Form 10-Q
period 2007-03-31
OneBeacon Insurance Group, Ltd.
filed 2007-05-02
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2007

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

As of May 1, 2007, 28,258,554 Class A common shares, par value of $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2007
		(Unaudited)
	($ in millions, except share and per share amounts)
Assets
Available-for-sale investments:
Fixed maturity investments, at fair value (amortized cost $3,501.5 and $3,386.3)	$3,539.7	$3,437.2
Common equity securities, at fair value (cost $568.9 and $575.5)	737.1	739.3
Short-term investments, at amortized cost (which approximates fair value)	319.0	327.0
Held-to-maturity investments (assets held in trust):
Fixed maturity investments, at amortized cost (estimated fair value $304.0 and $307.9)	305.0	308.4
Short-term investments, at amortized cost (which approximates fair value)	33.8	26.9
Other investments (cost $229.5 and $232.2)	278.1	287.3
Total investments	5,212.7	5,126.1
Cash	41.5	36.3
Reinsurance recoverable on unpaid losses	1,032.6	1,041.4
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,810.0	1,779.1
Reinsurance recoverable on paid losses	32.4	20.5
Premiums receivable	517.1	490.5
Securities lending collateral	528.8	431.4
Deferred acquisition costs	183.8	181.8
Deferred tax asset	61.2	36.6
Investment income accrued	34.8	33.8
Ceded unearned premiums	38.2	53.6
Accounts receivable on unsettled investment sales	6.7	29.3
Other assets	369.6	358.6
Total assets	$9,869.4	$9,619.0
Liabilities
Loss and LAE reserves	$4,837.7	4,773.9
Unearned premiums	985.2	971.6
Debt	759.5	757.6
Securities lending payable	528.8	431.4
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	242.3	250.5
Held by others (redemption value $20.0)	20.0	20.0
Ceded reinsurance payable	71.9	84.9
Accounts payable on unsettled investment purchases	11.5	6.4
Other liabilities	635.3	497.0
Total liabilities	8,092.2	7,793.3
Common shareholders’ equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 100,013,292 shares)	1,115.9	1,116.2
Retained earnings	474.4	513.6
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	173.1	180.4
Net unrealized foreign currency translation gains	11.8	13.3
Other comprehensive income items	2.0	2.2
Total common shareholders’ equity	1,777.2	1,825.7
Total liabilities and common shareholders’ equity	$9,869.4	$9,619.0

See Notes to Consolidated Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2006	2007
	($ in millions, except per share amounts)
Revenues
Earned premiums	$506.8	$468.9
Net investment income	46.2	50.6
Net realized investment gains	28.0	54.9
Net other revenues	5.5	3.1
Total revenues	586.5	577.5
Expenses
Loss and LAE	337.7	288.2
Policy acquisition expenses	87.5	78.3
Other underwriting expenses	83.9	90.9
General and administrative expenses	4.6	2.4
Accretion of fair value adjustment to loss and LAE reserves	5.7	4.0
Interest expense on debt	11.3	11.4
Interest expense—dividends on preferred stock subject to mandatory redemption	7.6	7.6
Interest expense—accretion on preferred stock subject to mandatory redemption	6.4	8.2
Total expenses	544.7	491.0
Pre-tax income	41.8	86.5
Income tax provision	(11.7)	(26.0)
Income from continuing operations before equity in earnings of unconsolidated affiliate	30.1	60.5
Equity in earnings of unconsolidated affiliate	2.2	—
Income from continuing operations	32.3	60.5
Loss from discontinued operations	(1.2)	—
Net income	31.1	60.5
Change in net unrealized gains and losses for investments held	12.4	43.6
Recognition of net unrealized gains and losses for investments sold	(11.2)	(36.3)
Change in foreign currency translation	(0.8)	1.5
Change in other comprehensive income items	1.1	0.2
Comprehensive net income	$32.6	$69.5
Basic and diluted earnings per share
Basic:
Income from continuing operations	$0.32	$0.61
Loss from discontinued operations	(0.01)	—
Net income available to common shareholders	$0.31	$0.61
Diluted:
Income from continuing operations	$0.32	$0.61
Loss from discontinued operations	(0.01)	—
Net income available to common shareholders	$0.31	$0.61

Dividends declared and paid per common share	$—	$0.21

See Notes to Consolidated Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

(Unaudited)

	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after-tax
	($ in millions)

Balances at January 1, 2006	$1,560.0	$1,169.8	$232.6	$157.6
Adjustment to adopt SFAS No. 155, after-tax	—	—	7.1	(7.1)
Net income	31.1	—	31.1	—
Other comprehensive income, after-tax	1.5	—	—	1.5
Balances at March 31, 2006	$1,592.6	$1,169.8	$270.8	$152.0

	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after-tax
	($ in millions)

Balances at January 1, 2007	$1,777.2	$1,115.9	$474.4	$186.9
Adjustment to adopt FIN 48	(0.3)	—	(0.3)	—
Net income	60.5	—	60.5	—
Dividends	(21.0)	—	(21.0)	—
Other comprehensive income, after-tax	9.0	—	—	9.0
Accrued stock option expense	0.3	0.3	—	—
Balances at March 31, 2007	$1,825.7	$1,116.2	$513.6	$195.9

See Notes to Consolidated Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2006	2007
	($ in millions)
Cash flows from operations:
Net income	$31.1	$60.5
Charges (credits) to reconcile net income to cash flows used for operations:
Loss from discontinued operations	1.2	—
Net realized investment gains	(28.0)	(54.9)
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	7.6	7.6
Other operating items:
Net change in loss and LAE reserves	(168.1)	(63.8)
Net change in unearned premiums	19.7	(13.6)
Net change in ceded reinsurance	(11.6)	13.0
Net change in premiums receivable	7.1	26.6
Net change in reinsurance recoverable on paid and unpaid losses	88.2	34.0
Net change in other assets and liabilities	(150.7)	(115.2)
Net cash used for operating activities of continuing operations	(203.5)	(105.8)
Net cash used for operating activities of discontinued operations	(1.5)	—
Net cash used for operations	(205.0)	(105.8)
Cash flows from investing activities:
Net change in short-term investments available-for-sale	(106.4)	(8.0)
Maturities of investments held-to-maturity	—	6.9
Sales of fixed maturity investments	423.5	485.7
Maturities of fixed maturity investments	150.9	161.3
Sales of common equity securities	47.2	99.4
Sales of other investments	0.9	16.0
Purchases of fixed maturity investments available-for-sale	(221.5)	(529.7)
Purchases of common equity securities	(113.5)	(65.8)
Purchases of other investments	(7.7)	(5.7)
Net change in unsettled investment purchases and sales	44.8	(27.7)
Net acquisitions of property and equipment	(6.2)	(1.2)
Net cash provided from investing activities of continuing operations	212.0	131.2
Net cash used for investing activities of discontinued operations	(3.9)	—
Net cash provided from investing activities	208.1	131.2
Cash flows from financing activities:
Repayment of debt	—	(2.0)
Cash dividends paid to common shareholders	—	(21.0)
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	(7.6)	(7.6)
Net cash used for financing activities of continuing operations	(7.6)	(30.6)
Net decrease in cash during period	(4.5)	(5.2)
Cash balance at beginning of period	44.1	41.5
Cash balance at end of period	$39.6	$36.3

Supplemental cash flows information:
Interest paid	$0.7	$0.9
Net Federal income taxes (received) paid	(13.0)	42.3

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements include the accounts of OneBeacon Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries (collectively, “OneBeacon”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The OneBeacon operating companies are U.S.-based property and casualty insurance writers, substantially all of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, commercial and personal products and services sold primarily through select independent agencies and brokers.

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

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of OneBeacon.  These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2006 Annual Report on Form 10-K for a complete discussion regarding OneBeacon’s significant accounting policies.

As part of a reorganization immediately preceding the initial public offering, OneBeacon sold certain consolidated subsidiaries to White Mountains on August 3, 2006 at GAAP book value. These subsidiaries have been classified as discontinued operations. Accordingly, the results of operations for these subsidiaries are presented net of tax, as loss from discontinued operations in the consolidated statements of income and comprehensive income. Cash flows associated with the operating and investing activities of discontinued operations are aggregated and presented under separate captions in the consolidated statements of cash flows. There were no cash flows associated with financing activities for the discontinued operations.

Recently Adopted Changes in Accounting Principles

Federal, State and Foreign Income Taxes

While OneBeacon is subject to taxation in several jurisdictions, the majority of OneBeacon’s subsidiaries file a consolidated tax return in the United States.  Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.

On January 1, 2007 (“Date of Adoption”) OneBeacon adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes when the benefit of a given tax position should be recognized and how it should be measured.  Under the new guidance, recognition is based upon whether or not a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, OneBeacon must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.

FIN 48 also addresses how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense should be recognized in the first period interest would be accrued under the tax law. OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  At the Date of Adoption, the Company had accrued interest and penalties of $3.3 million, net of federal benefit. In connection with the adoption of FIN 48, OneBeacon has recognized a $0.3 million increase in the liability for unrecognized tax benefits, primarily as a result of increases in its estimates of accrued interest. The effect of adoption has been recorded as an adjustment to opening retained earnings.

At the Date of Adoption the Company had $56.0 million of unrecognized tax benefits.  If recognized, $51.8 million would increase net income. Because of the impact of deferred tax accounting, exposure for certain temporary differences would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  There have been no material changes to the above balances since the Date of Adoption.

With few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2003.  The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2003 through 2004 in the second quarter of 2006 that is anticipated to be completed by the end of 2008.  As of March 31, 2007 the IRS has not proposed any significant adjustments to taxable income.  The Company does not expect to receive any adjustments that would result in a material change to its financial position.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next twelve months.

Recent Accounting Pronouncements

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

Fair Value Option

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Statement allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are to be reported in earnings. The Statement requires additional disclosures for instruments for which the election has been made, including a description of management’s reasons for making the election. The Statement is effective as of fiscal years beginning after November 15, 2007 and is to be adopted prospectively and concurrent with the adoption of SFAS 157. OneBeacon has not yet determined the effect of adoption on its financial condition, results of operations or cash flows.

NOTE 2. Discontinued Operations

In 2006 OneBeacon sold certain consolidated subsidiaries at GAAP book value to White Mountains. These subsidiaries are included in discontinued operations and comprise the following entities:

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

NOTE 3. Acquisitions and Dispositions

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

On October 31, 2006, OneBeacon restructured its investment in Main Street America Holdings, Inc. (“MSA”). OneBeacon received a $70 million cash dividend from MSA following which OneBeacon sold its 50% common stock investment in MSA to Main Street America Group, Inc. (“the MSA Group”) for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group and (ii) 4.9% of the common stock of the MSA Group. Effective October 31, 2006, OneBeacon accounts for its remaining investment in the MSA Group in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Refer to the Company’s 2006 Annual Report on Form 10-K. Prior to the sale, OneBeacon owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting. These transactions resulted in a net after-tax realized gain of $8.5 million.

NOTE 4. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of OneBeacon’s insurance subsidiaries for the three months ended March 31, 2006 and 2007:

	Three months ended March 31,
	2006	2007

Gross beginning balance	$5,354.3	$4,837.7
Less beginning reinsurance recoverable on unpaid losses	(3,120.9)	(2,842.6)
Net loss and LAE reserves	2,233.4	1,995.1
Loss and LAE incurred relating to:
Current year losses	330.5	300.2
Prior year losses	(7.2)	(12.0)
Total incurred loss and LAE	337.7	288.2
Accretion of fair value adjustment to net loss and LAE reserves	5.7	4.0
Loss and LAE paid relating to:
Current year losses	(93.9)	(76.0)
Prior year losses	(330.5)	(257.9)
Total loss and LAE payments	(424.4)	(333.9)
Net ending balance	2,152.4	1,953.4
Plus ending reinsurance recoverable on unpaid losses	3,033.8	2,820.5
Gross ending balance	$5,186.2	$4,773.9

In connection with purchase accounting for the OneBeacon Acquisition, loss and LAE reserves and the related reinsurance recoverables were adjusted to fair value on the balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, OneBeacon recognized $5.7 million and $4.0 million of such charges for the three months ended March 31, 2006 and 2007, respectively.

NOTE 5. Reinsurance

In the normal course of business, OneBeacon’s insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. OneBeacon remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.

At March 31, 2007, OneBeacon had $20.5 million of reinsurance recoverables on paid losses and $3,053.6 million (gross of $233.1 million in purchase accounting adjustments, as described in Note 4) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its policyholders. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best ratings.

($ in millions)	Balance at March 31, 2007	% of total	A.M. Best Rating(1)
Subsidiaries of Berkshire (NICO and GRC)(2)	$2,185.6	71%	A	++
Tokio Marine and Nichido Fire	58.3	2%	A	++
Munich Reinsurance America (formerly America Reinsurance Company)	56.2	2%	A
Liberty Mutual and subsidiaries(3)	37.7	1%	A
Swiss Re	22.5	1%	A	+

(1)             A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

(2)             Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. OneBeacon also has an additional $377.0 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)             At March 31, 2007, OneBeacon had assumed balances receivable and expenses receivable of approximately $34.0 million under its renewal rights agreement with Liberty Mutual, which expired on October 31, 2003.

In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts: a reinsurance contract with National Indemnity Company or NICO, for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse development on losses occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Technical Matter Document No. D-54 (“EITF Topic D-54”).

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. OneBeacon estimates that on an incurred basis, net of Third Party Recoverables, as of March 31, 2007 it has used approximately $2.1 billion of the coverage provided by NICO. Approximately $878 million of these incurred losses have been paid by NICO through March 31, 2007. Since entering into the NICO Cover, $29.7 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

NOTE 6. Investment Securities

OneBeacon’s net investment income is comprised primarily of interest income associated with OneBeacon’s fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three months ended March 31, 2006 and 2007 consisted of the following:

	Three months ended March 31,
	2006	2007
	($ in millions)
Investment income:
Fixed maturity investments	$39.5	$45.3
Short-term investments	2.3	4.5
Common equity securities	4.8	3.3
Other investments	2.8	0.6
Total investment income	49.4	53.7
Less investment expenses	(3.2)	(3.1)
Net investment income, pre-tax	$46.2	$50.6

The composition of net realized investment gains consisted of the following:

	Three months ended March 31,
	2006	2007
	($ in millions)
Fixed maturity investments	$11.3	$5.8
Common equity securities	11.4	40.6
Other investments	5.3	8.5
Net realized investment gains, pre-tax	$28.0	$54.9

The components of OneBeacon’s ending net unrealized investment gains and losses on its investment portfolio were as follows:

	Year ended December 31,	Three months ended March 31,
	2006	2007
	($ in millions)
Investment securities:(1)
Gross unrealized investment gains	$255.3	$262.7
Gross unrealized investment losses	(18.8)	(13.5)
Net unrealized gains from investment securities	236.5	249.2
Income taxes attributable to such gains	(82.1)	(86.8)
Total net unrealized investment gains, after-tax	$154.4	$162.4

(1)             Does not include deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains’ common control of $18.7 million and $18.0 million, after-tax, as of December 31, 2006 and March 31, 2007, respectively.

In connection with the initial public offering, two irrevocable grantor trusts were established to economically defease the Company’s mandatorily redeemable preferred stock.  The assets of each trust are soley dedicated to payments of dividends and redemption amounts on the mandatorily redeemable preferred stock.  The assets held in the trusts include fixed maturity and short-term investments which are classified and accounted for as held-to-maturity.  Refer to the Company’s 2006 Annual Report on Form 10-K for a complete discussion of the economic defeasance of the

Company’s mandatorily redeemable preferred stock. The carrying value, gross unrealized investment gains and losses, and estimated market values of OneBeacon’s fixed maturity held-to-maturity investments, carried at amortized cost, as of December 31, 2006 and March 31, 2007 were as follows:

	December 31, 2006
	Carrying Value	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Estimated Market Value
	($ in millions)
U.S. Government obligations	$305.0	$—	$(1.0)	$—	$304.0
Total fixed maturity investments	$305.0	$—	$(1.0)	$—	$304.0

	March 31, 2007
	Carrying Value	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Estimated Market Value
	($ in millions)
U.S. Government obligations	$308.4	$—	$(0.5)	$—	$307.9
Total fixed maturity investments	$308.4	$—	$(0.5)	$—	$307.9

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon’s fixed maturity available-for-sale investments as of December 31, 2006 and March 31, 2007, were as follows:

	December 31, 2006
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government obligations	$806.7	$1.8	$(4.2)	$—	$804.3
Debt securities issued by industrial corporations	1,429.6	8.2	(8.4)	10.7	1,440.1
Municipal obligations	8.2	0.4	—	—	8.6
Asset-backed securities	1,091.4	9.4	(3.7)	—	1,097.1
Foreign government obligations	54.7	—	(0.6)	—	54.1
Preferred stocks	110.9	17.1	(0.4)	7.9	135.5
Total fixed maturity investments	$3,501.5	$36.9	$(17.3)	$18.6	$3,539.7

	March 31, 2007
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government obligations	$588.4	$6.5	$(1.6)	$—	$593.3
Debt securities issued by industrial corporations	1,482.3	7.9	(5.9)	12.7	1,497.0
Municipal obligations	8.2	0.4	—	—	8.6
Asset-backed securities	1,154.9	12.3	(1.7)	—	1,165.5
Foreign government obligations	41.6	0.2	(0.4)	—	41.4
Preferred stocks	110.9	13.0	(0.4)	7.9	131.4
Total fixed maturity investments	$3,386.3	$40.3	$(10.0)	$20.6	$3,437.2

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon’s common equity securities and other investments as of December 31, 2006 and March 31, 2007, were as follows:

	December 31, 2006
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
Common equity securities	$568.9	$169.2	$(0.9)	$(0.1)	$737.1
Other investments	$229.5	$49.2	$(0.6)	$—	$278.1

	March 31, 2007
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$575.5	$166.7	$(2.9)	$—	$739.3
Other investments	$232.2	$55.7	$(0.6)	$—	$287.3

Impairment

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

The following table presents an analysis of the continuous periods during which OneBeacon has held investment positions which were carried at an unrealized loss as of March 31, 2007 (excluding short-term investments):

	March 31, 2007
	0-6 Months	6-12 Months	> 12 Months	Total
	(in millions)
Fixed maturity investments:
Number of positions	44	4	113	161
Market value	$463.3	$23.1	$612.6	$1,099.0
Amortized cost	$464.8	$23.2	$621.0	$1,109.0
Unrealized loss	$(1.5)	$(0.1)	$(8.4)	$(10.0)
Common equity securities:
Number of positions	13	—	—	13
Market value	$66.0	$—	$—	$66.0
Amortized cost	$68.9	$—	$—	$68.9
Unrealized loss	$(2.9)	$—	$—	$(2.9)
Other investments:
Number of positions	2	—	2	4
Market value	$6.8	$—	$3.9	$10.7
Amortized cost	$7.0	$—	$4.3	$11.3
Unrealized loss	$(0.2)	$—	$(0.4)	$(0.6)
Total:
Number of positions	59	4	115	178
Market value	$536.1	$23.1	$616.5	$1,175.7
Amortized cost	$540.7	$23.2	$625.3	$1,189.2
Unrealized loss	$(4.6)	$(0.1)	$(8.8)	$(13.5)
% of total gross unrealized losses	34%	1%	65%	100%

During the three months ended March 31, 2006 and 2007, OneBeacon did not recognize any material pre-tax other-than-temporary impairment charges. OneBeacon believes that the gross unrealized losses relating to its fixed maturity investments at March 31, 2007 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. OneBeacon views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should OneBeacon determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. OneBeacon also believes that the gross unrealized losses recorded on its common equity securities and its other investments at March 31, 2007 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer’s financial performance and near term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. At March 31, 2007, OneBeacon’s investment portfolio did not include any individual investment securities with an after-tax unrealized loss of more than $2.0 million for more than a six-month period.

NOTE 7. Segment Information

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

	Primary Insurance Operations	Affiliate Quota Shares(1)	Other Operations	Total
	($ in millions)
Three months ended March 31, 2006
Earned premiums	$480.1	$26.7	$—	$506.8
Net investment income	43.3	—	2.9	46.2
Net realized investment gains (losses)	28.2	—	(0.2)	28.0
Net other revenues	2.3	—	3.2	5.5
Total revenues	553.9	26.7	5.9	586.5
Loss and LAE	303.7	34.0	—	337.7
Policy acquisition expenses	86.4	1.1	—	87.5
Other underwriting expenses	83.9	—	—	83.9
General and administrative expenses	0.7	—	3.9	4.6
Accretion of fair value adjustment to loss and LAE reserves	—	—	5.7	5.7
Interest expense on debt	0.6	—	10.7	11.3
Interest expense-on preferred stock subject to mandatory redemption	—	—	14.0	14.0
Total expenses	475.3	35.1	34.3	544.7
Pre-tax income (loss)	$78.6	$(8.4)	$(28.4)	$41.8
Three months ended March 31, 2007
Earned premiums	468.9	$—	$—	$468.9
Net investment income	45.7	—	4.9	50.6
Net realized investment gains (losses)	54.9	—	—	54.9
Net other revenues	3.3	—	(0.2)	3.1
Total revenues	572.8	—	4.7	577.5
Loss and LAE	288.2	—	—	$288.2
Policy acquisition expenses	78.3	—	—	78.3
Other underwriting expenses	90.9	—	—	90.9
General and administrative expenses	—	—	2.4	2.4
Accretion of fair value adjustment to loss and LAE reserves	—	—	4.0	4.0
Interest expense on debt	0.9	—	10.5	11.4
Interest expense-on preferred stock subject to mandatory redemption	—	—	15.8	15.8
Total expenses	458.3	—	32.7	491.0
Pre-tax income (loss)	$114.5	$—	$(28.0)	$86.5
December 31, 2006
Total investments	$4,806.9	$—	$405.8	$5,212.7
Reinsurance recoverable on paid and unpaid losses	3,112.1	—	(237.1)	2,875.0
Total assets	9,729.2	—	140.2	9,869.4
Loss and LAE reserves	5,108.2	—	(270.5)	4,837.7
Total liabilities	7,382.3	—	709.9	8,092.2
Total equity	2,346.9	—	(569.7)	1,777.2
March 31, 2007
Total investments	$4,657.9	$—	$468.2	$5,126.1
Reinsurance recoverable on paid and unpaid losses	3,074.1	—	(233.1)	2,841.0
Total assets	9,390.7	—	228.3	9,619.0
Loss and LAE reserves	5,036.4	—	(262.5)	4,773.9
Total liabilities	7,012.9	—	780.4	7,793.3
Total equity	2,377.8	—	(552.1)	1,825.7

(1)             The affiliate quota share agreements were commuted during the fourth quarter of 2006.

The following tables provide net written premiums and earned insurance premiums for OneBeacon’s Primary Insurance Operations by major underwriting unit and in total for the three months ended March 31, 2006 and 2007:

	Specialty	Commercial	Personal	Total(1)
	($ in millions)
Three months ended March 31, 2006
Net written premiums	$102.0	$166.8	$202.4	$474.4
Earned premiums	102.0	165.3	209.5	480.1
Three months ended March 31, 2007
Net written premiums	$96.8	$170.6	$172.8	$440.3
Earned premiums	107.0	172.0	189.8	468.9

(1)       Includes results from run-off.

NOTE 8. Investment in Unconsolidated Affiliate

OneBeacon’s investments in unconsolidated affiliate represent operating investments in other companies in which OneBeacon has a significant voting and economic interest but does not control the entity.

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

Prior to the exchange of our common stock investment in MSA, we accounted for this investment using the equity method of accounting. For the three months ended March 31, 2006, the after-tax equity in earnings from MSA common stock and unrealized investment losses was $2.2 million and $(1.2) million, respectively.

NOTE 9. Retirement and Postretirement Plans

The components of net periodic benefit costs for the three months ended March 31, 2006 and 2007 were as follows:

	Three months ended March 31,
	2006	2007
	($ in millions)
Service cost	$0.3	$0.5
Interest cost	6.9	6.6
Expected return on plan assets	(7.6)	(6.8)
Amortization of unrecognized loss	—	0.1
Net periodic pension cost before settlements, curtailments and special termination benefits	(0.4)	0.4
Special termination benefits expense(1)	1.2	—
Net periodic benefit cost	$0.8	$0.4

(1)             Special termination benefits are payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

The Company anticipates contributing $2.9 million to the pension plans for 2007. As of March 31, 2007, $1.0 million in contributions have been made. All of OneBeacon’s year to date and expected pension contributions in 2007 relate to non-qualified pension plans, for which OneBeacon has established assets held in rabbi trusts.

NOTE 10.  Employee Share-Based Incentive Compensation Plans

OneBeacon’s share-based compensation plans consist of performance shares and also stock options granted in connection with the initial public offering. OneBeacon’s share-based compensation plans are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon’s common shares at the time awards are earned. See “Performance Shares” below. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of the Company’s deferred compensation plans. OneBeacon expenses the full cost of all its share-based compensation.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”), which is a revision to SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Effective January 1, 2006, OneBeacon adopted SFAS 123R to account for its share-based compensation under the modified prospective method of adoption. Under this method of adoption, SFAS 123R applies to new grants of share-based awards, awards modified after the effective date and the remaining portion of the fair value of the unvested awards at the adoption date. The unvested portion of OneBeacon performance share awards, as well as new awards, such as the stock options granted in connection with the initial public offering, are subject to the fair value measurement and recognition requirements of SFAS 123R.

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

Performance Shares

Prior to February 2007, the value of OneBeacon’s performance shares was based upon the market price of an underlying White Mountains common share (“WTM Performance Shares”).  In February 2007, all of OneBeacon’s WTM Performance Shares outstanding were replaced with performance shares whose value is based upon the market price of an underlying OneBeacon common share (“OB Performance Shares”).

The following summarizes performance share activity for OB Performance Shares for the three months ended March 31, 2006 and 2007:

	Three Months Ended March 31,
	2006		2007
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	—	$—	—	$—
Payments and deferrals	—	—	—	—
New awards	—	—	884,786	—
Forfeitures and net change in assumed forfeitures	—	—	(28,901)	(0.1)
Transfers in (1)	—	—	271,251	4.1
Expense recognized	—	—	—	2.0
End of period	—	$—	1,127,136	$6.0

(1)             In February 2007, OneBeacon’s WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

The following summarizes performance share activity for WTM Performance Shares activity for the three months ended March 31, 2006 and 2007:

	Three Months Ended March 31,
	2006		2007
	Target WTM Performance Shares outstanding	Accrued expense	Target WTM Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	44,700	$24.8	16,058	$7.8
Payments and deferrals (1) (2)	(12,600)	(13.4)	(4,400)	(3.7)
New awards	20,235	—	—	—
Forfeitures and net change in assumed forfeitures	(1,308)	(0.3)	412	—
Transfers out (3)	—	—	(12,070)	(4.1)
Expense recognized	—	3.3	—	—
End of period	51,027	$14.4	—	$—

(1)             Performance share payments in 2006 for the 2003-2005 performance cycle were made at 142% of target.

(2)             Performance share payments in 2007 for the 2004-2006 performance cycle were made at 145% of target.

(3)             In February 2007, OneBeacon’s WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

The following summarizes performance shares outstanding and accrued performance share expense at March 31, 2007 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2005—2007	122,859	$2.0
2006—2008	148,392	2.3
2007—2009	884,786	1.8
Sub-total	1,156,037	6.1
Assumed forfeitures	(28,901)	(0.1)
Total at March 31, 2007	1,127,136	$6.0

If 100% of the outstanding performance shares had been vested on March 31, 2007, the total additional compensation cost to be recognized would have been $23.7 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2003-2005 and the 2004-2006 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

Stock Options

As described above, in connection with the initial public offering, OneBeacon issued options to acquire 1,420,000 common shares of the Company to certain members of management. The following summarizes option activity for the three months ended March 31, 2007:

	2007
	Options outstanding	Accrued expense
	($ in millions)
Opening balance — outstanding options	1,420,000	$0.2
New awards	—	—
Assumed forfeitures	(71,000)	—
Exercised	—	—
Expense recognized	—	0.3
Balance at March 31, 2007	1,349,000	$0.5

The options have a $30.00 per share exercise price and vest in equal installments on each of the third, fourth and fifth anniversaries of their issuance.  These options expire five and a half years from the anniversary of issuance.  The compensation expense associated with the options is being recognized ratably over five years.

NOTE 11. Earnings per Share

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

	Three months ended March 31,
	2006	2007
Basic earnings per share numerators (in millions):
Income from continuing operations	$32.3	$60.5
Loss from discontinued operations, net of tax	(1.2)	—
Net income available to common shareholders	$31.1	$60.5
Diluted earnings per share numerators (in millions):
Income from continuing operations	$32.3	$60.5
Loss from discontinued operations, net of tax	(1.2)	—
Net income available to common shareholders	$31.1	$60.5
Basic earnings per share (in dollars):
Net income from continuing operations	$0.32	$0.61
Loss from discontinued operations, net of tax	(0.01)	—
Net income available to common shareholders	$0.31	$0.61
Diluted earnings per share (in dollars):
Income from continuing operations	$0.32	$0.61
Loss from discontinued operations, net of tax	(0.01)	—
Net income available to common shareholders	$0.31	$0.61

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that our expectations in such forward-looking statements will turn out to be correct. OneBeacon’s actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” on page 34 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three months ended March 31, 2006 and 2007 is as follows:

	Three months ended March 31,
	2006	2007
	($ in millions)
Net written premiums	$531.1	$440.3
Revenues
Earned premiums	$506.8	$468.9
Net investment income	46.2	50.6
Net realized investment gains	28.0	54.9
Net other revenues	5.5	3.1
Total revenues	586.5	577.5
Expenses
Loss and LAE	337.7	288.2
Policy acquisition expenses	87.5	78.3
Other underwriting expenses	83.9	90.9
General and administrative expenses	4.6	2.4
Accretion of fair value adjustment to loss and LAE reserves	5.7	4.0
Interest expense on debt	11.3	11.4
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	14.0	15.8
Total expenses	544.7	491.0
Pre-tax earnings from continuing operations	41.8	86.5
Income tax provision	(11.7)	(26.0)
Income from continuing operations before equity in earnings of unconsolidated affiliate	30.1	60.5
Equity in earnings of unconsolidated affiliate	2.2	—
Income from continuing operations	32.3	60.5
Loss from discontinued operations	(1.2)	—
Net income	31.1	60.5
Other comprehensive income	1.5	9.0
Comprehensive net income	$32.6	$69.5

Consolidated Results—Three months ended March 31, 2007 versus three months ended March 31, 2006

Our pre-tax income from continuing operations for the first three months of 2007 was $86.5 million, compared to pre-tax income from continuing operations of $41.8 million for the first three months of 2006 and our GAAP combined ratio was 97.5% for the first three months 2007, compared to 100.5% for the first three months of 2006.

Our results for the first three months of 2007 included $2.4 million in current accident year catastrophe losses, which impacted the combined ratio by 0.5 points, a decrease of $7.6 million from the first three months of 2006, which included $10.0 million in current accident year catastrophe losses primarily related to winter weather in the Northeastern United States, none of which were individually significant. Favorable development on prior accident years was $12.0 million in the first three months of 2007, compared with $7.2 million in the first three months of 2006. Offsetting these decreases was $8.3 million of expenses associated with actions taken to optimize long-term occupancy costs, including our move to our new U.S. headquarters in Canton, Massachusetts, which added 1.8 points to the combined ratio.

Our total revenues decreased 1.5% in the first three months of 2007 to $577.5 million, compared to $586.5 million in the first three months of 2006, due principally to a 7.5% decrease in earned premiums in the first three months of 2007. The first three months of 2006 included $87.7 million of business assumed from the affiliate quota share agreement with Esurance, which was commuted in the fourth quarter of 2006, in connection with our initial public offering.  Net realized investment gains increased to $54.9 million in the first three months of 2007, compared with $28.0 million in the first three months of 2006, mainly due to the sale of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation during the first quarter, principally energy and natural resources.

Net other revenues decreased 43.6% in the first three months of 2007 to $3.1 million, compared to $5.5 million in the first three months of 2006.  The 2006 period included $2.4 million of interest income from loans receivable from affiliates of White Mountains. These loans were settled in connection with our initial public offering.

The income tax provision related to pre-tax income from continuing operations for the three months ended March 31, 2007 and March 31, 2006 represented effective tax rates of 30% and 28%, respectively, which were lower than the U.S. statutory rate of 35%. The effective tax rate is lower for each of the periods due to income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Hathaway Inc. (Berkshire) Preferred Stock (Berkshire Preferred Stock) and Zenith Insurance Company (Zenith) Preferred Stock (Zenith Preferred Stock).  The increase in the effective tax rate for the first three months of 2007, compared to the first three months of 2006, was due to the increase in the percentage of pre-tax income generated in the U.S.

Summary of Operations By Segment

Our segments consist of the following: (1) Primary Insurance Operations, (2) Affiliate Quota Shares and (3) Other Operations. In the fourth quarter of 2006, within our Primary Insurance Operations segment, we began to include OneBeacon Specialty Property (OBSP) within commercial lines and AutoOne Insurance (AutoOne) within personal lines. Both OBSP and AutoOne were formerly reported in specialty lines. The reporting change was undertaken to better align the reported results of our underwriting units with their product and management structure. Prior periods have been reclassified to conform to the current presentation. The affiliate quota share agreements were commuted in the fourth quarter of 2006 in connection with our initial public offering.

 Our investments are managed by our affiliate, White Mountains Advisors, LLC (WM Advisors), and by Prospector Partners, LLC (Prospector). A discussion of our consolidated investment operations is included after the discussion of operations by segment. Our segment information is presented in Note 7 — “Segment Information” to our consolidated financial statements.

Primary Insurance Operations

Financial results for our Primary Insurance Operations segment for the three months ended March 31, 2006 and 2007, were as follows:

	Three months ended March 31,
	2006	2007
	($ in millions)
Net written premiums	$474.4	$440.3

Earned premiums	$480.1	$468.9
Net investment income	43.3	45.7
Net realized investment gains	28.2	54.9
Net other revenues	2.3	3.3
Total revenues	553.9	572.8
Loss and LAE	303.7	288.2
Policy acquisition expenses	86.4	78.3
Other underwriting expenses	83.9	90.9
General and administrative expenses	0.7	—
Interest expense on debt	0.6	0.9
Total expenses	475.3	458.3
Pre-tax income	$78.6	$114.5

The following tables provide GAAP ratios, net written premiums and earned premiums by underwriting units for the three months ended March 31, 2006 and 2007:

	Three months ended March 31, 2006
	Specialty	Commercial	Personal	Total(2)
	($ in millions)
GAAP Ratios: (1)(3)(4)(5)
Loss and LAE	53.4%	59.3%	67.6%	63.3%
Expense	31.9	39.6	32.5	35.4
Total Combined	85.3%	98.9%	100.1%	98.7%
Net written premiums	$102.0	$166.8	$202.4	$474.4
Earned premiums	102.0	165.3	209.5	480.1

	Three months ended March 31, 2007
	Specialty	Commercial	Personal	Total(2)
	($ in millions)
GAAP Ratios: (1)(3)(4)(5)
Loss and LAE	57.5%	54.9%	66.0%	61.4%
Expense	31.4	37.3	36.5	36.1
Total Combined	88.9%	92.2%	102.5%	97.5%
Net written premiums	$96.8	$170.6	$172.8	$440.3
Earned premiums	107.0	172.0	189.8	468.9

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

(2)             Includes results from run-off. For the three months ended March 31, 2006 and 2007, includes net written premiums of $3.2 million and $0.1 million, respectively, from run-off and earned premiums of $3.3 million and $0.1 million, respectively, from run-off.

(3)             Includes our long-term incentive compensation expense. For the three months ended March 31, 2006 and 2007, long-term incentive compensation expense increased our total GAAP combined ratio by 1.1 points and 1.6 points, respectively.

(4)             Includes loss and LAE relating to catastrophes. For the three months ended March 31, 2006 and 2007, total calendar year incurred loss and LAE relating to catastrophes increased (decreased) our loss and LAE and total combined ratios by 3.1 points and (0.1) points, respectively, including development on prior accident year catastrophes which increased (decreased) our loss and LAE and total combined ratios by 1.0 points and (0.6) points, respectively.

(5)             Prior accident year development, including development on catastrophes, for the three months ended March 31, 2006 and 2007 increased (decreased) our loss and LAE and total combined ratios by 0.9 points and (2.6) points, respectively.

Primary Insurance Operations—Three months ended March 31, 2007 versus three months ended March 31, 2006

Specialty lines.   Net written premiums for specialty lines decreased by 5.1% to $96.8 million in the first three months of 2007 as compared to $102.0 million in the first three months of 2006. The decrease was due to the sale of the renewal rights to the Agri business during the third quarter of 2006. Excluding the Agri business, net written premiums increased by 19.8%, compared to the first three months of 2006 due to a $10.1 million increase in net written premiums in specialty liability products at OneBeacon Professional Partners to $61.9 million, principally driven by our providers excess, long-term care and lawyers professional liability products and a $4.8 million increase to $32.4 million in net written premiums at International Marine Underwriters, driven by our hull and yacht business.

The specialty lines combined ratio for the first three months of 2007 was 88.9%, compared to 85.3% for the first three months of 2006 due primarily to increases in the loss and LAE ratio. The loss and LAE ratio increased 4.1 points in the first three months of 2007 to 57.5%, compared with 53.4% in the prior year period mainly due to an increase in non-catastrophe losses including a large loss experienced in the Agri run-off business, partially offset by a decrease in catastrophe losses.  The first three months of 2007 included 1.3 points of current accident year catastrophe losses, compared to 3.1 points in the first three months of 2006.  The expense ratio for the first three months of 2007 was essentially flat when compared to the first three months of 2006.

Commercial lines.   Net written premiums for commercial lines increased by 2.3% to $170.6 million in the first three months of 2007, compared to $166.8 million in the first three months of 2006.  This increase was due to a $9.7 million increase in net written premiums to $33.7 million in the small business division principally driven by our small business package products. Partially offsetting this increase was a slight decrease in net written premiums in the middle market division compared to the prior year period, reflecting modest price decreases and lower premiums at OBSP.

The commercial lines combined ratio for the first three months of 2007 was 92.2%, compared to 98.9% in the first three months of 2006 due to decreases in both the loss and LAE ratio and the expense ratio. The loss and LAE ratio decreased to 54.9% compared to 59.3% in the first three months of 2006, primarily due to 4.0 points of favorable development on prior accident year losses in the first three months of 2007, compared to 0.1 point of net adverse development on prior accident year losses in the first three months of 2006, as well as a 1.7 point decrease in current accident year catastrophe losses in the first three months of 2007, compared with the prior year period. The 0.1 point of prior accident year development in the first three months of 2006 includes 3.2 points of adverse development primarily related to hurricane Katrina at OBSP which was offset by favorable prior accident year development in the middle market and small business divisions. The expense ratio decreased to 37.3% from 39.6% in the first three months of 2006 primarily due to lower policy acquisition expenses as a result of an internal study on the deferral rate of policy acquisition costs. The increased deferral rate is primarily the result of commercial lines’ expansion into new states.

Personal lines.   Net written premiums for personal lines decreased by 14.6% to $172.8 million in the first three months of 2007, compared to $202.4 million in the first three months of 2006. The decrease was principally attributable to reduced writings at AutoOne due to significant declines in New York’s assigned risk pool. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $165 million in 2007, down from $240 million in 2006, $383 million in 2005 and $629 million in 2004. The Company expects a reduction in AutoOne’s premium volume reflective of these trends.  In traditional personal, lines net written premium decreased 3.3% due to an increasingly competitive auto market and also state-mandated rate decreases in Massachusetts along with higher reinsurance costs.

The personal lines combined ratio for the first three months of 2007 was 102.5%, compared to 100.1% for the first three months of 2006. The increase in the combined ratio was due to an increased expense ratio. The expense ratio increased to 36.5%, compared to 32.5% in the first three months of 2006, primarily due to higher corporate overhead expenses including office consolidation expenses, as well as the adverse effect of spreading certain fixed costs over a lower premium base.  Partially offsetting the increased expense ratio was a decrease in the loss and LAE ratio to 66.0%, compared to 67.6% for the first three months of 2006, mainly due to 1.4 points of lower current accident year catastrophes in the first three months of 2007.

Run-off.   For the first three months of 2007, run-off generated an underwriting loss of $9.3 million, compared to an underwriting loss of $10.3 million in the first three months of 2006. The variance was primarily due to lower loss and LAE in the first three months of 2007.  The first three months of 2006 included $4.2 million in adverse development, compared with $1.0 million in adverse development in the first three months of 2007.

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

A summary of results from our Affiliate Quota Shares segment for the three months ended March 31, 2006 is as follows:

	Three months ended March 31,
	2006
	($ in millions)
	Esurance Quota Share	Sirius Quota Share
Net written premiums	$117.7	$(61.0)

Earned premiums	87.7	(61.0)
Total revenues	87.7	(61.0)
Loss and LAE	64.2	(30.2)
Policy acquisition expenses	24.0	(22.9)
Total expenses	88.2	(53.1)
Pre-tax income (loss)	$(0.5)	$(7.9)

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

A summary of results from our Other Operations segment for the three months ended March 31, 2006 and 2007 are as follows:

	Three months ended March 31,
	2006	2007
	($ in millions)
Net investment income	$2.9	$4.9
Net realized investment gains (loss)	(0.2)	—
Net other revenues	3.2	(0.2)
Total revenues	5.9	4.7
General and administrative expenses	3.9	2.4
Accretion of fair value adjustment to loss and LAE reserves	5.7	4.0
Interest expense on debt	10.7	10.5
Interest expense—dividends and accretion on preferred stock	14.0	15.8
Total expenses	34.3	32.7
Pre-tax loss	$(28.4)	$(28.0)

Other Operations Results—Three months ended March 31, 2007 versus three months ended March 31, 2006

Our Other Operations segment reported a pre-tax loss of $28.0 million for the first three months 2007, essentially flat compared to a pre-tax loss of $28.4 million for the first three months of 2006. Fluctuations in revenues and expenses between the first three months of 2007 compared to the first three months of 2006 essentially offset.

Summary of Investment Results

Investment Returns

A summary of our consolidated pre-tax investment results for the three months ended March 31, 2006 and 2007 is as follows:

	Three months ended March 31,
	2006	2007
	($ in millions)
Gross investment income (1)	$49.4	$53.7
Net realized investment gains	28.0	54.9
Net change in unrealized gains (losses) on investments (2)	(6.0)	14.7
Total GAAP pre-tax investment results	$71.4	$123.3

(1)             The three months ended March 31, 2007 includes $4.2 million of net investment income for assets held in trust.

(2)             Does not include deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains’ common control.

Gross investment returns versus typical benchmarks for the three months ended March 31, 2006 and 2007 are as follows:

	As of March 31,
	2006	2007(1)
Fixed maturity investments	0.2%	1.7%
Short-term investments	0.9	1.3
Total fixed income	0.2	1.6
Lehman U.S. Aggregate Index	(0.3)	1.6
Common stock	6.6	5.4
Other investments	8.6	5.5
Total equities	7.1	5.4
S&P 500 Index (total return)	4.2	0.6
Total consolidated portfolio	1.5%	2.4%

(1)             Includes $4.2 million of net investment income for assets held in trust.

Investment Returns—Three months ended March 31, 2007 versus three months ended March 31, 2006

Overview

Our total pre-tax investment results were $123.3 million, a return of 2.4% for the quarter ended March 31, 2007 versus $71.4 million, a return of 1.5% for the quarter ended March 31, 2006. Gross investment income in the first quarter of 2007 of $53.7 million was up 9% from $49.4 million during the first quarter of 2006. Net realized investment gains of $54.9 million in the first quarter of 2007 were up by 96% from the first quarter of 2006, mainly due to the sale of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation during the first quarter, principally energy and natural resources. Net unrealized investment gains were $14.7 million for the quarter ended March 31, 2007.

Fixed income

Our fixed income portfolio returned 1.6% in the first quarter of 2007 versus 0.2% in the first quarter of 2006. During 2007, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2 years which performed consistent with its characteristics and with the longer-duration Lehman U.S. Aggregate Index benchmark.

Equities

Our equity portfolio returned 5.4% in the first quarter of 2007 versus 7.1% in the first quarter of 2006. Our common stock portfolio returned 5.4% during the first quarter of 2007 and 6.6% in the first quarter of 2006, or 4.8 and 2.4 percentage points better than the S&P 500 benchmark, respectively.

Impairment

See Note 6 — “Investment Securities” of the accompanying consolidated financial statements for our analysis of impairment losses on investment securities.

Liquidity and Capital Resources

Operating cash and short-term investments

Our sources and uses of cash are as follows:

Holding company level.   The primary sources of cash for OneBeacon Insurance Group, Ltd. and certain of our intermediate holding companies are expected to be dividends and tax sharing payments received from our insurance operating subsidiaries, financing activities and net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are expected to be interest payments on our debt obligations, dividend payments on our preferred shares and our common shares, purchases of investments, payments made to tax authorities and holding company operating expenses.

Operating subsidiary level.   The primary sources of cash for our operating subsidiaries are expected to be premium collections, financing activities, net investment income and proceeds from sales and maturities of investments. The primary uses of cash are expected to be claim payments, policy acquisition costs, debt obligations, operating expenses, the purchase of investments and dividends and tax sharing payments made to parent holding companies.

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

During the first three months of 2007, OneBeacon Insurance Group LLC (OneBeacon LLC), the direct parent of our operating insurance subsidiaries, paid $50.0 million of dividends to Fund American Companies, Inc. (Fund American), its parent.

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

Economic Defeasance

In connection with our initial public offering, two of our subsidiaries, Fund American and Fund American Enterprises, each established an irrevocable grantor trust. The assets of each trust are solely dedicated to the satisfaction of the payment of dividends and redemption amounts on, respectively, $300 million liquidation preference of Fund American’s Berkshire Preferred Stock, and $20 million liquidation preference of Fund American Enterprises’ Zenith Preferred Stock. Fund American and Fund American Enterprises funded their respective trust with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government-sponsored enterprises, the scheduled interest and principal payments are sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively (including the mandatory redemption of the Berkshire Preferred Stock in May 2008 and the optional redemption of the Zenith Preferred Stock in June 2007, which we may exercise). The creation and funding of the trusts does not legally defease the preferred stock nor create any additional rights for the holders of the Berkshire Preferred Stock and the Zenith Preferred Stock either in the trusts or otherwise, although the assets in the trusts remain segregated from Fund American’s and Fund American Enterprises’ other general assets and are not available to Fund American or Fund American Enterprises for any use other than the payment of the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively. The assets of each trust remain subject to the claims of Fund American’s and Fund American Enterprises’ creditors, respectively, in the event that either Fund American or Fund American Enterprises becomes insolvent. White Mountains Capital, Inc., a subsidiary of White Mountains, serves as the trustee for both irrevocable grantor trusts. The assets held in the trusts as of March 31, 2007 include $308.4 million of fixed maturity investment and $26.9 million of short-term investments. Pre-tax net investment income earned on these investments totaled $4.2 million for the three months ended March 31, 2007.

Financing

The following table summarizes our capital structure as of December 31, 2006 and March 31, 2007:

	As of December 31,	As of March 31,
	2006	2007
	($ in millions)
Senior Notes, carrying value	$698.7	$698.8
Other debt	60.8	58.8
Total debt	759.5	757.6
Total common shareholders’ equity	1,777.2	1,825.7
Total capital	$2,536.7	$2,583.3
Ratio of debt to total capital excluding preferred stock subject to mandatory redemption	29.9%	29.3%

(1)      The preferred stock subject to mandatory redemption, having a carrying value of $262.3 million and $270.5 million at December 31, 2006 and March 31, 2007, respectively was not included in total capital because it was economically defeased in connection with our initial public offering.

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

In connection with our purchase of land and an office building in Canton, Massachusetts, which is now our U.S. headquarters, we entered into a $40.8 million mortgage note to fund renovations. As of December 31, 2006, we had fully drawn on the facility.

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

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, Fund American and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limits the ability of Fund American and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or Fund American must adhere. At March 31, 2007, Fund American was in compliance with all of the covenants under the Senior Notes.

In connection with the initial public offering, White Mountains and Fund American terminated their existing $400 million credit facility, under which they were both permitted borrowers. In November 2006, Fund American established a $75 million revolving credit facility that matures in November 2011. As of March 31, 2007, the Bank Facility was undrawn. The Bank Facility contains various affirmative, negative and financial covenants which we consider to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At March 31, 2007, we were in compliance with all of the covenants under the Bank Facility, and anticipate we will continue to remain in compliance with these covenants for the foreseeable future.

Cash Flows

Detailed information concerning our cash flows for the three months ended March 31, 2007 and 2006 follows:

For the the three months ended March 31, 2007

Financing and Other Capital Activities

During the first quarter of 2007, we declared and paid cash dividends of $21.0 million to holders of our common shares.

During the first quarter of 2007, we declared and paid cash dividends of $7.1 million and $0.5 million to holders of the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

During the first quarter of 2007, OneBeacon LLC declared and paid dividends in cash and securities of $50.0 million to Fund American.

Acquisitions and Dispositions

We did not execute any significant acquisitions or dispositions during the first quarter of 2007.

Other Liquidity and Capital Resource Activities

During the first quarter of 2007, we reported net decreases in our loss and LAE reserves and reinsurance recoverables on paid and unpaid losses, primarily due to the decline of our business exposures related to run-off.

During the first quarter of 2007, we made payments in respect of the 2004-2006 performance cycle totaling $39.8 million, in cash or by deferral into certain of our non-qualified compensation plans, to participants in our long-term incentive compensation plans. These payments were made with respect to 4,400 performance shares and 160,470 performance units.

For the three months ended March 31, 2006

Financing and Other Capital Activities

During the first quarter of 2006, we declared and paid cash dividends of $7.1 million and $0.5 million to holders of the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

During the first quarter of 2006, we drew down $18.4 million on an 18-year mortgage note that we entered into in connection with our purchase of land and an office building in Canton, Massachusetts, which is now our U.S. headquarters.

During the first quarter of 2006, OneBeacon LLC declared and paid cash dividends of $1.0 million to Fund American.

Acquisitions and Dispositions

We did not execute any significant acquisitions or dispositions during the first quarter of 2006.

Other Liquidity and Capital Resource Activities

During the first quarter of 2006, we reported net decreases in our loss and LAE reserves and reinsurance recoverables on paid and unpaid losses, primarily due to claim payments (and related collections of reinsurance recoverables) related to run-off reserves.

During the first quarter of 2006, we made payments in respect of the 2003-2005 performance cycle totaling $52.6 million, in cash or by deferral into certain of our non-qualified compensation plans, to participants in our long-term incentive compensation plans. These payments were made with respect to 12,600 performance shares and 148,541 performance units.

Critical Accounting Estimates

Refer to the Company’s 2006 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of March 31, 2007, there were no material changes to our critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with its expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•                     the risks associated with Item 1A. of the Company’s 2006 Annual Report on Form 10-K and in Item 1A of this Form 10-Q;

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company’s 2006 Annual Report on Form 10-K and in particular item 7A. — “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2007, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Company is not an accelerated filer and therefore is not required to include the assessment and reports required under this item until its annual report on Form 10-K is filed for the fiscal year ended December 31, 2007.

PART II.      OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

OneBeacon is in a dispute with Liberty Mutual over certain costs Liberty Mutual claims it incurred in connection with the Liberty Agreement. Liberty Mutual asserts that these costs are part of unallocated loss adjustment expenses, or ULAE, due Liberty Mutual under the Liberty Agreement. Liberty Mutual further asserts that ULAE on charges previously billed to and settled by OneBeacon since the inception of the Liberty Agreement should be retroactively recast in addition to changing the calculation of ULAE charges for the period not yet settled. OneBeacon believes that the recast charges, which are significantly higher than prior ULAE calculations, and the calculation of ULAE charges for the period not yet settled are inconsistent with the terms of the Liberty Agreement and with standard industry definitions of ULAE. The amount of additional ULAE Liberty Mutual claims that it incurred under the Liberty Agreement totals approximately $68 million. Liberty Mutual has netted amounts billed under the ULAE dispute against amounts otherwise payable to OneBeacon. As of March 31, 2007, OneBeacon has recorded in its loss and LAE reserves an estimate of ULAE expenses due Liberty Mutual on a basis that it believes is consistent with the terms of the Liberty Agreement and with standard industry definitions of ULAE. In January 2006, Liberty Mutual initiated an arbitration proceeding against OneBeacon with respect to this dispute, the ULAE Arbitration. The initial organizational meeting on the ULAE Arbitration was held in February 2007 and the final hearing is scheduled for April 2008.

In September 2006, OneBeacon initiated an arbitration against Liberty Mutual (and Peerless Insurance Company) seeking payment of approximately $57 million relating to ceding commissions, recoveries and commutations due to OneBeacon from Liberty Mutual pursuant to the terms and conditions of the rewritten indemnity reinsurance agreement. To date, Liberty Mutual has refused to pay, asserting that it is entitled to an offset against the ULAE amounts disputed by OneBeacon and subject to the ULAE Arbitration. In January 2007, this arbitration was consolidated into the ULAE Arbitration.

Our subsidiaries OneBeacon LLC and OneBeacon Insurance Company, or OBIC, also have asserted claims against Liberty Mutual (and Peerless Insurance Company) in the Court of Common Pleas for Philadelphia County, Pennsylvania, or the Court, in which they assert that Liberty Mutual (and Peerless Insurance Company) breached the Pre-Closing Administrative Services Agreement, handled claims files negligently, breached fiduciary duties and were unjustly enriched. The Court has stayed those claims pending the resolution of the arbitration between OBIC and Liberty Mutual for breach of contract. The arbitration hearing commenced in November 2006 and will continue through May 2007.

As of March 31, 2007, we believe that our loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all related disputes with Liberty Mutual.

Refer to the Company’s 2006 Annual Report on Form 10-K, and in particular Item 3 — “Legal Proceedings” for a brief description of all other non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

ITEM 1A.    RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2006 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2007, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 6.   EXHIBITS

(a) Exhibits

31.1*	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith
**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.

	By:	/s/ Ann Marie Andrews
Ann Marie Andrews
Date: May 2, 2007		Chief Accounting Officer