Form 10-K
period 2007-12-31
OneBeacon Insurance Group, Ltd.
filed 2008-02-29
CIK 1369817

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-33128

ONEBEACON INSURANCE GROUP, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0503315 (I.R.S. Employer Identification No.)
601 Carlson Parkway Minnetonka, Minnesota (Address of principal executive offices)	55305 (Zip Code)

Registrant's telephone number, including area code: (952) 852-2431

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Shares, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐    No ☒

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting shares (based on the closing price of Class A common shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2007, was $713,920,123.

         As of February 27, 2008, 25,719,656 Class A common shares, par value of $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual General Meeting of Members scheduled to be held May 28, 2008 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

ITEM 1.    BUSINESS

Overview

        OneBeacon Insurance Group, Ltd. (the Company or the Registrant), an exempted Bermuda limited liability company, through its subsidiaries (collectively, OneBeacon, we, us, or our) is a property and casualty insurance writer that provides a range of specialty insurance products as well as a variety of segmented commercial and personal insurance products. With roots dating back to 1831, we have been operating for more than 175 years and have many long-standing relationships with independent agencies, which constitute our primary distribution channel. OneBeacon was acquired by White Mountains Insurance Group, Ltd. (White Mountains) from Aviva plc (Aviva, formerly CGNU) in 2001 (the OneBeacon Acquisition). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of our common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2007 White Mountains owned 72.9% of our common shares.

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

        Our reportable segments are Primary Insurance Operations, Affiliate Quota Shares and Other Operations. We manage our Primary Insurance Operations segment through three major underwriting units: specialty lines, commercial lines and personal lines. Our Affiliate Quota Shares segment reflects the results of two quota share reinsurance agreements we entered into with subsidiaries of White Mountains primarily for White Mountains' capital management purposes. These agreements were commuted in the fourth quarter of 2006 in connection with our initial public offering. Certain other activities are conducted through our top holding company, OneBeacon Insurance Group, Ltd. and our intermediate subsidiaries and are included in our Other Operations segment.

        Our specialty lines businesses are national in scope, while our commercial and personal lines businesses have been concentrated primarily in the Northeastern United States. We have added, and expect to continue to add, new specialty businesses both organically and through acquisition. With licenses in 50 states and the District of Columbia, we have begun to selectively expand geographically into new territories in our commercial lines business that align well with our targeted approach to specific customer segments. In this expansion, we are guided by our focus on profitable growth while prudently managing underwriting risk.

        Our principal operating subsidiaries are rated "A" (Excellent, the third highest of fifteen ratings) by A.M. Best, "A" (Strong, the sixth highest of twenty-one ratings) by Standard & Poor's, "A2" (Good, the sixth highest of twenty-one ratings) by Moody's and "A" (Strong, the sixth highest of twenty-one ratings) by Fitch.

        In 2007, our net written premiums totaled approximately $1.9 billion and we had total assets of approximately $9.5 billion and total common shareholders' equity of approximately $1.9 billion at December 31, 2007.

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

        Think Like Owners.    Thinking like owners has a value all its own. There are stakeholders in a business enterprise and doing good work requires more than this quarter's profit. But thinking like an owner embraces all that without losing the touchstone of a capitalist enterprise.

Property and Casualty Insurance Overview

        Generally, property and casualty insurance companies write insurance policies in exchange for premiums paid by their customers (the insured). An insurance policy is a contract between the insurance company and the insured where the insurance company agrees to pay for losses suffered by the insured that are covered under the contract. Such contracts often are subject to subsequent legal interpretation by courts, legislative action and arbitration. Property insurance generally covers the financial consequences of accidental losses to the insured's property, such as a home and the personal property in it, or a business' building, inventory and equipment. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party. Claims on property coverage generally are reported and settled in a relatively short period of time, whereas those on casualty coverage can take years, even decades, to settle.

        Insurance companies derive substantially all of their revenues from earned premiums, investment income and net gains and losses from sales of investment securities. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, investment income is generated, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities. Net realized investment gains and losses result from sales of securities from the insurance companies' investment portfolios.

        Insurance companies incur a significant amount of their total expenses from policyholder losses, which are commonly referred to as claims. In settling policy holder losses, various loss adjustment expenses (LAE) are incurred such as insurance adjusters' fees and litigation expenses. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including compensation and benefits for professional and clerical staff.

        The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company's combined ratio under accounting principles generally accepted in the United States (GAAP) is calculated by adding the ratio of incurred loss and LAE to earned premiums (the loss and LAE ratio) and the ratio of policy acquisition and other underwriting expenses to earned premiums (the expense ratio). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. However, when considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can be profitable.

Primary Insurance Operations

        Our Primary Insurance Operations segment provides specialty lines insurance products, a variety of segmented commercial lines insurance products for businesses and personal lines insurance products for individuals. The Primary Insurance Operations segment also includes run-off business which primarily consists of national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group (Liberty Mutual) effective November 1, 2001. See "Business—Run-off".

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

        For the twelve months ended December 31, 2007, 2006 and 2005, our net written premiums by line of business were as follows:

	Year ended December 31,
	2007	2006	2005
	($ in millions)
Specialty	$446.2	$437.6	$416.3
Commercial	727.7	718.3	654.4
Personal	690.4	800.6	910.2
Total(1)	$1,864.4	$1,957.6	$1,988.6

(1)
Includes run-off business. See "Business—Run-off."

  Specialty lines

        Our specialty lines underwriting unit is a collection of niche businesses that focus on solving the unique needs of particular customer groups on a national scale. We provide distinct products and offer tailored coverages and services, managed by seasoned teams of market specialists. Our specialty businesses currently include:

  •
  OneBeacon Professional Partners (OBPP):  Formed in 2002, OBPP is a provider of specialty liability products primarily focused on the health-care industry. Additional products include media liability and lawyers' professional liability insurance. Our health-care products include hospital professional liability, or HPL, long-term care liability, or LTC, HMO reinsurance, provider excess insurance and managed care errors and omissions, or MCE&O. These products protect against claims for negligence arising from direct patient treatment, such as diagnoses, rendering opinions or referrals, and coverage for professional committee activities, with the exception of HMO reinsurance and provider excess insurance which is a financial product designed to protect capitated providers or facilities from catastrophic medical events. In 2005, OBPP broadened its capabilities through two acquisitions and the formation of a new business. First Media Insurance Specialists, Inc. was acquired to distribute OBPP's new product line of primary and excess media liability coverages targeting small-to-midsized media companies (that include publishers, broadcasters and authors). OBPP also acquired the renewal rights to the HPL and MCE&O business of Chubb Specialty Insurance. In November 2005, OBPP began offering lawyers' professional liability coverage targeting law firms employing fewer than 150 attorneys.

  •
  International Marine Underwriters (IMU):  A leading provider of marine insurance, this business traces its roots back to the early 1900s. The IMU acquisition from Crum & Forster in the early 1990s doubled our book of marine business. IMU coverages include physical damage or loss, and general liability for cargo and commercial hull, both at primary and excess levels, marinas, including a "package" product (comprehensive property and liability coverage) and yachts (the offerings for which were strengthened by IMU's acquisition in October 2006 of yacht-specialist National Marine Underwriters, Inc., a yacht insurance managing general agency). IMU does not offer offshore energy products. Target customers include ferry operators and charter boats (hull), marina operators and boat dealers (package product) and private-pleasure yachts with hull values of less than $1 million.

  •
  A.W.G. Dewar (Dewar):  A provider of tuition reimbursement insurance since 1930, Dewar's product protects both schools and parents from the financial consequences of a student's withdrawal or dismissal from school. The tuition refund plan reimburses parents up to 100% of tuition, room and board fees when a student is obliged to leave school due to covered reasons, such as medical or expulsion. Dewar provides customized policies to independent schools and colleges in North America.

  •
  Specialty Accident and Health (A&H):  Formed in November 2006, this group provides accident insurance coverages principally to large employers (generally Fortune 1000) on a group basis. The full array of product coverages includes corporate accident, travel accident and occupational accident coverage primarily targeted to the trucking industry. This group conducts business through independent agents and brokers and selectively markets directly to customers.

  •
  Government Risk Solutions (GRS):  Formed in March 2007, this group offers property and casualty products for government entities. The products include automobile, property, general liability and professional liability coverages. The professional liability offerings consist of law enforcement, public officials and employment practice coverage. Markets served include cities/towns/townships, counties, transit authorities, government agencies, special districts and pools (groups of public entities). GRS strategically distributes its products through agents and brokers.

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

        For the years ended December 31, 2007, 2006, and 2005, our specialty lines net written premiums were as follows:

	Year ended December 31,(1)
	2007	2006	2005
	($ in millions)
OBPP	$213.9	$179.3	$149.5
IMU	158.6	139.9	133.6
Other specialty lines(2)	73.7	118.4	133.2

Total specialty lines	$446.2	$437.6	$416.3

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

(2)
Includes Agri which was sold to a third party on September 29, 2006. Net written premiums for Agri were $64.7 million and $84.0 million for the years ended December 31, 2006 and 2005, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Acquisitions and Dispositions".

  Commercial lines

        We provide insurance solutions for middle market and small businesses through products that target particular industry groups with customized coverages and services. Our targeted industry focus has resulted in favorable loss ratios and strong customer retention levels, and we have begun to expand selectively into new territories that align well with our targeted approach to specific customer segments.

        Our middle market accounts typically produce annualized gross premiums ranging from $25,000 to $1,000,000 and principally purchase "package" property policies (combination policies offering property and liability coverage). We target 14 distinct customer groups including technology, financial institutions, professional services, wholesalers, metalworkers and commercial real estate, among others. We also produce some standard commercial business that is not targeted to a specific industry group. By partnering with our specialty lines businesses, our middle market commercial lines business can deliver a seamless, comprehensive OneBeacon solution, which is a competitive advantage for us and for our agents. We have also formed strategic partnerships with specialized insurance agencies to offer OneBeacon coverage to targeted customer groups such as technology companies and community banks.

        Included in the middle market division is OBSP. Formed in 2004, OBSP provides excess property coverage against certain damages over and above those covered by primary policies or a large self-insured retention. Target classes include apartments and condominiums, commercial real estate, small-to-medium manufacturing, retail/wholesale and public entity and educational institutions. OBSP has a well-defined preference for principally low catastrophe-exposed risks. However, OBSP is exposed to large catastrophes, like Hurricane Katrina, that may cause losses to insured property in excess of its policies' attachment points. OBSP manages its catastrophic wind, earthquake and terrorism risks within the OneBeacon catastrophe management programs, including individual risk and portfolio-loss modeling and reinsurance protection. Our excess property solutions are provided primarily through surplus lines wholesalers in all 50 states and the District of Columbia.

        We also market package, automobile, workers compensation and umbrella coverage to small businesses which typically generate annualized premiums ranging from $500 to $25,000. We target 14 general industry groups as well as some association and group businesses that provide a highly competitive solution for select agents. Our small-business growth strategy is targeting insurance networks of typically suburban and rural agents that represent a strong customer base in those areas. Our proprietary web platform that expedites underwriting at the point of sale has enabled such growth in new territories while limiting the need for much incremental infrastructure. In the first quarter of 2006 we introduced a small business service center to handle customer administration for enrolled agents.

        Our commercial lines products across all customer accounts include:

  •
  Package: consists of combination policies offering property and liability coverage.

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

  •
  Workers compensation: covers an employer's liability for injuries, disability or death of employees, without regard to fault, as prescribed by state workers compensation law and other statutes.

  •
  Excess and surplus property: provides excess property coverage against certain damages over and above those covered by primary policies or a large self-insured retention.

  •
  Umbrella: supplements existing insurance policies by covering losses from a broad range of insurance risks in excess of coverage provided by the primary insurance policy up to a specified limit.

  •
  Inland marine: covers property that may be in transit or held by a bailee at a fixed location, movable goods that are often stored at different locations or property with an unusual antique or collector's value.

  •
  Property: covers losses to a business' premises, inventory and equipment as a result of weather, fire, theft and other causes.

  •
  General liability: covers businesses for any liability resulting from bodily injury and property damage arising from its general business operations, accidents on its premises and the products it manufactures or sells.

        For the years ended December 31, 2007, 2006 and 2005, commercial lines net written premiums were as follows:

	Year ended December 31,(1)
	2007	2006	2005
	($ in millions)
Middle market excluding OBSP	$557.6	$564.8	$531.6
OBSP	32.2	51.2	43.6

Total middle market	589.8	616.0	575.2
Small business	137.9	102.3	79.2

Total commercial lines	$727.7	$718.3	$654.4

(1)
In the fourth quarter of 2006, we began to include OBSP, formerly a specialty lines business in the middle market division of commercial lines to better align the product and management structure of our underwriting units. Prior periods have been reclassified to conform to the current presentation.

  Personal lines

        Our personal lines underwriting unit provides homeowners insurance, segmented private passenger automobile and package policies (package products are combination policies offering home and automobile coverage with optional umbrella, boatowners and other coverages) sold through select independent agents. We refer to this business, management services provided to reciprocal insurance exchanges and the consolidation of reciprocal insurance exchanges described below as traditional personal lines.

        To maintain a high degree of flexibility, in 2004 we created a highly segmented product suite, called OneChoice, under which we are able to offer the appropriate risk-adjusted product and pricing to our customers. OneChoice is a multi-tiered product suite that enables us to offer a broader range of coverages to a full spectrum of customers through more sophisticated pricing models that have a greater statistical correlation between historical loss experience and price than traditional pricing models. This product suite offers both automobile and homeowners coverages as well as package policies. OneChoice products rely on multiple, objective pricing tiers and rules-based underwriting that enable agents to offer OneBeacon solutions to a broad array of their customers and increase our market penetration. We regularly refine our product features and rating plans to optimize target market production. Ease of use is a critical aspect of this business. Investments in technology have provided opportunities for agents to access OneChoice through either our proprietary agent portal or through comparative rating engines. We believe that the availability of multiple channels to access our product offerings provides increased opportunities for new business.

        Within our personal lines underwriting unit, we provide management services for a fee to three reciprocal insurance exchanges, which we refer to as reciprocals, that we have created and capitalized by lending them funds in exchange for surplus notes. Reciprocals are not-for-profit, policyholder-owned insurance carriers organized as unincorporated associations. We have no ownership interest in these reciprocals. As required by GAAP, our consolidated financial statements reflect the consolidation of these reciprocals. See Note 16—"Variable Interest Entities" of the accompanying consolidated financial statements.

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

  •
  Homeowners: covers losses to an insured's home, including its contents, as a result of weather, fire, theft and other causes and losses resulting from liability for acts of negligence by the insured or the insured's immediate family. OneBeacon also offers identity theft resolution assistance and identity theft expense reimbursement coverage as part of its homeowners policies.

  •
  Package: consists of customized combination policies offering home and automobile coverage with optional umbrella and boatowners coverage.

        Also included in our personal lines underwriting unit is AutoOne. Formed in 2001, AutoOne is a market leader in "assigned risk" business in New York. Assigned risk plans provide automobile insurance for individuals unable to secure coverage in the voluntary market. Insurance carriers are obliged to accept future assignments from state assigned risk pools as a condition of maintaining a license to write automobile business in the state. However, carriers may satisfy their assigned risk obligation by transferring their assignments to another insurer or by utilizing various "credits" (i.e., take-out, territorial and youthful driver credits). AutoOne offers services known as Limited Assigned Distribution, or LAD, and Commercial Limited Assigned Distribution, or CLAD, and credit programs to insurance carriers. While AutoOne was able to expand its product offerings to an additional 12 states in 2006, the volume of business decreased due to a significant decrease in the involuntary market in New York and New Jersey, where the majority of AutoOne's assigned risk business is generated. AutoOne now provides 28 LAD and CLAD programs in 22 states where assigned risk obligations may be assumed by a servicing carrier under a negotiated fee arrangement.

        AutoOne also writes "voluntary take-out business" (policies "taken out" of the assigned risk pool and written in the voluntary market) by selecting policies from the assigned risk business it manages for its clients and from select insurance brokers that replace their clients assigned risk policy with an AutoOne policy. AutoOne receives credits for all policies taken out of the assigned risk plan which it can use either to reduce its future assigned risk obligations, or to sell to other carriers that can use the credits to reduce their own quota obligations. In 2007, AutoOne wrote more take-out business than all other carriers in New York combined and all of its take-out credits were sold to other carriers or used internally to reduce OneBeacon's own assigned risk quota obligation.

        For the years ended December 31, 2007, 2006 and 2005, our personal lines net written premiums were as follows:

	Year ended December 31,(1)
	2007	2006	2005
	($ in millions)
Traditional personal lines excluding reciprocals	$338.0	$492.7	$618.8
Reciprocals(2)	221.3	93.2	43.5

Traditional personal lines	559.3	585.9	662.3
AutoOne	134.6	222.6	248.8

Total personal lines(3)	$690.4	$800.6	$910.2

(1)
In the fourth quarter of 2006, we began to include AutoOne, formerly a specialty lines business, in personal lines to better align the product and management structure of our underwriting units. Prior periods have been reclassified to conform to the current presentation.

(2)
Adirondack Insurance Exchange (Adirondack), a reciprocal insurance exchange, was approved to write business in New York in 2006. Adirondack began writing new and renewing traditional personal lines policies in the second half of 2006.

(3)
Includes elimination between traditional personal lines and AutoOne.

  Run-off

        Run-off primarily consists of national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual effective November 1, 2001. Beginning in 2001, national accounts and certain specialty programs were discontinued. On November 1, 2001, we transferred our regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual pursuant to a renewal rights agreement (the Liberty Agreement). The operating results and cash flows of policies renewed from November 1, 2001 through October 31, 2003 pursuant to the Liberty Agreement were shared between Liberty Mutual and OneBeacon. The Liberty Agreement pro-rated results so that OneBeacon assumed approximately two-thirds of the operating results from renewals through October 31, 2002 and approximately one-third of the operating results from renewals through October 31, 2003. The renewal rights under the Liberty Agreement expired on October 31, 2003. We continue to manage claims from the discontinued national accounts and specialty programs business as well as the claims related to the business that was subject to the Liberty Agreement.

Geographic Concentration

        Our net written premiums are derived solely from business produced in the United States.

        Business from specialty lines was produced in the following states:

	Year ended December 31,
	2007	2006	2005
Florida	9.1%	8.8%	7.9%
California	9.0	13.7	14.0
New York	8.0	7.3	7.7
Massachusetts	5.7	5.2	6.4
Texas	5.0	7.0	7.1
Louisiana	4.4	1.8	1.3
Pennsylvania	4.2	3.9	3.5
Other(1)	54.6	52.3	52.1

Total	100.0%	100.0%	100.0%

(1)
No individual state was greater than 4% of net written premiums for specialty lines.

        Business from commercial lines was produced in the following states:

	Year ended December 31,
	2007	2006	2005
Massachusetts	16.3%	17.7%	19.0%
California	14.2	13.1	11.4
New York	13.7	13.6	13.7
Maine	6.8	7.8	9.0
New Jersey	6.6	7.1	7.5
Connecticut	6.0	6.5	7.5
Other(1)	36.4	34.2	31.9

Total	100.0%	100.0%	100.0%

(1)
No individual state was greater than 3% of net written premiums for commercial lines.

        Business from personal lines was produced in the following states:

	Year ended December 31,
	2007	2006	2005
New York	40.3%	46.6%	46.5%
Massachusetts	23.0	21.7	22.1
New Jersey	12.0	11.4	14.0
Maine	7.7	7.3	7.2
Connecticut	6.5	4.6	4.1
Rhode Island	3.3	3.0	2.7
Other(1)	7.2	5.4	3.4

Total	100.0%	100.0%	100.0%

(1)
No individual state was greater than 3% of net written premiums for personal lines.

Marketing

        We offer our products through a network comprised of independent agents, regional and national brokers and wholesalers. Our distribution relationships consist of approximately 2,840 select agencies and brokers. No agency or broker produced more than 3% of our direct written premiums during 2007.

        Our specialty lines businesses are managed from locations logistically appropriate to their target markets. OBPP is based in Avon, Connecticut and distributes its products through select national and regional brokers and agents. IMU is headquartered in New York City and operates through nine branch locations throughout the United States. Its products are distributed through a network of select agencies that specialize in marine business. Dewar's affiliate, A.W.G. Dewar Agency, which is located in Quincy, Massachusetts, distributes tuition refund products to independent schools and colleges throughout North America. A&H conducts business through independent agents and brokers and selectively markets directly to customers. GRS strategically distributes its products through agents and brokers.

        The majority of our commercial and personal lines products are distributed through select independent insurance agents. We protect the integrity of our franchise value by selectively appointing agents that demonstrate business and geographic profiles that align with our target markets and specialized capabilities. We believe in the added value provided by independent insurance agents as they conduct more complete assessments of their clients' needs, which result in more appropriate coverages and prudent risk management. We also believe that independent agents will continue to be a significant force in overall industry premium production including facilitating the cross-selling of specialty, commercial and personal business products. Our commercial lines middle-market business, OBSP, provides its excess property solutions primarily through surplus lines wholesalers. In New York, our AutoOne personal lines business generates take-out credits by writing policies from select insurance brokers that were previously in the New York Automobile Insurance Plan, or NYAIP, and sells these credits to insurance companies subject to NYAIP assignments. AutoOne markets its LAD and CLAD services and New York take-out credits directly to insurance carriers seeking assigned risk solutions.

        In addition, each year we designate our top-performing agencies as our "Lighthouse Partners", a program designed to strengthen these priority relationships and build those books of business. This program was introduced in the second quarter of 2006 and provides enhanced benefits such as priority account handling, access to our entire franchise of products, preferred profit-sharing opportunities, and priority access to our producer development school and co-op advertising program. There were 95 agencies that achieved this designation in 2007. In 2007, these Lighthouse Partners agencies represented fewer than 3% of our overall agency plant but wrote approximately 20% of our business and over 20% of our new business. We believe our Lighthouse Partners are the core of our distribution and marketing system and that this deeper mutual commitment will benefit both these agencies and us, and ultimately our policyholders and shareholders.

Underwriting and Pricing

        We believe there must be a realistic expectation of attaining an underwriting profit on all the business we write, as well as a demonstrated fulfillment of that expectation over time. Consistent with our "underwriting comes first" operating principle, adequate pricing is a critical component for achieving an underwriting profit. We underwrite our book with a disciplined approach towards pricing our insurance products and are willing to forgo a business opportunity if we believe it is not priced appropriately to the exposure.

        Specialization—or a heightened focus on certain customer groups and/or geographies through products, pricing and expertise—is a key driver of our success in specialty lines and is being extended into our commercial and personal businesses. The proprietary knowledge we develop regarding the industry, class and risk characteristics provides us with a competitive edge for our terms and conditions on individual accounts. We believe specialization will result in superior returns as compared to a more "generalist" underwriting approach.

        We have used tiered rating plans since 2003 in both our commercial and personal lines that permit us to offer more tailored price quotes to our customers based on underwriting criteria applicable to each tier. The enhanced accuracy and precision of our rate plans enable us to more confidently price our products to the exposure, and thereby permit our agency partners to deliver solutions to a broader range of customers.

        We also monitor pricing activity on a weekly basis and regularly measure usage of tiers, credits, debits and limits. In addition, we regularly update base rates to achieve targeted returns on capital and attempt to shift writings away from lines and classes where pricing is inadequate. To the extent changes in premium rates, policy forms or other matters are subject to regulatory approval (see "Risk Factors—Regulation may restrict our ability to operate" and "Regulatory Matters—General"), we proactively monitor our pending regulatory filings to facilitate, to the extent possible, their prompt processing and approval. Lastly, we expend considerable effort to measure and verify exposures and insured values.

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

        Claims are separately organized by specialty, commercial, personal and run-off operations. This approach allows us to better identify and manage claims handling costs. In addition, a shared claims service unit manages costs related to both staff and vendors. We also adopted a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claims payments, enabling us to lower the sum of the three. This approach requires the utilization of a considerable number of conventional metrics to monitor the effectiveness of various programs implemented to lower total loss cost. The metrics are designed to guard against our implementing an expense containment program that will cost us more than we expect to save. As an example, an internal legal bill audit team has contributed to savings by reducing legal invoices submitted by outside counsel.

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

        Calendar year reported claims in our run-off operations were 1,800 in 2007 compared to 2,400 in 2006, a 25% reduction, in part due to the lapse of time and the nature of run-off operations. These levels of reported claims are down from 3,400 in 2005, 5,900 in 2004 and 64,800 in 2003. Total open claims for run-off operations were 5,500 at December 31, 2007 compared to 7,300 at December 31, 2006, a 25% reduction, which reflects the success of our focus on settling claims from our run-off operations. Total open claims for run-off operations were 10,200 in 2005, 14,600 in 2004 and 33,000 in 2003. These numbers included all of the claims that were previously handled by Liberty Mutual as a Third Party Administrator, or TPA. Most of our claims for run-off operations are handled by in-house adjusters.

        In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase a reinsurance contract with National Indemnity Company (NICO) to help protect against potential asbestos and environmental (A&E) claims relating to the pre-acquisition period. See "Business—Reinsurance Protection and Catastrophe Management." NICO has retained a TPA, Resolute New England (Resolute), formerly Cavell USA, to manage the claims processing for A&E claims reinsured under the NICO Cover. Our claims department personnel are consulted by NICO and Resolute on major claims. As with all TPAs, claims department personnel perform claim audits on Resolute to ensure their controls, processes and settlements are appropriate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Asbestos and Environmental Reserves."

Reinsurance Protection and Catastrophe Management

        In the ordinary course of our business, we purchase reinsurance from high-quality, highly rated, third party reinsurers in order to minimize loss from large risks or catastrophic events.

        The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to our operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event. We use models (primarily AIR V.9) to estimate the losses our exposures would generate under various scenarios as well as the probability of those losses occurring. We use this model output in conjunction with other data to manage our exposure to catastrophe losses through individual risk selection and by limiting our concentration of insurance written in catastrophe-prone areas, such as coastal regions. In addition, we impose wind deductibles on existing coastal windstorm exposures. We believe that our largest single event natural catastrophe exposures are Northeastern United States windstorms and California earthquakes.

        We seek to further reduce our potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2007, we renewed our property catastrophe reinsurance program through June 30, 2008. The program provides coverage for our property business including automobile physical damage, as well as terrorism coverage for non-Terrorism Risk Insurance Act of 2002 (the Terrorism Act) events (excluding nuclear, biological, chemical and radiological). Under the program, the first $150 million of losses resulting from any single catastrophe are retained and $650 million of the next $700 million of losses resulting from the catastrophe are reinsured. Any loss above $850 million would be retained. In the event of a catastrophe, our property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. We anticipate this $850 million limit is sufficient to cover Northeast windstorm losses with a 0.4%-0.5% probability of occurrence (1-in-250-year event to 1-in-200-year event). Actual losses incurred by us resulting from any particular catastrophic event may be substantially different than modeled losses from such event.

        Our property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks. The program covers personal property losses resulting from "certified" events as defined under the Terrorism Act, such as foreign terrorism, provided such losses were not caused by nuclear, biological or chemical means. The program also covers personal and commercial property losses resulting from "non-certified" events as defined under the Terrorism Act, such as domestic terrorist attacks, provided such losses were not caused by nuclear, biological or chemical means.

        We also purchase individual property reinsurance coverage for certain risks to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $5 million up to $100 million. Individual risk facultative reinsurance may be purchased above $100 million where we deem it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $100 million on an individual risk basis for terrorism losses. However, nuclear, biological and chemical events are not covered.

        We also maintain a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability or umbrella liability in excess of $6 million up to $81 million. This program provides coverage for terrorism losses but does not provide coverage for losses resulting from nuclear, biological or chemical attacks.

        In connection with the OneBeacon Acquisition in 2001, Aviva caused OneBeacon to purchase reinsurance contracts with two reinsurance companies rated "AAA" ("Extremely Strong", the highest of twenty-one ratings) by Standard & Poor's and "A++" ("Superior", the highest of fifteen ratings) by A.M. Best. One is a reinsurance cover with NICO which entitles us to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to A&E claims arising from business written by our predecessor prior to 1992 and 1987, respectively (the NICO Cover). As of December 31, 2007, we have ceded estimated incurred losses of approximately $2.1 billion to the NICO Cover. Net losses paid totaled $986.0 million as of December 31, 2007, with $139.0 million paid in 2007. The other contract is a reinsurance cover with General Reinsurance Corporation, or GRC, for up to $570 million of additional losses on all claims arising from accident years 2000 and prior (the GRC Cover). As of December 31, 2007, we have ceded estimated incurred losses of $550 million to the GRC Cover. Pursuant to the GRC Cover, we are not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. We intend to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting our recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by us on our own investments. This cost, if any, is expected to be small.

        Reinsurance contracts do not relieve us of our obligation to our policyholders. Therefore, collectibility of balances due from reinsurers is critical to our financial strength. See Note 5—"Reinsurance" of the accompanying consolidated financial statements.

Terrorism

        Since the terrorist attacks of September 11, 2001, we have sought to mitigate the risk associated with any future terrorist attacks by limiting the aggregate insured value of policies in geographic areas with exposure to losses from terrorist attacks. This is accomplished by either limiting the total insured values exposed, or, where applicable, through the use of terrorism exclusions.

        In December 2007, the United States government extended the Terrorism Act for seven more years until December 31, 2014. The Terrorism Act, originally enacted in 2002, established a Federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry's aggregate liability by requiring the Federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year's direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100.0 billion. In exchange for this "back-stop," primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

        We estimate our individual retention level for commercial policies subject to the Terrorism Act to be approximately $170.0 million in 2008. The aggregate industry retention level is $27.5 billion for 2008. The Federal government will pay 85% of covered terrorism losses that exceed our or the industry's retention levels in 2008, up to a total of $100.0 billion.

        Our current property and casualty catastrophe reinsurance programs provide coverage for "non-certified" events as defined under the Terrorism Act provided such losses are not the result of a nuclear, biological or chemical attack. See "Business—Reinsurance Protection and Catastrophe Management."

        We closely monitor and manage our concentration of risk by geographic area. Our guideline is to control our exposures so that our total maximum expected loss from a likely terrorism event within any half-mile radius in a metropolitan area or around a target risk will not exceed $200 million, or $300 million in all other areas. Reports monitoring our terrorism exposures are generated quarterly, and the exposure of potential new business located in areas of existing concentration or that individually present significant exposure is evaluated during the underwriting process. As a result, we believe that we have taken appropriate actions to limit our exposure to losses from terrorist attacks and will continue to monitor our terrorism exposure in the future. Nonetheless, risks insured by us, including those covered by the Terrorism Act, remain exposed to terrorist attacks and the possibility remains that losses resulting from future terrorist attacks could prove to be material.

Loss and LAE Reserves

        We establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."

        The following tables summarize our loss and LAE reserve activities for the years ended December 31, 2007, 2006 and 2005:

Year ended December 31, 2007	Primary Insurance Operations	Affiliate Quota Shares	Other Operations(1)	Consolidated
Gross beginning balance	$5,108.2	$—	$(270.5)	$4,837.7
Less beginning reinsurance recoverable on unpaid losses	(3,079.7)	—	237.1	(2,842.6)

Net loss and LAE reserves	2,028.5	—	(33.4)	1,995.1
Loss and LAE reserves sold—Traders & Pacific Insurance Company, or TPIC	—	—	—	—
Loss and LAE incurred relating to:
Current year losses	1,138.1	—	—	1,138.1
Prior year losses	(48.3)	—	—	(48.3)

Total incurred loss and LAE	1,089.8	—	—	1,089.8
Accretion of fair value adjustment to net loss and LAE reserves	—	—	16.0	16.0
Loss and LAE paid relating to:
Current year losses	(527.1)	—	—	(527.1)
Prior year losses	(723.0)	—	—	(723.0)

Total loss and LAE payments	(1,250.1)	—	—	(1,250.1)

Net ending balance	1,868.2	—	(17.4)	1,850.8
Plus ending reinsurance recoverable on unpaid losses	2,850.6	—	(221.1)	2,629.5

Gross ending balance	$4,718.8	$—	$(238.5)	$4,480.3

Year ended December 31, 2006	Primary Insurance Operations	Affiliate Quota Shares	Other Operations(1)	Consolidated
Gross beginning balance	$5,713.4	$(41.6)	$(317.5)	$5,354.3
Less beginning reinsurance recoverable on unpaid losses	(3,382.0)	—	261.1	(3,120.9)

Net loss and LAE reserves	2,331.4	(41.6)	(56.4)	2,233.4
Loss and LAE reserves sold—TPIC	—	—	—	—
Loss and LAE incurred relating to:
Current year losses	1,157.4	114.9	—	1,272.3
Prior year losses	22.9	(11.6)	—	11.3

Total incurred loss and LAE	1,180.3	103.3	—	1,283.6
Accretion of fair value adjustment to net loss and LAE reserves	—	—	23.0	23.0
Loss and LAE paid relating to:
Current year losses	(474.6)	(114.9)	—	(589.5)
Prior year losses	(1,008.6)	53.2	—	(955.4)

Total loss and LAE payments	(1,483.2)	(61.7)	—	(1,544.9)

Net ending balance	2,028.5	—	(33.4)	1,995.1
Plus ending reinsurance recoverable on unpaid losses	3,079.7	—	(237.1)	2,842.6

Gross ending balance	$5,108.2	$—	$(270.5)	$4,837.7

Year ended December 31, 2005	Primary Insurance Operations	Affiliate Quota Shares	Other Operations(1)	Consolidated
Gross beginning balance	$5,328.2	$(44.5)	$(361.5)	$4,922.2
Less beginning reinsurance recoverable on unpaid losses	(2,670.9)	—	279.1	(2,391.8)

Net loss and LAE reserves	2,657.3	(44.5)	(82.4)	2,530.4
Loss and LAE reserves sold—TPIC	(11.8)	—	—	(11.8)
Loss and LAE incurred relating to:
Current year losses	1,229.7	61.7	—	1,291.4
Prior year losses	105.9	(6.9)	—	99.0

Total incurred loss and LAE	1,335.6	54.8	—	1,390.4
Accretion of fair value adjustment to net loss and LAE reserves	—	—	26.0	26.0
Loss and LAE paid relating to:
Current year losses	(421.0)	(76.8)	—	(497.8)
Prior year losses	(1,228.7)	24.9	—	(1,203.8)

Total loss and LAE payments	(1,649.7)	(51.9)	—	(1,701.6)

Net ending balance	2,331.4	(41.6)	(56.4)	2,233.4
Plus ending reinsurance recoverable on unpaid losses	3,382.0	—	(261.1)	3,120.9

Gross ending balance	$5,713.4	$(41.6)	$(317.5)	$5,354.3

(1)
In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables by

  $646.9 million and $346.9 million, respectively, on our acquired balance sheet as of June 1, 2001. This next reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled.

        The following information presents (1) our reserve development over the preceding 10 years and (2) a reconciliation of reserves in accordance with accounting principles and practices prescribed or permitted by insurance authorities ("Statutory" basis) to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

        Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2007. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2007. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2007.

		Primary Insurance Operations Loss and LAE (1), (2), (4) Year ended December 31,
		1997	1998(3)	1999	2000	2001	2002	2003	2004	2005	2006	2007
		($ in millions)
I.	Liability for unpaid loss and LAE:
Gross balance		$5,655.9	$6,869.5	$6,276.0	$6,875.4	$8,320.2	$7,507.0	$6,109.0	$5,328.2	$5,713.4	$5,108.2	$4,718.8
Less reinsurance recoverable on unpaid		(1,159.2)	(1,641.0)	(1,262.7)	(1,252.1)	(3,591.5)	(3,534.4)	(2,954.8)	(2,670.9)	(3,382.0)	(3,079.7)	(2,850.6)

Net balance		$4,496.7	$5,228.5	$5,013.3	$5,623.3	$4,728.7	$3,972.6	$3,154.2	$2,657.3	$2,331.4	$2,028.5	$1,868.2
II.	Cumulative amount of net liability paid through:
1 year later		1,684.3	1,784.3	1,938.1	1,965.3	1,851.6	1,610.2	1,421.1	1,146.7	1,004.6	769.8
2 years later		2,732.5	2,908.5	3,065.1	3,153.0	3,039.5	2,764.2	2,274.5	1,833.5	1,547.8
3 years later		3,515.0	3,643.7	3,824.9	3,984.7	3,963.6	3,489.6	2,809.9	2,264.2
4 years later		4,028.8	4,061.7	4,330.3	4,596.8	4,529.5	3,941.0	3,135.9
5 years later		4,282.8	4,353.7	4,666.9	4,957.3	4,876.0	4,209.3
6 years later		4,464.4	4,555.9	4,887.2	5,194.4	5,092.4
7 years later		4,584.6	4,701.7	5,044.7	5,351.0
8 years later		4,694.6	4,801.6	5,149.1
9 years later		4,767.3	4,875.1
10 years later		4,817.2
III.	Net Liability re-estimated as of:
1 year later		5,370.1	5,237.1	5,829.0	4,730.8	4,781.3	4,110.3	3,253.4	2,763.2	2,354.3	1,980.2
2 years later		5,424.7	5,916.1	4,942.0	4,824.2	5,059.4	4,227.0	3,380.4	2,765.5	2,387.2
3 years later		5,965.0	4,929.6	4,927.0	5,294.3	5,143.8	4,344.8	3,396.2	2,852.7
4 years later		4,980.5	4,857.5	5,221.8	5,336.0	5,222.8	4,365.1	3,520.4
5 years later		4,911.8	5,042.9	5,165.8	5,383.6	5,244.3	4,497.0
6 years later		5,069.3	4,929.1	5,197.2	5,385.8	5,372.8
7 years later		4,902.3	4,936.5	5,169.2	5,490.1
8 years later		4,910.2	4,902.9	5,242.0
9 years later		4,881.2	4,951.3
10 years later		4,906.0
IV.	Cumulative net (deficiency)/ redundancy(5)	$(409.3)	$277.2	$(228.7)	$133.2	$(644.1)	$(524.4)	$(366.2)	$(195.4)	$(55.8)	$48.3
Percent (deficient)/ redundant		(9.1)%	5.3%	(4.6)%	2.4%	(13.6)%	(13.2)%	(11.6)%	(7.4)%	(2.4)%	2.4%
V.	Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross unpaid loss and LAE latest re-estimate		$8,918.6	$9,438.4	$9,456.9	$9,674.8	$9,993.8	$9,063.2	$7,402.9	$6,365.1	$5,793.1	$5,055.0
Reinsurance recoverable latest re-estimate		(4,012.6)	(4,487.1)	(4,214.9)	(4,184.7)	(4,621.0)	(4,566.2)	(3,882.5)	(3,512.4)	(3,405.9)	(3,074.8)

Net unpaid loss and LAE latest re-estimate		$4,906.0	$4,951.3	$5,242.0	$5,490.1	$5,372.8	$4,497.0	$3,520.4	$2,852.7	$2,387.2	$1,980.2
VI.	Cumulative Gross (deficiency)/redundancy	$(3,262.7)	$(2,568.9)	$(3,180.9)	$(2,799.4)	$(1,673.6)	$(1,556.2)	$(1,293.9)	$(1,036.9)	$(79.7)	$53.2
Percent (deficient)/ redundant		(57.7)%	(37.4)%	(50.7)%	(40.7)%	(20.1)%	(20.7)%	(21.2)%	(19.5)%	(1.4)%	1.0%

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

(3)
CGU acquired Houston General Insurance Company or HGIC, in 1998. In 2005, OneBeacon contributed HGIC to Houston General Insurance Exchange. All liabilities related to this entity have been shown from 1998 forward in this table as it is still consolidated by OneBeacon.

(4)
The 10-year table is reflective of activity related to our loss and LAE reserves from our Primary Insurance Operations segment and does not include the effect of any reserve activity from the affiliate quota share agreements or other operations.

(5)
Our December 31, 2006 net liability for unpaid loss and LAE for our Primary Insurance Operations segment re-estimated as of one year later resulted in a net redundancy of $48.3 million.

        The cumulative net (deficiency)/redundancy in the table above reflects reinsurance recoverables recorded under the NICO Cover and the GRC Cover. These covers apply to losses incurred in 2000 and prior years. As a result, they have the effect of significantly increasing our reinsurance recoverables in 2001 and reducing our net reserve deficiency for each of the years presented prior to 2001 by the amount of the gross reserves ceded at the time these covers were purchased. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates." In addition, in June 2005, we completed an internal study of our A&E exposures. Based on the study, we increased our best estimate of our incurred losses ceded to NICO, net of underlying reinsurance, by $353.0 million ($841.0 million gross) to $2.1 billion, which is within the $2.5 billion coverage provided by the NICO Cover. This had the effect of significantly increasing our reinsurance recoverables in 2005 and reducing our net reserve deficiency for each of the years presented prior to 2001 by the amount of the gross reserves ceded to NICO upon completion of this study. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."

        The following table reconciles loss and LAE reserves for our Primary Insurance Operations determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
	2007	2006	2005
	($ in millions)
Statutory reserves	$3,564.5	$3,863.9	$4,253.4
Reinsurance recoverable on unpaid losses(1)	1,190.9	1,280.5	1,455.2
Reserves allocated from other segments, net	—	—	41.6
Other(2)	(36.6)	(36.2)	(36.8)

GAAP reserves	$4,718.8	$5,108.2	$5,713.4

(1)
Represents adjustments made to add back reinsurance recoverables on unpaid losses included with the presentation of reserves under GAAP.

(2)
Represents long-term workers compensation loss and LAE reserve discount in excess of statutorily defined discount.

Affiliate Quota Shares

        Our consolidated financial statements reflect two quota share reinsurance agreements we entered into with subsidiaries of White Mountains. Under the Esurance Insurance Company (Esurance) Quota Share (the Esurance Quota Share), which was effective on January 1, 2005, we assumed approximately 85% of business written by Esurance, which includes business written by its wholly-owned subsidiary. Under the Sirius International Insurance Corporation (Sirius) Quota Share (the Sirius Quota Share), we ceded between 6% and 12% of business written, effective April 1, 2004, to Sirius.

        The affiliate quota shares were entered into primarily for White Mountains' capital management purposes and therefore, financial information reflected in Primary Insurance Operations are prior to the quota share reinsurance agreements consistent with how management measures our financial performance. Further, the affiliate quota shares were commuted during the fourth quarter of 2006 in connection with our initial public offering.

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

        In May 2003, Fund American Companies, Inc. (Fund American), our wholly-owned subsidiary, issued $700.0 million face value of senior unsecured debt (the Senior Notes) through a public offering, at an issue price of 99.7%. The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013. White Mountains currently provides an irrevocable and unconditional guarantee as to the payment of principal and interest (the Guarantee) on the Senior Notes. In consideration of this Guarantee, we have agreed to pay a specified fee to White Mountains in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. We have further agreed that if White Mountains' voting interest in us ceases to represent more than 50% of all our voting securities, we will redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains' obligations under the Guarantee. See "Management's Discussion of Financial Condition and Results of Operations—Financing".

        As part of the financing for the OneBeacon Acquisition, Berkshire Hathaway Inc., or Berkshire, invested a total of $300 million in cash, of which (1) $225 million was for the purchase of cumulative non-voting preferred stock of Fund American (the Berkshire Preferred Stock), which has a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 common shares of White Mountains. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable on May 31, 2008.

        Also in connection with the OneBeacon Acquisition, Zenith Insurance Company, or Zenith, purchased $20.0 million in cumulative non-voting preferred stock of Fund American Enterprises Holdings, Inc. (Fund American Enterprises), a subsidiary of the Company (the Zenith Preferred Stock). The Zenith Preferred Stock was entitled to a dividend of no less than 2.5% per quarter through June 30, 2007. At the Company's option, the Zenith Preferred Stock was redeemed in the second quarter of 2007 for $20 million, its redemption value.

        In connection with the initial public offering, we created two irrevocable grantor trusts and funded them with assets sufficient to provide for the remaining dividend and redemption payments for the $20 million Zenith Preferred Stock and the $300 million Berkshire Preferred Stock. The creation and funding of the trusts does not legally defease the preferred stock or create any additional rights for the holders of the preferred stock, although the assets in the trusts remain segregated from our other general assets and are not available for any use other than the payment of the Zenith Preferred Sock and the Berkshire Preferred Stock. Assets held in one of the trusts were used to redeem the Zenith Preferred Stock in June 2007, for $20 million, its redemption value, while assets held in the remaining trust will be used to redeem the Berkshire Preferred Stock in May of 2008. The assets held in trust remain subject to the claims of Fund American's creditors, in the event that Fund American becomes insolvent. See "Management's Discussion of Financial Condition and Results of Operations—Economic Defeasance".

        In connection with our initial public offering, Fund American established a $75 million revolving credit facility that matures in November 2011 (the Bank Facility). As of December 31, 2007, the Bank Facility was undrawn.

Investments

Overview

        Our investment portfolios are managed under agreements with White Mountains Advisors, LLC (WM Advisors), a registered investment adviser that is owned by White Mountains, and Prospector Partners, LLC (Prospector), a registered investment adviser. See Note 18—"Related Party Disclosures" of the accompanying consolidated financial statements. Our investment philosophy is to maximize our after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. Our investment portfolio mix as of December 31, 2007 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments and other investments, such as hedge funds, limited partnerships and private equity interests. Our management believes that prudent levels of investments in common equity securities and other investments within our investment portfolio are likely to enhance long term after-tax total returns without significantly increasing the risk profile of the portfolio.

Fixed Income

        WM Advisors manages our fixed income portfolio. WM Advisors' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. WM Advisors generally manages the interest rate risk associated with holding fixed maturity investments by actively maintaining the average duration of the portfolio to achieve an adequate after-tax total return without subjecting the portfolio to an unreasonable level of interest rate risk.

Common Stock and Convertible Bonds

        Prospector manages our common stock and convertible bond portfolios. Prospector's investment strategy is to maximize absolute total return through investments in a variety of equity, equity-related and convertible bond instruments. Using a value orientation, Prospector invests in relatively concentrated positions in the United States and other developed markets. Prospector's philosophy is to invest for total risk-adjusted return using a bottom-up, value discipline. Preservation of capital is of the utmost importance.

Investment in Unconsolidated Affiliate

        Main Street America Holdings, Inc., or MSA.    Our investment in unconsolidated affiliate represents an operating investment in MSA in which we had a significant voting and economic interest but did not control the entity. On October 31, 2006, we received a $70 million cash dividend from MSA, a subsidiary of Main Street America Group Mutual Holdings, Inc., or Main Street Group, a Florida-domiciled mutual property and casualty insurance holding company, which insures risks located primarily in New York, Massachusetts, Connecticut, Pennsylvania, New Hampshire, Virginia and Florida. Following this transaction, we sold our 50% common stock investment in MSA to Main Street America Group, Inc., or Group, for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of Group and (ii) 4.9% of the common stock of Group. These transactions resulted in a net after-tax realized gain of $8.5 million.

        Prior to the exchange of our common stock investment in MSA, we accounted for this investment using the equity method of accounting. MSA's net written premiums for the ten months ended October 31, 2006 and the year ended December 31, 2005 totaled $424.2 million and $481.6 million, respectively, and its net income totaled $32.3 million and $16.1 million, respectively.

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

        The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined "usual ranges." Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. We are not aware that any of our insurance companies are currently subject to regulatory investigation based on these ratios.

        State insurance laws require us to analyze the adequacy of our reserves annually. Our actuaries must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

        Many states have laws and regulations that limit an insurer's ability to exit a market. For example, certain states limit a private passenger automobile insurer's ability to cancel or renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of insurance business in the state without the state regulator's approval. State regulators may refuse to approve withdrawal plans on the grounds that they could lead to market disruption.

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

Guaranty Associations

        The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer's share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments. At December 31, 2007, our aggregate reserve for such assessments totaled $16.5 million.

Pricing, Investment and Dividends

        Nearly all states have insurance laws requiring property and casualty insurers to file price schedules, policy or coverage forms, and other information with the state's regulatory authority. In most cases, such price schedules and/or policy forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to ensure that prices are adequate, not excessive and not discriminatory. For example, Massachusetts, a state where we have a sizable presence, had previously set virtually all aspects of automobile insurance rates, including agent commissions. While the state is now transitioning to a system of managed competition, existing regulations continue to challenge an insurer's ability to adequately price its product, which often leads to unsatisfactory underwriting results.

        We are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture.

        One of the primary sources of cash inflows for us and certain of our intermediary holding companies is dividends received from our operating subsidiaries. Under the insurance laws of the jurisdictions under which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there is no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future. During 2007, our first-tier insurance subsidiaries declared and paid $393.9 million in cash and non-cash dividends to OneBeacon Insurance Group LLC. Our first tier insurance subsidiaries have the ability to pay dividends of approximately $346 million to their parent, in 2008 without approval of regulatory authorities.

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

Terrorism

        While the Federal government does not directly regulate the insurance business, Federal legislation and administrative policies affect the insurance industry. In December 2007, the United States government extended the Terrorism Act for seven more years until December 31, 2014. The Terrorism Act, originally enacted in 2002, established a Federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law also covers domestic acts of terrorism. The law limits the industry's aggregate liability by requiring the Federal government to share 85% of certified losses in 2008 once a company meets a specific retention or deductible as determined by its prior year's direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100.0 billion. In exchange for this "back-stop," primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage. We are actively complying with the requirements of the Terrorism Act in order to ensure our ability to be reimbursed by the Federal government for any losses we may incur as a result of future terrorist acts.

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

Environmental

        Both Federal and state laws and regulations govern the environmental cleanup of contaminated sites by, or for the account of, potentially responsible parties (PRPs). Superfund and comparable state statutes can impose liability for the entire cost of clean-up upon any responsible party, regardless of fault. The insurance industry in general is involved in extensive litigation regarding coverage issues arising out of the cleanup of such sites by insured PRPs and as a result has disputed many such claims.

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

Certain Other Bermuda Law Considerations

        We are an exempted company organized under the Companies Act. As a result, we will need to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that:

  •
  the company is, or would after the payment be, unable to pay its liabilities as they become due; or

  •
  the realizable value of the company's assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

        Under our bye-laws, each common share is entitled to dividends if, and when, dividends are declared by our board of directors (the Board), subject to any preferred dividend right of the holders of any preference shares. Issued share capital is the aggregate par value of the company's issued shares, and the share premium account is the aggregate amount paid for issued shares over and above their par value. Share premium accounts may be reduced in certain limited circumstances. In addition, the Companies Act regulates return of capital, reduction of capital and any purchase or redemption of shares by OneBeacon.

        Although we are incorporated in Bermuda, we have been designated as a non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority, or the BMA. Pursuant to our non-resident status, we may hold any currency other than Bermuda dollars and convert that currency into any other currency, other than Bermuda dollars, without restriction.

        Shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 and the Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA in its policy dated June 1, 2005 provides that where any equity securities, including our common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equity securities of such company remain so listed. The New York Stock Exchange is deemed to be an appointed stock exchange under Bermuda law. Notwithstanding the above general permission, the BMA has granted us permission to, subject to our common shares being listed on an appointed stock exchange, (a) issue and transfer our shares, up to the amount of our authorized capital from time to time, to persons resident and non-resident of Bermuda for exchange control purposes; (b) issue and transfer our options, warrants, depositary receipts, rights, and other securities; and (c) issue and transfer our loan notes and other debt instruments and options, warrants, receipts, rights over loan notes and other debt instruments to persons resident and non-resident of Bermuda for exchange control purposes.

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

        Under Bermuda law, non-Bermudians (other than spouses of Bermudians) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian) is available who meets the minimum standard requirements for the advertised position. The Bermuda government's policy limits the duration of work permits to six years, with certain exemptions for key employees. In addition, exempted companies, such as us, must comply with Bermuda resident representation provisions under the Companies Act which require that a minimum number of offices must be filled by persons who are ordinarily resident in Bermuda. We do not believe that such compliance will result in any material expense to us.

Competition

        Property and casualty insurance is highly competitive. In specialty lines, we compete with numerous regional and national insurance companies, most notably The Chubb Corporation, American International Group, The Travelers Companies, Inc. and CNA Financial Corporation. In commercial and personal lines, we compete with numerous regional and national insurance companies, most notably The Travelers Companies, Inc., Zurich Financial Services Group, CNA Financial Corporation, Hartford Financial Services Group, Inc., The Hanover Insurance Group, Inc., W.R. Berkley Corporation, The Chubb Corporation, The Progressive Corporation, Allstate Insurance Company and Liberty Mutual Insurance Company. The more significant competitive factors for most insurance products we offer are price, product terms and claims service. Our underwriting principles and dedication to independent agency distribution are unlikely to make us the low-cost provider in most markets. However, while it is often difficult for insurance companies to differentiate their products to consumers, we believe that our dedication to providing superior product offerings, expertise and local talent, claims service and disciplined underwriting provide a competitive advantage over typical low-cost providers. However, as the emergence and growth of competitors that have lower cost structures, such as direct writers, continues, we will face greater pressure on our pricing which may impact our ability to compete.

Ratings

        Insurance companies are evaluated by various rating agencies in order to measure each company's financial strength. Higher ratings generally indicate financial stability and a stronger ability to pay claims. We believe that strong ratings are an important factor in the marketing of insurance products to agents and consumers. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold, or sell our securities.

        The following table presents the financial strength ratings assigned to our principal insurance operating subsidiaries.

	A.M. Best(1)	Standard & Poor's(2)	Moody's(3)	Fitch(4)
Rating	"A" (Excellent)	"A" (Strong)	"A2" (Good)	"A" (Strong)
Outlook	Stable	Stable	Stable	Stable

(1)
"A" is the third highest of fifteen financial strength ratings.

(2)
"A" is the sixth highest of twenty-one financial strength ratings.

(3)
"A2" is the sixth highest of twenty-one financial strength ratings.

(4)
"A" is the sixth highest of twenty-one financial strength ratings.

Employees

        As of December 31, 2007, we employed approximately 2,700 persons. We believe that we have satisfactory relations with our employees.

AVAILABLE INFORMATION

        OneBeacon is subject to the informational reporting requirements of the Securities Exchange Act of 1934. In accordance therewith, the Company files reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These documents are available free of charge at www.onebeacon.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, the Company's Code of Business Conduct as well as the charters of our Board Committees are available free of charge at www.onebeacon.com.

        The Company will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested). Written or telephone requests should be directed to Investor Relations, OneBeacon Insurance Group, Ltd., 1 Beacon Lane, Canton, MA 02021, telephone number (877) 248-8765. Additionally, all such documents are physically available at the Company's registered office at Clarendon House, 2 Church Street, Hamilton, HM 11 Bermuda.

ITEM 1A.    RISK FACTORS

        The information contained in this report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See "FORWARD-LOOKING STATEMENTS" (page 98) for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company's actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

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

        We had established gross loss and LAE reserves of $4,480.3 million and $4,837.7 million as of December 31, 2007 and 2006, respectively. For the years ended December 31, 2007, 2006 and 2005, we recorded (favorable) or adverse development of $(48.3) million, $(11.3) million and $99.0 million, respectively, net of reinsurance, related to the re-estimation of previously established reserves.

        If in the future we determine that our reserves are insufficient to cover our actual loss and LAE, we would have to strengthen our reserves, which could have a material adverse effect on our financial condition and results of operations.

        For additional information relating to loss and LAE reserve requirements, see "Regulatory Matters." For additional information relating to how we estimate our loss and LAE reserves, including our asbestos and environmental reserves, see "Business—Loss and LAE Reserves" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."

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

        In connection with the OneBeacon Acquisition, to help protect against potential asbestos and environmental claims relating to the pre-acquisition period, Aviva caused us to purchase a reinsurance contract from NICO, rated "AAA" by Standard & Poor's and "A++" by A.M. Best. We refer to this reinsurance contract as the NICO Cover. Under the NICO Cover we are entitled to recover up to $2.5 billion from NICO for (1) all asbestos claims arising from business written by us in 1992 and prior, (2) all environmental claims arising from business written by us in 1987 and prior, and (3) certain other latent exposures. As of December 31, 2007, we estimate that on an incurred basis we have ceded losses of approximately $2.1 billion to the NICO Cover, leaving remaining protection under the NICO Cover of $404.0 million. Net losses paid totaled $986.0 million as of December 31, 2007, with $139.0 million paid in 2007. Due to exclusions in policy language and changes in coverages provided, we do not believe that we have significant exposure to asbestos claims arising from business we wrote after 1992 or to environmental claims arising from business we wrote after 1987.

        As of December 31, 2007, we had established gross loss and LAE reserves for asbestos claims of $1,155.9 million. Approximately 99% of these loss and LAE reserves are covered under reinsurance arrangements. Our net loss and LAE reserves for asbestos claims after giving effect to third party reinsurance other than the NICO Cover was $699.7 million at December 31, 2007. Our net loss and LAE reserves for asbestos claims after giving effect to both third party reinsurance and the NICO Cover was $7.2 million at December 31, 2007.

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

        Insurers, including us, experienced an increase in the number of new asbestos-related claims in recent years, in particular in 2002 and 2003. We experienced a 12% increase in the number of accounts with asbestos-related claims reported during 2002 as compared to 2001 and another 51% increase in the number reported in 2003 from the level reported in 2002. We believe this increase was attributable to, among other things, more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants, an acceleration of claims prior to the potential enactment of Federal asbestos legislation, and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. During 2004, we started to experience a decrease in the number of accounts with asbestos-related claims reported with a 37% decrease from the level reported in 2003; however, the number of accounts with asbestos-related claims reported in 2004 was still above levels reported in 1999, 2000 and 2001. During 2005, we experienced a 6% decrease in the number of accounts with asbestos-related claims reported when compared to the average of the prior three-year period. During 2006, we experienced a 13% decrease in the number of accounts with asbestos-related claims reported when compared to the average of the prior three-year period. During 2007, we experienced a 15% decrease in the number of accounts with asbestos-related claims reported when compared to the average of the prior three-year period. It is uncertain whether the number of new annual claims and filings will continue to decrease, remain stable or increase when compared to prior annual periods. Also, in addition to adding new claims, bankruptcy proceedings may have the effect of significantly accelerating and increasing loss payments by insurers, including us.

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

        As of December 31, 2007, we had established gross loss and LAE reserves for environmental claims of $577.1 million. Approximately 99% of these loss and LAE reserves are covered under reinsurance arrangements. Our net reserves for environmental claims after giving effect to third party reinsurance, other than the NICO Cover was $342.5 million at December 31, 2007. Our net loss and LAE reserves for environmental claims after giving effect to both third party reinsurance and the NICO Cover aggregated $6.0 million as of December 31, 2007. Future exposure from environmental claims is uncertain, in part, for reasons similar to those described above for asbestos claims.

        As a result of various state and Federal laws and regulations relating to environmental remediation, particularly the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, which is commonly referred to as Superfund, and related damages claims, the insurance industry continues to be involved in litigation involving policy coverage and liability issues. In addition to regulatory pressures, the results of court decisions affecting the industry's coverage positions continue to be inconsistent and have expanded coverage beyond the industry's original expectations. Accordingly, the ultimate liability for environmental costs remain uncertain and could exceed the coverage of our reinsurance arrangements.

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

        We are not relieved of our obligation to our policyholders by purchasing reinsurance. Accordingly, we are subject to credit risk with respect to our reinsurance in the event that a reinsurer is unable to pay amounts owed to us as a result of a deterioration in its financial condition or if it simply is unwilling to pay due to a dispute or other factors beyond our control. A number of reinsurers in the industry experienced such deterioration in the aftermath of the 2001 terrorist attacks and the active 2005 hurricane season. While several of our reinsurers were adversely affected by these events, and in some cases ceased writing new reinsurance coverages, the impact on our operations from these events has been negligible. In the future, it is possible that one or more of our reinsurers will be significantly adversely affected by significant loss events, causing them to be unable to pay amounts owed to us.

        Unpredictable catastrophic events could adversely affect our financial condition or results of operations.

        Our insurance operations expose us to claims arising out of unpredictable natural and other catastrophic events, such as hurricanes, windstorms, severe winter weather, earthquakes, floods, fires and explosions. In recent years, the frequency of major weather-related catastrophes has increased. Our exposure to catastrophic windstorm damage in the Northeastern United States is the largest single natural catastrophe risk to our business. Some extremely remote modeled catastrophic events, or series of events, could be of sufficient size to cause us to become insolvent.

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

        We are unable to predict the extent to which our future insurance contracts will cover terrorist acts. We also are unsure how terrorist acts will be defined in our future contracts. The Terrorism Act, which has been extended through the end of 2014, requires primary commercial insurers to make terrorism coverage available and provides Federal protection for certain losses above both individual company retention and industry retention levels. While we know of no reason that the Terrorism Act will not be extended for an additional period of time, there is no assurance that it will be extended or of the terms of any such extension. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners, multi-peril and all professional liability coverages except directors and officers coverage. Our current property and casualty catastrophe reinsurance programs provide coverage for us for "non-certified" events as defined under the Terrorism Act, provided such losses are not the result of a nuclear, biological or chemical attack. Nonetheless, risks insured by us, including those covered by the Terrorism Act, remain exposed to terrorist attacks and the possibility remains that losses resulting from future terrorist attacks could prove to be material to our results of operations and financial condition.

        Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Any increase in interest rates or volatility in the equity and debt markets could result in significant losses in the fair value of our investment portfolio.

        Our investment portfolio consists of fixed maturity securities, short-term investments, common equity securities and other investments such as hedge funds, limited partnerships and private equity interests. Our investment selections are designed to maximize after-tax, total risk-adjusted return over the long term; however, investing entails substantial risks. We cannot assure you that we will achieve our investment objectives, and our investment performance may vary substantially over time.

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

        We are highly dependent on WM Advisors and Prospector in connection with the management of our investment portfolio. Subsequent to the initial public offering, under agreements dated November 14, 2006 and November 15, 2007, WM Advisors supervises and directs the fixed income and alternative investment portion of OneBeacon's investment portfolio. Under an agreement dated November 14, 2006, as amended October 22, 2007, Prospector supervises and directs the publicly-traded common equity and convertible securities portion of OneBeacon's investment portfolio. The agreements both provide for an initial fixed term of three years, which will be extendible by us for an additional year (a fourth year) at or prior to the end of the second year of the term, and if so extended, for a second additional year (a fifth year) at or prior to the end of the third year of the term. If we lose our investment relationship with WM Advisors or with Prospector, we may not be able to secure an investment advisor or advisors who will produce returns on our investments similar to these produced by WM Advisors and Prospector in the past, or any positive returns at all.

        We may not maintain favorable financial strength ratings, which could adversely affect our ability to conduct business.

        We may not maintain favorable financial strength ratings, which could adversely affect our ability to conduct business. Third party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company's control. These financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of insurers as business counterparties and have become an increasingly important factor in establishing the competitive position of insurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities. Our current financial strength ratings are "A" ("Excellent," third highest of 15 ratings) by A. M. Best Company, Inc., "A" ("Strong," sixth highest of 21 ratings) by Standard & Poor's Rating Service, "A2" ("Good," sixth highest of 21 ratings) by Moody's Investors Service, Inc. and "A" ("Strong," sixth highest of 21 ratings) by Fitch, Inc. Periodically, the rating agencies evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. A downgrade or withdrawal of our financial strength ratings could limit or prevent our insurance subsidiaries from writing new insurance policies or renewing existing insurance policies, which would have a material adverse affect on our financial condition and results of operations.

        Our debt, preferred stock and related service obligations could adverely affect our financial condition and results of operations.

        As of December 31, 2007, we had $758.8 million face value of indebtedness and $300.0 million face value of mandatorily redeemable preferred stock outstanding. We have established and funded trusts that are solely dedicated to the payment of dividends and redemption amounts of our outstanding mandatorily redeemable preferred stock with the deposit of U.S. government securities.

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

        We could incur additional indebtedness and issue additional preferred stock in the future. To the extent new debt, new preferred stock and other obligations are added to our and our subsidiaries' current debt and preferred stock levels, the risks described in the previous paragraph would increase.

        We are a holding company with no direct operations, and our insurance subsidiaries' ability to pay dividends to us is restricted by law.

        As a holding company with no direct operations and whose only significant assets are the capital stock of our subsidiaries, we rely on net investment income and dividends and other permitted payments from our subsidiaries to pay our expenses. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, applicable state laws that regulate the payment of dividends by our insurance subsidiaries could prohibit such dividends or distributions. Under the insurance laws of the jurisdictions in which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Generally, our regulated operating subsidiaries have the ability to pay dividends during any 12-month period, without having to obtain the prior approval of regulatory authorities, in an amount equal to the greater of statutory net income for the preceding year or 10% of statutory surplus as of the end of the preceding year, subject to the availability of unassigned funds. As a result, based on 2007 statutory net income, our top tier regulated operating subsidiaries have the ability to pay an aggregate of approximately $346 million of dividends during 2008 without having to obtain prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2007, our top tier regulated operating subsidiaries had $1.5 billion of unassigned funds available for dividend distribution. Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level. However, if our insurance subsidiaries cannot pay dividends in future periods, beginning in 2009, we may have difficulty servicing our debt, paying dividends on our common shares and meeting our holding company expenses. For additional information relating to insurance regulations governing our operations, see "Regulatory Matters."

        The property and casualty insurance industry is highly competitive and we may not be able to compete effectively in the future.

        The property and casualty insurance industry is highly competitive and has, from time to time, experienced severe price competition. Competition in the personal auto insurance business line, for example, is intensifying and rate pressures in the auto industry are expected to continue. We compete with numerous regional and national insurance companies, including The Travelers Companies, Inc., Zurich Financial Services Group, CNA Financial Corporation, Hartford Financial Services Group, Inc., The Hanover Insurance Group, Inc., W.R. Berkley Corporation, The Chubb Corporation, The Progressive Corporation, Allstate Insurance Company, Liberty Mutual Insurance Company and American International Group, Inc. Many of these competitors have greater financial, marketing and management resources than we do and have established long-term and continuing business relationships throughout the insurance industry, which can be a significant competitive advantage for them.

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

        In the ordinary course of business, we are subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. We maintain reserves for these legal proceedings as part of our loss and LAE reserves. We also maintain separate reserves for legal proceedings that are not related to the claims process. In the event of an unfavorable outcome in one or more legal matters, our ultimate liability may be in excess of amounts we have currently reserved for and such additional amounts may be material to our results of operations and financial condition. For a description of our material legal proceedings, see "Business—Legal Proceedings."

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

        Changes in the laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction. For example, legislation has been passed in Florida that significantly changes reinsurance protection provided by the Florida Hurricane Catastrophe fund to companies that write business in Florida. The legislation also contains a provision that will disallow insurers to write automobile insurance in Florida and write homeowners insurance elsewhere in the U.S. unless they begin to write homeowners insurance in Florida. We cannot determine what the impact of the new legislation will be upon our business in Florida, and the impact could be adverse, depending on how this provision is interpreted and how regulations are promulgated. In addition, state and Federal legislation has been proposed on catastrophe funds and underwriting in coastal areas which could impact our business.

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

        Since 2002, we have capitalized three member-owned, not-for-profit insurance associations, which we refer to as reciprocals, by loaning money to them in exchange for surplus notes. As of December 31, 2007, we have loaned an aggregate of $125.9 million, including $0.2 million loaned in the form of a security deposit, to the three reciprocals, and accrued $41.1 million in interest. These three associations are currently consolidated in our consolidated financial statements. As a result, the surplus notes, the security deposit and accrued interest have been eliminated in consolidation. In the future, depending on their financial success, these associations could be deconsolidated. At such time, the surplus notes would be reflected as notes receivable on our balance sheet. Amounts utilized to capitalize reciprocals can be difficult to extract as repayment of principal and interest is subject to regulatory approval. If any reciprocal is unable to cover its ultimate liability for loss and LAE or is unable to obtain insurance regulatory approval to repay us, we would be unable to collect amounts owed under the related surplus note. In addition, while we have no legal obligation to loan further funds to these reciprocals, even in the event their capital becomes depleted, we may decide that it is in our best interest to provide the reciprocal with additional capital, thereby increasing our loss exposure.

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

        We have limited experience operating as a stand-alone company and we may not be successful operating as a stand-alone company.

        We have benefited and continue to benefit from being a significant subsidiary of a well-financed, publicly-traded company. Following the initial public offering, we continue to be a significant subsidiary of White Mountains, however, we may gradually lose the benefit of being part of the White Mountains group, especially to the extent White Mountains elects to further sell down its position in our common shares. Accordingly, customers, agents, rating agencies and investors will continue to assess our strengths and weaknesses independently, and this may have a negative effect upon our ability to attract new business and raise additional capital.

        We will continue to incur increased costs as a result of being a public company.

        As a newly public company, we are and will continue to incur significant levels of legal, accounting and other expenses that we did not incur as a wholly-owned subsidiary of White Mountains. The U.S. Sarbanes-Oxley Act of 2002, particularly Section 404, and related rules of the U.S. Securities and Exchange Commission and the New York Stock Exchange, regulate corporate governance practices of public companies. We are experiencing and will continue to experience increased costs and time to remain in compliance with these public company requirements than we have in the past when we were wholly-owned by White Mountains. While we have spent considerable time and resources assisting our public parent in complying with public company regulations, we are and will continue to incur all expenses ourselves going forward. Furthermore, the cost of compliance, while not material to White Mountains on a consolidated basis, could be material to us because of our smaller size and scale of operations.

        Our written premiums are heavily concentrated in the Northeastern United States.

        Our revenues and profitability for the foreseeable future will be substantially impacted by prevailing regulatory, economic, demographic, competitive, weather and other conditions in the Northeastern United States. Changes in any of these conditions could make it more costly or more difficult to conduct our business. We are particularly exposed to Northeast windstorm risks. In 2007, 56% of our direct written premiums were derived from our Primary Insurance Operations in New York, Massachusetts, New Jersey, Maine and Connecticut.

        Mandated market mechanisms may require us to underwrite policies with a higher risk of loss and assessments and other surcharges for guaranty funds and second-injury funds may reduce our profitability.

        We are often required to participate directly or indirectly in mandatory shared market mechanisms as a condition of our licenses to do business in certain states. These markets, which are commonly referred to as "residual" or "involuntary" markets, generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. In 2007, approximately 2% of our net written premiums related to our participation in mandatory shared market mechanisms. Underwriting performance related to assigned risk plans, a form of mandated market mechanism, is typically adverse and, as a result, we are required to underwrite some policies with a higher risk of loss than we would normally accept.

        Each state dictates the level of insurance coverage that is mandatorily assigned to participating insurers within these markets. Our participation in mandatory shared market mechanisms is principally concentrated in the States of Massachusetts, New Jersey and New York. In certain states, such as New York, the amount of involuntary policies we are obligated to write in a given year is based on our historical market share of all voluntary policies written within that state. The share of involuntary written premium for policies assigned by the New York Automobile Insurance Plan, or NYAIP, a residual insurance plan that obtains personal automobile insurance for individuals who cannot otherwise obtain insurance in the voluntary insurance market, to a particular insurer in a given year is based on the proportion of the total voluntary writings in New York two years earlier. We estimate the cost of discharging our obligation for our NYAIP assignments as of December 31, 2007 to be $5.0 million and we have recorded this estimate as a liability in our consolidated financial statements. Our participation in assigned risk plans may result in greater liabilities than we anticipate and could materially adversely affect our financial condition and results of operations.

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

        Our personal lines business is particularly affected by the cyclicality of loss cost trends. Factors that affect loss cost trends in automobile underwriting include inflation in the cost of automobile repairs, medical care, litigation of liability claims, improved automobile safety features, legislative changes and general economic conditions. Factors that affect loss cost trends in homeowners underwriting include inflation in the cost of building materials and labor costs and demand caused by weather-related catastrophes. Personal lines insurers, including us, are generally unable to increase premium rates until some time after the costs associated with the coverage have increased, primarily as a result of state insurance regulation laws. Therefore, in a period of increasing loss costs, profit margins decline.

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

        White Mountains beneficially owns all of our Class B common shares, representing 96.4% of the voting power of our voting securities and 72.9% of our total equity. As long as White Mountains owns shares of our common shares representing more than 50% of the voting power of our outstanding voting securities, White Mountains will generally be able to determine the outcome of all corporate actions requiring shareholder approval, including the election of directors. Furthermore, we are relying on the "controlled company" exemption under the rules of the New York Stock Exchange, and are therefore not required to have a majority of independent directors on our Board. Of the eleven directors that we have on our Board, seven are current or former employees, directors or officers of White Mountains. White Mountains also has control over the adoption or amendment of provisions in our memorandum of association or bye-laws and the approval of amalgamations, mergers, and other significant corporate transactions. Furthermore, White Mountains will continue to be able to exercise this control as long as their economic equity ownership in us is at least 20%. These factors also may delay or prevent a change in the management or voting control of us.

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

        Transitional and other arrangements with White Mountains may not be on arm's length terms.

        In connection with the initial public offering, we entered into certain contractual arrangements with White Mountains and its affiliates. These agreements were made in the context of a parent-subsidiary relationship. For example, some of our investments are managed pursuant to an investment management agreement on a discretionary basis by a registered investment adviser which is owned by White Mountains. We have a multi-year investment management contract with this adviser. While we are satisfied with the terms of such arrangement, we cannot confirm that such terms are as favorable to us as they might have been had we contracted with an independent advisor. On the other hand, after the expiration of this agreement, we may not be able to replace these investment services in a timely manner or on terms and conditions, including cost, that are comparable to those we receive from White Mountains, and we may have to pay higher prices for similar services from unaffiliated third parties. For more information on these and other arrangements with White Mountains, see Note 18—"Related Party Disclosures" of the accompanying consolidated financial statements.

  Refinancing of our senior notes may occur on unfavorable terms.

        In connection with the initial public offering, we entered into an agreement with White Mountains pursuant to which White Mountains guarantees the senior notes of our subsidiary, Fund American, for a specified fee in the amount of 25 basis points per annum on the outstanding principal amount of the senior notes. We further agreed that if White Mountains' voting interest in our common shares ceases to represent more than 50% of all our voting securities, we will seek to redeem, exchange or otherwise modify the senior notes in order to fully and permanently eliminate White Mountains' obligations under its guarantee. White Mountains and its subsidiaries beneficially own all of our outstanding Class B common shares, representing 96.4% of the voting power of our voting securities. If we have not successfully eliminated the guarantee within 180 days upon notice of the triggering of the voting interest condition, the guarantee fee will increase by 200 basis points. The guarantee fee will further increase by 100 basis points for each subsequent 90 day period thereafter, up to a maximum guarantee fee of 425 basis points, until White Mountains' obligations under its guarantee have been extinguished. This arrangement could require us to devote significant time and expense trying to refinance the senior notes and we may not be able to do so on commercially reasonable terms or at all. For more information on these and other arrangements with White Mountains, see Note 18—"Related Party Disclosures" of the accompanying consolidated financial statements.

Risks That Relate to Taxes

  We may become subject to taxes in Bermuda after 2016.

        We may become subject to taxes in Bermuda after 2016. We have received a standard assurance from the Bermuda Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or to any of our operations or our shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance's assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. In the event that we become subject to any Bermuda tax after such date, it would have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of the date of this report, we had no unresolved written comments from the Commission staff regarding its periodic or current reports under the Exchange Act.

ITEM 2.    PROPERTIES

        Our headquarters are located at the Bank of Butterfield Building, 42 Reid Street, 6th Floor, Hamilton HM 12, Bermuda. Our U.S. headquarters are located at 1 Beacon Lane, Canton, Massachusetts 02021, our principal executive office is located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. We also maintain branch offices in various cities throughout the United States. Our U.S. headquarters is owned by us. Our headquarters, principal executive office and our branch offices are leased. Management considers our office facilities suitable and adequate for our current level of operations.

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

        In August 2004, OneBeacon asserted claims against Liberty Mutual in the Court of Common Pleas in Philadelphia, Pennsylvania (the Court) for breach of contract and negligence with respect to agreements with Liberty Mutual (the Liberty Agreements). The portion of the contract claim relating to OneBeacon Insurance Company (OBIC) was submitted to arbitration and the Court stayed the remaining claims, including OneBeacon's claims on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements, pending resolution of the arbitration. In August 2007, the arbitration panel issued an award in favor of OneBeacon on the portion of the breach of contract claim submitted to it finding that Liberty Mutual breached the Liberty Agreements. The panel awarded OneBeacon $4.5 million plus interest.

        Subsequent to the award, in September 2007, Liberty Mutual filed petitions in the U.S. District Court for the District of Massachusetts (USDC) and the Court to vacate the arbitral award and dismiss or arbitrate the remaining Court claims. In October 2007, OneBeacon (on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements) filed suit against Liberty Mutual in Suffolk County Superior Court in Massachusetts to recover damages caused by Liberty Mutual's claims conduct. Concurrently, a demand for arbitration was served on Liberty Mutual to preserve the rights and interests of OneBeacon (on behalf of the same subsidiaries). In December 2007, the Court confirmed the arbitral award. Liberty Mutual has appealed the Court's confirmation of the award to the Pennsylvania Superior Court. Liberty Mutual's motion to vacate the award is still pending in USDC. Resolution of the outstanding motions is expected in the near future.

        In January 2005 Liberty Mutual initiated arbitration against OneBeacon (the ULAE Arbitration) seeking payment of approximately $67 million relating to claims-related services under the Liberty Agreements. In September 2006, OneBeacon initiated an arbitration against Liberty Mutual (the Reinsurance Arbitration) seeking payment of approximately $57 million relating to reinsurance arrangements under the Liberty Agreements. In January 2007, the Reinsurance Arbitration was consolidated into the ULAE Arbitration. In July 2007, the reinsurance payment issues in the Reinsurance Arbitration were favorably resolved. Arbitration hearings regarding ULAE issues and damages related thereto are scheduled to occur in the second quarter and third quarters of 2008, respectively.

        As of December 31, 2007, OneBeacon believes its loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all disputes with Liberty Mutual.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of 2007.

Executive Officers of the Registrant and its Subsidiaries as of February 28, 2008:

Name	Age	Position(s)
T. Michael Miller	49	Director, President and Chief Executive Officer
Paul H. McDonough	43	Vice President and Chief Financial Officer
Ann Marie Andrews	35	Chief Accounting Officer
Alexander C. Archimedes	56	Senior Vice President, OneBeacon Insurance Company
Andrew C. Carnase	43	Senior Vice President, OneBeacon Insurance Company
Jane E. Freedman	39	Secretary
Kevin J. Rehnberg	44	Senior Vice President, OneBeacon Insurance Company
Bradford W. Rich	60	Senior Vice President & General Counsel

        Set forth below is information concerning our directors and executive officers as of the date of this filing:

        T. Michael Miller became a director and President and CEO of OneBeacon in August 2006 and was elected President and CEO of OneBeacon Insurance Group LLC, or OB LLC, in July 2005 and joined OB LLC as its Chief Operating Officer in April 2005. Prior to joining OneBeacon, Mr. Miller spent 10 years at St. Paul Travelers, most recently as Co-Chief Operating Officer. Prior to joining St. Paul Travelers, Mr. Miller spent 14 years with The Chubb Corporation.

        Paul H. McDonough was elected CFO of OneBeacon in August 2006 and was elected CFO of OB LLC in December 2005. Mr. McDonough previously served as Executive Vice President and CFO for BJ's Wholesale Club in 2005, and served as Treasurer for St. Paul Travelers, where he worked from 1999-2004. Prior to joining St. Paul Travelers, Mr. McDonough served in finance roles with Sears and with Chevron.

        Ann Marie Andrews became Chief Accounting Officer of OneBeacon in October 2006. Prior thereto, Ms. Andrews served in various financial roles of increasing responsibility at OneBeacon, most recently as controller of OB LLC. Prior to joining OneBeacon in July 2002, she was with Arthur Andersen LLP.

        Alexander C. Archimedes became Senior Vice President of OBIC in September 2002 after joining OneBeacon Insurance Company in January 2002. Mr. Archimedes was previously employed by Fireman's Fund Insurance Company for 16 years and most recently served as President and CEO of Parkway Insurance Company (a Fireman's Fund subsidiary) from 1993 to 2001. Prior to joining Fireman's Fund, Mr. Archimedes spent 9 years at Colonial Penn Insurance Company in various field and operational roles.

        Andrew C. Carnase became Senior Vice President of OBIC in 2002. Mr. Carnase previously served as Senior Vice President at The Chubb Corporation where he worked in various underwriting management positions from 1987 to 2002.

        Jane E. Freedman became Secretary of OneBeacon in November 2007. She joined OneBeacon in November 2006 as Associate General Counsel. Prior to joining OneBeacon, she served as Senior Counsel at Raytheon Company for 5 years. Prior to joining Raytheon, she was in private practice at Hinckley, Allen & Snyder LLP.

        Kevin J. Rehnberg became Senior Vice President of OBIC in 2005. Mr. Rehnberg previously served as Senior Vice President, Specialty Commercial at St. Paul Travelers where he worked from 1997-2005. Prior to joining The St. Paul Companies Mr. Rehnberg served in underwriting management roles for 2 years with Liberty Mutual Insurance Company and for 9 years with The Chubb Corporation.

        Bradford W. Rich became Senior Vice President and General Counsel of OneBeacon in September 2007. Mr. Rich previously served as General Counsel of USAA and ACE Ltd. He began his legal career as an assistant staff judge advocate in the United States Air Force, after serving as a staff assistant to the President of the United States.

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common shares of OneBeacon are listed and traded on the New York Stock Exchange (Symbol: OB). Our Class A common shares began trading on November 9, 2006. Prior to such date, there was no established public trading market for our common shares. We also have Class B common shares that are not listed for trading, all of which are held by White Mountains. There is no public market for this class of securities. The closing price per share of the Class A common shares on the New York Stock Exchange on February 27, 2008 was $21.73. As of February 27, 2008, the 25,719,656 outstanding Class A common shares were held by 12 holders of record. During 2007, we paid a quarterly dividend of $0.21 per common share, or $83.7 million total. On February 4, 2008, the Board declared a $2.03 per common share special dividend, payable on March 26, 2008 to shareholders of record on March 17, 2008. On February 27, 2008, the Board declared a dividend of $0.21 per common share, payable on March 26, 2008 to shareholders of record on March 17, 2008. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividend Capacity". Subject to the approval of the Board, the Company anticipates paying a quarterly dividend of $0.21 per common share.

        The following table presents the range of share prices for our Class A common shares for the periods indicated, and the quarterly dividends declared per share:

	Three months ended,
	March 31,	June 30,	September 30,	December 31,
2007
Common share price:
High	$28.24	$26.46	$25.50	$22.20
Low	$24.70	$23.71	$20.15	$20.22
Dividends declared	$0.21	$0.21	$0.21	$0.21
2006(1)
Common share price:
High	$—	$—	$—	$28.15
Low	$—	$—	$—	$26.01
Dividends declared	$—	$—	$—	$—

(1)
The 2006 period only includes the range of share prices for our Class A common shares for the period from November 9, 2006, the date our Class A common shares commenced trading on the New York Stock Exchange, through December 31, 2006.

        OneBeacon was acquired by White Mountains from Aviva in 2001. White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company's Class A common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2007, White Mountains owned 72.9% of our common shares.

        For information on securities authorized for issuance under the Company's equity compensation plans, see "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters."

Purchases of Equity Securities by the Issuer

        On August 22, 2007, the Company's Board authorized us to repurchase up to $200.0 million of our Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. As of December 31, 2007, 1.6 million Class A common shares were repurchased for $33.0 million and retired.

        The following table includes information regarding repurchases by us of our Class A common shares during the periods indicated. All repurchased shares were retired.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
September 1—30, 2007	274,244	$20.76	274,244	$194,307,548
October 1—31, 2007	247,304	$21.09	247,304	$189,090,868
November 1—30, 2007	605,563	$21.50	605,563	$176,072,329
December 1—31, 2007	429,860	$21.22	429,860	$166,950,875

Total	1,556,971	$21.23	1,556,971	$166,950,875

Stock Performance Graph

        The following chart compares the total return on a cumulative basis of $100 invested in our Class A common shares on November 9, 2006, the date our shares commenced trading on the New York Stock Exchange, to the Standard & Poor's 500 Stock Index and the Standard & Poor's Property and Casualty Insurance Index.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth our selected consolidated financial information for the dates indicated. We have derived the selected consolidated financial information presented below as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 from our consolidated financial statements, which have been prepared in accordance with GAAP. The consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, 2005 and 2004 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2003 are unaudited.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share amounts)
Summary Income Statement Data:
Net written premiums	$1,864.4	$2,007.0	$2,095.6	$2,164.7	$1,803.5

Revenues
Earned premiums	$1,873.6	$2,075.9	$2,012.7	$2,087.1	$1,992.4
Net investment income	208.5	191.8	236.8	209.6	210.9
Net realized investment gains	173.7	163.6	123.2	128.8	115.9
Net other revenues	17.2	38.8	24.1	59.5	98.7

Total revenues	2,273.0	2,470.1	2,396.8	2,485.0	2,417.9

Expenses
Loss and LAE	1,089.8	1,283.6	1,390.4	1,385.4	1,364.2
Policy acquisition expenses and other underwriting expenses	648.3	740.0	612.7	709.8	596.8
General and administrative expenses	9.8	15.3	8.4	81.9	37.7
Accretion of fair value adjustment to loss and LAE reserves(1)	16.0	23.0	26.0	33.2	48.6
Interest expense(2)	110.6	104.1	96.5	92.6	68.9

Total expenses	1,874.5	2,166.0	2,134.0	2,302.9	2,116.2

Pre-tax earnings from continuing operations	398.5	304.1	262.8	182.1	301.7
Income tax provision	(147.9)	(68.9)	(82.1)	(49.4)	(103.3)

Net income from continuing operations before equity in earnings of unconsolidated affiliate	250.6	235.2	180.7	132.7	198.4

Dividends and accretion on subsidiary preferred stock to face value(2)	—	—	—	—	(21.5)
Equity in earnings of unconsolidated affiliate	—	10.3	5.6	27.4	57.5

Net income from continuing operations	250.6	245.5	186.3	160.1	234.4
Net income (loss) from discontinued operations	—	1.2	25.2	(24.1)	19.2
Gain from sale of discontinued operations, net of tax	—	—	21.1	—	—

Net income	250.6	246.7	232.6	136.0	253.6
Other comprehensive (loss) income	(5.8)	29.0	(144.8)	84.3	73.6

Comprehensive net income	$244.8	$275.7	$87.8	$220.3	$327.2

Earnings per share:
Net income from continuing operations
Basic	$2.51	$2.46	$1.86	$1.60	$2.34
Diluted	$2.51	$2.46	$1.86	$1.60	$2.32
Net income
Basic	$2.51	$2.47	$2.33	$1.36	$2.54
Diluted	$2.51	$2.47	$2.33	$1.36	$2.51
Weighted average number of shares outstanding	99.8	100.0	100.0	100.0	100.0

	Year ended December 31,
	2007	2006	2005	2004	2003
	(in millions)
Selected Ratios (Based on GAAP Income Statement Data):
Consolidated
Loss and LAE ratio(3)	58.2%	61.8%	69.1%	66.4%	68.5%
Expense ratio(4)	34.6	35.6	30.4	34.0	30.0

Combined ratio(5)	92.8%	97.4%	99.5%	100.4%	98.5%
Primary Insurance Operations
Loss and LAE ratio(3)	58.2%	60.7%	67.2%	65.7%	68.5%
Expense ratio(4)	34.6	35.6	31.4	34.2	30.0

Combined ratio(6)	92.8%	96.3%	98.6%	99.9%	98.5%
Summary Balance Sheet Data:
Total cash and investments	$5,218.9	$5,254.2	$4,808.6	$5,209.6	$5,395.5
Total assets	9,541.5	9,869.4	10,252.7	9,954.0	15,233.9
Loss and LAE reserves	4,480.3	4,837.7	5,354.3	4,922.2	5,695.9
Unearned premiums	1,005.9	985.2	1,042.8	1,001.4	941.0
Debt	757.7	759.5	744.9	726.3	706.1
Intercompany debt payable	—	—	—	1,000.0 (7)	—
Preferred stock subject to mandatory redemption	278.4	262.3	234.0	211.9	194.5
Common shareholders' equity	1,906.5	1,777.2	1,560.0 (7)	417.5 (7)	2,804.1 (7)

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

(2)
In accordance with our adoption of Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" or SFAS 150, beginning in the third quarter of 2003, we began presenting all accretion and dividends on preferred stock subject to mandatory redemption as interest expense.

(3)
The loss and LAE ratio is calculated by dividing loss and LAE, which includes long-term compensation expense, by earned premiums.

(4)
The expense ratio is calculated by dividing policy acquisition expenses and other underwriting expenses, which includes long-term compensation expense, by earned premiums.

(5)
The combined ratio is the sum of the loss and LAE ratio and the expense ratio, including long-term incentive compensation expense. Long-term incentive compensation expense increased our consolidated combined ratio by 1.6 points, 2.1 points, 1.8 points, 5.3 points and 4.2 points for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(6)
Includes our long-term incentive compensation expense. Long-term incentive compensation expense increased our combined ratio for the Primary Insurance Operations by 1.6 points, 2.3 points, 1.8 points, 5.0 points and 4.2 points for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

(7)
As part of a corporate reorganization at White Mountains during 2004, we distributed our interest in several wholly-owned subsidiaries to White Mountains. The distribution of Folksamerica Holdings, Inc. and its subsidiaries, as well as $270.0 million in intercompany notes receivable from another affiliate of White Mountains, resulted in a $1.3 billion reduction in common shareholders' equity. In addition, the distribution of WM Asset Management (Barbados) Ltd., which held, among other things, $1.0 billion of notes receivable from OneBeacon, resulted in a $1.1 billion reduction in shareholders' equity in December 2004. During the first quarter of 2005, White Mountains contributed the $1.0 billion of intercompany notes receivable back to OneBeacon, resulting in a $1.0 billion increase to common shareholders' equity in 2005.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that our expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than our expectations. See "Forward-Looking Statements" on page 98 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

        The following discussion also includes five non-GAAP financial measures, adjusted book value per common share, adjusted book value per common share, including dividends, adjusted common shareholders' equity, adjusted common shareholders' equity, including dividends and loss and loss adjustment expenses ratio prior to reserve reallocation and total combined ratio prior to reserve reallocation that have been reconciled to their most comparable GAAP financial measures (see below and pages 59 and 70). OneBeacon believes these measures to be useful supplements to the comparable GAAP measures in evaluating OneBeacon's financial performance.

Adjusted Book Value Per Common Share for the Year Ended December 31, 2007

        We ended the full year 2007 with an adjusted book value per share of $19.14 reflecting a 16.2% increase for the full year 2007, including dividends. The following table presents our adjusted book value per common share and adjusted book value per common share, including dividends, and reconciles these non-GAAP financial measures to their most comparable GAAP measure.

	As of December 31,
	2007	2006	2005
Numerator
Common shareholders' equity	$1,906.5	$1,777.2	$1,560.0
Remaining adjustment of subsidiary preferred stock to face value	(21.6)	(57.7)	(86.0)

Adjusted common shareholders' equity(1)	$1,884.9	$1,719.5	$1,474.0

Dividends(2)	83.7	0.0	0.0

Adjusted common shareholders' equity, including dividends(1)(2)	$1,968.6	$1,719.5	$1,474.0

Denominator
Common shares outstanding(3)(4)	98.5	100.0	100.0

Book value per common share	$19.36	$17.77	$15.60

Adjusted book value per common share(1)	$19.14	$17.20	$14.74

Adjusted book value per common share, including dividends(1)(2)	$19.99	$17.20	$14.74

(1)
Represents a non-GAAP financial measure.

(2)
Includes dividends of $0.21 per common share paid quarterly beginning in March 2007.

(3)
On October 18, 2006, the Company executed a stock split and recapitalization that increased the common shares outstanding from 12,000 to 100 million and reduced the par value from $1.00 to $0.01. The stock split and recapitalization have been reflected retroactively in these financial statements for the 2005 period presented.

(4)
Includes the impact of repurchases of Class A common shares made through the Company's share repurchase program which commenced in the third quarter of 2007.

Overview

        OneBeacon is a property and casualty insurance writer that provides a range of specialty insurance products as well as a variety of segmented commercial and personal insurance products. With roots dating back to 1831, we have been operating for more than 175 years and have many long-standing relationships with independent agencies, which constitute our primary distribution channel. We consist of a group of operating companies which are U.S.-based property and casualty insurance writers, substantially all of which operate in a multi-company pool. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus rather than just on its own capital and surplus. Under such arrangements, the members share substantially all insurance business that is written, and allocate the combined premiums, losses and expenses. In 2007, our net written premiums totaled $1.9 billion and we had total assets of $9.5 billion and total common shareholders' equity of $1.9 billion at December 31, 2007.

  Our Historical Consolidated Financial Information

        Prior to our initial public offering, we consolidated certain other businesses for GAAP financial reporting and U.S. tax purposes that are no longer held by us (the Internal Reorganization). These other businesses are therefore reflected in our historical consolidated financial statements in this report as discontinued operations. Furthermore, on August 24, 2006, we exchanged our investment in the common shares of Montpelier Re Holdings, Ltd. (Montpelier), for an agreed-upon portfolio of common equity and fixed maturity securities of equal value owned by White Mountains. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Montpelier Investment.") In the fourth quarter of 2006, we commuted our two quota share reinsurance arrangements with other subsidiaries of White Mountains.

  Our Segments

        OneBeacon's reportable segments are Primary Insurance Operations, Affiliate Quota Shares and Other Operations.

        Primary Insurance Operations.    Our Primary Insurance Operations segment includes the results of substantially all of our insurance operations, with the exception of certain quota share arrangements with affiliates of White Mountains as described below. Our Primary Insurance Operations segment also includes run-off business which primarily consists of national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual effective November 1, 2001. See "Business—Run-off".

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

        Affiliate Quota Shares.    During 2004 and 2005, we entered into two quota share reinsurance arrangements with other subsidiaries of White Mountains, primarily for White Mountains' capital management purposes. Under the Sirius Quota Share, we ceded between 6% and 12% of business written, effective April 1, 2004, to Sirius. Under the Esurance Quota Share, which was effective on January 1, 2005, we assumed approximately 85% of business written by Esurance, which includes business written by its wholly-owned subsidiary. These agreements were commuted in the fourth quarter of 2006 in connection with our initial public offering.

        Other Operations.    Our Other Operations segment consists of the activities of our top holding company, OneBeacon Insurance Group, Ltd. and our intermediate holding and finance companies.

  Revenues

        We account for insurance policies that we write in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," or SFAS 60. Premiums written are recognized as revenues and are earned ratably over the term of the related policy. Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. AutoOne, one of our subsidiaries, which acts as a LAD servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger and commercial automobile assigned risk exposures in 22 states. AutoOne receives LAD and CLAD servicing fees from these other companies for assuming these risks. In addition, AutoOne chooses to write certain policies voluntarily by taking risks out of the NYAIP. These policies generate takeout credits which can be sold for fees, which we refer to as take-out fees, to other carriers. These other carriers in turn can use such credits to reduce their obligations to write assigned risk business. AutoOne's LAD and CLAD servicing and take-out fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates.

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

  Loss and Loss Adjustment Expenses

        Loss and loss adjustment expenses, or LAE, are charged against income as incurred. Unpaid loss and LAE reserves are based on estimates (generally determined by claims adjusters, legal counsel and actuarial staff) of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid loss and LAE reserves represent management's best estimate of ultimate loss and LAE, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are reviewed and updated on a quarterly basis and any adjustments resulting therefrom are reflected in current operations. The process of estimating loss and LAE involves a considerable degree of judgment by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the consolidated financial statements.

  Reinsurance

        Our insurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk and to limit losses arising from catastrophic events. The majority of such reinsurance contracts are executed through excess-of-loss treaties and catastrophe contracts under which a third party reinsurer indemnifies our insurance subsidiaries for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. We also have entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are ceded to third party reinsurers on a pro rata basis. The amount of each risk ceded by us is subject to maximum limits that vary by line of business and type of coverage. Amounts related to reinsurance contracts are recorded in our consolidated financial statements in accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," or SFAS 113, and Emerging Issues Task Force Topic No. D-54, as applicable.

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

  Mandatorily Redeemable Preferred Stock

        OneBeacon has two classes of mandatorily redeemable preferred stock of subsidiaries. These instruments are classified as liabilities and are carried at their historical carrying values. All dividends and accretion on OneBeacon's mandatorily redeemable preferred stock have been recorded as interest expense. See Note 11—"Mandatorily Redeemable Preferred Stock of Subsidiaries" of the accompanying consolidated financial statements.

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

        Compensation of our senior management team, including our named executive officers, consists primarily of three components: base salary, annual bonus and long-term incentive awards. Base salaries have been capped at $400,000. Annual bonus targets for all senior executives are 50% of base salary with their payout potential ranging from 0% to 200% of target depending on performance against established goals. Long-term incentives for senior executives have in the past been comprised of performance shares and/or performance units. Under these instruments, payouts are explicitly tied to White Mountains' or OneBeacon's performance over a three-year period and are highly variable (the actual number of shares/units paid out at the end of the cycle will range from 0% to 200% of target depending on performance against established goals). See Note 10—"Employee Share-Based Incentive Compensation Plans" of the accompanying consolidated financial statements.

  Share-Based Compensation—Primary Insurance Operations

  2002-2004 performance cycle

        For this cycle, the long-term incentives for employees of our Primary Insurance Operations segment were comprised solely of White Mountains performance shares, with performance objectives tied to both White Mountains and OneBeacon financial results. Accordingly, incentive compensation expense in 2004 for these operations was heavily dependent on the market price of White Mountains common shares, which rose by 41% in 2004. In the 2002-2004 performance cycle, a total of 246,325 White Mountains performance shares were earned by employees of our Primary Insurance Operations segment based on payout levels ranging from 113% to 200% of target.

  2003-2005 through 2006-2008 performance cycles

        For these cycles, OneBeacon revised the design of its long-term incentive plans principally to use OneBeacon performance units instead of White Mountains performance shares, with performance targets primarily tied to OneBeacon's adjusted combined ratio. Each unit is initially valued at $100 and compounds in value over the performance period by the underwriting return on capital achieved by OneBeacon. In the case of certain senior officers of our Primary Insurance Operations segment, a portion of their long-term incentive compensation in these periods has been denominated in White Mountains performance shares. As a result of the shift from White Mountains performance shares to OneBeacon performance units, OneBeacon's incentive compensation expense associated with these performance cycles is no longer significantly impacted by changes in the market price of White Mountains common shares. Prior to February 2007, the value of OneBeacon's performance shares was based upon the market price of an underlying White Mountains common share (WTM Performance Shares). In February 2007, all of OneBeacon's WTM Performance Shares outstanding were replaced with performance shares whose value is based upon the market price of an underlying OneBeacon common share (OB Performance Shares). As of December 31, 2007, 117,363 and 141,522 performance shares were outstanding for employees of our Primary Insurance Operations segment with respect to the 2005-2007 and 2006-2008 performance cycles, respectively.

  2007-2009 performance cycle

        In February 2007, the OneBeacon Compensation Committee of the Board approved the principal performance share goal of the Incentive Plan to be the after tax corporate return on equity as measured by growth in its intrinsic business value per share (ROE). In determining the intrinsic business value per share, the Compensation Committee has considered the growth in the adjusted book value per share and underwriting return on equity with some attention to growth in the market value per share. This proprietary measure is viewed by OneBeacon's management as being an objective and conservative measure of the value of OneBeacon's stock and includes the cost of all outstanding compensation awards. As of December 31, 2007, 826,395 performance shares were outstanding for employees of our Primary Insurance Operations segment with respect to the 2007-2009 performance cycle.

  Compensation—Other Operations

        In connection with the Internal Reorganization, on August 3, 2006, all employees of our Other Operations segment became employees of White Mountains. Therefore, we will no longer incur significant compensation expense in our Other Operations segment.

  Share-Based Compensation Recognition

        Our share-based compensation plans consist of performance shares which are typically settled in cash and stock options which were granted in connection with our initial public offering. Effective January 1, 2006, we account for these share-based compensation plans in accordance with SFAS No. 123 R, "Share-Based Payment" or SFAS 123R. Compensation cost is measured and recognized based on the current market price of the underlying common shares and on the number of shares that are expected to vest. Prior to adoption of SFAS 123R, we accounted for these plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, whereby we recognized compensation cost based on the current market price of the underlying common shares and on the assumption that all shares awarded would vest. Compensation cost gave effect only to actual rather than assumed forfeitures prior to adoption of SFAS 123R.

  Purchase Accounting

        In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on our balance sheet as of June 1, 2001. This net change to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, we recognized $16.0 million, $23.0 million and $26.0 million of such charges, recorded as loss and LAE, during 2007, 2006 and 2005, respectively. As of December 31, 2007, the outstanding pre-tax unaccreted adjustment was $17.4 million.

  Income taxes

        The income tax provision related to pre-tax earnings from continuing operations for 2007, 2006 and 2005 represented an effective tax rate of 37.1%, 22.7% and 31.2%, respectively. Our effective tax rate for 2007 was higher than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States at lower tax rates, offset by withholding taxes payable on dividends paid from income generated in the United States, and non-deductible dividends and accretion on the Berkshire Preferred Stock and Zenith Preferred Stock. Our effective tax rates for 2006 and 2005 were lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on preferred stock subject to mandatory redemption. In addition, our effective tax rate for 2006 was lower than the U.S. statutory rate of 35% due to the settlement of the Federal income tax audits related to tax years prior to 2003 and tax benefits recognized on the exchange of our investment in MSA. Due to the redemption of the Zenith Preferred Stock in June 2007 and the redemption of the Berkshire Preferred Stock in May 2008, the impact to the effective tax rate for these items will be reduced in 2008 and will be eliminated in 2009 and subsequent years.

Discontinued Operations

        In 2006, we sold certain consolidated subsidiaries to White Mountains at GAAP book value. We did not recognize a gain or a loss on these sales. These subsidiaries are included in discontinued operations and comprise the following entities:

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

        Our income from continuing operations excludes the results of operations for the above entities for all periods presented. Net income from discontinued operations has been presented separately and is shown net of related income taxes.

        Cash flows associated with the operating and investing activities of discontinued operations are aggregated and presented under separate captions in our consolidated statements of cash flows. There were no cash flows associated with financing activities for the discontinued operations.

Other Acquisitions and Dispositions

        During the third quarter of 2007, we sold one of our inactive licensed subsidiaries, American Employers' Insurance Company (AEIC) to Sparta Insurance Holdings, Inc. (Sparta) for $47.7 million in cash, gross of sales costs, and recorded a pre-tax gain of $11.3 million through net other revenues.

        During the third quarter of 2006, we sold one of our inactive licensed subsidiaries, Homeland Central Insurance Company (HCIC), to a subsidiary of White Mountains. In connection with the sale of HCIC, we recorded a $6.0 million gain as additional paid in capital.

        On October 31, 2006, we restructured our investment in MSA. We received a $70 million cash dividend from MSA following which we sold our 50% common stock investment in MSA to Main Street America Group, Inc. (the MSA Group) for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group and (ii) 4.9% of the common stock of the MSA Group. (See Note 3—"Acquisitions and Dispositions" of the accompanying consolidated financial statements.) Effective October 31, 2006, we account for our remaining investment in the MSA Group in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Prior to the sale, we owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting. These transactions resulted in a net after-tax realized gain of $8.5 million.

        On September 29, 2006, we sold certain assets and the right to renew existing policies of Agri, a division of OneBeacon that provided commercial farm and ranch and commercial agricultural insurance products, for $32.0 million in cash to QBE Insurance Group, Ltd. (QBE) and recorded a pre-tax gain of $30.4 million through net other revenues in 2006. In connection with this sale, we entered into agreements under which, at the option of QBE, we will write the policies of Agri on a direct basis and cede 100% of this business to QBE.

        On August 2, 2005, we sold one of our inactive licensed subsidiaries, Traders and Pacific Insurance Company (TPIC), to Endurance Reinsurance for $23.4 million in cash and recognized a gain of $8.0 million ($5.2 million after-tax) on the sale through net other revenues in 2005.

Results of Operations

Review of Consolidated Results

        A summary of our consolidated financial results for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year ended December 31,
	2007	2006	2005
	($ in millions)
Net written premiums	$1,864.4	$2,007.0	$2,095.6

Revenues
Earned premiums	$1,873.6	$2,075.9	$2,012.7
Net investment income	208.5	191.8	236.8
Net realized investment gains	173.7	163.6	123.2
Net other revenues	17.2	38.8	24.1

Total revenues	2,273.0	2,470.1	2,396.8

Expenses
Loss and LAE	1,089.8	1,283.6	1,390.4
Policy acquisition expenses	318.9	379.9	349.3
Other underwriting expenses	329.4	360.1	263.4
General and administrative expenses	9.8	15.3	8.4
Accretion of fair value adjustment to loss and LAE reserves	16.0	23.0	26.0
Interest expense on debt	45.2	45.5	44.1
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	65.4	58.6	52.4

Total expenses	1,874.5	2,166.0	2,134.0

Pre-tax earnings from continuing operations	398.5	304.1	262.8
Income tax provision	(147.9)	(68.9)	(82.1)

Net income from continuing operations before equity in earnings of unconsolidated affiliate	250.6	235.2	180.7
Equity in earnings of unconsolidated affiliate	—	10.3	5.6

Net income from continuing operations	250.6	245.5	186.3
Net income from discontinued operations	—	1.2	25.2
Gain from sale of discontinued operations	—	—	21.1

Net income	250.6	246.7	232.6
Other comprehensive (loss) income	(5.8)	29.0	(144.8)

Comprehensive net income	$244.8	$275.7	$87.8

  Consolidated Results—Year ended December 31, 2007 versus year ended December 31, 2006

        Our pre-tax income from continuing operations for 2007 was $398.5 million, compared to pre-tax income from continuing operations of $304.1 million for 2006 and our GAAP combined ratio was 92.8% for 2007, compared to 97.4% for 2006.

        The decrease to our GAAP combined ratio was due to decreases in both our loss and LAE ratio and expense ratio. Our 2007 results included $48.3 million or 2.6 points of favorable development on prior accident year losses due to lower than expected frequency for professional liability in specialty lines and lower than expected severity for automobile liability in personal lines partially offset by unfavorable development for multiple peril and workers compensation primarily for accident years

2001 and prior. The prior year period included $11.3 million or 0.5 points of adverse development on prior accident year losses mainly due to adverse development on catastrophe losses, primarily related to hurricanes Katrina and Wilma and two 2004 catastrophes, partially offset by favorable development on prior accident year non-catastrophe losses in specialty lines and commercial lines. Our expense ratio for 2007 decreased due to the benefit of one-time, non-recurring items including the partial settlement of our qualified pension plan liabilities and the benefit of a state premium tax refund which reduced our expense ratio by 1.0 point and 0.4 points, respectively, partially offset by 0.7 point of office consolidation costs. Our 2006 results included 3.9 points related to incentive compensation expense which was 1.0 point higher than in 2007 and 1.0 point of office consolidation costs.

        Our total revenues decreased 8.0% in 2007 to $2,273.0 million, compared to $2,470.1 million in 2006, due principally to a 9.7% decrease in earned premiums in 2007. 2006 included $309.9 million of business assumed from the affiliate quota share agreement with Esurance, which was commuted in the fourth quarter of 2006, in connection with our initial public offering. Net realized investment gains increased to $173.7 million in 2007, compared with $163.6 million in 2006.

        Net other revenues decreased 55.7% in 2007 to $17.2 million, compared to $38.8 million in 2006. The 2006 period included $30.4 million gain on the sale of renewal rights of Agri to QBE. Partially offsetting the Agri gain was a $12.6 million pre-tax loss on the sale of our investment in MSA. This pre-tax loss was offset by tax benefits recognized on the exchange of our investment in MSA described above. Our 2007 net other revenues included an $11.3 million gain from the sale of one of our inactive licensed insurance subsidiaries, AEIC, to Sparta.

        During 2007, we reallocated reserves of our primary insurance operations from ongoing lines of business to run-off claims, particularly reserves for construction defect and workers compensation related to accident years 2001 and prior. The reallocation shifted $116.7 million of our reserves from specialty lines ($87.4 million), commercial lines ($6.0 million) and personal lines ($23.3 million) to run-off claims. This adjustment had no impact on our total 2007 combined ratio.

        The income tax provision related to pre-tax income from continuing operations for the years ended December 31, 2007 and 2006 represented effective tax rates of 37.1% and 22.7%, respectively, which were higher and lower than the U.S. statutory rate of 35%, respectively. Our effective tax rate for 2007 was higher than the U.S. statutory rate of 35% primarily due to withholding taxes payable on dividends paid from income generated in the United States and non-deductible dividends and accretion on the Berkshire Preferred Stock and Zenith Preferred Stock, partially offset by income generated in jurisdictions other than the United States at lower tax rates. Our effective tax rate for 2006 was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States, the settlement of Federal income tax audits related to tax years prior to 2003 and tax benefits recognized on the exchange of our investment in MSA. This was partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock and Zenith Preferred Stock.

  Consolidated Results—Year ended December 31, 2006 versus year ended December 31, 2005

        Our pre-tax income from continuing operations for 2006 was $304.1 million, compared to pre-tax income from continuing operations of $262.8 million for 2005 and our GAAP combined ratio was 97.4% for 2006, compared to 99.5% for 2005.

        Our 2006 results included $29.1 million in current accident year catastrophe losses, which impacted the combined ratio by 1.4 points, a decrease of $52.1 million from 2005, which included $69.1 million in current accident year catastrophe losses related to Hurricanes Katrina, Rita and Wilma. Adverse development on prior accident years was $11.3 million in 2006, which impacted the combined ratio by 0.5 points, a decrease of $87.7 million, compared with 2005, which included $99.0 million in adverse development primarily relating to 2002 and prior accident years. Offsetting these decreases was $81.8 million of incentive compensation expense, which impacted the combined ratio by 3.9 points, an increase of $17.7 million, compared to 2005 and $19.5 million of expenses associated with actions taken to optimize long-term occupancy costs, including our move to our new U.S. headquarters in Canton, Massachusetts, which added 1.0 point to the combined ratio. In addition, 2005 included a $53.6 million gain from the settlement of our retiree medical plan, which reduced the 2005 combined ratio by a total of 2.7 points. The retiree medical plan, which had been frozen in 2002, was terminated and an independent trust was established and funded to provide benefits to covered participants. These actions relieved us of our future retiree medical obligations and triggered recognition of the gain. The majority of the gain was recorded as a reduction of other underwriting expenses with a portion of the gain reflected in the loss and LAE as a portion of the expense of the retiree medical program was allocated to the claims department. In addition, during 2005, we recorded a $23.9 million reclassification between liability accounts which resulted in a decrease in other underwriting expenses and a corresponding increase in loss and LAE. This reclassification decreased the 2005 expense ratio by 1.2 points and increased the loss and LAE ratio by 1.2 points.

        Our total revenues increased 3.1% in 2006 to $2,470.1 million, compared to $2,396.8 million in 2005, due principally to a 3.1% increase in earned premiums in 2006. The increase in earned premiums was due to an increase in business assumed from the affiliate quota share agreement with Esurance, prior to the commutation of the quota share agreement in the fourth quarter of 2006. Net realized investment gains increased to $163.6 million in 2006, compared with $123.2 million in 2005. The 2005 period included a realized loss of $54.6 million due to an other-than-temporary impairment with respect to our investment in Montpelier common shares. During 2005, the market value of Montpelier common shares decreased from $38.45 per share to $18.90 per share. Our original cost of this investment in 2001 was $105.0 million, which was subsequently increased by $65.3 million in equity in earnings recorded from 2001 to March 2004, the period in which we accounted for the investment under the equity method of accounting. The impairment charge represented the difference between our GAAP cost of $170.3 million and the investment's fair value of $115.7 million at December 31, 2005. Partially offsetting the increase in net realized investment gains was a $45.0 million decrease in net investment income primarily due to a $34.7 million special dividend on Montpelier common stock in the first quarter of 2005.

        Net other revenues increased 61.0% in 2006 to $38.8 million, compared to $24.1 million in 2005, primarily due to the sale of our renewal rights to the Agri business which resulted in a pre-tax gain of $30.4 million. Partially offsetting the Agri gain was a $12.6 million pre-tax loss on the sale of our investment in MSA. This pre-tax loss was offset by tax benefits recognized on the exchange of our investment in MSA described above. In addition, net other revenues in 2005 included an $8.0 million gain from the sale of TPIC.

        During 2005, as a result of an actuarial review completed in the fourth quarter, we reallocated a portion of our IBNR reserves in our primary insurance operations from some of our ongoing lines of business to run-off. This shifted $34.4 million of our IBNR reserves from specialty lines ($10.9 million), commercial lines ($11.5 million) and personal lines ($12.0 million) to our run-off. This adjustment had no impact on our 2005 combined ratio.

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

Summary of Operations By Segment

        Our segments consist of the following: (1) Primary Insurance Operations, (2) Affiliate Quota Shares and (3) Other Operations. In the fourth quarter of 2006, within our Primary Insurance Operations segment, we began to include OBSP within commercial lines and AutoOne within personal lines. Both OBSP and AutoOne were formerly reported in specialty lines. The reporting change was undertaken to better align the reported results of our underwriting units with their product and management structure. Prior periods have been reclassified to conform to the current presentation. The affiliate quota share agreements were commuted in the fourth quarter of 2006 in connection with our initial public offering. All of our investments are managed by our affiliate, WM Advisors, and by Prospector. A discussion of our consolidated investment operations is included after the discussion of operations by segment. Our segment information is presented in Note 14—"Segment Information" of the accompanying consolidated financial statements.

Primary Insurance Operations

        Financial results for our Primary Insurance Operations segment for the years ended December 31, 2007, 2006 and 2005, were as follows:

	Year ended December 31,
	2007	2006	2005
	($ in millions)
Net written premiums	$1,864.4	$1,957.6	$1,988.6

Earned premiums	1,873.6	1,944.0	1,988.2
Net investment income	184.5	182.3	232.5
Net realized investment gains	174.5	165.3	124.2
Net other revenues	19.2	21.8	14.7

Total revenues	2,251.8	2,313.4	2,359.6

Loss and LAE	1,089.8	1,180.3	1,335.6
Policy acquisition expenses	318.9	332.3	360.5
Other underwriting expenses	329.4	360.1	263.4
General and administrative expenses	2.9	3.3	1.1
Interest expense on debt	3.2	2.9	1.4

Total expenses	1,744.2	1,878.9	1,962.0

Pre-tax income	$507.6	$434.5	$397.6

        The following tables provide ratios, net written premiums and earned premiums by underwriting units for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31, 2007
	Specialty	Commercial	Personal	Total(2)
	($ in millions)
Ratios: (1)(3)(4)(5)
Loss and LAE prior to reserve reallocation(6)	57.7%	51.3%	60.4%	58.2%
Impact of reserve reallocation(6)	(20.0)	(0.8)	(3.2)	—

Loss and LAE	37.7	50.5	57.2	58.2
Expense	30.8	37.1	33.6	34.6

Total GAAP combined	68.5%	87.6%	90.8%	92.8%

Total combined prior to reserve reallocation(6)	88.5%	88.4%	94.0%	92.8%

Net written premiums	$446.2	$727.7	$690.4	$1,864.4
Earned premiums	436.4	712.0	725.0	1,873.6

	Year ended December 31, 2006
	Specialty	Commercial	Personal	Total(2)
	($ in millions)
Ratios: (1)(3)(4)(5)
Loss and LAE	54.7%	56.0%	63.5%	60.7%
Expense	34.3	39.0	32.4	35.6

Total GAAP combined	89.0%	95.0%	95.9%	96.3%

Net written premiums	$437.6	$718.3	$800.6	$1,957.6
Earned premiums	432.3	689.3	822.3	1,944.0

	Year ended December 31, 2005
	Specialty	Commercial	Personal	Total(2)
	($ in millions)
Ratios: (1)(3)(4)(5)
Loss and LAE prior to reserve reallocation(6)	57.9%	60.7%	63.3%	67.2%
Impact of reserve reallocation(6)	(2.8)	(1.8)	(1.3)	—

Loss and LAE	55.1	58.9	62.0	67.2
Expense	29.8	38.4	28.8	31.4

Total GAAP combined	84.9%	97.3%	90.8%	98.6%

Total combined prior to reserve reallocation(6)	87.7%	99.1%	92.1%	98.6%

Net written premiums	$416.3	$654.4	$910.2	$1,988.6
Earned premiums	391.7	654.7	933.7	1,988.2

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

(2)
Includes results from run-off. For the years ended December 31, 2007, 2006 and 2005, includes net written premiums of $0.1 million, $1.1 million and $7.7 million, respectively, from run-off and earned premiums of $0.2 million, $0.1 million and $8.1 million, respectively, from run-off.

(3)
Includes our long-term incentive compensation expense. For the years ended December 31, 2007, 2006 and 2005, long-term incentive compensation expense increased our total GAAP combined ratio by 1.6 points, 2.3 points and 1.8 points, respectively.

(4)
Includes loss and LAE relating to catastrophes. For the years ended December 31, 2007, 2006 and 2005, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 0.8 points, 2.8 points and 4.2 points, respectively, including development on prior accident year catastrophes which (decreased) increased our loss and LAE and total combined ratios by (0.1) point, 1.3 points and 0.1 point, respectively.

(5)
Prior accident year development, including development on catastrophes, for the years ended December 31, 2007, 2006 and 2005 (decreased) increased our loss and LAE and total combined ratios by (2.6) points, 1.2 points and 5.3 points, respectively.

(6)
Represents a non-GAAP financial measure. During 2007 and 2005, we reallocated reserves from our ongoing lines of business to run-off which had the effect of lowering the loss and LAE ratios and combined ratios of our ongoing businesses. The reallocation had no impact on total primary insurance operations. For further discussion, see "Consolidated Results—Year ended December 31, 2007 versus year ended December 31, 2006" and "Consolidated Results—Year ended December 31, 2006 versus year ended December 31, 2005." The tables above for the years ended December 31, 2007 and 2005 reflect our loss and LAE ratios and total combined ratios prior to the reserve reallocation and reconciles these non-GAAP financial measures to their most comparable GAAP measures.

  Primary Insurance Operations—Year ended December 31, 2007 versus year ended December 31, 2006

        Specialty lines.    Net written premiums for specialty lines increased by 2.0% to $446.2 million in 2007 as compared to $437.6 million in 2006. Excluding the Agri business, to which the renewal rights were sold in the third quarter of 2006, net written premiums increased by 19.6%, compared to 2006 due to a $34.6 million increase in net written premiums in specialty liability products at OBPP, an $18.7 million increase in net written premiums at IMU and $14.9 million in net written premiums in the Accident and Health business which commenced operations in 2007.

        The specialty lines combined ratio for 2007 decreased to 88.5% from 89.0% in 2006 due to a decreased expense ratio. The expense ratio for 2007 decreased 3.5 points to 30.8%, compared to 34.3% in the prior year period, primarily due to a 3.3 point reduction of commission expense from fees received from fronting services in 2007 from QBE on renewals of Agri business, as well as a 0.6 point favorable impact from the partial settlement of our qualified pension plan liabilities, partially offset by 0.3 points of office consolidation costs. The loss and LAE ratio increased 3.0 points to 57.7% primarily due to unfavorable large non-catastrophe current accident year losses in the Agri run-off business.

        Commercial lines.    Net written premiums for commercial lines increased by 1.3% to $727.7 million in 2007, compared to $718.3 million in 2006, due a $35.6 million increase in net written premiums in the small business division, principally driven by our small business package products. Partially offsetting this increase was a $26.2 million decrease in the middle market division primarily due to lower premiums at OBSP as a result of our strategy to manage our exposure to potential catastrophe losses.

        The commercial lines combined ratio for 2007 decreased to 88.4% from 95.0% in 2006 due to decreases in both the loss and LAE ratio and the expense ratio. The 2007 loss and LAE ratio decreased to 51.3%, compared to 56.0% in 2006, driven by 3.1 points of favorable development on prior accident year losses in 2007 primarily related to property and general liability claims. The 2006 loss and LAE ratio included 2.3 points of adverse development on prior accident years driven by 3.8 points of net unfavorable development on prior accident year catastrophe losses primarily at OBSP, related to hurricanes Katrina and Wilma and two 2004 catastrophes. The decrease in the loss and LAE ratio was partially offset by a 0.8 point increase in the current accident year loss ratio in 2007, compared to 2006, driven in part by the pricing environment and in part by the low impact of large losses in the prior year. The expense ratio decreased to 37.1% from 39.0% in 2006 primarily due to lower policy acquisition expenses as a result of an increase to the deferral rate of commercial lines' policy acquisition costs related to the expansion into new states, as well as a 0.8 point favorable impact from the partial settlement of our qualified pension plan liabilities. Partially offsetting the impact of these favorable items was 0.9 points of office consolidation costs in 2007, compared to 1.3 points in the prior year.

        Personal lines.    Net written premiums for personal lines decreased by 13.8% to $690.4 million in 2007, compared to $800.6 million in 2006. The decrease was primarily attributable to reduced writings at AutoOne due to significant declines in New York's assigned risk pool. Market trends indicate that assigned risk volumes are expected to decline to approximately $137 million in 2008, down from $170 million in 2007, $253 million in 2006, and $383 million in 2005. Assigned risk volumes in New Jersey are also expected to decline in 2008. Market trends indicate that the assigned risk pool in New Jersey is expected to decline to approximately $61 million in 2008, down from $77 million in 2007, $141 million in 2006, and $247 million in 2005. The Company expects a reduction in AutoOne's premium volume reflective of these trends. In traditional personal lines, premium decreased due to an increasingly competitive auto market and also Massachusetts state-mandated rate decreases. In September 2007 we notified agents that we plan to seek regulatory approval of a withdrawal plan to cease writing business in Houston General Insurance Exchange and also took actions to better align personal lines staffing with our business needs. Net written premiums for Houston General Insurance Exchange were $15.1 million in 2007, compared to $3.8 million in 2006.

        The personal lines combined ratio for 2007 decreased to 94.0% from 95.9% in 2006 due to a decrease in the loss and LAE ratio. The loss and LAE ratio decreased 3.1 points to 60.4% primarily due to 3.2 points of favorable development on prior accident years in automobile liability in traditional personal lines and at AutoOne, compared to 0.7 points of adverse development on prior accident years in 2006. Partially offsetting this decrease was higher than average large loss activity experienced in the first half of 2007. The expense ratio increased by 1.2 points to 33.6% from 32.4% in 2006 primarily due to the adverse effect of a lower earned premium base compared to the prior year period. The expense ratio in 2007 included the impact of non-recurring favorable items, including 1.0 point from a state premium tax refund and 0.9 points related to the partial settlement of our qualified pension plan liabilities, partially offset by 0.8 points of office consolidation costs. In addition, the expense ratio for 2007 included 0.5 points of expense incurred in connection with the decision to cease writing business in Houston General Insurance Exchange and actions taken to better align personal lines staffing with our business needs.

        Run-off.    For 2007, run-off generated an underwriting loss of $155.6 million ($38.9 million excluding a $116.7 million increase to loss and LAE reserves resulting from the reserve reallocation), compared to an underwriting loss of $44.1 million in 2006. Results for 2007 (excluding the reserve reallocation) and 2006 include $9.3 million and $9.0 million in adverse development, respectively.

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

        Personal lines.    Net written premiums for personal lines decreased by 12.0% to $800.6 million in 2006, compared to $910.2 million in 2005. The decrease was primarily attributable to reduced writings at AutoOne due to significant declines in New York's assigned risk pool. Assigned risk volumes declined in New York to $253 million in 2006 down from $383 million in 2005 and $629 million in 2004. Assigned risk volumes in New Jersey declined to $141 million in 2006 down from $247 million in 2005 and $375 million in 2004. The Company expects a reduction in AutoOne's premium volume reflective of these trends. In traditional personal lines, premium decreased due to an increasingly competitive auto market and also Massachusetts state-mandated rate decreases.

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

        Run-off.    For 2006, run-off generated an underwriting loss of $44.1 million, compared to an underwriting loss of $133.4 million in 2005. The variance was primarily due to higher loss and LAE in the 2005 period. 2005 included $106.7 million in adverse development, mainly from 2002 and prior accident years, which was primarily due to higher than anticipated defense costs and higher damages from liability assessments in general liability and multiple peril lines. As described above, 2005 also included a reallocation of $34.4 million of IBNR reserves from some of our ongoing lines of business to run-off. In addition, during 2005, we recorded a $23.9 million reclassification between liability accounts which resulted in a decrease in other underwriting expenses and a corresponding increase in loss and LAE. This reclassification decreased the primary insurance operations' 2005 expense ratio by 1.2 points and increased the loss and LAE ratio by 1.2 points. Excluding the impact of the IBNR reserves reallocated to run-off and the reclassification between liability accounts, incurred loss and LAE in 2006 was $60.8 million lower than in the 2005 period.

Affiliate Quota Shares

        During 2004 and 2005, we entered into two quota share reinsurance arrangements with other subsidiaries of White Mountains. Under the Esurance Quota Share, which was effective on January 1, 2005, we assumed approximately 85% of business written by Esurance, which includes business written by its wholly-owned subsidiary. Under the Sirius Quota Share, we ceded between 6% and 12% of business written, effective April 1, 2004, to Sirius.

        The affiliate quota shares were entered into primarily for White Mountains' capital management purposes and were therefore excluded from the information used by White Mountains' Board of Directors to measure our financial performance. The affiliate quota share agreements were commuted in the fourth quarter of 2006 in connection with our initial public offering.

        A summary of results from our Affiliate Quota Shares segment for the years ended December 31, 2006 and 2005 is as follows:

	Year ended December 31,
	2006		2005
	Esurance Quota Share	Sirius Quota Share	Esurance Quota Share	Sirius Quota Share
	($ in millions)
Net written premiums	$227.4	$(178.0)	$336.9	$(229.9)

Earned premiums	309.9	(178.0)	254.4	(229.9)

Total revenues	309.9	(178.0)	254.4	(229.9)
Loss and LAE	195.5	(92.2)	177.1	(122.3)
Policy acquisition expenses	114.4	(66.8)	75.0	(86.2)

Total expenses	309.9	(159.0)	252.1	(208.5)

Pre-tax income (loss)	$—	$(19.0)	$2.3	$(21.4)

Other Operations

        Our Other Operations segment consists of OneBeacon Insurance Group, Ltd. and our intermediate subsidiary holding companies. Our Other Operations segment primarily consists of financing activities, purchase accounting adjustments relating to our acquisition by White Mountains in 2001 and other assets and general and administrative expenses incurred at the holding company level. This segment also includes entities that prior to the initial public offering employed persons associated with White Mountains' holding company operations. Accordingly, in 2006 and 2005, Other Operations incentive compensation expense included $2.5 million and $1.9 million associated with these persons transferred to White Mountains from these entities.

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

        A summary of results from our Other Operations segment for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year ended December 31,
	2007	2006	2005
	($ in millions)
Net investment income	$24.0	$9.5	$4.3
Net realized investment losses	(0.8)	(1.7)	(1.0)
Net other (expenses) revenues	(2.0)	17.0	9.4

Total revenues	21.2	24.8	12.7

General and administrative expenses	6.9	12.0	7.3
Accretion of fair value adjustment to loss and LAE reserves	16.0	23.0	26.0
Interest expense on debt	42.0	42.6	42.7
Interest expense—dividends and accretion on preferred stock	65.4	58.6	52.4

Total expenses	130.3	136.2	128.4

Pre-tax loss	$(109.1)	$(111.4)	$(115.7)

  Other Operations Results—Year ended December 31, 2007 versus year ended December 31, 2006

        Our Other Operations segment reported a pre-tax loss of $109.1 million for 2007, essentially flat compared to a pre-tax loss of $111.4 million for 2006. Fluctuations in revenues and expenses between 2007 and 2006 essentially offset.

  Other Operations Results—Year ended December 31, 2006 versus year ended December 31, 2005

        Our Other Operations segment reported a pre-tax loss of $111.4 million for 2006, essentially flat compared to a pre-tax loss of $115.7 million for 2005. Fluctuations in revenues and expenses between 2006 and 2005 essentially offset.

Summary of Investment Results

Investment Returns

        A summary of our consolidated pre-tax investment results for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year ended December 31,
	2007	2006	2005
	($ in millions)
Gross investment income(1)	$224.6	$205.6	$251.2
Net realized investment gains	173.7	163.6	123.2
Net change in unrealized (losses) gains on investments(2)(3)	(7.9)	39.7	(211.4)

Total GAAP pre-tax investment results	$390.4	$408.9	$163.0

(1)
Includes $15.9 million and $2.2 million of net investment income for assets held in trust for the years ended December 31, 2007 and 2006, respectively.

(2)
Does not include results of our investment in MSA during the period it was recorded under the equity method.

(3)
The year ended December 31, 2006 includes the impact of the adoption of SFAS No. 155.

        Gross investment returns versus typical benchmarks for the years ended December 31, 2007, 2006 and 2005 are as follows. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns.

	Year ended December 31,
	2007(1)	2006(1)	2005
Fixed maturity investments	6.4%	5.6%	2.1%
Short-term investments	5.0	4.3	3.0
Total fixed income	6.2	5.5	2.2
Lehman U.S. Aggregate Index	7.0	4.3	2.4
Montpelier common stock	—	(7.9)	(43.3)
Core common stock(2)	12.5	25.8	23.1
Convertible bonds	4.5	6.6	5.5
Total common stock and convertible bonds	9.7	18.1	5.1
S&P 500 Index (total return)	5.5	15.8	4.9
Other investments	14.4	15.5	16.9
Total consolidated portfolio	7.5%	8.6%	3.3%

(1)
Includes $15.9 million and $2.2 million of net investment income for assets held in trust for the years ended December 31, 2007 and 2006, respectively.

(2)
Represents all common stock holdings other than Montpelier, which was transferred to White Mountains on August 24, 2006, in exchange for an agreed-upon portfolio of common equity and fixed maturity securities with an equal value.

Investment Returns—Year ended December 31, 2007 versus year ended December 31, 2006

  Overview

        Our total pre-tax investment results were $390.4 million, a return of 7.5% for the year ended December 31, 2007 versus $408.9 million, a return of 8.6% for the year ended December 31, 2006. Gross investment income in 2007 of $224.6 million was up 9.2% from $205.6 million during 2006. Net realized investment gains of $173.7 million in 2007 were up by 6.2% from 2006, mainly due to the sale of certain convertible bonds and equity securities during the first half of 2007, in industry sectors that experienced significant appreciation during the period of our ownership, principally energy and natural resources. The change in net unrealized investment gains of $(7.9) million during 2007 reflected the portfolio's low duration as well as the effect of the weakening dollar against our foreign-denominated securities, mostly in British pounds and Australian dollars.

  Fixed income

        Our fixed income portfolio returned 6.2% for the year ended December 31, 2007 versus 5.5% for the year ended December 31, 2006. During 2007, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.7 years which performed consistent with its characteristics and below the longer-duration Lehman U.S. Aggregate Index benchmark by 80 basis points.

  Common stock and convertible bonds

        Our total common stock and convertible bond portfolio returned 9.7% for the year ended December 31, 2007 versus 18.1% for the year ended December 31, 2006. Our core common stock portfolio returned 12.5% during 2007 and 25.8% in 2006, or 7.0 and 10.0 percentage points better than the S&P 500 benchmark, respectively, as we benefited from our investments in the energy, commodities and utility sectors.

Investment Returns—Year ended December 31, 2006 versus year ended December 31, 2005

  Overview

        Our total pre-tax investment results were $408.9 million, a return of 8.6% for the year ended December 31, 2006 versus $163.0 million, a return of 3.3% for the year ended December 31, 2005. Gross investment income in 2006 of $205.6 million was down 18% from $251.2 million during 2005, due primarily to the receipt in 2005 of a $34.7 million special dividend on the Montpelier investment. Net realized investment gains of $163.6 million in 2006 were up by 33% from 2005, mainly due to recording an other-than-temporary impairment in 2005 of $54.6 million on the Montpelier investment. Excluding this write-down, realized investment gains were down 8%. Net unrealized investment gains of $47.8 million during 2006 reflected the portfolios low duration as well as the effect of the weakening dollar against our foreign-denominated securities, mostly in British pounds and Australian dollars.

  Fixed income

        Our fixed income portfolio returned 5.5% for the year ended December 31, 2006 versus 2.2% for the year ended December 31, 2005. During 2006, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2 years which performed consistent with its characteristics and outperformed the longer-duration Lehman U.S. Aggregate Index benchmark by 120 basis points.

  Common stock and convertible bonds

        Our total common stock and convertible bond portfolio returned 18.1% for the year ended December 31, 2006 versus 5.1% for the year ended December 31, 2005. Our 5.1% return in 2005 was driven primarily by excellent returns across the portfolio offset by a significant decline in our largest equity position, Montpelier. Our core common stock portfolio returned 25.8% during 2006 and 23.1% in 2005, or 10.0 and 18.2 percentage points better than the S&P 500 benchmark, respectively, as we benefited from our investments in the energy, commodities and utility sectors.

Portfolio Composition

        The following table presents the composition of our investment portfolio as of December 31, 2007 and 2006:

	As of December 31,
	2007		2006
Type of Investment	$ in millions	% of total	$ in millions	% of total
Available-for-sale investments:
Fixed maturity investments	$2,966.6	57.4%	$3,160.0	60.6%
Common stock	832.1	16.1	737.1	14.1
Convertible bonds	389.2	7.5	379.7	7.3
Short-term investments	327.4	6.3	319.0	6.1
Held-to-maturity investments: (1)
Fixed maturity investments	305.5	5.9	305.0	5.9
Short-term investments	0.1	—	33.8	0.6
Other investments(2)	348.6	6.8	278.1	5.4

Total	$5,169.5	100.0%	$5,212.7	100.0%

(1)
Represents assets held in trust to economically defease our preferred stock subject to mandatory redemption. See "Management's Discussion of Financial Condition and Results of Operations—Economic Defeasance".

(2)
Includes investments such as hedge funds, limited partnerships and private equity interests.

        The breakdown of our fixed maturity available-for-sale and held-to-maturity portfolios, including convertible bonds, at December 31, 2007 by credit class, based upon issue credit ratings provided by Standard & Poor's, or if unrated by Standard & Poor's, long-term obligation ratings provided by Moody's, is as follows:

Ratings	Cost or Amortized Cost	% of Total
	($ in millions)
U.S. government and agency obligations	$454.0	12.6%
AAA/Aaa	1,465.0	40.6
AA/Aa	89.6	2.5
A/A	779.7	21.8
BBB/Baa	480.3	13.3
Other/not rated	332.0	9.2

Total	$3,600.6	100%

        The weighted average duration of our fixed maturity available-for-sale and held-to-maturity portfolios, including convertible bonds, at December 31, 2007 is 3.3 years. The maturity distribution for fixed maturity available-for-sale investments, including convertible bonds, held at December 31, 2007 is as follows:

Maturity	Amortized Cost	Carrying Value
	($ in millions)
Due within one year	$179.0	$179.4
Due after one through five years	1,275.7	1,305.4
Due after five through ten years	231.9	241.6
Due after ten years	415.7	412.4
Asset-backed securities	1,061.3	1,071.7
Preferred stocks	131.5	145.3

Total	$3,295.1	$3,355.8

        The maturity distribution for fixed maturity held-to-maturity investments held at December 31, 2007 is as follows:

Maturity	Carrying Value	Estimated Market Value
	($ in millions)
Due within one year	$305.5	$306.9
Due after one through five years	—	—
Due after five through ten years	—	—
Due after ten years	—	—

Total	$305.5	$306.9

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

        We purchase commercial and residential mortgage-backed securities to maximize our fixed income portfolio's risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. We are not an originator of residential mortgage loans and did not hold any mortgage-backed securities categorized as sub-prime as of December 31, 2007. In addition, our investments in limited partnerships, hedge funds and private equity interests contain negligible amounts of sub-prime mortgage-backed securities as of December 31, 2007. We consider sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., we consider investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

        There are also mortgage-backed securities that we categorize as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2007, $55.0 million of our mortgage-backed securities were classified as non-prime. All of these non-prime securities have the highest rating ascribed by Moody's ("Aaa") or Standard & Poors ("AAA"). We did not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

        The following table summarizes the carrying value of our mortgage-backed and asset-backed securities holdings as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006
	($ in millions)
Mortgage-backed securities:
Agency (1)	$430.0	$151.6
Non-agency	538.2	680.3

Total mortgage-backed securities	968.2	831.9
Other asset-backed securities:
Credit card	95.2	236.7
Auto	8.3	28.5

Total other asset-backed securities	103.5	265.2
Total asset-backed securities	$1,071.7	$1,097.1

(1)
Represents publicly traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (e.g., GNMA) and publicly traded residential mortgage-backed securities which are guaranteed by a government sponsored entity (e.g., FNMA, FHLMC).

  Montpelier Investment

        In order to reduce our exposure to certain insurance risks outside of our own underwriting competencies, on August 24, 2006, we exchanged our investment in the common shares of Montpelier, a global property catastrophe reinsurer, for an agreed-upon portfolio of common equity and fixed maturity securities of equal value that was owned by White Mountains. As a result, Montpelier is no longer included in our investment results. The following table details the book value effect of our total investment in Montpelier for the years ended December 31, 2006 and 2005.

	Year ended December 31,
	2006	2005
	($ in millions)
Net investment income, pre-tax	$1.0	$41.9
Net realized investment losses, pre-tax	(5.8)	(54.6)

Total losses, pre-tax	(4.8)	(12.7)
Tax benefit on total losses	1.7	4.4

Total losses, after-tax	(3.1)	(8.3)
Change in net unrealized investment gains (losses), after-tax	(0.7)	(42.0)

Net after-tax change in book value from Montpelier investment	$(3.8)	$(50.3)

        At the time of the exchange, our investment in the common shares of Montpelier was in an unrealized loss position of $6.9 million. This loss was deferred at the time of the exchange as sales of investments between us and entities under White Mountains' common control are deferred. Subsequent to the exchange, White Mountains sold 5.4 million common shares of Montpelier triggering the recognition of $5.8 million in realized investment losses. During the second quarter of 2007, we recognized the remaining deferred loss on the exchange of $1.1 million.

        During 2005, we realized $12.7 million of pre-tax losses, net of dividends received, on our investment in Montpelier. Montpelier's common share price decreased from $38.45 per share at December 31, 2004 to $18.90 per share at December 31, 2005, primarily due to losses Montpelier incurred as a result of Hurricanes Katrina, Rita and Wilma. We recorded a $54.6 million pre-tax other-than-temporary impairment charge (reported as a realized investment loss) and a $64.6 million pre-tax change in unrealized investment loss on our Montpelier common share investment during 2005. Our original cost of our existing Montpelier common share investment was $105.0 million, which was subsequently increased by equity in earnings representing our proportionate share of Montpelier's net income from 2001 until March 2004, the period in which we accounted for the investment under the equity method of accounting. The impairment charge represented the difference between our GAAP book value of $170.3 million and the investment's fair value of $115.7 million at December 31, 2005.

        During 2005, we recorded $41.9 million in pre-tax dividends from Montpelier in net investment income. During the first quarter of 2005, Montpelier declared a special dividend of $5.50 per share, payable to holders of its common shares. We recorded pre-tax investment income of $34.7 million in the first quarter for this special dividend, which was included in net investment income from common equity securities. For the years ended December 31, 2006 and 2005, we also recorded an aggregate of $1.0 million and $7.2 million in pre-tax investment income from Montpelier's regular quarterly dividends.

Impairment

        See Note 6—"Investment Securities" of the accompanying consolidated financial statements for our analysis of impairment losses on investment securities.

Non-GAAP Financial Measures

        This report includes five non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. OneBeacon believes these measures to be useful supplements to the comparable GAAP measures in evaluating OneBeacon's financial performance. In addition, certain of these non-GAAP financial measures have been adjusted to exclude the impacts of economically defeasing the Company's mandatorily redeemable preferred stock. In connection with its initial public offering, the Company created two irrevocable grantor trusts and funded them with assets sufficient to make the remaining dividend and redemption payments for $20.0 million of preferred stock that was redeemed in June 2007 and $300.0 million of preferred stock that will be redeemed in May of 2008. The Company created and funded these trusts to appropriately capitalize and leverage the Company in preparation for and in connection with its initial public offering. Having completed these actions, OneBeacon believes that presentation of certain of the non-GAAP financial measures as described below, adjusted to exclude the impact of the economic defeasance of the preferred stock as of and for the respective periods, is a useful supplement to understanding the Company's earnings and profitability.

        Adjusted book value per common share is a non-GAAP financial measure which is derived by excluding the impact of economically defeasing the Company's mandatorily redeemable preferred stock from book value per common share, the most closely comparable GAAP measure. For the reason stated above, OneBeacon believes that adjusted book value per common share is a useful supplement to understanding the Company's earnings and profitability. The reconciliation of book value per common share to adjusted book value per common share is included on page 47.

        Adjusted book value per common share, including dividends is a non-GAAP financial measure which is derived by adding back the impact of dividends paid to adjusted book value per common share (a non-GAAP financial measure described above). OneBeacon believes that adjusted book value per common share, including dividends is a useful supplement to understanding the Company's earnings and profitability. The reconciliation of book value per common share to adjusted book value per common share, including dividends is included on page 47.

        Adjusted common shareholders' equity, which is used in calculating adjusted book value per common share (a non-GAAP financial measure described above), is derived by excluding the impact of economically defeasing the Company's mandatorily redeemable preferred stock from common shareholders' equity, the most closely comparable GAAP measure. The reconciliation of common shareholders' equity to adjusted common shareholders' equity is included on page 47.

        Adjusted common shareholders' equity, including dividends, which is used in calculating adjusted book value per common share, including dividends (a non-GAAP financial measure described above), is derived by adding back the impact of dividends paid to adjusted common shareholders' equity (a non-GAAP financial measure described above). The reconciliation of common shareholders' equity to adjusted common shareholders' equity, including dividends is included on page 47.

        Loss and loss adjustment expense ratio prior to reserve reallocation and total combined ratio prior to reserve reallocation are non-GAAP financial measures which are derived by excluding the impact of the reallocation of loss and loss adjustment expense reserves from the loss and loss adjustment expense ratio and the GAAP combined ratio. During 2007 and 2005, OneBeacon reallocated loss and loss adjustment expense reserves from ongoing lines of business to run-off which reduced the loss and loss adjustment expense ratios and the GAAP combined ratios for OneBeacon's specialty, commercial and personal lines of business but had no impact on the ratios for OneBeacon's total primary insurance operations. OneBeacon believes that a presentation excluding the effect of the reserve reallocation on the loss and loss adjustment expense ratios and GAAP combined ratios for specialty, commercial and personal lines is a meaningful supplement for investors to understand the performance of its underwriting units. The reconciliation of these non-GAAP financial measures to the loss and loss adjustment expense ratio and GAAP combined ratio, the most closely comparable GAAP measures, is included on page 58.

Liquidity and Capital Resources

  Operating cash and short-term investments

        Our sources and uses of cash are as follows:

        Holding company level.    The primary sources of cash for OneBeacon Insurance Group, Ltd. and certain of our intermediate holding companies are expected to be dividends and tax sharing payments received from our insurance operating subsidiaries, capital raising activities and net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are expected to be share repurchases, interest payments on our debt obligations, dividend payments on our preferred shares and our common shares, purchases of investments, payments made to tax authorities and holding company operating expenses.

        Operating subsidiary level.    The primary sources of cash for our operating subsidiaries are expected to be premium collections, net investment income, capital raising activities and proceeds from sales and maturities of investments. The primary uses of cash are expected to be claim payments, policy acquisition costs, debt obligations, operating expenses, the purchase of investments and dividends and tax sharing payments made to parent holding companies.

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

        Since White Mountains acquired us in 2001, our written premiums have decreased substantially. This was primarily due to a renewal rights agreement executed in November 2001 through which we transferred our regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual Insurance Group. This transfer amounted to approximately 45% of our prior year annual written premiums in force at the time of the transfer, or approximately $1.5 billion in annual premiums. As a result, we experienced negative cash flow from operations for the year ended December 31, 2005, as we paid claims on run-off reserves related to the business that was transferred to Liberty Mutual.

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

        Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on 2007 statutory net income, our top tier regulated insurance operating subsidiaries have the ability to pay an aggregate of approximately $346 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of unassigned funds. As of December 31, 2007, OneBeacon's top tier regulated insurance operating subsidiaries had $1.5 billion of unassigned funds.

        In addition, as of December 31, 2007, we had approximately $380.0 million of unrestricted net cash, fixed maturity and equity investments outside of our regulated insurance operating subsidiaries. During 2007, OneBeacon LLC, the direct parent of our operating insurance subsidiaries, paid $393.9 million of dividends to Fund American, its parent. On January 31, 2008, our Board declared a $2.03 per common share special dividend, payable on March 26, 2008 to shareholders of record on March 17, 2008.

        In addition, Fund American's ability to declare or pay dividends is limited by the terms of the Series A Preferred Stock issued to Berkshire. Fund American may not, in certain circumstances, declare or pay any dividend or distribution to any other class or series of stock without the consent of the holders of a majority of outstanding shares of the Berkshire Preferred Stock. Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains and Fund American (the Keep-Well), White Mountains has agreed to return to Fund American up to approximately $1.1 billion if some or all of that amount is required by Fund American to meet its obligations under the terms of the Berkshire Preferred Stock. Under the Keep-Well, White Mountains must make any required contributions to Fund American prior to making any distributions to its shareholders. The aggregate amount of distributions that White Mountains may make to its shareholders is limited; the limit increases or decreases by an amount equal to White Mountains' consolidated net income or loss over the remaining life of the Keep-Well. The Keep-Well will expire when all obligations of the Berkshire Preferred Stock, which is redeemable in May 2008, have been satisfied. See "Management's Discussion of Financial Condition and Results of Operations—Economic Defeasance" for a discussion of the creation and funding of an irrevocable grantor trust to economically defease the Berkshire Preferred Stock.

Economic Defeasance

        In connection with our initial public offering, two of our subsidiaries, Fund American and Fund American Enterprises, each established an irrevocable grantor trust. The assets of each trust are solely dedicated to the satisfaction of the payment of dividends and redemption amounts on, respectively, $300 million liquidation preference of Fund American's Berkshire Preferred Stock, and $20 million liquidation preference of Fund American Enterprises' Zenith Preferred Stock. Fund American and Fund American Enterprises funded their respective trusts with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government-sponsored enterprises. The scheduled interest and principal payments are sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively. The creation and funding of the trusts does not legally defease the preferred stock nor create any additional rights for the holders of the preferred stock either in the trusts or otherwise, although the assets in the trust remain segregated from Fund American's and Fund American Enterprises' other general assets and are not available to Fund American or Fund American Enterprises for any use other than the payment of the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively. Assets held in one of the trusts were used to redeem the Zenith Preferred Stock in June 2007, while assets held in the remaining trust will be used to redeem the Berkshire Preferred Stock in May of 2008. The assets held in trust remain subject to the claims of Fund American's creditors, in the event that Fund American becomes insolvent. White Mountains Capital, Inc., a subsidiary of White Mountains, serves as the trustee for the irrevocable grantor trust. The assets held in the trust as of December 31, 2007 and 2006 include $305.5 million and $305.0 million, respectively, of fixed maturity investments and $0.1 million and $33.8 million, respectively, of short-term investments. Pre-tax net investment income earned on these investments totaled $15.9 million and $2.2 million for the years ended December 31, 2007 and 2006, respectively.

Insurance Float

        Insurance float is an important aspect of our insurance operations. Insurance float is money that an insurance company holds for a limited time. In an insurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer invests the funds. When the premiums that an insurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which is considered to be the cost of insurance float. The amount and cost of insurance float for us is affected by underlying market conditions, as well as acquisitions or dispositions of insurance business.

        Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.

        One of the means by which we calculate our insurance float is by taking our net invested assets and subtracting our total tangible capital. The following table illustrates our consolidated insurance float position as of the years ended December 31, 2007 and 2006.

	December 31,
	2007	2006
	($ in millions)
Total investments	$5,169.5	$5,212.7
Less: Total held to maturity investments(1)	(305.6)	(338.8)
Cash	49.4	41.5
Accounts receivable on unsettled investment sales	76.1	6.7
Accounts payable on unsettled investment purchases	(8.5)	(11.5)

Net invested assets(1)	$4,980.9	$4,910.6
Total common shareholders' equity	$1,906.5	$1,777.2
Debt	757.7	759.5
Preferred stock subject to mandatory redemption(1)	—	—

Total tangible capital(1)	$2,664.2	$2,536.7

Insurance float	$2,316.7	$2,373.9

Insurance float as a multiple of total tangible capital	0.9x	0.9x
Net invested assets as a multiple of total tangible capital	1.9x	1.9x
Insurance float as a multiple of common shareholders' equity	1.2x	1.3x
Net invested assets as a multiple of common shareholders' equity	2.6x	2.8x

(1)
Excludes preferred stock subject to mandatory redemption, having an aggregate accredited liquidation preference at December 31, 2007 and 2006 of $278.4 million and $262.3 million,

  respectively and $305.6 million and $338.8 million of investments held in irrevocable grantor trusts for the purpose of economically defeasing the preferred stock subject to mandatory redemption. The creation and funding of these trusts did not legally defease the preferred stock and therefore the preferred stock will continue to appear on our balance sheet until it is redeemed.

Financing

        The following table summarizes our capital structure as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006
	($ in millions)
Senior Notes, carrying value	$698.9	$698.7
Other debt(1)	58.8	60.8

Total debt	757.7	759.5
Preferred stock subject to mandatory redemption	278.4	262.3
Total common shareholders' equity	1,906.5	1,777.2

Total capital	$2,942.6	$2,799.0

Ratio of debt and preferred stock subject to mandatory redemption to total capital	35.2%	36.5%

Ratio of debt to total capital excluding preferred stock subject to mandatory redemption(2)	28.4%	29.9%

(1)
See Note 7—"Debt" of the accompanying consolidated financial statements.

(2)
The calculation of total capital excludes the preferred stock subject to mandatory redemption because it was economically defeased in connection with our initial public offering.

        We believe that our strong financial position provides us with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis.

        The 5.875% Senior Notes due 2013 of our subsidiary Fund American, which we refer to as the Senior Notes, are currently rated "Baa2" ("Medium Grade", the ninth highest of twenty-one ratings) with a stable outlook by Moody's, "BBB" ("Adequate", the ninth highest of twenty-two ratings) with a stable outlook by Standard & Poor's, "bbb" ("Good", the ninth highest of twenty-two ratings) with a stable outlook by A.M. Best and "BBB" ("Good", the ninth highest of twenty-three ratings) with a stable outlook by Fitch.

        In connection with our December 2005 purchase of land and an office building in Canton, Massachusetts, which is now our U.S. headquarters, we entered into a $40.8 million, 18-year mortgage note to fund renovations. As of December 31, 2007, we have fully drawn on the facility.

        White Mountains currently provides an irrevocable and unconditional guarantee as to the payment of principal and interest (the Guarantee) on the Senior Notes. In consideration of this Guarantee, we have agreed to pay a specified fee to White Mountains in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. We have further agreed that if White Mountains' voting interest in us ceases to represent more than 50% of all our voting securities, we will redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains' obligations under the Guarantee (the Guarantee Elimination). White Mountains has agreed to provide written notice to us when its voting interest in us has been reduced below 50%. We will have 180 days from the receipt of such notification to complete the Guarantee Elimination. If the

Guarantee Elimination is not completed within the initial 180-day period, the Guarantee fee shall increase by 200 basis points. The Guarantee fee shall further increase by 100 basis points for each subsequent 90-day period thereafter, up to a maximum Guarantee fee of 425 basis points, until the Guarantee Elimination has been completed.

        The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, Fund American and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limits the ability of Fund American and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or Fund American must adhere. At December 31, 2007, Fund American was in compliance with all of the covenants under the Senior Notes.

        In November 2006, Fund American established a $75 million revolving credit facility that matures in November 2011. As of December 31, 2007, the Bank Facility was undrawn. The Bank Facility contains various affirmative, negative and financial covenants which we consider to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At December 31, 2007, we were in compliance with all of the covenants under the Bank Facility, and anticipate we will continue to remain in compliance with these covenants for the foreseeable future.

Off-Balance Sheet Arrangement

Galileo Guarantees

        Beginning in February 2006, one of our subsidiaries, OBIC, agreed to provide guarantees of the obligations of Galileo Weather Risk Management Ltd., or Galileo, to Galileo's counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees require OBIC to pay the full amount of Galileo's obligations to the counterparty in the event of Galileo's failure to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of December 31, 2007, OneBeacon has eight outstanding guarantees of Galileo transactions, the total principal amount of which was approximately $49.4 million. In the event that the total guaranteed principal amount exceeds the lesser of 5% of OBIC's admitted assets of $3.5 billion at December 31, 2007 or 25% of OBIC's statutory surplus of $1.6 billion at December 31, 2007, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC has agreed, at White Mountains' option, to continue to make these guarantees available until October 2008 and will receive from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement we entered into with White Mountains in connection with the initial public offering, White Mountains has agreed that it will take appropriate steps to ensure that OBIC will not be called on to make payment on these guarantees.

Contractual Obligations and Commitments

        Below is a schedule of our material contractual obligations and commitments as of December 31, 2007:

	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
	($ in millions)
Debt	$2.1	$5.5	$5.7	$745.5	$758.8
Mandatorily redeemable preferred stock(1)	300.0	—	—	—	300.0
Loss and LAE reserves(2)	1,038.1	1,226.9	660.6	1,793.2	4,718.8
Interest on debt and dividends on preferred stock subject to mandatory redemption	49.2	88.4	87.8	49.6	275.0
Long-term incentive compensation	62.9	63.4	8.6	20.9	155.8
Pension and other benefit plan obligations(3)	26.4	9.1	9.3	22.0	66.8
Operating leases	12.3	17.9	12.5	8.6	51.3

Total contractual obligations	$1,491.0	$1,411.2	$784.5	$2,639.8	$6,326.5

(1)
The Berkshire Preferred Stock is economically defeased. See "Management's Discussion of Financial Condition and Results of Operations—Economic Defeasance."

(2)
Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $2,629.5 million and include the discount on our workers compensation loss and LAE reserves of $156.9 million as of December 31, 2007. These balances add back the remaining purchase accounting fair value adjustment of $238.5 million related to the OneBeacon Acquisition as it is a non-cash item.

(3)
Includes expected future cash outflows under our non-qualified, non-contributory, defined benefit pension plan and our employee stock ownership plan. Our pension plans were curtailed during the fourth quarter of 2002. As a result, new participants are no longer added and benefits for existing participants are not increased. Non-vested participants continue to vest during their employment. (See Note 9—"Retirement and Postretirement Plans" of the accompanying consolidated financial statements.)

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

        The balances included in the table above regarding our long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid cannot be predicted, for performance shares, with certainty, as the ultimate amounts of these liabilities are based on future performance. The estimated payments reflected in the table are based on current accrual factors (common share price and pay-out percentage) and assume that all outstanding balances were 100% vested as of December 31, 2007.

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

        We also have future binding commitments to fund certain limited partnership and hedge fund investments. These commitments, which total $41.7 million as of December 31, 2007, do not have fixed funding dates and are therefore excluded from the table above.

Share Repurchase Program

        On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of our Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. As of December 31, 2007, 1.6 million Class A common shares were repurchased for $33.0 million and retired.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
September 1—30, 2007	274,244	$20.76	274,244	$194,307,548
October 1—31, 2007	247,304	$21.09	247,304	$189,090,868
November 1—30, 2007	605,563	$21.50	605,563	$176,072,329
December 1—31, 2007	429,860	$21.22	429,860	$166,950,875

Total	1,556,971	$21.23	1,556,971	$166,950,875

Cash Flows

        Detailed information concerning our cash flows during the years ended 2007, 2006 and 2005 follows:

  For the year ended December 31, 2007

Financing and Other Capital Activities

        During 2007, we declared and paid $83.7 million in cash dividends to holders of our common stock.

        During 2007, we declared and paid cash dividends of $28.3 million and $1.0 million to holders of the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

        During 2007, we paid a total of $41.1 million in interest under the Senior Notes.

        During 2007, we repurchased and retired 1.6 million of our Class A common shares for $33.0 million through our share repurchase program.

        During the second quarter of 2007, we redeemed the Zenith Preferred Stock for $20.0 million, its redemption value.

Acquisitions and Dispositions

        During the third quarter of 2007, we sold one of our inactive licensed subsidiaries, AEIC, for $47.7 million in cash, gross of sales costs, to a third party.

Other Liquidity and Capital Resource Activities

        During 2007, we reported net decreases in our loss and LAE reserves and reinsurance recoverables on paid and unpaid losses, primarily due to the decline of our business exposures related to run-off.

        During the first quarter of 2007, we made payments primarily in respect of the 2004-2006 performance cycle totaling $39.8 million, in cash or by deferral into certain of our non-qualified compensation plans, to participants in our long-term incentive compensation plans. These payments were made with respect to 4,400 performance shares and 160,470 performance units based on payout levels ranging from 61% to 246% of target.

  For the year ended December 31, 2006

Financing and Other Capital Activities

        During 2006, we declared and paid cash dividends of $12.0 million to White Mountains.

        During 2006, we declared and paid cash dividends of $28.3 million and $2.0 million to holders of the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

        During 2006, we paid a total of $41.1 million in interest under the Senior Notes.

        During 2006, we drew down the remaining $22.4 million on an 18-year mortgage note that we entered into in connection with our purchase of land and home office building. As of December 31, 2006, we had drawn the full $40.8 million limit on the mortgage note.

        During 2006, White Mountains settled $303.8 million of intercompany debt owed to us.

        During the fourth quarter of 2006, we fully repaid our $8.0 million loan with Dowling & Partners Connecticut Fund III, LP.

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

        During the first quarter of 2006, we made payments primarily in respect of the 2003-2005 performance cycle totaling $49.3 million, in cash or by deferral into certain of our non-qualified compensation plans, to participants in our long-term incentive compensation plans. These payments were made with respect to 12,600 performance shares and 156,105 performance units based on payout levels ranging from 86% to 200% of target.

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

        During the first quarter of 2005, White Mountains contributed $1.0 billion in intercompany notes receivable to us. These notes had been distributed by us to White Mountains in November 2004 as part of a realignment of White Mountains' business segments.

Acquisitions and Dispositions

        During 2005, we sold two of our insurance subsidiaries, NFU and TPIC, to third parties for a total of $161.7 million in cash.

        On April 29, 2005, we purchased a 284,000 square foot facility located in Canton, Massachusetts for $23.0 million.

Other Liquidity and Capital Resource Activities

        During 2005, we reported an increase in loss and LAE reserves of $841.0 million resulting from an internal study of our A&E reserves performed in 2005. We also reported a corresponding increase in reinsurance recoverables of $841.0 million. Both of these increases were non-cash items for the period, and were partially offset by claim payments (and related collections of reinsurance recoverables) related to run-off reserves.

        During the first quarter of 2005, we received a $34.7 million special dividend related to our common stock investment in Montpelier. This dividend represented $5.50 per share and was in addition to Montpelier's normal quarterly dividend of $0.36 per share.

        During the first quarter of 2005, we made payments in respect of the 2002-2004 performance cycle totaling $180.3 million, in cash or by deferral into certain of our non-qualified compensation plans, to participants in our long-term incentive compensation plans. These payments were made with respect to 287,285 performance shares based on payout levels ranging from 125% to 185% of target.

Related Party Disclosures

        See Note 18—"Related Party Disclosures" of the accompanying consolidated financial statements.

Critical Accounting Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The consolidated financial statements presented herein include all adjustments considered necessary by management to fairly present our financial position, results of operations and cash flows. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the historical consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

        Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. Our own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, is the most important information for estimating our reserves. External data, available from organizations such as statistical bureaus, consulting firms and reinsurance companies, is sometimes used to supplement or corroborate our own experience, and can be especially useful for estimating costs of new business. For some lines of business, such as "long-tail" coverages discussed below, claims data reported in the most recent accident year is often too limited to provide a meaningful basis for analysis due to the typical delay in reporting of claims. For this type of business, we use a selected loss ratio method for the initial accident year or years. This is a standard and accepted actuarial reserve estimation method in these circumstances in which the loss ratio is selected based upon information used in pricing policies for that line of business, as well as any publicly available industry data, such as industry pricing, experience and trends, for that line of business.

        Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the "claim-tail". The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for liability/casualty coverages, such as automobile liability, general liability, products liability, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, we may adjust our reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.

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

        Our actuaries use several generally accepted actuarial methods to evaluate our loss and LAE reserves, each of which has its own strengths and weaknesses. We place more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

  •
  Historical paid loss development methods:  These methods use historical loss payments over discrete periods of time to estimate future losses. Historical paid loss development methods assume that the ratio of losses paid in one period to losses paid in an earlier period will remain constant. These methods necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use case reserves to estimate ultimate losses, they can be more reliable than the other methods discussed below that look to case reserves (such as actuarial methods that use incurred losses) in situations where there are significant changes in how case reserves are established by a company's claims adjusters. However, historical paid loss development methods are more leveraged (meaning that small changes in payments have a larger impact on estimates of ultimate losses) than actuarial methods that use incurred losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

  •
  Historical incurred loss development methods:  These methods, like historical paid loss development methods, assume that the ratio of losses in one period to losses in an earlier period will remain constant in the future. However, instead of using paid losses, these methods use incurred losses (i.e., the sum of cumulative historical loss payments plus outstanding case reserves) over discrete periods of time to estimate future losses. Historical incurred loss development methods can be preferable to historical paid loss development methods because they explicitly take into account open cases and the claims adjusters' evaluations of the cost to settle all known claims. However, historical incurred loss development methods necessarily assume that case reserving practices are consistently applied over time. Therefore, when there have been significant changes in how case reserves are established, using incurred loss data to project ultimate losses can be less reliable than other methods.

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

        We perform an actuarial review of our recorded reserves each quarter. Our actuaries compare the previous quarter's estimates of paid loss and LAE, case reserves and IBNR to amounts indicated by actual experience. Differences between previous estimates and actual experience are evaluated to determine whether a given actuarial method for estimating loss and LAE should be relied upon to a greater or lesser extent than it had been in the past. While some variance is expected each quarter due to the inherent uncertainty in loss and LAE, persistent or large variances would indicate that prior assumptions and/or reliance on certain reserving methods may need to be revised going forward.

        In its selection of recorded reserves, our management historically gave greater weight to adjusted paid loss development methods, which are not dependent on the consistency of case reserving practices, over methods that rely on incurred losses. In recent years, the amount of weight given to methods based on incurred losses has increased with management's confidence that our case reserving practices have been more consistently applied.

        Upon completion of each quarterly review, our actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management's best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels in the future. Typically, these factors exist when management and our actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs and legal and regulatory developments. At December 31, 2007 and 2006, total carried reserves were 2.7% and 1.8% above the actuarial point estimate, respectively.

Construction Defect Claims Reserves

        Construction defect claims are a non-A&E exposure that has proven to have a greater degree of uncertainty when estimating loss and LAE using generally accepted actuarial methods. Our general liability and multiple peril lines of business have been significantly impacted by a large number of construction defect claims. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. Such claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. Much of the recent claims activity has been generated by plaintiffs' lawyers who approach new homeowners, and in many cases homeowner associations with large numbers of homeowners in multi-residential complexes, about defects or other flaws in their homes. Claims for construction defects began with claims relating to exposures in California. Then, as plaintiffs' lawyers organized suits in other states with high levels of multi-residential construction, construction defect claims were reported in nearby western states, such as Colorado and Nevada, and eventually throughout the country. The reporting of such claims can be quite delayed as the statute of limitations can be up to ten years. Court decisions have expanded insurers' exposure to construction defect claims as well. For example, in 1995 California courts adopted a "continuous trigger" theory in which all companies that had ever insured a property that was alleged to have been damaged must respond to the claimant, even if evidence of the alleged damage did not appear until after the insurance period had expired. As a result, construction defect claims may be reported more than ten years after a project has been completed as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties (e.g., such as contractors seeking coverage on a sub-contractor's policy). Further, in reserving for these claims, there is additional uncertainty due to the potential for further unfavorable judicial rulings and regulatory actions. The primary actuarial methods that are used to estimate loss and LAE reserves for construction defect claims are frequency and severity methods. These methods separately project the frequency of future reported claims and the average cost or severity of individual claims. The reserve is the product of the projected number of reported claims and the severity.

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

Asbestos and Environmental Reserves

        Our reserves include provisions made for claims that assert damages from asbestos and environmental, or A&E, related exposures. Asbestos claims relate primarily to injuries asserted by those who allegedly came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up cost obligations, particularly as mandated by Federal and state environmental protection agencies. In addition to the factors described above under "Non-Asbestos and Environmental Reserves" regarding the reserving process, we estimate our A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss and LAE reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.

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

        We also incurred A&E losses via our participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association, or ECRA, which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which we bear approximately a 4.7% share at both December 31, 2007 and 2006, or $59.5 million and $64.5 million at December 31, 2007 and 2006, respectively, which is fully reflected in our loss and LAE reserves.

        More recently, since the 1990s, we have experienced an influx of claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs' exposure to asbestos allegedly occurred. At December 31, 2007, 491 policyholders had asbestos-related claims against us. In 2007, 102 new insureds with such peripheral involvement presented asbestos claims under prior policies we had written.

        Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought from insurers such as us payment for asbestos claims under the premises and operations coverage of their liability policies, which may not be subject to similar aggregate limits. We expect this trend to continue. However, to date there have been fewer of these premises and operations coverage claims than product liability coverage claims. This may be due to a variety of factors, including that it may be more difficult for underlying plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant's negligence, rather than products liability under which strict legal liability applies. Premises and operations claims may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, there is a great deal of variation in damages awarded for the actual injuries. As of December 31, 2007, there were approximately 261 active claims by insureds against us without product liability coverage asserting operations or premises coverage, which may not be subject to aggregate limits under the policies.

        Immediately preceding the purchase of us by White Mountains in 2001, we purchased a reinsurance contract with NICO under which we are entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by us in 1992 and prior, environmental claims arising from business written by us in 1987 and prior, and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of our third party reinsurers in existence at the time the NICO Cover was executed, or Third Party Recoverables. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of us. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement with us. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments from 1996 through 2007, approximately 49% of A&E losses have been recovered under the historical third party reinsurance.

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

        As part of our previously described actuarial review process, we review A&E activity each quarter and compare that activity to what was assumed in the original internal study. As of December 31, 2007, we estimated that the range of reasonable outcomes around our best estimate was $1.7 billion to $2.4 billion.

        As noted above, we estimate that on an incurred basis we have ceded estimated incurred losses of approximately $2.1 billion to the NICO Cover at December 31, 2007. Since entering into the NICO Cover, $39.8 million of the $2.1 billion of utilized coverage relates to uncollected amounts from third party reinsurers through December 31, 2007. Net losses paid totaled $986.0 million as of December 31, 2007, with $139.0 million paid in 2007. Asbestos payments during 2007 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to the potential enactment of Federal asbestos legislation. To the extent that our estimate of ultimate A&E losses as well as the estimate and collectibility of Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the approximate $404.0 million that we estimate remained at December 31, 2007.

        Our reserves for A&E losses, net of Third Party Recoverables but prior to NICO recoveries, were $1.0 billion at December 31, 2007. An industry benchmark of reserve adequacy is the "survival ratio", computed as a company's reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. Our survival ratio was 14.2 at December 31, 2007. This was computed as the ratio of A&E reserves, net of Third Party Recoverables prior to the NICO Cover of $1.2 billion plus the remaining unused portion of the NICO Cover of $404.0 million, to the average A&E loss payments over the three-year period ended December 31, 2007, net of Third Party Recoverables. Our survival ratio was 16.6 at December 31, 2006. We believe that as a result of the NICO Cover and our historical third party reinsurance programs, we should not experience material financial loss from A&E exposures under current coverage interpretations and that our survival ratio compares favorably to industry survival ratios. However, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid using recent annual average payments. Many factors, such as aggressive settlement procedures, mix of business and coverage provided, have a significant effect on the amount of A&E reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

        Our reserves for A&E losses at December 31, 2007 represent management's best estimate of its ultimate liability based on information currently available. Based on this estimate, we believe the NICO Cover will be adequate to cover all of our A&E obligations. However, as case law expands, medical and clean-up costs increase and industry settlement practices change, we may be subject to A&E losses beyond currently estimated amounts. Therefore, we cannot guarantee that our A&E loss and LAE reserves, plus the remaining coverage under the NICO Cover, will be sufficient to cover additional liability arising from any such unfavorable developments. See Note 4—"Reserves for Unpaid Loss and LAE—Asbestos and environmental loss and LAE reserve activity" of the accompanying consolidated financial statements for more information regarding our A&E reserves.

Primary Insurance Operations A&E Claims Activity

        Our A&E claims activity, which is all in our Primary Insurance Operations segment, for the last two years is illustrated in the table below:

	Year ended December 31,
	2007	2006
Asbestos
Accounts with asbestos claims at the beginning of the year	542	592
Accounts reporting asbestos claims during the year	102	121
Accounts on which asbestos claims were closed during the year	(153)	(171)

Accounts with asbestos claims at the end of the year	491	542

Environmental
Accounts with environmental claims at the beginning of the year	443	495
Accounts reporting environmental claims during the year	135	130
Accounts on which environmental claims were closed during the year	(196)	(182)

Accounts with environmental claims at the end of the year	382	443

Total
Total accounts with A&E claims at the beginning of the year	985	1,087
Accounts reporting A&E claims during the year	237	251
Accounts on which A&E claims were closed during the year	(349)	(353)

Total accounts with A&E claims at the end of the year	873	985

Primary Insurance Operations Reserve Estimation by Line of Business

        The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process. We, like other insurance companies, categorize and track our insurance reserves by "line of business", such as automobile liability, multiple peril package business, and workers compensation. Furthermore, we regularly review the appropriateness of reserve levels at the line of business level, taking into consideration the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business.

        For loss and allocated loss adjustment expense reserves, excluding A&E, the key assumption as of December 31, 2007 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the following exceptions:

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

        The major causes of material uncertainty ("reserving factors") generally will vary for each product line, as well as for each separately analyzed component of the product line. The following section details reserving factors by product line. There could be other reserving factors that may impact ultimate claim costs. Each reserving factor presented will have a different impact on estimated reserves. Also, reserving factors can have offsetting or compounding effects on estimated reserves. For example, in workers compensation, the use of expensive medical procedures that result in medical cost inflation may enable workers to return to work faster, thereby lowering indemnity costs. Thus, in almost all cases, it is impossible to discretely measure the effect of a single reserving factor and construct a meaningful sensitivity expectation. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.

Workers compensation

        Workers compensation is generally considered a long tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. While certain payments such as initial medical treatment or temporary wage replacement for the injured worker are made quickly, some other payments are made over the course of several years, such as awards for permanent partial injuries. In addition, some payments can run as long as the injured worker's life, such as permanent disability benefits and ongoing medical care. Despite the possibility of long payment tails, the reporting lags are generally short, settlements are generally not complex, and most of the liability can be considered high frequency with moderate severity. The largest reserve risk generally comes from the low frequency, high severity claims providing lifetime coverage for medical expense arising from a worker's injury.

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
  Changes in claim handling philosophies (e.g., case reserving standards)

Indemnity reserving factors

  •
  Time required to recover from the injury

  •
  Degree of available transitional jobs

  •
  Degree of legal involvement

  •
  Changes in the interpretations and processes of various workers compensation bureaus' oversight of claims

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

        Multiple peril liability reserves here are generally analyzed as two components: bodily injury and property damage. Bodily injury payments reimburse the claimant for damages pertaining to physical injury as a result of the policyholder's legal obligation arising from non-intentional acts such as negligence, subject to the insurance policy provisions. In some cases the damages can include future wage loss (which is a function of future earnings power and wage inflation) and future medical treatment costs. Property damage payments result from damages to the claimant's private property arising from the policyholder's legal obligation for non-intentional acts. In most cases, property damage losses are a function of costs as of the loss date, or soon thereafter. Defense costs are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims, though for some products this risk is mitigated by policy language such that the insured portion of defense costs erodes the amount of policy limit available to pay the claim.

        Multiple peril liability is generally considered a long tail line, as it takes a relatively long period of time to finalize and settle claims from a given accident year. The speed of claim reporting and claim settlement is a function of the specific coverage provided and the jurisdiction, among other factors. There are numerous components underlying the multiple peril liability product line. Some of these have relatively moderate payment patterns (with most of the claims for a given accident year closed within 5 to 7 years), while others can have extreme lags in both reporting and payment of claims (e.g., a reporting lag of a decade for "construction defect" claims).

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

  •
  Quality of construction of damaged homes

  •
  Amount of time to return property to residential use

  •
  For the more severe catastrophic events, "demand surge" inflation, whereby the greatly increased demand for building materials such as plywood far surpasses the immediate supply, leading to short-term material increases in building material costs

Homeowners/Farmowners book of business reserving factors

  •
  Policy provisions mix (e.g., deductibles, policy limits, or endorsements)

  •
  Degree of concentration of policyholders

  •
  Changes in underwriting standards

Primary Insurance Operations Loss and LAE Development

  Loss and LAE development—2007

        In 2007, we experienced $48.3 million of favorable development on prior accident year loss reserves. The favorable development was primarily related to lower than expected frequency for professional liability in specialty lines and lower than expected severity for automobile liability in personal lines partially offset by unfavorable development for multiple peril and workers compensation primarily for accident years 2001 and prior.

        Specifically, at December 31, 2006, management continued to expect losses to emerge in the professional liability business, included in our general liability line of business, in line with initial expectations based on market analysis when this business was initiated in 2002 and 2003. During 2007, emerged losses continued to be significantly lower than those initial expectations. As a result, management lowered its selected reserves on the earliest years of this business which had some effect on the more recent years as total loss expectations for those years are partially based on results from earlier years.

        Management had implicitly assumed at December 31, 2006 that the IBNR and known case development related to personal automobile liability would be approximately 49% of actual case reserves for the 2002 and subsequent accident years. During 2007, case incurred loss and allocated loss and LAE, or ALAE was only 28% of the future expected development which was smaller than expected for this relatively short tail line of business. As a result, management decreased IBNR reserves for these lines so that as of December 31, 2007 the IBNR was approximately 49% relative to the remaining case reserves. Prior to decreasing the IBNR reserves, the IBNR as of December 31, 2007 was approximately 74% of remaining case reserves.

        Management had implicitly assumed at December 31, 2006 that the IBNR and known case development related to workers compensation and multiple peril liability would be approximately 15% of actual case reserves for the 2001 and prior accident years. During 2007, case incurred loss and ALAE was 47% of the entire future expected development which was unusually large for these long tail lines of business. As a result, management increased IBNR reserves for these lines so that as of December 31, 2007 the IBNR was approximately 28% relative to the remaining case reserves.

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

Primary Insurance Operations Case and IBNR Reserves by Line of Business

        Loss and LAE reserves, net of reinsurance recoverables on unpaid losses, by line of business at December 31, 2007 and 2006 for our Primary Insurance Operations were as follows:

	December 31, 2007			December 31, 2006
	Case	IBNR	Total	Case	IBNR	Total
	($ in millions)
Workers compensation(1)	$81.3	$95.8	$177.1	$82.0	$136.3	$218.3
Personal automobile liability	305.2	139.3	444.5	378.6	187.5	566.1
Multiple peril(1)(2)	247.0	206.1	453.1	237.9	193.0	430.9
Commercial automobile liability	99.7	61.8	161.5	110.2	66.2	176.4
General liability(2)(3)	80.2	305.3	385.5	77.0	281.1	358.1
Homeowners/Farmowners	71.5	22.8	94.3	72.7	33.4	106.1
Other(1)(4)	95.9	56.3	152.2	105.2	67.4	172.6

Total	$980.8	$887.4	$1,868.2	$1,063.6	$964.9	$2,028.5

(1)
Includes loss and LAE reserves related to A&E.

(2)
Includes loss and LAE reserves related to construction defect claims.

(3)
Includes loss and LAE reserves related to professional liability.

(4)
Includes loss and LAE reserves related to marine liability.

  Primary Insurance Operations Range of Reserves by Line of Business

        Our range of reserve estimates at December 31, 2007 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against our historical claims experience data. The following table shows the recorded reserves and the high and low ends of our range of reasonable loss and LAE reserve estimates at December 31, 2007. The high and low ends of our range of reserve estimates in the table below are based on the results of various actuarial methods described above.

	December 31, 2007
	Low	Recorded	High
	($ in millions)
Workers compensation	$142.4	$177.1	$225.2
Personal automobile liability	406.2	444.5	481.0
Multiple peril	407.7	453.1	503.7
Commercial automobile liability	151.5	161.5	172.8
General liability	286.6	385.5	424.0
Homeowners/Farmowners	83.0	94.3	95.5
Other	140.8	152.2	154.9

Total	$1,618.2	$1,868.2	$2,057.1

        The recorded reserves represent management's best estimate of unpaid loss and LAE by line of business. We use the results of several different actuarial methods to develop our estimate of ultimate reserves. While we have not determined the statistical probability of actual ultimate paid losses falling within the range, management believes that it is reasonably likely that actual ultimate paid losses will fall within the ranges noted above because the ranges were developed by using several different generally accepted actuarial methods.

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

December 31, 2007 and 2006, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%.

	December 31,
	2007	2006
	(expressed as a percentage of the range)
Workers compensation	42%	29%
Personal automobile liability	51	81
Multiple peril	47	24
Commercial automobile liability	47	33
General liability	72	75
Homeowners/Farmowners	91	93
Other	82	91

Total	57%	50%

        During 2007, management saw increasing consistency in the actuarial methods which were used to develop the range of reserves for certain long tailed lines of business. As a result, management selected point estimates higher in the range and closer to the middle of the range for workers compensation, commercial auto liability and multiple peril. Additionally in 2007, management continued to see favorable trends in some of our newer and/or growing segments relative to initial expectations. For personal automobile this resulted in selecting a reserve lower in the range and closer to the middle of the range. For homeowners and "other" (principally shorter tailed lines of business such as ocean and inland marine insurance) recorded reserves remain at the high end of their respective ranges, as management's selections reflect a conservative approach to recognition of recent favorable incurred loss development patterns. In general management continues to select somewhat higher in the range for newer and/or growing segments and as those reserves become an increasing proportion of our total reserves, our overall selected reserves have moved up in the range.

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

  •
  Workers compensation:  Recorded reserves for workers compensation were $177.1 million at December 31, 2007. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by $50 million at December 31, 2007, in either direction.

  •
  Personal automobile liability:  Recorded reserves for personal automobile liability were $444.3 million across all lines at December 31, 2007. Personal automobile liability reserves are shorter-tailed than other lines of business (such as workers compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimate could be material to our results of operations in any given period. A key assumption for personal automobile liability is the implicit loss cost trend, particularly the severity trend component of loss costs. A 2.0 point change in assumed annual severity for the two most recent accident years would have changed the estimated net reserve by $13.2 million at December 31, 2007, in either direction. Assumed annual severity for accident years prior to the two most recent accident years is likely to have minimal variability.

  •
  Multiple peril liability and general liability:  Recorded reserves for multiple peril and general liability combined were $838.5 million at December 31, 2007. Reported loss development patterns are a key assumption for these lines of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If the severity trend for construction defect claims changed by 3.0 points this would have changed the estimated net reserve by $5.5 million at December 31, 2007, in either direction. Separately, if case reserve adequacy for non construction defect claims changed by 10.0 points this would have changed the estimated net reserve by $24.2 million at December 31, 2007, in either direction.

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

        In connection with the OneBeacon Acquisition, Aviva caused us to purchase reinsurance contracts with two reinsurance companies rated "AAA" ("Extremely Strong", the highest of twenty-one ratings) by Standard & Poor's and "A++" ("Superior", the highest of fifteen ratings) by A.M. Best. One is a reinsurance cover with NICO which entitles us to recover up to $2.5 billion in ultimate loss and LAE incurred related to A&E claims arising from business written by our predecessor prior to 1992 and 1987, respectively and certain other latent exposures. As of December 31, 2007, we have ceded estimated incurred losses of approximately $2.1 billion to NICO under the NICO Cover. The other contract is a reinsurance cover with General Reinsurance Corporation, or GRC, for up to $570 million of additional losses on all claims arising from accident years 2000 and prior, which we refer to as the GRC Cover. As of December 31, 2007, we have ceded estimated incurred losses of $550.0 million to GRC under the GRC Cover. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Topic No. D-54, or EITF Topic D-54. NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway.

        The collectibility of reinsurance recoverables is subject to the solvency and willingness to pay of the reinsurer. We are selective in choosing our reinsurers, placing reinsurance principally with those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of our reinsurers on an ongoing basis. See Note 5—"Reinsurance" of the accompanying consolidated financial statements for additional information on our reinsurance programs.

  3. Purchase Accounting

        When we acquire another company, our management must estimate the fair values of the assets and liabilities acquired, as prescribed by SFAS No. 141, "Business Combinations." Certain assets and liabilities require little judgment to estimate their fair values, particularly those that are quoted on a market exchange, such as publicly-traded investment securities. Other assets and liabilities, however, require a substantial amount of judgment to estimate their fair values. The most significant of these is the estimation required to fair value loss and LAE reserves. We estimate the fair value of loss and LAE reserves obtained in an acquisition following the principles contained within Financial Accounting Standards Board (FASB) Statement of Financial Accounting Concepts No. 7: "Using Cash Flow Information and Present Value in Accounting Measurements", or CON 7. Under CON 7, the fair value of a particular asset or liability essentially contains five elements: (1) an estimate of the future cash flows; (2) expectations about possible variations in the amount or timing of those cash flows; (3) the time value of money, represented by the risk-free rate of interest; (4) the price for bearing the uncertainty inherent in the asset or liability; and (5) other, sometimes unidentifiable, factors including illiquidity and market imperfections.

        Our actuaries estimate the fair value of loss and LAE reserves obtained in an acquisition by taking the acquired company's recorded reserves and discounting them based on expected reserve payout patterns using the current risk-free rate of interest. Then, our actuaries develop additional cash flow scenarios that use different payout and ultimate reserve assumptions deemed to be reasonably possible based upon the inherent uncertainties present in determining the amount and timing of payment of such reserves. In each scenario, the risk-free rate of interest is used to discount future cash flows. These scenarios are put in a statistical model that assigns a probability to each cash flow scenario. Our actuaries then choose the scenario that best represents the price for bearing the uncertainty inherent within the acquired company's recorded reserves. The "price" for bearing the uncertainty inherent within the acquired company's reserves is measured as the difference between the selected cash flow scenario and the expected cash flow scenario. The scenario selected has typically been between 1.5 and 2 standard deviations from the expected cash flow outcome. The fair value of the acquired company's loss and LAE reserves is determined to be the sum of the expected cash flow scenario (i.e., the acquired company's discounted loss and LAE reserves) and the uncertainty "price."

        The difference between an acquired company's loss and LAE reserves and our best estimate of the fair value of such reserves at the acquisition date is amortized ratably over the payout period of the acquired loss and LAE reserves. Historically, the fair value of an acquired company's loss and LAE reserves has been less than its nominal reserves at acquisition. Accordingly, the amortization has been and will continue to be recorded as an expense on our income statement until fully amortized.

        In connection with purchase accounting for the OneBeacon Acquisition, OneBeacon was required to adjust to fair value OneBeacon's loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. The outstanding pre-tax unaccreted adjustment as of December 31, 2007 was $17.4 million.

FORWARD-LOOKING STATEMENTS

        The information contained in this report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report that address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements. The words "will," "believe," "intend," "expect," "anticipate," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to our:

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

  •
  the risks discussed beginning on page 27 of this Form 10-K;

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our consolidated balance sheet includes a substantial amount of assets and liabilities whose fair values are subject to market risk. The term market risk refers to the risk of loss arising from adverse changes in interest rates and other relevant market rates and prices. Due to our sizable balances of interest rate sensitive instruments, market risk can have a significant effect on OneBeacon's consolidated financial position.

  Interest Rate Risk

        Fixed Maturity and Convertible Bond Portfolios.    In connection with our consolidated insurance subsidiaries, we invest in interest rate sensitive securities, primarily debt securities. Our strategy is to purchase fixed maturity investments and convertible bonds that are attractively priced in relation to perceived credit risks. Our fixed maturity investments are held as available for sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," or SFAS 115, whereby these investments are carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax in a separate component of common shareholders' equity. Our convertible bonds are held as available for sale and are carried at fair value with changes in fair value recorded through income as realized investment gains or losses in accordance with SFAS No. 155, "Accounting for Certain Hybrid Instruments," or SFAS 155. We generally manage our interest rate risk associated with our portfolio of fixed maturity investments and convertible bonds by monitoring the average duration of the portfolio, which allows us to achieve an adequate yield without subjecting the portfolio to an unreasonable level of interest rate risk. Our fixed maturity and convertible bond portfolios are comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations and mortgage-backed securities (e.g., those receiving an investment grade rating from Standard & Poor's or Moody's).

        Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity and convertible bond investments, respectively. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

        The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our fixed maturity and convertible bond investments and pension fixed maturity investments:

	Fair value at December 31, 2007	Assumed change in relevant interest rate	Estimated fair value after change in interest rate	After-tax increase (decrease) in carrying value
	($ in millions)
Fixed maturity and convertible bond investments	$3,662.7	100 bp decrease	$3,746.9	$54.8
		50 bp decrease	3,705.1	27.7
		50 bp increase	3,619.6	(27.9)
		100 bp increase	3,576.1	(56.2)
Pension fixed maturity investments	$40.9	100 bp decrease	$42.3	$0.9
		50 bp decrease	41.6	0.5
		50 bp increase	40.2	(0.5)
		100 bp increase	39.5	(0.9)

        Long-term obligations.    As of December 31, 2007, our interest and dividend bearing long-term obligations consisted primarily of the Senior Notes and the Berkshire Preferred Stock, which have fixed interest and dividend rates. As a result, our exposure to interest rate risk resulting from variable interest rate obligations is insignificant.

        The Senior Notes were issued in 2003 and mature on May 15, 2013. At December 31, 2007, the fair value of the Senior Notes was $703.2 million, which compared to a carrying value of $698.9 million. The Berkshire Preferred Stock and Zenith Preferred Stock obligations were issued in 2001 and mature on May 31, 2008 and May 31, 2011, respectively. At the Company's option, the Zenith Preferred Stock was redeemed on June 30, 2007 for $20.0 million, its redemption value. At December 31, 2007, the fair value of the Berkshire Preferred Stock obligation was $307.0 million which compared to a carrying value of $278.4 million.

        The fair values of these obligations were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices.

        Mortgage Note on Real Estate Owned.    In connection with our purchase of land and an office building in 2005 that became our U.S. headquarters in the fourth quarter of 2006, we entered into a $40.8 million, 18-year mortgage note which has a variable interest rate based upon the lender's 30 day LIBOR rate. As of December 31, 2007, we had fully drawn on the mortgage note. Repayment will commence in January 2009.

        Equity Price Risk.    The carrying values of our common equity securities and our other investments are based on quoted market prices or management's estimates of fair value (which is based, in part, on quoted market prices) as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

        Foreign Currency Exchange Rates.    Our investments denominated in foreign currencies are valued using period-end exchange rates and our net investment income on foreign-denominated securities are valued using average exchange rates. Foreign currency exchange rate risk is the risk that we will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates.

        At December 31, 2007, we held $241.4 million in bonds denominated in foreign currencies, mostly in British pounds and Australian dollars. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the British pound and Australian dollar to the U.S. dollar as of December 31, 2007, the carrying value of our foreign currency-denominated bond portfolio would have respectively decreased or increased by $24.1 million.

        Cash Flow Hedge.    Concurrent with entering into the mortgage note in 2005, we also entered into an interest rate swap to hedge our exposure to the variability in the interest rate on the mortgage note. The notional amount of the swap is equal to the debt outstanding on the mortgage note and will be adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap are equal at all times. Under the terms of the swap, we pay a fixed interest rate of approximately 6% and receive a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap is reported in interest expense. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", or SFAS 133, we have accounted for the swap as a cash flow hedge and have recorded the interest rate swap at fair value on the balance sheet in other assets. Changes in the fair value of the interest rate swap, which was a $1.1 million loss, after-tax, for the year ended December 31, 2007, is reported as a component of other comprehensive income. We monitor continued effectiveness of the hedge by monitoring the changes in the terms of the instruments as described above as compared to the actual changes in principal and notional amount in the mortgage note and interest rate swap, respectively.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required financial disclosure.

        As of December 31, 2007, we are an accelerated filer and therefore subject to an internal controls evaluation. The CEO and the CFO of OneBeacon (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-1 5(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on this evaluation, the CEO and CFO have concluded that as of December 31, 2007, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

        The CEO and the CFO have evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007. Based on that evaluation, the CEO and CFO have concluded that our internal control over financial reporting is effective. Management's annual report on internal control over financial reporting is included on page F-48 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-49 of this report.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

  a.    Directors

        Reported under the caption "The Board of Directors" in the Company's 2008 Definitive Proxy Statement and incorporated herein by reference.

  b.    Executive Officers

        Reported in Part I pursuant to General Instruction G to Form 10-K.

  c.    Audit Committee Financial Expert

        Reported under the caption "Corporate Governance—Committees of the Board—Audit Committee" of the Company's 2008 Definitive Proxy Statement and incorporated herein by reference.

  d.    Compliance with Section 16(a) of the Exchange Act

        Reported under the caption "Compliance with Section 16(a) of the Exchange Act" of the Company's 2008 Definitive Proxy Statement, and incorporated herein by reference.

  e.    Code of Ethics

        The Company's Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is posted on the Company's website at www.onebeacon.com.

  f.    Nominating Committee

        There have been no material changes to the procedure by which shareholders may recommend nominees to the Company's Board of Directors. The procedures for shareholders to nominate directors may be found in the Company's 2008 Definitive Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        Reported under the captions "Compensation of Executive Officers", "Report of the Compensation Committee on Executive Compensation" and "Member Performance Graph" of the Company's 2008 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Reported under the captions "Voting Securities and Principal Holders Thereof" and "Equity Compensation Plan Information" of the Company's 2008 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Reported under the caption "Certain Relationships, Related Transactions and Director Independence" of the Company's 2008 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Reported under the caption "Independent Registered Public Accountant Fees and Services" of the Company's 2008 Definitive Proxy Statement, and incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  a.     Documents Filed as Part of the Report

        The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page F-1 of this report. A listing of exhibits filed as part of the report appears on pages 103 through 104 of this report.

  b.     Exhibits

Exhibit No.	Description
1.1**	Form of Underwriting Agreement.
2.1**	Form of Separation Agreement between White Mountains Insurance Group, Ltd. and OneBeacon Insurance Group, Ltd.
3.1**	Memorandum of Association of OneBeacon Insurance Group, Ltd.
3.1.1**	Certificate of Deposit of Memorandum of Increase of Share Capital dated October 31, 2006.
3.2**	Bye-laws of OneBeacon Insurance Group, Ltd.
4.1**	Specimen Class A common share certificate.
4.3**	Form of Registration Rights Agreement between OneBeacon Insurance Group, Ltd. and White Mountains Insurance Group, Ltd.
10.1**	Form of Separation Agreement between White Mountains Insurance Group, Ltd. and OneBeacon Insurance Group, Ltd. (filed as Exhibit 2.1).
10.2.1**	Form of Existing Investment Management Agreement with White Mountains Advisors LLC (formerly known as OneBeacon Asset Management, Inc.).
10.2.2**	Form of Side-by-Side Investment Management Agreement between White Mountains Advisors LLC and OneBeacon Insurance Group, Ltd.
10.2.3**	Investment Management Agreement with White Mountains Advisors LLC, dated as of November 14, 2006.
10.2.4*	Form of Investment Management Agreement with White Mountains Advisors LLC.
10.3.1**	Form of Investment Management Agreement with Prospector Partners, LLC.
10.3.2*	Form of Amendment Number One to Form of Investment Management Agreement with Prospector Partners, LLC.
10.4.1**	OneBeacon Performance Unit Plan (as amended).
10.4.2**	OneBeacon Phantom White Mountains Share Plan.
10.4.3**	OneBeacon 2007 Long-Term Incentive Plan incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement for the Annual General Meeting of Members filed with the Securities and Exchange Commission on April 15, 2007.
10.4.4**	White Mountains Long-Term Incentive Plan.
10.4.5*	OneBeacon's 2007 Management Incentive Plan.
10.4.6**	OneBeacon Deferred Compensation Plan.
10.4.7**	OneBeacon Insurance Group, Ltd. Non-Qualified Stock Option Agreement.
10.4.8*	Form of OneBeacon Performance Unit Award Agreement.
10.4.9*	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2007-2008 Performance Share Grant.
10.4.10*	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2007-2009 Performance Share Grant.
10.5.1**	Senior Indenture dated as of May 19, 2003, among Fund American Companies, Inc., White Mountains Insurance Group, Ltd. and Bank One, National Association, as Trustee.

10.5.2**	First Supplemental Indenture dated as of May 19, 2003, among Fund American Companies, Inc., White Mountains Insurance Group, Ltd. and Bank One, National Association, as Trustee.
10.6.1.1**	Adverse Development Agreement of Reinsurance No. 8888 between Potomac Insurance Company ("PIC") and General Re Corporation dated April 13, 2001.
10.6.1.2**	Adverse Development Agreement of Reinsurance between CGU Insurance Company (and certain of its affiliates) and PIC dated April 13, 2001.
10.6.2.1**	Aggregate Loss Portfolio Reinsurance Agreement between PIC and NICO dated March 15, 2001.
10.6.2.2**	Aggregate Loss Portfolio Reinsurance Agreement between CGU Insurance Company and PIC dated March 15, 2001.
10.7.1**	Trust Agreement between Fund American Companies, Inc. and White Mountains Capital, Inc. dated as of November 14, 2006.
10.7.2**	Trust Agreement between Fund American Enterprises Holdings, Inc. and White Mountains Capital, Inc. dated as of November 14, 2006.
10.8**	Credit Agreement dated as of November 14, 2006 among Fund American Companies, Inc., OneBeacon Insurance Group Ltd., the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and the Issuing Lender.
10.9**	Guaranty Services Agreement between OneBeacon Insurance Company and Galileo Weather Risk Management Ltd.
10.10**	Construction Loan Agreement between OneBeacon Insurance Company and Citizens Bank of Massachusetts dated December 16, 2005.
10.11**	Amended and Restated Certificate of Designation of Series A Preferred Stock of Fund American Companies, Inc.
12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries of OneBeacon Insurance Group, Ltd.
23.1*	Consent of PricewaterhouseCoopers LLP.
24.1*	Power of Attorney (included on signature page to the Registration Statement).
31.1*	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

OneBeacon Insurance Group, Ltd.
	By:	/s/ T. MICHAEL MILLER T. Michael Miller President and Chief Executive Officer
Date: February 28, 2008

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

        IN WITNESS WHEREOF, the undersigned has duly executed these presents this 28th day of February, 2008.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ T. MICHAEL MILLER T. Michael Miller	President and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2008
/s/ PAUL H. MCDONOUGH Paul H. McDonough	Chief Financial Officer (Prinicipal Financial Officer)	February 28, 2008
/s/ ANN MARIE ANDREWS Ann Marie Andrews	Chief Accounting Officer (Prinicipal Accounting Officer)	February 28, 2008
* Lowndes A. Smith	Director	February 28, 2008
* Raymond Barrette	Director	February 28, 2008
* Reid T. Campbell	Director	February 28, 2008
* Morgan W. Davis	Director	February 28, 2008
* David T. Foy	Director	February 28, 2008
* Lois W. Grady	Director	February 28, 2008
* Richard P. Howard	Director	February 28, 2008
* Robert R. Lusardi	Director	February 28, 2008
* Ira H. Malis	Director	February 28, 2008
* Kent D. Urness	Director	February 28, 2008
*By:	/s/ PAUL H. MCDONOUGH Paul H. McDonough	Attorney-in-fact	February 28, 2008

ONEBEACON INSURANCE GROUP, LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-K Pages
Audited Consolidated Financial Statements
Consolidated Balance Sheets:
As of December 31, 2007 and 2006	F-2
Consolidated Statements of Income and Comprehensive Income:
For the years ended December 31, 2007, 2006 and 2005	F-3
Consolidated Statements of Common Shareholders' Equity:
For the years ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Cash Flows:
For the years ended December 31, 2007, 2006 and 2005	F-5
Notes to Consolidated Financial Statements	F-6
Other Financial Information:
Management's Annual Report on Internal Control Over Financial Reporting	F-63
Report of Independent Registered Public Accounting Firm	F-64
Selected Quarterly Financial Data (Unaudited)	F-65
Financial Statement Schedules:
I.	Summary of investments—other than investments in related parties	S-1
II.	Condensed financial information of the Registrant	S-2
III.	Supplementary insurance information	S-3
IV.	Reinsurance	S-4
V.	Valuation and qualifying accounts	S-5
VI.	Supplemental information for property and casualty insurance underwriters	S-6

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	($ in millions, except share and per share amounts)
Assets
Available-for-sale investments:
Fixed maturity investments, at fair value (amortized cost $2,914.4 and $3,121.8)	$2,966.6	$3,160.0
Common equity securities, at fair value (cost $685.3 and $568.9)	832.1	737.1
Convertible bonds, at fair value (amortized cost $380.7 and $356.0)	389.2	379.7
Short-term investments, at amortized cost (which approximates fair value)	327.4	319.0
Held-to-maturity investments (assets held in trust):
Fixed maturity investments, at amortized cost (estimated fair value $306.9 and $304.0)	305.5	305.0
Short-term investments, at amortized cost (which approximates fair value)	0.1	33.8
Other investments (cost $292.7 and $229.5)	348.6	278.1

Total investments	5,169.5	5,212.7
Cash	49.4	41.5
Reinsurance recoverable on unpaid losses	958.9	1,032.6
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,670.6	1,810.0
Reinsurance recoverable on paid losses	21.9	32.4
Premiums receivable	529.2	517.1
Securities lending collateral	438.9	528.8
Deferred acquisition costs	200.0	183.8
Net deferred tax asset	23.5	61.2
Investment income accrued	33.7	34.8
Ceded unearned premiums	68.1	38.2
Accounts receivable on unsettled investment sales	76.1	6.7
Other assets	301.7	369.6

Total assets	$9,541.5	$9,869.4

Liabilities
Loss and LAE reserves	$4,480.3	$4,837.7
Unearned premiums	1,005.9	985.2
Debt	757.7	759.5
Securities lending payable	438.9	528.8
Preferred stock subject to mandatory redemption:
Held by Berkshire Hathaway Inc. (redemption value $300.0)	278.4	242.3
Held by others (redemption value $— and $20.0)	—	20.0
Ceded reinsurance payable	102.8	71.9
Accounts payable on unsettled investment purchases	8.5	11.5
Other liabilities	562.5	635.3

Total liabilities	7,635.0	8,092.2
Common shareholders' equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 98,465,204 and 100,013,292 shares)	1,084.4	1,115.9
Retained earnings	641.0	474.4
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	168.1	173.1
Net unrealized foreign currency translation gains	12.2	11.8
Other comprehensive income items	0.8	2.0

Total common shareholders' equity	1,906.5	1,777.2

Total liabilities and common shareholders' equity	$9,541.5	$9,869.4

See Notes to Consolidated Financial Statements including Note 19—"Commitments and Contingencies."

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,
	2007	2006	2005
	($ in millions, except per share amounts)
Revenues
Earned premiums	$1,873.6	$2,075.9	$2,012.7
Net investment income	208.5	191.8	236.8
Net realized investment gains	173.7	163.6	123.2
Net other revenues	17.2	38.8	24.1

Total revenues	2,273.0	2,470.1	2,396.8

Expenses
Loss and LAE	1,089.8	1,283.6	1,390.4
Policy acquisition expenses	318.9	379.9	349.3
Other underwriting expenses	329.4	360.1	263.4
General and administrative expenses	9.8	15.3	8.4
Accretion of fair value adjustment to loss and LAE reserves	16.0	23.0	26.0
Interest expense on debt	45.2	45.5	44.1
Interest expense—dividends on preferred stock subject to mandatory redemption	29.3	30.3	30.3
Interest expense—accretion on preferred stock subject to mandatory redemption	36.1	28.3	22.1

Total expenses	1,874.5	2,166.0	2,134.0

Pre-tax income	398.5	304.1	262.8
Income tax provision	(147.9)	(68.9)	(82.1)

Net income from continuing operations before equity in earnings of unconsolidated affiliate	250.6	235.2	180.7
Equity in earnings of unconsolidated affiliate	—	10.3	5.6

Net income from continuing operations	250.6	245.5	186.3
Net income from discontinued operations	—	1.2	25.2
Gain from sale of discontinued operations, net of tax	—	—	21.1

Net income	250.6	246.7	232.6

Change in net unrealized gains and losses for investments held	112.3	100.4	(57.5)
Recognition of net unrealized gains and losses for investments sold	(117.3)	(84.9)	(60.4)
Change in foreign currency translation	0.4	13.2	(25.2)
Change in other comprehensive income items	(1.2)	0.3	(1.7)

Comprehensive net income	$244.8	$275.7	$87.8

Basic and diluted earnings per share
Basic:
Net income from continuing operations	$2.51	$2.46	$1.86
Net income from discontinued operations	—	0.01	0.25
Gain from sale of discontinued operations, net of tax	—	—	0.21
Net income available to common shareholders	$2.51	$2.47	$2.33
Diluted:
Net income from continuing operations	$2.51	$2.46	$1.86
Net income from discontinued operations	—	0.01	0.25
Gain from sale of discontinued operations, net of tax	—	—	0.21
Net income available to common shareholders	$2.51	$2.47	$2.33
Dividends declared and paid per common share	$0.84	$—	$—

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common shareholders' equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after-tax
	($ in millions)
Balances at January 1, 2005	$417.5	$115.0	$—	$302.5
Net income	232.6	—	232.6	—
Capital contributions received from White Mountains Insurance Group, Ltd.	1,054.8	1,054.8	—	—
Other comprehensive loss, after-tax	(144.9)	—	—	(144.9)

Balances at December 31, 2005	1,560.0	1,169.8	232.6	157.6
Adjustment to adopt SFAS No. 155, after-tax	—	—	7.1	(7.1)
Net income	246.7	—	246.7	—
Dividends to White Mountains Insurance Group, Ltd.	(12.0)	—	(12.0)	—
Capital (distributions) contributions (to) from White Mountains Insurance Group, Ltd.	(52.7)	(54.4)	—	1.7
Issuance of common shares	0.3	0.3	—	—
Accrued option expense	0.2	0.2	—	—
Adjustment to adopt SFAS No. 158, after-tax	5.7	—	—	5.7
Other comprehensive income, after-tax	29.0	—	—	29.0

Balances at December 31, 2006	1,777.2	1,115.9	474.4	186.9
Adjustment to adopt FIN 48	(0.3)	—	(0.3)	—
Net income	250.6	—	250.6	—
Accrued option expense	1.2	1.2	—	—
Issuance of common shares	0.3	0.3	—	—
Repurchases and retirements of Class A common shares	(33.0)	(33.0)	—	—
Dividends	(83.7)	—	(83.7)	—
Other comprehensive loss, after-tax	(5.8)	—	—	(5.8)

Balances at December 31, 2007	$1,906.5	$1,084.4	$641.0	$181.1

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
	($ in millions)
Cash flows from operations:
Net income	$250.6	$246.7	$232.6
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Income from discontinued operations	—	(1.2)	(25.2)
Gain from sale of discontinued operations	—	—	(21.1)
Net realized investment gains	(173.7)	(163.6)	(123.2)
Net realized gains from sale of common stock of subsidiary	(11.3)	—	—
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	29.3	30.3	30.3
Other operating items:
Net change in loss and LAE reserves	(357.4)	(516.6)	443.8
Net change in unearned premiums	20.7	(57.6)	41.4
Net change in ceded reinsurance payable	30.9	(5.2)	(0.6)
Net change in premiums receivable	(12.1)	88.0	(81.4)
Net change in reinsurance recoverable on paid and unpaid losses	223.6	270.2	(710.9)
Net change in other assets and liabilities	17.4	168.0	(215.4)

Net cash provided from (used for) operating activities of continuing operations	18.0	59.0	(429.7)
Net cash (used for) provided from operating activities of discontinued operations	—	(22.0)	84.9

Net cash provided from (used for) operations	18.0	37.0	(344.8)

Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments available-for-sale	(22.9)	(117.3)	159.8
Maturities (purchases) of short-term held-to-maturity investments	33.8	(33.8)	—
Sales of fixed maturity investments	1,948.5	1,679.2	2,965.5
Maturities of fixed maturity investments	137.9	480.2	48.5
Sales of common equity securities	328.0	433.5	389.4
Sales of convertible bonds	241.3	154.1	9.4
Sales of other investments	50.5	17.8	16.9
Purchases of fixed maturity investments available-for-sale	(1,836.9)	(1,796.6)	(2,778.2)
Purchases of fixed maturity investments held-to-maturity	—	(303.3)	—
Purchases of common equity securities	(335.9)	(413.4)	(291.4)
Purchases of convertible bonds	(270.1)	(338.9)	(126.6)
Purchases of other investments	(78.9)	(72.0)	(115.5)
Sale of common stock of subsidiary, net of sales costs	47.2	—	—
Sales of consolidated and unconsolidated affiliate, net of cash sold	—	11.1	23.4
Sale of renewal rights	—	32.0	—
Sale of discontinued operations	—	95.7	138.2
Net change in unsettled investment purchases and sales	(72.4)	5.8	(0.4)
Net acquisitions of property and equipment	(12.2)	(8.0)	(31.9)

Net cash provided from (used for) investing activities of continuing operations	157.9	(173.9)	407.1
Net cash provided from (used for) investing activities of discontinued operations	—	19.8	(12.5)

Net cash provided from (used for) investing activities	157.9	(154.1)	394.6

Cash flows from financing activities:
Issuance of debt	—	22.4	18.4
Repayment of debt	(2.0)	(8.0)	—
Repayment of loan by affiliate	—	303.8	—
Loans to affiliates	—	(102.6)	(34.0)
Repurchases and retirements of Class A common shares	(33.0)	—	—
Distributions and dividends to White Mountains Insurance Group, Ltd.	—	(70.8)	—
Cash dividends paid to common shareholders.	(83.7)	—	—
Redemption of mandatorily redeemable preferred stock of subsidiary.	(20.0)	—	—
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	(29.3)	(30.3)	(30.3)
Contributions of capital from White Mountains Insurance Group, Ltd.	—	—	0.1

Net cash (used for) provided from financing activities of continuing operations	(168.0)	114.5	(45.8)

Net increase (decrease) in cash during year	7.9	(2.6)	4.0
Cash balance at beginning of year	41.5	44.1	40.1

Cash balance at end of year	$49.4	$41.5	$44.1

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

        The accompanying consolidated financial statements include the accounts of OneBeacon Insurance Group, Ltd. (the "Company" or the "Registrant") and its subsidiaries (collectively, "OneBeacon") and have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The OneBeacon operating companies are U.S.-based property and casualty insurance writers, substantially all of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, commercial and personal products and services sold primarily through select independent agencies and brokers.

        OneBeacon was acquired by White Mountains Group, Ltd. ("White Mountains") from Aviva plc ("Aviva", formerly CGNU) in 2001 (the "OneBeacon Acquisition"). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company's common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2007, White Mountains owned 72.9% of the Company's common shares. Within this report, the term "OneBeacon" is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a Bermuda exempted limited company with its headquarters located at the Bank of Butterfield Building, 42 Reid Street, 6th Floor, Hamilton HM 12, Bermuda. The Company's U.S. headquarters are located at 1 Beacon Lane, Canton, Massachusetts 02021, its principal executive office is located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. OneBeacon's reportable segments are Primary Insurance Operations, Affiliate Quota Shares and Other Operations, as defined below.

        OneBeacon's Primary Insurance Operations segment includes the results of substantially all of its insurance operations, with the exception of certain quota share arrangements with affiliates of White Mountains as described below.

        During 2004 and 2005, OneBeacon entered into two quota share reinsurance arrangements with other subsidiaries of White Mountains. Under the Sirius International Insurance Corporation ("Sirius") Quota Share (the "Sirius Quota Share"), OneBeacon ceded between 6% and 12% of business written, effective April 1, 2004, to Sirius. Under the Esurance Insurance Company ("Esurance") Quota Share (the "Esurance Quota Share"), effective January 1, 2005, OneBeacon assumed approximately 85% of business written by Esurance, which included business written by its wholly-owned subsidiary, Esurance Property and Casualty Insurance Company. These quota share agreements were commuted during the fourth quarter of 2006 in connection with the Company's initial public offering.

        OneBeacon's Other Operations segment consists of the Company and its intermediate holding companies.

        All significant intercompany transactions have been eliminated in consolidation. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior period financial statements have been reclassified to conform with the current presentation.

        As discussed in further detail in Note 2, in 2006, OneBeacon sold certain consolidated subsidiaries to White Mountains. As part of a reorganization immediately preceding the initial public offering, OneBeacon sold certain other consolidated subsidiaries to White Mountains on August 3, 2006 at GAAP book value. In addition, OneBeacon sold National Farmers Union Property and Casualty Company ("NFU"), its wholly-owned subsidiary, in September 2005. The sold subsidiaries, including those that were sold in August 2006, and NFU have been classified as discontinued operations. Accordingly, the results of operations for the sold subsidiaries and NFU are presented net of tax, as income from discontinued operations in the consolidated statements of income and comprehensive income. NFU's results of operations are included in discontinued operations through the date of its sale. The gain on sale of NFU is included in gain from sale of discontinued operations, net of tax, in 2005. Cash flows associated with the operating and investing activities of discontinued operations are aggregated and presented under separate captions in the consolidated statements of cash flows. There were no cash flows associated with financing activities for the discontinued operations.

Basis of presentation

Investment Securities

        The majority of OneBeacon's fixed maturity investments are classified as available-for-sale and are reported at fair value as of the balance sheet date as determined by quoted market prices. The basis of presentation for OneBeacon's portfolio of fixed maturity investments that is not classified as available-for-sale is described below. OneBeacon's portfolio of common equity securities is classified as available-for-sale and is reported at fair value as of the balance sheet date. For the majority of common equity securities, fair value is determined by quoted market prices. Net unrealized investment gains and losses on available-for-sale securities are reported net, after-tax, as a separate component of common shareholders' equity. Changes in net unrealized investment gains and losses, after-tax, are reported as a component of other comprehensive income. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the financial health of and specific prospects for the issuer and the ability and intent to hold the investment to recovery. Investment losses that are determined to be other-than-temporary are recognized in earnings. Realized gains and losses resulting from sales of investment securities are accounted for using the weighted average method. Premiums and discounts on fixed maturity investments are accreted to income over the anticipated life of the investment.

        OneBeacon owns convertible bonds with embedded derivatives. Prior to January 1, 2006, in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), OneBeacon bifurcated all equity option derivatives that are embedded in its convertible bonds. The original host instruments were reported, at fair value, in fixed maturity investments and the embedded derivatives were reported, at fair value, in other investments. Changes in fair values of the equity options were included in realized investment gains and losses. Effective January 1, 2006, OneBeacon adopted SFAS No. 155, "Accounting for Certain Hybrid Instruments, an amendment to Statements No. 133 and 140" ("SFAS 155"). SFAS 155 eliminated the requirement to bifurcate financial instruments with embedded derivatives if the holder of the instrument elects to account for the entire instrument on a fair value basis with changes in fair value of the entire instrument recorded through income as realized investment gains or losses. Prior to adoption of SFAS 155, OneBeacon had recorded $143.6 million related to the host instrument in fixed maturity investments and $73.6 million for the equity conversion option in other investments. Upon adoption of SFAS 155, OneBeacon recorded an after-tax adjustment of $7.1 million to reclassify net unrealized gains on investments (gross gains of $11.0 million and gross losses of $0 million) to opening retained earnings to reflect the cumulative effect of adoption. At December 31, 2007 and 2006, OneBeacon had $389.2 million and $379.7 million, respectively, of convertible bonds.

        Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2007 and 2006.

        In connection with the initial public offering and as part of the reorganization described above, OneBeacon created two irrevocable grantor trusts and funded them with assets sufficient to make the remaining dividend and redemption payments for $20.0 million of preferred stock that was redeemed in June 2007 and $300.0 million of preferred stock that will be redeemed in May 2008. See Mandatorily Redeemable Preferred Stock section of this note and Note 11 for further discussion of preferred stock subject to mandatory redemption. The cash contributed to fund these trusts was used to purchase a portfolio of fixed maturity securities. This portfolio of fixed maturity investments is classified as held-to-maturity and is reported at amortized cost. The creation and funding of the remaining trust does not legally defease the preferred stock or create any additional rights for the holders of the preferred stock, although the assets in the trust remain segregated from OneBeacon's other general assets. OneBeacon has the ability and intent to hold the investments in this portfolio to maturity. Certain of the investments purchased to fund the trusts matured within one year and were therefore reflected as short-term investments. In addition, interest payments on the assets in the trust may be reinvested in short-term investments. Consistent with the basis of presentation described above, these short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2007 and 2006. These investments are referred to herein as "assets held in trust".

        Other investments include limited partnerships, hedge funds and private equity interests. Changes in OneBeacon's interest in other investments accounted for using the equity method are included in realized investment gains or losses. Changes in OneBeacon's interest in other investments not accounted for under the equity method are reported, net of tax, as a component of common shareholders' equity with changes therein reported, after-tax, as a component of other comprehensive income.

        OneBeacon participates in a securities lending program as a mechanism for generating additional investment income on its fixed maturity portfolio. Under the security lending arrangements, certain of its fixed maturity investments are loaned to other institutions for short periods of time through a lending agent. OneBeacon maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the asset. Collateral, in the form of cash and United States government securities, is required at a rate of 102% of the fair value of the loaned securities, is controlled by the lending agent and may not be sold or re-pledged. The fair value of the securities lending collateral is recorded as both an asset and liability on the balance sheet, however, other than in the event of default by the borrower, this collateral is not available to OneBeacon and will be remitted to the borrower by the lending agent upon the return of the loaned securities. Because of these restrictions, OneBeacon considers its securities lending activities to be non-cash transactions. An indemnification agreement with the lending agent protects OneBeacon in the event a borrower becomes insolvent or fails to return any of the securities on loan.

Cash Flow Hedge

        Contemporaneously with entering into a variable rate mortgage note during 2005, as further described in Note 7, OneBeacon entered into an interest rate swap agreement under which it pays a fixed rate and receives a variable rate to hedge its exposure to interest rate fluctuations. The notional amount of the swap is equal to the outstanding principal of the mortgage note it hedges and is adjusted at the same time as the mortgage note principal changes for drawdowns and repayments. The underlying index used to determine the variable interest paid under the swap is the same as that used for OneBeacon's variable rate mortgage note. In accordance with SFAS 133, OneBeacon has accounted for the swap as a cash flow hedge and has recorded the interest rate swap at fair value on the balance sheet in other assets. Changes in the fair value of the interest rate swap, after tax, are reported as a component of other comprehensive income. OneBeacon monitors continued effectiveness of the hedge by monitoring the changes in the terms of the instruments as described above as compared to the actual changes in principal and notional amount in the mortgage note and interest rate swap, respectively.

Cash

        Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statement of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company's consolidated subsidiaries.

Insurance Operations

        OneBeacon accounts for insurance policies that it writes in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS 60"). Premiums written are recognized as revenues and are earned ratably over the term of the related policy. Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. AutoOne, which acts as a limited assigned distribution ("LAD") servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger and commercial automobile assigned risk exposures in 22 states. AutoOne receives LAD and commercial limited assigned distribution ("CLAD") servicing fees from these other companies for assuming these risks. LAD and CLAD servicing fees are typically a percentage of the total premiums that AutoOne must write to fulfill the obligation of the transferor company. In addition, LAD servicing carriers may choose to write certain policies voluntarily by taking risks out of the New York Automobile Insurance Plan ("NYAIP"). These policies generate takeout credits which can be "sold" for fees ("takeout fees") to other carriers. These other carriers in turn can use such credits to reduce their obligations to write assigned risk business. AutoOne's LAD and CLAD servicing and takeout fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates. Fees charged on installment premiums are recorded as a reduction to other underwriting expenses.

        Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of business. These costs are deferred and amortized over the applicable premium recognition period as policy acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses ("LAE"), unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. For the years ended December 31, 2007, 2006 and 2005, no deferred acquisition costs were charged to expense based on the determination of a premium deficiency.

        Loss and LAE are charged against income as incurred. Unpaid insurance loss and LAE are based on estimates (generally determined by claims adjusters, legal counsel and actuarial staff) of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid reinsurance loss and LAE are based primarily on reports received from ceding companies and actuarial projections. Unpaid loss and LAE reserves represent management's best estimate of ultimate loss and LAE, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated and any adjustments resulting therefrom are reflected in current operations. The process of estimating loss and LAE involves a considerable degree of judgment by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.

        OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (5.5% and 5.3% at December 31, 2007 and 2006, respectively). As of December 31, 2007 and 2006, the discount on OneBeacon's workers compensation loss and LAE reserves amounted to $156.9 million and $190.7 million, respectively.

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

        OneBeacon's insurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. The majority of such reinsurance contracts are executed through excess of loss treaties and catastrophe contracts under which the reinsurer indemnifies for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. OneBeacon has also entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are covered on a pro rata basis. The amount of each risk ceded by OneBeacon is subject to maximum limits which vary by line of business and type of coverage. Amounts related to reinsurance contracts are recorded in accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113") and Emerging Issues Task Force ("EITF") Topic No. D-54 ("EITF Topic D-54") as applicable.

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

        Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premiums written. Expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly. Funds held by ceding companies represent amounts due to OneBeacon in connection with certain assumed reinsurance agreements in which the ceding company retains a portion of the premium to provide security against future loss payments. The funds held by ceding companies are generally invested by the ceding company and a contractually agreed interest amount is credited to OneBeacon and recognized as investment income. Funds held under reinsurance treaties represent contractual payments due to the reinsurer that OneBeacon has retained to secure obligations of the reinsurer. Such amounts are recorded as liabilities in the consolidated financial statements.

Accounting for Mandatory Shared Market Mechanisms

        As a condition to its licenses to do business in certain states, OneBeacon's insurance operations must participate in various mandatory shared market mechanisms commonly referred to as "residual" or "involuntary" markets. These markets generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. Each state dictates the levels of insurance coverage that is mandatorily assigned to participating insurers within these markets. The total amount of such business an insurer must accept in a particular state is generally based on that insurer's market share of voluntary business written within that state. In certain cases, OneBeacon is obligated to write business from shared market mechanisms at a future date based on its historical market share of all voluntary policies written within that state. Involuntary business generated from mandatory shared market mechanisms is accounted for in accordance with SFAS 60 or as assumed reinsurance under SFAS 113, depending upon the structure of the mechanism.

        OneBeacon's market assignments are typically required to be written in the current period, although, in certain cases OneBeacon is required to accept policy assignments at a future date. OneBeacon's residual market assignments to be written in the future primarily relate to private passenger automobile assigned risk exposures within the State of New York where several of OneBeacon's insurance subsidiaries write voluntary automobile insurance. The share of involuntary written premium for policies assigned by the NYAIP to a particular insurer in a given year is based on the proportion of the total voluntary writings in New York two years prior. Anticipated losses associated with future market assignments are recognized in accordance with SFAS No. 5, "Accounting for Contingencies", when the amount of such anticipated losses is determined to be probable and can be reasonably estimated.

Accounting for Insurance Related Assessments

        Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments" ("SOP 97-3"), OneBeacon's insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary's policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated.

Deferred Software Costs

        OneBeacon capitalizes costs related to computer software developed for internal use during the application development stage of software development projects in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". These costs generally consist of certain external, payroll and payroll related costs. OneBeacon begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight line basis and over a useful life of three to five years. At December 31, 2007 and 2006, OneBeacon had deferred software costs of $27.8 million and $35.1 million, respectively.

Federal and Foreign Income Taxes

        The majority of the Company's subsidiaries file consolidated tax returns in the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.

        Deferred tax assets and liabilities are recorded when a difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes exists, and for other temporary differences as defined by SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses. The deferred tax asset is recognized when it is more likely than not that it will be realized.

Foreign Currency Exchange

        The U.S. dollar is the functional currency for all of OneBeacon's businesses. OneBeacon is subject to foreign currency fluctuations associated with its foreign investment securities. Assets recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Net foreign exchange gains and losses arising from the translation are generally reported in common shareholders' equity, in accumulated other comprehensive income or loss, net of tax. As of December 31, 2007 and 2006, OneBeacon had after-tax net unrealized foreign currency translation gains on its foreign investment securities of $12.7 million and $12.0 million, respectively, recorded on its consolidated balance sheets.

Variable Interest Entities

        OneBeacon records its reciprocals, as defined in Note 16, in accordance with FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R addresses consolidation issues surrounding special purpose entities and certain other entities, collectively termed variable interest entities ("VIE"), to which previous accounting guidance on consolidation does not apply. A VIE is an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under FIN 46R, the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. The primary beneficiary is an entity that has a variable interest that will absorb the majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. See Note 16.

Mandatorily Redeemable Preferred Stock

        OneBeacon has two classes of mandatorily redeemable preferred stock which are considered noncontrolling interests and have been recorded as liabilities at their historical carrying values in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liability and Equity". Dividends and accretion on OneBeacon's mandatorily redeemable preferred stock have been recorded as interest expense. See Note 11.

Defined Benefit Postretirement Plans

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to Statements No. 87, 88, 106 and 132R" ("SFAS 158"). The Statement requires an employer that sponsors a defined benefit plan to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation (for defined benefit pension plans) or the accumulated benefit obligation (for other postretirement benefit plans) in its statement of financial position. The Statement also requires recognition of amounts previously deferred and amortized under SFAS 87 and SFAS 106 in other comprehensive income in the period in which they occur. Under SFAS 158, plan assets and obligations must be measured as of the fiscal year end. OneBeacon adopted SFAS 158 effective December 31, 2006. As a result, OneBeacon recognized the over-funded status of its projected benefit obligation related to its qualified pension plan increasing the asset on its balance sheet by $8.8 million and recognizing a $5.7 million after-tax adjustment to accumulated other comprehensive income at December 31, 2006. See Note 9.

Recently Adopted Changes in Accounting Principles

Federal, State and Foreign Income Taxes

        On January 1, 2007 OneBeacon adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes when the benefit of a given tax position should be recognized and how it should be measured. Under the new guidance, recognition is based upon whether or not a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, OneBeacon must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.

        In connection with the adoption of FIN 48, OneBeacon has recognized a $0.3 million increase in the liability for unrecognized tax benefits, primarily as a result of increases in its estimates of accrued interest. The effect of adoption has been recorded as an adjustment to opening retained earnings.

Recent Accounting Pronouncements

Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). The Statement provides a revised definition of fair value and guidance on the methods used to measure fair value. The Statement also expands financial statement disclosure requirements for fair value information. The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). The fair value hierarchy in SFAS 157 prioritizes inputs within three levels. Quoted prices in active markets have the highest priority (Level 1) followed by observable inputs other than quoted prices (Level 2) and unobservable inputs having the lowest priority (Level 3). The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and must be adopted prospectively. OneBeacon will adopt SFAS 157 effective January 1, 2008. Upon adoption of SFAS 157 OneBeacon expects that, with the exception of its investments in limited partnerships, hedge funds and private equity interests, its fair value measurements will remain unchanged. OneBeacon holds a number of investments in limited partnerships, hedge funds and private equity investment partnerships, the carrying value of which may be affected by the adoption of SFAS 157 by those investment partnerships and funds. The limited partnerships, hedge funds and private equity interests in which the Company holds investments have not yet provided an assessment of the effect of adoption of SFAS 157 and as a result, OneBeacon is not yet able to determine the potential effect of adoption on the carrying value of its investments in limited partnerships, hedge funds and private equity interests.

Fair Value Option

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). The Statement allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are to be reported in earnings. The Statement requires additional disclosures for instruments for which the election has been made, including a description of management's reasons for making the election. The Statement is effective as of fiscal years beginning after November 15, 2007 and is to be adopted prospectively. OneBeacon will adopt SFAS 159 effective January 1, 2008. The Company has decided to make the fair value election for its portfolio of available-for-sale securities and its investments in limited partnerships, hedge funds and private equity interests. Upon adoption, OneBeacon will record an adjustment as of January 1, 2008 of $180.6 million to reclassify net unrealized gains, after tax, and net unrealized foreign currency translation gains, after tax, related to investments from accumulated other comprehensive income to opening retained earnings. Subsequent to adoption, the Company will report changes in fair value in earnings, before the effect of tax rather than through other comprehensive income, net of tax. The Company believes that making the election will result in reporting its investment results on a basis consistent with one of its operating principles, namely to manage investments for total return.

Business Combinations and Non-controlling Interests

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R") and SFAS No. 160, "Noncontrolling Interests—an amendment to ARB 51" ("SFAS 160"). SFAS 141R requires the acquiring company to recognize the fair value of all assets acquired and liabilities assumed at their fair values at the acquisition date, with certain exceptions including income taxes which will continue to be accounted for under SFAS 109. This represents a basic change in approach from the old cost allocation method originally described in SFAS 141. In addition, SFAS 141R changes the accounting for step acquisitions since it requires recognition of all assets acquired and liabilities assumed, regardless of the acquirer's percentage of ownership in the acquiree. This means that the acquirer will measure and recognize all of the assets, liabilities and goodwill, not just the acquirer's share. Assets and liabilities arising from contractual contingencies are to be recognized at the acquisition date, at fair value. Non-contractual contingencies are to be recognized when it is more likely than not that they meet the Statement of Financial Accounting Concepts No. 6, "Elements of Financial Statements (A Replacement of FASB Concepts Statement No. 3—Incorporating an Amendment of FASB Concepts Statement No. 2)" criteria for an asset or liability. Previously under SFAS 141, recognition of preacquisition contingencies was deferred until the criteria in SFAS 5 had been met. Changes in the amount of deferred taxes arising from a business combination are to be recognized in either income or through a change in contributed capital, depending on the circumstances. Previously under SFAS 109, such changes were recognized through goodwill. Acquisition related costs, such as legal fees and due diligence costs would be expensed and would not be recognized as part of goodwill. The classification of insurance and reinsurance contracts are re-evaluated at the acquisition date only if their terms were changed in connection with the acquisition.

        SFAS 160 requires all companies to account for minority interests in subsidiaries as equity, clearly identified and presented separately from parent company equity. Once a controlling interest has been acquired, any subsequent acquisitions or dispositions of noncontrolling interest that do not result in a change of control are to be accounted for as equity transactions. Assets and liabilities acquired are measured at fair value only once; at the original acquisition date, i.e., the date at which the acquirer gained control. When a subsidiary is deconsolidated, any retained noncontrolling equity investment is to be measured at fair value with the gain or loss on the deconsolidation being measured using fair value rather than the carrying amount of the retained ownership interest.

        SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008 and shall be applied prospectively. OneBeacon is in the process of evaluating the potential effect of adoption of SFAS 141R and SFAS 160.

NOTE 2. Discontinued Operations

        In 2006, OneBeacon sold certain consolidated subsidiaries at GAAP book value to White Mountains. These subsidiaries are included in discontinued operations and comprise the following entities:

Sold in 2006:

  •
  White Mountains Advisors, LLC ("WM Advisors")—an investment management subsidiary;

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

        On September 30, 2005, OneBeacon sold NFU to QBE Insurance Group, Ltd. ("QBE") for $138.3 million in cash. NFU is included in discontinued operations for the 2005 period presented through the date of its sale. OneBeacon recognized a gain of approximately $26.2 million ($21.1 million after-tax) on the sale which is included in gain from sale of discontinued operations and is presented net of tax on the statements of consolidated income and comprehensive income.

        OneBeacon's net income from continuing operations excludes the results of operations for the above entities for all periods presented. Income or loss from discontinued operations has been presented separately and is shown net of related income taxes.

NOTE 3. Acquisitions and Dispositions

        During the third quarter of 2007, OneBeacon sold one of its inactive licensed subsidiaries, American Employers' Insurance Company ("AEIC") to Sparta Insurance Holdings, Inc. ("Sparta") for $47.7 million in cash, gross of sales costs, and recorded a pre-tax gain of $11.3 million through net other revenues.

        During the third quarter of 2006, OneBeacon sold one of its inactive licensed subsidiaries, Homeland Central Insurance Company ("HCIC") to a subsidiary of White Mountains. In connection with the sale of HCIC, OneBeacon recorded a $6.0 million gain associated with the sale as additional paid in capital.

        On October 31, 2006, OneBeacon restructured its investment in Main Street America Holdings, Inc. ("MSA"). OneBeacon received a $70 million cash dividend from MSA following which OneBeacon sold its 50% common stock investment in MSA to Main Street America Group, Inc. ("the MSA Group") for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group and (ii) 4.9% of the common stock of the MSA Group. Effective October 31, 2006, OneBeacon accounts for its remaining investment in the MSA Group in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." See Note 1 for a discussion of OneBeacon's accounting for investment securities. Prior to the sale, OneBeacon owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting. These transactions resulted in a net after-tax realized gain of $8.5 million. See Note 15.

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

        On August 2, 2005, OneBeacon sold one of its inactive licensed subsidiaries, Traders and Pacific Insurance Company ("TPIC"), to Endurance Reinsurance for $23.4 million in cash and recognized a pre-tax gain of $8.0 million on the sale through net other revenues.

NOTE 4. Reserves for Unpaid Loss and LAE

        OneBeacon's insurance subsidiaries establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.

        Reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as incurred but not reported ("IBNR") reserves, which include a provision for expected future development on case reserves. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.

        Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. OneBeacon's own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, is the most important information for estimating its reserves. External data, available from organizations such as statistical bureaus, consulting firms and reinsurance companies, is sometimes used to supplement or corroborate OneBeacon's own experience, and can be especially useful for estimating costs of new business. For some lines of business, such as "long-tail" coverages discussed below, claims data reported in the most recent accident year is often too limited to provide a meaningful basis for analysis due to the typical delay in reporting of claims. For this type of business, OneBeacon uses a selected loss ratio method for the initial accident year or years. This is a standard and accepted actuarial reserve estimation method in these circumstances in which the loss ratio is selected based upon information used in pricing policies for that line of business, as well as any publicly available industry data, such as industry pricing, experience and trends, for that line of business.

        Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the "claim-tail". The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for liability/casualty coverages, such as automobile liability, general liability, products liability, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, OneBeacon may adjust its reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made in accordance with GAAP. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.

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

Loss and LAE reserve summary

        The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
	2007	2006	2005
	($ in millions)
Gross beginning balance	$4,837.7	$5,354.3	$4,922.2
Less beginning reinsurance recoverable on unpaid losses	(2,842.6)	(3,120.9)	(2,391.8)

Net loss and LAE reserves	1,995.1	2,233.4	2,530.4
Loss and LAE reserves sold—TPIC	—	—	(11.8)
Loss and LAE incurred relating to:
Current year losses	1,138.1	1,272.3	1,291.4
Prior year losses	(48.3)	11.3	99.0

Total incurred loss and LAE	1,089.8	1,283.6	1,390.4
Accretion of fair value adjustment to net loss and LAE reserves	16.0	23.0	26.0
Loss and LAE paid relating to:
Current year losses	(527.1)	(589.5)	(497.8)
Prior year losses	(723.0)	(955.4)	(1,203.8)

Total loss and LAE payments	(1,250.1)	(1,544.9)	(1,701.6)

Net ending balance	1,850.8	1,995.1	2,233.4
Plus ending reinsurance recoverable on unpaid losses	2,629.5	2,842.6	3,120.9

Gross ending balance	$4,480.3	$4,837.7	$5,354.3

Loss and LAE development—2007

        In 2007, OneBeacon experienced $48.3 million of favorable development on prior accident year loss reserves. The favorable development was primarily related to lower than expected frequency for professional liability in specialty lines and lower than expected severity for automobile liability in personal lines partially offset by unfavorable development for multiple peril and workers compensation primarily for accident years 2001 and prior.

        Specifically, at December 31, 2006, management continued to expect losses to emerge in the professional liability business, included in its general liability line of business, in line with initial expectations based on market analysis when this business was initiated in 2002 and 2003. During 2007, emerged losses continued to be significantly lower than those initial expectations. As a result, management lowered its selected reserves on the earliest years of this business which had some effect on the more recent years as total loss expectations for those years are partially based on results from earlier years.

        Management had implicitly assumed at December 31, 2006 that the IBNR and known case development related to personal automobile liability would be approximately 49% of actual case reserves for the 2002 and subsequent accident years. During 2007, case incurred loss and allocated loss and LAE ("ALAE") was only 28% of the future expected development which was smaller than expected for this relatively short tail line of business. As a result, management decreased IBNR reserves for these lines so that as of December 31, 2007 the IBNR was approximately 49% relative to the remaining case reserves. Prior to decreasing the IBNR reserves, the IBNR as of December 31, 2007 was approximately 74% of remaining case reserves.

        Management had implicitly assumed at December 31, 2006 that the IBNR and known case development related to workers compensation and general liability would be approximately 15% of actual case reserves for the 2001 and prior accident years. During 2007, case incurred loss and ALAE was 47% of the entire future expected development which was unusually large for these long tail lines of business. As a result, management increased IBNR reserves for these lines so that as of December 31, 2007 the IBNR was approximately 28% relative to the remaining case reserves.

Loss and LAE development—2006

        In 2006, OneBeacon experienced $11.3 million of unfavorable development on prior accident year loss reserves, primarily due to development on losses related to hurricane events impacting OneBeacon's excess property policies.

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

Loss and LAE development—2005

        In 2005, OneBeacon experienced $99.0 million of net unfavorable development on prior accident year loss reserves, primarily due to higher than anticipated defense costs and higher damages from liability assessments in general liability and multiple peril reserves in OneBeacon's run-off operations.

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

Fair value adjustment

        In connection with purchase accounting for the OneBeacon Acquisition, OneBeacon was required to adjust to fair value OneBeacon's loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, OneBeacon recognized $16.0 million, $23.0 million and $26.0 million of such charges, recorded as loss and LAE during 2007, 2006 and 2005, respectively. As of December 31, 2007, the outstanding pre-tax unaccreted adjustment was $17.4 million.

        The fair values of OneBeacon's loss and LAE reserves and related reinsurance recoverables acquired on June 1, 2001 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers. In estimating fair value, management adjusted the nominal loss reserves of OneBeacon (net of the effects of reinsurance obtained from the NICO Cover, as defined below, and the GRC Cover, as defined in Note 5) and discounted them to their present value using an applicable risk-free discount rate. The series of future cash flows related to such loss payments and reinsurance recoveries were developed using OneBeacon's historical loss data. The resulting discount was reduced by the "price" for bearing the uncertainty inherent in OneBeacon's net loss reserves in order to estimate fair value. This was approximately 11% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables of OneBeacon, which is believed to be reflective of the cost OneBeacon would incur if they had attempted to reinsure the full amount of its net loss and LAE reserves with a third party reinsurer.

Asbestos and environmental loss and LAE reserve activity

        OneBeacon's reserves include provisions made for claims that assert damages from A&E related exposures. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs obligations, particularly as mandated by Federal and state environmental protection agencies. In addition to the factors described above regarding the reserving process, OneBeacon estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.

        In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase a reinsurance contract with National Indemnity Company ("NICO") under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures (the "NICO Cover"). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed ("Third Party Recoverables"). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement with OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 49% of A&E losses have been recovered under the historical third party reinsurance.

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

        The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos (particularly from assumed reinsurance business), and for mass torts other than A&E, particularly lead poisoning and sexual molestation. This increase was partially offset by reduced projections of ultimate hazardous waste losses.

        As part of OneBeacon's actuarial review process, OneBeacon's actuaries review A&E activity each quarter and compare that activity to what was assumed in the original study. As of December 31, 2007, OneBeacon noted no change in the range of reasonable outcomes around its best estimate described above.

        As noted above, OneBeacon estimates that on an incurred basis it has used approximately $2.1 billion of the coverage provided by NICO at December 31, 2007. Since entering into the NICO Cover, $39.8 million of the $2.1 billion of utilized coverage relates to uncollected amounts from third party reinsurers through December 31, 2007. Net losses paid totaled approximately $986.0 million as of December 31, 2007, with $139.0 million paid in 2007. Asbestos payments during 2007 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential Federal asbestos legislation. To the extent that OneBeacon's estimate of ultimate A&E losses as well as the estimate and collectibility of Third Party Recoverables differs from actual experience, the remaining protection under the NICO Cover may be more or less than the approximate $404.0 million that OneBeacon estimates remained at December 31, 2007.

        OneBeacon's reserves for A&E losses at December 31, 2007 represent management's best estimate of its ultimate liability based on information currently available. However, as case law expands, medical and clean up costs increase and industry settlement practices change, OneBeacon may be subject to A&E losses beyond currently estimated amounts. OneBeacon cannot reasonably estimate at the present time loss reserve additions arising from any such future unfavorable developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such unfavorable developments.

        The following tables summarize reported A&E loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon for the years ended December 31, 2007, 2006 and 2005, respectively.

	Year ended December 31,
	2007			2006			2005
	Gross	Pre-NICO Net(1)	Net	Gross	Pre-NICO Net(1)	Net	Gross	Pre-NICO Net(1)	Net
	($ in millions)
Asbestos:
Beginning balance	$1,227.6	$766.6	$6.8	$1,323.4	$845.9	$7.4	$868.9	$599.2	$8.5
Incurred loss and LAE	14.7	—	—	(4.0)	(1.6)	—	544.8	307.5	—
Paid loss and LAE	(86.4)	(66.9)	0.4	(91.8)	(77.7)	(0.6)	(90.3)	(60.8)	(1.1)

Ending balance	1,155.9	699.7	7.2	1,227.6	766.6	6.8	1,323.4	845.9	7.4

Environmental:
Beginning balance	678.0	394.6	10.6	729.7	421.5	6.5	513.0	408.4	10.2
Incurred loss and LAE	(18.3)	—	—	(8.6)	(7.8)	—	265.7	42.7	2.0
Paid loss and LAE	(82.6)	(52.1)	(4.6)	(43.1)	(19.1)	4.1	(49.0)	(29.6)	(5.7)

Ending balance	577.1	342.5	6.0	678.0	394.6	10.6	729.7	421.5	6.5

Total asbestos and environmental:
Beginning balance	1,905.6	1,161.2	17.4	2,053.1	1,267.4	13.9	1,381.9	1,007.6	18.7
Incurred loss and LAE	(3.6)	—	—	(12.6)	(9.4)	—	810.5	350.2	2.0
Paid loss and LAE	(169.0)	(119.0)	(4.2)	(134.9)	(96.8)	3.5	(139.3)	(90.4)	(6.8)

Ending balance	$1,733.0	$1,042.2	$13.2	$1,905.6	$1,161.2	$17.4	$2,053.1	$1,267.4	$13.9

(1)
Represents A&E reserve activity, net of third party reinsurance, but prior to the NICO Cover.

NOTE 5. Reinsurance

        In the normal course of business, OneBeacon's insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. OneBeacon remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts. The effects of reinsurance (including the quota share reinsurance agreements with affiliates)

on OneBeacon's insurance subsidiaries' written and earned premiums and on loss and LAE were as follows:

	Year ended December 31,
	2007	2006	2005
	($ in millions)
Written premiums:
Direct(1)	$2,041.3	$2,028.0	$2,042.4
Assumed	50.6	287.8	426.5
Ceded(1)	(227.5)	(308.8)	(373.3)

Net written premiums	$1,864.4	$2,007.0	$2,095.6

Earned premiums:
Direct	$2,017.3	$2,007.5	$2,043.5
Assumed	54.7	375.3	357.1
Ceded	(198.4)	(306.9)	(387.9)

Net earned premiums	$1,873.6	$2,075.9	$2,012.7

Loss and LAE:
Direct	$1,172.0	$1,245.1	$2,157.4
Assumed	(11.1)	249.5	360.1
Ceded	(71.1)	(211.0)	(1,127.1)

Net loss and LAE	$1,089.8	$1,283.6	$1,390.4

(1)
In connection with the sale of the renewal rights of the Agri business to QBE on September 29, 2006, the 2007 and 2006 periods include policies written for Agri on a direct basis which are then ceded 100% to QBE.

        Through the quota share with Esurance, in 2006 and 2005 OneBeacon assumed premiums of $227.4 million and $336.9 million, loss and LAE of $195.5 million and $177.1 million, and expenses of $114.4 million and $99.4 million, respectively. At December 31, 2005, OneBeacon had assumed unearned premiums of $82.5 million and loss and LAE reserves of $62.3 million from Esurance. The quota share agreement with Esurance was commuted during the fourth quarter of 2006 in connection with the Company's initial public offering. At commutation cash and investments were used to settle the assets and liabilities assumed under this agreement.

        Consistent with the terms of the quota share agreement with Sirius, OneBeacon ceded between 6% and 12% of business written, effective April 1, 2004, to Sirius. OneBeacon ceded premiums of $178.0 million and $230.0 million, loss and LAE of $92.2 million and $122.3 million, and expenses of $66.8 million and $86.2 million for the years ended December 31, 2006 and 2005, respectively. At December 31, 2005, OneBeacon had ceded loss and LAE reserves of $103.8 million to Sirius. The quota share agreement with Sirius was commuted during the fourth quarter of 2006 in connection with the Company's initial public offering. At commutation cash and investments were used to settle the assets and liabilities ceded under this agreement.

        In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated third party reinsurers in order to minimize loss from large risks or catastrophic events.

        The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon's operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is both a function of the amount and type of insured exposure in an area affected by the event and the severity of the event. OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures. OneBeacon's largest single event natural catastrophe exposures are Northeastern windstorms and California earthquakes.

        OneBeacon seeks to further reduce its exposure to catastrophe losses through the purchase of catastrophe reinsurance. OneBeacon uses probable maximum loss ("PML") forecasting to quantify its exposure to catastrophic losses. PML is a statistical modeling technique that measures a company's catastrophic exposure as the maximum probable loss in a given time period.

        Since the terrorist attacks of September 11, 2001, OneBeacon has sought to mitigate the risk associated with any future terrorist attacks by reducing the insured value of policies written in geographic areas with a high concentration of exposure to losses from terrorist attacks or by seeking to exclude coverage for such losses from their policies.

        In December 2007, the United States government extended the Terrorism Risk Insurance Act (the "Terrorism Act" or "TRIA") for seven more years until December 31, 2014. The Terrorism Act, originally enacted in 2002, established a Federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry's aggregate liability by requiring the Federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year's direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100.0 billion. In exchange for this "back-stop," primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

        OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $170.0 million in 2008. The aggregate industry retention level is $27.5 billion for 2008. The Federal government will pay 85% of covered terrorism losses that exceed OneBeacon's or the industry's retention levels in 2008, up to a total of $100 billion.

        OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2007, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2008. The program provides coverage for OneBeacon property business including automobile physical damage, as well as terrorism coverage for non-TRIA events (excluding nuclear, biological, chemical and radiological). Under the program, the first $150 million of losses resulting from any single catastrophe are retained by the Company and $650 million of the next $700 million of losses resulting from the catastrophe are reinsured. Any loss above $850 million would be retained. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

        OneBeacon's property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear, biological or chemical terrorist attacks. The program covers personal property losses resulting from "certified" events as defined under the Terrorism Act, such as foreign terrorism, provided such losses were not caused by nuclear biological or chemical means. The program also covers personal and commercial property losses resulting from "non-certified" events as defined under the Terrorism Act, such as domestic terrorist attacks, provided such losses were not caused by nuclear, biological or chemical means.

        OneBeacon also purchased individual property reinsurance coverage for certain risks to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $5 million up to $100 million. Individual risk facultative reinsurance may be purchased above $100 million where OneBeacon deems it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $100 million on an individual risk basis for terrorism losses. However, nuclear, biological and chemical events are not covered.

        OneBeacon also maintains a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability or umbrella liability in excess of $6 million up to $81 million. This program provides coverage for terrorism losses but does not provide coverage for losses resulting from nuclear, biological or chemical attacks.

        In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts: the NICO Cover, a reinsurance contract from NICO for up to $2.5 billion in old A&E claims and certain other exposures and an adverse development cover from General Reinsurance Corporation ("GRC") for up to $570.0 million, comprised of $400.0 million of adverse development on losses occurring in years 2000 and prior (the "GRC Cover") in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with EITF Topic D-54. NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway, Inc ("Berkshire").

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

        Reinsurance contracts do not relieve OneBeacon of its obligation to its insureds. Therefore, collectibility of balances due from its reinsurers is critical to OneBeacon's financial strength. The following table provides a listing of OneBeacon's top reinsurers for its primary insurance operations, excluding industry pools and associations and affiliates of OneBeacon, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer's A.M. Best rating.

($ in millions)	Balance at December 31, 2007	% of total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation(2)	$2,074.6	78%	A++
Tokio Marine and Nichido Fire	57.7	2%	A++
Munich Reinsurance America (formerly America Reinsurance Company)	48.7	2%	A+
Liberty Mutual and subsidiaries(3)	29.9	1%	A
Swiss Re	24.4	1%	A+

(1)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of fifteen ratings), "A+" (Superior, which is the second highest of fifteen ratings) and "A" (Excellent, which is the third highest of fifteen ratings).

(2)
Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. OneBeacon also has an additional $320.7 million of Third Party Recoverables from various reinsurers, the majority of which are rated "A" or better by A.M. Best.

(3)
At December 31, 2007, OneBeacon had assumed balances payable and expenses payable of approximately $28.8 million under its renewal rights agreement with Liberty Mutual, which expired on October 31, 2003. In the event Liberty Mutual becomes insolvent, OneBeacon has the right to offset these balances against its reinsurance recoverable due from Liberty Mutual.

NOTE 6. Investment Securities

        OneBeacon's net investment income is comprised primarily of interest income associated with OneBeacon's fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for 2007, 2006 and 2005 consisted of the following:

	Year ended December 31,
	2007	2006	2005
	($ in millions)
Investment income:
Fixed maturity investments	$183.3	$163.2	$175.5
Short-term investments	16.9	14.2	9.6
Common equity securities	14.8	20.4	49.3
Convertible bonds	6.7	2.3	1.6
Other investments	2.9	5.5	15.2

Total investment income	224.6	205.6	251.2
Less investment expenses	(16.1)	(13.8)	(14.4)

Net investment income, pre-tax	$208.5	$191.8	$236.8

        During the first quarter of 2005, Montpelier Re Holdings, Ltd. ("Montpelier") declared a special dividend of $5.50 per share, payable to holders of its common shares. OneBeacon recorded pre-tax investment income of $34.7 million in the first quarter for this special dividend, which was included in net investment income from common equity securities. For the years ended December 31, 2006 and

2005, OneBeacon also recorded an aggregate of $1.0 million and $7.2 million in pre-tax investment income from Montpelier's regular quarterly dividends.

        The composition of net realized investment gains consisted of the following:

	Year ended December 31,
	2007	2006	2005
	($ in millions)
Fixed maturity investments	$18.4	$11.4	$29.8
Common equity securities	108.5	104.6	69.9
Convertible bonds	11.9	27.8	5.6
Other investments	34.9	19.8	17.9

Net realized investment gains, pre-tax	173.7	163.6	123.2
Income taxes attributable to realized investment gains and losses	(60.8)	(57.2)	(43.1)

Net realized investment gains, after-tax	$112.9	$106.4	$80.1

        OneBeacon recognized gross realized investment gains of $210.5 million, $199.9 million and $203.2 million and gross realized investment losses of $36.8 million, $36.3 million and $80.0 million on sales of investment securities during 2007, 2006 and 2005, respectively. Of the $80.0 million in gross investment losses realized during 2005, $54.6 million related to an other-than-temporary impairment on OneBeacon's investment in Montpelier common shares. The remaining balance of $25.4 million primarily represented realized losses on sales of fixed maturities, none of which individually exceeded $5.0 million.

        As of December 31, 2005, OneBeacon owned 6.3 million common shares of Montpelier, with a fair value of $115.7 million. On August 24, 2006, OneBeacon exchanged its investment in the common shares of Montpelier for an agreed-upon portfolio of common equity and fixed maturity securities of equal value that was owned by White Mountains. At the time of the exchange, OneBeacon's investment in the common shares of Montpelier was in an unrealized loss position of $6.9 million. This loss was deferred at the time of the exchange as sales of investments between OneBeacon and entities under White Mountains' common control are deferred. Subsequent to the exchange, White Mountains sold 5.4 million common shares of Montpelier triggering the recognition of $5.8 million in realized investment losses. During the second quarter of 2007, OneBeacon recognized the remaining deferred loss on the exchange of $1.1 million.

        As of December 31, 2007 and 2006, OneBeacon reported $8.5 million and $11.5 million, respectively, in accounts payable on unsettled investment purchases and $76.1 million and $6.7 million, respectively, in accounts receivable on unsettled investment sales.

        The components of OneBeacon's change in net unrealized investment gains (losses), after-tax, and change in net unrealized foreign currency gains (losses), after-tax, as recorded in the statements of income and comprehensive income were as follows:

	Year ended December 31,
	2007	2006	2005
	($ in millions)
Net change in pre-tax unrealized gains (losses) for investment securities(1)	$171.8	$161.2	$(85.5)
Net change in pre-tax unrealized gains (losses) from investments in unconsolidated affiliates	—	(6.7)	(3.0)

Net change in pre-tax unrealized investment gains (losses) for investments	171.8	154.5	(88.5)
Income taxes attributable to investments	(59.5)	(54.1)	31.0

Net change in unrealized gains (losses) for investments, after-tax	112.3	100.4	(57.5)

Recognition of pre-tax net unrealized gains for investments sold(1)	(180.6)	(130.6)	(93.0)
Income taxes attributable to investments sold	63.3	45.7	32.6

Recognition of net unrealized gains for investments sold, after-tax	(117.3)	(84.9)	(60.4)

Change in net unrealized investment gains (losses), after-tax	$(5.0)	$15.5	$(117.9)

(1)
Includes the change in deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control.

	Year ended December 31,
	2007	2006	2005
	($ in millions)
Net change in unrealized foreign currency gains (losses) for investment securities(1)	$0.9	$20.3	$(38.8)
Income taxes attributable to foreign currency gains (losses)	(0.3)	(7.1)	13.6

Change in net unrealized foreign currency gains (losses), after-tax	$0.6	$13.2	$(25.2)

(1)
Includes the change in deferred foreign currency gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control. Excludes changes in unrealized foreign currency gains (losses) on funds held under reinsurance agreements in foreign banks of $(0.2) million, after-tax.

        The components of OneBeacon's ending net unrealized investment gains and losses on its investment portfolio were as follows:

	Year ended December 31,
	2007	2006
	($ in millions)
Investment securities:(1)
Gross unrealized investment gains	$269.2	$255.3
Gross unrealized investment losses	(32.9)	(18.8)

Net unrealized gains from investment securities	236.3	236.5
Income taxes attributable to such gains	(81.6)	(82.1)

Total net unrealized investment gains, after-tax	$154.7	$154.4

(1)
Does not include deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control of $13.4 million and $18.7 million, after-tax, as of December 31, 2007 and 2006, respectively.

        In connection with the initial public offering, two irrevocable grantor trusts were established to economically defease the Company's mandatorily redeemable preferred stock. The assets of each trust are solely dedicated to payments of dividends and redemption amounts on the mandatorily redeemable preferred stock. The assets held in trust include fixed maturity and short-term investments which are classified and accounted for as held-to-maturity. Prior to the funding of the trusts to economically defease the preferred stock subject to mandatory redemption, OneBeacon did not have any held-to-maturity investments. During the second quarter of 2007, trust assets were utilized to redeem the $20.0 million Zenith Preferred Stock (as defined in Note 11). The carrying value, gross unrealized investment gains and losses, and estimated market values of OneBeacon's fixed maturity held-to-maturity investments, carried at amortized cost, as of December 31, 2007 and 2006, were as follows:

	December 31, 2007
	Carrying Value	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Estimated Fair Value
	($ in millions)
U.S. Government obligations	$305.5	$1.4	$—	$—	$306.9

Total fixed maturity investments	$305.5	$1.4	$—	$—	$306.9

	December 31, 2006
	Carrying Value	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Estimated Fair Value
	($ in millions)
U.S. Government obligations	$305.0	$—	$(1.0)	$—	$304.0

Total fixed maturity investments	$305.0	$—	$(1.0)	$—	$304.0

        The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon's fixed maturity available-for-sale investments as of December 31, 2007 and 2006, were as follows:

	December 31, 2007
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$490.3	$18.3	$(0.1)	$—	$508.5
Debt securities issued by industrial corporations	1,089.7	14.0	(12.9)	7.8	1,098.6
Municipal obligations	8.1	0.4	—	—	8.5
Asset-backed securities	1,061.4	12.0	(1.7)	—	1,071.7
Foreign government obligations	133.4	0.7	(0.1)	—	134.0
Preferred stocks	131.5	7.5	(2.1)	8.4	145.3

Total fixed maturity investments	$2,914.4	$52.9	$(16.9)	$16.2	$2,966.6

	December 31, 2006
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$806.7	$1.8	$(4.2)	$—	$804.3
Debt securities issued by industrial corporations	1,049.9	8.2	(8.4)	10.7	1,060.4
Municipal obligations	8.2	0.4	—	—	8.6
Asset-backed securities	1,091.4	9.4	(3.7)	—	1,097.1
Foreign government obligations	54.7	—	(0.6)	—	54.1
Preferred stocks	110.9	17.1	(0.4)	7.9	135.5

Total fixed maturity investments	$3,121.8	$36.9	$(17.3)	$18.6	$3,160.0

        The cost or amortized cost and carrying value of OneBeacon's fixed maturity available-for-sale investments, including convertible bonds, at December 31, 2007 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2007
	Cost or amortized cost	Carrying value
	($ in millions)
Due in one year or less	$179.0	$179.4
Due after one year through five years	1,275.7	1,305.4
Due after five years through ten years	231.9	241.6
Due after ten years	415.7	412.4
Asset-backed securities	1,061.3	1,071.7
Preferred stocks	131.5	145.3

Total	$3,295.1	$3,355.8

        The maturity distribution for fixed maturity held-to-maturity investments held at December 31, 2007 is as follows:

Maturity	Carrying Value	Estimated Fair Value
	($ in millions)
Due within one year	$305.5	$306.9
Due after one through five years	—	—
Due after five through ten years	—	—
Due after ten years	—	—

Total	$305.5	$306.9

        The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon's common equity securities and other investments as of December 31, 2007 and 2006, were as follows:

	December 31, 2007
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$685.3	$158.3	$(13.9)	$2.4	$832.1
Other investments	$292.7	$58.0	$(2.1)	$—	$348.6

	December 31, 2006
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
Common equity securities	$568.9	$169.2	$(0.9)	$(0.1)	$737.1
Other investments	$229.5	$49.2	$(0.6)	$—	$278.1

        Sales and maturities of available-for-sale investments, excluding short-term investments, totaled $2,655.7 million, $2,747.0 million and $3,412.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. There were no non-cash exchanges or involuntary sales of investment securities during 2007, 2006 or 2005.

        OneBeacon's consolidated insurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totaled $302.7 million and $323.6 million as of December 31, 2007 and 2006, respectively.

        OneBeacon participates in a securities lending program whereby it loans investment securities to other institutions for short periods of time. OneBeacon receives a fee from the borrower in return for the use of its assets and its policy is to require collateral equal to approximately 102% of the fair value of the loaned securities, which is held by a third party. All securities loaned can be redeemed on short notice. The total market value of OneBeacon's securities on loan at December 31, 2007 was $425.5 million with corresponding collateral of $438.9 million.

Impairment

        OneBeacon's portfolio of fixed maturity investments is comprised primarily of investment grade corporate debt securities, U.S. government and agency securities and mortgage-backed securities that are classified as available-for-sale. At December 31, 2007, approximately 91% of OneBeacon's fixed maturity investments, including convertible bonds, received an investment grade rating from Standard & Poor's or, if a given security was unrated by Standard & Poor's, from Moody's Investor Services.

OneBeacon expects to continue to invest primarily in high quality, fixed maturity investments. Nearly all the fixed maturity investments currently held by OneBeacon are publicly traded, and as such are considered to be liquid.

        Temporary losses on investment securities are recorded as unrealized losses. Temporary losses do not impact net income and earnings per share but serve to reduce comprehensive net income and common shareholders' equity. Unrealized losses subsequently identified as other-than-temporary impairments are recorded as realized losses. Other-than-temporary impairments previously recorded as unrealized losses do not impact comprehensive net income and common shareholders' equity but serve to reduce net income and earnings per share.

        OneBeacon's methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the balance sheet date. As a result, subsequent adverse changes in an issuers' credit quality or subsequent weakening of market conditions that differ from expectations could result in additional other-than-temporary impairments. In addition, the sale of a fixed maturity security with a previously recorded unrealized loss would result in a realized loss. Either of these situations would adversely impact net income and earnings per share but would not impact comprehensive net income and common shareholders' equity.

        The following table presents an analysis of the continuous periods during which OneBeacon has held investment positions which were carried at an unrealized loss as of December 31, 2007. The table excludes short-term investments for which cost approximates fair value, held-to-maturity investments which are carried at amortized cost and convertible bonds for which changes in fair value are recorded through income:

	December 31, 2007
	0-6 Months	6-12 Months	> 12 Months	Total
	($ in millions)
Fixed maturity investments:
Number of positions	36	24	51	111
Market value	$405.5	$264.8	$223.6	$893.9
Amortized cost	$411.8	$273.1	$225.9	$910.8
Unrealized loss	$(6.3)	$(8.3)	$(2.3)	$(16.9)
Common equity securities:
Number of positions	17	2	—	19
Market value	$97.0	$15.5	$—	$112.5
Amortized cost	$109.2	$17.2	$—	$126.4
Unrealized loss	$(12.2)	$(1.7)	$—	$(13.9)
Other investments:
Number of positions	3	1	1	5
Market value	$19.3	$4.1	$0.3	$23.7
Amortized cost	$21.0	$4.4	$0.4	$25.8
Unrealized loss	$(1.7)	$(0.3)	$(0.1)	$(2.1)
Total:
Number of positions	56	27	52	135
Market value	$521.8	$284.4	$223.9	$1,030.1
Amortized cost	$542.0	$294.7	$226.3	$1,063.0
Unrealized loss	$(20.2)	$(10.3)	$(2.4)	$(32.9)
% of total gross unrealized losses	62%	31%	7%	100%

        During the years ended December 31, 2007, 2006 and 2005, OneBeacon recognized pre-tax other-than-temporary impairment charges of $12.7 million, $5.5 million and $58.0 million, respectively.

The charges taken in 2007 and 2006 did not include any positions which were individually significant. The charge taken in 2005 was primarily due to OneBeacon's investment in Montpelier. During 2005, the market value of Montpelier common shares decreased from $38.45 per share to $18.90 per share. OneBeacon's original cost of this investment was $105.0 million which was subsequently increased by $65.3 million in equity in earnings recorded by OneBeacon from 2001 to March 2004, the period in which it accounted for the investment under the equity method of accounting. The impairment charge represented the difference between OneBeacon's GAAP cost of $170.3 million and the investment's fair value of $115.7 million at December 31, 2005.

        OneBeacon believes that the gross unrealized losses relating to its fixed maturity investments at December 31, 2007 resulted primarily from increases in market interest rates from the dates that certain investments within that portfolio were acquired as opposed to fundamental changes in the credit quality of the issuers of such securities. OneBeacon views these decreases in value as being temporary because it has the intent and ability to retain such investments until recovery. However, should OneBeacon determine that it no longer has the intent and ability to hold a fixed maturity investment that has an existing unrealized loss resulting from an increase in market interest rates until it recovers, this loss would be realized through the income statement at the time such determination is made. OneBeacon also believes that the gross unrealized losses recorded on its common equity securities and its other investments at December 31, 2007 resulted primarily from decreases in quoted market values from the dates that certain investments securities within that portfolio were acquired as opposed to fundamental changes in the issuer's financial performance and near term financial prospects. Therefore, these decreases are also viewed as being temporary. However, due to the inherent risk involved in investing in the equity markets, it is possible that the decrease in market value of these investments may ultimately prove to be other than temporary. At December 31, 2007, OneBeacon's investment portfolio did not include any individual investment securities with an after-tax unrealized loss of more than $3.0 million for more than a six-month period.

NOTE 7. Debt

        OneBeacon's debt outstanding as of December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
	($ in millions)
Senior unsecured notes ("Senior Notes"), at face value	$700.0	$700.0
Unamortized original issue discount	(1.1)	(1.3)

Senior Notes, carrying value	698.9	698.7

Bank Facility	—	—
Mortgage note on real estate owned	40.8	40.8
Atlantic Specialty Note	18.0	20.0

Total debt	$757.7	$759.5

        A schedule of contractual repayments of OneBeacon's debt as of December 31, 2007 follows:

December 31, 2007
($ in millions)
Due in one year or less	$2.1
Due in two to three years	5.5
Due in four to five years	5.7
Due after five years	745.5

Total	$758.8

Senior Notes

        In May 2003, Fund American Companies, Inc. ("Fund American"), a wholly-owned subsidiary of the Company, issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the "Senior Notes"). The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains. Fund American incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum. At December 31, 2007, Fund American was in compliance with all of the covenants under the Senior Notes.

        White Mountains has provided and, pursuant to a separation agreement, continues to provide an irrevocable and unconditional guarantee as to the payment of principal and interest on the Senior Notes. See Note 18.

Bank Facility

        In November 2006, Fund American established a $75.0 million revolving credit facility that matures in November 2011 (the "Bank Facility"). As of December 31, 2007, the Bank Facility was undrawn. At December 31, 2007, OneBeacon was in compliance with all of the covenants under the Bank Facility, and anticipates it will continue to remain in compliance with these covenants for the foreseeable future.

Mortgage Note on Real Estate Owned

        In connection with its December 2005 purchase of land and an office building that is now its U.S. headquarters, OneBeacon entered into a $40.8 million, 18-year mortgage note which has a variable interest rate based upon the lender's 30-day LIBOR rate. As of December 31, 2007, OneBeacon had drawn the full amount of $40.8 million on the mortgage note. Repayment will commence in January 2009.

        Concurrent with entering into the mortgage note, OneBeacon also entered into an interest rate swap to hedge its exposure to the variability in the interest rate on the mortgage note. The notional amount of the swap is equal to the debt outstanding on the mortgage note and will be adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap are equal at all times. Under the terms of the swap, OneBeacon pays a fixed interest rate of approximately 6% and receives a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap is reported in interest expense. Changes in the fair value of the interest rate swap, which was a

$1.1 million after-tax loss and $0.6 million after-tax gain, for the years ended December 31, 2007 and 2006, respectively, is reported as a component of other comprehensive income.

Other Debt of Operating Subsidiaries

        In connection with the acquisition of Atlantic Specialty Insurance Company on March 31, 2004, OneBeacon issued a $20.0 million ten-year note to the seller (the "Atlantic Specialty Note"). OneBeacon is required to repay $2.0 million of principal on the notes per year, commencing in January 2007. The note accrues interest at a rate of 5.2% except that the outstanding principal amount in excess of $15.0 million accrues interest at a rate of 3.6%.

Interest

        Total interest expense incurred by OneBeacon for its indebtedness was $45.2 million, $45.5 million and $44.1 million in 2007, 2006 and 2005, respectively. Total cash interest paid by OneBeacon for its indebtedness was $44.3 million, $43.4 million and $44.1 million in 2007, 2006 and 2005, respectively.

NOTE 8. Income Taxes

        OneBeacon is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company's worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

        OneBeacon's U.S. subsidiaries join in the filing of a Federal consolidated tax return. The consolidated parent is Fund American Financial Services, Inc. For all years, the companies included within the U.S. consolidated tax return are parties to a tax sharing agreement which provides that each company pays the amount of income taxes or estimated tax or receives refunds that it would have to make or be entitled to if it filed its own separate tax return. As a result, certain companies have made payments, and received refunds from the consolidated parent that are different than amounts payable to the Internal Revenue Service. In connection with the initial public offering, settlements of outstanding intercompany tax balances were made with companies which were transferred out of OneBeacon. The companies that are domiciled outside of the United States file separate returns for the appropriate jurisdictions.

        The total income tax provision for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	Year ended December 31,
	2007	2006	2005
	($ in millions)
Current tax provision (benefit):
Federal	$104.9	$48.9	$(27.5)
State	0.6	(0.2)	—
Non-U.S.	0.4	0.5	1.1

Total current tax provision (benefit)	105.9	49.2	(26.4)

Deferred tax provision:
Federal	42.0	19.7	108.5
State	—	—	—
Non-U.S.	—	—	—

Total deferred tax provision	42.0	19.7	108.5

Total income tax provision	$147.9	$68.9	$82.1

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of OneBeacon's deferred tax assets and liabilities follows:

	December 31,
	2007	2006
	($ in millions)
Deferred income tax assets related to:
Unearned premiums	$64.8	$65.3
Discounting of loss and LAE reserves	41.5	47.3
Compensation and bonus accruals	37.1	49.5
U.S. net operating loss and tax credit carryforwards	25.1	37.1
Deferred compensation plans	23.7	22.9
Fixed assets	7.1	8.7
Allowance for doubtful accounts	6.5	2.8
Other accrued compensation	2.3	2.8
Involuntary pool and guaranty fund accruals	1.7	4.5
Pension and benefit accruals	0.9	9.5
Other items	14.7	7.4

Total gross deferred income tax assets	225.4	257.8
Less valuation allowance	(13.8)	(13.0)

Total net deferred income tax assets	211.6	244.8

Deferred income tax liabilities related to:
Net unrealized investment gains	81.6	82.1
Deferred acquisition costs	69.7	64.2
Investment basis differences	13.3	10.5
Foreign currency translation on investments	6.6	6.4
Purchase accounting	6.1	11.7
Other items	10.8	8.7

Total deferred income tax liabilities	188.1	183.6

Net deferred tax asset	$23.5	$61.2

        The total net deferred tax asset relates solely to the U.S. consolidated return group.

        At December 31, 2007 and 2006, a valuation allowance of $13.8 million and $13.0 million, respectively, was established for the net deferred tax assets of the consolidated insurance reciprocals which file separate consolidated returns.

        OneBeacon believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the deferred tax asset balances (net of valuation allowance) carried at December 31, 2007 and 2006.

        A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of OneBeacon's worldwide operations are taxed) to the income tax provision on pre-tax earnings follows:

	Year ended December 31,
	2007	2006	2005
	($ in millions)
Tax provision at the U.S. statutory rate	$139.5	$106.4	$92.0
Differences in taxes resulting from:
Non-deductible preferred stock dividends and accretion	22.9	20.5	18.3
Tax reserve adjustments	1.8	(18.0)	(3.2)
Tax exempt interest and dividends	(3.6)	(19.7)	(1.8)
Change in valuation allowance	2.5	7.6	2.1
Non-U.S. earnings, net of foreign taxes	(29.1)	(32.0)	(30.9)
Withholding tax	14.5	—	—
Other, net	(0.6)	4.1	5.6

Total income tax provision on pre-tax earnings	$147.9	$68.9	$82.1

        The non-U.S. component of pre-tax income was $84.4 million, $92.8 million and $91.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        At December 31, 2007, there were U.S. net operating loss carryforwards of approximately $36.1 million available which will begin to expire in 2011. Included in these tax losses are losses of $11.3 million subject to an annual limitation on utilization under Internal Revenue Code Section 382. Also included in these losses are net operating losses of $23.3 million related to the insurance reciprocals which file separate consolidated tax returns.

        Subsequent to the passage of the Jobs Creation Act of 2004, which extended the carryforward period for utilization of a foreign tax credit, Fund American Financial Services, Inc. filed amended U.S. tax returns to claim a credit rather than a deduction for foreign taxes paid. At December 31, 2007, there were foreign tax credit carryforwards available of approximately $12.5 million, of which $11.9 million will expire in 2010. The remaining credit will expire between 2014 - 2016.

        On January 1, 2007 OneBeacon adopted FIN 48 which prescribes when the benefit of a given tax position should be recognized and how it should be measured. In connection with the adoption of FIN 48, OneBeacon has recognized a $0.3 million increase in the liability for unrecognized tax benefits, primarily as a result of increases in its estimates of accrued interest. The effect of adoption has been recorded as an adjustment to opening retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

($ in millions)
Balance at January 1, 2007	$56.0
Additions for tax positions of prior years	1.9

Balance at December 31, 2007	$57.9

        Included in the balance at December 31, 2007, are $6.1 million of tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The remaining balance of $51.8 million, if recognized, would be recorded as a reduction to income tax expense. This remaining balance includes $40.8 million of tax positions that are covered by the Tax Make Whole Arrangement with White Mountains, which fixes the Company's overall liability for these items at the amount recorded. See Note 18 for further details.

        FIN 48 also addresses how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense should be recognized in the first period interest would be accrued under the tax law. OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the year ended December 31, 2007 OneBeacon recognized $1.2 million in interest expense, net of federal benefit. The balance of accrued interest at December 31, 2007 is $4.5 million, net of federal benefit.

        With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service (IRS) commenced an examination of OneBeacon's U.S. income tax returns for 2003 through 2004 in the second quarter of 2006 that is anticipated to be completed by the end of 2008. As of December 31, 2007, the IRS has not proposed any significant adjustments to taxable income. Due to the uncertainty of the outcome of the on-going IRS examination, OneBeacon cannot estimate the range of reasonably possible changes to is unrecognized tax benefits at this time. However, OneBeacon does not expect to receive any adjustments that would result in a material change to its financial position.

        Net cash payments (refunds) for Federal income taxes, including those related to companies included in discontinued operations and tax sharing payments, totaled $132.1 million, $(4.2) million and $(5.3) million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 9. Retirement and Postretirement Plans

        OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001 and remain actively employed with OneBeacon. Current plans include a OneBeacon qualified pension plan, the "Qualified Plan" and a OneBeacon non-qualified pension plan, the "Non-qualified Plan" (collectively the "Plans"). OneBeacon's pension plans were curtailed in the fourth quarter of 2002. The Plans no longer add new participants or increase benefits for existing participants. Non-vested plan participants continue to vest during their employment with OneBeacon, which effectively causes the projected benefit obligation to equal the accumulated benefit obligation.

        The benefits for the Plans are based primarily on years of service and employees' pay through December 31, 2002. Participants generally vest after five years of continuous service. OneBeacon's funding policy is consistent with the funding requirements of Federal laws and regulations.

        In addition to the defined benefit plans, OneBeacon had a contributory postretirement benefit plan which provided medical and life insurance benefits to pensioners and survivors. OneBeacon's funding policy was to make contributions to the Plans that were necessary to cover their current obligations.

        In the fourth quarter of 2005, OneBeacon settled its postretirement benefit obligation through the funding of an independent trust to provide benefits for covered participants in the amount of $31.2 million. Upon completing the funding of the independent trust, OneBeacon terminated the postretirement benefit plan. OneBeacon's settlement of its postretirement benefit obligation and termination of the plan resulted in recognition of a $53.6 million gain. As the result of settling and terminating the post-retirement benefit plan, disclosure of obligations and funded status as well as various assumptions is not applicable.

        On July 11, 2007, the Company settled approximately 80% of the Qualified Plan liabilities through the purchase of two group annuity contracts for $398.5 million from Transamerica Life Insurance Company and Hartford Life Insurance Company ("Hartford Life"). In accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Qualified Plan's obligations were re-measured in connection with this settlement. As a result of the partial settlement and re-measurement, the Company recognized a gain of $25.6 million through pre-tax income ($6.3 million as a reduction to loss and LAE, allocated to claims department employees, and $19.3 million as a reduction to other underwriting expenses) and a pre-tax loss of $2.5 million through other comprehensive income in the third quarter of 2007. The remaining Qualified Plan liabilities are primarily attributable to Qualified Plan participants who remain actively employed by OneBeacon.

        The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the various pension plans at December 31, 2007 and 2006:

	2007	2006
	($ in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$534.1	$507.3
Service cost	2.1	2.6
Interest cost	16.7	27.7
Settlement gain	(398.5)	—
Special termination benefit cost	1.8	1.6
Assumption changes	(4.8)	36.9
Actuarial loss	1.6	3.3
Benefits and expenses paid with plan assets, net of participant contributions	(28.4)	(42.2)
Benefits paid directly by OneBeacon	(3.0)	(3.1)

Projected benefit obligation at end of year	$121.6	$534.1

Change in plan assets:
Fair value of plan assets at beginning of year	$532.7	$488.0
Actual return on plan assets	39.7	83.4
Employer contributions	—	—
Benefits and expenses paid, net of participant contributions	(28.4)	(42.2)
Settlement gain	(398.5)	—
Other adjustments	—	3.5

Fair value of plan assets at end of year	$145.5	$532.7

Funded status at end of year	$23.9	$(1.4)

        The funded status of the consolidated pension plans at December 31, 2007 was $23.9 million, which represents an over-funding of $51.8 million related to the Qualified Plan and an under-funding of $27.9 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $18.2 million in irrevocable rabbi trusts for the benefit of Non-qualified Plan participants. In accordance with GAAP, the assets held in the rabbi trusts are not reflected in the funded status of the consolidated pension plans as presented.

        Amounts recognized in the financial statements consist of:

	December 31,
	2007	2006
	($ in millions)
Prepaid benefit cost recorded in other assets	$51.8	$27.4
Accrued benefit cost recorded in other liabilities	(27.9)	(28.8)

Net amount recognized in the financial statements	$23.9	$(1.4)

        The accumulated benefit obligation for all defined benefit pension plans was $121.6 million and $534.1 million at December 31, 2007 and 2006, respectively.

        Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	2007	2006
	($ in millions)
Projected benefit obligation	$27.9	$28.8
Accumulated benefit obligation	$27.9	$28.8
Fair value of plan assets	$—	$—

        Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

	2007	2006
	($ in millions)
Projected benefit obligation	$93.6	$505.3
Accumulated benefit obligation	$93.6	$505.3
Fair value of plan assets	$145.5	$532.7

        The incremental effect of applying SFAS 158 on individual line items in the statement of financial position for the year ended December 31, 2006, was as follows:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	($ in millions)
Prepaid benefit cost recorded in other assets	$18.6	$8.8	$27.4
Accrued benefit cost recorded in other liabilities	28.8	—	28.8
Deferred federal income taxes	64.3	(3.1)	61.2
Accumulated other comprehensive income	181.2	5.7	186.9
Total common shareholders' equity	1,771.5	5.7	1,777.2

        The amounts recognized in accumulated other comprehensive income (loss) on a before tax basis for the years ended December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
	($ in millions)
Accumulated other comprehensive income (loss) beginning balance	$3.1	$(5.3)
Increase (decrease) in accumulated other comprehensive income (loss):
Amortization of net actuarial losses recognized during the year	0.3	—
Net actuarial losses occurring during the year	(0.4)	—
Increase in accumulated other comprehensive loss prior to adoption of SFAS 158	—	(0.4)
Adjustment to adopt SFAS 158	—	8.8

Accumulated other comprehensive income ending balance	$3.0	$3.1

        The amount in accumulated other comprehensive income, on a before tax basis, that has not yet been recognized as a component of net periodic benefit cost for the year ended December 31, 2007 is attributable to net losses. During 2008, OneBeacon expects $0.3 million will be amortized from accumulated other comprehensive income into net periodic benefit cost.

        The components of net periodic benefit costs for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
	($ in millions)
Service cost	$2.1	$2.6	$1.1	$—	$—	$0.1
Interest cost	16.7	27.7	28.5	—	—	2.8
Expected return on plan assets	(17.7)	(30.6)	(30.6)	—	—	—
Amortization of prior service benefit	—	—	—	—	—	(4.1)
Amortization of unrecognized loss	0.3	0.3	0.1	—	—	—

Net periodic pension cost (income) before settlements, curtailments and special termination benefits	1.4	—	(0.9)	—	—	(1.2)
Settlement gain	(25.6)	—	—	—	—	—
Special termination benefits expense(1)	1.8	1.6	2.8	—	—	—

Total net periodic benefit (income) cost	$(22.4)	$1.6	$1.9	$—	$—	$(1.2)

(1)
Special termination benefits are additional payments made from the pension plan when a vested participant's employment is terminated due to a reduction in force.

Assumptions

        The weighted average assumptions used to determine benefit obligations at December 31, 2007 and 2006 were:

	December 31,
	2007	2006
Discount rate	5.750%	5.027%

        The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2007 and 2006 were:

	December 31,
	2007	2006
Discount rate	5.096%	5.500%
Expected long-term rate of return on plan assets	5.400%	6.500%

        OneBeacon's discount rate assumptions used to account for the Qualified and Non-qualified Plans reflect the rates at which the benefit obligations could be effectively settled. For 2006, these rates were determined based on consideration of published yields for high quality long-term corporate bonds and U.S. Treasuries, as well as quotes on insurance company annuity contracts. For 2007, in addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and quotes on insurance company annuity contracts, consideration was given to a cash flow matching analysis utilizing the Citigroup Pension Discount Curve and Liability Index.

        OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its pension plan assets at both December 31, 2007 and 2006 to develop expected rates of return for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. Although the expected investment return assumption is long-term in nature, the range of reasonable returns had dropped over the past few years as a consequence of lower inflation and lower bond yields.

Plan Assets

        OneBeacon's pension plans' asset allocations at December 31, 2007 and 2006, by asset category were as follows:

	Plan Assets at December 31,
Asset Category
	2007	2006
Fixed maturity investments	19%	32%
Common equity securities	24	42
Convertible securities	50	20
Cash and short-term investments	7	6

Total	100%	100%

        The majority of the Plans' assets are managed by WM Advisors ("WM Advisors"), a subsidiary of White Mountains, and Prospector Partners, LLC ("Prospector"), both related parties (see Note 18). The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.

        The investment management process integrates the risks and returns available in the investment arena with the risks and returns available to the Plans in establishing the proper allocation of invested assets. The asset classes include fixed income, equity, convertible securities, and cash and cash equivalents. The factors examined in establishing the appropriate investment mix include the outlook for risk and return in the various investment markets and sectors, and the long-term need for capital growth.

Cash Flows

        OneBeacon does not expect to make a contribution to its pension plans in 2008. OneBeacon expects to pay $2.8 million of benefit payments related to the Non-qualified Plan, for which OneBeacon has established assets held in rabbi trusts.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments
($ in millions)
2008	$5.3
2009	5.8
2010	6.2
2011	6.7
2012	7.1
2013-2017	41.2

Other Benefit Plans

        OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of employees. The contributory plan provides qualifying employees with matching contributions of up to 6% of salary (subject to Federal limits on allowable contributions in a given year). Total expense for the plan was $3.7 million, $4.9 million and $4.7 million in 2007, 2006 and 2005, respectively.

        Following the curtailment of the Qualified Plan and effective January 1, 2003, OneBeacon replaced its Qualified Plan with an employee stock ownership plan. See Note 10.

        OneBeacon had a post-employment benefit liability of $9.0 million and $9.6 million related to its long-term disability plan at December 31, 2007 and 2006, respectively.

NOTE 10. Employee Share-Based Incentive Compensation Plans

        OneBeacon's share-based compensation plans consist of performance shares and stock options granted in connection with the initial public offering. OneBeacon's share-based compensation plans are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. OneBeacon's board of directors (the "Board") believes that share-based compensation for its key employees should be payable in full only if OneBeacon achieves superior returns for its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. See "Performance Shares" below. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of the Company's deferred compensation plans. OneBeacon expenses the full cost of all its share-based compensation. As a result, OneBeacon's calculation of such return includes the full expense of all outstanding share-based compensation awards.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS 123R"), which is a revision to SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective January 1, 2006, OneBeacon adopted SFAS 123R to account for its share-based compensation under the modified prospective method of adoption. Under this method of adoption, SFAS 123R applies to new grants of share-based awards, awards modified after the effective date and the remaining portion of the fair value of the unvested awards at the adoption date. The unvested portion of OneBeacon performance share awards, as well as new awards, such as the stock options granted in connection with the initial public offering, are subject to the fair value measurement and recognition requirements of SFAS 123R.

        Prior to adoption of SFAS 123R, OneBeacon accounted for its share-based compensation plans under the recognition and measurement principles of APB 25, and related interpretations, and the disclosure provisions of SFAS 123. The accounting treatment for OneBeacon's performance share awards under APB 25 was identical to the method prescribed by SFAS 123, whereby the liability for performance share awards was measured each period based upon the current market price of the underlying common shares. Under APB 25, the liability for the compensation cost for performance share awards was measured each period based upon the current market price of the underlying common shares. Forfeitures were recognized as they occurred. Upon adoption of SFAS 123R an estimate of future forfeitures was incorporated into the determination of the compensation cost for performance shares. The effect of this change was immaterial.

OneBeacon Long-Term Incentive Plan (the "Incentive Plan")

        The Incentive Plan provides for granting various types of share-based incentive awards including performance shares, performance units, options, share appreciation rights and restricted shares to certain key employees of OneBeacon. The Incentive Plan was adopted by the Board in October 2006. Prior to adoption of the Incentive Plan, share-based awards were granted under the OneBeacon Phantom Share WTM Plan. In February 2007, the Board approved, subject to the approval of shareholders, the 2007 "OneBeacon Long-Term Incentive Plan". Shareholders granted their approval in May 2007. Any future awards will be granted under this plan.

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

        Through 2006, the principal performance share goal had been White Mountains' after-tax corporate return on equity as measured by growth in its intrinsic value per share ("ROE"). In determining intrinsic value per share, White Mountains' Compensation Committee of its Board of Directors had considered the White Mountains' growth in economic value per share with some attention to growth in tangible book value per share and growth in market value per share. This proprietary measure was viewed by White Mountains' and OneBeacon's management as being an objective and conservative measure of the value of White Mountains' stock and included the cost of all outstanding compensation awards.

        In February 2007, the OneBeacon Compensation Committee of the Board approved the principal performance share goal of the Incentive Plan to be the after tax corporate return on equity as measured by growth in its intrinsic business value per share ("ROE"). In determining the intrinsic business value per share, the Compensation Committee has considered the growth in the adjusted book value per share and underwriting return on equity with some attention to growth in the market value per share. This proprietary measure is viewed by OneBeacon's management as being an objective and conservative measure of the value of OneBeacon's stock and includes the cost of all outstanding compensation awards.

        Prior to February 2007, the value of OneBeacon's performance shares was based upon the market price of an underlying White Mountains common share ("WTM Performance Shares"). In February 2007, all of OneBeacon's WTM Performance Shares outstanding were replaced with performance shares whose value is based upon the market price of an underlying OneBeacon common share ("OB Performance Shares").

        The following summarizes performance share activity for OB Performance Shares for the year ended December 31, 2007:

	Year ended December 31, 2007
	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	—	$—
Payments and deferrals	—	—
New awards	934,131	—
Forfeitures and net change in assumed forfeitures	(158,638)	(0.2)
Transfers in (1)	282,701	4.1
Expense recognized	—	5.3

End of period	1,058,194	$9.2

(1)
In February 2007, OneBeacon's WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

        The following summarizes performance share activity for WTM Performance Shares for the years ended December 31, 2007, 2006 and 2005:

	Year ended December 31,
	2007		2006		2005
	Target WTM Performance Shares outstanding	Accrued expense	Target WTM Performance Shares outstanding	Accrued expense	Target WTM Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	16,470	$7.8	44,700	$24.8	199,710	$210.2
Payments and deferrals (1)(2)(3)	(4,400)	(3.7)	(12,600)	(13.4)	(163,375)	(180.3)
New awards	—	—	20,235	—	24,100	—
Forfeitures and net change in assumed forfeitures	—	—	(412)	(0.1)	(15,735)	(10.2)
Transfers out (4)(5)	(12,070)	(4.1)	(35,865)	(10.3)	—	—
Expense recognized	—	—	—	6.8	—	5.1

End of period	—	$—	16,058	$7.8	44,700	$24.8

(1)
Performance share payments in 2007 for the 2004-2006 performance cycle were made at 166% of target, based upon a performance factor of 145%.

(2)
Performance share payments in 2006 for the 2003-2005 performance cycle were made at 152% of target, based upon a performance factor of 142%.

(3)
Performance share payments in 2005 for the 2002-2004 performance cycle ranged from 125% to 185% of target, based upon a performance factor from 135% to 200%.

(4)
In February 2007, OneBeacon's WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

(5)
Represents the transfer of employee liabilities associated with business formerly held by OneBeacon that were unrelated to its ongoing operations.

        The following summarizes performance shares outstanding and accrued performance share expense at December 31, 2007 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2005—2007	117,363	$1.7
2006—2008	141,522	1.9
2007—2009	826,395	5.8

Sub-total	1,085,280	9.4
Assumed forfeitures	(27,086)	(0.2)

Total at December 31, 2007	1,058,194	$9.2

        If 100% of the outstanding performance shares had been vested on December 31, 2007, the total additional compensation cost to be recognized would have been $11.7 million, based on current accrual factors (common share price and payout assumptions).

        All performance shares earned for the 2003-2005 and the 2004-2006 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company's subsidiaries.

        At December 31, 2007, 826,395, 141,522 and 117,363 performance shares had been granted at target and remained outstanding under the Incentive Plan for the three-year performance periods beginning 2007, 2006 and 2005, respectively. During 2005, the Company cancelled 3,000 target performance shares for both three-year performance periods beginning 2004 and 2005. During 2005, 49,275 performance shares (relating to the 2002-2004 performance period) were earned under the White Mountains' Long-Term Incentive Plan based on payout levels ranging from 160% to 180% of target, totaling $31.0 million.

        The targeted performance goal for full payment of the outstanding performance shares granted during 2007, 2006 and 2005 under the OneBeacon Phantom Share WTM Plan is the attainment of an ROE of 13%. At an ROE of 6% or less, no performance shares would be earned and at an ROE of 20% or more, 200% of performance shares would be earned.

        At December 31, 2007, there were 0 phantom performance shares outstanding under the Incentive Plan for the three-year performance periods beginning 2007, 2006 and 2005, respectively. During 2006, no performance shares were earned under the Incentive Plan. During 2005, 238,010 performance shares (relating to the 2002-2004 performance period) were earned under the Incentive Plan based on payout levels ranging from 135% to 200% of target, totaling $149.3 million.

Stock Options

        At December 31, 2007, the Company had 1,324,306 options outstanding representing 1.3% of common shares outstanding. These options which were issued in November 2006 in connection with the initial public offering to certain key employees as a one-time incentive, vest in equal installments on each of the third, forth and fifth anniversaries of issuance. These options expire five and a half years from the anniversary of issuance. Each option has a per share exercise price of $30.00. The fair value of each option award at grant date was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30.0%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5.0%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years. The unrecognized compensation expense associated with the options as of December 31, 2007 is $5.0 million and is being recognized ratably over four years. The Company recognized compensation expense of $1.2 million and $0.2 million in connection with these options in 2007 and 2006, respectively.

        The following summarizes option activity for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007		2006
	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense
	(in millions)
Beginning of year	1,420,000	$0.2	—	$—
New awards	—	—	1,420,000	—
Actual forfeitures	(95,694)	—	—	—
Exercised	—	—	—	—
Expense recognized	—	1.2	—	0.2

End of year	1,324,306	$1.4	1,420,000	$0.2

Other Share-Based Compensation

        OneBeacon Insurance Company ("OBIC"), a wholly-owned subsidiary of the Company, sponsors two defined contribution plans, the OneBeacon 401(k) Savings Plan ("401(k) Plan") which offers participants the ability to invest their balances in several different investment options, including the common shares of White Mountains and subsequent to the initial public offering, the common shares of the Company. As of December 31, 2006, the 401(k) Plan owned less than 1% of either of the total White Mountains common shares outstanding or the total Company shares outstanding.

        OBIC also sponsors an employee stock ownership plan ("ESOP"), which is a OneBeacon-funded benefit plan. The ESOP provides all of its participants with an annual base contribution in common shares (common shares of White Mountains prior to 2007, and beginning in 2007, common shares of the Company) equal to 3% of their salary, up to the applicable Social Security wage base (or $97,500 with respect to 2007). Additionally, those participants not otherwise eligible to receive certain other Company benefits can earn a variable contribution up to an additional 6% of their salary, capped at the annual covered compensation limits ($225,000 for 2007), contingent upon OneBeacon's performance. The variable contribution amounts earned by eligible participants constituted approximately 6%, 6% and 3% of salary for the years ended 2007, 2006 and 2005, respectively. OneBeacon has recorded $15.4 million, $15.5 million and $7.8 million in compensation expense to pay benefits and allocate common shares to participants' accounts for the years ended 2007, 2006 and 2005, respectively.

        In connection with the initial public offering, four common shares of the Company's common stock were awarded to each employee and deposited into participant ESOP accounts. A total of 13,292 shares were awarded and an expense of $0.3 million was recognized in 2006.

        In April 2007, the ESOP was merged into the 401(k) Plan to form the OneBeacon 401(k) Savings and Employee Stock Ownership Plan ("KSOP"). As of December 31, 2007, the KSOP owned less than 1% of either of the total White Mountains common shares outstanding or the total Company shares outstanding.

        All common shares held by the KSOP, and prior to the merger, both the 401(k) Plan and ESOP, are considered outstanding for EPS computations.

        As of December 31, 2007, the Company has no outstanding share appreciation rights or restricted share awards.

NOTE 11. Mandatorily Redeemable Preferred Stock of Subsidiaries

Mandatorily Redeemable Preferred Stock

        OneBeacon has two classes of mandatorily redeemable preferred stock of subsidiaries. These instruments are classified as liabilities and are carried at their historical carrying values. Dividends and accretion on OneBeacon's mandatorily redeemable preferred stock have been recorded as interest expense. During the years ended December 31, 2007, 2006 and 2005, OneBeacon recorded $65.4 million, $58.6 million and $52.4 million, respectively, as interest expense on preferred stock (of which $36.1 million, $28.3 million and $22.1 million, respectively, represented accretion of discount).

Berkshire Preferred Stock

        As part of the financing for the OneBeacon Acquisition, Berkshire invested a total of $300 million in cash, of which (1) $225 million was for the purchase of cumulative non-voting preferred stock of Fund American (the "Berkshire Preferred Stock"), which has a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 common shares of White Mountains. The Berkshire Preferred Stock is entitled to a dividend of no less than 2.35% per quarter and is mandatorily redeemable on May 31, 2008. The Berkshire Preferred Stock was initially recorded at $145.2 million, as the aggregate proceeds received from Berkshire of $300 million were allocated between the Berkshire Preferred Stock and the warrants, based on their relative fair values in accordance with Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". Through December 31, 2007, the carrying value of the Berkshire Preferred Stock had been accreted up to $278.4 million.

        During each of the years ended December 31, 2007, 2006 and 2005, OneBeacon declared and paid dividends of $28.3 million on the Berkshire Preferred Stock and recorded $36.1 million, $28.3 million and $22.1 million, respectively, of related accretion charges.

Zenith Preferred Stock

        Also in connection with the financing for the OneBeacon Acquisition, Zenith Insurance Company ("Zenith") purchased $20.0 million in cumulative non-voting preferred stock of a subsidiary of the Company (the "Zenith Preferred Stock"). The Zenith Preferred Stock was entitled to a dividend of no less than a 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% per quarter thereafter and was mandatorily redeemable on May 31, 2011. At the Company's option, the Zenith Preferred Stock was redeemed on June 30, 2007 for $20.0 million, its redemption value. During the years ended December 31, 2007, 2006 and 2005, OneBeacon declared and paid dividends of $1.0 million, $2.0 million and $2.0 million, respectively, on the Zenith Preferred Stock.

        As described in Note 1, in connection with the initial public offering and as part of the reorganization, OneBeacon created two irrevocable grantor trusts and funded them with assets sufficient to make the remaining dividend and redemption payments for the $20 million Zenith Preferred Stock and the $300 million Berkshire Preferred Stock. The creation and funding of the trusts does not legally defease the preferred stock or create any additional rights for the holders of the preferred stock, although the assets in the trusts remain segregated from OneBeacon's other general assets and are not available for any use other than the payment of the Zenith Preferred Stock and the Berkshire Preferred Stock. Assets held in one of the trusts were used to redeem the Zenith Preferred Stock in June 2007, for $20 million, its redemption value, while assets held in the remaining trust will be used to redeem the Berkshire Preferred Stock in May of 2008. The assets held in trust remain subject to the claims of Fund American's creditors in the event that Fund American becomes insolvent.

NOTE 12. Common Shareholders' Equity

Distributions

        During 2006, OneBeacon made distributions to White Mountains totaling $72.4 million, of which $58.8 million was paid in cash. These distributions were made prior to the initial public offering and were recorded as a $60.4 million return of capital and a $12.0 million dividend from retained earnings.

        During 2006, OneBeacon sold one of its inactive licensed subsidiaries, HCIC, to a subsidiary of White Mountains. In connection with the sale of HCIC, OneBeacon recorded a $6.0 million gain as additional paid in capital.

Common Shares Repurchased and Retired

        On August 22, 2007, OneBeacon's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During 2007, 1.6 million Class A common shares were repurchased for $33.0 million and retired. The average cost per share repurchased was $21.23. At December 31, 2007, OneBeacon had $167.0 million of capacity remaining under the original $200.0 million authorized. See Note 21 for discussion regarding the share repurchase program.

Dividends on Common shares

        During 2007, the Company declared and paid cash dividends totaling $83.7 million or $0.84 per Class A common share. See Note 22 for further information regarding dividends.

NOTE 13. Statutory Capital and Surplus

        OneBeacon's insurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners uses risk-based capital ("RBC") standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2007, OneBeacon's active insurance operating subsidiaries met their respective RBC requirements.

        OneBeacon's combined policyholders' surplus as reported to various regulatory authorities as of December 31, 2007 and 2006, was $1,920.9 million and $2,013.1 million, respectively. OneBeacon's consolidated combined statutory net income for the years ended December 31, 2007, 2006 and 2005 was $335.2 million, $372.0 million and $212.7 million, respectively. The principal differences between OneBeacon's combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts, market value adjustments for debt securities and recognition of pension plan curtailment gains. OneBeacon's insurance subsidiaries' statutory policyholders' surplus at December 31, 2007 was in excess of the minimum requirements of relevant state insurance regulations.

Dividend Capacity

        Under the insurance laws of the states and jurisdictions under which OneBeacon's insurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.

        Generally, OneBeacon's regulated insurance operating subsidiaries have the ability to pay dividends during any twelve month period without the prior approval of regulatory authorities in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based upon 2007 statutory net income OneBeacon's top tier regulated insurance operating subsidiaries have the ability to pay approximately $346 million of dividends during 2008 without prior approval of regulatory authorities, subject to the availability of unassigned funds. At December 31, 2007, OneBeacon's top tier regulated insurance operating subsidiaries had approximately $1.5 billion of unassigned funds available for dividend distribution.

        In addition, as of December 31, 2007, OneBeacon had $380.0 million of unrestricted net cash, fixed maturity and equity investments outside of its regulated insurance operating subsidiaries. During

2007, OneBeacon LLC, the direct parent of OneBeacon's operating subsidiaries, paid $393.9 million of dividends to Fund American, its parent.

        In addition, Fund American's ability to declare or pay dividends is limited by the terms of the Series A Preferred Stock issued to Berkshire. Fund American may not, in certain circumstances, declare or pay any dividend or distribution to any other class or series of stock without the consent of the holders of a majority of outstanding shares of the Berkshire Preferred Stock. Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains and Fund American (the "Keep-Well"), White Mountains has agreed to return to Fund American up to approximately $1.1 billion if some or all of that amount is required by Fund American to meet its obligations under the terms of the Berkshire Preferred Stock. Under the Keep-Well, White Mountains must make any required contributions to Fund American prior to making any distributions to its shareholders. The aggregate amount of distributions that White Mountains may make to its shareholders is limited; the limit increases or decreases by an amount equal to White Mountains' consolidated net income or loss over the remaining life of the Keep-Well. The Keep-Well will expire when all obligations of the Berkshire Preferred Stock, which is redeemable in May 2008, have been satisfied. See Note 1 and Note 11 for discussion of the creation and funding of an irrevocable grantor trust to economically defease the Berkshire Preferred Stock.

NOTE 14. Segment Information

        OneBeacon's segments consist of the following: (1) Primary Insurance Operations, (2) Affiliate Quota Shares and (3) Other Operations. OneBeacon has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board. Significant intercompany transactions among OneBeacon's segments have been eliminated herein. Financial information for OneBeacon's segments follows:

	Primary Insurance Operations	Affiliate Quota Shares(1)	Other Operations	Total
	($ in millions)
Year ended December 31, 2007
Earned premiums	$1,873.6	$—	$—	$1,873.6
Net investment income	184.5	—	24.0	208.5
Net realized investment gains (losses)	174.5	—	(0.8)	173.7
Net other revenues (expenses)	19.2	—	(2.0)	17.2

Total revenues	2,251.8	—	21.2	2,273.0

Loss and LAE	1,089.8	—	—	1,089.8
Policy acquisition expenses	318.9	—	—	318.9
Other underwriting expenses	329.4	—	—	329.4
General and administrative expenses	2.9	—	6.9	9.8
Accretion of fair value adjustment to loss and LAE reserves	—	—	16.0	16.0
Interest expense on debt	3.2	—	42.0	45.2
Interest expense-on preferred stock subject to mandatory redemption	—	—	65.4	65.4

Total expenses	1,744.2	—	130.3	1,874.5

Pre-tax income (loss)	$507.6	$—	$(109.1)	$398.5

	Primary Insurance Operations	Affiliate Quota Shares(1)	Other Operations	Total
	($ in millions)
Year ended December 31, 2006
Earned premiums	$1,944.0	$131.9	$—	$2,075.9
Net investment income	182.3	—	9.5	191.8
Net realized investment gains (losses)	165.3	—	(1.7)	163.6
Net other revenues	21.8	—	17.0	38.8

Total revenues	2,313.4	131.9	24.8	2,470.1

Loss and LAE	1,180.3	103.3	—	1,283.6
Policy acquisition expenses	332.3	47.6	—	379.9
Other underwriting expenses	360.1	—	—	360.1
General and administrative expenses	3.3	—	12.0	15.3
Accretion of fair value adjustment to loss and LAE reserves	—	—	23.0	23.0
Interest expense on debt	2.9	—	42.6	45.5
Interest expense-on preferred stock subject to mandatory redemption	—	—	58.6	58.6

Total expenses	1,878.9	150.9	136.2	2,166.0

Pre-tax income (loss)	$434.5	$(19.0)	$(111.4)	$304.1

Year ended December 31, 2005
Earned premiums	$1,988.2	$24.5	$—	$2,012.7
Net investment income	232.5	—	4.3	236.8
Net realized investment gains (losses)	124.2	—	(1.0)	123.2
Net other revenues	14.7	—	9.4	24.1

Total revenues	2,359.6	24.5	12.7	2,396.8

Loss and LAE	1,335.6	54.8	—	1,390.4
Policy acquisition expenses	360.5	(11.2)	—	349.3
Other underwriting expenses	263.4	—	—	263.4
General and administrative expenses	1.1	—	7.3	8.4
Accretion of fair value adjustment to loss and LAE reserves	—	—	26.0	26.0
Interest expense on debt	1.4	—	42.7	44.1
Interest expense-on preferred stock subject to mandatory redemption	—	—	52.4	52.4

Total expenses	1,962.0	43.6	128.4	2,134.0

Pre-tax income (loss)	$397.6	$(19.1)	$(115.7)	$262.8

December 31, 2007
Total investments	$4,525.9	$—	$643.6	$5,169.5
Reinsurance recoverable on paid and unpaid losses	2,872.5	—	(221.1)	2,651.4
Total assets	9,136.1	—	405.4	9,541.5
Loss and LAE reserves	4,718.8	—	(238.5)	4,480.3
Total liabilities	6,864.4	—	770.6	7,635.0
Total equity	2,271.7	—	(365.2)	1,906.5
December 31, 2006
Total investments	$4,806.9	$—	$405.8	$5,212.7
Reinsurance recoverable on paid and unpaid losses	3,112.1	—	(237.1)	2,875.0
Total assets	9,729.2	—	140.2	9,869.4
Loss and LAE reserves	5,108.2	—	(270.5)	4,837.7
Total liabilities	7,382.3	—	709.9	8,092.2
Total equity	2,346.9	—	(569.7)	1,777.2

(1)
The affiliate quota share agreements were commuted during the fourth quarter of 2006.

        The following tables provide net written premiums and earned insurance premiums for OneBeacon's Primary Insurance Operations by major underwriting unit and in total for the years ended December 31, 2007, 2006, and 2005:

	Specialty	Commercial	Personal	Total(1)
	($ in millions)
Year ended December 31, 2007
Net written premiums	$446.2	$727.7	$690.4	$1,864.4
Earned premiums	436.4	712.0	725.0	1,873.6
Year ended December 31, 2006
Net written premiums	$437.6	$718.3	$800.6	$1,957.6
Earned premiums	432.3	689.3	822.3	1,944.0
Year ended December 31, 2005
Net written premiums	$416.3	$654.4	$910.2	$1,988.6
Earned premiums	391.7	654.7	933.7	1,988.2

(1)
Includes results from run-off.

NOTE 15. Investment in Unconsolidated Affiliate

        OneBeacon's investment in unconsolidated affiliate represents an operating investment in MSA in which OneBeacon has a significant voting and economic interest but does not control the entity.

        On October 31, 2006, OneBeacon's investment in MSA was restructured. OneBeacon received a $70 million cash dividend from MSA following which OneBeacon sold its 50% common stock investment in MSA to Main Street America Group, Inc. ("the MSA Group") for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group and (ii) 4.9% of the common stock of the MSA Group. (See Note 3.) Effective October 31, 2006, OneBeacon accounts for its remaining investment in the MSA Group in accordance with SFAS 115. Prior to the sale, OneBeacon owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting. These transactions resulted in a net after-tax realized gain of $8.5 million in 2006.

        Prior to the exchange of OneBeacon's common stock investment in MSA, OneBeacon accounted for this investment using the equity method of accounting. The following table provides summary financial amounts recorded by OneBeacon under the equity method relating to its investment in MSA common stock.

	2006	2005
	($ in millions)
Amounts recorded by OneBeacon:
Investment in MSA common stock.	$—	$168.0
Equity in earnings from MSA common stock(1)	10.3	5.6
Equity in unrealized investment gains (losses) from MSA's investment portfolio(2)	0.3	(4.0)

(1)
Equity in earnings amounts are net of taxes of $5.6 million and $3.0 million for the ten months ended October 31, 2006 and the year ended December 31, 2005, respectively.

(2)
Recorded directly to common shareholders' equity (after-tax) as a component of other comprehensive income.

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

        OneBeacon has capitalized three reciprocals by loaning funds to them in exchange for surplus notes. In 2002, OneBeacon formed New Jersey Skylands Management LLC ("NJSM") to provide management services for a fee to New Jersey Skylands Insurance Association, a reciprocal, and its wholly-owned subsidiary New Jersey Skylands Insurance Company (together, New Jersey Skylands Insurance). New Jersey Skylands Insurance was capitalized with a $31.3 million surplus note issued to OneBeacon in 2002. New Jersey Skylands Insurance began writing personal automobile coverage for new customers in August 2002. In 2004, OneBeacon formed Houston General Management Company to provide management services for a fee to another reciprocal, Houston General Insurance Exchange. During 2004, OneBeacon contributed $2.0 million of capital to Houston General Insurance Exchange. In 2005, OneBeacon contributed one of its subsidiaries, Houston General Insurance Company with assets of $149.4 million and liabilities of $127.6 million, to Houston General Insurance Exchange (together "Houston General Insurance"). Subsequent to the contribution of Houston General Insurance Company, Houston General Insurance Exchange issued a surplus note of $23.7 million to OneBeacon. In November 2005, Houston General Insurance commenced writing personal automobile business in Arizona. In September 2007, OneBeacon notified agents that it planned to seek regulatory approval of a withdrawal plan to cease writing business in all states where Houston General Insurance Exchange, a reciprocal insurance exchange, wrote business. In 2006, Adirondack AIF, LLC, a wholly-owned subsidiary of OneBeacon, entered into an agreement to provide management services for a fee to Adirondack Insurance Exchange ("Adirondack Insurance"), a reciprocal. Adirondack Insurance was capitalized with a $70.7 million surplus note issued to OneBeacon in May 2006. Adirondack Insurance began writing personal automobile and homeowners business in August 2006. Principal and interest on the surplus notes are repayable to OneBeacon only with regulatory approval. The obligation to repay principal on the notes is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. OneBeacon has no ownership interest in New Jersey Skylands Insurance, Houston General Insurance or Adirondack Insurance.

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

        At December 31, 2007 and 2006, consolidated amounts related to New Jersey Skylands Insurance included total assets of $106.0 million and $89.2 million, respectively, and total liabilities of $124.4 million and $113.7 million, respectively. At December 31, 2007, the net amount of capital at risk is equal to the surplus note of $31.3 million less the accumulated losses as of December 31, 2007 of $18.4 million.

        At December 31, 2007 and 2006, consolidated amounts related to Houston General Insurance included total assets of $163.3 million and $143.5 million, respectively, and total liabilities of $174.0 million and $148.8 million, respectively. At December 31, 2007 the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses as of December 31, 2007 of $10.8 million.

        At December 31, 2007 and 2006, amounts related to Adirondack Insurance included total assets of $241.4 million and $124.8 million, respectively, and total liabilities of $252.9 million and $130.3 million, respectively. At December 31, 2007 the net amount of capital at risk is equal to the surplus note of $70.7 million less the accumulated losses as of December 31, 2007 of $11.5 million.

NOTE 17. Fair Value of Financial Instruments

        SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS 107 excludes certain financial instruments from disclosure, including insurance contracts, other than financial guarantees and investment contracts. OneBeacon carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness and its mandatorily redeemable preferred stock.

        At December 31, 2007 and 2006, the fair value of OneBeacon's Senior Notes (its fixed-rate, long-term indebtedness) was $703.2 million and $692.7 million, respectively, which compared to a carrying value of $698.9 million and $698.7 million, respectively.

        At December 31, 2007, the fair value of the Berkshire Preferred Stock was $307.0 million which compared to carrying value of $278.4 million. The Zenith Preferred Stock was redeemed in the second quarter of 2007 for $20.0 million, its redemption value. At December 31, 2006, the fair values of the Berkshire Preferred Stock and the Zenith Preferred Stock were $319.5 million and $20.6 million, respectively, which compared to carrying values of $242.3 million and $20.0 million, respectively.

        The fair values of these obligations were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices. Considerable judgment is required to develop such estimates of fair value. Therefore, the estimate provided herein is not necessarily indicative of the amounts that could be realized in a current market exchange.

        In December 2005, OneBeacon entered into a mortgage note with a variable interest rate based on 30-day LIBOR. At December 31, 2007 and 2006, the carrying value of the note of $40.8 million was considered to approximate its fair value.

NOTE 18. Related Party Disclosures

White Mountains

        During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company's common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2007, White Mountains owned 72.9% of the Company's outstanding common shares.

Separation Agreement

        In connection with the initial public offering, the Company entered into a separation agreement dated November 14, 2006 with White Mountains (the "Separation Agreement") to address a number of operational, administrative and financial matters relating to the fact that OneBeacon would no longer be a wholly-owned subsidiary of White Mountains. These matters included, among others, the administration of payroll, employee benefits programs, deferred compensation and 401(k) plans, OneBeacon's travel and logistics office, certain information technology assets and functions and certain agreements with respect to finance and tax arrangements. Pursuant to the Separation Agreement, White Mountains has agreed to indemnify the Company and its subsidiaries, as well as their current and former officers, directors and employees to the extent permitted by law, for any and all claims or actions resulting in losses, expenses or damages relating to or arising out of the business, operation or ownership of any subsidiary company or business owned by the Company or its subsidiaries that, subsequent to OneBeacon's ownership, was a subsidiary or business of White Mountains (but no longer a subsidiary or business of OneBeacon).

        Included within the Separation Agreement is a provision that indemnifies the Company from an increase in income taxes which result from certain transactions that took place prior to the initial public offering ("Tax Make Whole Arrangements"). This provision also states that any excess taxes and interest recorded in the contingency reserve will be payable to White Mountains if a final determination results in less cash payment to the government for taxes and interest. As of December 31, 2007, the tax and interest expense recorded by the Company for these items was $46.9 million, net of federal benefit.

        Prior to entering into the Separation Agreement, a number of these matters were governed by informal arrangements between OneBeacon and White Mountains. For the years ended December 31, 2007, 2006 and 2005, OneBeacon recorded expenses of $1.0 million, $10.0 million and $12.3 million, respectively and recorded revenues of $3.3 million, $2.7 million and $2.8 million, respectively, for services under the Separation Agreement that OneBeacon received from or provided to White Mountains and its subsidiaries.

Registration Rights Agreement

        In connection with the initial public offering, the Company entered into a registration rights agreement dated November 14, 2006 with White Mountains that provides that White Mountains can demand that the Company register the distribution of its common shares owned by White Mountains ("demand" registration rights). In addition, White Mountains has "piggyback" registration rights, which means that White Mountains may include its shares in any future registrations of the Company's common equity securities, whether or not that registration relates to a primary offering by the Company or a secondary offering by or on behalf of any of the Company's shareholders. These registration rights are transferable by White Mountains. The Company will pay all costs and expenses in connection with each such registration, except underwriting discounts and commissions applicable to the common shares sold by White Mountains. The registration rights agreement contains customary terms and provisions with respect to, among other things, registration procedures and rights to indemnification in connection with the registration of the common shares on behalf of White Mountains. The Company will register sales of its common shares owned by employees and directors of White Mountains pursuant to employee share or option plans, but only to the extent such registration is required for the shares to be freely tradable.

Investment Management Agreement with WM Advisors

        Prior to the initial public offering, WM Advisors managed the majority of OneBeacon's investments, including the investments of the employee benefit plan portfolios. Prospector served as a discretionary advisor with respect to certain assets, specifically publicly-traded common equity and convertible securities, through a sub-advisory agreement with WM Advisors.

        Subsequent to the initial public offering, under agreements dated as of November 14, 2006, November 14, 2007 and November 28, 2007, WM Advisors supervises and directs the fixed income and alternative investment portion of OneBeacon's investment portfolio in accordance with the investment objectives, policies and restrictions described in OneBeacon's investment guidelines (the "Investment Guidelines"), as well as the majority of the investments of the employee benefit plan portfolios. Under the agreements, WM Advisors has full discretion and authority to make all investment decisions in respect of the fixed income and alternative investment portion of OneBeacon's investment portfolio as well as the portfolios of the employee benefit plans on OneBeacon's behalf and at OneBeacon's sole risk, and to do anything which WM Advisors deems is required, appropriate or advisable in connection with the foregoing, subject to and in accordance with Investment Guidelines. The assets of OneBeacon's portfolio as well as the portfolios of the employee benefit plans will be held in one or more separately identifiable accounts in the custody of a bank or similar entity designated by OneBeacon and acceptable to WM Advisors. OneBeacon is responsible for custodial arrangements and the payment of all custodial charges and fees. Prospector continues to serve as a discretionary advisor with respect to the publicly-traded common equity and convertible securities of the employee benefit plan portfolios, through a sub-advisory agreement with WM Advisors. OneBeacon incurred $9.5 million and $1.2 million in fees for investment management services provided by WM Advisors under this investment management agreement during 2007 and 2006, respectively.

        OneBeacon has agreed to pay annual investment management fees generally based on the quarter-end market values held under custody as set forth in the table below:

Assets Under Management	Annual Fee
Investment Grade Fixed Income:
—Up to $999 million	10.0 basis points
(0.1% or 0.001)
—Next $1—$1.999 billion	8.5 basis points
—Amounts over $2 billion	7.5 basis points
High Yield Fixed Income	25.0 basis points
Hedge Funds, Limited Partnerships and Private Equity Interests	100.0 basis points

        WM Advisors is paid a quarterly fee for treasury management services computed at the annual rate of 1.75 basis points (0.0175%) of the aggregate value of net assets, not to exceed $500,000 in 2007, on an annual basis. For all years thereafter, the annual rate will be 1.75 basis points of the aggregate value of net assets with no limit on the total annual charge.

        WM Advisors provides reports containing a detailed listing of invested assets and transactions in OneBeacon's investment portfolio at least quarterly. OneBeacon reviews periodically the performance of and the fees paid to WM Advisors under the agreements.

        The agreements provide for an initial fixed term of three years, which will be extendible by OneBeacon for an additional year (a fourth year) at or prior to the end of the second year of the term, and if so extended, for a second additional year (a fifth year) at or prior to the end of the third year of the term. During such term, the WM Advisors Agreement is terminable by OneBeacon only (i) for cause (including material non-performance by WM Advisors), (ii) if there is a change in control of WM Advisors (for this purpose, a change in control represents 50% or greater change in voting interest of WM Advisors), or (iii) if White Mountains' voting interest in the Company falls below 50%. Following the end of the initial term and any extensions, the agreements may be terminated by either party on 60 days written notice.

Fund American Guarantee

        White Mountains has provided and, pursuant to the Separation Agreement, continues to provide an irrevocable and unconditional guarantee as to the payment of principal and interest (the "Guarantee") on the Fund American 5.875% Senior Notes due 2013. See Note 7.

        In consideration of this Guarantee, OneBeacon has agreed to pay a specified fee to White Mountains in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. Such payment will be made on a semi-annual basis in arrears. OneBeacon has further agreed that if White Mountains' voting interest in the Company falls below 50%, OneBeacon will redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains' obligations under the Guarantee(the "Guarantee Elimination"). White Mountains

has agreed to provide written notice to OneBeacon when its voting interest in the Company has been reduced below 50%. OneBeacon shall have 180 days from the receipt of such notification to complete the Guarantee Elimination. If the Guarantee Elimination is not completed within the initial 180-day period, the Guarantee fee shall increase by 200 basis points. The Guarantee fee shall further increase by 100 basis points for each subsequent 90-day period thereafter, up to a maximum Guarantee fee of 425 basis points, until the Guarantee Elimination has been completed. All expenses associated with the elimination of the Guarantee will be borne by OneBeacon.

Keep-Well

        Under the terms of the Keep-Well described in Note 13, White Mountains has agreed to return to Fund American up to approximately $1.1 billion if some or all of that amount is required by Fund American to meet its obligations under the terms of the Berkshire Preferred Stock. Under the Keep-Well, White Mountains must make any required contributions to Fund American prior to making any distributions to its shareholders. The aggregate amount of distributions that White Mountains may make to its shareholders is limited; the limit increases or decreases by an amount equal to White Mountains' consolidated net income or loss over the remaining life of the Keep-Well. The Keep-Well will expire when all obligations of the Berkshire Preferred Stock, which is redeemable in May 2008, have been satisfied.

Irrevocable Grantor Trusts

        In connection with the initial public offering, OneBeacon created two irrevocable grantor trusts and funded them with assets sufficient to make the remaining dividend and redemption payments for $20 million of preferred stock that was redeemed in 2007 and $300 million of preferred stock that will be redeemed in May 2008. See Note 1 and Note 11. White Mountains Capital, Inc. serves as the trustee for both irrevocable grantor trusts.

Galileo Guarantees

        Beginning in February 2006, OBIC agreed to provide guarantees of the obligations of Galileo Weather Risk Management Ltd. ("Galileo") to Galileo's counterparty in certain weather-related product transactions. See Note 19.

Esurance Services with New Jersey Skylands Management, LLC

        Esurance Insurance Services, Inc., a subsidiary of White Mountains ("Esurance Insurance"), and NJSM, a subsidiary of the Company, entered into a Transition Services Agreement (the "Transition Services Agreement") dated as of June 28, 2007 and a related Termination Agreement (the "Termination Agreement") dated as of the same date. The Termination Agreement terminated a Claims Administration Agreement (the"Claims Administration Agreement") dated as of February 1, 2005 between Esurance Insurance and NJSM pursuant to which NJSM had been providing claims administration services to Esurance Insurance in the State of New Jersey. The Transition Services Agreement provides that NJSM will provide certain transition services to Esurance Insurance during the period from July 2, 2007 through February 28, 2009 plus any extension term to enable Esurance Insurance to be able to provide such services internally after the transition period. NJSM provides the following services to Esurance Insurance pursuant to the Transition Services Agreement; facilities and building services (cubicles, office furniture, common space, conference rooms, telecommunications equipment and services, building management services and mailroom services) and IT services (network connections and voice and telecom services). For the year ended December 31, 2007, Esurance Insurance paid NJSM $0.1 million under the Transition Services Agreement. For the years ended December 31, 2007, 2006 and 2005, Esurance Insurance paid NJSM $1.2 million, $1.8 million and $0.4 million under the Claims Administration Agreement.

Esurance Claims Counsel Services

        From time to time, the Company provides staff counsel services to Esurance. The Company's staff counsel defends Esurance policyholders when the policyholders are sued by third party tort plaintiffs arising from automobile accidents. The hourly cost of the staff counsels' time is charged to Esurance. As of the year ended December 31, 2007, OBIC had billed Esurance $0.1 million for counsel services.

Purchase of OneBeacon Common Shares for Employee Stock Ownership Plan

        In March 2007, the ESOP purchased approximately 645,000 Class B common shares from Lone Tree Holdings Ltd., a subsidiary of White Mountains, to satisfy the Company's funding obligation for the 2006 performance period under the ESOP. The ESOP purchased the shares at the fair market value of $25.85 on March 13, 2007. Upon purchase, the Class B common shares automatically converted to Class A common shares.

Affiliate Quota Shares

        During 2005 and 2004, OneBeacon participated in two quota share reinsurance arrangements with other subsidiaries of White Mountains. Under the Esurance Quota Share, which was effective on January 1, 2005, OneBeacon assumed approximately 85% of business written by Esurance Insurance Company, which includes business written by its wholly-owned subsidiary. Under the Sirius Quota Share, OneBeacon ceded between 6% and 12% of business written, effective April 1, 2004, to Sirius International Insurance Corporation, a subsidiary of White Mountains Re. The affiliate quota shares were entered into primarily for White Mountains' capital management purposes. These quota share agreements were commuted during the fourth quarter of 2006 in connection with the Company's initial public offering.

Prospector

Investment Management Agreement with Prospector

        Prior to the initial public offering, Prospector managed most of the publicly-traded common equity and convertible securities in OneBeacon's portfolio, as well as the employee benefit plan portfolios, through a sub-advisory agreement with WM Advisors.

        In connection with the initial public offering of the Company's common stock, OneBeacon entered into an investment management agreement with Prospector dated November 14, 2006, as amended November 14, 2007 and November 28, 2007, pursuant to which Prospector supervises and directs the publicly-traded common equity and convertible securities portion of OneBeacon's investment portfolio in accordance with the investment objectives, policies and restrictions described in OneBeacon's investment guidelines. Under the agreements, Prospector has discretion and authority with respect to the portfolio it manages for OneBeacon that is substantially similar to WM Advisors' discretion and authority under its agreements. The assets of OneBeacon's portfolio are held in one or more separately identifiable accounts in the custody of a bank or similar entity designated by OneBeacon and acceptable to Prospector. OneBeacon is responsible for custodial arrangements and the payment of all custodial charges and fees. For the years ended December 31, 2007 and 2006, Prospector earned $4.3 million and $0.5 million, respectively, in fees with respect to OneBeacon's portfolio.

        Prospector continues to serve as a discretionary advisor to WM Advisors under the sub-advisory agreement with respect to specified assets in OneBeacon's employee benefit plan portfolios. Under the agreement, OneBeacon pays annual management fees to Prospector based on aggregate net assets under management according to the following schedule: 1.00% on the first $200 million; 0.50% on the next $200 million; and 0.25% on amounts over $400 million. The agreement has an initial fixed term of three years, which is extendible by OneBeacon for an additional year (a fourth year) at or prior to the end of the second year of the term, and if so extended, for a second additional year (a fifth year) at or prior to the end of the third year of the term. The agreement is terminable by OneBeacon only (i) for cause (including material non-performance by Prospector), (ii) if either John D. Gillespie or Richard P. Howard are no longer affiliated with Prospector, (iii) if there is a change in control of Prospector (for this purpose, a change in control represents 50% or greater change in voting interest of Prospector), or (iv) if White Mountains' voting interest in the Company falls below 50%. Following the end of the initial term and any extensions, the Prospector Agreement may be terminated by either party on 60 days written notice. OneBeacon reviews periodically the performance of and the fees paid to Prospector under the agreement.

        Richard P. Howard, a managing member of Prospector, is a director of the Company.

Prospector Revenue Sharing Agreement

        Pursuant to a revenue sharing agreement established in connection with his historical employment by White Mountains, Mr. John Gillespie agreed to pay Fund American 33% of certain revenues of Prospector in return for Fund American agreeing to pay its operational expenses. Effective August 1, 2005, Mr. Gillespie's relationship with White Mountains was revised and the revenue sharing agreement between Prospector and Fund American was terminated.

Prospector Managed Limited Partnerships

        At December 31, 2007 and 2006, OneBeacon had $39.3 million and $35.6 million, respectively, invested in limited partnerships managed by Prospector. Under the limited partnership agreements, Prospector serves as general partner and general manager of the funds and is paid a management fee by OneBeacon. In addition, OneBeacon allocates a portion of its earnings from OneBeacon's limited partnership interests to Prospector as an incentive fee. For the years ended December 31, 2007, 2006 and 2005, OneBeacon paid Prospector $0.4 million, $0.4 million and $0.3 million, respectively, in management fees and $0.9 million, $0.5 million and $0.8 million, respectively, in incentive fees.

NOTE 19. Commitments and Contingencies

        OneBeacon leases certain office space under noncancellable operating leases expiring at various dates through 2016. Rental expense for all of OneBeacon's locations was approximately $38.4 million, $34.0 million and $34.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. OneBeacon also has various other lease obligations which are immaterial in the aggregate.

        OneBeacon's future annual minimum rental payments required under noncancellable leases primarily for office space are $12.3 million, $10.2 million, $7.7 million, $6.8 million and $14.3 million for 2008, 2009, 2010, 2011, and 2012 and thereafter, respectively.

        OneBeacon has future binding commitments to fund certain limited partnership and hedge fund investments. These commitments, which do not have fixed funding dates, total $41.7 million as of December 31, 2007.

Assigned Risks

        As a condition of OneBeacon's license to do business in certain states, OneBeacon's insurance operations are required to participate in mandatory shared market mechanisms. Each state dictates the types of insurance and the level of coverage that must be provided. The total amount of such business an insurer is required to accept is based on its market share of voluntary business in the state. In certain cases, OneBeacon is obligated to write business from mandatory shared market mechanisms at some time in the future based on the market share of voluntary policies it is currently writing. Underwriting results related to assigned risk plans are typically adverse and are not subject to the predictability associated with OneBeacon's voluntarily written business.

        Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with SOP 97-3, OneBeacon's insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary's policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2007, the reserve for such assessments at OneBeacon's insurance subsidiaries totaled $16.5 million.

Legal Contingencies

        OneBeacon, and the insurance industry in general, is subject to litigation and arbitration in the normal course of business. Other than those items listed below, OneBeacon is not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on OneBeacon's financial condition and/or cash flows.

        In August 2004, OneBeacon asserted claims against Liberty Mutual in the Court of Common Pleas in Philadelphia, Pennsylvania (the "Court") for breach of contract and negligence with respect to agreements with Liberty Mutual (the "Liberty Agreements"). The portion of the contract claim relating to OBIC was submitted to arbitration and the Court stayed the remaining claims, including OneBeacon's claims on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements, pending resolution of the arbitration. In August 2007, the arbitration panel issued an award in favor of OneBeacon on the portion of the breach of contract claim submitted to it finding that Liberty Mutual breached the Liberty Agreements. The panel awarded OneBeacon $4.5 million plus interest.

        Subsequent to the award, in September 2007, Liberty Mutual filed petitions in the U.S. District Court for the District of Massachusetts ("USDC") and the Court to vacate the arbitral award and dismiss or arbitrate the remaining Court claims. In October 2007, OneBeacon (on behalf of its other insurance subsidiaries that were signatories to the Liberty Agreements) filed suit against Liberty Mutual in Suffolk County Superior Court in Massachusetts to recover damages caused by Liberty Mutual's claims conduct. Concurrently, a demand for arbitration was served on Liberty Mutual to preserve the rights and interests of OneBeacon (on behalf of the same subsidiaries). In December 2007, the Court confirmed the arbitral award. Liberty Mutual has appealed the Court's confirmation of the award to the Pennsylvania Superior Court. Liberty Mutual's motion to vacate the award is still pending in USDC. Resolution of the outstanding motions is expected in the near future.

        In January 2005 Liberty Mutual initiated arbitration against OneBeacon (the "ULAE Arbitration") seeking payment of approximately $67 million relating to claims-related services under the Liberty Agreements. In September 2006, OneBeacon initiated an arbitration against Liberty Mutual (the "Reinsurance Arbitration") seeking payment of approximately $57 million relating to reinsurance arrangements under the Liberty Agreements. In January 2007, the Reinsurance Arbitration was

consolidated into the ULAE Arbitration. In July 2007, the reinsurance payment issues in the Reinsurance Arbitration were favorably resolved. Arbitration hearings regarding ULAE issues and damages related thereto are scheduled to occur in the second quarter and third quarters of 2008, respectively.

        As of December 31, 2007, OneBeacon believes its loss and LAE reserves are sufficient to cover reasonably anticipated outcomes of all disputes with Liberty Mutual.

Guarantees

        Beginning in February 2006, OBIC agreed to provide guarantees of the obligations of Galileo to Galileo's counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees require OBIC to pay the full amount of Galileo's obligations to the counterparty in the event of Galileo's failure to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of December 31, 2007, OneBeacon has eight outstanding guarantees of Galileo transactions, the total principal amount of which was approximately $49.4 million. In the event that the total guaranteed principal amount exceeds the lesser of 5% of OBIC's admitted assets of $3.5 billion at December 31, 2007 or 25% of OBIC's statutory surplus of $1.6 billion at December 31, 2007, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC has agreed, at White Mountains' option, to continue to make these guarantees available until October 2008 and will receive from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement entered into by OneBeacon and White Mountains in connection with the initial public offering, White Mountains has agreed that it will take appropriate steps to ensure that OBIC will not be called on to make payment on these guarantees.

NOTE 20. Earnings per Share

        Basic and diluted earnings per share amounts have been determined in accordance with SFAS No. 128, "Earnings per Share." On October 18, 2006, OneBeacon executed a stock split and recapitalization that increased the common shares outstanding from 12,000 to 100,000,000 and reduced the par value from $1.00 to $0.01. The stock split and recapitalization have been reflected retroactively in these financial statements for all periods presented. The 2006 earnings per share amounts have been determined assuming that the common shares were outstanding for all periods presented. In connection with the initial public offering, 13,292 of the Company's Class A common shares were deposited in ESOP participant accounts, representing four shares to each employee. During the second quarter of 2007, 8,883 shares of the Company's Class A common shares were awarded to certain non-employee members of the Company's Board, in lieu of their 2007 annual cash retainer. During the third quarter of 2007, the Company began a share repurchase program. Through this program, the Company repurchased and retired 1.6 million of its Class A common shares as of December 31, 2007.

	2007	2006	2005
Basic earnings per share numerators (in millions):
Income from continuing operations	$250.6	$245.5	$186.3
Income from discontinued operations, net of tax	—	1.2	25.2
Gain from sale of discontinued operations, net of tax	—	—	21.1

Net income available to common shareholders	$250.6	$246.7	$232.6

Diluted earnings per share numerators (in millions):
Income from continuing operations	$250.6	$245.5	$186.3
Income from discontinued operations, net of tax	—	1.2	25.2
Gain from sale of discontinued operations, net of tax	—	—	21.1

Net income available to common shareholders	$250.6	$246.7	$232.6

Basic earnings per share (in dollars):
Net income from continuing operations	$2.51	$2.46	$1.86
Income from discontinued operations	—	0.01	0.25
Gain from sale of discontinued operations, net of tax	—	—	0.21
Net income available to common shareholders	$2.51	$2.47	$2.33
Diluted earnings per share (in dollars):
Income from continuing operations	$2.51	$2.46	$1.86
Income from discontinued operations	—	0.01	0.25
Gain from sale of discontinued operations, net of tax	—	—	0.21
Net income available to common shareholders	$2.51	$2.47	$2.33

NOTE 21. Share Repurchase Program

        On August 22, 2007, the Company's Board authorized the Company to repurchase up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. As of December 31, 2007, 1.6 million Class A common shares were repurchased for $33.0 million and retired.

NOTE 22. Subsequent Events

        On January 31, 2008, the Board declared a $2.03 per common share special dividend, payable on March 26, 2008 to shareholders of record on March 17, 2008.

        On February 27, 2008, the Board declared a dividend of $0.21 per common share, payable on March 26, 2008 to shareholders of record on March 17, 2008.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

        Management is responsible for the preparation and fair presentation of the financial statements included in this report. The financial statements have been prepared in conformity with GAAP in the United States. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The Audit Committee of the Board, which is comprised entirely of independent, qualified directors, is responsible for the oversight of our accounting policies, financial reporting and internal control including the appointment and compensation of our independent registered public accounting firm. The Audit Committee meets periodically with management, our independent registered public accounting firm and our internal auditors to ensure they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing our financial reports. Our independent registered public accounting firm and internal auditors have full and unlimited access to the Audit Committee, with or without management present, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to their attention.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. There are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, an effective internal control environment as of a point in time may become inadequate in the future because of changes in conditions, or deterioration in the degree of compliance with the policies and procedures.

        We assessed the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2007. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, we have concluded that OneBeacon maintained effective internal control over financial reporting as of December 31, 2007.

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2007 as stated in their report which appears on page F-64.

February 28, 2008
/s/ T. MICHAEL MILLER T. Michael Miller President and Chief Executive Officer (Principal Executive Officer)	/s/ PAUL H. MCDONOUGH Paul H. McDonough Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OneBeacon Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of OneBeacon Insurance Group, Ltd. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 28, 2008

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2007 and 2006 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2007 Three Months Ended				2006 Three Months Ended
Millions, except per share amounts
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$577.5	$579.1	$566.6	$549.8	$586.5	$632.8	$672.5	$578.3
Expenses	491.0	485.3	431.2	467.0	544.7	543.4	564.7	513.2

Pre-tax earnings	86.5	93.8	135.4	82.8	41.8	89.4	107.8	65.1
Tax provision	(26.0)	(31.5)	(53.1)	(37.3)	(11.7)	(8.7)	(34.1)	(14.4)
Equity in earnings of unconsolidated affiliate	—	—	—	—	2.2	8.0	(1.6)	1.7

Net income from continuing operations	$60.5	$62.3	$82.3	$45.5	$32.3	$88.7	$72.1	$52.4

Net income from continuing operations per share:
Basic and diluted	$0.61	$0.62	$0.82	$0.46	$0.32	$0.89	$0.72	$0.52

SCHEDULE I

ONEBEACON INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES

At December 31, 2007

	Cost	Fair Value	Carrying Value
	($ in millions)
Available-for-sale investments:
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$490.3	$508.5	$508.5
Corporate bonds and asset-backed securities	2,151.1	2,170.3	2,170.3
States, municipalities and political subdivisions	8.1	8.5	8.5
Convertibles and bonds with warrants attached	380.7	389.2	389.2
Foreign governments	133.4	134.0	134.0
Redeemable preferred stocks	131.5	145.3	145.3

Total fixed maturities	3,295.1	3,355.8	3,355.8

Short-term investments	327.4	327.4	327.4
Common equity securities:
Banks, trust and insurance companies	169.3	173.7	173.7
Public utilities	37.2	52.9	52.9
Industrial, miscellaneous and other	478.8	605.5	605.5

Total common equity securities	685.3	832.1	832.1
Held-to-maturity investments:
Fixed maturities	305.5	306.9	305.5
Short-term investments	0.1	0.1	0.1

Total held-to-maturity investments	305.6	307.0	305.6
Other investments	292.7	348.6	348.6

Total investments	$4,906.1	$5,170.9	$5,169.5

SCHEDULE II

ONEBEACON INSURANCE GROUP, LTD.
(Registrant Only)

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	($ in millions)
Assets:
Investments in consolidated subsidiaries	$1,917.0	$1,776.5

Total assets	$1,917.0	$1,776.5

Liabilities	$—	$(0.7)

Common shareholders' equity	$1,917.0	$1,777.2

Total liabilities and common shareholders' equity	$1,917.0	$1,776.5

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,
	2007	2006	2005
	($ in millions)
Revenues	$0.4	$0.1	$—
Expenses	6.5	5.9	—

Pre-tax loss	(6.1)	(5.8)	—
Income tax provision	—	—	—

Net (loss) income	(6.1)	(5.8)	—
Equity in earnings from consolidated subsidiaries—continuing operations	256.7	251.3	186.3
Equity in earnings from consolidated affiliates—discontinued operations	—	1.2	46.3

Consolidated net income	250.6	246.7	232.6
Other comprehensive net (loss) income items, after-tax	(5.8)	29.0	(144.8)

Consolidated comprehensive net income	$244.8	$275.7	$87.8

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
	($ in millions)
Net income	$250.6	$246.7	$232.6
Charges (credits) to reconcile net income to net cash from operations:
Undistributed earnings from consolidated subsidiaries—continuing operations	(256.7)	(251.3)	(186.3)
Undistributed earnings from consolidated subsidiaries—discontinued operations	—	(1.2)	(46.3)
Dividends received from subsidiaries	109.7	—	—
Net change in other assets and liabilities	(1.3)	5.4	—

Net cash provided from (used for) operations	102.3	(0.4)	—
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	14.4	(14.6)	—
Returns of capital from subsidiaries(1)	—	27.0	—

Net cash provided from investing activities	14.4	12.4	—
Cash flows from financing activities:
Dividends to White Mountains	—	(12.0)	—
Repurchases and retirements of Class A common shares	(33.0)	—	—
Cash dividends paid to common shareholders	(83.7)	—	—

Net cash used for financing activities	(116.7)	(12.0)	—

Net change in cash during the year	—	—	—
Cash balance at beginning of year	—	—	—

Cash balance at end of year	$—	$—	$—

(1)
Returns of capital from subsidiaries, which was previously reported as a financing activity, has been appropriately reclassified as an investing activity beginning with 2007, with conforming changes to 2006 and 2005.

SCHEDULE III

ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(1)	Benefits, claims, losses, and settlement expenses	Amortization of policy acquisition expenses	Other operating expenses	Premiums written
	($ in millions)
Years ended:
December 31, 2007:
Primary Insurance Operations	$200.0	$4,718.8	$1,005.9	$—	$1,873.6	$184.5	$1,089.8	$318.9	$329.4	$1,864.4
Affiliate Quota Shares	—	—	—	—	—	—	—	—	—	—
Other Operations	—	(238.5)	—	—	—	—	—	—	—	—
December 31, 2006:
Primary Insurance Operations	$183.8	$5,108.2	$985.2	$—	$1,944.0	$182.3	$1,180.3	$332.3	$360.1	$1,957.6
Affiliate Quota Shares	—	—	—	—	131.9	—	103.3	47.6	—	49.4
Other Operations	—	(270.5)	—	—	—	—	—	—	—	—
December 31, 2005:
Primary Insurance Operations	$180.1	$5,713.4	$960.3	$—	$1,988.2	$232.5	$1,335.6	$360.5	$263.4	$1,988.6
Affiliate Quota Shares	24.3	(41.6)	82.5	—	24.5	—	54.8	(11.2)	—	107.0
Other Operations	—	(317.5)	—	—	—	—	—	—	—	—

(1)    The amounts shown exclude net investment income relating to non-insurance operations of $24.0 million, $9.5 million and $4.3 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively.

SCHEDULE IV

ONEBEACON INSURANCE GROUP, LTD.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
Years ended:
December 31, 2007:
Primary Insurance Operations	$2,017.3	$(198.4)	$54.7	$1,873.6	2.9%
Affiliate Quota Shares(1)	—	—	—	—	—
Other Operations	—	—	—	—	—
December 31, 2006:
Primary Insurance Operations	$2,007.5	$(128.9)	$65.4	$1,944.0	3.4%
Affiliate Quota Shares(1)	—	(178.0)	309.9	131.9	235.0%
Other Operations	—	—	—	—	—
December 31, 2005:
Primary Insurance Operations	$2,043.5	$(158.0)	$102.7	$1,988.2	5.2%
Affiliate Quota Shares	—	(229.9)	254.4	24.5	1,038.4%
Other Operations	—	—	—	—	—

(1)
The affiliate quota share agreements were commuted during the fourth quarter of 2006.

SCHEDULE V

ONEBEACON INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS

	Column A	Column B	Column C	Column D	Column E
	Additions (subtractions)
	Balance at beginning of period	Charged (Credited) to costs and expenses	Charged to other accounts	Deductions described(1)	Balance at end of period
	($ in millions)
Years ended:
December 31, 2007:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$13.4	$—	$—	$(0.7)	$12.7
Premiums receivable:
Allowance for uncollectible accounts	16.8	(1.0)	—	2.7	18.5
December 31, 2006:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$13.2	$—	$—	$0.2	$13.4
Premiums receivable:
Allowance for uncollectible accounts	13.6	(3.0)	—	6.2	16.8
December 31, 2005:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$11.5	$—	$—	$1.7	$13.2
Premiums receivable:
Allowance for uncollectible accounts	21.6	(8.3)	—	0.3	13.6

(1)
Represents net reinstatements (charge-offs) of balances receivables.

SCHEDULE VI

ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
		Reserves for Unpaid Claims and Claims Adjustment Expenses						Claims and Claims Adjustment Expenses Incurred Related to			Paid Claims and Claims Adjustment Expenses
			Discount, if any, deducted in Column C							Amortization of deferred policy acquisition costs
Affiliation with registrant	Deferred acquisition costs				Unearned Premiums	Earned Premiums	Net investment income(5)	(1) Current Year	(2) Prior Year			Premiums written
	($ in millions)
Primary Insurance Operations:
2007	$200.0	$4,718.8	$156.9	(3)	$1,005.9	$1,873.6	$184.5	$1,138.1	$(48.3)	$318.9	$1,250.1	$1,864.4
2006	183.8	5,108.2	190.7	(3)	985.2	1,944.0	182.3	1,157.4	22.9	332.3	1,483.2	1,957.6
2005	180.1	5,713.4	214.3	(3)	960.3	1,988.2	232.5	1,236.6	99.0	360.5	1,664.4	1,988.6
Affiliate Quota Shares:(1)
2007	$—	$—	$—		$—	$—	$—	$—	$—	$—	$—	$—
2006	—	—	—		—	131.9	—	114.9	(11.6)	47.6	61.7	49.4
2005	24.3	(41.6)	—		82.5	24.5	—	54.8	—	(11.2)	37.2	107.0
Other Operations:
2007	$—	$(238.5)	$238.5	(4)	$—	$—	$—	$—	$—	$—	$—	$—
2006	—	(270.5)	270.5	(4)	—	—	—	—	—	—	—	—
2005	—	(317.5)	317.5	(4)	—	—	—	—	—	—	—	—
50%-or-less owned property and casualty investees:(2)
2005	$31.2	$190.2	$—		$154.5	$233.8	$13.6	$149.3	$18.0	$62.8	$143.9	$240.8

(1)
The affiliate quota share agreements were commuted during the fourth quarter of 2006 in connection with the Company's initial public offering.

(2)
The amounts shown represent OneBeacon's share of MSA, its 50% owned unconsolidated property and casualty insurance affiliate. On October 31, 2006, OneBeacon restructured its investment in MSA. See Note 3.

(3)
The amounts shown represent OneBeacon's discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (5.5%, 5.3% and 5.0% at December 31, 2007, 2006 and 2005).

(4)
The amounts shown exclude unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of Fund American's purchase of OneBeacon for the years ended December 31, 2007, 2006 and 2005, respectively.

(5)
The amounts shown exclude net investment income relating to non-insurance operations of $24.0 million, $9.5 million and $4.3 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively.