Form 10-Q
period 2008-06-30
OneBeacon Insurance Group, Ltd.
filed 2008-08-01
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller	company ☐
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

As of July 30, 2008, 23,383,478 Class A common shares, par value of $0.01 per share, and 71,754,738 Class B common shares, par value of $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	($ in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value (amortized cost $2,450.1 and $2,914.4)	$2,465.3	$2,966.6
Common equity securities, at fair value (cost $780.4 and $685.3)	914.3	832.1
Convertible bonds, at fair value (amortized cost $327.7 and $380.7)	320.9	389.2
Short-term investments, at amortized cost (which approximates fair value)	417.8	327.4
Held-to-maturity investments (assets held in trust):
Fixed maturity investments, at amortized cost (estimated fair value $— and $306.9)	—	305.5
Short-term investments, at amortized cost (which approximates fair value)	—	0.1
Other investments, at fair value (cost $248.7 and $292.7)	358.1	348.6
Total investments	4,476.4	5,169.5
Cash	49.5	49.4
Reinsurance recoverable on unpaid losses	959.2	958.9
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,612.7	1,670.6
Reinsurance recoverable on paid losses	22.1	21.9
Premiums receivable	591.5	529.2
Securities lending collateral	327.6	438.9
Deferred acquisition costs	212.7	200.0
Ceded unearned premiums	76.5	68.1
Net deferred tax asset	54.9	23.5
Investment income accrued	28.3	33.7
Accounts receivable on unsettled investment sales	12.6	76.1
Other assets	287.2	301.7
Total assets	$8,711.2	$9,541.5
Liabilities
Loss and LAE reserves	$4,425.5	$4,480.3
Unearned premiums	1,050.3	1,005.9
Debt	755.8	757.7
Securities lending payable	327.6	438.9
Preferred stock subject to mandatory redemption—Berkshire Hathaway, Inc. (redemption value $— and $300.0)	—	278.4
Ceded reinsurance payable	98.3	102.8
Accounts payable on unsettled investment purchases	8.1	8.5
Other liabilities	436.5	562.5
Total liabilities	7,102.1	7,635.0
Common shareholders’ equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,490,249 and 98,465,204 shares)	1,023.0	1,084.4
Retained earnings	585.6	641.0
Accumulated other comprehensive (loss) income, after-tax:
Net unrealized gains on investments	—	168.1
Net unrealized foreign currency translation (losses) gains	(0.3)	12.2
Other comprehensive income items	0.8	0.8
Total common shareholders’ equity	1,609.1	1,906.5
Total liabilities and common shareholders’ equity	$8,711.2	$9,541.5

See Notes to Consolidated Financial Statements including Note 10 – “Commitments and Contingencies”

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	($ in millions, except per share amounts)
Revenues
Earned premiums	$463.8	$465.0	$919.1	$933.9
Net investment income	44.6	54.6	94.7	105.2
Net realized investment (losses) gains	(1.7)	57.1	2.0	112.0
Change in net unrealized investment gains	(0.9)	—	(60.0)	—
Net other revenues	2.6	2.4	6.2	5.5
Total revenues	508.4	579.1	962.0	1,156.6
Expenses
Loss and LAE	274.4	283.1	575.3	571.3
Policy acquisition expenses	84.3	78.3	169.0	156.6
Other underwriting expenses	79.2	89.6	149.3	180.5
General and administrative expenses	5.9	2.7	10.3	5.1
Accretion of fair value adjustment to loss and LAE reserves	3.0	4.0	6.0	8.0
Interest expense on debt	11.4	11.3	22.9	22.7
Interest expense—dividends on preferred stock subject to mandatory redemption	4.7	7.6	11.8	15.1
Interest expense—accretion on preferred stock subject to mandatory redemption	11.1	8.7	21.6	17.0
Total expenses	474.0	485.3	966.2	976.3
Pre-tax income (loss)	34.4	93.8	(4.2)	180.3
Income tax (provision) benefit	(10.6)	(31.5)	3.7	(57.5)
Net income (loss)	23.8	62.3	(0.5)	122.8
Change in net unrealized gains and losses for investments held	—	22.1	—	65.7
Recognition of net unrealized gains and losses for investments sold	—	(34.6)	—	(70.9)
Change in foreign currency translation	—	5.1	—	6.6
Change in other comprehensive income items	1.2	1.1	—	1.3
Comprehensive net income (loss)	$25.0	$56.0	$(0.5)	$125.5
Basic and diluted earnings per share
Basic:
Net income (loss) available to common shareholders	$0.25	$0.62	$(0.01)	$1.23
Diluted:
Net income (loss) available to common shareholders	$0.25	$0.62	$(0.01)	$1.23

Dividends declared and paid per common share	$0.21	$0.21	$2.45	$0.42

See Notes to Consolidated Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY
(Unaudited)

	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss), after-tax
	($ in millions)

Balances at January 1, 2008	$1,906.5	$1,084.4	$641.0	$181.1
Adjustment to adopt SFAS No. 159, after-tax	—	—	180.6	(180.6)
Net loss	(0.5)	—	(0.5)	—
Accrued option expense	0.8	0.8	—	—
Repurchases and retirements of Class A common shares	(62.2)	(62.2)	—	—
Dividends	(235.5)	—	(235.5)	—
Other comprehensive income, after-tax	—	—	—	—
Balances at June 30, 2008	$1,609.1	$1,023.0	$585.6	$0.5

	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after-tax
	($ in millions)

Balances at January 1, 2007	$1,777.2	$1,115.9	$474.4	$186.9
Adjustment to adopt FIN 48	(0.3)	—	(0.3)	—
Net income	122.8	—	122.8	—
Accrued option expense	0.6	0.6	—	—
Issuance of common shares	0.3	0.3	—	—
Dividends	(42.0)	—	(42.0)	—
Other comprehensive income, after-tax	2.7	—	—	2.7
Balances at June 30, 2007	$1,861.3	$1,116.8	$554.9	$189.6

See Notes to Consolidated Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2008	2007
	($ in millions)
Cash flows from operations:
Net (loss) income	$(0.5)	$122.8
Charges (credits) to reconcile net income to cash flows used for operations:
Net realized investment gains	(2.0)	(112.0)
Change in net unrealized investment gains	60.0	—
Net realized gains from sale of common stock of subsidiary	(1.0)	—
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	11.8	15.1
Other operating items:
Net change in loss and LAE reserves	(54.8)	(141.1)
Net change in unearned premiums	44.4	19.3
Net change in ceded reinsurance payable	(4.5)	18.5
Net change in premiums receivable	(62.3)	(28.5)
Net change in reinsurance recoverable on paid and unpaid losses	57.4	88.3
Net change in other assets and liabilities	(148.0)	(110.9)
Net cash used for operations	(99.5)	(128.5)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(88.7)	85.3
Purchases of short-term held-to-maturity investments	(7.1)	—
Maturities of fixed maturity investments	481.9	261.7
Maturities of investments held-to-maturity	312.6	33.8
Sales of fixed maturity investments	586.3	937.2
Sales of common equity securities	135.5	192.7
Sales of convertible bonds	126.2	74.1
Sales of other investments	18.9	16.1
Purchases of fixed maturity investments	(611.1)	(1,145.6)
Purchases of common equity securities	(74.3)	(136.2)
Purchases of convertible bonds	(215.7)	(152.1)
Purchases of other investments	(20.6)	(28.0)
Sales of common stock of subsidiary, net of sales costs	4.2	—
Net change in unsettled investment purchases and sales	63.1	(13.7)
Net acquisitions of property and equipment	(0.1)	(9.0)
Net cash provided from investing activities	711.1	194.3
Cash flows from financing activities:
Redemption of mandatorily redeemable preferred stock of subsidiary	(300.0)	(20.0)
Repayment of debt	(2.0)	(2.0)
Repurchases and retirements of Class A common shares	(62.2)	—
Cash dividends paid to common shareholders	(235.5)	(26.9)
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	(11.8)	(15.1)
Net cash used for financing activities	(611.5)	(64.0)
Net increase in cash during period	0.1	1.8
Cash balance at beginning of period	49.4	41.5
Cash balance at end of period	$49.5	$43.3

Supplemental cash flows information:
Interest paid	$22.2	$22.1
Net Federal income taxes paid	45.9	55.9

Supplemental non-cash activities:
Dividend declared, net yet paid	$—	$15.1

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements include the accounts of OneBeacon Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries (collectively, “OneBeacon”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The OneBeacon operating companies are U.S.-based property and casualty insurance writers, most of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, commercial and personal products and services sold primarily through select independent agencies and brokers.

OneBeacon was acquired by White Mountains Insurance Group, Ltd. (“White Mountains”) from Aviva plc (“Aviva”, formerly CGNU) in 2001 (the “OneBeacon Acquisition”). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company’s common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of June 30, 2008, White Mountains owned 75.1% of the Company’s common shares. Within this report, the term “OneBeacon” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a Bermuda exempted limited company with its headquarters located at the Bank of Butterfield Building, 42 Reid Street, 6th Floor, Hamilton HM 12, Bermuda. The Company’s U.S. headquarters are located at 1 Beacon Lane, Canton, Massachusetts 02021, its principal executive office is located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. OneBeacon’s reportable segments are Primary Insurance Operations and Other Operations, as defined below.

OneBeacon’s Primary Insurance Operations segment includes the results of substantially all of its insurance operations. OneBeacon’s Other Operations segment consists of the Company and its intermediate holding companies.

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly present the financial position, results of operations and cash flows of OneBeacon.  These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2007 Annual Report on Form 10-K for a complete discussion regarding OneBeacon’s significant accounting policies. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

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

NOTE 2. Dispositions

During the first quarter of 2008, OneBeacon sold one of its inactive licensed subsidiaries, Midwestern Insurance Company, to National Guaranty Insurance Company for $4.2 million in cash and recorded a pre-tax gain of $1.0 million through net other revenues.

NOTE 3. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of OneBeacon’s insurance subsidiaries for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	($ in millions)
Gross beginning balance	$4,460.4	$4,773.9	$4,480.3	$4,837.7
Less beginning reinsurance recoverable on unpaid losses	(2,601.3)	(2,820.5)	(2,629.5)	(2,842.6)
Net loss and LAE reserves	1,859.1	1,953.4	1,850.8	1,995.1
Loss and LAE incurred relating to:
Current year losses	274.0	295.8	587.5	596.0
Prior year losses	0.4	(12.7)	(12.2)	(24.7)
Total incurred loss and LAE	274.4	283.1	575.3	571.3
Accretion of fair value adjustment to net loss and LAE reserves	3.0	4.0	6.0	8.0
Loss and LAE paid relating to:
Current year losses	(117.9)	(124.6)	(186.0)	(200.6)
Prior year losses	(165.0)	(184.8)	(392.5)	(442.7)
Total loss and LAE payments	(282.9)	(309.4)	(578.5)	(643.3)
Net ending balance	1,853.6	1,931.1	1,853.6	1,931.1
Plus ending reinsurance recoverable on unpaid losses	2,571.9	2,765.5	2,571.9	2,765.5
Gross ending balance	$4,425.5	$4,696.6	$4,425.5	$4,696.6

During the three months ended June 30, 2008, OneBeacon experienced $0.4 million of adverse development on prior accident year losses primarily related to adverse development at AutoOne and in run-off, offset by favorable development on prior accident year loss reserves due to lower than expected severity on non-catastrophe losses primarily related to professional liability in specialty lines and package business in commercial lines. During the three months ended June 30, 2007, OneBeacon experienced $12.7 million of favorable development on prior accident year loss reserves. The favorable development was primarily related to automobile liability in traditional personal lines, property liability in commercial lines and professional liability and tuition reimbursement in specialty lines.

During the six months ended June 30, 2008, OneBeacon experienced $12.2 million of favorable development on prior accident year loss reserves due to lower than expected severity on non-catastrophe losses and favorable development on a prior accident year catastrophe. The favorable non-catastrophe development was primarily related to professional liability in specialty lines and package business in commercial lines partially offset by adverse development at AutoOne and in run-off. During the six months ended June 30, 2007, OneBeacon experienced $24.7 million of favorable development on prior accident year loss reserves primarily related to professional liability in specialty lines, property liability in commercial lines and automobile liability in personal lines.

In connection with purchase accounting for the OneBeacon Acquisition, loss and LAE reserves and the related reinsurance recoverables were adjusted to fair value on the balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, OneBeacon recognized $3.0 million and $6.0 million of such charges for the three and six months ended June 30, 2008, respectively, $4.0 million and $8.0 million of such charges for the three and six months ended June 30, 2007, respectively. As of June 30, 2008, the outstanding pre-tax unaccreted adjustment was $11.4 million.

NOTE 4. Reinsurance

In the normal course of business, OneBeacon’s insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. OneBeacon remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.

Effective, July 1, 2008, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2009.  The program provides coverage for OneBeacon property business including automobile physical damage, as well as acts of terrorism unless committed on behalf of a foreign interest (or utilizing nuclear, biological, chemical or radiological devices).  Under the program, the first $150 million of losses resulting from any single catastrophe are retained and $650 million of the next $700 million of losses resulting from the catastrophe are reinsured.  Any loss above $850 million would be retained. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

At June 30, 2008, OneBeacon had $22.1 million of reinsurance recoverables on paid losses and $2,785.0 million (gross of $213.1 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its insureds. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers for its primary insurance operations, excluding industry pools and associations and affiliates of OneBeacon, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best ratings.

($ in millions)	Balance at June 30, 2008	% of total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$2,016.7	72%	A	++
Tokio Marine and Nichido Fire (3)	56.3	2%	A	++
Munich Reinsurance America (formerly America Reinsurance Company)	45.8	2%	A	+
QBE Insurance Corporation	36.1	1%	A
Swiss Re	27.3	1%	A	+

(1)

A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(2)

Includes $404.0 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. OneBeacon also has an additional $296.1 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)

Excludes $46.4 million of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts: a reinsurance contract with National Indemnity Company (“NICO”) for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse development on losses occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Technical Matter Document No. D-54. NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway, Inc. (“Berkshire”).

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. OneBeacon estimates that on an incurred basis, net of Third Party Recoverables, as of June 30, 2008 it has used approximately $2.1 billion of the coverage provided by NICO. Approximately $1.0 billion of these incurred losses have been paid by NICO through June 30, 2008. Since entering into the NICO Cover, $41.6 million of the $2.1 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

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

OneBeacon has elected the fair value option under SFAS 159 for its investments in convertible bonds effective January 1, 2008. Convertible bonds are carried at fair value with changes therein recorded in revenues as unrealized investment gains or losses. See Recently Adopted Changes in Accounting Principles of Note 1 for further discussion. Prior to adoption of SFAS 159, OneBeacon recorded its convertible bonds in accordance with SFAS No. 155, “Accounting for Certain Hybrid Instruments, an amendment to Statements No. 133 and 140” (“SFAS 155”). Under SFAS 155, OneBeacon had accounted for the convertible bonds on a fair value basis with changes in fair value recorded through revenues as realized investment gains or losses.

The fixed maturity investments held in the trust account were classified as held-to-maturity as OneBeacon had the ability and intent to hold the investments until maturity. Securities classified as held-to-maturity were recorded at amortized cost.

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Certain of the investments purchased to fund the trust matured within one year and were therefore reflected as short-term investments. In addition, some of the interest payments on the assets in the trust were reinvested in short-term investments. Short-term investments are carried at amortized cost, which approximated fair value as of June 30, 2008 and December 31, 2007.

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

OneBeacon’s net investment income is comprised primarily of interest income associated with OneBeacon’s fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and six months ended June 30, 2008 and 2007 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	($ in millions)
Investment income:
Fixed maturity investments	$39.5	$50.4	$82.4	$94.4
Short-term investments	2.4	3.6	6.0	8.1
Common equity securities	4.3	3.5	9.1	6.8
Convertible bonds	1.6	1.9	3.2	3.2
Other investments	0.7	0.6	1.2	1.2
Total investment income	48.5	60.0	101.9	113.7
Less investment expenses	(3.9)	(5.4)	(7.2)	(8.5)
Net investment income, pre-tax	$44.6	$54.6	$94.7	$105.2

The composition of net realized investment gains (losses) consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	($ in millions)
Fixed maturity investments	$(6.8)	$4.0	$(13.5)	$9.8
Common equity securities	10.2	38.3	14.3	78.9
Convertible bonds	(5.5)	3.4	(1.8)	3.4
Other investments	0.4	11.4	3.0	19.9
Net realized investment gains, pre-tax	$(1.7)	$57.1	$2.0	$112.0

During the three and six months ended June 30, 2008, OneBeacon recognized $35.7 million and $47.4 million in pre-tax other-than-temporary impairment charges, respectively. During the three and six months ended June 30, 2007, OneBeacon did not recognize any material pre-tax other-than-temporary impairment charges.

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

In connection with the initial public offering, two irrevocable grantor trusts were established to economically defease the Company’s mandatorily redeemable preferred stock.  The assets of each trust were solely dedicated to payments of dividends and redemption amounts on the mandatorily redeemable preferred stock.  The assets held in the trusts included fixed maturity and short-term investments which were classified and accounted for as held-to-maturity. During the second quarter of 2008, trust assets were utilized to redeem the $300.0 million Berkshire Hathaway, Inc. (“Berkshire”) Preferred Stock (“Berkshire Preferred Stock”). During the second quarter of 2007, trust assets were utilized to redeem the $20.0 million Zenith Insurance Company (“Zenith”) Preferred Stock (“Zenith Preferred Stock”). Refer to the Company’s 2007 Annual Report on Form 10-K for a complete discussion of the economic defeasance of the Company’s mandatorily redeemable preferred stock. The carrying value, gross unrealized investment gains and losses, and estimated market values of OneBeacon’s fixed maturity held-to-maturity investments, carried at amortized cost, as of December 31, 2007 were as follows:

	December 31, 2007
	Carrying value	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Estimated market value
	($ in millions)
U.S. Government obligations	$305.5	$1.4	$—	$—	$306.9
Total fixed maturity investments	$305.5	$1.4	$—	$—	$306.9

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon’s fixed maturity investments as of June 30, 2008 and December 31, 2007, were as follows:

	June 30, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$389.1	$18.2	$(0.3)	$—	$407.0
Debt securities issued by industrial corporations	955.9	0.5	(13.8)	11.4	954.0
Municipal obligations	7.8	0.3	—	—	8.1
Asset-backed securities	896.1	13.3	(4.9)		904.5
Foreign government obligations	97.4	0.4	(0.8)	—	97.0
Preferred stocks	103.8	0.7	(18.1)	8.3	94.7
Total fixed maturity investments	$2,450.1	$33.4	$(37.9)	$19.7	$2,465.3

	December 31, 2007
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$490.3	$18.3	$(0.1)	$—	$508.5
Debt securities issued by industrial corporations	1,089.7	14.0	(12.9)	7.8	1,098.6
Municipal obligations	8.1	0.4	—	—	8.5
Asset-backed securities	1,061.4	12.0	(1.7)	—	1,071.7
Foreign government obligations	133.4	0.7	(0.1)	—	134.0
Preferred stocks	131.5	7.5	(2.1)	8.4	145.3
Total fixed maturity investments	$2,914.4	$52.9	$(16.9)	$16.2	$2,966.6

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon’s common equity securities and other investments as of June 30, 2008 and December 31, 2007, were as follows:

	June 30, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$780.4	$161.4	$(29.4)	$1.9	$914.3
Other investments	$248.7	$118.1	$(8.7)	$—	$358.1

	December 31, 2007
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$685.3	$158.3	$(13.9)	$2.4	$832.1
Other investments	$292.7	$58.0	$(2.1)	$—	$348.6

The cost of other investments as of December 31, 2007 includes $48.8 million related to the equity changes in OneBeacon’s interest in other investments accounted for using the equity method which, prior to the adoption of SFAS 159, were included in realized investment gains or losses.

Fair value measurements at June 30, 2008

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

As of June 30, 2008, approximately 89% of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

Other investments, which are comprised of limited partnerships, hedge funds and private equity interests for which the SFAS 159 fair value option has been elected, are carried at fair value based upon OneBeacon’s proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value.  In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly. As of June 30, 2008, these investments represented approximately 8% of the investment portfolio recorded at fair value.

The fair value measurements at June 30, 2008 and their related inputs are as follows:

	Fair value at June 30, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments	$2,465.3	$407.0	$1,960.2	$98.1
Common equity securities	914.3	877.9	—	36.4
Convertible bonds	320.9	—	320.9	—
Short-term investments	417.8	417.8	—	—
Other investments	358.1	—	—	358.1
Total	$4,476.4	$1,702.7	$2,281.1	$492.6

The changes in Level 3 fair value measurements for the three and six months ended June 30, 2008 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2008	$169.2	$70.3	$19.3	$348.6	$607.4
Total realized and unrealized gains (losses)	(4.6)	0.3	—	(9.9)	(14.2)
Purchases and sales, net	—	—	—	0.1	0.1
Transfers in (out) of Level 3, net	(53.5)	(36.3)	(17.1)	—	(106.9)
Balance at March 31, 2008	$111.1	$34.3	$2.2	$338.8	$486.4
Total realized and unrealized gains (losses)	(18.2)	1.5	—	17.7	1.0
Purchases and sales, net	10.1	0.6	—	1.6	12.3
Transfers in (out) of Level 3, net	(4.9)	—	(2.2)	—	(7.1)
Balance at June 30, 2008	$98.1	$36.4	$—	$358.1	$492.6

The majority of the transfers out of Level 3 within fixed maturity investments during the three months ended March 31, 2008 represent securities for which observable inputs were unavailable as of December 31, 2007 mainly because the securities were relatively new issuances and/or limited market data was available. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. With respect to common equity securities, as a result of efforts to adopt SFAS 157 and 159, OneBeacon was able to obtain additional information on the underlying common equity securities for a limited partnership that it consolidates in its financial statements. These common equity securities which are priced based on quoted prices were transferred out of Level 3 into Level 1 during the three months ended March 31, 2008. There were no significant transfers in (out) of Level 3 during the three months ended June 30, 2008.

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 at June 30, 2008:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	($ in millions)
Fixed maturity investments	$(18.2)	$(23.9)
Common equity securities	1.5	2.2
Convertible bonds	—	—
Short-term investments	—	—
Other investments	17.3	4.7
Total	$0.6	(17.0)

The changes in fair value for the three months ended June 30, 2008 are as follows:

	Net unrealized gains (losses) (1)	Net foreign currency translation gains (losses) (1)	Total changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$(44.2)	$2.5	$(41.7)
Common equity securities	23.0	0.3	23.3
Convertible bonds	(0.2)	—	(0.2)
Short-term investments	—	0.4	0.4
Other investments	17.3	—	17.3
Total	$(4.1)	$3.2	$(0.9)

(1)

Includes changes in deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains’ common control of $(0.7) million, pre-tax, for the three months ended June 30, 2008.

The changes in fair value for the six months ended June 30, 2008 are as follows:

	Net unrealized gains (losses) (1)	Net foreign currency translation gains (losses) (1)	Total changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$(41.2)	$3.2	$(38.0)
Common equity securities	(12.4)	(0.5)	(12.9)
Convertible bonds	(15.2)	—	(15.2)
Short-term investments	—	1.4	1.4
Other investments	4.7	—	4.7
Total	$(64.1)	$4.1	$(60.0)

(1)

Includes changes in deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains’ common control of $(1.0) million, pre-tax, for the six months ended June 30, 2008.

In addition to the investment portfolio described above, OneBeacon has $27.4 million of liabilities recorded at fair value in accordance with SFAS 157 and included in other liabilities.  These liabilities relate to securities that have been sold short by a limited partnership that OneBeacon invests in and is required to consolidate under GAAP.  All of the liabilities included in the $27.4 million have been deemed to have a Level 1 designation.

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

	Primary Insurance Operations	Other Operations	Total
	($ in millions)
Three months ended June 30, 2008
Earned premiums	$463.8	$—	$463.8
Net investment income	41.2	3.4	44.6
Net realized investment gains (losses)	0.1	(1.8)	(1.7)
Change in net unrealized investment gains	(2.5)	1.6	(0.9)
Net other revenues (expenses)	3.0	(0.4)	2.6
Total revenues	505.6	2.8	508.4
Loss and LAE	274.4	—	274.4
Policy acquisition expenses	84.3	—	84.3
Other underwriting expenses	79.2	—	79.2
General and administrative expenses	3.6	2.3	5.9
Accretion of fair value adjustment to loss and LAE reserves	—	3.0	3.0
Interest expense on debt	0.8	10.6	11.4
Interest expense on preferred stock subject to mandatory redemption	—	15.8	15.8
Total expenses	442.3	31.7	474.0
Pre-tax income (loss)	$63.3	$(28.9)	$34.4
Three months ended June 30, 2007
Earned premiums	$465.0	$—	$465.0
Net investment income	48.7	5.9	54.6
Net realized investment gains	56.9	0.2	57.1
Change in net unrealized investment gains	—	—	—
Net other revenues (expenses)	3.3	(0.9)	2.4
Total revenues	573.9	5.2	579.1
Loss and LAE	283.1	—	283.1
Policy acquisition expenses	78.3	—	78.3
Other underwriting expenses	89.6	—	89.6
General and administrative expenses	1.2	1.5	2.7
Accretion of fair value adjustment to loss and LAE reserves	—	4.0	4.0
Interest expense on debt	0.8	10.5	11.3
Interest expense on preferred stock subject to mandatory redemption	—	16.3	16.3
Total expenses	453.0	32.3	485.3
Pre-tax income (loss)	$120.9	$(27.1)	$93.8

	Primary Insurance Operations	Other Operations	Total
	($ in millions)
Six months ended June 30, 2008
Earned premiums	$919.1	$—	$919.1
Net investment income	84.3	10.4	94.7
Net realized investment gains (losses)	3.4	(1.4)	2.0
Change in net unrealized investment gains	(58.5)	(1.5)	(60.0)
Net other revenues (expenses)	7.0	(0.8)	6.2
Total revenues	955.3	6.7	962.0
Loss and LAE	575.3	—	575.3
Policy acquisition expenses	169.0	—	169.0
Other underwriting expenses	149.3	—	149.3
General and administrative expenses	5.7	4.6	10.3
Accretion of fair value adjustment to loss and LAE reserves	—	6.0	6.0
Interest expense on debt	1.8	21.1	22.9
Interest expense on preferred stock subject to mandatory redemption	—	33.4	33.4
Total expenses	901.1	65.1	966.2
Pre-tax income (loss)	$54.2	$(58.4)	$(4.2)
Six months ended June 30, 2007
Earned premiums	$933.9	$—	$933.9
Net investment income	94.4	10.8	105.2
Net realized investment gains	111.8	0.2	112.0
Change in net unrealized investment gains	—	—	—
Net other revenues (expenses)	6.6	(1.1)	5.5
Total revenues	1,146.7	9.9	1,156.6
Loss and LAE	571.3	—	571.3
Policy acquisition expenses	156.6	—	156.6
Other underwriting expenses	180.5	—	180.5
General and administrative expenses	1.2	3.9	5.1
Accretion of fair value adjustment to loss and LAE reserves	—	8.0	8.0
Interest expense on debt	1.7	21.0	22.7
Interest expense on preferred stock subject to mandatory redemption	—	32.1	32.1
Total expenses	911.3	65.0	976.3
Pre-tax income (loss)	$235.4	$(55.1)	$180.3
June 30, 2008
Total investments	$4,352.1	$124.3	$4,476.4
Reinsurance recoverable on paid and unpaid losses	2,807.1	(213.1)	2,594.0
Total assets	8,819.3	(108.1)	8,711.2
Loss and LAE reserves	4,650.0	(224.5)	4,425.5
Total liabilities	6,586.2	515.9	7,102.1
Total equity	2,233.1	(624.0)	1,609.1
December 31, 2007
Total investments	$4,525.9	$643.6	$5,169.5
Reinsurance recoverable on paid and unpaid losses	2,872.5	(221.1)	2,651.4
Total assets	9,136.1	405.4	9,541.5
Loss and LAE reserves	4,718.8	(238.5)	4,480.3
Total liabilities	6,864.4	770.6	7,635.0
Total equity	2,271.7	(365.2)	1,906.5

The following tables provide net written premiums and earned insurance premiums for OneBeacon’s Primary Insurance Operations by major underwriting unit and in total for the three and six months ended June 30, 2008 and 2007:

	Specialty	Commercial	Personal	Total (1)
	($ in millions)
Three months ended June 30, 2008
Net written premiums	$158.6	$202.2	$168.9	$529.6
Earned premiums	119.4	182.7	161.7	463.8
Three months ended June 30, 2007 (2)
Net written premiums	$109.1	$195.3	$180.4	$484.8
Earned premiums	107.4	177.1	180.5	465.0

	Specialty	Commercial	Personal	Total (1)
	($ in millions)
Six months ended June 30, 2008
Net written premiums	$269.5	$371.9	$313.6	$955.3
Earned premiums	229.8	363.7	325.3	919.1
Six months ended June 30, 2007 (2)
Net written premiums	$205.1	$366.6	$353.2	$925.1
Earned premiums	213.8	349.7	370.3	933.9

(1)	Includes results from run-off.

(2)

In the first quarter of 2008, within our Primary Insurance Operations segment, OneBeacon began to include Community Banks within commercial lines. Community Banks was formerly reported in specialty lines. The reporting change was undertaken to better align the reported results of OneBeacon’s underwriting units with their product and management structure. The prior period has been reclassified to conform to the current presentation.

NOTE 7. Retirement and Postretirement Plans

OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001 and remain actively employed with OneBeacon. Current plans include a OneBeacon qualified pension plan (the “Qualified Plan”) and a OneBeacon non-qualified pension plan (the “Non-qualified Plan”) (collectively the “Plans”). OneBeacon’s Plans were frozen and curtailed in the fourth quarter of 2002.

The components of net periodic benefit costs for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	($ in millions)		($ in millions)
Service cost	$0.2	$0.6	$0.4	$1.1
Interest cost	1.7	6.6	3.4	13.2
Expected return on plan assets	(2.1)	(6.7)	(4.2)	(13.5)
Amortization of unrecognized loss	0.1	0.1	0.2	0.2
Net periodic benefit (income) cost	$(0.1)	$0.6	$(0.2)	$1.0

OneBeacon does not expect to make a contribution to its Qualified Plan in 2008. OneBeacon anticipates contributing $2.8 million to the Non-qualified Plan, for which OneBeacon has assets held in rabbi trusts. As of June 30, 2008, $1.5 million in contributions have been made to the Non-qualified Plan.

NOTE 8.  Employee Share-Based Incentive Compensation Plans

OneBeacon’s share-based compensation plans consist of performance shares and stock options granted in connection with the initial public offering. OneBeacon’s share-based compensation plans are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon’s common shares at the time awards are earned. See “Performance Shares” below. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OneBeacon’s deferred compensation plans. OneBeacon expenses the full cost of all its share-based compensation.

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

Performance Shares

Prior to February 2007, the value of OneBeacon’s performance shares was based upon the market price of an underlying White Mountains common share (“WTM Performance Shares”).  In February 2007, all of OneBeacon’s WTM Performance Shares outstanding were replaced with performance shares whose value is based upon the market price of an underlying common share of the Company (“OB Performance Shares”).

The following summarizes performance share activity for OB Performance Shares for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,
	2008		2007
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	2,131,894	$6.9	1,114,645	$6.0
Payments and deferrals	—	—	—	—
New awards	69,958	1.8	23,674	0.1
Forfeitures and net change in assumed forfeitures	(15,644)	(0.2)	(15,978)	(0.1)
Expense recognized	—	1.2	—	4.1
End of period	2,186,208	$9.7	1,122,341	$10.1

	Six months ended June 30,
	2008		2007
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	1,058,194	$9.2	—	$—
Payments and deferrals (1)	(117,363)	(1.6)	—	—
New awards	1,397,100	4.0	908,460	—
Forfeitures and net change in assumed forfeitures	(151,723)	(0.6)	(68,820)	(0.3)
Transfers in (2)	—	—	282,701	4.1
(Income) expense recognized	—	(1.3)	—	6.3
End of period	2,186,208	$9.7	1,122,341	$10.1

(1)             Performance share payments in 2008 for the 2007 performance cycle were based upon a performance factor of 63%.

(2)             In February 2007, OneBeacon’s WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

The following summarizes performance share activity for WTM Performance Shares for the three and six months ended June 30, 2007:

	Three months ended June 30,		Six months ended June 30,
	2007		2007
	Target WTM Performance Shares outstanding	Accrued expense	Target WTM Performance Shares outstanding	Accrued expense
	($ in millions)		($ in millions)
Beginning of period	—	$—	16,470	$7.8
Payments and deferrals (1)	—	—	(4,400)	(3.7)
New awards	—	—	—	—
Forfeitures and net change in assumed forfeitures	—	—	—	—
Transfers out (2)	—	—	(12,070)	(4.1)
Expense recognized	—	—	—	—
End of period	—	$—	—	$—

(1)             Performance share payments in 2007 for the 2004-2006 performance cycle were based upon a performance factor of 145%.

(2)             In February 2007, OneBeacon’s WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

The following summarizes performance shares outstanding and accrued performance share expense at June 30, 2008 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2007—2008	137,400	$2.1
2007—2009	770,132	3.9
2008—2010	1,334,221	3.9
Sub-total	2,241,753	9.9
Assumed forfeitures	(55,545)	(0.2)
Total at June 30, 2008	2,186,208	$9.7

If 100% of the outstanding performance shares had been vested on June 30, 2008, the total additional compensation cost to be recognized would have been $23.1 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2007 and 2004-2006 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

Stock Options

As described in the Company’s 2007 Annual Report on form 10-K, in connection with the initial public offering, OneBeacon issued options to acquire 1,420,000 common shares of the Company to certain members of management. The following summarizes option activity for the three and six months ended June 30, 2008:

	Three Months Ended June 30,
	2008		2007
	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense
	($ in millions)
Beginning of period	1,258,091	$1.7	1,349,000	$0.5
New awards	—	—	—	—
Forfeitures	(20,219)	—	—	—
Exercised	—	—	—	—
Expense recognized	—	0.5	—	0.3
End of period	1,237,872	$2.2	1,349,000	$0.8

	Six Months Ended June 30,
	2008		2007
	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense
	($ in millions)
Beginning of period	1,324,306	$1.4	1,420,000	$0.2
New awards	—	—	—	—
Forfeitures	(86,434)	—	(71,000)	—
Exercised	—	—	—	—
Expense recognized	—	0.8	—	0.6
End of period	1,237,872	$2.2	1,349,000	$0.8

The options vest in equal installments on each of the third, fourth and fifth anniversaries of their issuance.  These options expire five and a half years from the anniversary of issuance.  The fair value of each option award at grant date was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years.  The options originally had a per share exercise price of $30.00.  On May 27, 2008, the Compensation Committee of the Board of Directors (the “Compensation Committee”) amended the exercise price to $27.97 as a result of the $2.03 per share special dividend paid in the first quarter of 2008.  The compensation expense associated with the options and the incremental fair value of the award modification is being recognized ratably over the remaining period.

Restricted Stock Units

The options granted in connection with OneBeacon’s initial public offering did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, on February 26, 2008, the Compensation Committee awarded 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of growth of 4% per cycle in adjusted book value per common share. Upon vesting, the RSUs will be mandatorily deferred into one of the Company’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the Compensation Committee. The expense associated with the RSUs is being recognized over the vesting period. For the three and six months ended June 30, 2008, OneBeacon recognized $0.2 million and $0.4 million, respectively, in expense.

NOTE 9.  Income Taxes

While OneBeacon is subject to taxation in several jurisdictions, the majority of OneBeacon’s subsidiaries file a consolidated tax return in the United States.  Income earned or losses generated by companies outside the United States are generally subject to an overall effective rate lower than that imposed by the United States.

OneBeacon’s income tax (benefit) provision related to pre-tax income or loss from continuing operations for the six months ended June 30, 2008 and 2007 represented effective tax rates of (88.1)% and 31.9%, respectively, which were higher and lower, respectively, than the U.S. statutory rate of 35%.  The effective tax rate was higher for the six months ended June 30, 2008 due to a pre-tax loss from operations resulting from the reporting of a decrease in net unrealized investment gains in revenues pursuant to SFAS 159 and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock.  In arriving at the effective tax rate for the six months ended June 30, 2008, OneBeacon is treating the change in net unrealized investment gains as a discrete item separate from the other components of pre-tax income or loss.  Therefore, the benefit of these net losses is calculated at the statutory rate applicable to the jurisdiction in which the losses are recorded.  The majority of the investment assets incurring current period unrealized net losses for the six months ended June 30, 2008, are recorded in the U.S., and are taxed at the statutory rate of 35%.  OneBeacon believes that the treatment of the change in net unrealized investment gains as a discrete item is appropriate since a reliable estimate for the full year cannot be made. The effective tax rate was lower than the U.S. statutory rate of 35% for the six months ended June 30, 2007 due to income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock.

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

Under FIN 48, OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations for years before 2003.  The Internal Revenue Service (IRS) commenced an examination of OneBeacon’s U.S. income tax returns for 2003 through 2004 in the second quarter of 2006.  On June 30, 2008, OneBeacon received Form 4549-A (Income Tax Examination Changes) from the IRS relating to the audit of tax years 2003 and 2004 assessing an additional $90.0 million of tax. The estimated total assessment, including interest, withholding tax and utilization of alternative minimum and foreign tax credit carryovers is $173.8 million. OneBeacon disagrees with the adjustments proposed by the IRS and intends to vigorously defend its position. The timing of the resolution of these items is uncertain, however it is reasonably possible that the resolution could occur within the next 12 months.  An estimate of the range of potential outcomes cannot be made at this time. OneBeacon’s overall liability for tax assessments for 2003 and 2004 is limited due to the Tax Make Whole Agreement with White Mountains, which fixes the liability for these items at the amount recorded on OneBeacon’s books. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.

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

On July 24, 2008, OneBeacon and Liberty Mutual Insurance Group (“Liberty Mutual”) entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) that resolves nearly four years of arbitration and litigation.  The disputes concerned amounts which Liberty Mutual asserted were due to it under agreements with OneBeacon (the “Liberty Agreements”) for unallocated loss adjustment expenses and amounts which OneBeacon asserted were due to it related to claims administration and reinsurance.  The Settlement Agreement represents a full and final resolution of the disputes related to the Liberty Agreements.

In connection with the Settlement Agreement, OneBeacon took a pre-tax charge in the amount of $9.2 million in the second quarter of 2008, representing a part of the cost of the settlement.  OneBeacon made a cash payment to Liberty Mutual in the amount of $16.0 million on July 30, 2008. No further charges or payments will be made with respect to the disputed matters.

Refer to the Company’s 2007 Annual Report on Form 10-K, and in particular Item 3—“Legal Proceedings” for a brief description of all other non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

Guarantees

Beginning in February 2006, OneBeacon Insurance Comapny (“OBIC”) agreed to provide guarantees of the obligations of Galileo Weather Risk Management Ltd. (“Galileo”) to Galileo’s counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees require OBIC to pay the full amount of Galileo’s obligations to the counterparty in the event of Galileo’s failure to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of June 30, 2008, there were 6 outstanding guarantees, the total principal amount of which was approximately $51.5 million. In the event that the total guaranteed principal amount exceeds the lesser of 5% of OBIC’s admitted assets of $3.5 billion at December 31, 2007 or 25% of OBIC’s statutory surplus of $1.6 billion at December 31, 2007, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC has agreed, at White Mountains’ option, to continue to make these guarantees available until October 2008 and will receive from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement entered into by OneBeacon and White Mountains in connection with the initial public offering, White Mountains has agreed that it will take appropriate steps to ensure that OBIC will not be called on to make payment on these guarantees.

NOTE 11. Earnings per Share

Basic and diluted earnings per share amounts have been determined in accordance with SFAS No. 128, “Earnings per Share.” During the second quarter of 2008 and 2007, 4,103 shares and 8,883 shares, respectively, of the Company’s common stock were awarded to certain members of the Company’s board of directors, in lieu of their 2008 and 2007 annual cash retainer. During the third quarter of 2007, the Company began a share repurchase program. Since the inception of this program, the Company has repurchased and retired 4.5 million of its Class A common shares. During the three and six months ended June 30, 2008, the Company repurchased and retired 0.5 million and 3.0 million, respectively, of its Class A common shares for $9.4 million and $62.2 million, respectively.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic earnings (loss) per share (in millions):
Net income (loss) available to common shareholders	$23.8	$62.3	$(0.5)	$122.8
Weighted average shares outstanding	95.8	100.0	96.7	100.0
Diluted earnings (loss) per share (in millions):
Net income (loss) available to common shareholders	$23.8	$62.3	$(0.5)	$122.8
Weighted average shares outstanding (1)	95.8	100.0	96.7	100.0

Basic earnings (loss) per share (in dollars):
Net income (loss) available to common shareholders	$0.25	$0.62	$(0.01)	$1.23
Diluted earnings (loss) per share (in dollars):
Net income (loss) available to common shareholders	$0. 25	$0.62	$(0.01)	$1.23

(1)	Common shares issuable upon exercise of the options (see Note 8) were not included as their inclusion would be anti-dilutive for the periods presented

NOTE 12. Subsequent Events

In July 2008, the Company and Liberty Mutual entered into the Settlement Agreement described in Note 10.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that our expectations in such forward-looking statements will turn out to be correct. OneBeacon’s actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” on page 42 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

The following discussion also includes two non-GAAP financial measures, adjusted book value per common share and adjusted common shareholders’ equity that have been reconciled to their most comparable GAAP financial measures (see below and page 35). OneBeacon believes these measures to be useful supplements to the comparable GAAP measures in evaluating OneBeacon’s financial performance.

Adjusted Book Value Per Common Share for the Three and Six Months Ended June 30, 2008

We ended the second quarter of 2008 with an adjusted book value per share of $16.85 reflecting a 2.2% increase for the second quarter 2008 and 0.8% growth through June 30, 2008, including dividends.  This increase reflected a 1.0% and 0.9% GAAP total return on invested assets for the second quarter 2008 and first six months of 2008, respectively.

The following table presents our adjusted book value per common share, and reconciles this non-GAAP financial measure to its most comparable GAAP measure.

	June 30,	March 31,	December 31,
	2008	2008	2007
Numerator
Common shareholders’ equity	$1,609.1	$1,613.0	$1,906.5
Remaining adjustment of subsidiary preferred stock to face value	—	(11.1)	(21.6)
Adjusted common shareholders’ equity (1)	$1,609.1	$1,601.9	$1,884.9

Denominator
Common shares outstanding (2)	95.5	96.0	98.5

Book value per common share	$16.85	$16.80	$19.36

Adjusted book value per common share (1)	$16.85	$16.69	$19.14

(1) Represents a non-GAAP financial measure.

(2) Includes the impact of repurchases of Class A common shares made through the Company’s share repurchase program which commenced in the third quarter of 2007.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	($ in millions)
Net written premiums	$529.6	$484.8	$955.3	$925.1
Revenues
Earned premiums	$463.8	$465.0	$919.1	$933.9
Net investment income	44.6	54.6	94.7	105.2
Net realized investment (losses) gains	(1.7)	57.1	2.0	112.0
Change in net unrealized investment gains	(0.9)	—	(60.0)	—
Net other revenues	2.6	2.4	6.2	5.5
Total revenues	508.4	579.1	962.0	1,156.6
Expenses
Loss and LAE	274.4	283.1	575.3	571.3
Policy acquisition expenses	84.3	78.3	169.0	156.6
Other underwriting expenses	79.2	89.6	149.3	180.5
General and administrative expenses	5.9	2.7	10.3	5.1
Accretion of fair value adjustment to loss and LAE reserves	3.0	4.0	6.0	8.0
Interest expense on debt	11.4	11.3	22.9	22.7
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	15.8	16.3	33.4	32.1
Total expenses	474.0	485.3	966.2	976.3
Pre-tax income (loss)	34.4	93.8	(4.2)	180.3
Income tax (provision) benefit	(10.6)	(31.5)	3.7	(57.5)
Net income (loss)	23.8	62.3	(0.5)	122.8
Other comprehensive income (loss)	1.2	(6.3)	—	2.7
Comprehensive net income (loss)	$25.0	$56.0	$(0.5)	$125.5

Consolidated Results—Three months ended June 30, 2008 versus three months ended June 30, 2007

Our pre-tax income for the three months ended June 30, 2008 was $34.4 million compared to $93.8 million for the three months ended June 30, 2007 and our GAAP combined ratio was 94.4% for the second quarter 2008, compared to 97.0% for the second quarter of 2007. As described below, effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159) and elected to record the changes in unrealized gains and losses from our available-for-sale securities and our investments in limited partnerships, hedge funds and private equity interests in net income. In prior periods, these changes have been included in other comprehensive income. Accordingly net income and pre-tax income for 2008 periods are not directly comparable to such measures for 2007 periods.

The decrease in our GAAP combined ratio was primarily due to a decrease in our loss and LAE ratio driven by lower current accident year losses.  For the second quarter of 2008, we had $0.4 million in adverse development on prior accident year losses primarily related to non-catastrophe losses at AutoOne and in run-off, offset by favorable development on prior accident year loss reserves due to lower than expected severity on non-catastrophe losses primarily related to professional liability in specialty lines and package business in commercial lines. For the second quarter of 2007, we had favorable development on prior accident year losses of $12.7 million primarily related to automobile liability in traditional personal lines, property liability in commercial lines and professional liability and tuition reimbursement in specialty lines.

Our total revenues decreased 12.2% in the second quarter of 2008 to $508.4 million, compared to $579.1 million in the second quarter of 2007. Net realized investment (losses) gains decreased 103.0% in the second quarter of 2008 to $(1.7) million, compared with $57.1 million in the second quarter of 2007. The decrease was mainly due to the sale in the second quarter of 2007 of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation and $35.7 million of impairment charges taken in the second quarter of 2008, mainly on securities in the banking sector. Under the fair value election of SFAS 159, we report changes in the fair value of our investment portfolio, excluding held-to-maturity investments, in pre-tax revenues. Prior to the adoption of SFAS 159, changes in net unrealized investment gains or losses were reported in other comprehensive income after tax. The change in net unrealized investment gains in the second quarter of 2008 was a decrease of $0.9 million reported in revenues compared to a decrease of $10.2 million reported in other comprehensive income in the second quarter of 2007.  Net other revenues increased 8.3% in the second quarter of 2008 to $2.6 million, compared to $2.4 million in the second quarter of 2007.

Our income tax provision related to pre-tax income for the three months ended June 30, 2008 and 2007 represented effective tax rates of 30.8% and 33.6%, respectively, which were lower than the U.S. statutory rate of 35%.  The effective tax rates were lower than the U.S. statutory rate of 35% for the three months ended June 30, 2008 and 2007 due to income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Hathaway, Inc. (Berkshire) Preferred Stock (Berkshire Preferred Stock).

Consolidated Results—Six months ended June 30, 2008 versus six months ended June 30, 2007

Our pre-tax loss for the first six months of 2008 was $4.2 million, compared to pre-tax income $180.3 million for the first six months of 2007 and our GAAP combined ratio was 97.2% for the first six months 2008, compared to 97.3% for the first six months of 2007. As described above, effective January 1, 2008, we adopted SFAS 159 and, accordingly net (loss) income and pre-tax (loss) income for 2008 periods are not directly comparable to such measures for 2007 periods.

Our GAAP combined ratio was essentially flat with decreases in our expense ratio offset by increases in our loss ratio.  Included in the first six months of 2007 was $9.1 million of office consolidation expenses associated with actions taken to optimize long-term occupancy costs, including our move to our new U.S. Headquarters in Canton, Massachusetts.  The increase in our loss and LAE ratio was primarily due to lower favorable development on prior accident year losses. The first six months of 2008 included $12.2 million of favorable development on prior accident year losses due to lower than expected severity on non-catastrophe losses and favorable development on a prior accident year catastrophe. The favorable non-catastrophe development was primarily related to professional liability in specialty lines and package business in commercial lines partially offset by adverse development at AutoOne and in run-off. The first six months of 2007 included $24.7 million of favorable development on prior accident year losses primarily related to professional liability in specialty lines, property liability in commercial lines and automobile liability in personal lines.

Our total revenues decreased 16.8% in the first six months of 2008 to $962.0 million, compared to $1,156.6 million in the first six months of 2007.  As described above, under the fair value election of SFAS 159, we report changes in the fair value of our investment portfolio, excluding held-to-maturity investments, in pre-tax revenues. The change in net unrealized investment gains in the first six months of 2008 was a decrease of $60.0 million reported in revenues compared to an increase of $3.2 million reported in other comprehensive income in the first six months of 2007. Net realized investment gains decreased 98.2% in the first six months of 2008 to $2.0 million, compared with $112.0 million in the first six months of 2007, mainly due to the sale in the second quarter of 2007 of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation and $47.4 million of impairment charges taken in the second quarter of 2008, mainly on securities in the banking sector. Net other revenues increased 12.7% in the first six months of 2008 to $6.2 million, compared to $5.5 million in the first six months of 2007.

Our income tax (benefit) provision related to pre-tax income or loss from continuing operations for the six months ended June 30, 2008 and 2007 represented effective tax rates of (88.1)% and 31.9%, respectively, which were higher and lower, respectively, than the U.S. statutory rate of 35%.  The effective tax rate was higher for the six months ended June 30, 2008 due to a pre-tax loss from operations resulting from the reporting of a decrease in net unrealized investment gains in revenues pursuant to SFAS 159 and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock.  In arriving at the effective tax rate for the six months ended June 30, 2008, we are treating the change in net unrealized investment gains as a discrete item separate from the other components of pre-tax income or loss.  Therefore, the benefit of these net losses is calculated at the statutory rate applicable to the jurisdiction in which the losses are recorded.  The majority of the investment assets incurring current period unrealized net losses for the six months ended June 30, 2008 are recorded in the U.S., and are taxed at the statutory rate of 35%.  We believe that the treatment of the change in net unrealized investment gains as a discrete item is appropriate since a reliable estimate for the full year cannot be made.  The effective tax rate was lower than the U.S. statutory rate of 35% for the six months ended June 30, 2007 due to income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock.

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

Primary Insurance Operations

Financial results for our Primary Insurance Operations segment for the three and six months ended June 30, 2008 and 2007, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	($ in millions)
Net written premiums	$529.6	$484.8	$955.3	$925.1

Earned premiums	$463.8	$465.0	$919.1	$933.9
Net investment income	41.2	48.7	84.3	94.4
Net realized investment gains	0.1	56.9	3.4	111.8
Change in net unrealized investment gains	(2.5)	—	(58.5)	—
Net other revenues	3.0	3.3	7.0	6.6
Total revenues	505.6	573.9	955.3	1,146.7
Loss and LAE	274.4	283.1	575.3	571.3
Policy acquisition expenses	84.3	78.3	169.0	156.6
Other underwriting expenses	79.2	89.6	149.3	180.5
General and administrative expenses	3.6	1.2	5.7	1.2
Interest expense on debt	0.8	0.8	1.8	1.7
Total expenses	442.3	453.0	901.1	911.3
Pre-tax income	$63.3	$120.9	$54.2	$235.4

The following tables provide GAAP ratios, net written premiums and earned premiums by underwriting units for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30, 2008
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)(5)
Loss and LAE	49.3%	53.6%	64.6%	59.2%
Expense	36.5	36.4	32.9	35.2
Total Combined	85.8%	90.0%	97.5%	94.4%
Net written premiums	$158.6	$202.2	$168.9	$529.6
Earned premiums	119.4	182.7	161.7	463.8

	Three months ended June 30, 2007
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)(5)
Loss and LAE	56.7%	56.9%	62.6%	60.9%
Expense	31.3	37.7	36.2	36.1
Total Combined	88.0%	94.6%	98.8%	97.0%
Net written premiums	$109.1	$195.3	$180.4	$484.8
Earned premiums	107.4	177.1	180.5	465.0

	Six months ended June 30, 2008
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)(5)
Loss and LAE	52.3%	62.8%	64.7%	62.6%
Expense	34.3	37.2	31.8	34.6
Total Combined	86.6%	100.0%	96.5%	97.2%
Net written premiums	$269.5	$371.9	$313.6	$955.3
Earned premiums	229.8	363.7	325.3	919.1

	Six months ended June 30, 2007
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)(5)
Loss and LAE	57.1%	55.8%	64.3%	61.2%
Expense	31.0	37.7	36.3	36.1
Total Combined	88.1%	93.5%	100.6%	97.3%
Net written premiums	$205.1	$366.6	$353.2	$925.1
Earned premiums	213.8	349.7	370.3	933.9

(1)             Includes results from run-off. For the three months ended June 30, 2008 and 2007, includes net written premiums of $(0.1) million and $0, respectively, from run-off.  There were no earned premiums from run-off for the three months ended June 30, 2008 and 2007.  For the six months ended June 30, 2008 and 2007, includes net written premiums of $0.3 million and $0.2 million, respectively, from run-off and earned premiums of $0.3 million and $0.1 million, respectively, from run-off.

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

(3)             Includes our long-term incentive compensation expense. For the three months ended June 30, 2008 and 2007, long-term incentive compensation expense increased our total GAAP combined ratio by 0.8 points and 2.2 points, respectively.  For the six months ended June 30, 2008 and 2007, long-term incentive compensation expense increased our total GAAP combined ratio by 0.7 points and 1.9 points, respectively.

(4)             Includes loss and LAE relating to catastrophes. For the three months ended June 30, 2008 and 2007, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 1.3 points and 2.7 points, respectively, including development on prior accident year catastrophes which (decreased) increased our loss and LAE and total combined ratios by (0.1) points and 0.3 points, respectively. For the six months ended June 30, 2008 and 2007, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 1.9 points and 1.4 points, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and total combined ratios by 0.6 points and 0.1 points, respectively.

(5)             Prior accident year development, including development on catastrophes, for the three months ended June 30, 2008 and 2007 increased (decreased) our loss and LAE and total combined ratios by 0.1 points and (2.7) points, respectively.  Prior accident year development, including development on catastrophes, for the six months ended June 30, 2008 and 2007 decreased our loss and LAE and total combined ratios by 1.3 points and 2.6 points, respectively.

Primary Insurance Operations— Three months ended June 30, 2008 versus three months ended June 30, 2007

Specialty lines. Net written premiums for specialty lines increased by 45.4% to $158.6 million in the second quarter of 2008 as compared to $109.1 million in the second quarter of 2007, primarily driven by $59.6 million in net written premium in other specialty lines, including our collector car and boat business which we began writing premium in the second quarter of 2008 and a $7.8 million increase in net written premium at OneBeacon Professional Partners (OBPP).

The specialty lines combined ratio for the second quarter of 2008 was 85.8%, compared to 88.0% for the second quarter of 2007 due primarily to a decreased loss and LAE ratio. The loss and LAE ratio decreased 7.4 points in the second quarter of 2008 to 49.3%, compared to 56.7% in the prior year period mainly due to a 5.8 point favorable change in prior accident year losses in the second quarter of 2008, compared to the second quarter of 2007, and a 1.6 point favorable change in current accident year losses compared to the prior year period primarily due to lower catastrophe losses.  The decrease in prior accident year losses in the second quarter of 2008 is primarily due to favorable development on prior accident year losses at OBPP. The expense ratio for the second quarter of 2008 increased 5.2 points to 36.5%, compared to 31.3% in the prior year period primarily due to increased policy acquisition expenses due to changes in mix of business at OBPP, transition costs associated with the new management team at OBPP, as well as costs associated with growing our specialty lines businesses.

Commercial lines. Net written premiums for commercial lines increased by 3.5% to $202.2 million in the second quarter of 2008, compared to $195.3 million in the second quarter of 2007.  This increase was primarily due to a $6.4 million increase in net written premiums in the small business division compared to the prior year period.

The commercial lines combined ratio for the second quarter of 2008 was 90.0%, compared to 94.6% in the second quarter of 2007 due primarily to a decreased loss and LAE ratio, as well as a slight decrease in the expense ratio. The loss and LAE ratio decreased to 53.6%, compared to 56.9% in the second quarter of 2007, primarily due to lower current accident year non-catastrophe large losses in our middle market division compared to the second quarter of 2007.  The expense ratio decreased to 36.4% from 37.7% in the second quarter of 2007 due to a decrease in other underwriting expenses mainly due to lower information technology costs.

Personal lines. Net written premiums for personal lines decreased by 6.4% to $168.9 million in the second quarter of 2008, compared to $180.4 million in the second quarter of 2007. In traditional personal lines, net written premiums decreased 7.5% due to the decision to cease writing business in Houston General Insurance Exchange (Houston General) in late 2007, lower new business associated with coastal restrictions at Adirondack Insurance Exchange (Adirondack), lower premium volume from the involuntary market in Massachusetts, and also the discontinuation of surplus lines business. Further, AutoOne continued to experience reduced writings due to declines in New York’s assigned risk pool. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $130 million in 2008, from $179 million in 2007, down from $253 million in 2006 and $383 million in 2005. The Company expects a reduction in AutoOne’s premium volume reflective of these trends.

The personal lines combined ratio for the second quarter of 2008 was 97.5%, compared to 98.8% for the second quarter of 2007. The decrease in the combined ratio was primarily due to a decrease in the expense ratio. The expense ratio decreased to 32.9%, compared to 36.2% in the second quarter of 2007 due to a decrease in other underwriting expenses resulting from actions taken in late 2007 to better align personal lines staffing with our business needs.  The loss and LAE ratio increased to 64.6%, compared to 62.6% for the second quarter of 2007, mainly due to adverse development on prior accident year losses on personal automobile liability at AutoOne, partially offset by strong current accident year loss results and light catastrophe activity in traditional personal lines.

Run-off. For the second quarter of 2008, run-off generated an underwriting loss of $13.3 million, compared to an underwriting loss of $10.8 million in the second quarter of 2007. The second quarter of 2008 included $13.1 million of loss and LAE driven primarily by $9.2 million of incurred unallocated loss adjustment expenses (ULAE) in connection with the Liberty Mutual Insurance Group (Liberty Mutual) settlement described in Part II, Item I–“Legal Proceedings”. The second quarter of 2007 included $8.5 million of loss and LAE.

Primary Insurance Operations— Six months ended June 30, 2008 versus six months ended June 30, 2007

Specialty lines. Net written premiums for specialty lines increased by 31.4% to $269.5 million for the first six months of 2008 as compared to $205.1 million for the first six months of 2007.  The increase was primarily due to an increase of $53.8 million in net written premiums in other specialty lines, including our collector car and boat business which commenced operations in 2008, and continued growth in our Accident and Health and Government Risk businesses. In addition, net written premiums at OBPP increased $10.5 million.

The specialty lines combined ratio for the first six months of 2008 was 86.6%, compared to 88.1% for the first six months of 2007.  The decrease was primarily due to a decreased loss and LAE ratio, partially offset by a higher expense ratio.  The loss and LAE ratio decreased 4.8 points in the first six months of 2008 to 52.3%, compared with 57.1% in the prior year period mainly due to a decrease in current accident year non-catastrophe losses which included higher losses in the Agri run-off business in the prior year period, as well as an increase in prior accident year favorable development in the first six months of 2008. The expense ratio increased 3.3 points to 34.3%, compared to 31.0% in the first six months of 2007, primarily due to increased policy acquisition expenses due to changes in mix of business at OBPP, transition costs associated with the new management team at OBPP, as well as costs associated with growing our specialty lines businesses.

Commercial lines. Net written premiums for commercial lines increased by 1.4% to $371.9 million in the first six months of 2008, compared to $366.6 million in the first six months of 2007.  This increase was due to an $11.5 million increase in net written premiums to $81.3 million in the small business division principally driven by our small business package products. Partially offsetting this increase was a $6.2 million decrease in net written premiums in the middle market division to $290.6 million compared to the prior year period, reflecting the more competitive market place.

The commercial lines combined ratio for the first six months of 2008 was 100.0%, compared to 93.5% in the first six months of 2007 due to an increase in the loss and LAE ratio. The loss and LAE ratio increased to 62.8% compared to 55.8% in the first six months of 2007, primarily due to increases in both non-catastrophe and catastrophe losses. The first six months of 2008 included 5.3 points of current accident year catastrophe losses including losses from tornados in the southeastern United States, compared to 1.4 points of current accident year catastrophe losses in the first six months of 2007. Additionally, current accident year non-catastrophe losses were 3.9 points higher as compared with the prior year period, due in part to winter weather in the northeastern United States. The expense ratio for the first six months of 2008 was essentially flat when compared to the first six months of 2007.

Personal lines. Net written premiums for personal lines decreased by 11.2% to $313.6 million in the first six months of 2008, compared to $353.2 million in the first six months of 2007. In traditional personal lines, net written premium decreased 12.2% due to the decision to cease writing business in Houston General in late 2007, lower new business associated with coastal restrictions at Adirondack and higher reinsurance costs at Adirondack, lower premium volume from the involuntary market in Massachusetts, and also the discontinuation of surplus lines business. In January 2008, Houston General entered into a reinsurance agreement with Universal Holdings of North America (Universal) under which Houston General ceded $6.6 million of unearned premiums to Universal.  Further, net written premiums at AutoOne decreased 10.1% due to significant declines in New York’s assigned risk pool, as described above.

The personal lines combined ratio for the first six months of 2008 was 96.5%, compared to 100.6% for the first six months of 2007. The decrease in the combined ratio was due to a decreased expense ratio. The expense ratio decreased to 31.8%, compared to 36.3% in the first six months of 2007, primarily due to office consolidation expenses in the prior year period and the impact of expense actions taken in late 2007 to better align personal lines staffing with our business needs.   The loss and LAE ratio was 64.7% for the first six months of 2008, compared to 64.3% for the first six months of 2007 mainly due to adverse development on prior accident year losses on personal automobile liability at AutoOne, partially offset by lower current accident year loss and LAE in traditional personal lines.

Run-off. For the first six months of 2008, run-off generated an underwriting loss of $16.3 million, compared to an underwriting loss of $20.1 million in the first six months of 2007. The first six months of 2008 included $16.0 million of loss and LAE driven primarily by $9.2 million of incurred ULAE related to the Liberty Mutual settlement described in Part II, Item I–“Legal Proceedings”. The first six months of 2007 included $15.5 million of loss and LAE.

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

As described above, effective January 1, 2008, we adopted SFAS 159. Accordingly pre-tax loss for 2008 periods are not directly comparable to such measures for 2007 periods. A summary of results from our Other Operations segment for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	($ in millions)
Net investment income	$3.4	$5.9	$10.4	$10.8
Net realized investment (losses) gains	(1.8)	0.2	(1.4)	0.2
Change in net unrealized investment gains	1.6	—	(1.5)	—
Net other expenses	(0.4)	(0.9)	(0.8)	(1.1)
Total revenues	2.8	5.2	6.7	9.9
General and administrative expenses	2.3	1.5	4.6	3.9
Accretion of fair value adjustment to loss and LAE reserves	3.0	4.0	6.0	8.0
Interest expense on debt	10.6	10.5	21.1	21.0
Interest expense—dividends and accretion on preferred stock	15.8	16.3	33.4	32.1
Total expenses	31.7	32.3	65.1	65.0
Pre-tax loss	$(28.9)	$(27.1)	$(58.4)	$(55.1)

Other Operations Results—Three months ended June 30, 2008 versus three months ended June 30, 2007

Our Other Operations segment reported a pre-tax loss of $28.9 million for the second quarter of 2008, compared to a pre-tax loss of $27.1 million for the second quarter of 2007. Fluctuations in revenues and expenses between the second quarter of 2008 compared to the second quarter of 2007 essentially offset.

Other Operations Results—Six months ended June 30, 2008 versus six months ended June 30, 2007

Our Other Operations segment reported a pre-tax loss of $58.4 million for the first six months of 2008, compared to a pre-tax loss of $55.1 million for the first six months of 2007. Fluctuations in revenues and expenses between the first six months of 2008 compared to the first six months of 2007 essentially offset.

Summary of Investment Results

Investment Philosophy

Our investment philosophy is to maximize our after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. Our investment portfolio mix as of June 30, 2008 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments and other investments, such as hedge funds, limited partnerships and private equity interests. Our management believes that prudent levels of investments in common equity securities and other investments within our investment portfolio are likely to enhance long term after-tax total returns without significantly increasing the risk profile of the portfolio.

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

Investment Returns

A summary of our consolidated pre-tax investment results for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	($ in millions)
Gross investment income (1)	$48.5	$60.0	$101.9	$113.7
Net realized investment (losses) gains	(1.7)	57.1	2.0	112.0
Change in net unrealized investment gains	(0.9)	(10.2)	(60.0)	3.2
Total GAAP pre-tax investment results	$45.9	$106.9	$43.9	$228.9

(1)             Includes $2.5 million and $6.2 million, respectively, and $4.1 million and $8.3 million, respectively, of net investment income for assets held in trust for the three and six months ended June 30, 2008 and 2007, respectively.

Gross investment returns versus typical benchmarks for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30, (1)		Six months ended June 30, (1)
	2008	2007	2008	2007
Fixed maturity investments	(0.3)%	0.7%	1.1%	2.5%
Short-term investments	0.7	1.2	1.9	2.6
Total fixed income	(0.2)	0.8	1.2	2.5
Lehman U.S. Aggregate Index	(1.0)	(0.5)	1.1	1.0
Common stock	4.3	6.1	1.2	11.3
Convertible bonds	(1.2)	1.2	(3.9)	1.6
Total common stock and convertible bonds	2.8	4.3	(0.3)	7.8
S&P 500 Index (total return)	(2.7)	6.3	(11.9)	7.0
Other investments	5.3	9.1	2.6	14.7
Total consolidated portfolio	1.0%	2.1%	0.9%	4.4%

(1)             Includes $2.5 million and $6.2 million, respectively, and $4.1 million and $8.3 million, respectively, of net investment income for assets held in trust, for the three and six months ended June 30, 2008 and 2007, respectively.

Investment Returns—Three months ended June 30, 2008 versus three months ended June 30, 2007

Overview

Our total pre-tax investment results were $45.9 million, a return of 1.0% for the second quarter of 2008 versus $106.9 million, a return of 2.1%, for the second quarter of 2007. Gross investment income for the second quarter of 2008 was $48.5 million, a decrease of 19.2%, compared to $60.0 million during the second quarter of 2007. Net realized investment (losses) gains were $(1.7) million in the second quarter of 2008, a decrease of 103.0%, compared to $57.1 million in the second quarter of 2007, mainly due to $35.7 million of impairment charges taken in the second quarter of 2008, primarily on securities in the banking sector, and the sale in the second quarter of 2007 of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation, principally energy and natural resources. Impairment charges taken in the second quarter of 2008 were reclassified from change in net unrealized investment gains on investments to net realized investment gains (losses). The change in net unrealized investment gains was a pre-tax decrease of $0.9 million for the second quarter of 2008, compared to a pre-tax decrease of $10.2 million reported in other comprehensive income for the second quarter of 2007.

Fixed income

Our fixed income portfolio returned (0.2)% in the second quarter of 2008, compared to 0.8% in the second quarter of 2007. During the 2008 period, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.8 years including short-term investments and 3.2 years excluding short-term investments, as compared with 3.0 and 3.2 years respectively for the same period of 2007, which performed consistent with its characteristics and better than the longer-duration Lehman U.S. Aggregate Index benchmark.

Common stock and convertible bonds

Our total common stock and convertible bond portfolio returned 2.8% in the second quarter of 2008, compared to 4.3% in the second quarter of 2007. Our common stock portfolio returned 4.3% and 6.1% for the second quarter of 2008 and 2007, respectively.  The common stock portfolio performed 7.0 percentage points better than the S&P 500 benchmark for the second quarter of 2008, compared with 0.2 percentage points worse than the S&P 500 benchmark for the second quarter of 2007.

Investment Returns—Six months ended June 30, 2008 versus six months ended June 30, 2007

Overview

Our total pre-tax investment results were $43.9 million, a return of 0.9% for the first six months of 2008, compared to $228.9 million, a return of 4.4%, for the first six months of 2007. Gross investment income for the first six months of 2008 was $101.9 million, a decrease of 10.4%, compared to $113.7 million for the first six months of 2007. Net realized investment gains were $2.0 million for the first six months of 2008, a decrease of 98.2% from the first six months of 2007, mainly due to $47.4 million of impairment charges taken in the first six months of 2008, primarily on securities in the banking sector, and the sale in the first six months of 2007 of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation, principally energy and natural resources. Impairment charges taken in the first six months of 2008 were reclassified from change in net unrealized investment gains to net realized investment gains (losses). The change in net unrealized investment gains was a decrease of $60.0 million in the first six months of 2008, compared to an increase of $3.2 million in the first six months of 2007.

Fixed income

Our fixed income portfolio returned 1.2% for the first six months of 2008, compared to 2.5% for the first six months of 2007. During the 2008 period, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.8 years including short-term investments and 3.2 years excluding short-term investments, as compared with 3.0 and 3.2 years respectively for the same period of 2007, which performed consistent with its characteristics and better than the longer-duration Lehman U.S. Aggregate Index benchmark.

Common stock and convertible bonds

Our total common stock and convertible bond portfolio returned (0.3)% for the first six months of 2008 compared to 7.8% for the first six months of 2007. Our common stock portfolio returned 1.2% and 11.3% for the first six months of 2008 and 2007, respectively, or 13.1 and 4.3 percentage points better than the S&P 500 benchmark, respectively.

Fair Value Considerations

On January 1, 2008, we adopted FASB SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

Effective January 1, 2008, we adopted SFAS 159 for our available-for-sale securities and our investments in limited partnerships, hedge funds and private equity interests. Consistent with the guidance in SFAS 159, in conjunction with the adoption, these securities are now reported as trading securities. Upon adoption, we recorded an adjustment of $180.6 million to reclassify net unrealized gains, after tax, and net unrealized foreign currency translation gains, after tax, related to investments from accumulated other comprehensive income to opening retained earnings. Subsequent to adoption, we report changes in fair value in revenues before the effect of tax.

As of June 30, 2008, approximately 89% of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

Other investments, which are comprised of limited partnerships, hedge funds and private equity interests for which the SFAS 159 fair value option has been elected, are carried at fair value based upon our proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value. These investments are not publicly traded and accordingly, quoted market prices are not available. In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly. As of June 30, 2008, these investments represented approximately 8% of the investment portfolio recorded at fair value.

The fair value measurements at June 30, 2008 for assets for which we adopted SFAS 159 and any related Level 3 inputs are as follows:

	Fair value at June 30, 2008	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments	$2,465.3	$98.1	4.0%
Common equity securities	914.3	36.4	4.0%
Convertible bonds	320.9	—	—%
Short-term investments	417.8	—	—%
Other investments	358.1	358.1	100.0%
Total SFAS 159 assets	$4,476.4	$492.6	11.0%

The changes in Level 3 fair value measurements for the three and six months ended June 30, 2008 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2008	$169.2	$70.3	$19.3	$348.6	$607.4
Total realized and unrealized gains (losses)	(4.6)	0.3	—	(9.9)	(14.2)
Purchases and sales, net	—	—	—	0.1	0.1
Transfers in (out) of Level 3, net	(53.5)	(36.3)	(17.1)	—	(106.9)
Balance at March 31, 2008	$111.1	$34.3	$2.2	$338.8	$486.4
Total realized and unrealized gains (losses)	(18.2)	1.5	—	17.7	1.0
Purchases and sales, net	10.1	0.6	—	1.6	12.3
Transfers in (out) of Level 3, net	(4.9)	—	(2.2)	—	(7.1)
Balance at June 30, 2008	$98.1	$36.4	$—	$358.1	$492.6

The majority of the transfers out of Level 3 within fixed maturity investments during the three months ended March 31, 2008 represent securities for which observable inputs were unavailable as of December 31, 2007 mainly because the securities were relatively new issuances and/or limited market data was available. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. With respect to common equity securities, as a result of efforts to adopt SFAS 157 and 159, we were able to obtain additional information on the underlying common equity securities for a limited partnership that we consolidate in our financial statements. These common equity securities which are priced based on quoted prices were transferred out of Level 3 into Level 1 during the three months ended March 31, 2008. There were no significant transfers in (out) of Level 3 during the three months ended June 30, 2008.

In addition to the investment portfolio described above, we have $27.4 million of liabilities recorded at fair value in accordance with SFAS 157 and included in other liabilities.  These liabilities relate to securities that have been sold short by a limited partnership that we invest in and we are required to consolidate under generally accepted accounting principles.  All of the liabilities included in the $27.4 million have been deemed to have a Level 1 designation.

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

We purchase commercial and residential mortgage-backed securities to maximize our fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. We are not an originator of residential mortgage loans and did not hold any mortgage-backed securities categorized as sub-prime as of June 30, 2008. In addition, our investments in limited partnerships, hedge funds and private equity interests contain negligible amounts of sub-prime mortgage-backed securities as of June 30, 2008. We consider sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., we consider investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage-backed securities that we categorize as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of June 30, 2008, $9.7 million of our mortgage-backed securities were classified as non-prime. All of these non-prime securities have the highest rating ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”). We did not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes the carrying value of our mortgage-backed and other asset-backed securities holdings as of June 30, 2008 and December 31, 2007:

	As of June 30,	As of December 31
	2008	2007
	($ in millions)
Mortgage-backed securities:
Agency: (1)
GNMA	$365.9	$289.5
FNMA	47.0	27.5
FHMLC	89.6	100.5
Non-agency:
Residential	222.6	435.9
Commercial	130.8	113.6
Total mortgage-backed securities (2)	855.9	967.0
Other asset-backed securities:
Credit card	47.1	96.4
Auto	1.5	8.3
Total other asset-backed securities	48.6	104.7
Total asset-backed securities (3)	$904.5	$1,071.7

(1)

Represents publicly-traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (e.g., GNMA) and publicly traded residential mortgage-backed securities which are guaranteed by a government-sponsored entity (e.g., FNMA, FHLMC).

(2)

Approximately 97% and 94% of our mortgage-backed securities as of June 30, 2008 and December 31, 2007, respectively, have the highest ratings ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”). The remainder are investment grade.

(3)

Of our total asset-backed securities, approximately 97% and 94% as of June 30, 2008 and December 31, 2007, respectively, have the highest ratings ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”). The remainder are investment grade.

Non-GAAP Financial Measures

This report includes two non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. OneBeacon believes these measures to be useful supplements to the comparable GAAP measures in evaluating OneBeacon’s financial performance. In addition, certain of these non-GAAP financial measures have been adjusted to exclude the impacts of economically defeasing the Company’s mandatorily redeemable preferred stock. In connection with its initial public offering, the Company created two irrevocable grantor trusts and funded them with assets sufficient to make the remaining dividend and redemption payments for $20.0 million of preferred stock that was redeemed in June 2007 and $300.0 million of preferred stock that was redeemed in May 2008. The Company created and funded these trusts to appropriately capitalize and leverage the Company in preparation for and in connection with its initial public offering. Having completed these actions, OneBeacon believes that presentation of certain of the non-GAAP financial measures as described below, adjusted to exclude the impact of the economic defeasance of the preferred stock as of and for the respective periods, is a useful supplement to understanding the Company’s earnings and profitability.

Adjusted book value per common share is a non-GAAP financial measure which is derived by excluding the impact of economically defeasing the Company’s mandatorily redeemable preferred stock from book value per common share, the most closely comparable GAAP measure. For the reason stated above, OneBeacon believes that adjusted book value per common share is a useful supplement to understanding the Company’s earnings and profitability. The reconciliation of book value per common share to adjusted book value per common share is included on page 23.

Adjusted common shareholders’ equity, which is used in calculating adjusted book value per common share (a non-GAAP financial measure described above), is derived by excluding the impact of economically defeasing the Company’s mandatorily redeemable preferred stock from common shareholders’ equity, the most closely comparable GAAP measure. The reconciliation of common shareholders’ equity to adjusted common shareholders’ equity is included on page 23.

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on 2007 statutory net income, our top tier regulated insurance operating subsidiaries have the ability to pay an aggregate of approximately $346 million of dividends during 2008, subject to the availability of unassigned funds. As of December 31, 2007, OneBeacon’s top tier regulated insurance operating subsidiaries had $1.5 billion of unassigned funds. As of June 30, 2008, we had approximately $156.6 million of unrestricted net cash, fixed maturity and equity investments outside of our regulated insurance operating subsidiaries.

During the first six months of 2008, OneBeacon Insurance Group LLC (OneBeacon LLC), the direct parent of our operating insurance subsidiaries, paid $72.0 million of dividends to OneBeacon U.S. Holdings, Inc. (OBH), formerly known as Fund American Companies, Inc., its parent.

In addition, OBH’s ability to declare or pay dividends was limited by the terms of the Series A Preferred Stock issued to Berkshire. OBH could not, in certain circumstances, declare or pay any dividend or distribution to any other class or series of stock without the consent of the holders of a majority of outstanding shares of the Berkshire Preferred Stock. Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains and OBH (the Keep-Well), White Mountains had agreed to return to OBH up to approximately $1.1 billion if some or all of that amount was required by OBH to meet its obligations under the terms of the Berkshire Preferred Stock. Under the Keep-Well, White Mountains had to make any required contributions to OBH prior to making any distributions to its shareholders. The aggregate amount of distributions that White Mountains could make to its shareholders was limited; the limit increased or decreased by an amount equal to White Mountains’ consolidated net income or loss over the remaining life of the Keep-Well. The Keep-Well expired when all obligations of the Berkshire Preferred Stock were satisfied upon its redemption in May 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Economic Defeasance” for a discussion of the creation and funding of an irrevocable grantor trust to economically defease the Berkshire Preferred Stock.

Economic Defeasance

In connection with our initial public offering, two of our subsidiaries, OBH and OneBeacon U.S. Enterprises Holdings, Inc. (OBEH), formerly Fund American Enterprises Holdings, Inc., each established an irrevocable grantor trust. The assets of each trust were solely dedicated to the satisfaction of the payment of dividends and redemption amounts on, respectively, $300 million liquidation preference of OBH’s Berkshire Preferred Stock, and $20 million liquidation preference of OBEH’s Zenith Preferred Stock. OBH and OBEH funded their respective trusts with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government-sponsored enterprises. The scheduled interest and principal payments were sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock and the Zenith Preferred Stock. The creation and funding of the trusts did not legally defease the preferred stock nor create any additional rights for the holders of the preferred stock either in the trusts or otherwise, although the assets in the trusts were segregated from OBH’s and OBEH’s other general assets and were not available to OBH or OBEH for any use other than the payment of the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively. Assets held in one of the trusts were used to redeem the Zenith Preferred Stock in June 2007, while assets held in the remaining trust were used to redeem the Berkshire Preferred Stock in May 2008. White Mountains Capital, Inc., a subsidiary of White Mountains, served as the trustee for the irrevocable grantor trusts.  The assets held in trust as of June 30, 2008 and December 31, 2007, included $0 and $305.5 million, respectively, of fixed maturity investment and $0 and $0.1 million, respectively, of short-term investments. Pre-tax net investment income earned on these investments totaled $2.5 million and $6.2 million, respectively, and $4.1 million and $8.3 million, respectively, for the three and six months ended June 30, 2008 and 2007.

Insurance Float

Insurance float is an important aspect of our insurance operations. Insurance float is money that an insurance company holds for a limited time. In an insurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer invests the funds. When the premiums that an insurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which is considered to be the cost of insurance float. The amount and cost of insurance float for us is affected by underlying market conditions, as well as acquisitions or dispositions of insurance businesses.

Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.

We calculate our insurance float by taking our net invested assets and subtracting our total tangible capital. The following table illustrates our consolidated insurance float position as of June 30, 2008 and December 31, 2007.

	June 30,	December 31,
	2008	2007
Total investments	$4,476.4	$5,169.5
Less: Total held to maturity investments(1)	—	(305.6)
Cash	49.5	49.4
Accounts receivable on unsettled investment sales	12.6	76.1
Accounts payable on unsettled investment purchases	(8.1)	(8.5)
Net invested assets(1)	$4,530.4	$4,980.9
Total common shareholders’ equity	$1,609.1	$1,906.5
Debt	755.8	757.7
Preferred stock subject to mandatory redemption(1)	—	—
Total tangible capital(1)	$2,364.9	$2,664.2
Insurance float	$2,165.5	$2,316.7
Insurance float as a multiple of total tangible capital	0.9x	0.9x
Net invested assets as a multiple of total tangible capital	1.9x	1.9x
Insurance float as a multiple of common shareholders’ equity	1.3x	1.2x
Net invested assets as a multiple of common shareholders’ equity	2.8x	2.6x

(1)                                  Excludes preferred stock subject to mandatory redemption, having an aggregate accredited liquidation preference at December 31, 2007 of $278.4 million and $305.6 million of investments held in irrevocable grantor trusts for the purpose of economically defeasing the preferred stock subject to mandatory redemption. The creation and funding of these trusts did not legally defease the preferred stock and therefore the preferred stock appeared on our balance sheet until it was redeemed in May 2008.

Financing

The following table summarizes our capital structure as of June 30, 2008 and December 31, 2007:

	As of June 30,	As of December 31,
	2008	2007
	($ in millions)
Senior Notes, carrying value	$699.0	$698.9
Other debt	56.8	58.8
Total debt	755.8	757.7

Preferred stock subject to mandatory redemption	—	278.4
Total common shareholders’ equity	1,609.1	1,906.5
Total capital	$2,364.9	$2,942.6

Ratio of debt and preferred stock subject to mandatory redemption to total capital	32.0%	35.2%

Ratio of debt to total capital excluding preferred stock subject to mandatory redemption (1)	32.0%	28.4%

(1)      The calculation of total capital excludes the preferred stock subject to mandatory redemption because it was economically defeased in connection with our initial public offering.

We believe that our strong financial position provides us with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis.

The 5.875% Senior Notes due 2013 of our subsidiary OBH (the Senior Notes) are currently rated “Baa2” (“Medium Grade”, the ninth highest of twenty-one ratings) with a stable outlook by Moody’s, “BBB” (“Adequate”, the ninth highest of twenty-two ratings) with a stable outlook by Standard & Poor’s, “bbb” (“Good”, the ninth highest of twenty-two ratings) with a stable outlook by A.M. Best and “BBB” (“Good”, the ninth highest of twenty-three ratings) with a stable outlook by Fitch.

In connection with our December 2005 purchase of land and an office building in Canton, Massachusetts, which is now our U.S. headquarters, we entered into a $40.8 million, 18-year mortgage note to fund renovations. As of June 30, 2008, we had fully drawn on the facility.

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

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, OBH and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limits the ability of OBH and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At June 30, 2008, OBH was in compliance with all of the covenants under the Senior Notes.

In November 2006, OBH established a $75 million revolving credit facility that matures in November 2011 (the Bank Facility). As of June 30, 2008, the Bank Facility was undrawn. The Bank Facility contains various affirmative, negative and financial covenants which we consider to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At June 30, 2008, we were in compliance with all of the covenants under the Bank Facility, and anticipate we will continue to remain in compliance with these covenants for the foreseeable future.

Off-Balance Sheet Arrangement

Beginning in February 2006, one of our subsidiaries, OneBeacon Insurance Company (OBIC), agreed to provide guarantees of the obligations of Galileo Weather Risk Management Ltd. (Galileo) to Galileo’s counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees require OBIC to pay the full amount of Galileo’s obligations to the counterparty in the event of Galileo’s failure to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of June 30, 2008, there were 6 outstanding guarantees, the total principal amount of which was approximately $51.5 million. In the event that the total guaranteed principal amount exceeds the lesser of 5% of OBIC’s admitted assets of $3.5 billion at December 31, 2007 or 25% of OBIC’s statutory surplus of $1.6 billion at December 31, 2007, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC has agreed, at White Mountains’ option, to continue to make these guarantees available until October 2008 and will receive from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement entered into with White Mountains in connection with the initial public offering, White Mountains has agreed that it will take appropriate steps to ensure that OBIC will not be called on to make payment on these guarantees.

Share Repurchase Program

On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of our Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the three months ended June 30, 2008, 0.5 million Class A common shares were repurchased for $9.4 million and retired.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in millions)

April 1 – 30, 2008	72,803	$19.15	72,803	$112.8
May 1 – 31, 2008	80,824	$18.48	80,824	$111.3
June 1 – 30, 2008	355,835	$18.23	355,835	$104.8

Total	509,462	$18.40	509,462	$104.8

Cash Flows

Detailed information concerning our cash flows for the six months ended June 30, 2008 and 2007 follows:

For the six months ended June 30, 2008

Financing and Other Capital Activities

During the first six months of 2008, we declared and paid $235.5 million in cash dividends to holders of our common shares, including $195.3 million of a special dividend and $40.2 million of quarterly dividends.

During the first six months of 2008, we repurchased and retired 3.0 million of our Class A common shares for $62.2 million through our share repurchase program.

During the first six months of 2008, we declared and paid cash dividends of $11.8 million to holders of the Berkshire Preferred Stock.

During the first six months of 2008, we paid a total of $20.6 million in interest on the Senior Notes.

During the second quarter of 2008, we redeemed the Berkshire Preferred Stock for $300.0 million, its redemption value.

Acquisitions and Dispositions

During the first quarter of 2008, we sold one of our inactive licensed subsidiaries, Midwestern Insurance Company, for $4.2 million in cash.

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

During the first six months of 2007, we paid a total of $20.6 million in interest on the Senior Notes.

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

Critical Accounting Estimates

Refer to the Company’s 2007 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of June 30, 2008, there were no material changes to our critical accounting estimates.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Company’s 2007 Annual Report on Form 10-K and in particular item 7A — “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2008, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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

The Chief Executive Officer and Chief Financial Officer of the Company (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2008.

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

On July 24, 2008, OneBeacon and Liberty Mutual entered into a Confidential Settlement Agreement and Release (the Settlement Agreement) that resolves nearly four years of arbitration and litigation.  The disputes concerned amounts which Liberty Mutual asserted were due to it under agreements with OneBeacon (the Liberty Agreements) for unallocated loss adjustment expenses and amounts which OneBeacon asserted were due to it related to claims administration and reinsurance.  The Settlement Agreement represents a full and final resolution of the disputes related to the Liberty Agreements.

In connection with the Settlement Agreement, OneBeacon took a pre-tax charge in the amount of $9.2 million in the second quarter of 2008, representing a part of the cost of the settlement.  OneBeacon made a cash payment to Liberty Mutual in the amount of $16.0 million on July 30, 2008. No further charges or payments will be made with respect to the disputed matters.

Refer to the Company’s 2007 Annual Report on Form 10-K, and in particular Item 3—“Legal Proceedings” for a brief description of all other non-routine legal proceedings. Damages sought by the claimants do not exceed 10% of the Company’s current assets.

ITEM 1A.       RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2007 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2008, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2007, the Company’s board of directors authorized the Company to repurchase up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the three months ended June 30, 2008, 0.5 million Class A common shares were repurchased for $9.4 million and retired.

The following table includes information regarding repurchases by the Company of its Class A common shares during the periods indicated. All repurchased shares were retired.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in millions)

April 1 – 30, 2008	72,803	$19.15	72,803	$112.8
May 1 – 31, 2008	80,824	$18.48	80,824	$111.3
June 1 – 30, 2008	355,835	$18.23	355,835	$104.8

Total	509,462	$18.40	509,462	$104.8

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Company’s 2008 Annual General Meeting of Members (the 2008 Annual Meeting) was held on May 28, 2008 in Hamilton, Bermuda.  At the 2008 Annual Meeting:

1)             Four directors were elected to serve as Class II directors of the Company with a term ending 2011 as follows:

Director	Votes For*	Votes Withheld
David T. Foy	726,596,119	14,365,953
Richard P. Howard	726,751,241	14,210,831
Robert R. Lusardi	726,694,442	14,267,630
Ira H. Malis	740,312,250	649,822

The following directors remain in office:  Class I Directors with a term ending in 2010 – Lois W. Grady, T. Michael Miller, Lowndes A. Smith, and Kent D. Urness; and Class III Directors with a term ending in 2009 - Reid T. Campbell, Morgan W. Davis, and Raymond Barrette.

2)                                      The appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2008 was approved as follows:

Shares Voted*
For	740,811,485
Against	93,921
Abstain	56,666

* Each Class B common share is entitled to 10 votes for every one share; the totals shown above give effect to the 10 for one Class B common share voting rights.  The Class A and Class B shares vote together as one class.

ITEM 6.   EXHIBITS

(a) Exhibits

11*	Statement Re Computation of Per Share Earnings
31.1**	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Not included as an exhibit as the information is contained elsewhere within this report. See Note 11 of the Notes to the Consolidated Financial Statements.
**	Filed Herewith
***	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.

	By:	/s/ Ann Marie Andrews
Ann Marie Andrews
Date: August 1, 2008		Chief Accounting Officer