Form 10-Q
period 2008-09-30
OneBeacon Insurance Group, Ltd.
filed 2008-10-31
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2008

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

As of October 29, 2008, 23,339,461 Class A common shares, par value of $0.01 per share, and 71,754,738 Class B common shares, par value of $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	($ in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value (amortized cost $2,338.3 and $2,914.4)	$2,300.0	$2,966.6
Common equity securities, at fair value (cost $820.7 and $685.3)	793.3	832.1
Convertible bonds, at fair value (amortized cost $286.5 and $380.7)	272.4	389.2
Short-term investments, at amortized cost (which approximates fair value)	531.7	327.4
Held-to-maturity investments (assets held in trust):
Fixed maturity investments, at amortized cost (estimated fair value $— and $306.9)	—	305.5
Short-term investments, at amortized cost (which approximates fair value)	—	0.1
Other investments, at fair value (cost $249.7 and $292.7)	292.5	348.6
Total investments	4,189.9	5,169.5
Cash	45.6	49.4
Reinsurance recoverable on unpaid losses	863.7	958.9
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,681.2	1,670.6
Reinsurance recoverable on paid losses	19.4	21.9
Premiums receivable	580.7	529.2
Securities lending collateral	211.8	438.9
Deferred acquisition costs	233.4	200.0
Ceded unearned premiums	71.9	68.1
Net deferred tax asset	172.1	23.5
Investment income accrued	26.7	33.7
Accounts receivable on unsettled investment sales	15.0	76.1
Other assets	301.0	301.7
Total assets	$8,412.4	$9,541.5
Liabilities
Loss and LAE reserves	$4,408.0	$4,480.3
Unearned premiums	1,108.4	1,005.9
Debt	731.9	757.7
Securities lending payable	215.8	438.9
Preferred stock subject to mandatory redemption—Berkshire Hathaway, Inc. (redemption value $— and $300.0)	—	278.4
Ceded reinsurance payable	97.6	102.8
Accounts payable on unsettled investment purchases	11.5	8.5
Other liabilities	465.8	562.5
Total liabilities	7,039.0	7,635.0
Common shareholders’ equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,094,199 and 98,465,204 shares)	1,016.8	1,084.4
Retained earnings	355.3	641.0
Accumulated other comprehensive income, after-tax:
Net unrealized gains on investments	—	168.1
Net unrealized foreign currency translation gains	—	12.2
Other comprehensive income items	1.3	0.8
Total common shareholders’ equity	1,373.4	1,906.5
Total liabilities and common shareholders’ equity	$8,412.4	$9,541.5

See Notes to Consolidated Financial Statements including Note 11 – “Commitments and Contingencies”

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	($ in millions, except per share amounts)
Revenues
Earned premiums	$471.2	$473.6	$1,390.3	$1,407.5
Net investment income	43.1	51.5	137.8	156.7
Net realized investment (losses) gains	(61.2)	30.7	(59.2)	142.7
Change in net unrealized investment gains	(294.7)	—	(354.7)	—
Net other revenues	4.4	10.8	10.6	16.3
Total revenues	162.8	566.6	1,124.8	1,723.2
Expenses
Loss and LAE	303.4	255.8	878.7	827.1
Policy acquisition expenses	92.6	74.9	261.6	231.5
Other underwriting expenses	74.3	66.4	223.6	246.9
General and administrative expenses	5.7	2.4	16.0	7.5
Accretion of fair value adjustment to loss and LAE reserves	3.0	4.0	9.0	12.0
Interest expense on debt	11.0	11.4	33.9	34.1
Interest expense—dividends on preferred stock subject to mandatory redemption	—	7.1	11.8	22.2
Interest expense—accretion on preferred stock subject to mandatory redemption	—	9.2	21.6	26.2
Total expenses	490.0	431.2	1,456.2	1,407.5
Pre-tax (loss) income	(327.2)	135.4	(331.4)	315.7
Income tax benefit (provision)	116.9	(53.1)	120.6	(110.6)
Net (loss) income	(210.3)	82.3	(210.8)	205.1
Change in net unrealized gains and losses for investments held	—	19.5	—	85.2
Recognition of net unrealized gains and losses for investments sold	—	(19.1)	—	(90.0)
Change in foreign currency translation	0.3	(4.1)	0.3	2.5
Change in other comprehensive income and loss items	0.5	(2.6)	0.5	(1.3)
Comprehensive net (loss) income	$(209.5)	$76.0	$(210.0)	$201.5
Basic and diluted earnings per share
Basic:
Net (loss) income available to common shareholders	$(2.21)	$0.82	$(2.19)	$2.05
Diluted:
Net (loss) income available to common shareholders	$(2.21)	$0.82	$(2.19)	$2.05

Dividends declared and paid per common share	$0.21	$0.21	$2.66	$0.63

See Notes to Consolidated Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

(Unaudited)

	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after-tax
	($ in millions)

Balances at January 1, 2008	$1,906.5	$1,084.4	$641.0	$181.1
Adjustment to adopt SFAS No. 159, after-tax	—	—	180.6	(180.6)
Net loss	(210.8)	—	(210.8)	—
Accrued option expense	1.2	1.2	—	—
Repurchases and retirements of Class A common shares	(68.8)	(68.8)	—	—
Dividends	(255.5)	—	(255.5)	—
Other comprehensive income, after-tax	0.8	—	—	0.8
Balances at September 30, 2008	$1,373.4	$1,016.8	$355.3	$1.3

	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after-tax
	($ in millions)

Balances at January 1, 2007	$1,777.2	$1,115.9	$474.4	$186.9
Adjustment to adopt FIN 48	(0.3)	—	(0.3)	—
Net income	205.1	—	205.1	—
Accrued option expense	1.0	1.0	—	—
Issuance of common shares	0.3	0.3	—	—
Repurchases and retirements of Class A common shares	(5.8)	(5.8)	—	—
Dividends	(63.0)	—	(63.0)	—
Other comprehensive loss, after-tax	(3.6)	—	—	(3.6)
Balances at September 30, 2007	$1,910.9	$1,111.4	$616.2	$183.3

See Notes to Consolidated Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2008	2007
	($ in millions)
Cash flows from operations:
Net (loss) income	$(210.8)	$205.1
Charges (credits) to reconcile net income to cash flows used for operations:
Net realized investment losses (gains)	59.2	(142.7)
Change in net unrealized investment gains	354.7	—
Net realized gains from sale of common stock of subsidiary	(1.0)	(11.3)
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	11.8	22.2
Deferred income tax (benefit) provision	(149.1)	44.7
Other operating items:
Net change in loss and LAE reserves	(72.3)	(242.9)
Net change in unearned premiums	102.5	60.8
Net change in ceded reinsurance payable	(5.2)	25.4
Net change in premiums receivable	(51.5)	(57.2)
Net change in reinsurance recoverable on paid and unpaid losses	87.1	154.8
Net change in other assets and liabilities	(114.2)	(18.4)
Net cash provided from operations	11.2	40.5
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(203.3)	(120.3)
Purchases of short-term held-to-maturity investments	(7.1)	—
Maturities of fixed maturity investments	312.6	543.3
Maturities of investments held-to-maturity	929.6	33.8
Sales of fixed maturity investments	558.8	986.5
Sales of common equity securities	179.9	221.6
Sales of convertible bonds	188.7	153.1
Sales of other investments	20.7	36.4
Purchases of fixed maturity investments	(956.7)	(1,354.7)
Purchases of common equity securities	(95.7)	(205.3)
Purchases of convertible bonds	(320.0)	(207.4)
Purchases of other investments	(22.5)	(40.9)
Sales of common stock of subsidiary, net of sales costs	4.2	47.2
Purchase of subsidiary	(7.3)	—
Net change in unsettled investment purchases and sales	64.1	8.4
Net acquisitions of property and equipment	(0.6)	(11.6)
Net cash provided from investing activities	645.4	90.1
Cash flows from financing activities:
Redemption of mandatorily redeemable preferred stock of subsidiary	(300.0)	(20.0)
Repayment of debt	(2.0)	(2.0)
Repurchases and retirements of Class A common shares	(68.8)	(5.8)
Repurchases of debt	(22.3)	—
Cash dividends paid to common shareholders	(255.5)	(63.0)
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	(11.8)	(22.2)
Net cash used for financing activities	(660.4)	(113.0)
Net (decrease) increase in cash during period	(3.8)	17.6
Cash balance at beginning of period	49.4	41.5
Cash balance at end of period	$45.6	$59.1

Supplemental cash flows information:
Interest paid	$23.1	$22.9
Net Federal income taxes paid	60.8	76.6

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

OneBeacon was acquired by White Mountains Insurance Group, Ltd. (“White Mountains”) from Aviva plc (“Aviva”, formerly CGNU) in 2001 (the “OneBeacon Acquisition”). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company’s common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of September 30, 2008, White Mountains owned 75.5% of the Company’s common shares. Within this report, the term “OneBeacon” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a Bermuda exempted limited company with its headquarters located at the Bank of Butterfield Building, 42 Reid Street, 6th Floor, Hamilton HM 12, Bermuda. The Company’s U.S. headquarters are located at 1 Beacon Lane, Canton, Massachusetts 02021, its principal executive office is located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. OneBeacon’s reportable segments are Primary Insurance Operations and Other Operations, as defined below.

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

OneBeacon uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, OneBeacon uses the quoted market prices provided by the outside pricing services to determine fair value. The outside pricing services used by OneBeacon have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable, OneBeacon utilizes fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs.

OneBeacon’s process to validate the market prices obtained from the outside pricing sources include, but are not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. OneBeacon also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

For investments in limited partnerships, hedge funds and private equity interests, net asset value is deemed to approximate fair value. In circumstances where the secondary market for such investments is not active, OneBeacon’s policy is to adjust net asset value to reflect the effect of illiquidity. Where appropriate, the fair value of assets and liabilities measured at fair value would be adjusted for the effect of counterparty credit risk.

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

Participating Securities Granted in Share-Based Payment Transactions

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions should be considered participating securities prior to vesting. The FSP requires that such instruments that hold unforfeitable rights to dividends or dividend equivalents, regardless of whether paid or unpaid, should be considered participating securities and accordingly should be included in the calculation of earnings per share under the two-class method instead of the treasury stock method. Unvested restricted stock issued under employee incentive compensation plans containing such dividend participation features would be considered participating securities. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, all prior period earnings per share data must be adjusted retrospectively to conform to the provisions of the FSP. Early application is not permitted. OneBeacon is currently evaluating the potential impact of adopting this FSP.

NOTE 2. Acquisitions and Dispositions

During the third quarter of 2008, OneBeacon acquired Entertainment Brokers International Insurance Services (“EBI”), an insurance agency specializing in the entertainment, sports and leisure industries, for $8.0 million.  As of September 30, 2008, $7.3 million was paid in cash with the remaining $0.7 million paid in cash in October 2008.  In connection with the purchase of EBI, which was accounted for as an acquisition under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations,” OneBeacon recorded the identifiable assets and liabilities of EBI at their fair value at acquisition date.  Significant assets and liabilities acquired include premiums and commissions receivable of $16.6 million and premiums and commissions payable of $16.1 million. After allocating the purchase price to identifiable tangible assets and liabilities, OneBeacon also recorded an adjustment to allocate the remaining acquisition cost to an intangible asset of $9.5 million which represents the value of business in force at the acquisition date.  The amortization associated with the intangible asset will be amortized over a 10-year period in proportion to the timing of the discounted cash flows used to value the business.

During the first quarter of 2008, OneBeacon sold one of its inactive licensed subsidiaries, Midwestern Insurance Company, to National Guaranty Insurance Company for $4.2 million in cash and recorded a pre-tax gain of $1.0 million through net other revenues.

During the third quarter of 2007, OneBeacon sold one of its inactive licensed subsidiaries, American Employers’ Insurance Company to Sparta Insurance Company for $47.7 million in cash and recorded a pre-tax gain of $11.3 million through net other revenues, which included a deposit of $0.5 million received in the first quarter of 2007.

NOTE 3. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of OneBeacon’s insurance subsidiaries for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	($ in millions)
Gross beginning balance	$4,425.5	$4,696.6	$4,480.3	$4,837.7
Less beginning reinsurance recoverable on unpaid losses	(2,571.9)	(2,765.5)	(2,629.5)	(2,842.6)
Net loss and LAE reserves	1,853.6	1,931.1	1,850.8	1,995.1
Loss and LAE incurred relating to:
Current year losses	324.2	272.3	911.7	868.3
Prior year losses	(20.8)	(16.5)	(33.0)	(41.2)
Total incurred loss and LAE	303.4	255.8	878.7	827.1
Accretion of fair value adjustment to net loss and LAE reserves	3.0	4.0	9.0	12.0
Loss and LAE paid relating to:
Current year losses	(133.5)	(131.0)	(319.5)	(331.6)
Prior year losses	(163.4)	(164.7)	(555.9)	(607.4)
Total loss and LAE payments	(296.9)	(295.7)	(875.4)	(939.0)
Net ending balance	1,863.1	1,895.2	1,863.1	1,895.2
Plus ending reinsurance recoverable on unpaid losses	2,544.9	2,699.6	2,544.9	2,699.6
Gross ending balance	$4,408.0	$4,594.8	$4,408.0	$4,594.8

During the three months ended September 30, 2008, OneBeacon experienced $20.8 million of favorable development on prior accident year losses mainly due to lower than expected severity on non-catastrophe losses primarily related to professional liability in specialty lines and package business in commercial lines.  During the three months ended September 30, 2007, OneBeacon experienced $16.5 million of favorable development on prior accident year loss reserves due to lower than expected severity on non-catastrophe losses. The favorable development was primarily related to automobile liability in traditional personal lines and at AutoOne, general liability in commercial lines and professional liability and tuition reimbursement in specialty lines.

During the nine months ended September 30, 2008, OneBeacon experienced $33.0 million of favorable development on prior accident year loss reserves due to lower than expected severity on non-catastrophe losses and favorable development on a prior accident year catastrophe. The favorable non-catastrophe development was primarily related to professional liability in specialty lines and package business in commercial lines partially offset by adverse development at AutoOne and in run-off. During the nine months ended September 30, 2007, OneBeacon experienced $41.2 million of favorable development on prior accident year loss reserves due to lower than expected severity on non-catastrophe losses. The favorable development was primarily related to professional liability and tuition reimbursement in specialty lines, property and general liability in commercial lines and automobile liability in traditional personal lines and at AutoOne.

In connection with purchase accounting for the OneBeacon Acquisition, loss and LAE reserves and the related reinsurance recoverables were adjusted to fair value on the balance sheets. The net reduction to loss and LAE reserves is being recognized through an income statement charge ratably with and over the period the claims are settled. Accordingly, OneBeacon recognized $3.0 million and $9.0 million of such charges for the three and nine months ended September 30, 2008, respectively, and $4.0 million and $12.0 million of such charges for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, the outstanding pre-tax unaccreted adjustment was $8.4 million.

NOTE 4. Reinsurance

In the normal course of business, OneBeacon’s insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. OneBeacon remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.

Effective July 1, 2008, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2009.  The program provides coverage for OneBeacon property business including automobile physical damage, as well as acts of terrorism unless committed on behalf of a foreign interest (or utilizing nuclear, biological, chemical or radiological devices).  Under the program, the first $150 million of losses resulting from any single catastrophe are retained and $650 million of the next $700 million of losses resulting from the catastrophe are reinsured.  Any loss above $850 million would be retained. In the event of a catastrophe,

OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

At September 30, 2008, OneBeacon had $19.4 million of reinsurance recoverables on paid losses and $2,754.0 million (gross of $209.1 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. The collectibility of balances due from OneBeacon’s reinsurers is critical to OneBeacon’s financial strength because reinsurance contracts do not relieve OneBeacon of its primary obligation to its insureds. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers for its primary insurance operations, excluding industry pools and associations and affiliates of OneBeacon, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best ratings.

($ in millions)	Balance at September 30, 2008	% of total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation (2)	$2,001.4	72%	A	++
Tokio Marine and Nichido Fire (3)	56.4	2%	A	++
Munich Reinsurance America	45.2	2%	A	+
QBE Insurance Corporation	41.5	2%	A
Swiss Re	27.1	1%	A	+

(1)

A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(2)

Includes $320.2 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. OneBeacon also has an additional $277.7 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)

Excludes $46.7 million of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

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

In September 2008, OneBeacon completed a study of its A&E exposures. Based on the results of the study, OneBeacon increased its best estimate of its incurred losses ceded to NICO by $83.4 million, net of underlying reinsurance, to $2.2 billion. Due to the NICO Cover, there was no impact to income or equity from the change in the estimate. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” — specifically Asbestos and Environmental Exposures in the Primary Insurance Operations segment discussion for a detailed discussion of the results of this study.

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. As described above, OneBeacon estimates that on an incurred basis, net of Third Party Recoverables, as of September 30, 2008 it has used approximately $2.2 billion of the coverage provided by NICO. Approximately $1.1 billion of these incurred losses have been paid by NICO through September 30, 2008. Since entering into the NICO Cover, $41.6 million of the $2.2 billion of utilized coverage from NICO related to uncollectible Third Party Recoverables. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third Party Recoverables, future losses could utilize some or all of the protection remaining under the NICO Cover.

Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal.

NOTE 5. Investment Securities

OneBeacon’s invested assets are comprised of securities and other investments held for general investment purposes and assets held in an irrevocable grantor trust account. Refer to the Company’s 2007 Annual Report on Form 10-K for a complete discussion regarding the trust account.

Prior to adoption of SFAS 159, OneBeacon’s fixed maturity investments and common equity securities, held for general investment purposes, excluding convertible bonds which are described below, were classified as available-for-sale and reported at fair value. Net unrealized investment gains and losses on available-for-sale securities were reported net, after-tax, as a separate component of shareholders’ equity. Changes in net unrealized investment gains and losses, after-tax, were reported as a component of other comprehensive income. Upon adoption of SFAS 159 on January 1, 2008, the portfolio of fixed maturity investments and common equity securities, excluding convertible bonds, held for general investment purposes were reclassified as trading. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and unrealized investment gains and losses on trading securities are reported, pre-tax in revenues. See Recently Adopted Changes in Accounting Principles of Note 1 for further discussion.

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

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Certain of the investments purchased to fund the trust matured within one year and were therefore reflected as short-term investments. In addition, some of the interest payments on the assets in the trust were reinvested in short-term investments. Short-term investments are carried at amortized cost, which approximated fair value as of September 30, 2008 and December 31, 2007.

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

OneBeacon participates in a securities lending program as a mechanism for generating additional investment income on its fixed maturity and common equity portfolios. Under the security lending arrangements, certain of its fixed maturity and common equity investments are loaned to other institutions for short periods of time through a lending agent. OneBeacon maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the asset. Collateral, in the form of cash and United States government securities, is required at a rate of 102% of the fair value of the loaned securities, is controlled by the lending agent and may not be sold or re-pledged. The lending agent manages the investment of the cash collateral. The fair value of the securities lending collateral is recorded as both an asset and liability on the balance sheet, however, other than in the event of default by the borrower, this collateral is not available to OneBeacon and will be remitted to the borrower by the lending agent upon the return of the loaned securities. Because of these restrictions, OneBeacon considers its securities lending activities to be non-cash transactions. An indemnification agreement with the lending agent protects OneBeacon in the event a borrower becomes insolvent or fails to return any of the securities on loan.

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

OneBeacon’s net investment income is comprised primarily of interest income associated with OneBeacon’s fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and nine months ended September 30, 2008 and 2007 consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in millions)
Investment income:
Fixed maturity investments	$38.4	$44.7	$120.8	$139.2
Short-term investments	2.0	4.8	8.0	12.9
Common equity securities	4.2	3.5	13.3	10.3
Convertible bonds	1.6	1.9	4.8	5.0
Other investments	0.9	0.8	2.1	2.0
Total investment income	47.1	55.7	149.0	169.4
Less investment expenses	(4.0)	(4.2)	(11.2)	(12.7)
Net investment income, pre-tax	$43.1	$51.5	$137.8	$156.7

The composition of net realized investment (losses) gains consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	($ in millions)
Fixed maturity investments	$(39.5)	$5.2	$(53.1)	$15.0
Common equity securities	(19.1)	7.5	(4.7)	86.4
Convertible bonds	(3.6)	6.8	(5.4)	10.2
Other investments	1.0	11.2	4.0	31.1
Net realized investment (losses) gains, pre-tax	$(61.2)	$30.7	$(59.2)	$142.7

OneBeacon recognizes declines in fair value deemed to be other-than-temporary impairments as realized losses. During the three and nine months ended September 30, 2008 OneBeacon recognized realized losses of $63.3 million and $110.7 million for declines in fair value deemed to be other than temporary. The $63.3 million of realized losses from other-than-temporary impairments recognized during the three months ended September 30, 2008 included the following investments: $10.2 million on preferred stocks held with Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), and in the fixed income, common equity and convertible bond portfolios $7.2 million on USB Capital IX, $13.8 million on Post Properties, Inc., $5.3 million on Wachovia, $8.8 million relating to American International Group (“AIG”) and its subsidiaries, $7.9 million relating to Gold Fields Limited and $4.8 million relating to CIT Group, Inc. The $110.7 million of realized loss from other-than-temporary impairments recognized during the nine months ended September 30, 2008 also included $7.8 million on Meredith Corporation, $6.0 million on BAC Capital Trust XIV, $4.2 million on Pfizer, Inc. and an additional $5.0 million relating to Wachovia and $6.2 million relating to CIT Group, Inc. Impairment charges taken were reclassified from change in net unrealized investment gains to net realized investment (losses) gains. Effective January 1, 2008, upon adoption of SFAS 159, for all investment securities for which the fair value election has been made, all changes in fair value are included in revenues. During the three and nine months ended September 30, 2007, OneBeacon recognized $3.4 million and $5.5 million, respectively, of pre-tax other-than-temporary impairment charges.

The components of OneBeacon’s ending net unrealized investment losses, excluding the impact of unrealized foreign currency translation gains (losses), on its trading investment portfolio as of September 30, 2008, were as follows:

September 30,
2008
($ in millions)
Investment securities:
Gross unrealized investment gains	$146.1
Gross unrealized investment losses	(187.0)
Net unrealized losses from investment securities	(40.9)
Income taxes attributable to such losses	14.4
Total net unrealized investment losses, after-tax	$(26.5)

The components of OneBeacon’s ending net unrealized investment gains, excluding the impact of unrealized foreign currency translation gains (losses), on its available-for-sale investment portfolio as of December 31, 2007, prior to adopting SFAS 159, were as follows:

December 31,
2007
($ in millions)
Investment securities:
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

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon’s fixed maturity investments as of September 30, 2008 and December 31, 2007, were as follows:

	September 30, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
	($ in millions)
U.S. Government and agency obligations	$419.5	$6.4	$(3.2)	$—	$422.7
Debt securities issued by industrial corporations	925.9	5.3	(21.6)	(2.6)	907.0
Municipal obligations	7.8	0.1	—	—	7.9
Asset-backed securities	839.9	4.4	(13.6)	—	830.7
Foreign government obligations	50.9	0.4	(2.7)	—	48.6
Preferred stocks	94.3	10.2	(26.8)	5.4	83.1
Total fixed maturity investments	$2,338.3	$26.8	$(67.9)	$2.8	$2,300.0

	December 31, 2007
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$490.3	$18.3	$(0.1)	$—	$508.5
Debt securities issued by industrial corporations	1,089.7	14.0	(12.9)	7.8	1,098.6
Municipal obligations	8.1	0.4	—	—	8.5
Asset-backed securities	1,061.4	12.0	(1.7)	—	1,071.7
Foreign government obligations	133.4	0.7	(0.1)	—	134.0
Preferred stocks	131.5	7.5	(2.1)	8.4	145.3
Total fixed maturity investments	$2,914.4	$52.9	$(16.9)	$16.2	$2,966.6

Prior to adoption of SFAS 159, OneBeacon accounted for the convertible bonds on a fair value basis with changes in fair value recorded through revenues as realized investment gains or losses.  The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon’s common equity securities, convertible bonds and other investments as of September 30, 2008 and December 31, 2007, were as follows:

	September 30, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$820.7	$52.0	$(80.5)	$1.1	$793.3
Convertible bonds	$286.5	$1.4	(15.5)	$—	$272.4
Other investments	$249.7	$65.9	$(23.1)	$—	$292.5

	December 31, 2007
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$685.3	$158.3	$(13.9)	$2.4	$832.1
Other investments	$292.7	$58.0	$(2.1)	$—	$348.6

The cost of other investments as of December 31, 2007 includes $48.8 million related to the equity changes in OneBeacon’s interest in other investments accounted for using the equity method which, prior to the adoption of SFAS 159, were included in realized investment gains or losses.

Fair value measurements at September 30, 2008

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

As of September 30, 2008, approximately 90% of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

Other investments, which are comprised of limited partnerships, hedge funds and private equity interests for which the SFAS 159 fair value option has been elected, are carried at fair value based upon OneBeacon’s proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value.  These investments are not publicly traded and, accordingly, quoted market prices are not available.  In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly. As of September 30, 2008, other investments represented approximately 7% of the investment portfolio recorded at fair value.  At September 30, 2008, OneBeacon did not adjust the net assets values used to determine fair value.

The fair value measurements at September 30, 2008 and their related inputs are as follows:

	Fair value at September 30, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments	$2,300.0	$422.7	$1,795.5	$81.8
Common equity securities	793.3	761.2	—	32.1
Convertible bonds	272.4	—	272.4	—
Short-term investments	531.7	531.7	—	—
Other investments	292.5	—	—	292.5
Total	$4,189.9	$1,715.6	$2,067.9	$406.4

The changes in Level 3 fair value measurements for the nine months ended September 30, 2008 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2008	$169.2	$70.3	$19.3	$348.6	$607.4
Total net realized and unrealized gains (losses)	(4.6)	0.3	—	(9.9)	(14.2)
Purchases and sales, net	—	—	—	0.1	0.1
Transfers in (out) of Level 3, net	(53.5)	(36.3)	(17.1)	—	(106.9)
Balance at March 31, 2008	$111.1	$34.3	$2.2	$338.8	$486.4
Total net realized and unrealized gains (losses)	(18.2)	1.5	—	17.7	1.0
Purchases and sales, net	10.1	0.6	—	1.6	12.3
Transfers in (out) of Level 3, net	(4.9)	—	(2.2)	—	(7.1)
Balance at June 30, 2008	$98.1	$36.4	$—	$358.1	$492.6
Total net realized and unrealized gains (losses)	(12.1)	(4.8)	—	(65.7)	(82.6)
Purchases and sales, net	0.1	—	—	0.1	0.2
Transfers in (out) of Level 3, net	(4.3)	0.5	—	—	(3.8)
Balance at September 30, 2008	$81.8	$32.1	$—	$292.5	$406.4

The majority of the transfers out of Level 3 within fixed maturity investments during the three months ended March 31, 2008 represent securities for which observable inputs were unavailable as of December 31, 2007 mainly because the securities were relatively new issuances and/or limited market data was available. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. With respect to common equity securities, as a result of efforts to adopt SFAS 157 and 159, OneBeacon was able to obtain additional information on the underlying common equity securities for a limited partnership that it consolidates in its financial statements. These common equity securities which are priced based on quoted prices were transferred out of Level 3 into Level 1 during the three months ended March 31, 2008. There were no significant transfers in (out) of Level 3 during the three months ended June 30, 2008 or the three months ended September 30, 2008.

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 at September 30, 2008:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	($ in millions)
Fixed maturity investments	$(2.0)	$(25.7)
Common equity securities	(3.6)	(2.1)
Convertible bonds	—	—
Short-term investments	—	—
Other investments	(70.6)	(65.9)
Total	$(76.2)	$(93.7)

The changes in fair value for the three months ended September 30, 2008 are as follows:

	Net unrealized losses (1)(2)	Net foreign currency translation losses (1)	Total changes in fair value reflected in revenues (1)(2)
	($ in millions)
Fixed maturity investments	$(37.5)	$(17.1)	$(54.6)
Common equity securities	(160.6)	(0.8)	(161.4)
Convertible bonds	(7.3)	—	(7.3)
Short-term investments	(0.1)	(0.7)	(0.8)
Other investments	(70.6)	—	(70.6)
Total	$(276.1)	$(18.6)	$(294.7)

(1)	Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains’ common control of $(1.1) million, pre-tax.
(2)	Includes unrealized losses related to OneBeacon’s securities lending program of $4.0 million, pre-tax, for the three months ended September 30, 2008.

The changes in fair value for the nine months ended September 30, 2008 are as follows:

	Net unrealized losses (1)(2)	Net foreign currency translation gains (losses) (1)	Total changes in fair value reflected in revenues (1)(2)
	($ in millions)
Fixed maturity investments	$(78.7)	$(13.9)	$(92.6)
Common equity securities	(173.0)	(1.4)	(174.4)
Convertible bonds	(22.4)	—	(22.4)
Short-term investments	(0.1)	0.7	0.6
Other investments	(65.9)	—	(65.9)
Total	$(340.1)	$(14.6)	$(354.7)

(1)	Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains’ common control of $(2.1) million, pre-tax.
(2)	Includes unrealized losses related to OneBeacon’s securities lending program of $4.0 million, pre-tax for the nine months ended September 30, 2008.

In addition to the investment portfolio described above, OneBeacon has $26.6 million of liabilities recorded at fair value in accordance with SFAS 157 and included in other liabilities.  These liabilities relate to securities that have been sold short by a limited partnership that OneBeacon invests in and is required to consolidate under GAAP.  All of the liabilities included in the $26.6 million have been deemed to have a Level 1 designation.

Securities Lending

OneBeacon participates in a securities lending program whereby it loans investment securities to other institutions for short periods of time. OneBeacon receives a fee from the borrower in return for the use of its assets and its policy is to require collateral equal to approximately 102% of the fair value of the loaned securities, which is held by a third party. All securities loaned can be redeemed on short notice. The total market value of OneBeacon’s securities on loan at September 30, 2008 was $215.8 million with corresponding collateral of $211.8 million, resulting in an unrealized loss of $4.0 million.

NOTE 6. Debt

OneBeacon’s debt outstanding as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	($ in millions)
Senior unsecured notes (“Senior Notes”), at face value	$676.0	$700.0
Unamortized original issue discount	(0.9)	(1.1)
Senior Notes, carrying value	675.1	698.9
Mortgage note on real estate owned	40.8	40.8
Atlantic Specialty Note	16.0	18.0
Bank Facility	—	—
Total debt	$731.9	$757.7

Senior Notes

In May 2003, OneBeacon U.S. Holdings, Inc. (“OBH”), formerly known as Fund American Companies, Inc., a wholly-owned subsidiary of the Company, issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”). The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains. OBH incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum. At September 30, 2008, OBH was in compliance with all of the covenants under the Senior Notes.  During the third quarter of 2008, OneBeacon repurchased $24.0 million of the outstanding Senior Notes for $22.3 million, which resulted in a $1.6 million gain on extinguishment of debt.

White Mountains has provided and, pursuant to a separation agreement, continues to provide an irrevocable and unconditional guarantee as to the payment of principal and interest on the Senior Notes.  Refer to “Note 18. Related Party Disclosures” of the Company’s 2007 Annual Report on Form 10-K.

Refer to “Note 6. Debt” of the Company’s 2007 Annual Report on Form 10-K for a description of other debt.

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

	Primary Insurance Operations	Other Operations	Total
	($ in millions)
Three months ended September 30, 2008
Earned premiums	$471.2	$—	$471.2
Net investment income	42.4	0.7	43.1
Net realized investment (losses) gains	(61.3)	0.1	(61.2)
Change in net unrealized investment gains	(294.4)	(0.3)	(294.7)
Net other revenues	2.9	1.5	4.4
Total revenues	160.8	2.0	162.8
Loss and LAE	303.4	—	303.4
Policy acquisition expenses	92.6	—	92.6
Other underwriting expenses	74.3	—	74.3
General and administrative expenses	3.3	2.4	5.7
Accretion of fair value adjustment to loss and LAE reserves	—	3.0	3.0
Interest expense on debt	0.9	10.1	11.0
Interest expense on preferred stock subject to mandatory redemption	—	—	—
Total expenses	474.5	15.5	490.0
Pre-tax loss	$(313.7)	$(13.5)	$(327.2)
Three months ended September 30, 2007
Earned premiums	$473.6	$—	$473.6
Net investment income	45.2	6.3	51.5
Net realized investment gains (losses)	31.2	(0.5)	30.7
Change in net unrealized investment gains	—	—	—
Net other revenues (expenses)	11.2	(0.4)	10.8
Total revenues	561.2	5.4	566.6
Loss and LAE	255.8	—	255.8
Policy acquisition expenses	74.9	—	74.9
Other underwriting expenses	66.4	—	66.4
General and administrative expenses	1.1	1.3	2.4
Accretion of fair value adjustment to loss and LAE reserves	—	4.0	4.0
Interest expense on debt	0.8	10.6	11.4
Interest expense on preferred stock subject to mandatory redemption	—	16.3	16.3
Total expenses	399.0	32.2	431.2
Pre-tax income (loss)	$162.2	$(26.8)	$135.4

	Primary Insurance Operations	Other Operations	Total
	($ in millions)
Nine months ended September 30, 2008
Earned premiums	$1,390.3	$—	$1,390.3
Net investment income	126.7	11.1	137.8
Net realized investment losses	(57.9)	(1.3)	(59.2)
Change in net unrealized investment gains	(352.9)	(1.8)	(354.7)
Net other revenues	9.9	0.7	10.6
Total revenues	1,116.1	8.7	1,124.8
Loss and LAE	878.7	—	878.7
Policy acquisition expenses	261.6	—	261.6
Other underwriting expenses	223.6	—	223.6
General and administrative expenses	9.0	7.0	16.0
Accretion of fair value adjustment to loss and LAE reserves	—	9.0	9.0
Interest expense on debt	2.7	31.2	33.9
Interest expense on preferred stock subject to mandatory redemption	—	33.4	33.4
Total expenses	1,375.6	80.6	1,456.2
Pre-tax loss	$(259.5)	$(71.9)	$(331.4)
Nine months ended September 30, 2007
Earned premiums	$1,407.5	$—	$1,407.5
Net investment income	139.6	17.1	156.7
Net realized investment gains (losses)	143.0	(0.3)	142.7
Change in net unrealized investment gains	—	—	—
Net other revenues (expenses)	17.8	(1.5)	16.3
Total revenues	1,707.9	15.3	1,723.2
Loss and LAE	827.1	—	827.1
Policy acquisition expenses	231.5	—	231.5
Other underwriting expenses	246.9	—	246.9
General and administrative expenses	2.3	5.2	7.5
Accretion of fair value adjustment to loss and LAE reserves	—	12.0	12.0
Interest expense on debt	2.5	31.6	34.1
Interest expense on preferred stock subject to mandatory redemption	—	48.4	48.4
Total expenses	1,310.3	97.2	1,407.5
Pre-tax income (loss)	$397.6	$(81.9)	$315.7
September 30, 2008
Total investments	$4,114.2	$75.7	$4,189.9
Reinsurance recoverable on paid and unpaid losses	2,773.4	(209.1)	2,564.3
Total assets	8,568.1	(155.7)	8,412.4
Loss and LAE reserves	4,625.5	(217.5)	4,408.0
Total liabilities	6,670.1	368.9	7,039.0
Total equity	1,898.0	(524.6)	1,373.4
December 31, 2007
Total investments	$4,525.9	$643.6	$5,169.5
Reinsurance recoverable on paid and unpaid losses	2,872.5	(221.1)	2,651.4
Total assets	9,136.1	405.4	9,541.5
Loss and LAE reserves	4,718.8	(238.5)	4,480.3
Total liabilities	6,864.4	770.6	7,635.0
Total equity	2,271.7	(365.2)	1,906.5

The following tables provide net written premiums and earned insurance premiums for OneBeacon’s Primary Insurance Operations by major underwriting unit and in total for the three and nine months ended September 30, 2008 and 2007:

	Specialty	Commercial	Personal	Total (1)
	($ in millions)
Three months ended September 30, 2008
Net written premiums	$190.7	$180.0	$163.4	$534.1
Earned premiums	129.5	181.7	160.0	471.2
Three months ended September 30, 2007 (2)
Net written premiums	$135.6	$193.8	$182.5	$511.9
Earned premiums	108.2	183.5	181.8	473.6

	Specialty	Commercial	Personal	Total (1)
	($ in millions)
Nine months ended September 30, 2008
Net written premiums	$460.2	$551.9	$477.0	$1,489.4
Earned premiums	359.3	545.4	485.3	1,390.3
Nine months ended September 30, 2007 (2)
Net written premiums	$340.7	$560.4	$535.7	$1,437.0
Earned premiums	322.1	533.2	552.1	1,407.5

(1)	Includes results from run-off.

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

NOTE 8. Retirement and Postretirement Plans

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

The components of net periodic benefit costs for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	($ in millions)		($ in millions)
Service cost	$0.2	$0.5	$0.6	$1.6
Interest cost	1.7	1.9	5.1	15.2
Expected return on plan assets	(2.1)	(1.9)	(6.3)	(15.5)
Amortization of unrecognized loss	0.1	0.1	0.3	0.3
Net periodic pension (income) cost before settlements, curtailments and special termination benefits	(0.1)	0.6	(0.3)	1.6
Settlement gain	—	(25.6)	—	(25.6)
Special termination benefits expense (1)	—	0.8	—	0.8
Net periodic benefit income	$(0.1)	$(24.2)	$(0.3)	$(23.2)

(1)	Special termination benefits are additional payments made from the pension plan when a vested participant terminates employment due to a reduction in force.

OneBeacon does not expect to make a contribution to its Qualified Plan in 2008. OneBeacon anticipates contributing $2.8 million to the Non-qualified Plan, for which OneBeacon has assets held in rabbi trusts. As of September 30, 2008, $2.3 million in contributions have been made to the Non-qualified Plan.

On July 11, 2007, the Company settled approximately 80% of the Qualified Plan liabilities through the purchase of two group annuity contracts for $398.5 million from Transamerica Life Insurance Company (“Transamerica”) and Hartford Life Insurance Company (“Hartford Life”). In accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, the Qualified Plan’s obligations were re-measured in connection with this settlement. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, and consistent with the methodology applied at December 31, 2006, OneBeacon’s discount rate assumption reflects the rate at which benefit obligations could effectively be settled. Based on consideration of published yields for high quality long-term corporate bonds and U.S. Treasuries as of the re-measurement date, as well as consideration of settlement rates from insurance company annuity contracts, the discount rate utilized for the revaluation of the Qualified Plan obligations was 5.45% as compared to 5.0% at December 31, 2006. In addition, other assumptions (e.g., mortality, retirement age and form of payment) were updated to reflect more recent experience and revised expectations of behavior for the remaining population, as well as to consider information learned through the settlement process. As a result of the partial settlement and re-measurement, the Company recognized a gain of $25.6 million through pre-tax income ($6.3 million as a reduction to loss and LAE, allocated to claims department employees, and $19.3 million as a reduction to other underwriting expenses) and a pre-tax loss of $2.5 million through other comprehensive income. At the time of settlement, the remaining Qualified Plan liabilities, which were primarily attributable to Qualified Plan participants who were actively employed by OneBeacon was approximately $97.6 million.

During the third quarter of 2008, the Qualified Plan received reimbursements from Transamerica and Hartford Life in the amounts of $0.8 million and $0.6 million, respectively, due to the final reconciliation of the partial pension settlement. These amounts represented changes in participants and benefits between the time of purchase and the settlement plus any related interest and resulted in a pre-tax gain of $1.4 million recognized through other comprehensive income.

NOTE 9.  Employee Share-Based Incentive Compensation Plans

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

The following summarizes performance share activity for OB Performance Shares for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,
	2008		2007
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	2,186,208	$9.7	1,122,341	$10.1
Payments and deferrals	—	—	—	—
New awards	29,518	3.3	25,671	0.1
Forfeitures and net change in assumed forfeitures	(4,090)	(0.3)	(18,222)	(0.2)
Expense recognized	—	1.8	—	1.6
End of period	2,211,636	$14.5	1,129,790	$11.6

	Nine months ended September 30,
	2008		2007
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	1,058,194	$9.2	—	$—
Payments and deferrals (1)	(117,363)	(1.6)	—	—
New awards	1,426,618	7.3	934,131	—
Forfeitures and net change in assumed forfeitures	(155,813)	(0.9)	(87,042)	(0.4)
Transfers in (2)	—	—	282,701	4.1
Expense recognized	—	0.5	—	7.9
End of period	2,211,636	$14.5	1,129,790	$11.6

(1)             Performance share payments in 2008 for the 2007 performance cycle were based upon a performance factor of 63%.

(2)             In February 2007, OneBeacon’s WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

The following summarizes performance share activity for WTM Performance Shares for the three and nine months ended September 30, 2007:

	Three months ended September 30,		Nine months ended September 30,
	2007		2007
	Target WTM Performance Shares outstanding	Accrued expense	Target WTM Performance Shares outstanding	Accrued expense
		($ in millions)
Beginning of period	—	$—	16,470	$7.8
Payments and deferrals (1)	—	—	(4,400)	(3.7)
New awards	—	—	—	—
Forfeitures and net change in assumed forfeitures	—	—	—	—
Transfers out (2)	—	—	(12,070)	(4.1)
Expense recognized	—	—	—	—
End of period	—	$—	—	$—

(1)             Performance share payments in 2007 for the 2004-2006 performance cycle were based upon a performance factor of 145%.

(2)             In February 2007, OneBeacon’s WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

The following summarizes performance shares outstanding and accrued performance share expense at September 30, 2008 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2007—2008	137,400	$2.4
2007—2009	767,206	5.3
2008—2010	1,363,739	7.2
Sub-total	2,268,345	14.9
Assumed forfeitures	(56,709)	(0.4)
Total at September 30, 2008	2,211,636	$14.5

If 100% of the outstanding performance shares had been vested on September 30, 2008, the total additional compensation cost to be recognized would have been $24.8 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2007 and 2004-2006 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

Stock Options

As described in the Company’s 2007 Annual Report on form 10-K, in connection with the initial public offering, OneBeacon issued options to acquire 1,420,000 common shares of the Company to certain members of management. The following summarizes option activity for the three and nine months ended September 30, 2008:

	Three Months Ended September 30,
	2008		2007
	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense
	($ in millions)
Beginning of period	1,237,872	$2.2	1,349,000	$0.8
New awards	—	—	—	—
Assumed forfeitures	—	—	—	—
Exercised	—	—	—	—
Expense recognized	—	0.4	—	0.4
End of period	1,237,872	$2.6	1,349,000	$1.2

	Nine Months Ended September 30,
	2008		2007
	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense
	($ in millions)
Beginning of period	1,324,306	$1.4	1,420,000	$0.2
New awards	—	—	—	—
Forfeitures	(86,434)	—	(71,000)	—
Exercised	—	—	—	—
Expense recognized	—	1.2	—	1.0
End of period	1,237,872	$2.6	1,349,000	$1.2

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

Restricted Stock Units

The options granted in connection with OneBeacon’s initial public offering did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, on February 26, 2008, the Compensation Committee awarded 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of growth of 4% per cycle in adjusted book value per common share. Upon vesting, the RSUs will be mandatorily deferred into one of the Company’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the Compensation Committee. The expense associated with the RSUs is being recognized over the vesting period. For the three and nine months ended September 30, 2008, OneBeacon recognized $0.3 million and $0.7 million, respectively, in expense.

NOTE 10.  Income Taxes

While OneBeacon is subject to taxation in several jurisdictions, the majority of OneBeacon’s subsidiaries file a consolidated tax return in the United States.  Income earned or losses generated by companies outside the United States are generally subject to an overall effective rate lower than that imposed by the United States.

OneBeacon’s income tax (benefit) provision related to pre-tax income or loss for the nine months ended September 30, 2008 and 2007 represented effective tax rates of (36.4)% and 35.0%, respectively.  The effective tax rate was higher than the U.S. statutory rate of 35% for the nine months ended September 30, 2008 due to a pre-tax loss from operations in the United States and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock.  In arriving at the effective tax rate for the nine months ended September 30, 2008, OneBeacon is treating the change in net unrealized investment gains and net realized investment losses as discrete items separate from the other components of pre-tax income or loss.  Therefore, the benefit of these net losses is calculated at the statutory rate applicable to the jurisdiction in which the losses are recorded.  The majority of the investment assets incurring current period realized and unrealized net losses for the nine months ended September 30, 2008 are recorded in the U.S., and are taxed at the statutory rate of 35%.  The change in net unrealized investment gains and net realized investment losses were treated as discrete items due to the inability to reliably estimate these amounts for the full year. The components of the effective tax rate for the nine months ended September 30, 2007 consist of a reduction in the tax rate for income generated in jurisdictions other than the United States at lower tax rates, offset by non-deductible dividends and accretion on the Berkshire Preferred Stock and Zenith Preferred Stock.

On January 1, 2007, OneBeacon adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 prescribes when the benefit of a given tax position should be recognized and how it should be measured.  In connection with the adoption of FIN 48, OneBeacon has recognized a $0.3 million increase in the liability for unrecognized tax benefits, primarily as a result of increases in its estimates of accrued interest.  The effect of adoption has been recorded as an adjustment to opening retained earnings.

Under FIN 48, OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations for years before 2003.  The Internal Revenue Service (IRS) commenced an examination of OneBeacon’s U.S. income tax returns for 2003 through 2004 in the second quarter of 2006.  On June 30, 2008, OneBeacon received Form 4549-A (Income Tax Examination Changes) from the IRS relating to the audit of tax years 2003 and 2004 assessing an additional $90.0 million of tax. The estimated total assessment, including interest, withholding tax and utilization of alternative minimum and foreign tax credit carryovers, is $173.8 million. OneBeacon disagrees with the adjustments proposed by the IRS and intends to vigorously defend its position. The timing of the resolution of these items is uncertain, however, it is reasonably possible that the resolution could occur within the next 12 months.  An estimate of the range of potential outcomes cannot be made at this time. OneBeacon’s overall liability for tax assessments for 2003 and 2004 is limited due to the Tax Make Whole Agreement with White Mountains, which fixes the liability for these items at the amount recorded on OneBeacon’s books. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.  In October 2008, the IRS commenced an examination of OneBeacon’s U.S. income tax returns for 2005 through 2006.

NOTE 11. Commitments and Contingencies

Legal Contingencies

OneBeacon, and the insurance industry in general, is subject to litigation and arbitration in the normal course of business. OneBeacon is not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on OneBeacon’s financial condition and/or cash flows.

On July 24, 2008, OneBeacon and Liberty Mutual Insurance Group (“Liberty Mutual”) entered into a Confidential Settlement Agreement and Release (the “Settlement Agreement”) that resolved nearly four years of arbitration and litigation.  The disputes concerned amounts which Liberty Mutual asserted were due to it under agreements with OneBeacon (the “Liberty Agreements”) for unallocated loss adjustment expenses and amounts which OneBeacon asserted were due to it related to claims administration and reinsurance.  The Settlement Agreement represents a full and final resolution of the disputes related to the Liberty Agreements.

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

Guarantees

Beginning in February 2006, OneBeacon Insurance Company (“OBIC”) agreed to provide guarantees of the obligations of Galileo Weather Risk Management Ltd. (“Galileo”) to Galileo’s counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees required OBIC to pay the full amount of Galileo’s obligations to the counterparty in the event that Galileo failed to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of September 30, 2008, there were eight outstanding guarantees, the total principal amount of which was approximately $76.9 million. In the event that the total guaranteed principal amount exceeds the lesser of 5% of OBIC’s admitted assets of $3.5 billion at December 31, 2007 or 25% of OBIC’s statutory surplus of $1.6 billion at December 31, 2007, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC had agreed at White Mountains’ option to continue to make these guarantees available through October 2008 and received from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement entered into by OneBeacon and White Mountains in connection with the initial public offering, White Mountains agreed to take appropriate steps to ensure that OBIC would not be called on to make payment on these guarantees.  OBIC assigned its guarantees to White Mountains Re Bermuda, Ltd., a subsidiary of White Mountains, as of October 21, 2008.

NOTE 12. Earnings per Share

Basic and diluted earnings per share amounts have been determined in accordance with SFAS No. 128, “Earnings per Share.” During the second quarter of 2008 and 2007, 4,103 shares and 8,883 shares, respectively, of the Company’s common stock were awarded to certain members of the Company’s board of directors, in lieu of their 2008 and 2007 annual cash retainer. During the third quarter of 2007, the Company began a share repurchase program. Since the inception of this program, the Company has repurchased and retired 4.9 million of its Class A common shares. During the three and nine months ended September 30, 2008, the Company repurchased and retired 0.4 million and 3.4 million, respectively, of its Class A common shares for $6.6 million and $68.8 million, respectively. During the three months ended September 30, 2007, the Company repurchased and retired 0.3 million of its Class A common shares for $5.8 million.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic (loss) earnings per share (in millions):
Net (loss) income available to common shareholders	$(210.3)	$82.3	$(210.8)	$205.1
Weighted average shares outstanding	95.2	100.0	96.2	100.0
Diluted (loss) earnings per share (in millions):
Net (loss) income available to common shareholders	$(210.3)	$82.3	$(210.8)	$205.1
Weighted average shares outstanding (1)	95.2	100.0	96.2	100.0

Basic (loss) earnings per share (in dollars):
Net (loss) income available to common shareholders	$(2.21)	$0.82	$(2.19)	$2.05
Diluted (loss) earnings per share (in dollars):
Net (loss) income available to common shareholders	$(2.21)	$0.82	$(2.19)	$2.05

(1)	Common shares issuable upon exercise of the options (see Note 9) were not included as their inclusion would be anti-dilutive for the periods presented.

NOTE 13. Subsequent Events

In October, equity markets have continued to decline and credit spreads on fixed income securities have further widened. These factors have led to continued losses in OneBeacon’s investment portfolio, which have had a negative impact on OneBeacon’s book value since the end of the third quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that our expectations in such forward-looking statements will turn out to be correct. OneBeacon’s actual results could be materially different from and worse than our expectations. See “Forward-Looking Statements” on page 51 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

The following discussion also includes two non-GAAP financial measures, adjusted book value per common share and adjusted common shareholders’ equity that have been reconciled to their most comparable GAAP financial measures (see below and page 43). OneBeacon believes these measures to be useful supplements to the comparable GAAP measures in evaluating OneBeacon’s financial performance.

Book Value and Adjusted Book Value Per Common Share

We ended the third quarter of 2008 with a book value per share of $14.44 reflecting a 13.1% decrease for the third quarter of 2008, including dividends, and a 10.7% decrease through September 30, 2008, including dividends, adjusted for the economic defeasance of our mandatorily redeemable preferred stock.  The reduction is due mainly to a (7.1)% and (5.7)% GAAP total return on invested assets for the third quarter of 2008 and first nine months of 2008, respectively. We reported comprehensive net losses of $209.5 million and $210.0 million for the third quarter of 2008 and first nine months of 2008, compared to comprehensive net income of $76.0 million and $201.5 million in the same periods of 2007. Our underwriting results also contributed to the decline in book value per share and adjusted book value per share with GAAP combined ratios of 99.8% and 98.1% for the third quarter of 2008 and first nine months of 2008, compared to 83.8% and 92.7% in the third quarter of 2007 and first nine months of 2007. These increases were primarily due to $27.6 million of catastrophe losses, primarily related to Hurricanes Ike and Gustav, reported in the third quarter of 2008 and the impact of non-recurring items, as described below, that benefited our combined ratio by 7.0 points in the third quarter of 2007 and 1.6 points in the first nine months of 2007. Total net written premiums increased to $534.1 million for the third quarter of 2008, compared to $511.9 million the third quarter of 2007. Total net written premiums for the nine months ended September 30, 2008 increased to $1,489.4 million, compared to $1,437.0 million for the 2007 period.  Our net written premiums increased 4% over both comparable periods of 2007, driven by premiums from our new collector car and boat business.

The following table presents our adjusted book value per common share and reconciles this non-GAAP financial measure to its most comparable GAAP measure.

	September 30,	June 30,	December 31,
	2008	2008	2007
	(in millions, except per share amounts)
Numerator
Common shareholders’ equity	$1,373.4	$1,609.1	$1,906.5
Remaining adjustment of subsidiary preferred stock to face value	—	—	(21.6)
Adjusted common shareholders’ equity (1)	$1,373.4	$1,609.1	$1,884.9

Denominator
Common shares outstanding (2)	95.1	95.5	98.5

Book value per common share	$14.44	$16.85	$19.36

Adjusted book value per common share (1)	$14.44	$16.85	$19.14

(1) Represents a non-GAAP financial measure.

(2) Includes the impact of repurchases of Class A common shares made through the Company’s share repurchase program which commenced in the third quarter of 2007.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	($ in millions)
Net written premiums	$534.1	$511.9	$1,489.4	$1,437.0
Revenues
Earned premiums	$471.2	$473.6	$1,390.3	$1,407.5
Net investment income	43.1	51.5	137.8	156.7
Net realized investment (losses) gains	(61.2)	30.7	(59.2)	142.7
Change in net unrealized investment gains	(294.7)	—	(354.7)	—
Net other revenues	4.4	10.8	10.6	16.3
Total revenues	162.8	566.6	1,124.8	1,723.2
Expenses
Loss and LAE	303.4	255.8	878.7	827.1
Policy acquisition expenses	92.6	74.9	261.6	231.5
Other underwriting expenses	74.3	66.4	223.6	246.9
General and administrative expenses	5.7	2.4	16.0	7.5
Accretion of fair value adjustment to loss and LAE reserves	3.0	4.0	9.0	12.0
Interest expense on debt	11.0	11.4	33.9	34.1
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	—	16.3	33.4	48.4
Total expenses	490.0	431.2	1,456.2	1,407.5
Pre-tax (loss) income	(327.2)	135.4	(331.4)	315.7
Income tax benefit (provision)	116.9	(53.1)	120.6	(110.6)
Net (loss) income	(210.3)	82.3	(210.8)	205.1
Other comprehensive income (loss)	0.8	(6.3)	0.8	(3.6)
Comprehensive net (loss) income	$(209.5)	$76.0	$(210.0)	$201.5

Consolidated Results—Three months ended September 30, 2008 versus three months ended September 30, 2007

Our pre-tax loss for the three months ended September 30, 2008 was $327.2 million, compared to pre-tax income of $135.4 million for the three months ended September 30, 2007, primarily due to a $91.9 million decrease in net realized investment (losses) gains to $(61.2) million in the three months ended September 30, 2008 compared to the three months ended September 30, 2007, and also the inclusion of a $(294.7) million change in net unrealized investment gains in our pre-tax loss for the three months ended September 30, 2008. As described below, effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159) and elected to record the changes in net unrealized gains and losses from our available-for-sale securities and our investments in limited partnerships, hedge funds and private equity interests in net income. In prior periods, these changes have been included in other comprehensive income. Accordingly, net (loss) income and pre-tax (loss) income for 2008 periods are not directly comparable to such measures for 2007 periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results” for further discussion.

As described above, our GAAP combined ratio was 99.8% for the third quarter of 2008, compared to 83.8% for the third quarter of 2007. The increase in our GAAP combined ratio was primarily due to an increase in our loss and LAE ratio mainly from higher current accident year catastrophe and non-catastrophe losses.  The third quarter of 2008 included $27.6 million of current accident year catastrophe losses compared with $1.3 million in the third quarter of 2007.  Catastrophe losses in the current period included $23.9 million of losses related to Hurricane Ike primarily within our specialty and commercial lines, and also in our personal lines operations.  Current accident year non-catastrophe losses increased due to large losses in the third quarter of 2008 at International Marine Underwriters (IMU) in specialty lines and in the middle market division of commercial lines.  For the third quarter of 2008, we had $20.8 million in favorable development on prior accident year losses due to lower than expected severity on non-catastrophe losses primarily related to professional liability in specialty lines and package business in commercial lines.  For the third quarter of 2007, we had $16.5 million in favorable development on prior accident year losses.  The favorable development was primarily related to automobile liability in traditional personal lines and at AutoOne, general liability in commercial lines and professional liability and tuition reimbursement in specialty lines.  The loss and LAE ratio for the third quarter of 2007 also included a 1.3 point benefit related to the partial settlement of our qualified pension plan liabilities.  Our expense ratio for the third quarter of 2008 increased 5.6 points. Our expense ratio for the third quarter of 2007 included the benefit of one-time non-recurring items including the partial settlement of our qualified pension plan liabilities and the benefit of a state premium tax refund which reduced our expense ratio by 4.1 points and 1.6 points, respectively. Partially offsetting the favorable impact of these items was 1.1 points of expense related to actions taken in September 2007 to better align resources with our business needs. The September actions principally impacted our personal lines underwriting unit.

Our total revenues decreased 71.3% in the third quarter of 2008 to $162.8 million, compared to $566.6 million in the third quarter of 2007. Under the fair value election of SFAS 159, we report changes in the fair value of our investment portfolio, in pre-tax revenues. Prior to the adoption of SFAS 159, changes in net unrealized investment gains or losses were reported in other comprehensive income after tax. The change in net unrealized investment gains in the third quarter of 2008 was a decrease of $294.7 million reported in revenues compared to a decrease of $6.8 million reported in other comprehensive income in the third quarter of 2007.  Net realized investment (losses) gains decreased $91.9 million in the third quarter of 2008 to $(61.2) million, compared with $30.7 million in the third quarter of 2007. The decrease was primarily due to $63.3 million of pre-tax other-than-temporary impairment charges taken in the third quarter of 2008; approximately $10.2 million related to other-than-temporary impairments on preferred stocks held with Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) and approximately $38.9 million and $7.9 million related to other-than-temporary impairments on securities in the financials and materials sectors, respectively. The third quarter of 2007 included $3.4 million of pre-tax other-than-temporary impairment charges. Net other revenues decreased 59.3% in the third quarter of 2008 to $4.4 million, compared to $10.8 million in the third quarter of 2007.  The 2007 period included a $10.8 million gain from the sale of one of our inactive licensed subsidiaries, American Employers’ Insurance Company (AEIC) to Sparta Insurance Company (Sparta).

Our income tax (benefit) provision related to pre-tax loss or income for the three months ended September 30, 2008 and 2007 represented effective tax rates of (35.7)% and 39.2%, respectively, which were higher than the U.S. statutory rate of 35%.  The effective tax rate for the three months ended September 30, 2008 was higher than the U.S. statutory rate of 35% due to a pre-tax loss from operations in the United States and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Hathaway, Inc. (Berkshire) Preferred Stock (Berkshire Preferred Stock). The effective tax rate for the three months ended September 30, 2007 was higher than the U.S. statutory rate of 35% due to withholding taxes payable on dividends paid from income generated in the United States and non-deductible dividends and accretion on the Berkshire Preferred Stock and Zenith Insurance Company (Zenith) Preferred Stock (Zenith Preferred Stock) partially offset by income generated in jurisdictions other than the United States.

Consolidated Results—Nine months ended September 30, 2008 versus nine months ended September 30, 2007

Our pre-tax loss for the first nine months of 2008 was $331.4 million, compared to pre-tax income of $315.7 million for the first nine months of 2007, primarily due to a $201.9 million decrease in net realized investment (losses) gains to $(59.2) million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, and also the inclusion of a $(354.7) million change in net unrealized investment gains in our pre-tax loss for the nine months ended September 30, 2008. As described above, effective January 1, 2008, we adopted SFAS 159 and accordingly, net (loss) income and pre-tax (loss) income for 2008 periods are not directly comparable to such measures for 2007 periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results” for further discussion.

Our GAAP combined ratio was 98.1% for the first nine months 2008, compared to 92.7% for the first nine months of 2007. The increase in our GAAP combined ratio was primarily due to an increase in our loss and LAE ratio mainly from higher current accident year catastrophe and non-catastrophe losses.  The first nine months of 2008 included $51.0 million of current accident year catastrophe losses compared with $15.1 million in the first nine months of 2007.  The catastrophe losses in the current period were mainly due to losses related to Hurricane Ike primarily within our specialty and commercial lines, and also in our personal lines operations, and winter weather in the southeastern United States experienced in commercial lines in the first quarter.  Current accident year non-catastrophe losses increased due to large losses at IMU in specialty lines and in the middle market division of commercial lines.   The first nine months of 2008 included $33.0 million of favorable development on prior accident year loss reserves due to lower than expected severity on non-catastrophe losses and favorable development on a prior accident year catastrophe loss. The favorable non-catastrophe development was primarily related to professional liability in specialty lines and package business in commercial lines partially offset by adverse development at AutoOne and in run-off. The first nine months of 2007 included $41.2 million of favorable development on prior accident year losses due to lower than expected severity on non-catastrophe losses, which included favorable development in professional liability and tuition reimbursement in specialty lines, property and general liability in commercial lines and automobile liability in traditional personal lines and at AutoOne. The loss and LAE ratio for the first nine months of 2007 also included a 0.4 point benefit related to the partial settlement of our qualified pension plan liabilities. Our expense ratio for the first nine months of 2008 increased 1.0 point compared to the prior year period.  Our expense ratio for the first nine months of 2007 included the benefit of one-time non-recurring items including the partial settlement of our qualified pension plan liabilities and the benefit of a state premium tax refund which reduced our expense ratio by 1.4 points and 0.5 points, respectively, partially offset by 0.7 points of office consolidation costs.  Also reducing the net favorable impact of the non-recurring items was 0.4 points of expense related to actions taken in September 2007 to align resources with our business needs. The September actions principally impacted our personal lines underwriting unit.

Our total revenues decreased 34.7% in the first nine months of 2008 to $1,124.8 million, compared to $1,723.2 million in the first nine months of 2007.  As described above, under the fair value election of SFAS 159, we report changes in the fair value of our investment portfolio, excluding held-to-maturity investments, in pre-tax revenues. The change in net unrealized investment gains in the first nine months of 2008 was a decrease of $354.7 million reported in revenues compared to a decrease of $3.6 million reported in other comprehensive income in the first nine months of 2007. Net realized investment (losses) gains decreased $201.9 million in the first nine months of 2008 to $(59.2) million, compared with $142.7 million in the first nine months of 2007. The first nine months of 2008 included $110.7 million of impairment charges; approximately $10.2 million of the impairment charges recorded in the first nine months of 2008 related to other-than-temporary impairments on preferred stocks held with FNMA and FHLMC; the remainder of the impairment charges taken were mainly on securities in the financials and materials sectors. The first nine months of 2007 included the sale of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation in the first half of 2007. Net other revenues decreased 35.0% in the first nine months of 2008 to $10.6 million, compared to $16.3 million in the first nine months of 2007. The first nine months of 2007 included an $11.3 million gain from the sale of one of our inactive licensed insurance subsidiaries, AEIC, to Sparta, which included a deposit of $0.5 million received in the first quarter of 2007.

Our income tax (benefit) provision related to pre-tax income or loss for the nine months ended September 30, 2008 and 2007 represented effective tax rates of (36.4)% and 35.0%, respectively.  The effective tax rate for the nine months ended September 30, 2008 was higher than the U.S. statutory rate of 35% due to a pre-tax loss from operations in the United States and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock.  In arriving at the effective tax rate for the nine months ended September 30, 2008, we are treating the change in net unrealized investment gains and net realized investment losses as discrete items separate from the other components of pre-tax income or loss.  Therefore, the benefit of these net losses is calculated at the statutory rate applicable to the jurisdiction in which the losses are recorded.  The majority of the investment assets incurring current period realized and unrealized net losses for the nine months ended September 30, 2008 are recorded in the U.S., and are taxed at the statutory rate of 35%.  The change in net unrealized investment gains and net realized investment losses were treated as discrete items due to the inability to estimate these amounts for the full year.  The components of the effective tax rate for the nine months ended September 30, 2007 consist of a reduction in the tax rate for income generated in jurisdictions other than the United States, offset by withholding taxes payable on dividends paid from income generated in the United States and non-deductible dividends and accretion on the Berkshire Preferred Stock and Zenith Preferred Stock.

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

Primary Insurance Operations

Financial results for our Primary Insurance Operations segment for the three and nine months ended September 30, 2008 and 2007, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	($ in millions)
Net written premiums	$534.1	$511.9	$1,489.4	$1,437.0

Earned premiums	$471.2	$473.6	$1,390.3	$1,407.5
Net investment income	42.4	45.2	126.7	139.6
Net realized investment (losses) gains	(61.3)	31.2	(57.9)	143.0
Change in net unrealized investment gains	(294.4)	—	(352.9)	—
Net other revenues	2.9	11.2	9.9	17.8
Total revenues	160.8	561.2	1,116.1	1,707.9
Loss and LAE	303.4	255.8	878.7	827.1
Policy acquisition expenses	92.6	74.9	261.6	231.5
Other underwriting expenses	74.3	66.4	223.6	246.9
General and administrative expenses	3.3	1.1	9.0	2.3
Interest expense on debt	0.9	0.8	2.7	2.5
Total expenses	474.5	399.0	1,375.6	1,310.3
Pre-tax (loss) income	$(313.7)	$162.2	$(259.5)	$397.6

The following tables provide GAAP ratios, net written premiums and earned premiums by underwriting units for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30, 2008
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)(5)
Loss and LAE	62.8%	63.8%	64.8%	64.4%
Expense	37.3	37.1	32.0	35.4
Total Combined	100.1%	100.9%	96.8%	99.8%
Net written premiums	$190.7	$180.0	$163.4	$534.1
Earned premiums	129.5	181.7	160.0	471.2

	Three months ended September 30, 2007
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)(5)
Loss and LAE	56.2%	49.1%	53.1%	54.0%
Expense	27.7	34.4	27.3	29.8
Total Combined	83.9%	83.5%	80.4%	83.8%
Net written premiums	$135.6	$193.8	$182.5	$511.9
Earned premiums	108.2	183.5	181.8	473.6

	Nine months ended September 30, 2008
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)(5)
Loss and LAE	56.1%	63.2%	64.7%	63.2%
Expense	35.4	37.1	32.0	34.9
Total Combined	91.5%	100.3%	96.7%	98.1%
Net written premiums	$460.2	$551.9	$477.0	$1,489.4
Earned premiums	359.3	545.4	485.3	1,390.3

	Nine months ended September 30, 2007
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)(5)
Loss and LAE	56.7%	53.7%	60.6%	58.8%
Expense	29.9	36.5	33.4	33.9
Total Combined	86.6%	90.2%	94.0%	92.7%
Net written premiums	$340.7	$560.4	$535.7	$1,437.0
Earned premiums	322.1	533.2	552.1	1,407.5

(1)             Includes results from run-off. For the three months ended September 30, 2008 and 2007, includes no net written premiums from run-off and includes earned premiums of $0 and $0.1 million, respectively, from run-off.  For the nine months ended September 30, 2008 and 2007, includes net written premiums of $0.3 million and $0.2 million, respectively, from run-off and earned premiums of $0.3 million and $0.1 million, respectively, from run-off.

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

(3)             Includes our long-term incentive compensation expense. For the three months ended September 30, 2008 and 2007, long-term incentive compensation expense increased our total GAAP combined ratio by 1.8 points and 1.5 points, respectively.  For the nine months ended September 30, 2008 and 2007, long-term incentive compensation expense increased our total GAAP combined ratio by 1.1 points and 1.6 points, respectively.

(4)             Includes loss and LAE relating to catastrophes. For the three months ended September 30, 2008 and 2007, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 5.9 points and 0.1 points, respectively, including development on prior accident year catastrophes which increased (decreased) our loss and LAE and total combined ratios by 0.0 points and (0.2) points, respectively. For the nine months ended September 30, 2008 and 2007, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 3.3 points and 1.0 points, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and total combined ratios by 0.4 points and 0.1 points, respectively.

(5)             Prior accident year development, including development on catastrophes, for the three months ended September 30, 2008 and 2007 decreased our loss and LAE and total combined ratios by 4.4 points and 3.5 points, respectively.  Prior accident year development, including development on catastrophes, for the nine months ended September 30, 2008 and 2007 decreased our loss and LAE and total combined ratios by 2.4 points and 2.9 points, respectively.

Primary Insurance Operations— Three months ended September 30, 2008 versus three months ended September 30, 2007

Specialty lines. Net written premiums for specialty lines increased by 40.6% to $190.7 million in the third quarter of 2008 as compared to $135.6 million in the third quarter of 2007, primarily driven by $54.3 million increase in net written premium in other specialty lines, including our collector car and boat business for which we began writing premium in the second quarter of 2008 and also contributions from our Accident and Health (A&H) business, OneBeacon Government Risk (OBGR), Entertainment Brokers International Insurance Services (EBI) and Dewar.

The specialty lines combined ratio for the third quarter of 2008 was 100.1%, compared to 83.9% for the third quarter of 2007 due to increases in both the loss and LAE and expense ratios. The loss and LAE ratio increased 6.6 points in the third quarter of 2008 to 62.8%, compared to 56.2% in the prior year period mainly due to higher current accident year catastrophe and non-catastrophe losses in the third quarter of 2008, compared to the third quarter of 2007.  Current accident year catastrophe losses in the third quarter of 2008 were $9.4 million (7.3 points) mainly due to Hurricane Ike, compared with $0.1 million (0.1 point) in the third quarter of 2007.  Current accident year non-catastrophe losses were higher in the third quarter of 2008, mainly due to 8.6 points of large losses at IMU, compared to 1.9 points of large losses in the third quarter of 2007.  Partially offsetting the increase in current accident year losses was higher favorable development on prior accident year losses in the current period compared with the prior year due to lower than expected severity on non-catastrophe losses primarily related to professional liability.  In addition, the loss and LAE ratio for the third quarter of 2007 included a 0.8 point benefit related to the partial settlement of our qualified pension plan liabilities.  The expense ratio for the third quarter of 2008 increased 9.6 points to 37.3%, compared to 27.7% in the prior year period, due to changes in the mix of business at OBPP related to increased writings of our long-term care product and decreased writings of our provider excess insurance product which carry a higher and lower commission rate, respectively. Also contributing to the increase are costs associated with growing our specialty lines businesses, including the impact of our specialty collector car and boat business which has a higher expense ratio than our other specialty businesses.  The expense ratio for the third quarter of 2007 included a 2.6 point favorable impact from the partial settlement of our qualified pension plan liabilities.

Commercial lines. Net written premiums for commercial lines decreased by 7.1% to $180.0 million in the third quarter of 2008, compared to $193.8 million in the third quarter of 2007.  This decrease was primarily due to a $19.1 million decrease in net written premiums in the middle market division, reflective of the pricing environment, partially offset by a $5.3 million increase in net written premiums in the small business division, principally driven by small package products, compared to the prior year period.

The commercial lines combined ratio for the third quarter of 2008 was 100.9%, compared to 83.5% in the third quarter of 2007, due to increases in both the loss and LAE and expense ratios. The loss and LAE ratio increased to 63.8%, compared to 49.1% in the third quarter of 2007, due to higher current accident year catastrophe and non-catastrophe losses compared to the third quarter of 2007.  Current accident year catastrophe losses in the third quarter of 2008 were $15.5 million (8.5 points) compared with $0.8 million (0.4 points) in the third quarter of 2007. The third quarter 2008 catastrophe losses were mainly due to Hurricane Ike, with losses incurred in both our middle market and small business divisions. Current accident year non-catastrophe losses were higher in the third quarter of 2008, mainly due to 10.2 points of large losses in our middle market division, compared to 6.5 points of large losses in the third quarter of 2007.  In addition, the loss and LAE ratio for the third quarter of 2007 included a 1.0 point benefit related to the partial settlement of our qualified pension plan liabilities.  The expense ratio increased to 37.1% from 34.4% in the third quarter of 2007, mainly due to a 3.2 point favorable impact from the partial settlement of our qualified pension plan liabilities in the third quarter of 2007.

Personal lines. Net written premiums for personal lines decreased by 10.5% to $163.4 million in the third quarter of 2008, compared to $182.5 million in the third quarter of 2007. In traditional personal lines, net written premiums decreased 11.6% due to the decision to cease writing business in Houston General Insurance Exchange (Houston General) in late 2007, coastal restrictions implemented at Adirondack Insurance Exchange (Adirondack), lower premium volume from the involuntary market in Massachusetts, and the discontinuation of surplus lines business. Further, AutoOne continued to experience reduced writings due to declines in New York’s assigned risk pool. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $150 million in 2008, from $179 million in 2007, down from $253 million in 2006 and $383 million in 2005. We expect a reduction in AutoOne’s premium volume reflective of these trends.

The personal lines combined ratio for the third quarter of 2008 was 96.8%, compared to 80.4% for the third quarter of 2007. The increase in the combined ratio was due to increases in both the loss and LAE and expense ratios. The loss and LAE ratio increased to 64.8%, compared to 53.1% for the third quarter of 2007.  The third quarter of 2007 included 6.4 points of favorable development on prior accident year losses related to automobile liability in traditional personal lines and at AutoOne, compared to 0.2 points of favorable development on prior accident year non-catastrophe losses in the third quarter of 2008. Current accident year non-catastrophe losses for the third quarter of 2008 increased due to higher automobile liability losses in traditional personal lines and at AutoOne than in the prior year period. In addition, the loss and LAE ratio for the third quarter of 2007 included a 1.2 point benefit from the partial settlement of our qualified pension plan liabilities. The expense ratio increased to 32.0%, compared to 27.3% in the third quarter of 2007, mainly due to the benefit of one-time non-recurring items in the prior period, including a 4.2 point benefit related to a state premium tax refund, as well as a 3.7 point favorable impact from the partial settlement of our qualified pension plan liabilities, partially offset by 2.0 points of expense incurred in connection with the decision to cease writing business in Houston General and actions taken to better align personal lines staffing with our business needs.

Run-off. For the third quarter of 2008, run-off generated an underwriting loss of $2.6 million, compared to an underwriting loss of $6.7 million in the third quarter of 2007. The third quarter of 2008 included $2.4 million of loss and LAE, compared with $8.1 million in the third quarter of 2007.

Asbestos and Environmental Exposures

                As described in Note 4—“Reinsurance” of the accompanying consolidated financial statements, in connection with our acquisition by White Mountains Insurance Group, Ltd. (White Mountains) in 2001 (the OneBeacon Acquisition), Aviva plc caused us to purchase a reinsurance contract with National Indemnity Company (NICO) for up to $2.5 billion in old asbestos and environmental (A&E) claims and certain other exposures (the NICO Cover). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of our third party reinsurers in existence at the time the NICO Cover was executed (Third Party Recoverables). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for our benefit.

In September 2008, we completed a study of our A&E exposures. This study considered, among other items, (i) facts, such as policy limits, deductibles and available third party reinsurance, related to reported claims; (ii) current law; (iii) past and projected claim activity and past settlement values for similar claims; (iv) industry studies and events, such as recent settlements and asbestos-related bankruptcies; and (v) collectibility of third-party reinsurance. Based on the study, we increased our best estimate of our incurred losses ceded to NICO, net of underlying reinsurance, by $83.4 million to $2.2 billion, which is within the $2.5 billion coverage provided by the NICO Cover. The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos. Based on the results of the study, we believe that, under all reasonable scenarios, ultimate incurred losses will not exceed the Cover. Approximately $1.1 billion of the estimated $2.2 billion of incurred losses have been paid by NICO through September 30, 2008. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

The ratio of reserves net of Third Party Recoverables for A&E losses at September 30, 2008 to trailing three year average paid loss and allocated LAE (known in the industry as the “survival ratio”) is 13.3 years including the remaining available protection under the NICO Cover.

Our reserves for A&E losses at September 30, 2008 represent management’s best estimate of our ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean-up cost increases and industry settlement practices, limit our ability to accurately estimate ultimate liability and we may be subject to A&E losses beyond currently estimated amounts. In addition, we remain liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. To the extent that actual experience differs from our estimate of incurred A&E losses and Third Party Recoverables, future losses could exceed the $320 million of protection remaining under the NICO Cover.

Primary Insurance Operations— Nine months ended September 30, 2008 versus nine months ended September 30, 2007

Specialty lines. Net written premiums for specialty lines increased by 35.1% to $460.2 million for the first nine months of 2008 as compared to $340.7 million for the first nine months of 2007.  The increase was primarily due to an increase of $108.0 million in net written premiums in other specialty lines, including our collector car and boat business which commenced operations in 2008, and continued growth in our A&H business and OBGR. In addition, net written premiums at OBPP increased $13.7 million.

The specialty lines combined ratio for the first nine months of 2008 was 91.5%, compared to 86.6% for the first nine months of 2007.  The increase was primarily due to an increased expense ratio, partially offset by a lower loss and LAE ratio.  The expense ratio increased 5.5 points to 35.4%, compared to 29.9% in the first nine months of 2007 mainly due to changes in mix of business at OBPP related to increased writings of our long-term care product and decreased writings of our provider excess insurance product which carry a higher and lower commission rate, respectively. Also contributing to the increase are transition costs associated with the new management team at OBPP, as well as costs associated with growing our specialty lines businesses, including the impact or our specialty collector car and boat business which has a higher expense ratio than our other specialty businesses.  In addition, the expense ratio for the first nine months of 2007 included a 0.9 point favorable impact from the partial settlement of our qualified pension plan liabilities.  The loss and LAE ratio decreased 0.6 points in the first nine months of 2008 to 56.1%, compared with 56.7% in the prior year period mainly due to increased favorable development on prior accident year non-catastrophe losses, partially offset by higher current accident year catastrophe losses.  Favorable development on prior accident year non-catastrophe losses for the first nine months of 2008 was 8.7 points primarily related to lower than expected severity on professional liability compared with 4.6 points in the first nine months of 2007 related to professional liability and tuition reimbursement.  Current accident year catastrophe losses for the first nine months of 2008 were $10.4 million (3.1 points) mainly due to Hurricane Ike compared with $2.6 million (0.8 points) in the first nine months of 2007.

Commercial lines. Net written premiums for commercial lines decreased by 1.5% to $551.9 million in the first nine months of 2008, compared to $560.4 million in the first nine months of 2007.  This decrease was due to a $25.2 million decrease in net written premiums to $432.2 million compared to the prior year period in the middle market division, reflecting the more competitive marketplace. Partially offsetting this decrease was a $16.8 million increase in net written premiums to $119.7 million in the small business division principally driven by our small business package products.

The commercial lines combined ratio for the first nine months of 2008 was 100.3%, compared to 90.2% in the first nine months of 2007 due to an increase in the loss and LAE ratio. The loss and LAE ratio increased to 63.2% compared to 53.7% in the first nine months of 2007, due to increases in both catastrophe and non-catastrophe losses. The first nine months of 2008 included $34.8 million (6.4 points) of current accident year catastrophe losses primarily related to Hurricane Ike in our middle market and small business divisions and losses from tornados in the southeastern United States that impacted our middle market division in the first quarter, compared to $5.9 million (1.1 points) of current accident year catastrophe losses in the first nine months of 2007. Additionally, current accident year non-catastrophe losses were higher as compared with the prior year period, mainly due to 10.4 points of large losses including losses in our middle market division related to winter weather in the northeastern United States experienced in the first quarter and also large property losses in the third quarter, compared to 7.1 points of large losses in the first nine months of 2007. The expense ratio for the first nine months of 2008 was essentially flat when compared to the first nine months of 2007.

Personal lines. Net written premiums for personal lines decreased by 11.0% to $477.0 million in the first nine months of 2008, compared to $535.7 million in the first nine months of 2007. In traditional personal lines, net written premium decreased 12.0% due to the decision to cease writing business in Houston General in late 2007, coastal restrictions implemented at Adirondack and higher reinsurance costs at Adirondack, lower premium volume from the involuntary market in Massachusetts, and also the discontinuation of surplus lines business. In January 2008, Houston General entered into a reinsurance agreement with Universal Holdings of North America (Universal) under which Houston General ceded $6.6 million of unearned premiums to Universal which reduced 2008 net written premiums. Further, net written premiums at AutoOne decreased 7.6% due to significant declines in New York’s assigned risk pool, as described above.

The personal lines combined ratio for the first nine months of 2008 was 96.7%, compared to 94.0% for the first nine months of 2007. The increase in the combined ratio was due to an increased loss and LAE ratio. The loss and LAE ratio increased to 64.7%, compared to 60.6% in the first nine months of 2007, primarily due to 1.5 points of adverse development on prior accident year losses mainly on personal automobile liability at AutoOne compared with 2.8 points of favorable development on prior accident year losses in the first nine months of 2007 primarily due to automobile liability losses in traditional personal lines and at AutoOne.  In addition, the loss and LAE ratio for the first nine months of 2007 included a 0.4 point benefit related to the partial settlement of our qualified pension plan liabilities. The expense ratio decreased to 32.0%, compared to 33.4% in the first nine months of 2007, primarily due to decreased other underwriting expenses as a result of the decision to cease writing business in Houston General and actions taken in 2007 to better align personal lines staffing with our business needs.  The impact of these actions on the first nine months of 2007 was mitigated by the benefit of one-time non-recurring items in the first nine months of 2007 including a 1.4 point benefit from a state premium tax refund and a 1.2 point benefit related to the partial settlement of our qualified pension plan liabilities, which was partially offset by 0.8 points of office consolidation costs.

Run-off. For the first nine months of 2008, run-off generated an underwriting loss of $18.9 million, compared to an underwriting loss of $26.7 million in the first nine months of 2007. The first nine months of 2008 included $16.0 million of loss and LAE driven primarily by $9.2 million of incurred unallocated loss adjustment expenses (ULAE) related to the Liberty Mutual settlement described in Part II, Item I–“Legal Proceedings”. The first nine months of 2007 included $23.6 million of loss and LAE principally related to higher ULAE and adverse development on prior accident year losses. Loss and LAE for the first nine months of 2007 was partially reduced by a $5.1 million benefit from the partial settlement of our qualified pension plan liability.

A&E Exposures

As described above, we completed a study of our A&E exposures during the third quarter of 2008. Due to the NICO Cover, there was no impact to income or equity from the results of this study.

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

As described above, effective January 1, 2008, we adopted SFAS 159. Accordingly pre-tax loss for 2008 periods are not directly comparable to such measures for 2007 periods. A summary of results from our Other Operations segment for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	($ in millions)
Net investment income	$0.7	$6.3	$11.1	$17.1
Net realized investment gains (losses)	0.1	(0.5)	(1.3)	(0.3)
Change in net unrealized investment gains	(0.3)	—	(1.8)	—
Net other revenues (expenses)	1.5	(0.4)	0.7	(1.5)
Total revenues	2.0	5.4	8.7	15.3
General and administrative expenses	2.4	1.3	7.0	5.2
Accretion of fair value adjustment to loss and LAE reserves	3.0	4.0	9.0	12.0
Interest expense on debt	10.1	10.6	31.2	31.6
Interest expense—dividends and accretion on preferred stock	—	16.3	33.4	48.4
Total expenses	15.5	32.2	80.6	97.2
Pre-tax loss	$(13.5)	$(26.8)	$(71.9)	$(81.9)

Other Operations Results—Three months ended September 30, 2008 versus three months ended September 30, 2007

Our Other Operations segment reported a pre-tax loss of $13.5 million for the third quarter of 2008, compared to a pre-tax loss of $26.8 million for the third quarter of 2007. The decrease in loss was primarily due to decreased interest expense related to the preferred stock which was redeemed in the second quarter of 2008.  The decrease in interest expense was partially offset by a decrease in net investment income to $0.7 million in the third quarter of 2008 compared to $6.3 million in the prior year.

Other Operations Results—Nine months ended September 30, 2008 versus nine months ended September 30, 2007

Our Other Operations segment reported a pre-tax loss of $71.9 million for the first nine months of 2008, compared to a pre-tax loss of $81.9 million for the first nine months of 2007. The decrease in loss was primarily due to decreased interest expense related to the preferred stock which was redeemed in the second quarter of 2008.  The decrease in interest expense was partially offset by a decrease in net investment income to $11.1 million in the third quarter of 2008 compared to $17.1 million in the prior year.

Summary of Investment Results

Investment Philosophy

Our investment philosophy is to maximize our after-tax total risk-adjusted return over the long term. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. Our investment portfolio mix as of September 30, 2008 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments and other investments, such as hedge funds, limited partnerships and private equity interests. Our management believes that prudent levels of investments in common equity securities and other investments within our investment portfolio are likely to enhance long term after-tax total returns.

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

Investment Returns

A summary of our consolidated pre-tax investment results for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	($ in millions)
Gross investment income (1)	$47.1	$55.7	$149.0	$169.4
Net realized investment (losses) gains	(61.2)	30.7	(59.2)	142.7
Change in net unrealized investment gains	(294.7)	(6.8)	(354.7)	(3.6)
Total GAAP pre-tax investment results	$(308.8)	$79.6	$(264.9)	$308.5

(1)             Includes $0 and $3.8 million for the three months ended September 30, 2008 and 2007, respectively, and $6.2 million and $12.1 million for the nine months ended September 30, 2008 and 2007, respectively, of net investment income for assets held in trust.

Gross investment returns versus typical benchmarks for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30, (1)		Nine months ended September 30, (1)
	2008	2007	2008	2007
Fixed maturity investments	(2.3)%	2.0%	(0.9)%	4.5%
Short-term investments	0.3	1.5	2.0	3.8
Total fixed income	(1.9)	2.0	(0.5)	4.5
Lehman U.S. Aggregate Index	(0.5)	2.8	0.6	4.0
Common stock	(20.6)	0.1	(19.7)	11.3
Convertible bonds	(3.1)	2.0	(6.9)	3.7
Total common stock and convertible bonds	(16.1)	0.8	(16.0)	8.6
Other investments	(21.1)	(0.5)	(17.8)	13.8
Total common stock, convertible bonds and other investments	(17.2)	0.5	(16.4)	9.7
S&P 500 Index (total return)	(8.4)	2.0	(19.3)	9.1
Total consolidated portfolio	(7.1)%	1.5%	(5.7)%	5.9%

(1)             Includes $0 and $3.8 million for the three months ended September 30, 2008 and 2007, respectively, and $6.2 million and $12.1 million for the nine months ended September 30, 2008 and 2007, respectively, of net investment income for assets held in trust.

During the third quarter of 2008, there have been significant declines and high volatility in the equity markets, a lack of liquidity in the credit markets and a widening of credit spreads on debt securities.  These factors have had a significant adverse effect on the performance of our investment portfolio.  See “Liquidity and Capital Resources—Financial Markets” below for further discussion.

Investment Returns—Three months ended September 30, 2008 versus three months ended September 30, 2007

Overview

Our total pre-tax investment results were $(308.8) million, a return of (7.1)% for the third quarter of 2008 versus $79.6 million, a return of 1.5%, for the third quarter of 2007. Gross investment income for the third quarter of 2008 was $47.1 million, a decrease of 15.4%, compared to $55.7 million during the third quarter of 2007.  Gross investment income for the third quarter of 2007 included $3.8 million related to assets held in trust.    Net realized investment (losses) gains were $(61.2) million in the third quarter of 2008, a decrease of $91.9 million, compared to $30.7 million in the third quarter of 2007, mainly due to $63.3 million of impairment charges taken in the third quarter of 2008 and the sale in the third quarter of 2007 of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation, principally energy and natural resources.  The $63.3 million of realized losses from other-than-temporary impairments recognized during the three months ended September 30, 2008 included the following investments: $10.2 million on preferred stocks held with FNMA and FHLMC, and in the fixed income, common equity and convertible bond portfolios $7.2 million on USB Capital IX, $13.8 million on Post Properties, Inc., $5.3 million on Wachovia, $8.8 million relating to American International Group (AIG) and its subsidiaries, $7.9 million relating to Gold Fields Limited and $4.8 million relating to CIT Group, Inc. Impairment charges taken were reclassified from change in net unrealized investment gains to net realized investment (losses) gains. The change in net unrealized investment gains was a pre-tax decrease of $294.7 million for the third quarter of 2008, compared to a pre-tax decrease of $6.8 million reported in other comprehensive income for the third quarter of 2007.  The decrease in the change in net unrealized gains is a result of the crisis that occurred in the financial markets during the third quarter of 2008 as described above.  We recorded a pre-tax decrease in the change in net unrealized investment gains in our fixed income portfolio of $55.4 million, mainly driven by a general widening of credit spreads.  We recorded a pre-tax decrease in the change in net unrealized investment gains in our common stock portfolio of $161.4 million; the majority of this decline was driven by investments within the financials, utilities and materials sectors.  The strengthening of the U.S. dollar also adversely impacted overall performance.

Fixed income

Our fixed income portfolio, which includes both fixed maturity and short-term investments, returned (1.9)% in the third quarter of 2008, compared to 2.0% in the third quarter of 2007.  As previously discussed, the performance was primarily driven by a pre-tax decrease in the change in net unrealized investment gains of $55.4 million as a result of a general widening of credit spreads.   We recorded $39.5 million in net realized losses in the third quarter of 2008, which included $37.7 million of impairment charges related to investments in the fixed income portfolio, primarily in the financials sector.  Our fixed income portfolio held up reasonably well, with minimal exposure to adverse credit events to date. Our short duration mortgage-backed and asset-backed securities have also performed relatively well in difficult times. During the 2008 period, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.4 years including short-term investments and 2.8 years excluding short-term investments, as compared with 2.6 years and 2.9 years, respectively, for the same period of 2007, which performed consistent with its characteristics and worse than the longer-duration Lehman U.S. Aggregate Index benchmark.

Common stock, convertible bonds and other investments

Our total common stock, convertible bond and other investments portfolio returned (17.2)% in the third quarter of 2008, compared to 0.5% in the third quarter of 2007. Our common stock and convertible bond portfolios returned (16.1)% and 0.8% for the third quarter of 2008 and 2007, respectively.  The common stock and convertible bond portfolios performed 7.7 percentage points worse than the S&P 500 benchmark for the third quarter of 2008, mainly as a result of our portfolio being more heavily weighted in utilities and materials than the S&P 500; both the utilities and materials sectors were negatively impacted by the volatility in the financial markets in the third quarter of 2008. We recorded $22.7 million in net realized losses in the third quarter of 2008, which included $25.6 million of impairment charges related to investments in the common stock and convertible bond portfolios.  The common stock and convertible bond portfolios performed 1.2 percentage points worse than the S&P 500 benchmark for the third quarter of 2007. Our other investment portfolio returned (21.1)% in the third quarter of 2008, compared to (0.5)% in the third quarter of 2007.   Approximately 74% of our other investment portfolio is invested in hedge funds; these hedge funds experienced decreases in asset values as a result of the volatility in the financial markets in the third quarter of 2008 as described above.

Investment Returns—Nine months ended September 30, 2008 versus nine months ended September 30, 2007

Overview

Our total pre-tax investment results were $(264.9) million, a return of (5.7)% for the first nine months of 2008, compared to $308.5 million, a return of 5.9%, for the first nine months of 2007. Gross investment income for the first nine months of 2008 was $149.0 million, a decrease of 12.0%, compared to $169.4 million for the first nine months of 2007. Gross investment income for the first nine months of 2007 included $12.1 million related to assets held in trust whereas the first nine months of 2008 included $6.2 million related to assets held in trust  Net realized investment gains (losses) were $(59.2) million for the first nine months of 2008, a decrease of $201.9 million, compared to $142.7 million in the first nine months of 2007, mainly due to $110.7 million of impairment charges taken in the first nine months of 2008 and the sale in the first nine months of 2007 of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation, principally energy and natural resources. The $110.7 million of realized loss from other-than-temporary impairments recognized during the nine months ended September 30, 2008 included the following: $10.2 million on preferred stocks held with FNMA and FHLMC, and in the fixed income, common equity and convertible bond portfolios $7.2 million on USB Capital IX, $13.8 million on Post Properties, Inc., $5.3 million on Wachovia, $11.9 million relating to AIG and its subsidiaries, $7.9 million relating to Gold Fields Limited, $11.0 million relating to CIT Group, Inc., $7.8 million on Meredith Corporation, $6.0 million on BAC Capital Trust XIV, and $4.2 million on Pfizer, Inc. Impairment charges taken in the first nine months of 2008 were reclassified from change in net unrealized investment gains to net realized investment (losses) gains. The change in net unrealized investment gains was a decrease of $354.7 million in the first nine months of 2008, compared to a decrease of $3.6 million in the first nine months of 2007.  The decrease in the change in unrealized gains is a result of the crisis that occurred in the financial markets during the third quarter of 2008 as described above.  We recorded a pre-tax decrease in the change in net unrealized investment gains in our fixed income portfolio of $92.0 million, mainly driven by a general widening of credit spreads.  We recorded a pre-tax decrease in the change in net unrealized investment gains in our common stock portfolio of $174.3 million; the majority of this decline was driven by investments within the financials, utilities and materials sectors.

Fixed income

Our fixed income portfolio, which includes both fixed maturity and short-term investments, returned (0.5)% for the first nine months of 2008, compared to 4.5% for the first nine months of 2007. As previously discussed, the performance was primarily driven by a pre-tax decrease in the change in net unrealized investment gains of $92.0 million as a result of a general widening of credit spreads.  We recorded $53.1 million in net realized losses in the first nine months of 2008, which included $58.0 million of impairment charges, primarily in the financials sector.  Our fixed income portfolio held up reasonably well, with minimal exposure to adverse credit events to date. Our short duration mortgage-backed and asset-backed securities have also performed relatively well in difficult times. During the 2008 period, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.4 years including short-term investments and 2.8 years excluding short-term investments, as compared with 2.6 years and 2.9 years, respectively, for the same period of 2007, which performed consistent with its characteristics and worse than the longer-duration Lehman U.S. Aggregate Index benchmark.

Common stock, convertible bonds and other investments

Our total common stock, convertible bond and other investments portfolio returned (16.4)% for the first nine months of 2008 compared to 9.7% for the first nine months of 2007. Our common stock and convertible bond portfolios returned (16.0)% and 8.6% for the first nine months of 2008 and 2007, respectively, or 3.3 percentage points better and 0.5 percentage points worse than the S&P 500 benchmark, respectively. We recorded $10.1 million in net realized losses in the third quarter of 2008, which included $52.7 million of impairment charges related to investments in the common stock and convertible bond portfolios.  Our other investment portfolio returned (17.8)% in the third quarter of 2008, compared to 13.8% in the third quarter of 2007.   Approximately 74% of our other investment portfolio is invested in hedge funds; these hedge funds experienced decreases in asset values during the third quarter of 2008 as a result of the volatility in the financial markets.

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

We use brokers and outside pricing services to assist in determining fair values. For investments in active markets, we use the quoted market prices provided by the outside pricing services to determine fair value. The outside pricing services used by us have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable, we utilize fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. In circumstances where observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the SFAS 157 fair value hierarchy.

Our process to validate the market prices obtained from the outside pricing sources include, but are not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

For investments in limited partnerships, hedge funds and private equity interests which are included in other investments, net asset value is deemed to approximate fair value. These investments are not publicly traded and accordingly, quoted market prices are not available. In circumstances where the secondary market for such investments is not active, our policy is to adjust net asset value to reflect the effect of illiquidity. Where appropriate, the fair value of assets and liabilities measured at fair value would be adjusted for the effect of counterparty credit risk.

As of September 30, 2008, approximately 90% of the investment portfolio recorded at fair value was priced based upon observable inputs.

As of September 30, 2008, other investments represented approximately 7% of the investment portfolio recorded at fair value. At September 30, 2008, we did not adjust the net asset values used to determine the fair value.

The fair value measurements at September 30, 2008 for assets for which we adopted SFAS 159 and any related Level 3 inputs are as follows:

	Fair value at September 30, 2008	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments	$2,300.0	$81.8	4.0%
Common equity securities	793.3	32.1	4.0%
Convertible bonds	272.4	—	—%
Short-term investments	531.7	—	—%
Other investments	292.5	292.5	100.0%
Total SFAS 159 assets	$4,189.9	$406.4	9.7%

The changes in Level 3 fair value measurements for the nine months ended September 30, 2008 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2008	$169.2	$70.3	$19.3	$348.6	$607.4
Total net realized and unrealized gains (losses)	(4.6)	0.3	—	(9.9)	(14.2)
Purchases and sales, net	—	—	—	0.1	0.1
Transfers in (out) of Level 3, net	(53.5)	(36.3)	(17.1)	—	(106.9)
Balance at March 31, 2008	$111.1	$34.3	$2.2	$338.8	$486.4
Total net realized and unrealized gains (losses)	(18.2)	1.5	—	17.7	1.0
Purchases and sales, net	10.1	0.6	—	1.6	12.3
Transfers in (out) of Level 3, net	(4.9)	—	(2.2)	—	(7.1)
Balance at June 30, 2008	$98.1	$36.4	$—	$358.1	$492.6
Total net realized and unrealized gains (losses)	(12.1)	(4.8)	—	(65.7)	(82.6)
Purchases and sales, net	0.1	—	—	0.1	0.2
Transfers in (out) of Level 3, net	(4.3)	0.5	—	—	(3.8)
Balance at September 30, 2008	$81.8	$32.1	$—	$292.5	$406.4

The majority of the transfers out of Level 3 within fixed maturity investments during the three months ended March 31, 2008 represent securities for which observable inputs were unavailable as of December 31, 2007 mainly because the securities were relatively new issuances and/or limited market data was available. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. With respect to common equity securities, as a result of efforts to adopt SFAS 157 and 159, we were able to obtain additional information on the underlying common equity securities for a limited partnership that we consolidate in our financial statements. These common equity securities which are priced based on quoted prices were transferred out of Level 3 into Level 1 during the three months ended March 31, 2008. There were no significant transfers in (out) of Level 3 during the three months ended June 30, 2008 or the three months ended September 30, 2008.

In addition to the investment portfolio described above, we have $26.6 million of liabilities recorded at fair value in accordance with SFAS 157 and included in other liabilities.  These liabilities relate to securities that have been sold short by a limited partnership that we invest in and we are required to consolidate under generally accepted accounting principles.  All of the liabilities included in the $26.6 million have been deemed to have a Level 1 designation.

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

We purchase commercial and residential mortgage-backed securities to maximize our fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. We are not an originator of residential mortgage loans and did not hold any mortgage-backed securities categorized as sub-prime as of September 30, 2008. In addition, our investments in limited partnerships, hedge funds and private equity interests contain negligible amounts of sub-prime mortgage-backed securities as of September 30, 2008. We consider sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., we consider investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage-backed securities that we categorize as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of September 30, 2008, $15.7 million of our mortgage-backed securities were classified as non-prime. All of these non-prime securities have the highest rating ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”). We did not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

Our investments in asset-backed securities are generally valued using matrix and other pricing models. Key inputs in a typical valuation are benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds.  At September 30, 2008, the market for our investments in asset-backed securities remained active and, accordingly, we did not adjust the fair value estimates for the effect of illiquidity.

The following table summarizes the carrying value of our mortgage-backed and other asset-backed securities holdings as of September 30, 2008 and December 31, 2007:

	As of September 30,	As of December 31
	2008	2007
	($ in millions)
Mortgage-backed securities:
Agency: (1)
GNMA	$328.5	$289.5
FNMA	30.1	27.5
FHLMC	90.8	100.5
Non-agency:
Residential	196.0	435.9
Commercial	143.5	113.6
Total mortgage-backed securities (2)	788.9	967.0
Other asset-backed securities:
Credit card	41.8	96.4
Auto	—	8.3
Total other asset-backed securities	41.8	104.7
Total asset-backed securities (3)	$830.7	$1,071.7

(1)	Represents publicly-traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government.

(2)

Approximately 97% and 94% of our mortgage-backed securities as of September 30, 2008 and December 31, 2007, respectively, have the highest ratings ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”). The remainder are investment grade.

(3)

Of our total asset-backed securities, approximately 96% and 96% as of September 30, 2008 and December 31, 2007, respectively, have the highest ratings ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”). The remainder are investment grade.

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

Adjusted book value per common share is a non-GAAP financial measure which is derived by excluding the impact of economically defeasing the Company’s mandatorily redeemable preferred stock from book value per common share, the most closely comparable GAAP measure. For the reason stated above, OneBeacon believes that adjusted book value per common share is a useful supplement to understanding the Company’s earnings and profitability. The reconciliation of book value per common share to adjusted book value per common share is included on page 27.

Adjusted common shareholders’ equity, which is used in calculating adjusted book value per common share (a non-GAAP financial measure described above), is derived by excluding the impact of economically defeasing the Company’s mandatorily redeemable preferred stock from common shareholders’ equity, the most closely comparable GAAP measure. The reconciliation of common shareholders’ equity to adjusted common shareholders’ equity is included on page 27.

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

Financial Markets

During the third quarter of 2008, there have been significant declines and high volatility in equity markets, a lack of liquidity in the credit markets and a widening of credit spreads on debt securities. The following table summarizes our exposure to Lehman Brothers Holdings, Inc. (Lehman), AIG, FNMA and FHLMC, companies that have filed for bankruptcy protection or have been taken over or supported by the U.S. government.

Investment Portfolio

The following table summarizes the cost and fair value of our investments in Lehman, AIG, FNMA and FHLMC at September 30, 2008 and June 30, 2008:

	September 30, 2008		June 30, 2008
	Cost	Fair Value	Cost	Fair Value
	($ in millions)
Lehman:	$	$	$	$
Fixed maturities (2)	—	—	10.8	10.5
Total Lehman (1)(2)	—	—	10.8	10.5
AIG:
Fixed maturities (AIG subsidiaries):
International Lease Finance Corporation	6.9	6.3	14.7	14.7
Common stock	—	—	1.0	0.5
Total AIG	6.9	6.3	15.7	15.2
FNMA:
Preferred stock	—	—	5.2	4.7
Total FNMA (2)	—	—	5.2	4.7
FHLMC:
Preferred stock	—	—	5.0	4.9
Total FHLMC (2)	—	—	5.0	4.9
Total investments in Lehman, AIG, FNMA and FHLMC	$6.9	$6.3	$36.7	$35.3

(1)	Excludes investments in separate entities that are not subject to the general creditors of Lehman.
(2)	Excludes publicly traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government – see “Asset-backed Securities” above.

The following table summarizes the changes in our investments in Lehman, AIG, FNMA and FHLMC from June 30, 2008 to September 30, 2008:

	Cost	Fair Value
	($ in millions)

Balances at June 30, 2008	$36.7	$35.3
Proceeds from sales	(10.3)	(10.3)
Realized losses from sales	(0.4)	(0.4)
Realized losses on impairment charges taken	(19.1)	(19.1)
Change in net unrealized losses	—	0.8
Balances at September 30, 2008	$6.9	$6.3

Securities Lending

We participate in a securities lending program whereby we loan investment securities to other institutions for short periods of time in order to generate additional investment income on our fixed maturity and common equity portfolios. Under the securities lending arrangements, certain of our fixed maturity and common equity investments are loaned to other institutions for short periods of time through a lending agent. We maintain control over the securities we lend, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the asset. All securities loaned can be redeemed on short notice. Collateral, in the form of cash and United States government securities, is required at a rate of 102% of the fair value of the loaned securities, is controlled by the lending agent and may not be sold or re-pledged. The lending agent manages the investment of the cash collateral. The fair value of the securities lending collateral is recorded as both an asset and liability on the balance sheet, however, other than in the event of default by the borrower, this collateral is not available to us and will be remitted to the borrower by the lending agent upon the return of the loaned securities. Because of these restrictions, we consider our securities lending activities to be non-cash transactions. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan.

The total market value of our securities on loan at September 30, 2008 was $215.8 million with corresponding collateral of $211.8 million, resulting in an unrealized loss of $4.0 million.

Credit Facility

In November 2006, one of our subsidiaries, OBH, established a $75 million revolving credit facility that matures in November 2011 (the Bank Facility). As of September 30, 2008, the Bank Facility was undrawn. See “Liquidity and Capital Resources - Financing” in our 2007 Annual Report on Form 10-K for further discussion. Lehman is one of the lenders under the Bank Facility with a commitment of approximately $8 million of the $75 million credit facility.  It is uncertain whether Lehman will fund any future requests or whether another lender will be found to assume Lehman’s commitment.

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. As a result, based on 2007 statutory net income, our top tier regulated insurance operating subsidiaries have the ability to pay an aggregate of approximately $346 million of dividends during 2008, subject to the availability of unassigned funds. As of December 31, 2007, OneBeacon’s top tier regulated insurance operating subsidiaries had $1.5 billion of unassigned funds. As of September 30, 2008, we had approximately $236.0 million of unrestricted net cash, fixed maturity and equity investments outside of our regulated insurance operating subsidiaries.

During the first nine months of 2008, OneBeacon Insurance Group LLC (OneBeacon LLC), the direct parent of our operating insurance subsidiaries, declared $203.0 million and paid $72.0 million of dividends to OneBeacon U.S. Holdings, Inc. (OBH), formerly known as Fund American Companies, Inc., its parent.  The remaining $131.0 million of dividends was paid in October 2008.

OBH’s ability to declare or pay dividends had been limited by the terms of the Series A Preferred Stock issued to Berkshire. OBH could not, in certain circumstances, declare or pay any dividend or distribution to any other class or series of stock without the consent of the holders of a majority of outstanding shares of the Berkshire Preferred Stock. Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains and OBH (the Keep-Well), White Mountains had agreed to return to OBH up to approximately $1.1 billion if some or all of that amount was required by OBH to meet its obligations under the terms of the Berkshire Preferred Stock. As described, the Keep-Well has expired. Under the Keep-Well, White Mountains had to make any required contributions to OBH prior to making any distributions to its shareholders. The aggregate amount of distributions that White Mountains could make to its shareholders was limited; the limit increased or decreased by an amount equal to White Mountains’ consolidated net income or loss over the remaining life of the Keep-Well. The Keep-Well expired when all obligations of the Berkshire Preferred Stock were satisfied upon its redemption in May 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Economic Defeasance” for a discussion of the creation and funding of an irrevocable grantor trust to economically defease the Berkshire Preferred Stock.

Economic Defeasance

In connection with our initial public offering, two of our subsidiaries, OBH and OneBeacon U.S. Enterprises Holdings, Inc. (OBEH), formerly Fund American Enterprises Holdings, Inc., each established an irrevocable grantor trust. The assets of each trust were solely dedicated to the satisfaction of the payment of dividends and redemption amounts on, respectively, $300 million liquidation preference of OBH’s Berkshire Preferred Stock, and $20 million liquidation preference of OBEH’s Zenith Preferred Stock. OBH and OBEH funded their respective trusts with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government-sponsored enterprises. The scheduled interest and principal payments were sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock and the Zenith Preferred Stock. The creation and funding of the trusts did not legally defease the preferred stock nor create any additional rights for the holders of the preferred stock either in the trusts or otherwise, although the assets in the trusts were segregated from OBH’s and OBEH’s other general assets and were not available to OBH or OBEH for any use other than the payment of the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively. Assets held in one of the trusts were used to redeem the Zenith Preferred Stock in June 2007, while assets held in the remaining trust were used to redeem the Berkshire Preferred Stock in May 2008. White Mountains Capital, Inc., a subsidiary of White Mountains, served as the trustee for the irrevocable grantor trusts.  The assets held in trust as of September 30, 2008 and December 31, 2007, included $0 and $305.5 million, respectively, of fixed maturity investment and $0 and $0.1 million, respectively, of short-term investments. Pre-tax net investment income earned on these investments totaled $0 and $3.8 million, respectively, for the three months ended September 30, 2008 and 2007 and $6.2 million and $12.1million, respectively, for the nine months ended September 30, 2008 and 2007.

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

We calculate our insurance float by taking our net invested assets and subtracting our total tangible capital. The following table illustrates our consolidated insurance float position as of September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
Total investments	$4,189.9	$5,169.5
Less: Total held to maturity investments(1)	—	(305.6)
Cash	45.6	49.4
Accounts receivable on unsettled investment sales	15.0	76.1
Accounts payable on unsettled investment purchases	(11.5)	(8.5)
Net invested assets(1)	$4,239.0	$4,980.9
Total common shareholders’ equity	$1,373.4	$1,906.5
Debt	731.9	757.7
Preferred stock subject to mandatory redemption(1)	—	—
Total tangible capital(1)	$2,105.3	$2,664.2
Insurance float	$2,133.7	$2,316.7
Insurance float as a multiple of total tangible capital	1.0x	0.9x
Net invested assets as a multiple of total tangible capital	2.0x	1.9x
Insurance float as a multiple of common shareholders’ equity	1.6x	1.2x
Net invested assets as a multiple of common shareholders’ equity	3.1x	2.6x

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

Financing

The following table summarizes our capital structure as of September 30, 2008 and December 31, 2007:

	As of September 30,	As of December 31,
	2008	2007
	($ in millions)
Senior Notes, carrying value	$675.1	$698.9
Other debt	56.8	58.8
Total debt	731.9	757.7

Preferred stock subject to mandatory redemption	—	278.4
Total common shareholders’ equity	1,373.4	1,906.5
Total capital	$2,105.3	$2,942.6

Ratio of debt and preferred stock subject to mandatory redemption to total capital	34.8%	35.2%

Ratio of debt to total capital excluding preferred stock subject to mandatory redemption (1)	34.8%	28.4%

(1)      The calculation of total capital excludes the preferred stock subject to mandatory redemption because it was economically defeased in connection with our initial public offering.

We believe that our strong financial position provides us with the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis.

The 5.875% Senior Notes due 2013 of our subsidiary OBH (the Senior Notes) are currently rated “Baa2” (“Medium Grade”, the ninth highest of twenty-one ratings) with a stable outlook by Moody’s, “BBB” (“Adequate”, the ninth highest of twenty-two ratings) with a stable outlook by Standard & Poor’s, “bbb” (“Good”, the ninth highest of twenty-two ratings) with a stable outlook by A.M. Best and “BBB” (“Good”, the ninth highest of twenty-three ratings) with a stable outlook by Fitch.  During the third quarter of 2008, we repurchased $24.0 million of the outstanding Senior Notes for $22.3 million, which resulted in a $1.6 million gain on extinguishment of debt.

In connection with our December 2005 purchase of land and an office building in Canton, Massachusetts, which is now our U.S. headquarters, we entered into a $40.8 million, 18-year mortgage note to fund renovations. As of September 30, 2008, we had fully drawn on the facility.

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

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, OBH and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limits the ability of OBH and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At September 30, 2008, OBH was in compliance with all of the covenants under the Senior Notes.

In November 2006, OBH established a $75 million revolving credit facility that matures in November 2011 (the Bank Facility). As of September 30, 2008, the Bank Facility was undrawn. The Bank Facility contains various affirmative, negative and financial covenants which we consider to be customary for such borrowings and include maintaining certain minimum net worth and maximum debt to capitalization standards. Failure to meet one or more of these covenants could result in an event of default, which ultimately could eliminate availability under these facilities and result in acceleration of principal repayment on any amounts outstanding. At September 30, 2008, we were in compliance with all of the covenants under the Bank Facility, and anticipate we will continue to remain in compliance with these covenants for the foreseeable future.

Off-Balance Sheet Arrangement

Beginning in February 2006, one of our subsidiaries, OneBeacon Insurance Company (OBIC), agreed to provide guarantees of the obligations of Galileo Weather Risk Management Ltd. (Galileo) to Galileo’s counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees required OBIC to pay the full amount of Galileo’s obligations to the counterparty in the event that Galileo failed to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. As of September 30, 2008, there were eight outstanding guarantees, the total principal amount of which was approximately $76.9 million. In the event that the total guaranteed principal amount exceeds the lesser of 5% of OBIC’s admitted assets of $3.5 billion at December 31, 2007 or 25% of OBIC’s statutory surplus of $1.6 billion at December 31, 2007, OBIC would require the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC had agreed at White Mountains’ option to continue to make these guarantees available through October 2008 and received from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement entered into with White Mountains in connection with the initial public offering, White Mountains agreed to take appropriate steps to ensure that OBIC would not be called on to make payment on these guarantees.  OBIC assigned its guarantees to White Mountains Re Bermuda, Ltd., a subsidiary of White Mountains, as of October 21, 2008.

Share Repurchase Program

On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of our Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the three months ended September 30, 2008, 0.4 million Class A common shares were repurchased for $6.6 million and retired.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in millions)

July 1 – 31, 2008	352,033	$16.50	352,033	$99.0
August 1 – 31, 2008	44,017	$18.30	44,017	$98.2
September 1 – 30, 2008	—	$—	—	$98.2

Total	396,050	$16.70	396,050	$98.2

Cash Flows

Detailed information concerning our cash flows for the nine months ended September 30, 2008 and 2007 follows:

For the nine months ended September 30, 2008

Financing and Other Capital Activities

During the first nine months of 2008, we declared and paid $255.5 million in cash dividends to holders of our common shares, including $195.3 million of a special dividend and $60.2 million of quarterly dividends.

During the first nine months of 2008, we repurchased and retired 3.4 million of our Class A common shares for $68.8 million through our share repurchase program.

During the first nine months of 2008, we declared and paid cash dividends of $11.8 million to holders of the Berkshire Preferred Stock.

During the first nine months of 2008, we paid a total of $20.6 million in interest on the Senior Notes.

During the first nine months of 2008, we repurchased a portion of the Senior Notes for $22.3 million in cash.

During the second quarter of 2008, we redeemed the Berkshire Preferred Stock for $300.0 million, its redemption value.

Acquisitions and Dispositions

During the third quarter of 2008, we acquired EBI for $8.0 million.  As of September 30, 2008, $7.3 million was paid in cash with the remaining $0.7 million paid in cash in October 2008.

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

During the first nine months of 2007, we paid a total of $20.6 million in interest on the Senior Notes.

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

Critical Accounting Estimates

Refer to the Company’s 2007 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of September 30, 2008, there were no material changes to our critical accounting estimates.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our 2007 Annual Report on Form 10-K and in particular item 7A — “Quantitative and Qualitative Disclosures About Market Risk”. As of September 30, 2008, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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

The Chief Executive Officer and Chief Financial Officer of the Company (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2008.

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

On July 24, 2008, OneBeacon and Liberty Mutual entered into a Confidential Settlement Agreement and Release (the Settlement Agreement) that resolved nearly four years of arbitration and litigation.  The disputes concerned amounts which Liberty Mutual asserted were due to it under agreements with OneBeacon (the Liberty Agreements) for unallocated loss adjustment expenses and amounts which OneBeacon asserted were due to it related to claims administration and reinsurance.  The Settlement Agreement represents a full and final resolution of the disputes related to the Liberty Agreements.

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

ITEM 1A.       RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2007 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2008, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2007, the Company’s board of directors authorized the Company to repurchase up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the three months ended September 30, 2008, 0.4 million Class A common shares were repurchased for $6.6 million and retired.

The following table includes information regarding repurchases by the Company of its Class A common shares during the periods indicated. All repurchased shares were retired.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in millions)

July 1 – 31, 2008	352,033	$16.50	352,033	$99.0
August 1 – 31, 2008	44,017	$18.30	44,017	$98.2
September 1 – 30, 2008	—	$—	—	$98.2

Total	396,050	$16.70	396,050	$98.2

ITEM 6.   EXHIBITS

(a) Exhibits

10.1**

First Amendment dated as of July 22, 2008 to Credit Agreement dated as of November 14, 2006 among OneBeacon U.S. Holdings, Inc. (formerly known as Fund American Companies, Inc.), OneBeacon Insurance Group, Ltd., the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and the Issuing Lender.

11*	Statement Re Computation of Per Share Earnings
31.1**	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Not included as an exhibit as the information is contained elsewhere within this report. See Note 12 of the Notes to the Consolidated Financial Statements.
**	Filed Herewith
***	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.

	By:	/s/ Ann Marie Andrews
Ann Marie Andrews
Date: October 31, 2008		Chief Accounting Officer