Form 10-K
period 2008-12-31
OneBeacon Insurance Group, Ltd.
filed 2009-02-27
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting shares (based on the closing price of Class A common shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2008, was $415,580,399.

         As of February 26, 2009, 23,339,461 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual General Meeting of Members scheduled to be held May 27, 2009 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Overview

        OneBeacon Insurance Group, Ltd. (the Company or the Registrant), an exempted Bermuda limited liability company, through its subsidiaries (collectively, OneBeacon, we, us, or our) is a property and casualty insurance writer that provides a range of specialty insurance products as well as a variety of segmented commercial and personal insurance products. With roots dating back to 1831, we have been operating for more than 175 years and have many long-standing relationships with independent agencies, which constitute our primary distribution channel. OneBeacon was acquired by White Mountains Insurance Group, Ltd. (White Mountains) from Aviva plc (Aviva, formerly CGNU) in 2001 (the OneBeacon Acquisition). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of our common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2008 White Mountains owned 75.5% of our common shares.

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

        Our specialty lines businesses are national in scope, while our commercial lines business is produced in select territories throughout the United States. Personal lines business is concentrated in the Northeastern United States. We have added, and expect to continue to add, new specialty businesses both organically and through acquisition. With licenses in 50 states and the District of Columbia, we have selectively expanded our commercial lines business into new territories that align well with our targeted approach to specific customer segments. As we expand, we are guided by our focus on profitable growth while prudently managing underwriting risk.

        Our principal operating subsidiaries are rated "A" (Excellent, the third highest of fifteen ratings) by A.M. Best Company, Inc. (A.M. Best), "A" (Strong, the sixth highest of twenty-one ratings) by Standard & Poor's Rating Service (Standard & Poor's), "A2" (Good, the sixth highest of twenty-one ratings) by Moody's Investors Service, Inc. (Moody's) and "A" (Strong, the sixth highest of twenty-one ratings) by Fitch, Inc. (Fitch).

        In 2008, our net written premiums totaled approximately $2.0 billion and we had total assets of approximately $7.9 billion and total common shareholders' equity of approximately $1.2 billion at December 31, 2008.

Our Business Focus

        We are a specialty company as demonstrated by our heightened focus on certain customer groups and/or geographic territories where we believe our targeted products, pricing and expertise deliver a competitive advantage. Besides our dedicated specialty lines businesses, we additionally pursue a specialized approach to commercial lines through our focus on specific business segments with corresponding customized products and services that address the unique needs of these customer groups. In personal lines, our flagship package product provides a specialized approach to the market by bundling auto, home, liability, watercraft and other coverages in a single policy. We believe that our proprietary knowledge regarding our targeted industries, classes and risk characteristics provides us with a competitive edge for our terms and conditions on individual accounts. We believe specialization will result in superior returns as compared to a more "generalist" underwriting approach.

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

        Invest for Total Return.    Historical insurance accounting tends to hide unrealized gains and losses in the investment portfolio and over-reward reported investment income (interest and dividends). Regardless of the accounting, we must invest for the best growth in after tax value over time. In addition to investing our bond portfolios for total after tax return, that will also mean prudent investment in a balanced portfolio consistent with leverage and insurance risk considerations.

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

        We derive substantially all of our revenues from earned premiums, investment income and net realized and unrealized gains and losses on investment securities. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, investment income is generated, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities. Net realized investment gains and losses result from sales of securities and other-than- temporary impairments from our investment portfolio. Effective January 1, 2008, we elected to report unrealized gains and losses on investments through income as a component of revenues. Prior to that, unrealized gains and losses were recorded directly to shareholders' equity as a component of other comprehensive income.

        Insurance companies incur a significant amount of their total expenses from policyholder losses, which are commonly referred to as claims. In settling policyholder losses, various loss adjustment expenses (LAE) are incurred such as insurance adjusters' fees and litigation expenses. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including their employees' compensation and benefits.

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

        For the twelve months ended December 31, 2008, 2007 and 2006, our net written premiums by line of business were as follows:

	Year ended December 31,(1)
	2008	2007	2006
	($ in millions)
Specialty	$621.9	$440.3	$433.9
Commercial	722.1	733.4	722.0
Personal	618.7	690.4	800.6
Total(2)	$1,963.1	$1,864.4	$1,957.6

(1)
In the first quarter of 2008, we began to include Community Banks within commercial lines. Community Banks was formerly reported in specialty lines. The reporting change was undertaken to better align the reported results of our underwriting units with their product and management structure. Prior periods have been reclassified to conform to the current presentation.

(2)
Includes run-off business. See "Business—Run-off."

  Specialty lines

        Our specialty lines underwriting unit is a collection of niche businesses that focus on solving the unique needs of particular customer groups on a national scale. We provide distinct products and offer tailored coverages and services, managed by seasoned teams of market specialists. Our specialty lines businesses currently include:

  •
  OneBeacon Professional Partners (OBPP):  Formed in 2002, OBPP specializes in professional liability insurance products for an increasingly broad range of industry groups. OBPP's original focus on health-care related liability insurance continues while expansion into non-health-care related liability insurance segments has increased over the last four years. Medical liability insurance for health-care industry segments, including hospitals, physician groups, managed care organizations, long-term care facilities and other non-hospital medical facilities, represents the most significant share of OBPP's business. Additionally, OBPP offers stop loss insurance to certain health-care providers through its provider excess insurance and HMO reinsurance products. Errors and omissions liability insurance coverage is also provided to business segments including law firms, in-house counsel, realtors and media organizations. Management liability coverage, specifically directors and officers and employment practices insurance, is offered on a limited basis to some of the business segments noted above. Underwriting, claims and risk control services are managed internally. OBPP's policies are primarily issued on a "claims made" basis, which covers losses reported during the time period when a liability policy is in effect, regardless of when the event causing the claim actually occurred.

  •
  International Marine Underwriters (IMU):  A leading provider of marine insurance, this business traces its roots back to the early 1900s. IMU coverages include physical damage or loss and general liability for cargo and commercial hull, both at primary and excess levels. IMU also offers coverage for marinas, including a "package" product with comprehensive property and liability coverage, and yachts, the offerings for which were strengthened by IMU's acquisition in October 2006 of yacht-specialist National Marine Underwriters, Inc., a yacht insurance managing general agency. IMU does not offer offshore energy products. Target customers include ferry operators and charter boats (hull), marina operators and boat dealers (package product) and private-pleasure yachts with hull values of less than $1 million.

  •
  A.W.G. Dewar (Dewar):  A leading provider of tuition reimbursement insurance since 1930, Dewar's product protects both schools and parents from the financial consequences of a student's withdrawal or dismissal from school. The tuition refund plan reimburses parents up to 100% of tuition, room and board fees when a student is obliged to leave school due to covered reasons, such as medical or expulsion. Dewar provides customized policies to independent schools and colleges in North America.

  •
  Specialty Accident and Health (A&H):  Formed in November 2006, this group provides accident insurance principally to employer groups (mid-sized organizations to Fortune 1000 companies), associations and other affinity groups. A&H's products include corporate accident, travel accident and occupational accident coverage which is primarily targeted to the trucking industry. In the fourth quarter of 2008, A&H launched OneBeacon Services to provide employer and other affinity groups with access to a suite of services to help manage today's emerging issues. Services include a discounted prescription drug program, identity theft resolution services and travel assistance services. The A&H group distributes products through independent agents and brokers and selectively markets directly to customers.

  •
  OneBeacon Government Risks (OBGR):  Formed in March 2007, this group offers property and casualty products for government entities. The products include automobile, property, general liability and professional liability coverages. The professional liability offerings consist of law enforcement, public officials and employment practice coverage. Markets served include cities, towns, townships, counties, transit authorities, government agencies, special districts and pools (groups of public entities). OBGR strategically distributes its products through agents and brokers.

  •
  Specialty Collectors Program:  In the second quarter of 2008, we began to provide property and casualty insurance solutions through an exclusive partnership with Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (Hagerty), the nation's premier collector car and classic boat agencies. Hagerty's specialty services include collector car and wooden boat insurance, vehicle valuation, financing and roadside assistance, as well as a variety of useful information resources. Its Hagerty Plus community of collector-car enthusiasts has over 280,000 members. Hagerty works proactively on hobby advocacy and supports the Collectors Foundation, a nonprofit organization formed by Hagerty and dedicated to the preservation of the hobby.

  •
  Entertainment Brokers International Insurance Services (EBI):  Acquired in the third quarter of 2008, EBI provides specialized commercial insurance products, including professional liability coverages, for the entertainment, sports and leisure industries. EBI continues to operate as a managing agency with a network of 500 independent agents and brokers. EBI also operates a brokerage operation offering excess workers compensation coverages and a high value homeowners product.

        Each of these businesses maintains stand-alone operations and distribution channels targeting their specific customer groups. Our specialty lines include several businesses focused on smaller property-casualty insurance segments where particular expertise and relationships with similarly focused distribution partners has resulted historically in strong operating results. These businesses maintain their competitive advantage through a deep knowledge of their respective customers and markets.

        For the years ended December 31, 2008, 2007, and 2006, our specialty lines net written premiums were as follows:

	Year ended December 31,(1)
	2008	2007	2006
	($ in millions)
OBPP	$239.9	$213.9	$179.3
IMU	157.0	158.6	139.9
Specialty collectors program(2)	110.0	—	—
Other specialty lines(3)	115.0	67.8	114.7

Total specialty lines	$621.9	$440.3	$433.9

(1)
As described above, in the first quarter of 2008, we began to include Community Banks within commercial lines. Community Banks was formerly reported in specialty lines. Prior periods have been reclassified to conform to the current presentation.

(2)
Represents premiums from our specialty collector car and boat business which we began writing in the second quarter of 2008.

(3)
Net written premiums for the year ended December 31, 2006 include $64.7 million from our Agri business which was sold to a third party on September 29, 2006. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Acquisitions and Dispositions".

  Commercial lines

        Our specialized approach to commercial lines features a suite of customized products and services that target certain industry groups supported by teams of seasoned underwriting, risk control and claims specialists. This targeted industry focus has resulted in favorable loss ratios and strong customer retention levels. In recent years, we have continued to selectively expand into new geographic territories that align well with our targeted approach.

        Our commercial lines products include:

    Multi-peril:    a package policy sold to small to mid-sized insureds or to members of trade associations or other groups that includes general liability and property insurance.

    Automobile:    physical damage and liability coverage. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft or other causes. Automobile liability insurance covers bodily injury of others, damage to their property and costs of legal defense resulting from a collision caused by the insured.

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

    General Liability:    covers businesses for any liability resulting from bodily injury and property damage arising from general business operations, accidents on a premises and the products manufactured or sold.

    Umbrella:    supplements existing insurance policies by covering losses from a broad range of insurance risks in excess of coverage provided by the primary insurance policy up to a specified limit.

  Our commercial lines underwriting unit is comprised of middle market and small business divisions.

  •
  Middle market:  Our commercial lines middle market business division targets select industry segments through our suite of @vantage products. Our middle market customers typically produce annualized gross premiums ranging from $25,000 to $1,000,000 and principally purchase "package" policies (combination policies offering property and liability coverage). We target 15 distinct customer groups with a primary focus on technology and financial services, as well as property and inland marine product offerings and excess property solutions. We also produce some standard commercial business that is not targeted to a specific industry group. By partnering with our specialty lines businesses, our middle market business can deliver a seamless, comprehensive OneBeacon solution, which we believe is a competitive advantage for us and for our agents. Middle market business is produced through regional and national agencies and brokers, and also provides excess property solutions primarily through surplus lines wholesalers.

        We place particular emphasis on the following target segments and products:

    •
    Technology:  Our target technology customer groups include hardware manufacturers, software companies, and telecommunications service providers with annual revenues up to $1 billion and fewer than 500 employees. Our custom @vantage for Technology policies provide coverage for technology customers' unique needs including specialized professional liability such as data privacy, communications and errors and omissions liability, both domestically and internationally. Within the technology segment we specialize further with a product tailored for medical technology customers available on a claims-made or occurrence basis and that also provides protection worldwide. Within this class we target medical device manufacturers and operations.

    •
    Financial services:  This segment targets a broad range of financial services companies including credit unions, investment advisors, securities broker/dealers, insurance companies and commercial banks. Through our @vantage for Financial Services product we provide customers with broad property and general liability protection. For community banks with under $3 billion in assets, we augment our property and general liability protection with specialized professional liability coverages.

    •
    Property and inland marine:  In this segment, we offer a broad selection of products and services with a concentration in three key areas: construction, fine arts and transportation. Our approach is to provide solutions that are creative and tailored to fit our customers' needs with broad coverage forms, specialized risk control and claims handling. Our target customers additionally benefit from our partnerships with job site and equipment theft prevention firms and fine arts appraisal and risk management organizations.

    •
    OneBeacon Specialty Property (OBSP):  OBSP provides excess property protection against certain damages over and above those covered by primary policies or a large self-insured retention. Target classes include apartments and condominiums, commercial real estate, small-to-medium manufacturing, retail/wholesale and public entity and educational institutions. OBSP has a well-defined preference for low catastrophe-exposed risks. Our excess property solutions are provided primarily through surplus lines wholesalers in all 50 states and the District of Columbia.

  •
  Small business:  Our commercial lines small business division focuses on certain industry classes through our comprehensive businessowners OnePac policy. We target 14 general industry groups as well as some association and affinity group businesses that provide a highly competitive solution for select agents. Coverages include automobile, workers compensation and umbrella augmented with customized coverages and limits aligned to our target classes. Small business customers typically generate annualized premiums ranging from $500 to $25,000. Small business is produced through regional and national agencies as well as aggregators representing smaller local agencies. Our proprietary web platform that expedites underwriting at the point of sale has enabled growth in our newer territories while limiting the need for much incremental infrastructure. Our small business service center provides customer administration for enrolled agents.

        For the years ended December 31, 2008, 2007 and 2006, commercial lines net written premiums were as follows:

	Year ended December 31, (1)
	2008	2007	2006
	($ in millions)
Middle market	$566.6	$595.6	$619.7
Small business	155.5	137.8	102.3

Total commercial lines	$722.1	$733.4	$722.0

(1)
As described above, in the first quarter of 2008, we began to include Community Banks within commercial lines. Community Banks was formerly reported in specialty lines. Prior periods have been reclassified to conform to the current presentation.

  Personal lines

        Our personal lines underwriting unit provides a comprehensive suite of personal insurance products sold through select independent agents with an exclusive focus on eight Northeastern states (the New England states, New York and New Jersey). Our personal lines products include:

  •
  Automobile:  consists of physical damage and liability coverage. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft or other causes. Automobile liability insurance covers bodily injury of others, damage to their property and costs of legal defense resulting from a collision caused by the insured.

  •
  Homeowners:  covers losses to an insured's home, including its contents, as a result of weather, fire, theft and other causes, and losses resulting from liability for acts of negligence by the insured or the insured's immediate family. We also offer identity theft resolution assistance and identity theft expense reimbursement coverage as part of our homeowners policies.

  •
  Package:  consists of customized combination policies offering home and automobile coverage with optional umbrella and boatowners coverage.

        Our personal lines underwriting unit is comprised of traditional personal lines and AutoOne Insurance (AutoOne).

  •
  Traditional personal lines:  Within traditional personal lines, in addition to automobile, homeowners and package policy offerings, we also include management services provided to reciprocal insurance exchanges and the consolidation of the reciprocal insurance exchanges described below.

  •
  Traditional personal lines excluding reciprocals:  To maintain a high degree of flexibility, in 2004 we created a highly segmented product suite, called OneChoice, under which we offer risk-adjusted product and pricing to our customers. OneChoice is a multi-tiered product suite that enables us to offer a broader range of coverages to a full spectrum of customers through more sophisticated pricing models that have a greater statistical correlation between historical loss experience and price than traditional pricing models. This product suite offers both automobile and homeowners coverages as well as package policies such as OneChoice CustomPac, our flagship package policy. OneChoice products rely on multiple, objective pricing tiers and rules-based underwriting that enable agents to offer OneBeacon solutions to a broad array of their customers and increase our market penetration. We regularly refine our product features and rating plans to optimize target market production. Ease of use is a critical aspect of this business. Investments in technology have provided opportunities for agents to access OneChoice through either our web-based proprietary agent portal or through comparative raters. We believe that the availability of multiple channels to access our product offerings provides increased opportunities for new business.

  •
  Reciprocals:  We provide management services for a fee to three reciprocal insurance exchanges, which we refer to as reciprocals. The reciprocals offer the OneChoice product as described above. We have created and capitalized the reciprocals by lending them funds in exchange for surplus notes. Reciprocals are policyholder-owned insurance carriers organized as unincorporated associations. We have no ownership interest in these reciprocals. As required by GAAP, our consolidated financial statements reflect the consolidation of these reciprocals. See Note 16—"Variable Interest Entities" of the accompanying consolidated financial statements. In the long term, as the reciprocals produce positive operating results and/or as third party capital is invested, we expect to derive value from reduced volatility in our year-to-year underwriting results. Further, we will generate steady fee income for the various management services we provide to these associations and receive the repayment of principal and interest on the surplus notes.

  •
  AutoOne:  AutoOne is a market leader in "assigned risk" business in New York. Assigned risk plans provide automobile insurance for individuals unable to secure coverage in the voluntary market. Insurance carriers are obliged to accept future assignments from state assigned risk pools as a condition of maintaining a license to write automobile business in the state. However, carriers may satisfy their assigned risk obligation by buying out of their assignments through an agreement with an approved Assigned Risk Servicing Company or limit their assignments through the purchase and transfer of "credits" (for example, take-out, territorial and youthful driver credits). AutoOne offers services known as Limited Assignment Distribution, or LAD, and Commercial Limited Assignment Distribution, or CLAD, and credit programs to insurance carriers. AutoOne provides 28 LAD and CLAD programs in 21 states and the District of Columbia where assigned risk obligations may be assumed by a servicing carrier under a negotiated fee arrangement.

  AutoOne also writes "voluntary take-out business" (policies "taken out" of the assigned risk pool and written in the voluntary market) by selecting policies from the assigned risk business it has assumed for its clients and from select insurance brokers that replace their clients' assigned risk policies with AutoOne policies. AutoOne receives credits for all premium taken out of the assigned risk plan which it can use either to reduce its future assigned risk obligations or sell to other carriers that can use the credits to reduce their own quota obligations. In 2008, AutoOne wrote more take-out business than all other carriers in New York combined and all of its take-out credits were sold to other carriers to reduce their assigned risk quota obligations.

        For the years ended December 31, 2008, 2007 and 2006, our personal lines net written premiums were as follows:

	Year ended December 31,
	2008	2007	2006
	($ in millions)
Traditional personal lines excluding reciprocals	$296.4	$338.0	$492.7
Reciprocals	203.2	221.3	93.2

Traditional personal lines	499.6	559.3	585.9
AutoOne	119.9	134.6	222.6
Total personal lines(1)	$618.7	$690.4	$800.6

(1)
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

Geographic Concentration

        Our net written premiums are derived solely from business produced in the United States.

        Business from specialty lines was produced in the following states:

	Year ended December 31,
	2008	2007	2006
California	10.2%	9.0%	13.7%
New York	8.2	8.0	7.3
Texas	7.5	5.0	7.0
Florida	6.8	9.1	8.8
Massachusetts	4.1	5.7	5.2
Pennsylvania	4.1	4.2	3.9
Louisiana	2.9	4.4	1.8
Other(1)	56.2	54.6	52.3

Total	100.0%	100.0%	100.0%

(1)
No individual state was greater than 4% of net written premiums, except as noted above.

        Business from commercial lines was produced in the following states:

	Year ended December 31,
	2008	2007	2006
California	15.4%	14.2%	13.1%
Massachusetts	14.3	16.3	17.7
New York	13.0	13.7	13.6
Maine	6.5	6.8	7.8
New Jersey	6.4	6.6	7.1
Connecticut	5.4	6.0	6.5
Other(1)	39.0	36.4	34.2

Total	100.0%	100.0%	100.0%

(1)
No individual state was greater than 4% of net written premiums.

        Business from personal lines was produced in the following states:

	Year ended December 31,
	2008	2007	2006
New York	41.5%	40.3%	46.6%
Massachusetts	22.5	23.0	21.7
New Jersey	13.0	12.0	11.4
Connecticut	9.1	6.5	4.6
Maine	7.9	7.7	7.3
Rhode Island	3.6	3.3	3.0
Other(1)	2.4	7.2	5.4

Total	100.0%	100.0%	100.0%

(1)
No individual state was greater than 4% of net written premiums.

Marketing and Distribution

        We offer our products through a network comprised of independent agents, regional and national brokers and wholesalers. Our distribution relationships consist of approximately 3,500 select agencies and brokers. In recent years, we have expanded our distribution channels to include select managing general agencies (MGAs), either through acquisitions or exclusive relationships. These MGAs focus on a particular customer group with tailored products and services, and related expertise.

        Our specialty lines businesses are managed from locations logistically appropriate to their target markets. OBPP is based in Avon, Connecticut and distributes its products through select national and regional brokers and agents. IMU is headquartered in New York City and operates through ten locations throughout the United States. Its products are distributed through a network of select agencies that specialize in marine business. Dewar's affiliate, A.W.G. Dewar Agency, which is located in Quincy, Massachusetts, distributes tuition refund products to independent schools and colleges throughout North America. A&H conducts business through independent agents and brokers and selectively markets directly to customers. OBGR strategically distributes its products through agents and brokers. EBI, a recently acquired MGA, has locations in New York City and California.

        Commercial lines products are available in select territories throughout the U.S., whereas personal lines are exclusively available in the eight Northeastern states. The majority of our commercial and personal lines products are distributed through select independent insurance agents. We protect the integrity of our franchise value by selectively appointing agents that demonstrate business and geographic profiles that align with our target markets and specialized capabilities. We believe in the added value provided by independent insurance agents as they conduct more complete assessments of their clients' needs, which result in more appropriate coverages and prudent risk management. We also believe that independent agents will continue to be a significant force in overall industry premium production including facilitating the cross-selling of specialty, commercial and personal lines business products.

        New York-based AutoOne markets its LAD and CLAD services and New York take-out credits directly to insurance carriers seeking assigned risk solutions. AutoOne generates take-out credits by writing policies from select insurance brokers that were previously in the New York Automobile Insurance Plan (NYAIP), and sells these credits to insurance companies subject to NYAIP assignments.

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

        We also actively monitor pricing activity and measure usage of tiers, credits, debits and limits. In addition, we regularly update base rates to achieve targeted returns on capital and attempt to shift writings away from lines and classes where pricing is inadequate. To the extent changes in premium rates, policy forms or other matters are subject to regulatory approval (see "Regulatory Matters—General" and "Risk Factors—Regulation may restrict our ability to operate"), we proactively monitor our pending regulatory filings to facilitate, to the extent possible, their prompt processing and approval. Lastly, we expend considerable effort to measure and verify exposures and insured values.

Claims Management

        Effective claims management is a critical factor in achieving satisfactory underwriting results. We maintain an experienced staff of appraisers, medical specialists, managers, staff attorneys and field adjusters strategically located throughout our operating territories. We also maintain a special investigative unit designed to detect insurance fraud and abuse and support efforts by regulatory bodies and trade associations to curtail fraud.

        Claims are separately organized by specialty, commercial, personal and run-off operations. This approach allows us to better identify and manage claims handling costs. In addition, a shared claims service unit manages costs related to both staff and vendors. We have adopted a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claims payments, enabling us to lower the sum of the three. This approach requires the utilization of a considerable number of conventional metrics to monitor the effectiveness of various programs implemented to lower total loss cost. The metrics are designed to guard against implementation of an expense containment program that will cost us more than we expect to save.

        Our claims department utilizes a claims workstation to record reserves, payments and adjuster activity and, with support from expert tools, assists each claim handler in the identification of recovery potential, estimating property damage, evaluating claims and identifying fraud. Our commitment and performance in fighting insurance fraud has reduced claim costs and aided law enforcement investigations. Under our staff counsel program, our in-house attorneys defend the majority of new lawsuits, which has resulted in savings when compared to the cost of using outside counsel.

        Calendar year reported claims in our run-off operations were 1,600 in 2008 compared to 1,800 in 2007, a 11% reduction, in part due to the lapse of time and the nature of run-off operations. These levels of reported claims are down from 2,400 in 2006, 3,400 in 2005 and 5,900 in 2004. Total open claims for run-off operations were 4,600 at December 31, 2008 compared to 5,500 at December 31, 2007, a 16% reduction, which reflects the success of our focus on settling claims from our run-off operations. Total open claims for run-off operations were 7,300 in 2006, 10,200 in 2005 and 14,600 in 2004.

        In connection with the OneBeacon Acquisition, Aviva caused us to purchase a reinsurance contract with National Indemnity Company (NICO) to help protect against potential asbestos and environmental (A&E) claims relating to the pre-acquisition period prior to 2001 (the NICO Cover). See "Business—Reinsurance Protection and Catastrophe Management." NICO has retained a third party administrator (TPA), Resolute New England (Resolute), formerly Cavell USA, to manage the claims processing for A&E claims reinsured under the NICO Cover. Our claims department personnel are consulted by NICO and Resolute on major claims. As with all TPAs, claims department personnel continually monitor Resolute to ensure its controls, processes and settlements are appropriate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Asbestos and Environmental Reserves."

Reinsurance Protection and Catastrophe Management

        In the ordinary course of our business, we purchase reinsurance from high-quality, highly rated, third party reinsurers in order to minimize loss from large risks or catastrophic events.

        The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to our operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in an area affected by the event as well as the severity of the event. We use models (primarily AIR V.10) to estimate the probability of the occurrence of a catastrophic event as well as potential losses under various scenarios. We use this model output in conjunction with other data to manage our exposure to catastrophe losses through individual risk selection and by limiting our concentration of insurance written in catastrophe-prone areas such as coastal regions. In addition, we impose wind deductibles on existing coastal windstorm exposures. We believe that our largest single event natural catastrophe exposures are Northeastern United States windstorms and California earthquakes.

        We seek to further reduce our potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2008, we renewed our property catastrophe reinsurance program through June 30, 2009. The program provides coverage for our personal and commercial property business as well as certain acts of terrorism. Under the program, the first $150 million of losses resulting from any single catastrophe are retained and $650 million of the next $700 million of losses resulting from the catastrophe are reinsured. Any loss above $850 million would be retained. In the event of a catastrophe, our property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. We anticipate that the $850 million limit is sufficient to cover Northeast windstorm losses with a 0.4%-0.5% probability of occurrence (1-in-250-year event to 1-in-200-year event).

        Effective January 1, 2009, in an effort to further reduce our property catastrophe exposure in the Northeast, we entered into a quota share agreement with a select group of reinsurers, under which we will cede 30% of our Northeast personal lines homeowners business written through OneBeacon Insurance Company (OBIC) and its subsidiary companies, along with Adirondack Insurance Exchange (Adirondack Insurance) and New Jersey Skylands Insurance Association in New York and New Jersey, respectively. The program provides supplemental protection to previously established reinsurance described above. The reinsurers are all rated "A" (Excellent, the third highest of fifteen ratings) or better by A.M. Best. The program is expected to result in ceded premiums of approximately $65 million in 2009.

        Our property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear events or biological, chemical or radiological terrorist attacks or losses resulting from acts of terrorism as defined under the Terrorism Risk Insurance Act of 2002 (the Terrorism Act or TRIA), as amended, committed by an individual or individuals acting on behalf of any foreign person or foreign interest. See "Business—Terrorism."

        We also purchase individual property reinsurance coverage for certain risks to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10 million up to $100 million. Individual risk facultative reinsurance may be purchased above $100 million where we deem it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $100 million on an individual risk basis for terrorism losses. However, nuclear, biological, chemical and radiological terrorist attacks are not covered.

        We also maintain a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability, professional liability or umbrella liability in excess of $6 million up to $81 million. This program provides coverage for terrorism losses but does not provide coverage for losses resulting from nuclear, biological, chemical or radiological terrorist attacks.

        In addition, we have reinsurance contracts with two reinsurance companies rated "AAA" ("Extremely Strong", the highest of twenty-one ratings) by Standard & Poor's and "A++" ("Superior", the highest of fifteen ratings) by A.M. Best. One is the reinsurance cover with NICO which entitles us to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to A&E claims arising from business written by our predecessor prior to 1992 and 1987, respectively and certain other exposures. As of December 31, 2008, we have ceded estimated incurred losses of approximately $2.2 billion to the NICO Cover. Net losses paid totaled $1.1 billion as of December 31, 2008, with $108.5 million paid in 2008. The other contract is a reinsurance cover with General Reinsurance Corporation (GRC) for up to $570 million of additional losses on all claims arising from accident years

2000 and prior (the GRC Cover). As of December 31, 2008, we have ceded estimated incurred losses of $550 million to the GRC Cover. Pursuant to the GRC Cover, we are not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. We intend to only seek reimbursement from GRC for claims which result in payment patterns similar to those supporting our recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by us on our own investments. This cost, if any, is expected to be nominal.

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

        In December 2007, the United States government extended the Terrorism Act for seven more years until December 31, 2014. The Terrorism Act, originally enacted in 2002, established a federal "back-stop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry's aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year's direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100.0 billion. In exchange for this "back-stop," primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

        We estimate our individual retention level for commercial policies subject to the Terrorism Act to be approximately $178 million in 2009. The federal government will pay 85% of covered terrorism losses that exceed our or the industry's retention levels in 2009, up to a total of $100.0 billion.

        Our current property and casualty catastrophe reinsurance programs provide coverage for both "certified" and "non-certified" events as defined under the Terrorism Act provided such losses are not the result of a nuclear, biological, chemical or radiological terrorist attack, or for "certified" acts committed by an individual or individuals acting on behalf of any foreign person or foreign interest. See "Business—Reinsurance Protection and Catastrophe Management."

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

        The following tables summarize our loss and LAE reserve activities for the years ended December 31, 2008, 2007 and 2006:

Year ended December 31, 2008	Primary Insurance Operations	Affiliate Quota Shares	Other Operations(1)	Consolidated
Gross beginning balance	$4,718.8	$—	$(238.5)	$4,480.3
Less beginning reinsurance recoverable on unpaid losses	(2,850.6)	—	221.1	(2,629.5)

Net loss and LAE reserves	1,868.2	—	(17.4)	1,850.8
Loss and LAE incurred relating to:
Current year losses	1,188.2	—	—	1,188.2
Prior year losses	(62.0)	—	—	(62.0)

Total incurred loss and LAE	1,126.2	—	—	1,126.2
Accretion of fair value adjustment to net loss and LAE reserves	—	—	12.0	12.0
Loss and LAE paid relating to:
Current year losses	(495.1)	—	—	(495.1)
Prior year losses	(703.2)	—	—	(703.2)

Total loss and LAE payments	(1,198.3)	—	—	(1,198.3)

Net ending balance	1,796.1	—	(5.4)	1,790.7
Plus ending reinsurance recoverable on unpaid losses	2,708.4	—	(205.1)	2,503.3

Gross ending balance	$4,504.5	$—	$(210.5)	$4,294.0

Year ended December 31, 2007	Primary Insurance Operations	Affiliate Quota Shares	Other Operations(1)	Consolidated
Gross beginning balance	$5,108.2	$—	$(270.5)	$4,837.7
Less beginning reinsurance recoverable on unpaid losses	(3,079.7)	—	237.1	(2,842.6)

Net loss and LAE reserves	2,028.5	—	(33.4)	1,995.1
Loss and LAE incurred relating to:
Current year losses	1,138.1	—	—	1,138.1
Prior year losses	(48.3)	—	—	(48.3)

Total incurred loss and LAE	1,089.8	—	—	1,089.8
Accretion of fair value adjustment to net loss and LAE reserves	—	—	16.0	16.0
Loss and LAE paid relating to:
Current year losses	(527.1)	—	—	(527.1)
Prior year losses	(723.0)	—	—	(723.0)

Total loss and LAE payments	(1,250.1)	—	—	(1,250.1)

Net ending balance	1,868.2	—	(17.4)	1,850.8
Plus ending reinsurance recoverable on unpaid losses	2,850.6	—	(221.1)	2,629.5

Gross ending balance	$4,718.8	$—	$(238.5)	$4,480.3

Year ended December 31, 2006	Primary Insurance Operations	Affiliate Quota Shares	Other Operations(1)	Consolidated
Gross beginning balance	$5,713.4	$(41.6)	$(317.5)	$5,354.3
Less beginning reinsurance recoverable on unpaid losses	(3,382.0)	—	261.1	(3,120.9)

Net loss and LAE reserves	2,331.4	(41.6)	(56.4)	2,233.4
Loss and LAE incurred relating to:
Current year losses	1,157.4	114.9	—	1,272.3
Prior year losses	22.9	(11.6)	—	11.3

Total incurred loss and LAE	1,180.3	103.3	—	1,283.6
Accretion of fair value adjustment to net loss and LAE reserves	—	—	23.0	23.0
Loss and LAE paid relating to:
Current year losses	(474.6)	(114.9)	—	(589.5)
Prior year losses	(1,008.6)	53.2	—	(955.4)

Total loss and LAE payments	(1,483.2)	(61.7)	—	(1,544.9)

Net ending balance	2,028.5	—	(33.4)	1,995.1
Plus ending reinsurance recoverable on unpaid losses	3,079.7	—	(237.1)	2,842.6

Gross ending balance	$5,108.2	$—	$(270.5)	$4,837.7

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

        The following information presents (1) our reserve development over the preceding 10 years and (2) a reconciliation of reserves in accordance with accounting principles and practices prescribed or permitted by insurance authorities (statutory basis) to such reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

        Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2008. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2008. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2008.

		Primary Insurance Operations Loss and LAE (1), (2), (4) Year ended December 31,
		1998(3)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
		($ in millions)
I.	Liability for unpaid loss and LAE:
Gross balance		$6,869.5	$6,276.0	$6,875.4	$8,320.2	$7,507.0	$6,109.0	$5,328.2	$5,713.4	$5,108.2	$4,718.8	$4,504.5
Less reinsurance recoverable on unpaid		(1,641.0)	(1,262.7)	(1,252.1)	(3,591.5)	(3,534.4)	(2,954.8)	(2,670.9)	(3,382.0)	(3,079.7)	(2,850.6)	(2,708.4)

Net balance		$5,228.5	$5,013.3	$5,623.3	$4,728.7	$3,972.6	$3,154.2	$2,657.3	$2,331.4	$2,028.5	$1,868.2	$1,796.1
II.	Cumulative amount of net liability paid through:
1 year later		1,784.3	1,938.1	1,965.3	1,851.6	1,610.2	1,421.1	1,146.7	1,004.6	772.0	700.9
2 years later		2,908.5	3,065.1	3,153.0	3,039.5	2,764.2	2,274.5	1,833.5	1,547.8	1,227.3
3 years later		3,643.7	3,824.9	3,984.7	3,963.6	3,489.6	2,809.9	2,264.2	1,897.6
4 years later		4,061.7	4,330.3	4,596.8	4,529.5	3,941.0	3,135.9	2,536.1
5 years later		4,353.7	4,666.9	4,957.3	4,876.0	4,209.3	3,347.5
6 years later		4,555.9	4,887.2	5,194.4	5,092.4	4,385.4
7 years later		4,701.7	5,044.7	5,351.0	5,233.9
8 years later		4,801.6	5,149.1	5,461.4
9 years later		4,875.1	5,228.5
10 years later		4,932.8
III.	Net Liability re-estimated as of:
1 year later		5,237.1	5,829.0	4,730.8	4,781.3	4,110.3	3,253.4	2,763.2	2,354.3	1,980.2	1,806.2
2 years later		5,916.1	4,942.0	4,824.2	5,059.4	4,227.0	3,380.4	2,765.5	2,387.2	1,932.5
3 years later		4,929.6	4,927.0	5,294.3	5,143.8	4,344.8	3,396.2	2,852.7	2,350.7
4 years later		4,857.5	5,221.8	5,336.0	5,222.8	4,365.1	3,520.4	2,835.1
5 years later		5,042.9	5,165.8	5,383.6	5,244.3	4,497.0	3,521.5
6 years later		4,929.1	5,197.2	5,385.8	5,372.8	4,501.3
7 years later		4,936.5	5,169.2	5,490.1	5,372.9
8 years later		4,902.9	5,242.0	5,492.0
9 years later		4,951.3	5,335.4
10 years later		5,138.8
IV.	Cumulative net redundancy/ (deficiency) (5)	$89.7	$(322.1)	$131.3	$(644.2)	$(528.7)	$(367.3)	$(177.8)	$(19.3)	$96.0	$62.0
Percent redundant/(deficient)		1.7%	(6.4)%	2.3%	(13.6)%	(13.3)%	(11.6)%	(6.7)%	(0.8)%	4.7%	3.3%
V.	Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross unpaid loss and LAE latest re-estimate		$9,437.0	$9,455.6	$9,673.9	$9,990.9	$9,064.9	$7,401.1	$6,342.7	$5,749.9	$4,999.6	$4,647.6
Reinsurance recoverable latest re-estimate		(4,298.2)	(4,120.2)	(4,181.9)	(4,618.0)	(4,563.6)	(3,879.6)	(3,507.6)	(3,399.2)	(3,067.1)	(2,841.4)

Net unpaid loss and LAE latest re-estimate		$5,138.8	$5,335.4	$5,492.0	$5,372.9	$4,501.3	$3,521.5	$2,835.1	$2,350.7	$1,932.5	$1,806.2
VI.	Cumulative Gross (deficiency)/redundancy	$(2,567.5)	$(3,179.6)	$(2,798.5)	$(1,670.7)	$(1,557.9)	$(1,292.1)	$(1,014.5)	$(36.5)	$108.6	$71.2
Percent (deficient)/ redundant		(37.3)%	(50.7)%	(40.7)%	(20.1)%	(20.8)%	(21.2)%	(19.0)%	(0.6)%	2.1%	1.5%

(1)
In 1998, CGU, the predecessor company to OneBeacon, was formed as a result of a pooling of interests between Commercial Union Corporation and General Accident Corporation of America. All historical balances have been restated as though the companies had been merged throughout the periods presented.

(2)
This table reflects the effects of the NICO Cover and the GRC Cover as if they had been in effect for all periods presented.

(3)
CGU acquired Houston General Insurance Company (HGIC) in 1998. In 2005, OneBeacon contributed HGIC to Houston General Insurance Exchange. All liabilities related to this entity have been shown from 1998 forward in this table as it is still consolidated by OneBeacon.

(4)
The 10-year table is reflective of activity related to our loss and LAE reserves from our Primary Insurance Operations segment and does not include the effect of any reserve activity from the affiliate quota share agreements or other operations.

(5)
Our December 31, 2007 net liability for unpaid loss and LAE for our Primary Insurance Operations segment re-estimated as of one year later resulted in a net redundancy of $62.0 million.

        The cumulative net redundancy/(deficiency) in the table above reflects reinsurance recoverables recorded under the NICO Cover and the GRC Cover. These covers apply to losses incurred in 2000 and prior years. As a result, they have the effect of significantly increasing our reinsurance recoverables in 2001 and reducing our net reserve deficiency for each of the years presented prior to 2001 by the amount of the gross reserves ceded at the time these covers were purchased. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."

        In 2005, we increased our best estimate of gross losses related to the NICO contract by $841 million ($353 million net of other third party reinsurance) as a result of a study of our A&E exposures. This had the effect of increasing the gross reserve deficiency for calendar years 2004 and prior. During 2008, we completed a new study of our A&E exposures. This did not result in a significant change to our best estimate of gross losses related to the NICO contract. As a result of the study, we increased our best estimate of incurred losses ceded to NICO, net of underlying reinsurance, by $83 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."

        The following table reconciles loss and LAE reserves for our Primary Insurance Operations determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
	2008	2007	2006
	($ in millions)
Statutory reserves	$3,465.0	$3,564.5	$3,863.9
Reinsurance recoverable on unpaid losses(1)	1,073.9	1,190.9	1,280.5
Other(2)	(34.4)	(36.6)	(36.2)

GAAP reserves	$4,504.5	$4,718.8	$5,108.2

(1)
Represents adjustments made to add back reinsurance recoverables on unpaid losses included with the presentation of reserves under GAAP.

(2)
Represents long-term workers compensation loss and LAE reserve discount in excess of statutorily defined discount.

Affiliate Quota Shares

        Our consolidated financial statements reflect two quota share reinsurance agreements we entered into with subsidiaries of White Mountains. The affiliate quota shares were commuted during the fourth quarter of 2006 in connection with our initial public offering. Under the Esurance Insurance Company (Esurance) Quota Share (the Esurance Quota Share), which was effective on January 1, 2005, we assumed approximately 85% of business written by Esurance, which included business written by its wholly-owned subsidiary. Under the Sirius International Insurance Corporation (Sirius) Quota Share

(the Sirius Quota Share), we ceded between 6% and 12% of business written, effective April 1, 2004, to Sirius.

        The affiliate quota shares were entered into primarily for White Mountains' capital management purposes and therefore, financial information reflected in Primary Insurance Operations are prior to the quota share reinsurance agreements consistent with how management measures our financial performance.

Other Operations

        Our Other Operations segment consists of the activities of OneBeacon Insurance Group, Ltd. and our intermediate subsidiary holding companies which include OneBeacon U.S. Enterprises Holdings, Inc. (OBEH), formerly known as Fund American Enterprises Holdings, Inc., and OneBeacon U.S. Holdings, Inc. (OBH), formerly known as Fund American Companies, Inc., both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda. Our Other Operations segment primarily consists of financing activities, purchase accounting adjustments relating to the OneBeacon Acquisition and other assets and general and administrative expenses incurred at the holding company level.

        In May 2003, OBH issued $700.0 million face value of senior unsecured notes (the Senior Notes) through a public offering, at an issue price of 99.7%. The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013. White Mountains currently provides an irrevocable and unconditional guarantee as to the payment of principal and interest (the Guarantee) on the Senior Notes. In consideration of this Guarantee, we have agreed to pay White Mountains a specified fee in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. We have further agreed that if White Mountains' voting interest in us ceases to represent more than 50% of all our voting securities, we will redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains' obligations under the Guarantee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing".

        As part of the financing for the OneBeacon Acquisition, Berkshire Hathaway Inc. (Berkshire), invested a total of $300 million in cash, of which (1) $225 million was for the purchase of cumulative non-voting preferred stock of OBH (the Berkshire Preferred Stock), which had a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 common shares of White Mountains. The Berkshire Preferred Stock was entitled to a dividend of no less than 2.35% per quarter through May 31, 2008. The Berkshire Preferred Stock was redeemed in the second quarter of 2008 for $300 million, its redemption value.

        Also in connection with the OneBeacon Acquisition, Zenith Insurance Company (Zenith) purchased $20 million in cumulative non-voting preferred stock of OBEH (the Zenith Preferred Stock). The Zenith Preferred Stock was entitled to a dividend of no less than 2.5% per quarter through June 30, 2007. At our option, the Zenith Preferred Stock was redeemed in the second quarter of 2007 for $20 million, its redemption value.

        In connection with our initial public offering, we created two irrevocable grantor trusts and funded them with assets sufficient to provide for the remaining dividend and redemption payments for the $300 million Berkshire Preferred Stock and the $20 million Zenith Preferred Stock. The creation and funding of the trusts did not legally defease the preferred stock nor create any additional rights for the holders of the preferred stock either in the trusts or otherwise, although the assets in the trusts were segregated from our other general assets and were not available for any use other than the payment of the Berkshire Preferred Sock and the Zenith Preferred Stock. Assets held in one of the trusts were used to redeem the Zenith Preferred Stock in June 2007, for $20 million, its redemption value, while assets held in the remaining trust were used to redeem the Berkshire Preferred Stock in May 2008, for

$300 million, its redemption value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Economic Defeasance".

Investments

Overview

        Our long-term investment philosophy has historically been to maximize our after tax total risk-adjusted return. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. We recently shifted our investment philosophy from a total return focus to a capital preservation focus in response to the significant declines and high volatility in equity markets, the lack of liquidity in the credit markets and the widening of credit spreads on fixed income securities experienced in the latter half of 2008. In particular, we significantly reduced the size of our equity portfolio and now have a larger percentage of our invested assets in cash and short-term investments than we have in the past under a total return approach. We expect to return to our long-term total return investment philosophy in the future when conditions are more favorable.

        Our investment portfolios are managed under agreements with White Mountains Advisors, LLC (WM Advisors), a registered investment adviser that is owned by White Mountains, and Prospector Partners, LLC (Prospector), a registered investment adviser. See Note 18—"Related Party Disclosures" of the accompanying consolidated financial statements. Our investment philosophy is to maximize our after tax total risk-adjusted return over the long term. Under this approach, each dollar of after tax investment income and realized and unrealized gains and losses is valued equally. Our investment portfolio mix as of December 31, 2008 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments which are comprised of common stock, convertible bonds and other investments such as hedge funds, limited partnerships and private equity interests. Our management believes that prudent levels of investments in common equity securities, convertible bonds and other investments within our investment portfolio are likely to enhance long term after tax total returns without significantly increasing the risk profile of the portfolio.

Fixed Income and Other Investments

        WM Advisors manages our fixed income portfolio, which includes both fixed maturity and short-term investments, and our other investments portfolio. WM Advisors' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. WM Advisors generally manages the interest rate risk associated with holding fixed maturity investments by actively maintaining the average duration of the portfolio to achieve an adequate after tax total return without subjecting the portfolio to an unreasonable level of interest rate risk.

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

Securities Lending

        We participate in a securities lending program whereby we loan investment securities to other institutions for short periods of time in order to generate additional investment income on our fixed maturity and common equity portfolios. Under the securities lending arrangements, certain of our fixed maturity and common equity investments are loaned to other institutions for short periods of time through a lending agent. We maintain control over the securities we lend, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the asset. All securities loaned can be redeemed on short notice. Collateral, in the form of cash and United States government securities, is required at a rate of 102% of the fair value of the loaned securities, is controlled by the lending agent and may not be sold or re-pledged. The lending agent manages the investment of the cash collateral. The fair value of the securities lending collateral is recorded as both an asset and liability on the balance sheet, however, other than in the event of default by the borrower, this collateral is not available to us and will be remitted to the borrower by the lending agent upon the return of the loaned securities. Because of these restrictions, we consider our securities lending activities to be non-cash transactions. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. The total market value of our securities on loan at December 31, 2008 was $107.7 million with corresponding collateral of $100.7 million, resulting in an unrealized loss of $7.0 million recorded in change in net unrealized gains and losses on investments. The total market value of our securities on loan at December 31, 2007 was $438.9 million with corresponding collateral of $438.9 million.

        In February 2009, we amended the terms of our securities lending program to give us more control over the investment of borrowers' collateral and to segregate the assets supporting that collateral into a segregated account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral as well as the reinvestment of cash were narrowed to permit investment in only cash equivalent securities, (ii) we have the authority to direct the lending agent to both sell specific collateral securities in our segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) we and the lending agent agreed to manage the securities lending program toward an orderly wind-down, which we believe will be completed over an approximately 1 to 2 year period. As of the date of the amendment, the market value of the securities on loan was approximately $64.2 million.

Investment in Unconsolidated Affiliate—Main Street America Holdings, Inc. (MSA)

        Our equity in earnings of unconsolidated affiliate represents an operating investment in MSA in which we had a significant voting and economic interest but did not control the entity. On October 31, 2006, we received a $70 million cash dividend from MSA, a subsidiary of Main Street America Group Mutual Holdings, Inc., a Florida-domiciled mutual property and casualty insurance holding company, which insures risks located primarily in New York, Massachusetts, Connecticut, Pennsylvania, New Hampshire, Virginia and Florida and whose consolidated insurance subsidiaries are rated "A" (Excellent, the third highest of fifteen ratings) by A.M. Best. Following this transaction, we sold our 50% common stock investment in MSA to Main Street America Group, Inc., or the MSA Group, for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group and (ii) 4.9% of the common stock of the MSA Group. These transactions resulted in a net after tax realized gain of $8.5 million.

        Prior to the exchange of our common stock investment in MSA, we accounted for this investment using the equity method of accounting. MSA's net written premiums for the ten months ended October 31, 2006 totaled $424.2 million and its net income totaled $32.3 million. Subsequent to the exchange, our investment in MSA is included in our common stock and fixed income portfolios.

Regulatory Matters

General

        Our insurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, state regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of the consolidated financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders.

State Accreditation and Monitoring

        Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners (NAIC) has adopted risk-based capital (RBC) standards for property and casualty companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; declines in asset values arising from market and/or credit risk; and off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and excessive premium growth. Under laws adopted by individual states, insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Our current RBC ratios are satisfactory.

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

Mandatory Shared Market Mechanisms

        As a condition of our license to do business in certain states, we are required to participate in mandatory shared market mechanisms. Each state dictates the types of insurance and the level of coverage that must be provided. The most common type of shared market mechanism in which we are required to participate is an assigned risk plan. Many states operate assigned risk plans. The NYAIP and New Jersey commercial automobile insurance plans are two such shared market mechanisms in which we are required to participate. These plans require insurers licensed within the applicable state to accept the applications for insurance policies of customers who are unable to obtain insurance in the voluntary market. The total number of such policies an insurer is required to accept is based on its market share of voluntary business in the state. Underwriting results related to assigned risk plans are typically adverse. Accordingly, we may be required to underwrite policies with a higher risk of loss than we would otherwise accept.

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

Guaranty Associations

        The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer's share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments. At December 31, 2008, our aggregate reserve for such assessments totaled $17.4 million.

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

        One of the primary sources of cash inflows for us and certain of our intermediary holding companies is dividends received from our operating subsidiaries. Under the insurance laws of the jurisdictions under which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. During 2008, our first-tier insurance subsidiaries declared and paid $201.5 million in cash and non-cash dividends to OneBeacon Insurance Group LLC (OneBeacon LLC). Our first tier insurance subsidiaries have the ability to pay dividends of approximately $136 million to their parent in 2009 without approval of regulatory authorities.

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

Terrorism

        While the federal government does not directly regulate the insurance business, federal legislation and administrative policies affect the insurance industry. The Terrorism Act established a federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended in December 2007, the law also covers domestic acts of terrorism. See "Business—Reinsurance Protection and Catastrophe Management" and "—Terrorism". We are actively complying with the requirements of the Terrorism Act in order to ensure our ability to be reimbursed by the federal government for any losses we may incur as a result of future terrorist acts.

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

Bermuda Law

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

        Under our bye-laws, each common share is entitled to dividends if, and when, dividends are declared by our board of directors (the Board), subject to any preferred dividend rights of the holders of any preference shares. Issued share capital is the aggregate par value of the company's issued shares, and the share premium account is the aggregate amount paid for issued shares over and above their par value. Share premium accounts may be reduced in certain limited circumstances. In addition, the Companies Act regulates return of capital, reduction of capital and any purchase or redemption of shares by OneBeacon.

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

Competition

        Property and casualty insurance is highly competitive. Our competitors include numerous national and regional property and casualty insurers. The more significant competitive factors for most insurance products we offer are price, product terms and claims service. Our underwriting principles and dedication to independent agency distribution are unlikely to make us the low-cost provider in most markets. However, while it is often difficult for insurance companies to differentiate their products to consumers, we believe that our dedication to providing superior product offerings, expertise and local talent, claims service and disciplined underwriting provide a competitive advantage over typical low-cost providers. However, as the emergence and growth of competitors that have lower cost structures, such as direct writers, continues, we will face greater pressure on our pricing which may impact our ability to compete.

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

        The following table presents the financial strength ratings assigned to our principal insurance operating subsidiaries.

	A.M. Best(1)	Standard & Poor's(2)	Moody's(3)	Fitch(4)
Rating	"A" (Excellent)	"A" (Strong)	"A2" (Good)	"A" (Strong)
Outlook	Stable	Negative	Stable	Stable

(1)
"A" is the third highest of fifteen financial strength ratings.

(2)
"A" is the sixth highest of twenty-one financial strength ratings.

(3)
"A2" is the sixth highest of twenty-one financial strength ratings.

(4)
"A" is the sixth highest of twenty-one financial strength ratings.

Employees

        As of December 31, 2008, we employed approximately 2,500 persons. We believe that we have satisfactory relations with our employees.

AVAILABLE INFORMATION

        We are subject to the informational reporting requirements of the Securities Exchange Act of 1934. In accordance therewith, we file reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These documents are available free of charge at www.onebeacon.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our Code of Business Conduct as well as the charters of our Board Committees are available free of charge at www.onebeacon.com.

        We will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested). Written or telephone requests should be directed to Investor Relations, OneBeacon Insurance Group, Ltd., 1 Beacon Lane, Canton, MA 02021, telephone number (877) 248-8765. Additionally, all such documents are physically available at our registered office at Clarendon House, 2 Church Street, Hamilton, HM 11 Bermuda.

ITEM 1A.    RISK FACTORS

        The information contained in this report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See "FORWARD-LOOKING STATEMENTS" (page 104) for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company's actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

Risks Relating to Our Business

        Our loss reserves may be inadequate to cover our ultimate liability for losses and as a result our financial results could be adversely affected.

        We are required to maintain adequate reserves to cover our estimated ultimate liabilities for loss and LAE. Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as IBNR reserves, which include a provision for expected future development on case reserves. These reserves are estimates based on actuarial and statistical projections of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Because of the uncertainties that surround estimating loss and LAE reserves, we cannot be certain that our reserves are adequate and actual claims and claim expenses paid might exceed our reserves due to the uncertainties that surround estimating loss and LAE reserves. For example, we have had a large number of construction defect claims arising from our general liability and multiple peril lines of business. Construction defect is a highly uncertain exposure due to issues concerning whether coverage exists, the definition of an occurrence, the determination of ultimate damages and the allocation of such damages to financially responsible parties.

        We had established gross loss and LAE reserves of $4,294.0 million and $4,480.3 million as of December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007, and 2006, we recorded (favorable) or adverse loss reserve development of $(62.0) million, $(48.3) million, and $11.3 million, respectively, net of reinsurance, related to the re-estimation of previously established reserves.

        If in the future we determine that our reserves are insufficient to cover our actual loss and LAE, we would have to strengthen our reserves, which could have a material adverse effect on our financial condition and results of operations.

        For additional information relating to loss and LAE reserve requirements, see "Regulatory Matters." For further discussion of our loss and LAE reserves, including our A&E reserves, see

"Business—Loss and LAE Reserves" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."

        Exposure to asbestos or environmental claims could materially adversely affect our financial condition and results of operations.

        Estimating our exposure to A&E claims is subject to a particularly high degree of uncertainty. If we have not established adequate loss and LAE reserves to cover future claims, our financial condition and results of operations could be materially adversely affected.

        To help protect against potential A&E claims relating to the period prior to 2001, we have a reinsurance contract from NICO, rated "AAA" (Extremely Strong, the highest of twenty-one ratings) by Standard & Poor's and "A++" (Superior, the highest of fifteen ratings) by A.M. Best. We refer to this reinsurance contract as the NICO Cover. Under the NICO Cover we are entitled to recover up to $2.5 billion from NICO for (1) all asbestos claims arising from business written by us in 1992 and prior, (2) all environmental claims arising from business written by us in 1987 and prior, and (3) certain other latent exposures. In September 2008, we completed a study of our A&E exposures. Based on the study, we increased our best estimate of incurred losses ceded to NICO, net of underlying reinsurance, by $83 million to $2.2 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Primary Insurance Operations—Year ended December 31, 2008 versus year ended December 31, 2007—Asbestos and Environmental Exposures". As of December 31, 2008, we have ceded estimated incurred losses of approximately $2.2 billion to the NICO Cover, leaving remaining protection under the NICO Cover of $320.2 million. Net losses paid totaled $1.1 billion as of December 31, 2008, with $108.5 million paid in 2008. Due to exclusions in policy language and changes in coverages provided, we do not believe that we have significant exposure to asbestos claims arising from business we wrote after 1992 or to environmental claims arising from business we wrote after 1987.

        As of December 31, 2008, we had established gross loss and LAE reserves for asbestos claims of $1,098.4 million. Approximately 99% of these loss and LAE reserves are covered under reinsurance arrangements. Our net loss and LAE reserves for asbestos claims after giving effect to third party reinsurance other than the NICO Cover was $741.5 million at December 31, 2008. Our net loss and LAE reserves for asbestos claims after giving effect to both third party reinsurance and the NICO Cover was $6.5 million at December 31, 2008.

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

        Insurers, including us, experienced an increase in the number of new asbestos-related claims in recent years, in particular in 2002 and 2003. We experienced a 12% increase in the number of accounts with asbestos-related claims reported during 2002 as compared to 2001 and another 51% increase in the number reported in 2003 from the level reported in 2002. We believe this increase was attributable to, among other things, more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants, an acceleration of claims prior to the potential enactment of U.S. federal asbestos legislation, and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. During 2004, we started to experience a decrease in the number of accounts with asbestos-related claims reported with a 37% decrease from the level reported in 2003; however, the number of accounts with asbestos-related claims reported in 2004 was still above levels reported in 1999, 2000 and 2001. During 2005, 2006 and 2007, we experienced a 6%, 13% and 15% decrease, respectively, in the number of accounts with asbestos-related claims reported when compared to the average of the prior three-year period. During 2008, we experienced a 32% decrease in the number of accounts with asbestos-related claims reported when compared to the average of the prior three-year period. It is uncertain whether the number of new annual claims and filings will continue to decrease, remain stable or increase when compared to prior annual periods. Also, in addition to adding new claims, bankruptcy proceedings may have the effect of significantly accelerating and increasing loss payments by insurers, including us.

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

        As of December 31, 2008, we had established gross loss and LAE reserves for environmental claims of $470.3 million. Approximately 99% of these loss and LAE reserves are covered under reinsurance arrangements. Our net reserves for environmental claims after giving effect to third party reinsurance other than the NICO Cover was $261.2 million at December 31, 2008. Our net loss and LAE reserves for environmental claims after giving effect to both third party reinsurance and the NICO Cover was $5.5 million as of December 31, 2008. Future exposure from environmental claims is uncertain, in part, for reasons similar to those described above for asbestos claims.

        As a result of various state and federal laws and regulations relating to environmental remediation, particularly the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, which is commonly referred to as Superfund, and related damages claims, the insurance industry continues to be involved in litigation involving policy coverage and liability issues. In addition to regulatory pressures, the results of court decisions affecting the industry's coverage positions continue to be inconsistent and have expanded coverage beyond the industry's original expectations. Accordingly, the ultimate liability for environmental costs remains uncertain and could exceed the coverage of our reinsurance arrangements.

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

        We are not relieved of our obligations to our policyholders by purchasing reinsurance. Accordingly, we are subject to credit risk with respect to our reinsurance in the event that a reinsurer is unable to pay amounts owed to us as a result of a deterioration in its financial condition. A number of reinsurers in the industry experienced such deterioration in the aftermath of the 2001 terrorist attacks and the active 2005 hurricane season. To mitigate this risk, we annually review and periodically monitor our reinsurers' financial condition and require at the time of purchase of reinsurance that each of our reinsurers holds a rating of at least "A-" (Excellent, the fourth highest of fifteen ratings) by A.M. Best or the equivalent. While we believe that our reinsurers' financial condition is strong, it is possible that one or more of our reinsurers will be significantly adversely affected by future significant loss events, causing them to be unable to pay amounts owed to us. We also may be unable to recover amounts due under our reinsurance arrangements if our reinsurers choose to withhold payment due to a dispute or other factors beyond our control.

        Unpredictable catastrophic events could adversely affect our financial condition or results of operations.

        We write insurance policies that cover catastrophic events. Our policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires, explosions and severe winter weather. In recent years, the frequency of major weather-related catastrophes has increased. Our exposure to catastrophic windstorm damage in the Northeastern United States is the largest single natural catastrophe risk to our business. Some extremely remote modeled catastrophic events, or series of catastrophic events, could be of sufficient size to cause us to become insolvent, which could adversely affect our financial condition and results of operations. We also have significant exposure to a major earthquake in California and windstorm damage in the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast region (i.e., Florida to Texas). In addition, we are exposed to losses from terrorist attacks, such as attacks on the United States on September 11, 2001.

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

        We manage our exposure to catastrophic losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events, by estimating a probable maximum loss, which we refer to as PML, for many different catastrophe scenarios and by buying reinsurance. To manage and analyze aggregate insured values and PML, we use a variety of tools, including catastrophe modeling software packages. Our estimates of PML are dependent on many variables, including assumptions about the demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity in the aftermath of weather-related catastrophes utilized to model the event and the relationship of the actual event to the modeled event. Accordingly, if our assumptions about these variables are incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our financial condition and results of operations could be materially adversely affected.

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

        We are unable to predict the extent to which our future insurance contracts will cover terrorist acts. We also are unsure how terrorist acts will be defined in our future contracts. The Terrorism Act, which has been extended through the end of 2014, requires primary commercial insurers to make terrorism coverage available and provides Federal protection for certain losses above both individual company retention and industry retention levels. While we know of no reason that the Terrorism Act will not be extended for an additional period of time, there is no assurance that it will be extended or of the terms of any such extension. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners, multi-peril and all professional liability coverages except directors and officers coverage. We manage our exposure to losses resulting from acts of terrorism by limiting our concentration of risk by geographic area. We estimate our PML for different scenarios using computer models in conjunction with other data. We also manage our terrorism exposures by purchasing reinsurance. Our current property and casualty catastrophe reinsurance programs provide coverage for us for "non-certified" events as defined under the Terrorism Act, provided such losses are not the result of a nuclear, biological, chemical or radiological terrorist attack. Nonetheless, risks insured by us, including those covered by the Terrorism Act, remain exposed to terrorist attacks and the possibility remains that losses resulting from future terrorist attacks could prove to be material to our results of operations and financial condition.

        Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Any adverse change in interest rates or volatility in the equity and debt markets could result in significant losses in the fair value of our investment portfolio.

        Our investment portfolio consists of fixed maturity securities, convertible bonds, short-term investments, common equity securities and other investments such as hedge funds, limited partnerships and private equity interests. Our investment selections are designed to maximize after tax, total risk-adjusted return over the long term; however, investing entails substantial risks. We cannot assure you that we will achieve our investment objectives, and our investment performance may vary substantially over time.

        Investment returns are an important part of our changes in book value, and fluctuations in the fixed income or equity markets could impair our results of operations or financial condition. A significant period of time normally elapses between the receipt of insurance premiums and the disbursement of insurance claims. During this time, we generate investment income, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities, by investing our capital as well as insurance premiums allocated to support unpaid loss and LAE reserves. We also recognize unrealized investment gains and losses on the securities we hold in our investment portfolio and we generate investment gains and losses from sales of securities from our investment portfolio.

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

        In addition, we are exposed to changes in the level or volatility of equity prices that affect the value of securities or instruments that derive their value from a particular equity security, a basket of equity securities or a stock index. These conditions are outside of our control and could adversely affect the value of our investments and our results of operations and financial condition. During 2008, financial markets experienced an unprecedented level of volatility. For the year ended December 31, 2008, we recognized a total pre-tax investment loss of $585.1 million, primarily due to the downturn in the equities markets. Although we have taken steps to reduce the level of risk in our portfolio by reducing our equity holdings, which are comprised of common stock, convertible bonds and other investments, from 32% to 19% at December 31, 2008, there is no assurance that these steps will fully protect us from further market downturns and volatility.

        We are highly dependent on WM Advisors, which is owned by White Mountains, and Prospector, in connection with the management of our investment portfolio. WM Advisors supervises and directs the fixed income and alternative investment portion of our investment portfolio, and Prospector supervises and directs the publicly-traded common equity and convertible securities portion of our investment portfolio. The agreements, entered into in November 2006 in connection with our initial public offering, provided for an initial fixed term of three years, which was extended by us for an additional year (a fourth year), and may be extended by us for a second additional year (a fifth year) at or prior to the end of the third year of the term. If we lose our investment relationship with WM Advisors or with Prospector, we may not be able to secure an investment advisor or advisors who will produce returns on our investments similar to these produced by WM Advisors and Prospector in the past, or any positive returns at all.

        We may not maintain favorable financial strength or creditworthiness ratings, which could adversely affect our ability to conduct business.

        Third party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company's control. These financial strength ratings are used by policyholders, agents and brokers as an important means of assessing the suitability of insurers as business counterparties and have become an increasingly important factor in establishing the competitive position of insurance companies. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold or sell our securities. General creditworthiness ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. We believe that strong debt ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt.

        Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. Our current financial strength ratings are "A" ("Excellent," third highest of 15 ratings) by A. M. Best, "A" ("Strong," sixth highest of 21 ratings) by Standard & Poor's, "A2" ("Good," sixth highest of 21 ratings) by Moody's and "A" ("Strong," sixth highest of 21 ratings) by Fitch. We currently have a "Stable" outlook from A.M. Best, Moody's and Fitch. In 2008, Standard &

Poor's changed our outlook from "Stable" to "Negative". A downgrade, withdrawal or negative watch/outlook of our financial strength ratings could limit or prevent our insurance subsidiaries from writing new insurance policies or renewing existing insurance policies, which could have a material adverse affect on our financial condition and results of operations. A downgrade, withdrawal or negative watch/outlook of our creditworthiness ratings could limit our ability to raise new debt or make new debt more costly and/or have more restrictive conditions.

        Our debt and related service obligations could adversely affect our business.

        As of December 31, 2008, we had $732.8 million face value of indebtedness. Our ability to meet our debt and related service obligations, as well as our ability to pay a dividend on our common shares, will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are beyond our control. In addition, White Mountains is subject to restrictive financial covenants contained in its revolving credit facility that require White Mountains to pay the principal and interest on its debt and maintain specified financial ratios and to satisfy financial condition tests. A breach of these covenants could result in an event of default under White Mountains' revolving credit facility which would allow lenders to declare all amounts owed under the revolving credit facility to be immediately due and payable. A failure to pay principal and interest on White Mountains' revolving credit facility would trigger cross acceleration provisions contained in the indentures of our Senior Notes. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations, or to repay any accelerated indebtedness as a result of the trigger of the cross acceleration provisions in the indentures of the Senior Notes. If we do not have enough cash, we may be required to refinance all or part of our existing debt, sell assets, borrow more cash or sell equity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all. See the risk factor concerning our Senior Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing" and Note 18—"Related Party Disclosures" of the accompanying consolidated financial statements.

        We could incur additional indebtedness and issue preferred stock in the future. To the extent new debt, preferred stock and other obligations are added to our and our subsidiaries' current debt levels, the risks described in the previous paragraph would increase.

        We are a holding company with no direct operations, and our insurance subsidiaries' ability to pay dividends to us is restricted by law.

        As a holding company with no direct operations, we rely on net investment income and dividends and other permitted payments from our subsidiaries to pay our expenses. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, under the insurance laws of the jurisdictions in which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Generally, our regulated operating subsidiaries have the ability to pay dividends during any 12-month period in an amount equal to the greater of prior year statutory net income or 10% of prior year statutory surplus, subject to the availability of unassigned funds. As a result, based on 2008 statutory surplus, our top tier regulated operating subsidiaries have the ability to pay approximately $136 million of dividends during 2009, subject to the availability of unassigned funds. As of December 31, 2008, our top tier regulated operating subsidiaries had $0.9 billion of unassigned funds available for dividend distribution. Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level. However, if our insurance subsidiaries cannot pay dividends in future periods, we may have difficulty servicing our debt, paying dividends on our common shares and meeting our holding company expenses. For additional information relating to insurance regulations governing our operations, see "Regulatory Matters."

        The property and casualty insurance industry is highly competitive and we may not be able to compete effectively in the future.

        The property and casualty insurance industry is highly competitive and has, from time to time, experienced severe price competition. Competition in the personal auto insurance business line, for example, is intensifying and rate pressures in the auto industry are expected to continue. We compete with numerous national and regional insurance companies. Many of our competitors have greater financial, marketing and management resources than we do and have established long-term and continuing business relationships throughout the insurance industry, which can be a significant competitive advantage for them.

        In addition, we predominantly offer our products through a network comprised of independent agents. These agents compete with direct writers of insurance, who are often able to offer substantial discounts in pricing as compared to our insurance products. If our agents experience increased competition from direct writers of insurance, we in turn could be adversely affected if they are unable to maintain a competitive position in their respective markets. Our agents might also represent our competitors. If we are unable to maintain our competitive position, our financial condition and results of operations may be adversely affected.

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

        The effects of inflation could cause claim costs to rise in the future. In addition, judicial decisions and legislative actions continue to broaden liability and policy definitions and to increase the severity of claim payments, such as described above with respect to A&E claims. To the extent inflation and these legislative actions and judicial decisions cause claim costs to increase above reserves established for these claims, we will be required to increase our loss and LAE reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

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

        Changes in laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction. For example, legislation has been passed in Florida that significantly changes reinsurance protection provided by the Florida Hurricane Catastrophe Fund to companies that write business in Florida. The new legislation also contains a provision that will disallow insurers that write homeowners insurance elsewhere in the United States to write automobile insurance in Florida unless they also write homeowners insurance in Florida. The impact of the new legislation, which could be adverse, upon our insurance operations in Florida, cannot be determined until regulations interpreting the legislation are promulgated. In addition, state and Federal legislation has been proposed to establish catastrophe funds and underwriting in coastal areas which could impact our business.

        In addition, there are efforts currently underway to federally regulate financial services companies, which could include insurance companies, including through the establishment of a federal regulatory body or agency. This legislation, if enacted, could result in the Federal government assuming a more direct role in the regulation of the insurance industry. The current U.S. Congress could address the issue of Federal regulation of insurance companies, including issues such as Federal preemption of state insurance regulations as well as solvency and capital requirements. We cannot predict whether any Federal legislation will be enacted at all, or if it is enacted, what issues it will address. Any such legislation could have an effect on our business and results of operations.

        We may be unable to collect amounts utilized to capitalize reciprocals.

        Since 2002, we have capitalized three member-owned, not-for-profit insurance associations, which we refer to as reciprocals, by loaning money to them in exchange for surplus notes. As of December 31, 2008, we have loaned an aggregate of $125.9 million, including $0.2 million loaned in the form of a security deposit, to the three reciprocals, and accrued $54.0 million in interest. These three associations are currently consolidated in our consolidated financial statements. As a result, the surplus notes, the security deposit and accrued interest have been eliminated in consolidation. In the future, depending on their financial success, these associations could be deconsolidated. At such time, the surplus notes would be reflected as notes receivable on our balance sheet. Amounts utilized to capitalize reciprocals can be difficult to extract as repayment of principal and interest is subject to regulatory approval. If any reciprocal is unable to cover its ultimate liability for loss and LAE or is unable to obtain insurance regulatory approval to repay us, we would be unable to collect amounts owed under the related surplus note. In addition, while we have no legal obligation to loan further funds to these reciprocals, even in the event their capital becomes depleted, we may decide that it is in our best interest to provide the reciprocal with additional capital, thereby increasing our loss exposure.

  We depend on our key personnel to manage our business effectively and they may be difficult to replace.

        Our performance substantially depends on the efforts and abilities of our management team and other executive officers and key employees. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key management personnel. We do not have fixed term employment agreements with any of our key employees nor key man life insurance, and the loss of one or more of these key employees could adversely affect our business, results of operations and financial condition. Our success also depends on the ability to hire and retain additional key personnel. Difficulty in hiring or retaining key personnel could adversely affect our results of operation and financial condition.

        Our written premiums are heavily concentrated in the Northeastern United States.

        Our revenues and profitability for the foreseeable future will be substantially impacted by prevailing regulatory, economic, demographic, competitive, weather and other conditions in the Northeastern United States. Changes in any of these conditions could make it more costly or more difficult to conduct our business. We are particularly exposed to Northeast windstorm risks. In 2008, 51.4% of our direct written premiums were derived from our Primary Insurance Operations in New York, Massachusetts, New Jersey, Maine and Connecticut.

        Mandated market mechanisms may require us to underwrite policies with a higher risk of loss and assessments and other surcharges for guaranty funds and second-injury funds may reduce our profitability.

        We are often required to participate directly or indirectly in mandatory shared market mechanisms as a condition of our licenses to do business in certain states. These markets, which are commonly referred to as "residual" or "involuntary" markets, generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. In 2008, approximately 1% of our net written premiums, excluding premiums written by AutoOne, related to our participation in mandatory shared market mechanisms. Underwriting performance related to assigned risk plans, a form of mandated market mechanism, is typically adverse and, as a result, we are required to underwrite some policies with a higher risk of loss than we would normally accept.

        Each state dictates the level of insurance coverage that is mandatorily assigned to participating insurers within these markets. Our participation in mandatory shared market mechanisms is principally concentrated in the States of Massachusetts, New Jersey and New York. In certain states, such as New York, the amount of involuntary policies we are obligated to write in a given year is based on our historical market share of all voluntary policies written within that state. The share of involuntary written premium for policies assigned by the NYAIP, a residual insurance plan that obtains personal automobile insurance for individuals who cannot otherwise obtain insurance in the voluntary insurance market, to a particular insurer in a given year is based on the proportion of the total voluntary writings in New York two years earlier. We estimate the cost of discharging our obligation for our NYAIP assignments as of December 31, 2008 to be $4.8 million and we have recorded this estimate as a liability in our consolidated financial statements. Our participation in assigned risk plans may result in greater liabilities than we anticipate and could materially adversely affect our financial condition and results of operations.

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

        We may need to raise additional funds through public or private debt or equity financings in order to:

  •
  fund liquidity needs;

  •
  replace capital lost in the event of a catastrophe or adverse reserve development or investment losses;

  •
  refinance $676 million aggregate principal amount of our Senior Notes;

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

        We may be unable to adequately maintain our systems and safeguard the security of our data which may adversely impact our ability to operate our business and cause reputational harm and financial loss.

        Our business and operations rely on secure and efficient processing, storage and transmission of customer and company data, including personally identifiable information such as a name together with a social security number, bank account number, driver's license number, passport number or birthday (PII). Our ability to effectively operate our business depends upon our ability and the ability of certain third parties to access our computer systems to perform necessary business functions such as providing quotes and product pricing, billing and processing premiums, administering claims, and reporting our financial results. Our business and operations also depend upon our ability to safeguard PII and other confidential and proprietary information belonging to us and our policyholders. Our systems may be vulnerable to unauthorized access and hackers, computer viruses, and other scenarios in which our data may be vulnerable to a breach. Specifically, we could be exposed to data breach risk from lost or stolen laptops, other portable media or misdirected mailings containing PII.

        Data incidents could result in reputational harm to us, which could affect our business and results of operations. Nearly every state has enacted data breach laws and regulations that require, among other things, notification to affected persons and state regulatory agencies of a data breach that involves PII. Some U.S. state and federal laws also require us to implement measures to safeguard PII. For example, new Massachusetts regulations will require our employees to encrypt information stored on laptops and other portable devices and transmitted through electronic media, and take reasonable steps to verify that our third party vendors utilize security procedures to protect PII.

        We have taken a number of steps to mitigate our risk. We have formed a Data Privacy Committee and appointed an Information Privacy and Security Officer. We have implemented policies, procedures, training and education of employees, as well as technology solutions to safeguard our information. Although we have taken measures to safeguard our information and that of policyholder and other third parties, and we continually monitor the security of our systems and information, we could be exposed to data loss. As a result, our ability to conduct our business may be affected, and impact our results of operations, financial condition and reputation.

Risks Relating to Our Relationship with White Mountains

        Control of us by White Mountains and the holding of White Mountains shares by some of our directors and officers may result in conflicts of interest.

        White Mountains beneficially owns all of our Class B common shares, representing 96.8% of the voting power of our voting securities and 75.5% of our total equity. As long as White Mountains owns our common shares representing more than 50% of the voting power of our outstanding voting securities, White Mountains will generally be able to determine the outcome of all corporate actions requiring shareholder approval, including the election of directors. Furthermore, we are relying on the "controlled company" exemption under the rules of the New York Stock Exchange, and are therefore not required to have a majority of independent directors on our Board. Of the eleven directors that we have on our Board, seven are current or former employees, directors or officers of White Mountains. White Mountains also has control over the adoption or amendment of provisions in our memorandum of association or bye-laws and the approval of amalgamations, mergers, and other significant corporate transactions. Furthermore, White Mountains will continue to be able to exercise this control as long as their economic equity ownership in us is at least 20%. These factors also may delay or prevent a change in the management or voting control of us.

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

        In connection with the initial public offering, we entered into an agreement with White Mountains pursuant to which White Mountains guarantees the Senior Notes of our subsidiary, OBH, for a specified fee in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. We further agreed that if White Mountains' voting interest in our common shares ceases to represent more than 50% of all our voting securities, we will seek to redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains' obligations under its guarantee. White Mountains and its subsidiaries beneficially own all of our outstanding Class B common shares, representing 96.8% of the voting power of our voting securities. If we have not successfully eliminated the guarantee within 180 days upon notice of the triggering of the voting interest condition, the guarantee fee will increase by 200 basis points. The guarantee fee will further increase by 100 basis points for each subsequent 90 day period thereafter, up to a maximum guarantee fee of 425 basis points, until White Mountains' obligations under its guarantee have been extinguished. This arrangement could require us to devote significant time and expense trying to refinance the Senior Notes and we may not be able to do so on commercially reasonable terms or at all.

        White Mountains has a revolving credit facility which provides for borrowing up to a maximum of $442 million and which contains restrictive financial covenants. The indenture documents governing the Senior Notes provide that if White Mountains as guarantor of the Senior Notes has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, there is a default under the Senior Notes (commonly referred to as a "cross default"). Therefore, if White Mountains were to breach its financial covenants in its revolving credit facility, an event of default would result, which would allow lenders to declare all amounts owed under the revolving credit facility to be immediately due and payable. A failure to pay the amounts owed under the revolving credit facility would result in a trigger of the cross default provisions in the indenture documents governing the Senior Notes resulting in a required repayment of the Senior Notes. While we believe that White Mountains is able to meet its obligations under its revolving credit facility, there is the potential that adverse market or other conditions which cannot be controlled could adversely impact White Mountains' ability to meet its obligations as well as our ability to refinance the Senior Notes in the event of a cross default. As of December 31, 2008, White Mountains had drawn $200 million under the facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing" and Note 18—"Related Party Disclosures" of the accompanying consolidated financial statements.

Risks That Relate to Taxes

  We may become subject to taxes in Bermuda after 2016.

        We have received a standard assurance from the Bermuda Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or to any of our operations or our shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance's assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. In the event that we become subject to any Bermuda tax after such date, it could have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of the date of this report, we had no unresolved written comments from the Commission staff regarding our periodic or current reports under the Exchange Act.

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

ITEM 3.    LEGAL PROCEEDINGS

        We, and the insurance industry in general, are subject to litigation and arbitration in the normal course of business. We are not a party to any material litigation or arbitration other than as routinely encountered in claims activity, none of which is expected by management to have a material adverse effect on our financial condition and/or cash flows.

        On July 24, 2008, we and Liberty Mutual entered into a Confidential Settlement Agreement and Release (the Settlement Agreement) that resolved nearly four years of arbitration and litigation. The disputes concerned amounts which Liberty Mutual asserted were due to it under agreements with us (the Liberty Agreements) for unallocated loss adjustment expenses and amounts which we asserted were due to it related to claims administration and reinsurance. The Settlement Agreement represents a full and final resolution of the disputes related to the Liberty Agreements.

        In connection with the Settlement Agreement, we took a pre-tax charge in the amount of $9.2 million in the second quarter of 2008, representing a part of the cost of the settlement. We made a cash payment to Liberty Mutual in the amount of $16.0 million on July 30, 2008. No further charges or payments will be made with respect to the disputed matters.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our shareholders during the fourth quarter of 2008.

Executive Officers of the Registrant and its Subsidiaries as of February 27, 2009:

Name	Age	Position(s)
T. Michael Miller	50	Director, President and Chief Executive Officer
Paul H. McDonough	44	Senior Vice President and Chief Financial Officer
Ann Marie Andrews	36	Chief Accounting Officer
Alexander C. Archimedes	57	Senior Vice President, OneBeacon Insurance Company
Andrew C. Carnase	44	Senior Vice President, OneBeacon Insurance Company
Jane E. Freedman	40	Secretary
Kevin J. Rehnberg	45	Senior Vice President, OneBeacon Insurance Company
Bradford W. Rich	61	Senior Vice President and General Counsel

        Set forth below is information concerning our directors and executive officers as of the date of this filing:

        T. Michael Miller became a director and President and Chief Executive Officer of OneBeacon in August 2006 and was elected President and Chief Executive Officer of OneBeacon LLC in July 2005 and joined OneBeacon LLC as its Chief Operating Officer in April 2005. Prior to joining OneBeacon, Mr. Miller spent 10 years at St. Paul Travelers, most recently as Co-Chief Operating Officer. Prior to joining St. Paul Travelers, Mr. Miller spent 14 years with The Chubb Corporation.

        Paul H. McDonough was elected Chief Financial Officer of OneBeacon in August 2006 and was elected Chief Financial Officer of OneBeacon LLC in December 2005. Mr. McDonough previously served as Executive Vice President and Chief Financial Officer for BJ's Wholesale Club in 2005, and served as Treasurer for St. Paul Travelers, where he worked from 1999-2004. Prior to joining St. Paul Travelers, Mr. McDonough served in finance roles with Sears and with Chevron.

        Ann Marie Andrews became Chief Accounting Officer of OneBeacon in October 2006. Prior thereto, Ms. Andrews served in various financial roles of increasing responsibility at OneBeacon, most recently as controller of OneBeacon LLC. Prior to joining OneBeacon in July 2002, she was with Arthur Andersen LLP.

        Alexander C. Archimedes became Senior Vice President of OBIC in September 2002 after joining OBIC in January 2002. Mr. Archimedes was previously employed by Fireman's Fund Insurance Company for 16 years and most recently served as President and Chief Executive Officer of Parkway Insurance Company (a Fireman's Fund subsidiary) from 1993 to 2001. Prior to joining Fireman's Fund, Mr. Archimedes spent 9 years at Colonial Penn Insurance Company in various field and operational roles.

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

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common shares of OneBeacon are listed and traded on the New York Stock Exchange (Symbol: OB). Our Class A common shares began trading on November 9, 2006. Prior to such date, there was no established public trading market for our common shares. We also have Class B common shares that are not listed for trading, all of which are held by White Mountains. There is no public market for this class of securities. The closing price per share of the Class A common shares on the New York Stock Exchange on February 26, 2009 was $10.82. As of February 26, 2009, the 23,339,461 outstanding Class A common shares were held by 22 holders of record. During 2008, we paid a quarterly dividend of $0.21 per common share and a special dividend of $2.03 per common share in March 2008, or $275.5 million total. On February 25, 2009, the Board declared a dividend of $0.21 per common share, payable on March 26, 2009 to shareholders of record on March 16, 2009. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividend Capacity".

        The following table presents the range of share prices for our Class A common shares for the periods indicated, and the quarterly dividends declared per share:

	Three months ended,
	March 31,	June 30,	September 30,	December 31,
2008
Common share price:
High	$23.73	$20.05	$22.52	$20.75
Low	$18.15	$17.57	$15.58	$7.15
Dividends declared	$2.24	$0.21	$0.21	$0.21
2007
Common share price:
High	$28.24	$26.46	$25.50	$22.20
Low	$24.70	$23.71	$20.15	$20.22
Dividends declared	$0.21	$0.21	$0.21	$0.21

        We were acquired by White Mountains from Aviva in 2001. White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of our Class A common shares in an initial public offering. Prior to the initial public offering, we were a wholly-owned subsidiary of White Mountains. As of December 31, 2008, White Mountains owned 75.5% of our common shares.

        For information on securities authorized for issuance under our equity compensation plans, see "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters."

Purchases of Equity Securities by the Issuer

        On August 22, 2007, the Board authorized us to repurchase up to $200.0 million of our Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the fourth quarter of 2008, we repurchased no shares. As of December 31, 2008, 5.0 million Class A common shares were repurchased for $101.8 million and retired.

Stock Performance Graph

        The following chart compares the total return on a cumulative basis of $100 invested in our Class A common shares on November 9, 2006, the date our shares commenced trading on the New York Stock Exchange, to the Standard & Poor's 500 Stock Index and the Standard & Poor's Property and Casualty Insurance Index.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth our selected consolidated financial information for the dates indicated. We have derived the selected consolidated financial information presented below as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 from our consolidated financial statements, which have been prepared in accordance with GAAP.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share amounts)
Summary Income Statement Data:
Net written premiums	$1,963.1	$1,864.4	$2,007.0	$2,095.6	$2,164.7

Revenues
Earned premiums	$1,879.0	$1,873.6	$2,075.9	$2,012.7	$2,087.1
Net investment income	164.4	208.5	191.8	236.8	209.6
Net realized investment (losses) gains	(318.9)	173.7	163.6	123.2	128.8
Change in net unrealized investment gains and losses(1)	(444.7)	—	—	—	—
Net other revenues	13.8	17.2	38.8	24.1	59.5

Total revenues	1,293.6	2,273.0	2,470.1	2,396.8	2,485.0

Expenses
Loss and LAE	1,126.2	1,089.8	1,283.6	1,390.4	1,385.4
Policy acquisition expenses and other underwriting expenses	659.1	648.3	740.0	612.7	709.8
General and administrative expenses	20.3	9.8	15.3	8.4	81.9
Accretion of fair value adjustment to loss and LAE reserves(2)	12.0	16.0	23.0	26.0	33.2
Interest expense(3)	78.3	110.6	104.1	96.5	92.6

Total expenses	1,895.9	1,874.5	2,166.0	2,134.0	2,302.9

Pre-tax (loss) income from continuing operations	(602.3)	398.5	304.1	262.8	182.1
Income tax benefit (provision)	219.6	(147.9)	(68.9)	(82.1)	(49.4)

Net (loss) income from continuing operations before equity in earnings of unconsolidated affiliate	(382.7)	250.6	235.2	180.7	132.7
Equity in earnings of unconsolidated affiliate	—	—	10.3	5.6	27.4

Net (loss) income from continuing operations	(382.7)	250.6	245.5	186.3	160.1
Net income (loss) from discontinued operations	—	—	1.2	25.2	(24.1)
Gain from sale of discontinued operations, net of tax	—	—	—	21.1	—

Net (loss) income	(382.7)	250.6	246.7	232.6	136.0
Other comprehensive (loss) income(1)	(25.5)	(5.8)	29.0	(144.8)	84.3

Comprehensive net (loss) income	$(408.2)	$244.8	$275.7	$87.8	$220.3

(Loss) earnings per share:
Net (loss) income from continuing operations
Basic	$(3.99)	$2.51	$2.46	$1.86	$1.60
Diluted	$(3.99)	$2.51	$2.46	$1.86	$1.60
Net (loss) income
Basic	$(3.99)	$2.51	$2.47	$2.33	$1.36
Diluted	$(3.99)	$2.51	$2.47	$2.33	$1.36
Weighted average number of shares outstanding	95.9	99.8	100.0	100.0	100.0

	Year ended December 31,
	2008	2007	2006	2005	2004
	($ in millions)
Selected Ratios (Based on GAAP Income Statement Data):
Consolidated
Loss and LAE ratio(4)	59.9%	58.2%	61.8%	69.1%	66.4%
Expense ratio(5)	35.1	34.6	35.6	30.4	34.0

Combined ratio(6)	95.0%	92.8%	97.4%	99.5%	100.4%
Primary Insurance Operations
Loss and LAE ratio(4)	59.9%	58.2%	60.7%	67.2%	65.7%
Expense ratio(5)	35.1	34.6	35.6	31.4	34.2

Combined ratio(7)	95.0%	92.8%	96.3%	98.6%	99.9%
Summary Balance Sheet Data:
Total cash and investments	$3,864.5	$5,218.9	$5,254.2	$4,808.6	$5,209.6
Total assets	7,940.8	9,520.2	9,869.4	10,252.7	9,954.0
Loss and LAE reserves	4,294.0	4,480.3	4,837.7	5,354.3	4,922.2
Unearned premiums	1,088.2	1,005.9	985.2	1,042.8	1,001.4
Debt	731.9	757.7	759.5	744.9	726.3
Intercompany debt payable	—	—	—	—	1,000.0 (8)
Preferred stock subject to mandatory redemption	—	278.4	262.3	234.0	211.9
Common shareholders' equity	1,155.1	1,906.5	1,777.2	1,560.0 (8)	417.5 (8)

(1)
Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Liabilities" (SFAS 159). SFAS 159 allows companies the election to report financial assets and liabilities at fair value with unrealized gains and losses reported in revenues. We adopted SFAS 159 for our available-for-sale securities and our investments in limited partnerships, hedge funds and private equity interests. Subsequent to adoption, we report changes in fair value in revenues. Accordingly, total revenues and pre-tax income (loss) for 2008, which included $444.7 million of change in net unrealized investment gains and losses, are not directly comparable to such measures for all other periods presented above.

(2)
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

(3)
In accordance with our adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150), beginning in the third quarter of 2003, we began presenting all accretion and dividends on preferred stock subject to mandatory redemption as interest expense.

(4)
The loss and LAE ratio is calculated by dividing loss and LAE, which includes long-term compensation expense, by earned premiums.

(5)
The expense ratio is calculated by dividing policy acquisition expenses and other underwriting expenses, which includes long-term compensation expense, by earned premiums.

(6)
The combined ratio is the sum of the loss and LAE ratio and the expense ratio, including long-term incentive compensation expense. Long-term incentive compensation expense increased our consolidated combined ratio by 0.7 points, 1.6 points, 2.1 points, 1.8 points and 5.3 points for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(7)
Includes our long-term incentive compensation expense. Long-term incentive compensation expense increased our combined ratio for the Primary Insurance Operations segment by 0.7 points, 1.6 points, 2.3 points, 1.8 points and 5.0 points for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that our expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than our expectations. See "Forward-Looking Statements" on page 104 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

        The following discussion also includes three non-GAAP financial measures, adjusted book value per common share, adjusted common shareholders' equity and loss and loss adjustment expenses ratio prior to reserve reallocation and total combined ratio prior to reserve reallocation that have been reconciled to their most comparable GAAP financial measures (see below and pages 60 and 74). OneBeacon believes these measures to be useful supplements to the comparable GAAP measures in evaluating OneBeacon's financial performance.

Book Value and Adjusted Book Value Per Common Share for the Year Ended December 31, 2008

        We ended the full year 2008 with a book value per share of $12.15 reflecting a 21.5% decrease for the year ended December 31, 2008, adjusted for the defeasance of our mandatorily redeemable preferred stock and including dividends. The reduction was mainly due to a (13.0)% total return on invested assets for the year ended December 31, 2008. We reported comprehensive net loss of $408.2 million in the year ended December 31, 2008, compared to comprehensive net income of $244.8 million in the year ended December 31, 2007. Our underwriting results although solid also contributed to the decline in book value per share and adjusted book value per share with a GAAP combined ratio of 95.0% for the year ended December 31, 2008, compared to 92.8% for the year ended December 31, 2007. The increase in the combined ratio was primarily due to $57.4 million of catastrophe losses in the year ended December 31, 2008, primarily related to hurricanes Ike and Gustav and catastrophe losses from tornados in the southeastern United States experienced in the first quarter of 2008. Total net written premiums increased 5.3% in the year ended December 31, 2008 to $1,963.1 million, compared to $1,864.4 million in the year ended December 31, 2007, driven primarily by premiums from our new specialty collector car and boat business.

        The following table presents our adjusted book value per common share and reconciles this non-GAAP financial measure to its most comparable GAAP measure.

	As of December 31,
	2008	2007	2006
	(in millions except per share amounts)
Numerator
Common shareholders' equity	$1,155.1	$1,906.5	$1,777.2
Remaining adjustment of subsidiary preferred stock to face value	—	(21.6)	(57.7)

Adjusted common shareholders' equity(1)	$1,155.1	$1,884.9	$1,719.5

Denominator
Common shares outstanding(2)	95.1	98.5	100.0

Book value per common share	$12.15	$19.36	$17.77

Adjusted book value per common share(1)	$12.15	$19.14	$17.20

(1)
Represents a non-GAAP financial measure.

(2)
Includes the impact of repurchases of Class A common shares made through the Company's share repurchase program which commenced in the third quarter of 2007.

Overview

        We are a property and casualty insurance writer that provides a range of specialty insurance products as well as a variety of segmented commercial and personal insurance products. With roots dating back to 1831, we have been operating for more than 175 years and have many long-standing relationships with independent agencies, which constitute our primary distribution channel. We consist of a group of operating companies which are U.S.-based property and casualty insurance writers, most of which operate in a multi-company pool. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus rather than just on its own capital and surplus. Under such arrangements, the members share substantially all insurance business that is written, and allocate the combined premiums, losses and expenses. In the year ended December 31, 2008, our net written premiums totaled $2.0 billion and we had total assets of $7.9 billion and total common shareholders' equity of $1.2 billion at December 31, 2008.

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

        In the first quarter of 2008, we began to include Community Banks within commercial lines. Community Banks was formerly reported in specialty lines. The reporting change was undertaken to better align the reported results of our underwriting units with their product and management structure. Prior periods have been reclassified to conform to the current presentation.

        Affiliate Quota Shares.    During 2004 and 2005, we entered into two quota share reinsurance arrangements with other subsidiaries of White Mountains, primarily for White Mountains' capital management purposes. These agreements were commuted in the fourth quarter of 2006 in connection with our initial public offering. Under the Sirius Quota Share, we ceded between 6% and 12% of business written, effective April 1, 2004, to Sirius. Under the Esurance Quota Share, effective January 1, 2005, we assumed approximately 85% of business written by Esurance, which includes business written by its wholly-owned subsidiary.

        Other Operations.    Our Other Operations segment consists of the activities of OneBeacon Insurance Group, Ltd. and our intermediate subsidiary holding companies which include OneBeacon U.S. Enterprises Holdings, Inc. and OneBeacon U.S. Holdings, Inc., both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda.

  Revenues

        We account for insurance policies that we write in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" (SFAS 60). Premiums written are recognized as revenues and are earned ratably over the term of the related policy. Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. AutoOne, one of our subsidiaries, which acts as a LAD servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger and commercial automobile assigned risk exposures in 21 states and the District of Columbia. AutoOne receives LAD and CLAD servicing fees from these other companies for assuming these risks. In addition, AutoOne chooses to write certain policies voluntarily by taking risks out of the NYAIP. These policies generate takeout credits which can be sold for fees, which we refer to as take-out fees, to other carriers. These other carriers in turn can use such credits to reduce their obligations to write assigned risk business. AutoOne's LAD and CLAD servicing and take-out fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates.

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

  Loss and Loss Adjustment Expenses

        Loss and LAE are charged against income as incurred. Unpaid loss and LAE reserves are based on estimates (generally determined by claims adjusters, legal counsel and actuarial staff) of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid loss and LAE reserves represent management's best estimate of ultimate loss and LAE, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are reviewed and updated on a quarterly basis and any adjustments resulting therefrom are reflected in current operations. The process of estimating loss and LAE involves a considerable degree of judgment by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the consolidated financial statements.

  Reinsurance

        Our insurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk and to limit losses arising from catastrophic events. The majority of such reinsurance contracts are executed through excess-of-loss treaties and catastrophe contracts under which a third party reinsurer indemnifies our insurance subsidiaries for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. We also have entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are ceded to third party reinsurers on a pro rata basis. The amount of each risk ceded by us is subject to maximum limits that vary by line of business and type of coverage. Amounts related to reinsurance contracts are recorded in our consolidated financial statements in accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" (SFAS 113), and Emerging Issues Task Force Topic No. D-54 (EITF Topic D-54), as applicable.

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

  Mandatorily Redeemable Preferred Stock

        We had two classes of mandatorily redeemable preferred stock of subsidiaries which were redeemed in the years ended December 31, 2008 and 2007. These instruments were classified as liabilities and were carried at their historical carrying values. All dividends and accretion on our mandatorily redeemable preferred stock have been recorded as interest expense. See Note 11—"Mandatorily Redeemable Preferred Stock of Subsidiaries" of the accompanying consolidated financial statements.

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

        Compensation of our senior management team, including our named executive officers, consists primarily of three components: base salary, annual bonus and long-term incentive awards. Base salaries have been capped at $500,000. Annual bonus targets for all senior executives are 50%, with the exception of the Chief Executive Officer at 75%, of base salary. Long-term incentives for senior executives have in the past been comprised of performance shares and/or performance units. Under these instruments, payouts are explicitly tied to White Mountains' or OneBeacon's performance over a three-year period and are highly variable (the actual number of shares/units paid out at the end of the cycle will range from 0% to 200% of target depending on performance against established goals). See Note 10—"Employee Share-Based Incentive Compensation Plans" of the accompanying consolidated financial statements.

  Share-Based Compensation—Primary Insurance Operations

  2003-2005 through 2006-2008 performance cycles

        For these cycles, OneBeacon revised the design of its long-term incentive plans from prior plan designs principally to use OneBeacon performance units instead of White Mountains performance shares, with performance targets primarily tied to OneBeacon's adjusted combined ratio. Each unit is initially valued at $100 and compounds in value over the performance period by the underwriting return on capital achieved by OneBeacon. In the case of certain senior officers of our Primary Insurance Operations segment, a portion of their long-term incentive compensation in these periods had been denominated in White Mountains performance shares. As a result of the shift from White Mountains performance shares to OneBeacon performance units, OneBeacon's incentive compensation expense associated with these performance cycles is no longer significantly impacted by changes in the market price of White Mountains common shares. Prior to February 2007, the value of OneBeacon's performance shares was based upon the market price of an underlying White Mountains common share (WTM Performance Shares). In February 2007, the OneBeacon Compensation Committee of the Board (the Compensation Committee) canceled all of OneBeacon's WTM Performance Shares outstanding (for the 2005-2007 and 2006-2008 performance cycles) and replaced the awards with two performance share grants, a one-year 2007 performance cycle and a two-year 2007-2008 performance cycle, whose value is based upon the market price of an underlying OneBeacon common share (OB Performance Shares). In the 2007 performance cycle, a total of 117,363 performance shares were earned based upon a performance factor of 63%. As of December 31, 2008, 137,400 performance shares were outstanding with respect to the 2007-2008 performance cycle.

  2007-2009 performance cycle

        In February 2007, the Compensation Committee approved the principal performance share goal of the OneBeacon Long-Term Incentive Plan (the Incentive Plan) to be growth in its intrinsic business value per share (GIBVPS). GIBVPS is defined by the Compensation Committee with respect to each award cycle. For the 2007-2009 performance cycle, the Compensation Committee defined GIBVPS to be a weighted measure comprised of growth in adjusted book value per share, underwriting return on equity and growth in our price per common share. As of December 31, 2008, 763,748 performance shares were outstanding with respect to the 2007-2009 performance cycle.

  2008-2010 performance cycle

        In February 2008, the Compensation Committee defined GIBVPS for the 2008-2010 performance cycle to be a weighted measure comprised of growth in adjusted book value per share and underwriting return on equity. As of December 31, 2008, 1,367,379 performance shares were outstanding with respect to the 2008-2010 performance cycle.

  Restricted Stock Units

        In connection with OneBeacon's initial public offering, options were issued to certain key employees as a one-time incentive. The options did not include a mechanism to reflect the contribution to total return from the regular quarterly dividend. As a result, in February 2008, the Compensation Committee approved a grant of restricted stock units as a supplement to the initial public offering stock grant. The performance goal for the restricted stock units is growth in adjusted book value per share. As of December 31, 2008, 113,990 restricted stock units were outstanding.

  Compensation—Other Operations

        In connection with the Internal Reorganization, on August 3, 2006, all employees of our Other Operations segment became employees of White Mountains. Therefore, we will no longer incur significant compensation expense in our Other Operations segment.

  Share-Based Compensation Recognition

        Our share-based compensation plans consist of performance shares which are typically settled in cash, stock options which were granted in connection with our initial public offering and restricted stock units. Effective January 1, 2006, we account for these share-based compensation plans in accordance with SFAS No. 123R, "Share-Based Payment" or SFAS 123R. Compensation cost is measured and recognized based on the current market price of the underlying common shares and on the number of shares that are expected to vest. Prior to adoption of SFAS 123R, we accounted for these plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, whereby we recognized compensation cost based on the current market price of the underlying common shares and on the assumption that all shares awarded would vest. Prior to the adoption of SFAS 123R, compensation cost gave effect only to actual rather than assumed forfeitures.

  Purchase Accounting

        In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on our balance sheet as of June 1, 2001. This net change to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, we recognized $12.0 million, $16.0 million and $23.0 million of such charges, recorded as loss and LAE, in the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the outstanding pre-tax unaccreted adjustment was $5.4 million.

  Income taxes

        The income tax (benefit) provision related to pre-tax income or loss from continuing operations for the years ended December 31, 2008, 2007 and 2006 represented an effective tax rate of (36.5)%, 37.1% and 22.7%, respectively. Our effective tax rate for the year ended December 31, 2008 was higher than the U.S. statutory rate of 35% due to a pre-tax loss from operations in the United States and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock. Our effective tax rate for the year ended December 31, 2007 was higher than the U.S. statutory rate of 35% primarily due to withholding taxes payable on dividends paid from income generated in the United States and non-deductible dividends and accretion on the Berkshire Preferred Stock and Zenith Preferred Stock, partially offset by income generated in jurisdictions other than the United States at lower tax rates. Our effective tax rate for the year ended December 31, 2006 was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock and Zenith Preferred Stock. In addition, our effective tax rate for the year ended December 31, 2006 was lower than the U.S. statutory rate of 35% due to the settlement of the Federal income tax audits related to tax years prior to 2003 and tax benefits recognized on the exchange of our investment in MSA.

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

        Net income from continuing operations for the year ended December 31, 2006 excludes the results of operations for the above entities. Net income from discontinued operations has been presented separately and is shown net of related income taxes.

        Cash flows associated with the operating and investing activities of discontinued operations are aggregated and presented under separate captions in our consolidated statements of cash flows. There were no cash flows associated with financing activities for the discontinued operations.

Other Acquisitions and Dispositions

        During the fourth quarter of 2008, we sold one of our inactive licensed subsidiaries, Farmers and Merchants Insurance Company (FMIC), to Pride Holdings LLC for $7.8 million in cash and recorded a pre-tax gain of $1.1 million through net other revenues.

        During the third quarter of 2008, we acquired EBI, an insurance agency specializing in the entertainment, sports and leisure industries, for $8.0 million in cash. In connection with the purchase of EBI, which was accounted for as an acquisition under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations," we recorded the identifiable assets and liabilities of EBI at their fair value at acquisition date. Significant assets and liabilities acquired include premiums and commissions receivable of $16.6 million and premiums and commissions payable of $16.1 million. After allocating the purchase price to identifiable tangible assets and liabilities, we also recorded an intangible asset of $9.5 million which represents the value of business in force at the acquisition date. The amortization associated with the intangible asset will be amortized over a 10-year period in proportion to the timing of the discounted cash flows used to value the business.

        During the first quarter of 2008, we sold one of our inactive licensed subsidiaries, Midwestern Insurance Company (MWIC), to National Guaranty Insurance Company for $4.2 million in cash and recorded a pre-tax gain of $1.0 million through net other revenues.

        During the third quarter of 2007, we sold one of our inactive licensed subsidiaries, American Employers' Insurance Company (AEIC) to Sparta Insurance Holdings, Inc. (Sparta) for $47.7 million in cash, gross of sales costs, and recorded a pre-tax gain of $11.3 million through net other revenues.

        On October 31, 2006, we restructured our investment in MSA. We received a $70 million cash dividend from MSA following which we sold our 50% common stock investment in MSA to Main Street America Group, Inc. (the MSA Group) for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group and (ii) 4.9% of the common stock of the MSA Group. (See Note 3—"Acquisitions and Dispositions" of the accompanying consolidated financial statements.) Effective October 31, 2006 and prior to the adoption of SFAS 159, we accounted for our remaining investment in the MSA Group in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Prior to the sale, we owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting. These transactions resulted in a net after tax realized gain of $8.5 million.

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

Results of Operations

Review of Consolidated Results

        A summary of our consolidated financial results for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year ended December 31,
	2008	2007	2006
	($ in millions)
Net written premiums	$1,963.1	$1,864.4	$2,007.0

Revenues
Earned premiums	$1,879.0	$1,873.6	$2,075.9
Net investment income	164.4	208.5	191.8
Net realized investment (losses) gains	(318.9)	173.7	163.6
Change in net unrealized investment gains and losses	(444.7)	—	—
Net other revenues	13.8	17.2	38.8

Total revenues	1,293.6	2,273.0	2,470.1

Expenses
Loss and LAE	1,126.2	1,089.8	1,283.6
Policy acquisition expenses	368.3	318.9	379.9
Other underwriting expenses	290.8	329.4	360.1
General and administrative expenses	20.3	9.8	15.3
Accretion of fair value adjustment to loss and LAE reserves	12.0	16.0	23.0
Interest expense on debt	44.9	45.2	45.5
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	33.4	65.4	58.6

Total expenses	1,895.9	1,874.5	2,166.0

Pre-tax (loss) income from continuing operations	(602.3)	398.5	304.1
Income tax benefit (provision)	219.6	(147.9)	(68.9)

Net (loss) income from continuing operations before equity in earnings of unconsolidated affiliate	(382.7)	250.6	235.2
Equity in earnings of unconsolidated affiliate	—	—	10.3

Net (loss) income from continuing operations	(382.7)	250.6	245.5
Net income from discontinued operations	—	—	1.2

Net (loss) income	(382.7)	250.6	246.7
Other comprehensive (loss) income	(25.5)	(5.8)	29.0

Comprehensive net (loss) income	$(408.2)	$244.8	$275.7

  Consolidated Results—Year ended December 31, 2008 versus year ended December 31, 2007

        Our comprehensive net loss was $408.2 million in the year ended December 31, 2008, compared to comprehensive net income of $244.8 million in the year ended December 31, 2007. Comprehensive net loss for the year ended December 31, 2008 included the impact of a $19.5 million (after tax) decrease in our pension plans primarily related to a decrease in the over-funded status of our qualified pension plan driven by investment results and a $5.7 million (after tax) decrease in our interest rate swap relating to the mortgage note.

        Net loss was $382.7 million in the year ended December 31, 2008, compared to net income of $250.6 million in the year ended December 31, 2007. As described below, effective January 1, 2008, we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" (SFAS 159) and elected to record the changes in net unrealized gains and losses from our available-for-sale securities and our investments in limited partnerships, hedge funds and private equity interests in revenues in arriving at net income. In prior periods, these changes have been included in other comprehensive income. Accordingly, net (loss) income and pre-tax (loss) income for the year ended December 31, 2008 are not directly comparable to such measures for the year ended December 31, 2007. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results" for further discussion.

        Our total revenues decreased 43.1% to $1,293.6 million in the year ended December 31, 2008, compared to $2,273.0 million in the year ended December 31, 2007. The decrease was mainly due to a $492.6 million decrease in net realized investment (losses) gains to $(318.9) million and the inclusion of a $(444.7) million change in net unrealized investment gains and losses in the year ended December 31, 2008. During the year ended December 31, 2008, we recognized realized losses of $239.8 million for declines in fair value deemed to be other-than-temporary. These realized losses were comprised primarily of $136.8 million of losses related to common equity securities, $58.4 million of losses related to fixed maturity investments, $14.7 million related to convertible bonds and $29.9 million of losses related to other investments. The loss in common equity securities included $20.9 million of losses within the energy sector, $29.5 million within the utilities sector, $35.6 million within the financial sector, $30.3 million within the materials sector and $13.5 million within the consumer discretionary sector. The year ended December 31, 2007 included the sale of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation in the first half of 2007. Net investment income decreased 21.2% to $164.4 million in the year ended December 31, 2008. Net other revenues decreased 19.8% to $13.8 million in the year ended December 31, 2008, compared to $17.2 million in the year ended December 31, 2007. The year ended December 31, 2008 included a $1.0 million gain from the sale of MWIC and a $1.1 million gain from the sale of FMIC. The year ended December 31, 2007 included an $11.3 million gain from the sale of AEIC.

        Our total expenses increased 1.1% in the year ended December 31, 2008 to $1,895.9 million, compared to $1,874.5 million in the year ended December 31, 2007. Loss and LAE increased by 3.3% to $1,126.2 in the in the year ended December 31, 2008 primarily due to $57.4 million of current accident year catastrophe losses, compared to $16.4 million in the year ended December 31, 2007, partially offset by a $13.7 million increase in favorable loss reserve development compared to the year ended December 31, 2007 as described below. Policy acquisition expenses increased by 15.5% to $368.3 million in the year ended December 31, 2008 mainly due to higher acquisition costs associated with our newer specialty lines businesses and the change in mix of business at OBPP. In addition, in the year ended December 31, 2007, insurance acquisition expenses were lower due to an increase in the deferral rate of commercial lines' policy acquisition costs related to the expansion into new states and the benefit of a $7.6 million state premium tax refund in personal lines. These increases were slightly offset by a decrease in other underwriting expenses. General and administrative expenses increased 107.1% to $20.3 million primarily related to operating expenses of EBI which was acquired in the third quarter of 2008.

        Our income tax (benefit) provision related to pre-tax income or loss for the years ended December 31, 2008 and 2007 represented effective tax rates of (36.5)% and 37.1%, respectively. The effective tax rate for the year ended December 31, 2008 was higher than the U.S. statutory rate of 35% due to a pre-tax loss from operations in the United States and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock. Our effective tax rate for the year ended December 31, 2007 was higher than the U.S. statutory rate of 35% primarily due to withholding taxes payable on dividends paid from income generated in the United States and non-deductible dividends and accretion on the Berkshire Preferred Stock and Zenith Preferred Stock, partially offset by income generated in jurisdictions other than the United States at lower tax rates.

        Our GAAP combined ratio for the year ended December 31, 2008 increased to 95.0% from 92.8% for the year ended December 31, 2007. The loss and LAE ratio increased 1.7 points to 59.9% while the expense ratio increased 0.5 points to 35.1%. The increase in the loss and LAE ratio was due to 3.1 points of current accident year catastrophe losses mainly from hurricane Ike primarily within our specialty and commercial lines, and winter weather in the southeastern United States experienced in commercial lines in the first quarter of 2008. The loss and LAE ratio was also higher due to large losses at IMU in specialty lines and in the middle market division in commercial lines. These increases were partially offset by $62.0 million or 3.3 points of favorable loss reserve development due primarily to lower than expected severity on non-catastrophe losses. The favorable non-catastrophe loss reserve development was primarily related to professional liability in specialty lines and package business in commercial lines partially offset by adverse loss reserve development at AutoOne and in run-off. The year ended December 31, 2007 included $48.3 million or 2.6 points of favorable loss reserve development due to lower than expected frequency for professional liability in specialty lines and lower than expected severity for automobile liability in personal lines partially offset by adverse loss reserve development for multiple peril and workers compensation primarily for accident years 2001 and prior. The increase in the expense ratio was from an increase in policy acquisition expenses, offset by a decrease in other underwriting expenses as described above. The year ended December 31, 2007 included a 1.0 point benefit from the partial settlement of our qualified pension plan and a 0.4 point benefit from a state premium tax refund, partially offset by 0.7 points of office consolidation costs.

  Consolidated Results—Year ended December 31, 2007 versus year ended December 31, 2006

        Our comprehensive net income was $244.8 million in the year ended December 31, 2007, compared to comprehensive net income of $275.7 million in the year ended December 31, 2006. The decrease in comprehensive net income was mainly due to a $34.8 million decrease in other comprehensive income which included a $20.5 million decrease in the change in net unrealized investment gains and losses and a $12.8 million decrease in the change in foreign currency translation adjustments primarily related to our foreign investment securities.

        Net income was $250.6 million in the year ended December 31, 2007, compared to $246.7 million in the year ended December 31, 2006. Our total revenues decreased 8.0% for the year ended December 31, 2007 to $2,273.0 million, compared to $2,470.1 million in the year ended December 31, 2006, due principally to a 9.7% decrease in earned premiums for 2007. The year ended December 31, 2006 included $309.9 million of business assumed from the affiliate quota share agreement with Esurance, which was commuted in the fourth quarter of 2006, in connection with our initial public offering. Net realized investment gains increased to $173.7 million in the year ended December 31, 2007, compared with $163.6 million in the year ended December 31, 2006. Net investment income increased to $208.5 million in the year ended December 31, 2007, compared with $191.8 million in the year ended December 31, 2006. Net other revenues decreased 55.7% for the year ended December 31, 2007 to $17.2 million, compared to $38.8 million in the year ended December 31, 2006, which included a $30.4 million gain on the sale of renewal rights of Agri to QBE. Partially offsetting the Agri gain was a $12.6 million pre-tax loss on the sale of our investment in MSA. This pre-tax loss was offset by tax benefits recognized on the exchange of our investment in MSA described above. Net other revenues in the year ended December 31, 2007 included an $11.3 million gain from the sale of AEIC.

        Out total expenses decreased 13.5% for the year ended December 31, 2007 to $1,874.5 million, compared to $2,166.0 million in the year ended December 31, 2006, primarily due to a $193.8 million decrease in loss and LAE. As described below, our results for the year ended December 31, 2007 included $48.3 million of favorable loss reserve development compared to $11.3 million of adverse loss reserve development in the year ended December 31, 2006. Also described below, our results for the year ended December 31, 2007 included the benefit of one-time non-recurring items including the partial settlement of our qualified pension plan which reduced loss and LAE by $6.3 million and reduced other underwriting expenses by $19.2 million and the benefit of a state premium tax refund which reduced policy acquisition expenses by $7.6 million. Our general and administrative expenses decreased $5.5 million mainly due to the inclusion of $2.5 million of incentive compensation in our other operations segment in the year ended December 31, 2006 related to employees associated with holding company operations at White Mountains prior to our initial public offering, which were transferred to White Mountains.

        During the year ended December 31, 2007, we reallocated reserves of our primary insurance operations from ongoing lines of business to run-off claims, particularly reserves for construction defect and workers compensation related to accident years 2001 and prior. The reallocation shifted $116.7 million of our reserves from specialty lines ($87.4 million), commercial lines ($6.0 million) and personal lines ($23.3 million) to run-off claims. This adjustment had no impact on our total combined ratio for the year ended December 31, 2007.

        The income tax provision related to pre-tax income from continuing operations for the years ended December 31, 2007 and 2006 represented effective tax rates of 37.1% and 22.7%, respectively, which were higher and lower than the U.S. statutory rate of 35%, respectively. Our effective tax rate for the year ended December 31, 2007 was higher than the U.S. statutory rate of 35% primarily due to withholding taxes payable on dividends paid from income generated in the United States and non-deductible dividends and accretion on the Berkshire Preferred Stock and Zenith Preferred Stock, partially offset by income generated in jurisdictions other than the United States at lower tax rates. Our effective tax rate for the year ended December 31, 2006 was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States, the settlement of Federal income tax audits related to tax years prior to 2003 and tax benefits recognized on the exchange of our investment in MSA. This was partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock and Zenith Preferred Stock.

        Our GAAP combined ratio was 92.8% for the year ended December 31, 2007, compared to 97.4% for the year ended December 31, 2006. The decrease to our GAAP combined ratio was due to decreases in both our loss and LAE ratio and expense ratio. Our results for the year ended December 31, 2007 included $48.3 million or 2.6 points of favorable loss reserve development due to lower than expected frequency for professional liability in specialty lines and lower than expected severity for automobile liability in personal lines partially offset by adverse loss reserve development for multiple peril and workers compensation primarily for accident years 2001 and prior. The prior year period included $11.3 million or 0.5 points of adverse loss reserve development mainly due to adverse loss reserve development on catastrophe losses, primarily related to hurricanes Katrina and Wilma and two 2004 catastrophes, partially offset by favorable loss reserve development on non-catastrophe losses in specialty lines and commercial lines. Our expense ratio for the year ended December 31, 2007 decreased due to the benefit of one-time, non-recurring items including the partial settlement of our qualified pension plan liabilities and the benefit of a state premium tax refund which reduced our expense ratio by 1.0 point and 0.4 points, respectively, partially offset by 0.7 points of office consolidation costs. Our results for the year ended December 31, 2006 included 3.9 points related to incentive compensation expense which was 1.0 point higher than in the year ended December 31, 2007 and 1.0 point of office consolidation costs.

Summary of Operations By Segment

        Our segments consist of the following: (1) Primary Insurance Operations, (2) Affiliate Quota Shares and (3) Other Operations. As described above, in the first quarter of 2008, within our Primary Insurance Operations segment, we began to include Community Banks within commercial lines. Community Banks was formerly reported in specialty lines. Prior periods have been reclassified to conform to the current presentation. The affiliate quota share agreements were commuted in the fourth quarter of 2006 in connection with our initial public offering.

        Our investments are managed by our affiliate, WM Advisors, and by Prospector. A discussion of our consolidated investment operations is included after the discussion of operations by segment. Our segment information is presented in Note 14—"Segment Information" of the accompanying consolidated financial statements.

Primary Insurance Operations

        Financial results for our Primary Insurance Operations segment for the years ended December 31, 2008, 2007 and 2006, were as follows:

	Year ended December 31,
	2008	2007	2006
	($ in millions)
Net written premiums	$1,963.1	$1,864.4	$1,957.6

Earned premiums	1,879.0	1,873.6	1,944.0
Net investment income	152.8	184.5	182.3
Net realized investment (losses) gains	(317.9)	174.5	165.3
Change in net unrealized investment gains and losses	(442.6)	—	—
Net other revenues	14.0	19.2	21.8

Total revenues	1,285.3	2,251.8	2,313.4

Loss and LAE	1,126.2	1,089.8	1,180.3
Policy acquisition expenses	368.3	318.9	332.3
Other underwriting expenses	290.8	329.4	360.1
General and administrative expenses	12.2	2.9	3.3
Interest expense on debt	3.5	3.2	2.9

Total expenses	1,801.0	1,744.2	1,878.9

Pre-tax (loss) income	$(515.7)	$507.6	$434.5

        The following tables provide ratios, net written premiums and earned premiums by underwriting units for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31, 2008
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
Ratios: (2)(3)(4)(5)
Loss and LAE	51.1%	59.7%	64.0%	59.9%
Expense	36.4	36.7	31.9	35.1

Total GAAP combined	87.5%	96.4%	95.9%	95.0%

Net written premiums	$621.9	$722.1	$618.7	$1,963.1
Earned premiums	512.7	725.2	640.8	1,879.0

	Year ended December 31, 2007
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
Ratios: (2)(3)(4)(5)
Loss and LAE prior to reserve reallocation(6)	57.9%	51.5%	60.4%	58.2%
Impact of reserve reallocation(6)	(20.2)	(0.8)	(3.2)	—

Loss and LAE	37.7	50.7	57.2	58.2
Expense	30.3	37.4	33.6	34.6

Total GAAP combined	68.0%	88.1%	90.8%	92.8%

Total combined prior to reserve reallocation(6)	88.2%	88.9%	94.0%	92.8%

Net written premiums	$440.3	$733.4	$690.4	$1,864.4
Earned premiums	433.3	715.2	725.0	1,873.6

	Year ended December 31, 2006
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
Ratios: (2)(3)(4)(5)
Loss and LAE	54.6%	56.0%	63.5%	60.7%
Expense	33.8	39.4	32.4	35.6

Total GAAP combined	88.4%	95.4%	95.9%	96.3%

Net written premiums	$433.9	$722.0	$800.6	$1,957.6
Earned premiums	431.7	689.9	822.3	1,944.0

(1)
Includes results from run-off. For the years ended December 31, 2008, 2007 and 2006, includes net written premiums of $0.4 million, $0.3 million and $1.1 million, respectively, from run-off and earned premiums of $0.3 million, $0.1 million and $0.1 million, respectively, from run-off.

(2)
As described above, in the first quarter of 2008, within our Primary Insurance Operations segment, we began to include Community Banks within commercial lines. Community Banks was formerly reported in specialty lines. Prior periods have been reclassified to conform to the current presentation.

(3)
Includes our long-term incentive compensation expense. For the years ended December 31, 2008, 2007 and 2006, long-term incentive compensation expense increased our total GAAP combined ratio by 0.7 points, 1.6 points and 2.3 points, respectively.

(4)
Includes loss and LAE relating to catastrophes. For the years ended December 31, 2008, 2007 and 2006, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 2.8 points, 0.8 points and 2.8 points, respectively, including development on prior accident year catastrophes which (decreased) increased our loss and LAE and total combined ratios by (0.3) points, (0.1) point and 1.3 points, respectively.

(5)
Prior accident year development, including development on catastrophes, for the years ended December 31, 2008, 2007 and 2006 (decreased) increased our loss and LAE and total combined ratios by (3.3) points, (2.6) points and 1.2 points, respectively.

(6)
Represents a non-GAAP financial measure. During 2007, we reallocated reserves from our ongoing lines of business to run-off which had the effect of lowering the loss and LAE ratios and combined ratios of our ongoing businesses. The reallocation had no impact on total primary insurance operations. For further discussion, see "Consolidated Results—Year ended December 31, 2007 versus year ended December 31, 2006." The tables above for the year ended December 31, 2007 reflect our loss and LAE ratios and total combined ratios prior to the reserve reallocation and reconciles these non-GAAP financial measures to their most comparable GAAP measures.

  Primary Insurance Operations—Year ended December 31, 2008 versus year ended December 31, 2007

        Specialty lines.    Net written premiums for specialty lines increased by 41.2% to $621.9 million in the year ended December 31, 2008 from $440.3 million in the year ended December 31, 2007. The increase was primarily due to $110.0 million in net written premiums from our specialty collector car and boat business that we began writing in the second quarter of 2008. The increase compared to prior year was also due to writings from EBI which we acquired in the third quarter of 2008, as well as growth in A&H and OBGR. In addition, net written premiums at OBPP increased $26.0 million.

        The specialty lines combined ratio for the year ended December 31, 2008 decreased to 87.5% from 88.2% for the year ended December 31, 2007. The loss and LAE ratio decreased 6.8 points to 51.1% while the expense ratio increased 6.1 points to 36.4%. The decrease in the loss and LAE ratio was mainly due to 10.2 points of favorable loss reserve development in the year ended December 31, 2008 primarily related to lower than expected severity in professional liability, compared with 2.8 points in the year ended December 31, 2007 primarily related to professional liability. Partially offsetting this decrease was higher current accident year catastrophe losses in the year ended December 31, 2008 which included 2.3 points primarily related to hurricane Ike, compared to 0.5 points of current accident year catastrophe losses in the year ended December 31, 2007. The increase in the expense ratio was mainly due to changes in mix of business within the specialty lines businesses and the mix of products offered within those businesses. Our specialty collector car and boat business and some of our other new specialty lines businesses pay higher agent commissions than the previous mix of business. Also, at OBPP, our increased writings of our long-term care product and decreased writings of our provider excess insurance product carry a higher and lower commission ratio, respectively, and shifted the expense ratio upward. In addition, during the year ended December 31, 2008, we incurred additional transition costs associated with the new management team at OBPP. The expense ratio for the year ended December 31, 2007 included a 0.6 point favorable impact from the partial settlement of our qualified pension plan liabilities, partially offset by 0.3 points of office consolidation costs.

        Commercial lines.    Net written premiums for commercial lines decreased by 1.5% to $722.1 million in the year ended December 31, 2008 from $733.4 million in the year ended December 31, 2007. The decrease was primarily due to a $29.0 million decrease in the middle market division, reflecting the more competitive marketplace, partially offset by an increase of $17.7 million in the small business division, principally driven by our small business package products.

        The commercial lines combined ratio for the year ended December 31, 2008 increased to 96.4% from 88.9% for the year ended December 31, 2007. The loss and LAE ratio increased 8.2 points to 59.7%, while the expense ratio decreased 0.7 points to 36.7%. The increase in the loss and LAE ratio was due in part to a 5.1 point increase in non-catastrophe losses in the year ended December 31, 2008 mainly due to higher large losses including losses in our middle market division related to winter weather in the northeastern United States experienced in the first quarter and large property losses in the third quarter, compared with an unusually low level of large losses experienced in the year ended December 31, 2007. Additionally, the loss and LAE ratio increased due to 5.3 points of current accident year catastrophe losses in the year ended December 31, 2008 primarily related to hurricane Ike in our middle market and small business divisions and losses from tornados in the southeastern United States in our middle market division in the first quarter, compared to 1.2 points of catastrophe losses in the year ended December 31, 2007. Expenses for the year ended December 31, 2008 were essentially flat compared to the prior year. The year ended December 31, 2007 included a 0.8 point benefit from the partial settlement of our qualified pension plan liabilities, which was offset by 0.9 points of office consolidation costs.

        Personal lines.    Net written premiums for personal lines decreased by 10.4% to $618.7 million in the year ended December 31, 2008 from $690.4 million in the year ended December 31, 2007. In traditional personal lines, net written premiums decreased $59.6 million due to the decision to cease writing business in Houston General Insurance Exchange (Houston General) in late 2007, lower new business associated with coastal restrictions implemented at Adirondack Insurance and higher reinsurance costs at Adirondack Insurance, lower premium volume from the involuntary market in Massachusetts, and the discontinuation of surplus lines business. In January 2008, Houston General entered into a reinsurance agreement with Universal Holdings of North America (Universal) under which Houston General ceded $6.6 million of unearned premiums to Universal. Further, net written premiums at AutoOne decreased $14.7 million due to significant declines in New York's assigned risk pool. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $150 million in 2009, which was consistent with 2008 and down from $179 million in 2007 and $253 million in 2006. Assigned risk volumes in New Jersey are also expected to decline in 2009. Market trends indicate that the assigned risk pool in New Jersey is expected to decline to approximately $35 million in 2009, down from $61 million in 2008, $77 million in 2007 and $141 million in 2006. We expect a reduction in AutoOne's 2009 premium volume reflective of these trends.

        The personal lines combined ratio for the year ended December 31, 2008 increased to 95.9% from 94.0% for the year ended December 31, 2007. The loss and LAE ratio increased 3.6 points to 64.0%, while the expense ratio decreased by 1.7 points to 31.9%. The increase in the loss and LAE ratio was primarily due to 1.2 points of adverse loss reserve development in the year ended December 31, 2008, mainly on personal automobile liability at AutoOne compared with 3.3 points of favorable loss reserve development in the year ended December 31, 2007, primarily related to automobile liability losses in traditional personal lines and at AutoOne. The decrease in the expense ratio was primarily due to decreased other underwriting expenses as a result of the decision to cease writing business in Houston General and actions taken in 2007 to better align personal lines staffing with our business needs. The expense ratio for the year ended December 31, 2007 also included a 1.0 point benefit from a state premium tax refund, a 0.9 point benefit related to the partial settlement of our qualified pension plan liabilities and 0.8 points of office consolidation costs.

        Effective January 1, 2009, in an effort to further reduce our property catastrophe exposure in the Northeast, we entered into a quota share agreement with a select group of reinsurers, under which we will cede 30% of our Northeast homeowners business written through OBIC and its subsidiary companies, along with Adirondack Insurance and New Jersey Skylands Insurance Association in New York and New Jersey, respectively. The program provides supplemental protection to previously established reinsurance. The reinsurers are all rated "A" (Excellent, the third highest of fifteen ratings) or better by A.M. Best. The program is expected to result in ceded premiums of approximately $65 million in 2009.

        Run-off.    Run-off business generated an underwriting loss of $21.9 million in the year ended December 31, 2008, compared to an underwriting loss of $155.6 million ($38.9 million excluding a $116.7 million increase to loss and LAE reserves resulting from the reserve reallocation) in the year ended December 31, 2007. The year ended December 31, 2008 includes incurred loss and LAE of $20.5 million ($9.2 million of incurred unallocated loss adjustment expenses (ULAE) related to the Liberty Mutual settlement described in Part I, Item 3—"Legal Proceedings"), compared with $33.1 million (excluding the reserve reallocation) in the year ended December 31, 2007. The year ended December 31, 2007 also includes a $5.1 million benefit from the partial settlement of our qualified pension plan liabilities.

Asbestos and Environmental Exposures

        As described in "Critical Accounting Estimates," we have a reinsurance contract with NICO for up to $2.5 billion in old A&E claims and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of our third party reinsurers in existence at the time the NICO Cover was executed (Third Party Recoverables). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for our benefit.

        In September 2008, we completed a study of our A&E exposures. This study considered, among other items, (i) facts, such as policy limits, deductibles and available third party reinsurance, related to reported claims; (ii) current law; (iii) past and projected claim activity and past settlement values for similar claims; (iv) industry studies and events, such as recent settlements and asbestos-related bankruptcies; and (v) collectibility of third party reinsurance. Based on the study, we increased our best estimate of our incurred losses ceded to NICO, net of underlying reinsurance, by $83 million to $2.2 billion, which is within the $2.5 billion coverage provided by the NICO Cover. The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos. Based on the results of the study, we believe that, under all reasonable scenarios, ultimate incurred losses will not exceed the NICO Cover. Approximately $1.1 billion of the estimated $2.2 billion of incurred losses have been paid by NICO through December 31, 2008. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

        The ratio of reserves net of Third Party Recoverables for A&E losses at December 31, 2008 to trailing three year average paid loss and allocated LAE (known in the industry as the "survival ratio") is 12.7 years including the remaining available protection under the NICO Cover.

        Our reserves for A&E losses at December 31, 2008 represent management's best estimate of our ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean-up cost increases and industry settlement practices, limit our ability to accurately estimate ultimate liability and we may be subject to A&E losses beyond currently estimated amounts. In addition, we remain liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. To the extent that actual experience differs from our estimate of incurred A&E losses and Third Party Recoverables, future losses could exceed the $320.2 million of protection remaining under the NICO Cover.

  Primary Insurance Operations—Year ended December 31, 2007 versus year ended December 31, 2006

        Specialty lines.    Net written premiums for specialty lines increased by 1.5% to $440.3 million in the year ended December 31, 2007 from $433.9 million in the year ended December 31, 2006. Excluding the Agri business, to which the renewal rights were sold in the third quarter of 2006, net written premiums increased by 19.2% in the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase was primarily due to an increase in net written premiums of $34.6 million in specialty liability products at OBPP, an increase of $18.7 million at IMU and $14.9 million in A&H which commenced operations in 2007.

        The specialty lines combined ratio for the year ended December 31, 2007 decreased to 88.2% from 88.4% for the year ended December 31, 2006. The loss and LAE ratio increased 3.3 points to 57.9% while the expense ratio decreased 3.5 points to 30.3%. The increase in the loss and LAE ratio was primarily due to large losses in the Agri run-off business. The decrease in the expense ratio was primarily due to a 3.3 point reduction of commission expense from fees received from fronting services in the year ended December 31, 2007 from QBE on renewals of Agri business, as well as a 0.6 point favorable impact from the partial settlement of our qualified pension plan liabilities, partially offset by 0.3 points of office consolidation costs.

        Commercial lines.    Net written premiums for commercial lines increased by 1.6% to $733.4 million in the year ended December 31, 2007 from $722.0 million in the year ended December 31, 2006. The increase was due to a $35.5 million increase in the small business division, principally driven by our small business package products. Partially offsetting this increase was a $24.1 million decrease in the middle market division primarily due to lower premiums at OBSP as a result of our strategy to manage our exposure to potential catastrophe losses.

        The commercial lines combined ratio for the year ended December 31, 2007 decreased to 88.9% from 95.4% for the year ended December 31, 2006. The loss and LAE ratio decreased by 4.5 points to 51.5%, while the expense ratio decreased 2.0 points to 37.4%. The decrease in the loss and LAE ratio was primarily due to 3.0 points of favorable loss reserve development for the year ended December 31, 2007 primarily related to property and general liability claims, partially offset by 0.9 point increase in the current accident year loss ratio driven in part by the pricing environment in the year ended December 31, 2007. The loss and LAE for the year ended December 31, 2006 included 2.4 points of adverse loss reserve development mainly due to 3.8 points of adverse loss reserve development on catastrophes primarily at OBSP, related to hurricanes Katrina and Wilma and two 2004 catastrophes. The decrease in the expense ratio was primarily due to lower policy acquisition expenses as a result of an increase to the deferral rate of commercial lines' policy acquisition costs related to the expansion into new states, as well as a 0.8 point favorable impact from the partial settlement of our qualified pension plan liabilities. Partially offsetting the impact of these favorable items was 0.9 points of office consolidation costs in the year ended December 31, 2007, compared to 1.3 points in the year ended December 31, 2006.

        Personal lines.    Net written premiums for personal lines decreased by 13.8% to $690.4 million in the year ended December 31, 2007 from $800.6 million in the year ended December 31, 2006. In traditional personal lines, net written premiums decreased due to an increasingly competitive auto market, Massachusetts state-mandated rate decreases and the decision to cease writing business in Houston General in late 2007. Net written premiums for Houston General were $15.1 million in the year ended December 31, 2007, compared to $3.8 million in the year ended December 31, 2006. Further, net written premiums at AutoOne decreased due to significant declines in New York's and New Jersey's assigned risk pools, as described above. The reduction in AutoOne's premium volume is reflective of these trends.

        The personal lines combined ratio for the year ended December 31, 2007 decreased to 94.0% from 95.9% for the year ended December 31, 2006. The loss and LAE ratio decreased 3.1 points to 60.4% while the expense ratio increased by 1.2 points to 33.6%. The increase in the loss and LAE ratio was primarily due to 3.2 points of favorable loss reserve development in automobile liability in traditional personal lines and at AutoOne, compared to 0.7 points of adverse development for the year ended December 31, 2006. Partially offsetting this decrease was higher than average large loss activity experienced in the first half of 2007. The increase in the expense ratio was primarily due to the adverse effect of a lower earned premium base compared to the year ended December 31, 2006. The expense ratio for the year ended December 31, 2007 included a 1.0 point benefit from a state premium tax refund, 0.9 point benefit related to the partial settlement of our qualified pension plan liabilities and 0.8 points of office consolidation costs. In addition, the expense ratio for the year ended December 31, 2007 included 0.5 points of expenses related to the decision to cease writing business in Houston General and actions taken to better align personal lines staffing with our business needs.

        Run-off.    Run-off business generated an underwriting loss of $155.6 million ($38.9 million excluding a $116.7 million increase to loss and LAE reserves resulting from the reserve reallocation) in the year ended December 31, 2007, compared to an underwriting loss of $44.1 million in the year ended December 31, 2006. The year ended December 31, 2007 includes incurred loss and LAE of $33.1 million (excluding the reserve reallocation), compared with $35.7 million in the year ended

December 31, 2006. The year ended December 31, 2007 includes a $5.1 million benefit from the partial settlement of our qualified pension plan liabilities.

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

        A summary of results from our Affiliate Quota Shares segment for the year ended December 31, 2006 is as follows:

	Year ended December 31, 2006
	Esurance Quota Share	Sirius Quota Share
	($ in millions)
Net written premiums	$227.4	$(178.0)

Earned premiums	309.9	(178.0)

Total revenues	309.9	(178.0)
Loss and LAE	195.5	(92.2)
Policy acquisition expenses	114.4	(66.8)

Total expenses	309.9	(159.0)

Pre-tax income (loss)	$—	$(19.0)

Other Operations

        Our Other Operations segment consists of the activities of OneBeacon Insurance Group, Ltd. and our intermediate subsidiary holding companies which include OneBeacon U.S. Enterprises Holdings, Inc. and OneBeacon U.S. Holdings, Inc., both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda. Our Other Operations segment primarily consists of financing activities, purchase accounting adjustments relating to the OneBeacon Acquisition and other assets and general and administrative expenses incurred at the holding company level. This segment also includes entities that prior to the initial public offering employed persons associated with White Mountains' holding company operations. Accordingly, in 2006, Other Operations incentive compensation expense included $2.5 million associated with these persons transferred to White Mountains from these entities.

        The purchase accounting adjustments relating to the OneBeacon Acquisition were made to reflect the estimated fair value of our assets acquired and liabilities assumed on the date of the acquisition. The purchase accounting adjustments were primarily comprised of an adjustment to our loss and LAE reserves and related reinsurance recoverables to record them at fair value, an adjustment to record the cost of our investments at fair value and an allocation of the excess of acquired net assets over the purchase price to our non-current, non-financial assets, primarily our property, plant and equipment.

        The Other Operations segment results are affected by purchase accounting over time as the fair value adjustments made at our acquisition unwind. Fair value adjustments other than those related to reserves have been fully recognized in our financial statements in periods prior to those presented below. The fair value adjustment to net loss and LAE reserves is expensed through income as our net loss and LAE reserves at the time of the OneBeacon Acquisition are settled.

        As described above, effective January 1, 2008, we adopted SFAS 159. Accordingly pre-tax loss for 2008 is not directly comparable to such measures for 2007 and 2006. A summary of results from our Other Operations segment for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year ended December 31,
	2008	2007	2006
	($ in millions)
Net investment income	$11.6	$24.0	$9.5
Net realized investment losses	(1.0)	(0.8)	(1.7)
Change in net unrealized investment gains and losses	(2.1)	—	—
Net other (expenses) revenues	(0.2)	(2.0)	17.0

Total revenues	8.3	21.2	24.8

General and administrative expenses	8.1	6.9	12.0
Accretion of fair value adjustment to loss and LAE reserves	12.0	16.0	23.0
Interest expense on debt	41.4	42.0	42.6
Interest expense—dividends and accretion on preferred stock	33.4	65.4	58.6

Total expenses	94.9	130.3	136.2

Pre-tax loss	$(86.6)	$(109.1)	$(111.4)

  Other Operations Results—Year ended December 31, 2008 versus year ended December 31, 2007

        Our Other Operations segment reported a pre-tax loss of $86.6 million in the year ended December 31, 2008, compared to a pre-tax loss of $109.1 million in the year ended December 31, 2007. The decrease in loss was primarily due to a decrease in interest expense related to the preferred stock which was redeemed in the second quarter of 2008. The decrease in interest expense was partially offset by a decrease in net investment income to $11.6 million in the year ended December 31, 2008 compared to $24.0 million in the prior year. Net investment income in the year ended December 31, 2008 included $6.2 million related to assets held in trust whereas the year ended December 31, 2007 included $15.9 million related to assets held in trust.

  Other Operations Results—Year ended December 31, 2007 versus year ended December 31, 2006

        Our Other Operations segment reported a pre-tax loss of $109.1 million in the year ended December 31, 2007, essentially flat compared to a pre-tax loss of $111.4 million in the year ended December 31, 2006. Fluctuations in revenues and expenses essentially offset.

Summary of Investment Results

Investment Returns

        A summary of our consolidated pre-tax investment results for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year ended December 31,
	2008	2007	2006
	($ in millions)
Gross investment income(1)	$178.5	$224.6	$205.6
Net realized investment (losses) gains	(318.9)	173.7	163.6
Change in net unrealized investment gains and losses(2)(3)	(444.7)	(7.9)	39.7

Total GAAP pre-tax investment results	$(585.1)	$390.4	$408.9

(1)
Includes $6.2 million, $15.9 million and $2.2 million of net investment income for assets held in trust for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)
Does not include results of our investment in MSA during the period it was recorded under the equity method.

(3)
The year ended December 31, 2006 includes the impact of the adoption of SFAS No. 155.

        Gross investment returns versus typical benchmarks for the years ended December 31, 2008, 2007 and 2006 are as follows. For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a more relevant comparison to benchmark returns.

	Year ended December 31,
	2008(1)	2007(1)	2006(1)
Fixed maturity investments	(2.6)%	6.4%	5.6%
Short-term investments	2.0	5.0	4.3
Total fixed income	(1.8)	6.2	5.5
Barclays U.S. Aggregate Index (formerly the Lehman U.S. Aggregate Index)	5.2	7.0	4.3
Montpelier common stock	—	—	(7.9)
Core common stock(2)	(53.3)	12.5	25.8
Convertible bonds	(9.1)	4.5	6.6
Total common stock and convertible bonds	(39.9)	9.7	18.1
Other investments	(35.7)	14.4	15.5
Total common stock, convertible bonds and other investments	(39.0)	10.7	17.6
S&P 500 Index (total return)	(37.0)	5.5	15.8
Total consolidated portfolio	(13.0)%	7.5%	8.6%

(1)
Includes $6.2 million, $15.9 million and $2.2 million of net investment income for assets held in trust for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)
Represents all common stock holdings other than Montpelier, which was transferred to White Mountains on August 24, 2006, in exchange for an agreed-upon portfolio of common equity and fixed maturity securities with an equal value.

        During the third and fourth quarters of 2008, there were significant declines and high volatility in the equity markets, a lack of liquidity in the credit markets and a widening of credit spreads on debt securities. These factors had a significant adverse effect on the performance of our investment portfolio.

Investment Returns—Year ended December 31, 2008 versus year ended December 31, 2007

  Overview

        Our total pre-tax investment results were $(585.1) million, a return of (13.0)% for the year ended December 31, 2008, compared to $390.4 million, a return of 7.5%, for the year ended December 31, 2007. Gross investment income in the year ended December 31, 2008 was $178.5 million, a decrease of 20.5%, compared to $224.6 million in the year ended December 31, 2007. The decrease was principally due to a lower average invested asset base and lower investment yields. Gross investment income in the year ended December 31, 2008 included $6.2 million related to assets held in trust whereas the year ended December 31, 2007 included $15.9 million related to assets held in trust. Net realized investment (losses) gains were $(318.9) million in the year ended December 31, 2008, a decrease of $492.6 million, compared to $173.7 million in the year ended December 31, 2007, mainly due to $239.8 million of impairment charges taken in the year ended December 31, 2008 and $97.5 million of realized losses on sales of equity investments, compared to realized gains on sales in the year ended December 31, 2007 of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation, principally energy and natural resources. The $239.8 million of realized losses from other-than-temporary impairments recognized during the year ended December 31, 2008 were comprised primarily of $136.8 million of losses related to common equity securities, $58.4 million of losses related to fixed maturity investments, $14.7 million related to convertible bonds and $29.9 million of losses related to other investments. The loss in common equity securities included $20.9 million of losses within the energy sector, $29.5 million within the utilities sector, $35.6 million within the financial sector, $30.3 million within the materials sector and $13.5 million within the consumer discretionary sector. Impairment charges taken in the year ended December 31, 2008 were reclassified from change in net unrealized investment gains and losses to net realized investment (losses) gains. The change in net unrealized investment gains and losses was a decrease of $444.7 million in the year ended December 31, 2008, compared to a decrease of $7.9 million in the year ended December 31, 2007. Losses reflected in the change in net unrealized investment gains and losses are a result of the crisis that occurred in the financial markets during the third and fourth quarters of 2008 as described above. We recorded a pre-tax decrease in the change in net unrealized investment gains and losses in our fixed income portfolio of $171.8 million, mainly driven by a general widening of credit spreads. We recorded a pre-tax decrease in the change in net unrealized investment gains and losses in our common stock portfolio of $157.0 million; the majority of this decline was driven by investments within the financials, utilities and materials sectors.

  Fixed income

        Our fixed income portfolio, which includes both fixed maturity and short-term investments, returned (1.8)% for the year ended December 31, 2008, compared to 6.2% for the year ended December 31, 2007. As previously discussed, the performance was primarily driven by pre-tax losses reflected in the change in net unrealized investment gains and losses of $171.8 million as a result of a general widening of credit spreads. We recorded $40.1 million in net realized losses in the year ended December 31, 2008, which included $58.4 million of impairment charges, primarily in the financials sector. Our fixed income portfolio had minimal exposure to adverse credit events occurring in the last half of 2008. Our short duration mortgage-backed and asset-backed securities have also performed relatively well in difficult times. During the year ended December 31, 2008, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2 years including short-term investments and 3 years excluding short-term investments, as compared with approximately 3 years and 3 years, respectively, for the year ended December 31, 2007, which performed consistent with its characteristics and worse than the longer-duration Barclays U.S. Aggregate Index benchmark.

  Common stock, convertible bonds and other investments

        Our total common stock, convertible bond and other investments portfolio returned (39.0)% for the year ended December 31, 2008 compared to 10.7% for the year ended December 31, 2007. Our common stock and convertible bond portfolios returned (39.9)% and 9.7% for the years ended December 31, 2008 and 2007, respectively, or 2.9 percentage points worse and 4.2 percentage points better than the S&P 500 benchmark, respectively. We recorded $260.1 million in net realized losses in the year ended December 31, 2008, which included $151.5 million of impairment charges related to investments in the common stock and convertible bond portfolios and $108.6 million of net realized losses on the sale of common stocks and convertible bonds in 2008. Our other investment portfolio returned (35.7)% for the year ended December 31, 2008, compared to 14.4% for the year ended December 31, 2007. Approximately 59.7% of our other investment portfolio is invested in hedge funds; these hedge funds experienced decreases in asset values during the year ended December 31, 2008 as a result of the volatility in the financial markets.

Investment Returns—Year ended December 31, 2007 versus year ended December 31, 2006

  Overview

        Our total pre-tax investment results were $390.4 million, a return of 7.5% for the year ended December 31, 2007 compared to $408.9 million, a return of 8.6% for the year ended December 31, 2006. Gross investment income in the year ended December 31, 2007 was $224.6 million, an increase of 9.2%, compared to $205.6 million during the year ended December 31, 2006. Gross investment income for the year ended December 31, 2007 included $15.9 million related to assets held in trust whereas the year ended December 31, 2006 included $2.2 million related to assets held in trust. Net realized investment gains were $173.7 million in the year ended December 31, 2007, an increase of 6.2%, compared to $163.6 million in the year ended December 31, 2006, mainly due to the sale of certain convertible bonds and equity securities during the first half of 2007, in industry sectors that experienced significant appreciation during the period of our ownership, principally energy and natural resources. The change in net unrealized investment gains and losses of $(7.9) million during the year ended December 31, 2007 reflected the portfolio's low duration as well as the effect of the weakening dollar against our foreign-denominated securities, mostly in British pounds and Australian dollars.

  Fixed income

        Our fixed income portfolio, which includes both fixed maturity and short-term investments, returned 6.2% for the year ended December 31, 2007 versus 5.5% for the year ended December 31, 2006. During the year ended December 31, 2007, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 3 years including short-term investments and 3 years excluding short-term investments which performed consistent with its characteristics and below the longer-duration Barclays U.S. Aggregate Index benchmark by 80 basis points.

  Common stock, convertible bonds and other investments

        Our total common stock, convertible bond and other investments portfolio returned 10.7% for the year ended December 31, 2007 versus 17.6% for the year ended December 31, 2006. Our common stock and convertible bond portfolios returned 9.7% and 18.1%, respectively, for the years ended December 31, 2007 and 2006, or 4.2 percentage points and 2.3 percentage points better than the S&P 500 benchmark, respectively. Our common stock portfolio returned 12.5% during the year ended December 31, 2007 and 25.8% for the year ended December 31, 2006, or 7.0 and 10.0 percentage points better than the S&P 500 benchmark, respectively, as we benefited from our investments in the energy, commodities and utility sectors. Our other investment portfolio returned 14.4% for the year ended December 31, 2007, compared to 15.5% for the year ended December 31, 2006.

Portfolio Composition

        The following table presents the composition of our trading investment portfolio as of December 31, 2008 and our available-for-sale and held-to-maturity portfolios as of December 31, 2007:

	As of December 31,
	2008		2007
Type of Investment	$ in millions	% of total	$ in millions	% of total
Fixed maturity investments	$2,134.8	56.0%	$2,966.6	57.4%
Common stock	276.7	7.3	832.1	16.1
Convertible bonds	241.2	6.3	389.2	7.5
Short-term investments	962.2	25.2	327.4	6.3
Held-to-maturity investments:(1)
Fixed maturity investments	—	—	305.5	5.9
Short-term investments	—	—	0.1	—
Other investments(2)	196.6	5.2	348.6	6.8

Total	$3,811.5	100.0%	$5,169.5	100.0%

(1)
Represents assets held in trust to economically defease our preferred stock subject to mandatory redemption. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Economic Defeasance".

(2)
Includes investments such as hedge funds, limited partnerships and private equity interests.

        The breakdown of our fixed maturity portfolio, including convertible bonds, at December 31, 2008 by credit class, based upon issue credit ratings provided by Standard & Poor's, or if unrated by Standard & Poor's, long-term obligation ratings provided by Moody's, is as follows:

Ratings	Cost or Amortized Cost	% of Total
	($ in millions)
U.S. government and agency obligations	$417.3	16.7%
AAA/Aaa	838.0	33.5
AA/Aa	66.9	2.7
A/A	525.2	21.0
BBB/Baa	438.3	17.5
Other/not rated	215.7	8.6

Total	$2,501.4	100.0%

        The weighted average duration of our fixed maturity portfolio, including convertible bonds, at December 31, 2008 approximately is approximately 4 years. The maturity distribution for fixed maturity investments, including convertible bonds, held at December 31, 2008 is as follows:

Maturity	Amortized Cost	Carrying Value
	($ in millions)
Due within one year	$222.2	$214.4
Due after one through five years	1,092.6	1,045.0
Due after five through ten years	117.5	115.7
Due after ten years	205.7	189.5
Asset-backed securities	791.9	758.9
Preferred stocks	71.5	52.5

Total	$2,501.4	$2,376.0

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

        We purchase commercial and residential mortgage-backed securities to maximize our fixed income portfolio's risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. We are not an originator of residential mortgage loans and did not hold any mortgage-backed securities categorized as sub-prime as of December 31, 2008. In addition, our investments in limited partnerships, hedge funds and private equity interests contain negligible amounts of sub-prime mortgage-backed securities as of December 31, 2008. We consider sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., we consider investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

        There are also mortgage-backed securities that we categorize as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2008, $10.9 million of our mortgage-backed securities were classified as non-prime. All of these non-prime securities have the highest rating ascribed by Moody's ("Aaa") or Standard & Poor's ("AAA"). We did not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

        Our investments in asset-backed securities are generally valued using matrix and other pricing models. Key inputs in a typical valuation are benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. At December 31, 2008, the market for our investments in asset-backed securities remained active and, accordingly, we did not adjust the fair value estimates for the effect of illiquidity.

        The following table summarizes the carrying value of our mortgage-backed and other asset-backed securities holdings as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
	($ in millions)
Mortgage-backed securities:
Agency: (1)
GNMA	$367.3	$289.5
FNMA	28.5	27.5
FHLMC	84.9	100.5
Non-agency:
Residential	111.9	435.9
Commercial	126.8	113.6

Total mortgage-backed securities(2)	719.4	967.0
Other asset-backed securities:
Credit card	39.5	96.4
Auto	—	8.3

Total other asset-backed securities	39.5	104.7

Total asset-backed securities(3)	$758.9	$1,071.7

(1)
Represents publicly-traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government.

(2)
Approximately 97% and 94% of our mortgage-backed securities as of December 31, 2008 and 2007, respectively, have the highest ratings ascribed by Moody's ("Aaa") or Standard & Poor's ("AAA"). The remainder are investment grade.

(3)
Of our total asset-backed securities, approximately 97% and 94% as of December 31, 2008 and 2007, respectively, have the highest ratings ascribed by Moody's ("Aaa") or Standard & Poor's ("AAA"). The remainder are investment grade.

  Montpelier Investment

        In order to reduce our exposure to certain insurance risks outside of our own underwriting competencies, on August 24, 2006, we exchanged our investment in the common shares of Montpelier, a global property catastrophe reinsurer, for an agreed-upon portfolio of common equity and fixed maturity securities of equal value that was owned by White Mountains. As a result, Montpelier is no longer included in our investment results. The following table details the book value effect of our total investment in Montpelier for the year ended December 31, 2006.

Year ended December 31, 2006
($ in millions)
Net investment income, pre-tax	$1.0
Net realized investment losses, pre-tax	(5.8)

Total losses, pre-tax	(4.8)
Tax benefit on total losses	1.7

Total losses, after tax	(3.1)
Change in net unrealized investment gains and losses, after tax	(0.7)

Net after tax change in book value from Montpelier investment	$(3.8)

        At the time of the exchange, our investment in the common shares of Montpelier was in an unrealized loss position of $6.9 million. This loss was deferred at the time of the exchange as sales of investments between us and entities under White Mountains' common control are deferred. Subsequent to the exchange, White Mountains sold 5.4 million common shares of Montpelier triggering the recognition of $5.8 million in realized investment losses in 2006. During the second quarter of 2007, we recognized the remaining deferred loss on the exchange of $1.1 million. For the year ended December 31, 2006, we recorded an aggregate of $1.0 million in pre-tax investment income from Montpelier's regular quarterly dividends.

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

        Adjusted book value per common share is a non-GAAP financial measure which is derived by excluding the impact of economically defeasing the Company's mandatorily redeemable preferred stock from book value per common share, the most closely comparable GAAP measure. For the reason stated above, OneBeacon believes that adjusted book value per common share is a useful supplement to understanding the Company's earnings and profitability. The reconciliation of book value per common share to adjusted book value per common share is included on page 48.

        Adjusted common shareholders' equity, which is used in calculating adjusted book value per common share (a non-GAAP financial measure described above), is derived by excluding the impact of economically defeasing the Company's mandatorily redeemable preferred stock from common shareholders' equity, the most closely comparable GAAP measure. The reconciliation of common shareholders' equity to adjusted common shareholders' equity is included on page 48.

        Loss and loss adjustment expense ratio prior to reserve reallocation and total combined ratio prior to reserve reallocation are non-GAAP financial measures which are derived by excluding the impact of the reallocation of loss and loss adjustment expense reserves from the loss and loss adjustment expense ratio and the GAAP combined ratio. During 2007, OneBeacon reallocated loss and loss adjustment expense reserves from ongoing lines of business to run-off which reduced the loss and loss adjustment expense ratios and the GAAP combined ratios for OneBeacon's specialty, commercial and personal lines of business but had no impact on the ratios for OneBeacon's total primary insurance operations. OneBeacon believes that a presentation excluding the effect of the reserve reallocation on the loss and loss adjustment expense ratios and combined ratios for specialty, commercial and personal lines is a meaningful supplement for investors to understand the performance of its underwriting units. The reconciliation of these non-GAAP financial measures to the loss and loss adjustment expense ratio and GAAP combined ratio, the most closely comparable GAAP measures, is included on page 60.

Liquidity and Capital Resources

  Operating cash and short-term investments

        Our sources and uses of cash are as follows:

        Holding company level.    The primary sources of cash for OneBeacon Insurance Group, Ltd. and certain of our intermediate holding companies are expected to be dividends and tax sharing payments received from our insurance operating subsidiaries, capital raising activities and net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are expected to be share repurchases, interest payments on our debt obligations, repurchases of debt, dividend payments on our common shares, purchases of investments, payments made to tax authorities and holding company operating expenses.

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

  Credit Facility

        In November 2006, one of our subsidiaries, OBH, established a $75 million revolving credit facility that would have matured in November 2011 (the Bank Facility). As of December 31, 2007, the Bank Facility was undrawn. The Bank Facility was terminated in December 2008.

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

        Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on 2008 statutory surplus of $1.4 billion, our top tier regulated insurance operating subsidiaries have the ability to pay approximately $136 million of dividends during 2009, subject to the availability of unassigned funds. As of December 31, 2008, OneBeacon's top tier regulated insurance operating subsidiaries had $0.9 billion of unassigned funds. As of December 31, 2008, we had approximately $169.7 million of unrestricted net cash and fixed maturity investments outside of our regulated insurance operating subsidiaries.

        During 2008, OneBeacon's regulated operating subsidiaries paid $197.0 million of dividends to OneBeacon LLC. Also, during 2008, OneBeacon's unregulated operating subsidiaries declared and paid $6.0 million of dividends to their immediate parent.

        OBH's ability to declare or pay dividends was limited by the terms of the Series A Preferred Stock issued to Berkshire. OBH could not, in certain circumstances, declare or pay any dividend or distribution to any other class or series of stock without the consent of the holders of a majority of outstanding shares of the Berkshire Preferred Stock. Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains and OBH (the Keep-Well), White Mountains had agreed to return to OBH up to approximately $1.1 billion if some or all of that amount was required by OBH to meet its obligations under the terms of the Berkshire Preferred Stock. As described below, the Keep-Well has expired. Under the Keep-Well, White Mountains had to make any required contributions to OBH prior to making any distributions to its shareholders. The aggregate amount of distributions that White Mountains could make to its shareholders was limited; the limit increased or decreased by an amount equal to White Mountains' consolidated net income or loss over the remaining life of the Keep-Well. The Keep-Well expired when all obligations of the Berkshire Preferred Stock were satisfied upon its redemption in May 2008. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Economic Defeasance" for a discussion of the creation and funding of an irrevocable grantor trust to economically defease the Berkshire Preferred Stock.

Economic Defeasance

        In connection with our initial public offering, two of our subsidiaries, OBH and OBEH, each established an irrevocable grantor trust. The assets of each trust were solely dedicated to the satisfaction of the payment of dividends and redemption amounts on, respectively, $300 million liquidation preference of OBH's Berkshire Preferred Stock, and $20 million liquidation preference of OBEH's Zenith Preferred Stock. OBH and OBEH funded their respective trusts with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government-sponsored enterprises. The scheduled interest and principal payments were sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock and the Zenith Preferred Stock. The creation and funding of the trusts did not legally defease the preferred stock nor create any additional rights for the holders of the preferred stock either in the trusts or otherwise, although the assets in the trust were segregated from OBH's and OBEH's other general assets and were not available to OBH or OBEH for any use other than the payment of the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively. Assets held in one of the trusts were used to redeem the Zenith Preferred Stock in June 2007, while assets held in the remaining trust were used to redeem the Berkshire Preferred Stock in May 2008. White Mountains Capital, Inc., a subsidiary of White Mountains, served as the trustee for the irrevocable grantor trusts. The assets held in the trust as of December 31, 2008 and 2007 included $0 and $305.5 million, respectively, of fixed maturity investments and $0 and $0.1 million, respectively, of short-term investments. Pre-tax net investment income earned on these investments totaled $6.2 million, $15.9 million and $2.2 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

Insurance Float

        Insurance float is an important aspect of our insurance operations. Insurance float represents funds that an insurance company holds for a limited time. In an insurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer invests the funds. When the premiums that an insurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which is considered to be the cost of insurance float. The amount and cost of insurance float for us is affected by underlying market conditions, as well as acquisitions or dispositions of insurance business.

        Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.

        We calculate our insurance float by taking our net invested assets and subtracting our total tangible capital. The following table illustrates our consolidated insurance float position as of the years ended December 31, 2008 and 2007.

	December 31,
	2008	2007
	($ in millions)
Total investments	$3,811.5	$5,169.5
Less: Total held-to-maturity investments(1)	—	(305.6)
Cash	53.0	49.4
Accounts receivable on unsettled investment sales	49.0	76.1
Accounts payable on unsettled investment purchases	(6.8)	(8.5)

Net invested assets(1)	$3,906.7	$4,980.9
Total common shareholders' equity	$1,155.1	$1,906.5
Debt	731.9	757.7
Preferred stock subject to mandatory redemption(1)	—	—

Total tangible capital(1)	$1,887.0	$2,664.2

Insurance float	$2,019.7	$2,316.7

Insurance float as a multiple of total tangible capital	1.1x	0.9x
Net invested assets as a multiple of total tangible capital	2.1x	1.9x
Insurance float as a multiple of common shareholders' equity	1.7x	1.2x
Net invested assets as a multiple of common shareholders' equity	3.4x	2.6x

(1)
Excludes preferred stock subject to mandatory redemption, having an aggregate accredited liquidation preference at December 31, 2007 of $278.4 million and $305.6 million of investments held in an irrevocable grantor trust for the purpose of economically defeasing the preferred stock subject to mandatory redemption. The creation and funding of this trust did not legally defease the preferred stock and therefore the preferred stock appeared on our balance sheet until it was redeemed in May 2008.

Financing

        The following table summarizes our capital structure as of December 31, 2008 and 2007:

	As of December 31,
	2008	2007
	($ in millions)
Senior Notes, carrying value	$675.1	$698.9
Other debt(1)	56.8	58.8

Total debt	731.9	757.7
Preferred stock subject to mandatory redemption	—	278.4
Total common shareholders' equity	1,155.1	1,906.5

Total capital	$1,887.0	$2,942.6

Ratio of debt and preferred stock subject to mandatory redemption to total capital	38.8%	35.2%

Ratio of debt to total capital excluding preferred stock subject to mandatory redemption(2)	38.8%	28.4%

(1)
See Note 7—"Debt" of the accompanying consolidated financial statements.

(2)
The calculation of total capital excludes the preferred stock subject to mandatory redemption because it was economically defeased in connection with our initial public offering.

        We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, given the recent disruptions in the capital markets, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms or at all.

        The 5.875% Senior Notes due 2013 of our subsidiary OBH are currently rated "Baa2" ("Medium Grade", the ninth highest of twenty-one ratings) with a stable outlook by Moody's, "BBB" ("Adequate", the ninth highest of twenty-two ratings) with a stable outlook by Standard & Poor's, "bbb" ("Good", the ninth highest of twenty-two ratings) with a stable outlook by A.M. Best and "BBB" ("Good", the ninth highest of twenty-three ratings) with a stable outlook by Fitch. During the third quarter of 2008, we repurchased $24.0 million of the outstanding Senior Notes for $22.3 million, which resulted in a $1.6 million gain on extinguishment of debt.

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

        The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, OBH and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limits the ability of OBH and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At December 31, 2008, OBH was in compliance with all of the covenants under the Senior Notes.

        The indenture also contains a cross default provision which provides that if White Mountains as guarantor has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, the default provisions under the indenture to the Senior Notes will be triggered. White Mountains has a revolving credit facility which provides for borrowing up to a maximum of $442 million and which contains restrictive financial covenants. As of December 31, 2008, White Mountains had drawn $200 million under the facility. See Note 18—"Related Party Disclosures" of the accompanying consolidated financial statements.

        In connection with our December 2005 purchase of land and an office building in Canton, Massachusetts, which is now our U.S. headquarters, we entered into a $40.8 million, 18-year mortgage note to fund renovations. As of December 31, 2008, we had fully drawn on the facility. Repayment on the mortgage note commenced in January 2009.

        In November 2006, OBH established a $75.0 million revolving credit facility that would have matured in November 2011. As of December 31, 2007, the Bank Facility was undrawn. The Bank Facility was terminated in December 2008.

Off-Balance Sheet Arrangement

Galileo Guarantees

        Beginning in February 2006, one of our subsidiaries, OBIC, agreed to provide guarantees of the obligations of Galileo Weather Risk Management Ltd. (Galileo) to Galileo's counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees required OBIC to pay the full amount of Galileo's obligations to the counterparty in the event that Galileo failed to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. In the event that the total guaranteed principal amount exceeded the lesser of 5% of OBIC's admitted assets of $3.5 billion at December 31, 2007 or 25% of OBIC's statutory surplus of $1.6 billion at December 31, 2007, OBIC would have required the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC had agreed, at White Mountains' option, to continue to make these guarantees available through October 2008 and received from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement we entered into with White Mountains in connection with the initial public offering, White Mountains agreed to take appropriate steps to ensure that OBIC would not be called on to make payment on these guarantees. OBIC assigned its guarantees to White Mountains Re Bermuda, Ltd., a subsidiary of White Mountains, as of October 21, 2008. Therefore, as of December 31, 2008, there were no outstanding guarantees.

Contractual Obligations and Commitments

        Below is a schedule of our material contractual obligations and commitments as of December 31, 2008:

	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
	($ in millions)
Debt	$2.8	$5.6	$681.8	$42.6	$732.8
Loss and LAE reserves(1)	991.0	1,126.1	630.6	1,756.8	4,504.5
Interest on debt	42.8	85.2	64.8	26.4	219.2
Long-term incentive compensation	34.1	24.7	8.7	10.6	78.1
Pension and other benefit plan obligations(2)	23.8	9.0	8.8	35.6	77.2
Operating leases	12.4	16.9	9.5	3.3	42.1

Total contractual obligations	$1,106.9	$1,267.5	$1,404.2	$1,875.3	$5,653.9

(1)
Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $2,503.3 million and include the discount on our workers compensation loss and LAE reserves of $142.1 million as of December 31, 2008. These balances add back the remaining purchase accounting fair value adjustment of $210.5 million related to the OneBeacon Acquisition as it is a non-cash item.

(2)
Includes expected future cash outflows under our non-qualified, non-contributory, defined benefit pension plan and our 401(k) and employee stock ownership plan. Our pension plans were curtailed during the fourth quarter of 2002. As a result, new participants are no longer added and benefits for existing participants are not increased. Non-vested participants continue to vest during their employment. (See Note 9—"Retirement and Postretirement Plans" of the accompanying consolidated financial statements.)

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

        The balances included in the table above regarding our long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid cannot be predicted with certainty as the ultimate amounts of these liabilities are based on future performance. The estimated payments reflected in the table are based on current accrual factors (common share price and pay-out percentage) and assume that all outstanding balances were 100% vested as of December 31, 2008.

        There are no provisions within our lease agreements that would trigger acceleration of future lease payments. We do not finance our operations through the securitization of trade receivables, special purpose entities or synthetic leases. Further, we have not entered into any material arrangement requiring us to guarantee payment of third party debt, lease payments or to fund losses of an unconsolidated special purpose entity.

        We also have future binding commitments to fund certain limited partnership and hedge fund investments. These commitments, which total $53.2 million as of December 31, 2008, do not have fixed funding dates and are therefore excluded from the table above.

Share Repurchase Program

        On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of our Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the year ended December 31, 2008, 3.4 million Class A common shares were repurchased for $68.8 million and retired.

Cash Flows

        Detailed information concerning our cash flows during the years ended December 31, 2008, 2007 and 2006 follows:

  For the year ended December 31, 2008

Financing and Other Capital Activities

        During 2008, we declared and paid $275.5 million in cash dividends to holders of our common stock, including $195.3 million of a special dividend and $80.2 million of quarterly dividends.

        During 2008, we repurchased and retired 3.4 million of our Class A common shares for $68.8 million through our share repurchase program.

        During 2008, we declared and paid cash dividends of $11.8 million to holders of the Berkshire Preferred Stock.

        During 2008, we paid a total of $43.7 million in interest, including $40.4 million in interest on the Senior Notes.

        During 2008, we repurchased a portion of the Senior Notes for $22.3 million.

        During the second quarter of 2008, we redeemed the Berkshire Preferred Stock for $300.0 million, its redemption value, using funds that had been held in trust.

Acquisitions and Dispositions

        During the fourth quarter of 2008, we sold one of our inactive licensed subsidiaries, FMIC, for $7.8 million in cash, to a third party.

        During the third quarter of 2008, we acquired EBI for $8.0 million in cash to a third party.

        During the first quarter of 2008, we sold one of our inactive licensed subsidiaries, MWIC, for $4.2 million in cash to a third party.

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

        During 2007, we paid a total of $44.3 million in interest, including $41.1 million in interest on the Senior Notes.

        During the second quarter of 2007, we redeemed the Zenith Preferred Stock for $20.0 million, its redemption value, using funds that had been held in trust.

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

        During the first quarter of 2007, we made payments primarily with respect to the 2004-2006 performance cycle totaling $39.8 million, in cash or by deferral into certain of our non-qualified compensation plans, to participants in our long-term incentive compensation plans. These payments were made with respect to 4,400 performance shares and 160,470 performance units.

  For the year ended December 31, 2006

Financing and Other Capital Activities

        During 2006, we declared and paid cash dividends of $12.0 million to White Mountains.

        During 2006, we declared and paid cash dividends of $28.3 million and $2.0 million to holders of the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

        During 2006, we paid a total of $43.4 million in interest, including $41.1 million in interest on the Senior Notes.

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

        During the first quarter of 2006, we made payments primarily with respect to the 2003-2005 performance cycle totaling $49.3 million, in cash or by deferral into certain of our non-qualified compensation plans, to participants in our long-term incentive compensation plans. These payments were made with respect to 12,600 performance shares and 156,105 performance units.

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

        In the current year presentation of financial information, certain amounts in the prior period historical consolidated financial statements have been reclassified to conform to the current presentation. We have completed numerous significant transactions during the periods presented that have affected the comparability of the historical consolidated financial statement information presented herein.

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

  1. Fair Value Considerations

        On January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an "exit price"). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). The fair value hierarchy in SFAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority ("Level 1"), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities ("Level 2") and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority ("Level 3").

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

        We use brokers and outside pricing services to assist in determining fair values. For investments in active markets, we use the quoted market prices provided by the outside pricing services to determine fair value. The outside pricing services used by us have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable, we utilize fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. In circumstances where observable inputs are adjusted to reflect management's best estimate of fair value, such fair value measurements are considered a lower level measurement in the SFAS 157 fair value hierarchy.

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

        As of December 31, 2008, approximately 92% of the investment portfolio recorded at fair value was priced based upon observable inputs.

        As of December 31, 2008, other investments represented approximately 5% of the investment portfolio recorded at fair value. At December 31, 2008, we did not adjust the net asset values used to determine the fair value.

        The fair value measurements at December 31, 2008 for assets for which we adopted SFAS 159 and any related Level 3 inputs are as follows:

	Fair value at December 31, 2008	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments	$2,134.8	$79.3	3.7%
Common equity securities	276.7	26.2	9.5%
Convertible bonds	241.2	—	—%
Short-term investments	962.2	—	—%
Other investments	196.6	196.6	100.0%

Total SFAS 159 assets	$3,811.5	$302.1	7.9%

        The changes in Level 3 fair value measurements for the year ended December 31, 2008 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2008	$169.2	$70.3	$19.3	$348.6	$607.4
Total net realized and unrealized gains (losses)	(39.2)	(8.8)	—	(105.4)	(153.4)
Purchases and sales, net	(24.2)	0.5	—	(46.6)	(70.3)
Transfers in (out) of Level 3, net	(26.5)	(35.8)	(19.3)	—	(81.6)

Balance at December 31, 2008	$79.3	$26.2	$—	$196.6	$302.1

        The majority of the transfers out of Level 3 within fixed maturity investments for the year ended December 31, 2008 represent securities for which observable inputs were unavailable as of December 31, 2007 mainly because the securities were relatively new issuances and/or limited market data was available. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. With respect to common equity securities, as a result of efforts to adopt SFAS 157 and 159, we were able to obtain additional information on the underlying common equity securities for a limited partnership that we consolidate in our financial statements. These common equity securities which are priced based on quoted prices were transferred out of Level 3 into Level 1 during the year ended December 31, 2008.

        In addition to the investment portfolio described above, we have $20.2 million of liabilities recorded at fair value in accordance with SFAS 157 and included in other liabilities. These liabilities relate to securities that have been sold short by a limited partnership that we invest in and we are required to consolidate under generally accepted accounting principles. All of the liabilities included in the $20.2 million have been deemed to have a Level 1 designation.

  2. Loss and LAE

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

        Our actuaries use several generally accepted actuarial methods to evaluate our loss and LAE reserves, each of which has its own strengths and weaknesses. We place more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

  •
  Historical paid loss development methods:  These methods use historical loss payments over discrete periods of time to estimate future losses. Historical paid loss development methods assume that the ratio of losses paid in one period to losses paid in an earlier period will remain constant. These methods necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use case reserves to estimate ultimate losses, they can be more reliable than the other methods discussed below that look to case reserves (such as actuarial methods that use incurred losses) in situations where there are significant changes in how case reserves are established by a company's claims adjusters. However, historical paid loss development methods are more leveraged, meaning that small changes in payments have a larger impact on estimates of ultimate losses, than actuarial methods that use incurred losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

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

        Upon completion of each quarterly review, our actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management's best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels in the future. Typically, these factors exist when management and our actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs and legal and regulatory developments. At December 31, 2008 and 2007, total carried reserves were 7.3% and 2.7% above the actuarial point estimate, respectively.

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

        We also incurred A&E losses via our participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association, or ECRA, which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which we bear approximately a 4.7% share at December 31, 2008 and 2007, or $40.0 million and $59.5 million at December 31, 2008 and 2007, respectively, which is fully reflected in our loss and LAE reserves.

        More recently, since the 1990s, we have experienced an influx of claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs' exposure to asbestos allegedly occurred. At December 31, 2008, 474 policyholders had asbestos-related claims against us. In 2008, 80 new insureds with such peripheral involvement presented asbestos claims under prior policies we had written.

        Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought from insurers such as us payment for asbestos claims under the premises and operations coverage of their liability policies, which may not be subject to similar aggregate limits. We expect this trend to continue. However, to date there have been fewer of these premises and operations coverage claims than product liability coverage claims. This may be due to a variety of factors, including that it may be more difficult for underlying plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant's negligence, rather than products liability under which strict legal liability applies. Premises and operations claims may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, there is a great deal of variation in damages awarded for the actual injuries. As of December 31, 2008, there were approximately 242 active claims by insureds against us without product liability coverage asserting operations or premises coverage, which may not be subject to aggregate limits under the policies.

        Immediately preceding the OneBeacon Acquisition, we purchased a reinsurance contract with NICO under which we are entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by us in 1992 and prior, environmental claims arising from business written by us in 1987 and prior, and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of our third party reinsurers in existence at the time the NICO Cover was executed, or Third Party Recoverables. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of us. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement with us. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments from 1998 through 2008, approximately 48% of A&E losses have been recovered under the historical third party reinsurance.

        In September 2008, we completed a study of our A&E exposures. This study considered, among other items, (1) facts, such as policy limits, deductibles and available third party reinsurance, related to reported claims; (2) current law; (3) past and projected claim activity and past settlement values for similar claims; (4) industry studies and events, such as recent settlements and asbestos-related bankruptcies; and (5) collectibility of third party reinsurance. Based on the study, we increased our best estimate of our incurred losses ceded to NICO, net of underlying reinsurance, by $83 million to $2.2 billion, which is within the $2.5 billion coverage provided by the NICO Cover. The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos. Based on the results of the study, we believe that, under all reasonable scenarios, ultimate incurred losses will not exceed the NICO Cover. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

        As part of our previously described actuarial review process, we review A&E activity each quarter and compare that activity to what was assumed in the most recently completed study. As of December 31, 2008, we noted no change in the range of reasonable outcomes around our best estimate described above.

        As noted above, we have ceded estimated incurred losses of approximately $2.2 billion to the NICO Cover at December 31, 2008. Since entering into the NICO Cover, $44.7 million of the $2.2 billion of utilized coverage relates to uncollected amounts from third party reinsurers through December 31, 2008. Net losses paid totaled $1.1 billion as of December 31, 2008, with $108.5 million paid in 2008. Asbestos payments during 2008 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to the potential enactment of U.S. federal asbestos legislation. To the extent that actual experience differs from our estimate of incurred A&E losses and Third Party Recoverables, future losses could exceed the $320.2 million of protection remaining the NICO Cover.

        Our reserves for A&E losses, net of Third Party Recoverables but prior to NICO recoveries, were $1.0 billion at December 31, 2008. An industry benchmark of reserve adequacy is the "survival ratio", computed as a company's reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. Our survival ratio was 12.7 at December 31, 2008. This was computed as the ratio of A&E reserves, net of Third Party Recoverables prior to the NICO Cover of $1.0 billion plus the remaining unused portion of the NICO Cover of $320.2 million, to the average A&E loss payments over the three-year period ended December 31, 2008, net of Third Party Recoverables. Our survival ratio was 14.2 at December 31, 2007. We believe that as a result of the NICO Cover and our historical third party reinsurance programs, we should not experience material financial loss from A&E exposures under current coverage interpretations and that our survival ratio compares favorably to industry survival ratios. However, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid using recent annual average payments. Many factors, such as aggressive settlement procedures, mix of business and coverage provided, have a significant effect on the amount of A&E reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

        Our reserves for A&E losses at December 31, 2008 represent management's best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean-up cost increases and industry settlement practices, limit our ability to accurately estimate ultimate liability and we may be subject to A&E losses beyond currently estimated amounts. In addition, we remain liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. See Note 4—"Reserves for Unpaid Loss and LAE—Asbestos and environmental loss and LAE reserve activity" of the accompanying consolidated financial statements for more information regarding our A&E reserves.

Primary Insurance Operations A&E Claims Activity

        Our A&E claims activity, which is all in our Primary Insurance Operations segment, for the last two years is illustrated in the table below:

	Year ended December 31,
	2008	2007
Asbestos
Accounts with asbestos claims at the beginning of the year	491	542
Accounts reporting asbestos claims during the year	80	102
Accounts on which asbestos claims were closed during the year	(97)	(153)

Accounts with asbestos claims at the end of the year	474	491

Environmental
Accounts with environmental claims at the beginning of the year	382	443
Accounts reporting environmental claims during the year	109	135
Accounts on which environmental claims were closed during the year	(113)	(196)

Accounts with environmental claims at the end of the year	378	382

Total
Total accounts with A&E claims at the beginning of the year	873	985
Accounts reporting A&E claims during the year	189	237
Accounts on which A&E claims were closed during the year	(210)	(349)

Total accounts with A&E claims at the end of the year	852	873

Primary Insurance Operations Reserve Estimation by Line of Business

        The process of establishing loss reserves is complex and imprecise as it must consider many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process. We, like other insurance companies, categorize and track our insurance reserves by "line of business", such as automobile liability, multiple peril package business, and workers compensation. Furthermore, we regularly review the appropriateness of reserve levels at the line of business level, considering the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business.

        For loss and allocated loss adjustment expense reserves, excluding A&E, the key assumption as of December 31, 2008 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the following exceptions:

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

  •
  In 2004, we established a separate claim group to manage run-off claims. Due to the nature of this event, we do not believe that the impacts of this group on future losses have been reflected in historical losses. Therefore, we have given considerable weight to the most recent loss experience for this segment.

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

Workers compensation

        Workers compensation is generally considered a long-tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. While certain payments such as initial medical treatment or temporary wage replacement for the injured worker are made quickly, some other payments are made over the course of several years, such as awards for permanent partial injuries. In addition, some payments can run as long as the injured worker's life, such as permanent disability benefits and ongoing medical care. Despite the possibility of long payment tails, the reporting lags are generally short, settlements are generally not complex, and most of the liability can be considered high frequency with moderate severity. The largest reserve risk generally comes from the low frequency, high severity claims providing lifetime coverage for medical expense arising from a worker's injury.

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
  Changes in the use of pharmaceutical drugs

  •
  Degree of patient responsiveness to treatment

Workers compensation book of business reserving factors

  •
  Product mix

  •
  Injury type mix

  •
  Changes in underwriting standards

Personal automobile liability

        The personal automobile product line is a mix of property and liability coverages and, therefore, includes both short- and long-tail coverages. The payments that are made quickly typically pertain to auto physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Personal automobile reserves are typically analyzed in three components: bodily injury liability, property damage liability, and collision/comprehensive claims. This last component has minimum reserve risk and fast payouts and, accordingly, separate factors are not presented. Reporting lags are relatively short and the claim settlement process for personal automobile liability generally is the least complex of the liability products. It is generally viewed as a high frequency, low to moderate severity product line.

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
  Changes in claim handling philosophies (e.g., case reserving standards)

Personal automobile liability book of business reserving factors

  •
  Changes in policy provisions (e.g., deductibles, policy limits, or endorsements)

  •
  Changes in underwriting standards

Multiple peril

        Commercial multiple peril provides a combination of property and liability coverage typically for small businesses and, therefore, includes both short- and long-tail coverages. For property coverage, it generally takes a relatively short period of time to close claims, while for the other coverages, generally for the liability coverages, it takes a longer period of time to close claims. The reserving risk for this line is dominated by the liability coverage portion of this product, except occasionally in the event of catastrophic or large single losses.

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

        Multiple peril liability is generally considered a long-tail line, as it takes a relatively long period of time to finalize and settle claims from a given accident year. The speed of claim reporting and claim settlement is a function of the specific coverage provided and the jurisdiction, among other factors. There are numerous components underlying the multiple peril liability product line. Some of these have relatively moderate payment patterns (with most of the claims for a given accident year closed within 5 to 7 years), while others can have extreme lags in both reporting and payment of claims (e.g., a reporting lag of a decade for "construction defect" claims).

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

  •
  Changes in underwriting standards

  •
  Product mix (e.g., size of account, industries insured, or jurisdiction mix)

Commercial automobile liability

        The commercial automobile product line is a mix of property and liability coverages and, therefore, includes both short- and long-tail coverages. The payments that are made quickly typically pertain to auto physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Commercial automobile reserves are typically analyzed in three components; bodily injury liability, property damage liability, and collision/comprehensive claims. This last component has minimum reserve risk and fast payouts and, accordingly, separate reserving factors are not presented. In general, claim reporting lags are minor, claim complexity is not a major issue, and the line is viewed as high frequency, low to moderate severity.

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

Homeowners/Farmowners

        Homeowners/Farmowners is generally considered a short-tail coverage. Most payments are related to the property portion of the policy, where the claim reporting and settlement process is generally restricted to the insured and the insurer. Claims on property coverage are typically reported soon after the actual damage occurs, although delays of several months are not unusual. The resulting settlement process is typically fairly short term, although exceptions do exist. The liability portion of the homeowners/farmowners policy generates claims which take longer to pay due to the involvement of litigation and negotiation, but with generally small reporting lags. Overall, the line is generally high frequency, low to moderate severity (except for catastrophes), with simple to moderate claim complexity.

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
  Degree of concentration of policyholders

  •
  Changes in underwriting standards

Primary Insurance Operations Loss and LAE Development

  Loss and LAE development—2008

        In 2008, we experienced $62.0 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses. The favorable non-catastrophe loss reserve development was primarily related to professional liability in specialty lines and package business in commercial lines partially offset by adverse loss reserve development at AutoOne and in run-off.

        Specifically, at December 31, 2007, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which is included in the general liability line of business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2008, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. The impact of this revised estimate was a decrease to professional liability reserves of $50.5 million.

        At December 31, 2007, management had estimated that future payments from personal injury protection (PIP) litigation from our NYAIP business would be approximately $14.0 million. During 2008, the legal expenses related to this litigation were higher than expected as the 2002 accident year neared conclusion. As a result, management increased estimates of all accident years for NYAIP and other similar business in New York. The total increase in estimate was $10.8 million.

        At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $137.0 million, or approximately 64% of case reserves of $212.8 million for 2002 and subsequent accident years. During 2008, case incurred loss and allocated LAE (ALAE) was $16.2 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2008, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2008, the IBNR was determined to be $86.9 million, or approximately 64% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $33.8 million.

        At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR related to workers compensation was $41.1 million, or approximately 96% of case reserves of $43.0 million for 2005 and subsequent accident years. During 2008, case incurred loss and ALAE was $20.2 million, which was greater than expected for this line of business. As a result of the higher than expected case incurred loss and ALAE during 2008, the actuarial methods based on case incurred losses produced higher estimated ultimate losses for these accident years. As a result, at December 31, 2008, the IBNR was determined to be $34.8 million, or approximately 81% of the remaining case reserves. The impact of this revised estimate was an increase to workers compensation reserves of $13.9 million.

        In addition to the development described for the lines of business above, management also recorded a $2.4 million net decrease in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2008. The change in IBNR for each other line of business was not individually significant.

  Loss and LAE development—2007

        In 2007, we experienced $48.3 million of favorable loss reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily related to lower than expected frequency for professional liability in specialty lines and lower than expected severity for automobile liability in personal lines, partially offset by adverse loss reserve development for multiple peril and workers compensation, primarily for accident years 2001 and prior.

        Specifically, at December 31, 2006, management continued to expect losses to emerge in the professional liability business, which is included in our general liability line of business, in line with initial expectations based on market analysis when this business was initiated in 2002 and 2003. During 2007, losses continued to be significantly lower than initial expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. The impact of this revised estimate was a decrease to professional liability reserves of $79.6 million.

        At December 31, 2006, based on actuarial techniques described above, management estimated that IBNR related to personal automobile liability was $137.6 million, or approximately 49% of case reserves of $278.7 million for 2002 and subsequent accident years. During 2007, case incurred loss and ALAE was $38.4 million, which was less than expected for this relatively short-tail line of business. At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR was $66.1 million, or approximately 49% of the remaining case reserves. The actuarial methods that management relied upon to estimate IBNR at December 31, 2007 were similar to those used at December 31, 2006. The impact of this revised estimate was a decrease to personal automobile liability reserves of $33.0 million.

        At December 31, 2006, based on actuarial techniques described above, management estimated that IBNR related to workers compensation and multiple peril liability was $95.6 million, or approximately 15% of case reserves of $621.5 million for 2001 and prior accident years. During 2007, case incurred loss and ALAE was $44.7 million, which was greater than expected for these long-tail lines of business. As a result of the higher than expected case incurred loss and ALAE during 2007, management gave greater weight to actuarial techniques that are based on historical incurred loss development during its review of loss reserves at December 31, 2007. As a result, at December 31, 2007, the IBNR was determined to be $149.4 million, or approximately 28% relative to the remaining case reserves. The impact of this revised estimate was an increase to workers compensation and multiple peril liability reserves of $98.5 million.

        In addition to the development described for the lines of business above, management also recorded a $34.2 million net decrease in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2007. The change in IBNR for each other line of business was not individually significant.

  Loss and LAE development—2006

        In 2006, we experienced $11.3 million of adverse loss reserve development on prior accident year loss reserves, primarily due to development on losses related to hurricane events impacting our excess property policies.

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

Primary Insurance Operations Case and IBNR Reserves by Line of Business

        Loss and LAE reserves, net of reinsurance recoverables on unpaid losses, by line of business at December 31, 2008 and 2007 for our Primary Insurance Operations were as follows:

	December 31, 2008			December 31, 2007
	Case	IBNR	Total	Case	IBNR	Total
	($ in millions)
Workers compensation(1)	$160.2	$132.7	$292.9	$81.3	$95.8	$177.1
Personal automobile liability	271.3	110.3	381.6	305.2	139.3	444.5
Multiple peril(1)(2)	(4.9)	238.5	233.6	247.0	206.1	453.1
Commercial automobile liability	90.9	66.2	157.1	99.7	61.8	161.5
General liability(2)(3)	112.1	362.7	474.8	80.2	305.3	385.5
Homeowners/Farmowners	55.1	23.0	78.1	71.5	22.8	94.3
Other(1)(4)	116.5	61.5	178.0	95.9	56.3	152.2

Total	$801.2	$994.9	$1,796.1	$980.8	$887.4	$1,868.2

(1)
Includes loss and LAE reserves related to A&E.

(2)
Includes loss and LAE reserves related to construction defect claims.

(3)
Includes loss and LAE reserves related to professional liability.

(4)
Includes loss and LAE reserves related to marine liability.

  Primary Insurance Operations Range of Reserves by Line of Business

        Our range of reserve estimates at December 31, 2008 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against our historical claims experience data. The following table shows the recorded reserves and the high and low ends of our range of reasonable loss and LAE reserve estimates at December 31, 2008. The high and low ends of our range of reserve estimates in the table below are based on the results of various actuarial methods described above.

	December 31, 2008
	Low	Recorded	High
	($ in millions)
Workers compensation	$242	$292.9	$356
Personal automobile liability	367	381.6	422
Multiple peril	162	233.6	265
Commercial automobile liability	139	157.1	160
General liability	345	474.8	479
Homeowners/Farmowners	75	78.1	83
Other	165	178.0	181

Total	$1,495	$1,796.1	$1,946

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

        The percentages shown in the following table represent the linear interpolation of where our recorded loss and LAE reserves are within the range of reserves estimates by line of business at December 31, 2008 and 2007, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%.

	December 31,
	2008	2007
	(expressed as a percentage of the range)
Workers compensation	45%	42%
Personal automobile liability	26	51
Multiple peril	69	47
Commercial automobile liability	88	47
General liability	97	72
Homeowners/Farmowners	37	91
Other	80	82

Total	67%	57%

        During 2008, management saw the actuarial methods which were used to develop the range of reserves for certain long-tailed lines of business produce lower estimated losses. However, due to the nature of these lines and the inherent risks in estimating the longer tailed lines of business, management chose to record losses higher in the range for commercial automobile, commercial multiple peril and general liability. Additionally in 2008, management began to see higher than anticipated paid loss and LAE for personal automobile which has resulted in increases in the methods used to develop the ranges. However, management believes that the ultimate losses will not increase as much as the models have suggested. As a result, management has chosen to record reserves lower in the range for personal automobile. In general, management continues to select somewhat higher in the range for newer and/or growing segments and as those reserves have become an increasing proportion of our total reserves, our overall selected reserves have moved up in the range.

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

  •
  Workers compensation:  Recorded reserves for workers compensation were $292.9 million at December 31, 2008. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by approximately $48 million at December 31, 2008, in either direction.

  •
  Personal automobile liability:  Recorded reserves for personal automobile liability were $381.6 million across all lines at December 31, 2008. Personal automobile liability reserves are shorter-tailed than other lines of business (such as workers compensation) and, therefore, less volatile. However, the size of the reserve base means that future changes in estimates could be material to our results of operations in any given period. A key assumption for personal automobile liability is the implicit loss cost trend, particularly the severity trend component of loss costs. A 2.0 point change in assumed annual severity for the two most recent accident years would have changed the estimated net reserve by $10.5 million at December 31, 2008, in either direction. Assumed annual severity for accident years prior to the two most recent accident years is likely to have minimal variability.

  •
  Multiple peril liability and general liability:  Recorded reserves for multiple peril and general liability combined were $708.4 million at December 31, 2008. Reported loss development patterns are a key assumption for these lines of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If the severity trend for construction defect claims changed by 3.0 points this would have changed the estimated net reserve by $4.7 million at December 31, 2008, in either direction. Separately, if case reserve adequacy for non-construction defect claims changed by 10.0 points this would have changed the estimated net reserve by $22.3 million at December 31, 2008, in either direction.

  3. Reinsurance Transactions

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

        In connection with the OneBeacon Acquisition, Aviva caused us to purchase reinsurance contracts with two reinsurance companies rated "AAA" ("Extremely Strong", the highest of twenty-one ratings) by Standard & Poor's and "A++" ("Superior", the highest of fifteen ratings) by A.M. Best. One is a reinsurance cover with NICO which entitles us to recover up to $2.5 billion in ultimate loss and LAE incurred related to asbestos claims arising from business written by our predecessor prior to 1992, environmental claims arising from business written by our predecessor prior to 1987 and certain other latent exposures. As of December 31, 2008, we have ceded estimated incurred losses of approximately $2.2 billion to NICO under the NICO Cover. The other contract is a reinsurance cover with GRC for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2008, we have ceded estimated incurred losses of $550.0 million to GRC under the GRC Cover. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with EITF Topic D-54. NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway.

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

  4. Purchase Accounting

        When we acquire another company, our management must estimate the fair values of the assets and liabilities acquired, as prescribed by SFAS No. 141, "Business Combinations." (We adopted SFAS No. 141 (Revised 2007), "Business Combinations" effective January 1, 2009. See Note 1—"Nature of Operations and Summary of Significant Accounting Policies—Recent Accounting Pronouncements" of the accompanying consolidated financial statements.) Certain assets and liabilities require little judgment to estimate their fair values, particularly those that are quoted on a market exchange, such as publicly-traded investment securities. Other assets and liabilities, however, require a substantial amount of judgment to estimate their fair values. The most significant of these is the estimation required to fair value loss and LAE reserves. We estimate the fair value of loss and LAE reserves obtained in an acquisition following the principles contained within FASB Statement of Financial Accounting Concepts No. 7: "Using Cash Flow Information and Present Value in Accounting Measurements", or CON 7. Under CON 7, the fair value of a particular asset or liability essentially contains five elements: (1) an estimate of the future cash flows; (2) expectations about possible variations in the amount or timing of those cash flows; (3) the time value of money, represented by the risk-free rate of interest; (4) the price for bearing the uncertainty inherent in the asset or liability; and (5) other, sometimes unidentifiable, factors including illiquidity and market imperfections.

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

        In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. The outstanding pre-tax unaccreted adjustment as of December 31, 2008 was $5.4 million.

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

  •
  change in book value per share or return on equity;

  •
  business strategy;

  •
  financial and operating targets or plans;

  •
  incurred loss and loss adjustment expenses and the adequacy of our loss and loss adjustment expense reserves and related reinsurance;

  •
  projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts;

  •
  expansion and growth of our business and operations; and

  •
  future capital expenditures.

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

  Interest Rate Risk

        Fixed Maturity and Convertible Bond Portfolios.    In connection with our consolidated insurance subsidiaries, we invest in interest rate sensitive securities, primarily debt securities. Our strategy is to purchase fixed maturity investments and convertible bonds that are attractively priced in relation to perceived credit risks. Upon adoption of SFAS 159 on January 1, 2008, our portfolio of fixed maturity investments held for general investment purposes were reclassified as trading securities which are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and unrealized investment gains and losses on trading securities are reported pre-tax in revenues. Prior to adoption of SFAS 159, our fixed maturity investments were held as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," or SFAS 115, whereby these investments were carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax as a separate component of common shareholders' equity.

        Upon adoption of SFAS 159, our convertible bonds are carried at fair value with changes therein recorded in revenues as unrealized investment gains or losses. Prior to adoption of SFAS 159, our convertible bonds were held as available-for-sale and were carried at fair value with changes in fair value recorded through income as realized investment gains or losses in accordance with SFAS No. 155, "Accounting for Certain Hybrid Instruments," or SFAS 155.

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

        The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our fixed maturity and convertible bond investments and pension fixed maturity investments:

	Fair value at December 31, 2008	Assumed change in relevant interest rate	Estimated fair value after change in interest rate	After tax increase (decrease) in carrying value
	($ in millions)
Fixed maturity and convertible bond investments	$2,376.0	100 bp decrease	$2,420.4	$28.9
		50 bp decrease	2,397.9	14.2
		50 bp increase	2,345.5	(19.8)
		100 bp increase	2,317.9	(37.8)
Pension fixed maturity investments	$55.0	100 bp decrease	$56.3	$0.8
		50 bp decrease	55.7	0.5
		50 bp increase	54.3	(0.5)
		100 bp increase	53.7	(0.8)

        Long-term obligations.    As of December 31, 2008, our interest and dividend bearing long-term obligations consisted primarily of the Senior Notes which have a fixed interest rate. As a result, our exposure to interest rate risk resulting from variable interest rate obligations is insignificant.

        The Senior Notes were issued in 2003 and mature on May 15, 2013. At December 31, 2008, the fair value of the Senior Notes was $483.3 million, which compared to a carrying value of $675.1 million. The fair value of this obligation was estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices.

        Mortgage Note on Real Estate Owned.    In connection with our purchase of land and an office building in 2005 that became our U.S. headquarters in the fourth quarter of 2006, we entered into a $40.8 million, 18-year mortgage note which has a variable interest rate based upon the lender's 30 day LIBOR rate. As of December 31, 2008, we had fully drawn on the mortgage note. Repayment commenced in January 2009.

        Cash Flow Hedge.    Concurrent with entering into the mortgage note in 2005, we also entered into an interest rate swap to hedge our exposure to the variability in the interest rate on the mortgage note. The notional amount of the swap is equal to the debt outstanding on the mortgage note and will be adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap are equal at all times. Under the terms of the swap, we pay a fixed interest rate of approximately 6% and receive a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap is reported in interest expense. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", or SFAS 133, we have accounted for the swap as a cash flow hedge and have recorded the interest rate swap at fair value on the balance sheet in other assets. Changes in the fair value of the interest rate swap, which was a $5.7 million loss, after tax, for the year ended December 31, 2008, is reported as a component of other comprehensive income. We monitor continued effectiveness of the hedge by monitoring the changes in the terms of the instruments as described above as compared to the actual changes in principal and notional amount in the mortgage note and interest rate swap, respectively.

  Credit Spread Risk

        Fixed Maturity and Convertible Bond Portfolios.    Our overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. Widening and tightening of credit spreads generally translate into decreases and increases in fair values of fixed maturity investments, respectively. The table below summarizes the estimated effects of hypothetical widening and tightening of credit spreads on our fixed maturity and convertible bond investments and pension plan fixed maturity investments.

	Fair value at December 31, 2008	Assumed change in credit spread	Estimated fair value after change in credit spread	After tax increase (decrease) in carrying value
	($ in millions)
Fixed maturity and convertible bond investments	$2,376.0	100 bp decrease	$2,416.3	$26.2
		50 bp decrease	2,397.3	13.8
		50 bp increase	2,354.0	(14.3)
		100 bp increase	2,331.5	(28.9)
Pension fixed maturity investments	$55.0	100 bp decrease	$56.0	$0.7
		50 bp decrease	55.5	0.3
		50 bp increase	54.4	(0.4)
		100 bp increase	53.8	(0.8)

  Equity Price Risk

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

  Foreign Currency Exchange Rates

        Our investments denominated in foreign currencies are valued using period-end exchange rates and our net investment income on foreign-denominated securities are valued using average exchange rates. Foreign currency exchange rate risk is the risk that we will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates.

        At December 31, 2008, we held $84.0 million in bonds denominated in foreign currencies, mostly in British pounds and Australian dollars. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the British pound and Australian dollar to the U.S. dollar as of December 31, 2008, the carrying value of our foreign currency-denominated bond portfolio would have respectively decreased or increased by $8.4 million.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required financial disclosure.

        The CEO and the CFO of OneBeacon (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-1 5(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based on this evaluation, the CEO and CFO have concluded that as of December 31, 2008, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

        The CEO and the CFO have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. Based on that evaluation, the CEO and CFO have concluded that our internal control over financial reporting is effective. Management's annual report on internal control over financial reporting is included on page F-67 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-68 of this report.

        There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2008.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

  a.    Directors

        Reported under the caption "The Board of Directors" in the Company's 2009 Definitive Proxy Statement, and incorporated herein by reference.

  b.    Executive Officers

        Reported in Part I pursuant to General Instruction G to Form 10-K.

  c.    Audit Committee Financial Expert

        Reported under the caption "Corporate Governance—Committees of the Board—Audit Committee" of the Company's 2009 Definitive Proxy Statement, and incorporated herein by reference.

  d.    Compliance with Section 16(a) of the Exchange Act

        Reported under the caption "Compliance with Section 16(a) of the Exchange Act" of the Company's 2009 Definitive Proxy Statement, and incorporated herein by reference.

  e.    Code of Ethics

        The Company's Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is posted on the Company's website at www.onebeacon.com.

  f.    Nominating Committee

        There have been no material changes to the procedure by which shareholders may recommend nominees to the Company's Board of Directors. The procedures for shareholders to nominate directors may be found in the Company's 2009 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Reported under the captions "Compensation of Executive Officers", "Report of the Compensation Committee on Executive Compensation" and "Member Performance Graph" of the Company's 2009 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Reported under the captions "Voting Securities and Principal Holders Thereof" and "Equity Compensation Plan Information" of the Company's 2009 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Reported under the caption "Certain Relationships, Related Transactions and Director Independence" of the Company's 2009 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Reported under the caption "Independent Registered Public Accountant Fees and Services" of the Company's 2009 Definitive Proxy Statement, and incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  a.    Documents Filed as Part of the Report

        The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page F-1 of this report. A listing of exhibits filed as part of the report appears on pages 110 through 111 of this report.

  b.    Exhibits

Exhibit No.	Description
1.1**	Underwriting Agreement.
2.1**	Separation Agreement between White Mountains Insurance Group, Ltd. and OneBeacon Insurance Group, Ltd.
3.1**	Memorandum of Association of OneBeacon Insurance Group, Ltd.
3.1.1**	Certificate of Deposit of Memorandum of Increase of Share Capital dated October 31, 2006.
3.2**	Bye-laws of OneBeacon Insurance Group, Ltd.
4.1**	Specimen Class A common share certificate.
4.3**	Registration Rights Agreement between OneBeacon Insurance Group, Ltd. and White Mountains Insurance Group, Ltd.
10.1**	Separation Agreement between White Mountains Insurance Group, Ltd. and OneBeacon Insurance Group, Ltd. (filed as Exhibit 2.1).
10.2.1**	Existing Investment Management Agreement with White Mountains Advisors LLC (formerly known as OneBeacon Asset Management, Inc.).
10.2.2**	Side-by-Side Investment Management Agreement between White Mountains Advisors LLC and OneBeacon Insurance Group, Ltd.
10.2.3**	Investment Management Agreement with White Mountains Advisors LLC, dated as of November 14, 2006.
10.2.4**	Form of Investment Management Agreement with White Mountains Advisors LLC.
10.3.1**	Form of Investment Management Agreement with Prospector Partners, LLC.
10.3.2**	Form of Amendment Number One to Form of Investment Management Agreement with Prospector Partners, LLC.
10.4.1**	OneBeacon Performance Unit Plan (as amended).
10.4.2**	OneBeacon Phantom White Mountains Share Plan.
10.4.3**	OneBeacon 2007 Long-Term Incentive Plan incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement for the Annual General Meeting of Members filed with the Securities and Exchange Commission on April 15, 2007.
10.4.4**	First Amendment to OneBeacon 2007 Long-Term Incentive Plan.
10.4.5**	White Mountains Long-Term Incentive Plan.
10.4.6*	OneBeacon 2008 Management Incentive Plan.
10.4.7**	OneBeacon Deferred Compensation Plan.
10.4.8**	OneBeacon Insurance Group, Ltd. Non-Qualified Stock Option Agreement.
10.4.9**	Form of OneBeacon Performance Unit Award Agreement.
10.4.10**	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2007-2008 Performance Share Grant.
10.4.11**	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2007-2009 Performance Share Grant.

10.4.12**	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2008-2010 Performance Share Grant.
10.4.13**	Form of OneBeacon Insurance Group, Ltd. Restricted Stock Unit Award Agreement.
10.5.1**	Senior Indenture dated as of May 19, 2003, among Fund American Companies, Inc., White Mountains Insurance Group, Ltd. and Bank One, National Association, as Trustee.
10.5.2**	First Supplemental Indenture dated as of May 19, 2003, among Fund American Companies, Inc., White Mountains Insurance Group, Ltd. and Bank One, National Association, as Trustee.
10.6.1.1**	Adverse Development Agreement of Reinsurance No. 8888 between Potomac Insurance Company ("PIC") and General Re Corporation dated April 13, 2001.
10.6.1.2**	Adverse Development Agreement of Reinsurance between CGU Insurance Company (and certain of its affiliates) and PIC dated April 13, 2001.
10.6.2.1**	Aggregate Loss Portfolio Reinsurance Agreement between PIC and NICO dated March 15, 2001.
10.6.2.2**	Aggregate Loss Portfolio Reinsurance Agreement between CGU Insurance Company and PIC dated March 15, 2001.
10.7.1**	Trust Agreement between Fund American Companies, Inc. and White Mountains Capital, Inc. dated as of November 14, 2006.
10.7.2**	Trust Agreement between Fund American Enterprises Holdings, Inc. and White Mountains Capital, Inc. dated as of November 14, 2006.
10.8.1**	Credit Agreement dated as of November 14, 2006 among Fund American Companies, Inc., OneBeacon Insurance Group Ltd., the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and the Issuing Lender.
10.8.2**	First Amendment to Credit Agreement dated as of November 14, 2006 among Fund American Companies, Inc., OneBeacon Insurance Group, Ltd., the Lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and the Issuing Lender.
10.9**	Guaranty Services Agreement between OneBeacon Insurance Company and Galileo Weather Risk Management Ltd.
10.10**	Construction Loan Agreement between OneBeacon Insurance Company and Citizens Bank of Massachusetts dated December 16, 2005.
10.11**	Amended and Restated Certificate of Designation of Series A Preferred Stock of Fund American Companies, Inc.
12.1*	Statement of Computation of Ratio of Earnings (Loss) to Fixed Charges.
21.1*	List of Subsidiaries of OneBeacon Insurance Group, Ltd.
23.1*	Consent of PricewaterhouseCoopers LLP.
24.1*	Power of Attorney (included on signature page to the Form 10-K).
31.1*	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: February 27, 2009

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

        IN WITNESS WHEREOF, the undersigned has duly executed these presents this 27th day of February, 2009.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date
/s/ T. MICHAEL MILLER T. Michael Miller	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2009
/s/ PAUL H. MCDONOUGH Paul H. McDonough	Chief Financial Officer (Principal Financial Officer)	February 27, 2009
/s/ ANN MARIE ANDREWS Ann Marie Andrews	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009
* Lowndes A. Smith	Director	February 27, 2009
* Raymond Barrette	Director	February 27, 2009
* Reid T. Campbell	Director	February 27, 2009
* Morgan W. Davis	Director	February 27, 2009
* David T. Foy	Director	February 27, 2009
* Lois W. Grady	Director	February 27, 2009
* Richard P. Howard	Director	February 27, 2009
* Robert R. Lusardi	Director	February 27, 2009
* Ira H. Malis	Director	February 27, 2009
* Kent D. Urness	Director	February 27, 2009
*By:	/s/ PAUL H. MCDONOUGH Paul H. McDonough	Attorney-in-fact	February 27, 2009

ONEBEACON INSURANCE GROUP, LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Form 10-K Pages
Audited Consolidated Financial Statements
Consolidated Balance Sheets:
As of December 31, 2008 and 2007	F-2
Consolidated Statements of Operations and Comprehensive (Loss) Income:
For the years ended December 31, 2008, 2007 and 2006	F-3
Consolidated Statements of Common Shareholders' Equity:
For the years ended December 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Cash Flows:
For the years ended December 31, 2008, 2007 and 2006	F-5
Notes to Consolidated Financial Statements	F-6
Other Financial Information:
Management's Annual Report on Internal Control Over Financial Reporting	F-67
Report of Independent Registered Public Accounting Firm	F-68
Selected Quarterly Financial Data (Unaudited)	F-70
Financial Statement Schedules:
I.	Summary of investments—other than investments in related parties	S-1
II.	Condensed financial information of the Registrant	S-2
III.	Supplementary insurance information	S-3
IV.	Reinsurance	S-4
V.	Valuation and qualifying accounts	S-5
VI.	Supplemental information for property and casualty insurance underwriters	S-6

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	($ in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value (amortized cost $2,246.4 and $2,914.4)	$2,134.8	$2,966.6
Common equity securities, at fair value (cost $284.6 and $685.3)	276.7	832.1
Convertible bonds, at fair value (amortized cost $255.0 and $380.7)	241.2	389.2
Short-term investments, at amortized cost (which approximates fair value)	962.2	327.4
Held-to-maturity investments (assets held in trust):
Fixed maturity investments, at amortized cost (estimated fair value $— and $306.9)	—	305.5
Short-term investments, at amortized cost (which approximates fair value)	—	0.1
Other investments, at fair value (cost $178.6 and $292.7)	196.6	348.6

Total investments	3,811.5	5,169.5
Cash	53.0	49.4
Reinsurance recoverable on unpaid losses	859.4	958.9
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,643.9	1,670.6
Reinsurance recoverable on paid losses	21.7	21.9
Premiums receivable	527.6	506.2
Securities lending collateral	100.7	438.9
Deferred acquisition costs	225.5	200.0
Net deferred tax asset	252.7	23.5
Investment income accrued	25.7	33.7
Ceded unearned premiums	66.5	68.1
Accounts receivable on unsettled investment sales	49.0	76.1
Other assets	303.6	303.4

Total assets	$7,940.8	$9,520.2

Liabilities
Loss and LAE reserves	$4,294.0	$4,480.3
Unearned premiums	1,088.2	1,005.9
Debt	731.9	757.7
Securities lending payable	107.7	438.9
Preferred stock subject to mandatory redemption—Berkshire Hathaway, Inc. (redemption value $— and $300.0)	—	278.4
Ceded reinsurance payable	70.5	79.8
Accounts payable on unsettled investment purchases	6.8	8.5
Other liabilities	486.6	564.2

Total liabilities	6,785.7	7,613.7
Common shareholders' equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,094,199 and 98,465,204 shares)	1,016.7	1,084.4
Retained earnings	163.4	641.0
Accumulated other comprehensive (loss) income, after tax:
Net unrealized gains on investments	—	168.1
Net unrealized foreign currency translation (losses) gains	(0.6)	12.2
Other comprehensive income and loss items	(24.4)	0.8

Total common shareholders' equity	1,155.1	1,906.5

Total liabilities and common shareholders' equity	$7,940.8	$9,520.2

See Notes to Consolidated Financial Statements including Note 19—"Commitments and Contingencies."

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
	2008	2007	2006
	($ in millions, except per share amounts)
Revenues
Earned premiums	$1,879.0	$1,873.6	$2,075.9
Net investment income	164.4	208.5	191.8
Net realized investment (losses) gains	(318.9)	173.7	163.6
Change in net unrealized investment gains and losses	(444.7)	—	—
Net other revenues	13.8	17.2	38.8

Total revenues	1,293.6	2,273.0	2,470.1

Expenses
Loss and LAE	1,126.2	1,089.8	1,283.6
Policy acquisition expenses	368.3	318.9	379.9
Other underwriting expenses	290.8	329.4	360.1
General and administrative expenses	20.3	9.8	15.3
Accretion of fair value adjustment to loss and LAE reserves	12.0	16.0	23.0
Interest expense on debt	44.9	45.2	45.5
Interest expense—dividends on preferred stock subject to mandatory redemption	11.8	29.3	30.3
Interest expense—accretion on preferred stock subject to mandatory redemption	21.6	36.1	28.3

Total expenses	1,895.9	1,874.5	2,166.0

Pre-tax (loss) income	(602.3)	398.5	304.1
Income tax benefit (provision)	219.6	(147.9)	(68.9)

Net (loss) income from continuing operations before equity in earnings of unconsolidated affiliate	(382.7)	250.6	235.2
Equity in earnings of unconsolidated affiliate	—	—	10.3

Net (loss) income from continuing operations	(382.7)	250.6	245.5
Net income from discontinued operations	—	—	1.2

Net (loss) income	(382.7)	250.6	246.7

Change in net unrealized gains and losses for investments held	—	112.3	100.4
Recognition of net unrealized gains and losses for investments sold	—	(117.3)	(84.9)
Change in foreign currency translation	(0.3)	0.4	13.2
Change in other comprehensive income and loss items	(25.2)	(1.2)	0.3

Comprehensive net (loss) income	$(408.2)	$244.8	$275.7

Basic and diluted (loss) earnings per share
Basic:
Net (loss) income from continuing operations	$(3.99)	$2.51	$2.46
Net income from discontinued operations	—	—	0.01
Net (loss) income available to common shareholders	$(3.99)	$2.51	$2.47
Diluted:
Net (loss) income from continuing operations	$(3.99)	$2.51	$2.46
Net income from discontinued operations	—	—	0.01
Net (loss) income available to common shareholders	$(3.99)	$2.51	$2.47
Dividends declared and paid per common share	$2.87	$0.84	$—

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common shareholders' equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss), after tax
	($ in millions)
Balances at January 1, 2006	$1,560.0	$1,169.8	$232.6	$157.6
Adjustment to adopt SFAS No. 155, after tax	—	—	7.1	(7.1)
Net income	246.7	—	246.7	—
Dividends to White Mountains Insurance Group, Ltd.	(12.0)	—	(12.0)	—
Capital (distributions) contributions (to) from White Mountains Insurance Group, Ltd.	(52.7)	(54.4)	—	1.7
Issuance of common shares	0.3	0.3	—	—
Accrued option expense	0.2	0.2	—	—
Adjustment to adopt SFAS No. 158, after tax	5.7	—	—	5.7
Other comprehensive income (loss) items, after tax:
Change in net unrealized gains and losses on investments	15.5	—	—	15.5
Change in foreign currency translation	13.2	—	—	13.2
Change in interest rate swap	0.6	—	—	0.6
Change in additional pension liability	(0.3)	—	—	(0.3)

Other comprehensive income, after tax	29.0	—	—	29.0

Balances at December 31, 2006	$1,777.2	$1,115.9	$474.4	$186.9

Adjustment to adopt FIN 48	(0.3)	—	(0.3)	—
Net income	250.6	—	250.6	—
Accrued option expense	1.2	1.2	—	—
Issuance of common shares	0.3	0.3	—	—
Repurchases and retirements of Class A common shares	(33.0)	(33.0)	—	—
Dividends	(83.7)	—	(83.7)	—
Other comprehensive income (loss) items, after tax:
Change in net unrealized gains and losses on investments	(5.0)	—	—	(5.0)
Change in foreign currency translation	0.4	—	—	0.4
Change in interest rate swap	(1.1)	—	—	(1.1)
Change in additional pension liability	(0.1)	—	—	(0.1)

Other comprehensive loss, after tax	(5.8)	—	—	(5.8)

Balances at December 31, 2007	$1,906.5	$1,084.4	$641.0	$181.1

Adjustment to adopt SFAS No. 159, after tax	—	—	180.6	(180.6)
Net loss	(382.7)	—	(382.7)	—
Accrued option expense	1.1	1.1	—	—
Repurchases and retirements of Class A common shares	(68.8)	(68.8)	—	—
Dividends	(275.5)	—	(275.5)	—
Other comprehensive loss items, after tax:
Change in foreign currency translation	(0.3)	—	—	(0.3)
Change in interest rate swap	(5.7)	—	—	(5.7)
Change in additional pension liability	(19.5)	—	—	(19.5)

Other comprehensive loss, after tax	(25.5)	—	—	(25.5)

Balances at December 31, 2008	$1,155.1	$1,016.7	$163.4	$(25.0)

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007	2006
	($ in millions)
Cash flows from operations:
Net (loss) income	$(382.7)	$250.6	$246.7
Charges (credits) to reconcile net (loss) income to cash flows provided from operations:
Income from discontinued operations	—	—	(1.2)
Net realized investment losses (gains)	318.9	(173.7)	(163.6)
Change in net unrealized investment gains and losses	444.7	—	—
Net realized gains from sales of common stock of subsidiaries	(2.1)	(11.3)	—
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	11.8	29.3	30.3
Deferred income tax (benefit) provision	(215.5)	42.0	19.7
Other operating items:
Net change in loss and LAE reserves	(186.3)	(357.4)	(516.6)
Net change in unearned premiums	82.3	20.7	(57.6)
Net change in ceded reinsurance payable	(9.3)	30.9	(5.2)
Net change in premiums receivable	(21.4)	(12.1)	88.0
Net change in reinsurance recoverable on paid and unpaid losses	126.4	223.6	270.2
Net change in other assets and liabilities	(123.3)	(24.6)	148.3

Net cash provided from operating activities of continuing operations	43.5	18.0	59.0
Net cash used for operating activities of discontinued operations	—	—	(22.0)

Net cash provided from operations	43.5	18.0	37.0

Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(635.6)	(22.9)	(117.3)
(Purchases) maturities of short-term held-to-maturity investments	(7.1)	33.8	(33.8)
Maturities of fixed maturity investments	644.3	137.9	480.2
Maturities (purchases) of fixed maturity investments held-to-maturity	312.6	—	(303.3)
Sales of fixed maturity investments	1,018.8	1,948.5	1,679.2
Sales of common equity securities	498.6	328.0	433.5
Sales of convertible bonds	225.3	241.3	154.1
Distributions and redemptions from other investments	76.6	50.5	17.8
Purchases of fixed maturity investments	(1,046.0)	(1,836.9)	(1,796.6)
Purchases of common equity securities	(345.2)	(335.9)	(413.4)
Purchases of convertible bonds	(101.0)	(270.1)	(338.9)
Contributions for other investments	(30.1)	(78.9)	(72.0)
Sales of common stock of subsidiaries, net of sales costs	12.0	47.2	—
Sales of consolidated and unconsolidated affiliate, net of cash sold	—	—	11.1
Sale of renewal rights	—	—	32.0
Sale of discontinued operations	—	—	95.7
Purchase of subsidiary	(7.3)	—	—
Net change in unsettled investment purchases and sales	25.4	(72.4)	5.8
Net acquisitions of property and equipment	(0.8)	(12.2)	(8.0)

Net cash provided from (used for) investing activities of continuing operations	640.5	157.9	(173.9)
Net cash provided from investing activities of discontinued operations	—	—	19.8

Net cash provided from (used for) investing activities	640.5	157.9	(154.1)

Cash flows from financing activities:
Issuance of debt	—	—	22.4
Repayment of debt	(2.0)	(2.0)	(8.0)
Repayment of loan by affiliate	—	—	303.8
Loans to affiliates	—	—	(102.6)
Repurchases and retirements of Class A common shares	(68.8)	(33.0)	—
Repurchases of debt	(22.3)	—	—
Distributions and dividends to White Mountains Insurance Group, Ltd.	—	—	(70.8)
Cash dividends paid to common shareholders	(275.5)	(83.7)	—
Redemption of mandatorily redeemable preferred stock of subsidiary	(300.0)	(20.0)	—
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	(11.8)	(29.3)	(30.3)

Net cash (used for) provided from financing activities of continuing operations	(680.4)	(168.0)	114.5

Net increase (decrease) in cash during year	3.6	7.9	(2.6)
Cash balance at beginning of year	49.4	41.5	44.1

Cash balance at end of year	$53.0	$49.4	$41.5

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Nature of Operations and Summary of Significant Accounting Policies

        The accompanying consolidated financial statements include the accounts of OneBeacon Insurance Group, Ltd. (the "Company" or the "Registrant") and its subsidiaries (collectively, "OneBeacon") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The OneBeacon operating companies are U.S.-based property and casualty insurance writers, most of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, commercial and personal products and services sold through select independent agencies, brokers and managing general agencies.

        OneBeacon was acquired by White Mountains Group, Ltd. ("White Mountains") from Aviva plc ("Aviva", formerly CGNU) in 2001 (the "OneBeacon Acquisition"). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company's common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2008, White Mountains owned 75.5% of the Company's common shares. Within this report, the term "OneBeacon" is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a Bermuda exempted limited company with its headquarters located at the Bank of Butterfield Building, 42 Reid Street, 6th Floor, Hamilton HM 12, Bermuda. The Company's U.S. headquarters are located at 1 Beacon Lane, Canton, Massachusetts 02021, its principal executive office is located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. OneBeacon's reportable segments are Primary Insurance Operations, Affiliate Quota Shares and Other Operations, as defined below.

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

        OneBeacon's Other Operations segment consists of the Company and its intermediate holding companies which include OneBeacon U.S. Enterprises Holdings, Inc., formerly known as Fund American Enterprises Holdings, Inc., and OneBeacon U.S. Holdings, Inc. ("OBH"), formerly known as Fund American Companies, Inc., both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda.

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

        As discussed in further detail in Note 2, OneBeacon sold certain consolidated subsidiaries to White Mountains on August 3, 2006 at GAAP book value as part of a reorganization immediately preceding the initial public offering. The sold subsidiaries have been classified as discontinued operations. Accordingly, the results of operations for the sold subsidiaries are presented net of tax, as income from discontinued operations in the consolidated statements of operations and comprehensive (loss) income. Cash flows associated with the operating and investing activities of discontinued operations are aggregated and presented under separate captions in the consolidated statements of cash flows. There were no cash flows associated with financing activities for the discontinued operations.

Basis of presentation

Investment Securities

        In accordance with its adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") on January 1, 2008, OneBeacon classifies its portfolio of fixed maturity investments and common equity securities, excluding convertible bonds, held for general investment purposes as trading. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and unrealized investment gains and losses on trading securities are reported, pre-tax in revenues. See Recently Adopted Changes in Accounting Principles of Note 1 for further discussion. Prior to adoption of SFAS 159, OneBeacon's fixed maturity investments and common equity securities, held for general investment purposes, excluding convertible bonds which are described below, were classified as available-for-sale and reported at fair value. Net unrealized investment gains and losses on available-for-sale securities were reported net, after tax, as a separate component of shareholders' equity. Changes in net unrealized investment gains and losses, after tax, were reported as a component of other comprehensive income.

        OneBeacon owns convertible bonds with embedded derivatives. OneBeacon has elected the fair value option under SFAS 159 for its investments in convertible bonds effective January 1, 2008. Convertible bonds are carried at fair value with changes therein recorded in revenues as unrealized investment gains or losses. See Recently Adopted Changes in Accounting Principles of Note 1 for further discussion. Prior to adoption of SFAS 159, OneBeacon recorded its convertible bonds in accordance with SFAS No. 155, "Accounting for Certain Hybrid Instruments, an amendment to Statements No. 133 and 140" ("SFAS 155"). Under SFAS 155, OneBeacon had accounted for the convertible bonds on a fair value basis with changes in fair value recorded through revenues as realized investment gains or losses. SFAS 155 eliminated the requirement to bifurcate financial instruments with embedded derivatives if the holder of the instrument elected to account for the entire instrument on a fair value basis with changes in fair value of the entire instrument recorded through income as realized investment gains or losses. Prior to adoption of SFAS 155, OneBeacon had recorded $143.6 million related to the host instruments in fixed maturity investments and $73.6 million for the equity conversion options in other investments. Upon adoption of SFAS 155, OneBeacon recorded an after tax adjustment of $7.1 million to reclassify net unrealized gains on investments (gross gains of $11.0 million and gross losses of $0 million) to opening retained earnings to reflect the cumulative effect of adoption. At December 31, 2008 and 2007, OneBeacon had $241.2 million and $389.2 million, respectively, of convertible bonds.

        Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2008 and 2007.

        In connection with the initial public offering and as part of the reorganization described above, OneBeacon created two irrevocable grantor trusts and funded them with assets sufficient to make the remaining dividend and redemption payments for $20 million of preferred stock that was redeemed in June 2007 and $300 million of preferred stock that was redeemed in May 2008. See Mandatorily

Redeemable Preferred Stock section of this note and Note 11 for further discussion of preferred stock subject to mandatory redemption. The cash contributed to fund these trusts was used to purchase a portfolio of fixed maturity securities. This portfolio of fixed maturity investments was classified as held-to-maturity and reported at amortized cost as the creation and funding of the trusts did not legally defease the preferred stock or create any additional rights for the holders of the preferred stock, although the assets in the trusts remained segregated from OneBeacon's other general assets as OneBeacon had the ability and intent to hold the investments in this portfolio to maturity. Certain of the investments purchased to fund the trusts matured within one year and were therefore reflected as short-term investments. In addition, some of the interest payments on the assets in the trust were reinvested in short-term investments. Consistent with the basis of presentation described above, these short-term investments were carried at amortized cost, which approximated fair value as of December 31, 2007. These investments are referred to herein as "assets held in trust".

        Other investments include limited partnerships, hedge funds and private equity interests. Prior to January 1, 2008, changes in OneBeacon's interest in other investments accounted for using the equity method were included in net realized investment gains (losses). Changes in OneBeacon's interest in other investments not accounted for under the equity method were reported, net of tax, as a component of common shareholders' equity with changes therein reported, after tax, as a component of other comprehensive (loss) income. Upon adoption of SFAS 159 on January 1, 2008, OneBeacon measures its investments in limited partnerships, hedge funds and private equity interests at fair value with changes therein reported in revenues on a pre-tax basis. See Recently Adopted Changes in Accounting Principles of Note 1 for further discussion.

        Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value, the duration of the market decline, the financial health of and specific prospects for the issuer and the ability and intent to hold the investment to recovery. Investment losses that are determined to be other-than-temporary are recognized in revenues through net realized investment gains (losses). Realized gains and losses resulting from sales of investment securities are accounted for using the specific identification method. Premiums and discounts on fixed maturity investments are accreted to income over the anticipated life of the investment.

Securities Lending

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

Cash

        Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statements of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company's consolidated subsidiaries.

Insurance Operations

        OneBeacon accounts for insurance policies that it writes in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises" ("SFAS 60"). Premiums written are recognized as revenues and are earned ratably over the term of the related policy. Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. AutoOne Insurance ("AutoOne"), which acts as a limited assignment distribution ("LAD") servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger and commercial automobile assigned risk exposures in 21 states and the District of Columbia. AutoOne receives LAD and commercial limited assignment distribution ("CLAD") servicing fees from these other companies for assuming these risks. LAD and CLAD servicing fees are typically a percentage of the total premiums that AutoOne must write to fulfill the obligation of the transferor company. In addition, LAD servicing carriers may choose to write certain policies voluntarily by taking risks out of the New York Automobile Insurance Plan ("NYAIP"). These policies generate takeout credits which can be "sold" for fees ("takeout fees") to other carriers. These other carriers in turn can use such credits to reduce their obligations to write assigned risk business. AutoOne's LAD and CLAD servicing and takeout fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates. Fees charged on installment premiums are recorded as a reduction to other underwriting expenses.

        Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of business. These costs are deferred and amortized over the applicable premium recognition period as policy acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses ("LAE"), unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. For the years ended December 31, 2008, 2007 and 2006, no deferred acquisition costs were charged to expense based on the determination of a premium deficiency.

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

        OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on various assumptions including consideration of when the claims will be settled (5.5% at December 31, 2008 and 2007). As of December 31, 2008 and 2007, the discount on OneBeacon's workers compensation loss and LAE reserves amounted to $142.1 million and $156.9 million, respectively.

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

Accounting for Mandatory Shared Market Mechanisms

        As a condition to its licenses to do business in certain states, OneBeacon's insurance operations must participate in various mandatory shared market mechanisms commonly referred to as "residual" or "involuntary" markets. These markets generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. Each state dictates the levels of insurance coverage that are mandatorily assigned to participating insurers within these markets. The total amount of such business an insurer must accept in a particular state is generally based on that insurer's market share of voluntary business written within that state. In certain cases, OneBeacon is obligated to write business from shared market mechanisms at a future date based on its historical market share of all voluntary policies written within that state. Involuntary business generated from mandatory shared market mechanisms is accounted for in accordance with SFAS 60 or as assumed reinsurance under SFAS 113, depending upon the structure of the mechanism.

        OneBeacon's market assignments are typically required to be written in the current period, although, in certain cases OneBeacon is required to accept policy assignments at a future date. OneBeacon's residual market assignments to be written in the future primarily relate to private passenger automobile assigned risk exposures within the State of New York where certain of OneBeacon's insurance subsidiaries write voluntary automobile insurance. The share of involuntary written premium for policies assigned by the NYAIP to a particular insurer in a given year is based on the proportion of the total voluntary writings in New York two years prior. Anticipated losses associated with future market assignments are recognized in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS 5"), when the amount of such anticipated losses is determined to be probable and can be reasonably estimated.

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

Deferred Software Costs

        OneBeacon capitalizes costs related to computer software developed for internal use during the application development stage of software development projects in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These costs generally consist of certain external, payroll and payroll related costs. OneBeacon begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight line basis and over a useful life of three to five years. At December 31, 2008 and 2007, OneBeacon had deferred software costs of $22.1 million and $27.8 million, respectively.

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

Foreign Currency Exchange

        The U.S. dollar is the functional currency for all of OneBeacon's businesses. OneBeacon is subject to foreign currency fluctuations primarily associated with its foreign investment securities. Assets recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Prior to the adoption of SFAS 159, net foreign exchange gains and losses arising from the translation were generally reported in common shareholders' equity, in accumulated other comprehensive income or loss, net of tax. As of December 31, 2007, OneBeacon had after tax net unrealized foreign currency translation gains on its foreign investment securities of $12.7 million. Upon adoption of SFAS 159, net foreign exchange gains and losses arising from the translation are generally reported in revenues in change in net unrealized investment gains and losses.

Cash Flow Hedge

        Contemporaneously with entering into a variable rate mortgage note during 2005, as further described in Note 7, OneBeacon entered into an interest rate swap agreement under which it pays a fixed rate and receives a variable rate to hedge its exposure to interest rate fluctuations. The notional amount of the swap is equal to the outstanding principal of the mortgage note it hedges and is adjusted at the same time as the mortgage note principal changes for drawdowns and repayments. The underlying index used to determine the variable interest paid under the swap is the same as that used for OneBeacon's variable rate mortgage note. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), OneBeacon has accounted for the swap as a cash flow hedge and has recorded the interest rate swap at fair value on the balance sheet in other assets or other liabilities depending on the value as of the balance sheet date. Changes in the fair value of the interest rate swap, after tax, are reported as a component of other comprehensive income. OneBeacon monitors continued effectiveness of the hedge by monitoring the changes in the terms of the instruments as described above as compared to the actual changes in principal and notional amount in the mortgage note and interest rate swap, respectively.

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

Mandatorily Redeemable Preferred Stock

        OneBeacon had two classes of mandatorily redeemable preferred stock which were considered noncontrolling interests and had been recorded as liabilities at their historical carrying values in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liability and Equity." Dividends and accretion on OneBeacon's mandatorily redeemable preferred stock were recorded as interest expense. See Note 11.

Defined Benefit Plans

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to Statements No. 87, 88, 106 and 132R" ("SFAS 158"). The Statement requires an employer that sponsors a defined benefit plan to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation (for defined benefit pension plans) or the accumulated benefit obligation (for other postretirement benefit plans) in its statement of financial position. The Statement also requires recognition of amounts previously deferred and amortized under SFAS No. 87,

"Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in other comprehensive income in the period in which they occur. Under SFAS 158, plan assets and obligations must be measured as of the fiscal year end. OneBeacon adopted SFAS 158 effective December 31, 2006. See Note 9.

Recently Adopted Changes in Accounting Principles

Fair Value Measurements

        On January 1, 2008, OneBeacon adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an "exit price"). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). The fair value hierarchy in SFAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority ("Level 1"), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities ("Level 2") and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority ("Level 3"). See Note 6 for further financial statement disclosure required pursuant to SFAS 157.

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

        OneBeacon's process to validate the market prices obtained from the outside pricing sources include, but are not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. OneBeacon also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

        For investments in limited partnerships, hedge funds and private equity interests, net asset value is deemed to approximate fair value. In circumstances where the secondary market for such investments is not active, OneBeacon's policy is to adjust net asset value to reflect the effect of illiquidity. Where appropriate, the fair value of assets and liabilities measured at fair value would be adjusted for the effect of counterparty credit risk.

Fair Value Option

        On January 1, 2008, OneBeacon adopted SFAS 159 which allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are reported in revenues.

        OneBeacon has made the fair value election for its portfolio of available-for-sale securities and its investments in limited partnerships, hedge funds and private equity interests. See Note 6 for further discussion. Upon adoption, OneBeacon recorded an adjustment of $180.6 million to reclassify net unrealized gains, after tax, and net unrealized foreign currency translation gains, after tax, related to investments from accumulated other comprehensive income to opening retained earnings. Subsequent to adoption, OneBeacon's portfolio of available-for-sale securities was reclassified as trading and changes in fair value are reported in revenues before the effect of tax. See Note 6 for further discussion. The Company believes that making the election results in reporting its investment results on a basis consistent with one of its operating principles, namely to manage investments for total return.

Recent Accounting Pronouncements

Business Combinations and Non-controlling Interests

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141R") and SFAS No. 160, "Noncontrolling Interests—an amendment to ARB 51" ("SFAS 160"). SFAS 141R requires the acquiring company to recognize all assets acquired and liabilities assumed at their fair values at the acquisition date, with certain exceptions including income taxes which will continue to be accounted for under SFAS 109. This represents a basic change in approach from the old cost allocation method originally described in SFAS 141. In addition, SFAS 141R changes the accounting for step acquisitions since it requires recognition of all assets acquired and liabilities assumed, regardless of the acquirer's percentage of ownership in the acquiree. This means that the acquirer will measure and recognize all of the assets, liabilities and goodwill, not just the acquirer's share. Assets and liabilities arising from contractual contingencies are to be recognized at the acquisition date, at fair value. Non-contractual contingencies are to be recognized when it is more likely than not that they meet the Statement of Financial Accounting Concepts No. 6, "Elements of Financial Statements (A Replacement of FASB Concepts Statement No. 3—Incorporating an Amendment of FASB Concepts Statement No. 2)" criteria for an asset or liability. Previously under SFAS 141, recognition of preacquisition contingencies was deferred until the criteria in SFAS 5 had been met. Changes in the amount of deferred taxes arising from a business combination are to be recognized in either income or through a change in contributed capital, depending on the circumstances. Previously under SFAS 109, such changes were recognized through goodwill. Acquisition related costs, such as legal fees and due diligence costs would be expensed and would not be recognized as part of goodwill. The classification of insurance and reinsurance contracts is re-evaluated at the acquisition date only if their terms were changed in connection with the acquisition.

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

        SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008 and shall be applied prospectively. OneBeacon has adopted SFAS 141R and SFAS 160 effective January 1, 2009. SFAS 141R did not impact OneBeacon's previous transactions involving purchase accounting. SFAS 160 did not impact OneBeacon's consolidated financial statements.

Derivatives and Hedging Activities

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires disclosure of the following: objectives for using derivative instruments in terms of underlying risk and accounting designation, the fair values of derivative instruments and their gains and losses in a tabular format, and information about credit-risk-related contingent features. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. OneBeacon has adopted SFAS 161 effective January 1, 2009.

Participating Securities Granted in Share-Based Payment Transactions

        In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities." The FSP addresses whether instruments granted in share-based payment transactions should be considered participating securities prior to vesting. The FSP requires that such instruments that hold unforfeitable rights to dividends or dividend equivalents, regardless of whether paid or unpaid, should be considered participating securities and accordingly should be included in the calculation of earnings per share under the two-class method instead of the treasury stock method. Unvested restricted stock issued under employee incentive compensation plans containing such dividend participation features would be considered participating securities. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, all prior period earnings per share data must be adjusted retrospectively to conform to the provisions of the FSP. Early application is not permitted. OneBeacon is currently evaluating the potential impact of adopting this FSP.

Disclosures about Postretirement Benefit Plan Assets

        In December 2008, the FASB issued FSP SFAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets." The FSP requires additional disclosures regarding plan assets of a defined benefit pension or other postretirement plan. The disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This FSP is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. OneBeacon is currently evaluating the potential impact of adopting this FSP.

NOTE 2.  Discontinued Operations

        In 2006, OneBeacon sold certain consolidated subsidiaries at GAAP book value to White Mountains. OneBeacon did not recognize a gain or a loss on these sales. These subsidiaries are included in discontinued operations and comprise the following entities:

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

        OneBeacon's net income from continuing operations for the year ended December 31, 2006 excludes the results of operations for the above entities. Net income from discontinued operations has been presented separately and is shown net of related income taxes.

NOTE 3.  Acquisitions and Dispositions

        During the fourth quarter of 2008, OneBeacon sold one of its inactive licensed subsidiaries, Farmers and Merchants Insurance Company, to Pride Holdings LLC for $7.8 million in cash and recorded a pre-tax gain of $1.1 million through net other revenues.

        During the third quarter of 2008, OneBeacon acquired Entertainment Brokers International Insurance Services ("EBI"), an insurance agency specializing in the entertainment, sports and leisure industries, for $8.0 million. In connection with the purchase of EBI, which was accounted for as an acquisition under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations," OneBeacon recorded the identifiable assets and liabilities of EBI at their fair value at acquisition date. Significant assets and liabilities acquired include premiums and commissions receivable of $16.6 million and premiums and commissions payable of $16.1 million. After allocating the purchase price to identifiable tangible assets and liabilities, OneBeacon also recorded an intangible asset of $9.5 million which represents the value of business in force at the acquisition date. The amortization associated with the intangible asset will be amortized over a 10-year period in proportion to the timing of the discounted cash flows used to value the business.

        During the first quarter of 2008, OneBeacon sold one of its inactive licensed subsidiaries, Midwestern Insurance Company, to National Guaranty Insurance Company for $4.2 million in cash and recorded a pre-tax gain of $1.0 million through net other revenues.

        During the third quarter of 2007, OneBeacon sold one of its inactive licensed subsidiaries, American Employers' Insurance Company to Sparta Insurance Holdings, Inc. for $47.7 million in cash, gross of sales costs, and recorded a pre-tax gain of $11.3 million through net other revenues.

        On October 31, 2006, OneBeacon restructured its investment in Main Street America Holdings, Inc. ("MSA"). OneBeacon received a $70 million cash dividend from MSA following which OneBeacon sold its 50% common stock investment in MSA to Main Street America Group, Inc. ("the MSA Group") for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group and (ii) 4.9% of the common stock of the MSA Group. Effective October 31, 2006 and prior to the adoption of SFAS 159, OneBeacon accounted for its remaining investment in the MSA Group in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." See Note 1 for a discussion of OneBeacon's accounting for investment securities. Prior to the sale, OneBeacon owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting. These transactions resulted in a net after tax realized gain of $8.5 million. See Note 15.

        On September 29, 2006, OneBeacon sold certain assets and the right to renew existing policies of Agri, a division of OneBeacon that provided commercial farm and ranch and commercial agricultural insurance products, for $32.0 million in cash to QBE Insurance Group, Ltd. ("QBE") and recorded a pre-tax gain of $30.4 million through net other revenues. In connection with this sale, OneBeacon entered into agreements under which, at the option of QBE, it will write the policies of Agri on a direct basis and cede 100% of this business to QBE.

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

        OneBeacon's actuaries use several generally accepted actuarial methods to evaluate its loss reserves, each of which has its own strengths and weaknesses. OneBeacon places more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

  •
  Historical paid loss development methods:  These methods use historical loss payments over discrete periods of time to estimate future losses. Historical paid loss development methods assume that the ratio of losses paid in one period to losses paid in an earlier period will remain constant. These methods necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use case reserves to estimate ultimate losses, they can be more reliable than the other methods discussed below that look to case reserves (such as actuarial methods that use incurred losses) in situations where there are significant changes in how case reserves are established by a company's claims adjusters. However, historical paid loss development methods are more leveraged, meaning that small changes in payments have a larger impact on estimates of ultimate losses, than actuarial methods that use incurred losses because cumulative loss payments take much longer to equal the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

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

        OneBeacon performs an actuarial review of its recorded reserves each quarter. OneBeacon's actuaries compare the previous quarter's estimates of paid loss and LAE, case reserves and IBNR to amounts indicated by actual experience. Differences between previous estimates and actual experience are evaluated to determine whether a given actuarial method for estimating loss and LAE should be relied upon to a greater or lesser extent than it had been in the past. While some variance is expected each quarter due to the inherent uncertainty in loss and LAE, persistent or large variances would indicate that prior assumptions and/or reliance on certain reserving methods may need to be revised going forward.

Loss and LAE reserve summary

        The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
	($ in millions)
Gross beginning balance	$4,480.3	$4,837.7	$5,354.3
Less beginning reinsurance recoverable on unpaid losses	(2,629.5)	(2,842.6)	(3,120.9)

Net loss and LAE reserves	1,850.8	1,995.1	2,233.4
Loss and LAE incurred relating to:
Current year losses	1,188.2	1,138.1	1,272.3
Prior year losses	(62.0)	(48.3)	11.3

Total incurred loss and LAE	1,126.2	1,089.8	1,283.6
Accretion of fair value adjustment to net loss and LAE reserves	12.0	16.0	23.0
Loss and LAE paid relating to:
Current year losses	(495.1)	(527.1)	(589.5)
Prior year losses	(703.2)	(723.0)	(955.4)

Total loss and LAE payments	(1,198.3)	(1,250.1)	(1,544.9)

Net ending balance	1,790.7	1,850.8	1,995.1
Plus ending reinsurance recoverable on unpaid losses	2,503.3	2,629.5	2,842.6

Gross ending balance	$4,294.0	$4,480.3	$4,837.7

Loss and LAE development—2008

        In 2008, OneBeacon experienced $62.0 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses. The favorable non-catastrophe loss reserve development was primarily related to professional liability in specialty lines and package business in commercial lines partially offset by adverse loss reserve development at AutoOne and in run-off.

        Specifically, at December 31, 2007, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which is included in the general liability line of business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2008, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. The impact of this revised estimate was a decrease to professional liability reserves of $50.5 million.

        At December 31, 2007, management had estimated that future payments from personal injury protection (PIP) litigation from OneBeacon's NYAIP business would be approximately $14.0 million. During 2008, the legal expenses related to this litigation were higher than expected as the 2002 accident year neared conclusion. As a result, management increased estimates of all accident years for NYAIP and other similar business in New York. The total increase in estimate was $10.8 million.

        At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $137.0 million, or approximately 64% of case reserves of $212.8 million for 2002 and subsequent accident years. During 2008, case incurred loss and allocated LAE ("ALAE") was $16.2 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2008, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2008, the IBNR was determined to be $86.9 million, or approximately 64% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $33.8 million.

        At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR related to workers compensation was $41.1 million, or approximately 96% of case reserves of $43.0 million for 2005 and subsequent accident years. During 2008, case incurred loss and ALAE was $20.2 million, which was greater than expected for this line of business. As a result of the higher than expected case incurred loss and ALAE during 2008, the actuarial methods based on case incurred losses produced higher estimated ultimate losses for these accident years. As a result, at December 31, 2008, the IBNR was determined to be $34.8 million, or approximately 81% of the remaining case reserves. The impact of this revised estimate was an increase to workers compensation reserves of $13.9 million.

        In addition to the development described for the lines of business above, management also recorded a $2.4 million net decrease in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2008. The change in IBNR for each other line of business was not individually significant.

Loss and LAE development—2007

        In 2007, OneBeacon experienced $48.3 million of favorable loss reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily related to lower than expected frequency for professional liability in specialty lines and lower than expected severity for automobile liability in personal lines, partially offset by adverse loss reserve development for multiple peril and workers compensation, primarily for accident years 2001 and prior.

        Specifically, at December 31, 2006, management continued to expect losses to emerge in the professional liability business, which is included in the general liability line of business, in line with initial expectations based on market analysis when this business was initiated in 2002 and 2003. During 2007, losses continued to be significantly lower than initial expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. The impact of this revised estimate was a decrease to professional liability reserves of $79.6 million.

        At December 31, 2006, based on actuarial techniques described above, management estimated that IBNR related to personal automobile liability was $137.6 million, or approximately 49% of case reserves of $278.7 million for 2002 and subsequent accident years. During 2007, case incurred loss and ALAE was $38.4 million, which was less than expected for this relatively short-tail line of business. At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR was $66.1 million, or approximately 49% of the remaining case reserves. The actuarial methods that management relied upon to estimate IBNR at December 31, 2007 were similar to those used at December 31, 2006. The impact of this revised estimate was a decrease to personal automobile liability reserves of $33.0 million.

        At December 31, 2006, based on actuarial techniques described above, management estimated that IBNR related to workers compensation and multiple peril liability was $95.6 million, or approximately 15% of case reserves of $621.5 million for 2001 and prior accident years. During 2007, case incurred loss and ALAE was $44.7 million, which was greater than expected for these long-tail lines of business. As a result of the higher than expected case incurred loss and ALAE during 2007, management gave greater weight to actuarial techniques that are based on historical incurred loss development during its review of loss reserves at December 31, 2007. As a result, at December 31, 2007, the IBNR was determined to be $149.4 million, or approximately 28% of the remaining case reserves. The impact of this revised estimate was an increase to workers compensation and multiple peril liability reserves of $98.5 million.

        In addition to the development described for the lines of business above, management also recorded a $34.2 million net decrease in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2007. The change in IBNR for each other line of business was not individually significant.

Loss and LAE development—2006

        In 2006, OneBeacon experienced $11.3 million of adverse loss reserve development on prior accident year loss reserves, primarily due to development on losses related to hurricane events impacting OneBeacon's excess property policies.

        Specifically at December 31, 2005, management had reviewed all known losses related to hurricane events impacting its excess property policies. Based on information at that time, management established reserves for those losses which were expected to reach the coverage layers. During 2006, several individual claims experienced adverse loss reserve development resulting in more losses penetrating the coverage layers. As a result, management increased held reserves as of December 31, 2006 to reflect the actual adverse claim development as well as a provision for future adverse loss reserve development on these claims.

Fair value adjustment

        In connection with purchase accounting for the OneBeacon Acquisition, OneBeacon was required to adjust to fair value OneBeacon's loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, OneBeacon recognized $12.0 million, $16.0 million and $23.0 million of such charges, recorded as accretion of fair value adjustment to loss and LAE reserves in the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the outstanding pre-tax unaccreted adjustment was $5.4 million.

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

Asbestos and environmental loss and LAE reserve activity

        OneBeacon's reserves include provisions made for claims that assert damages from asbestos and environmental ("A&E") related exposures. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs obligations, particularly as mandated by Federal and state environmental protection agencies. In addition to the factors described above regarding the reserving process, OneBeacon estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.

        In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase a reinsurance contract with National Indemnity Company ("NICO") under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures (the "NICO Cover"). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed ("Third Party Recoverables"). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement with OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 48% of A&E losses have been recovered under the historical third party reinsurance.

        In September 2008, OneBeacon completed a study of its A&E exposures. This study considered, among other items, (i) facts, such as policy limits, deductibles and available third party reinsurance, related to reported claims; (ii) current law; (iii) past and projected claim activity and past settlement values for similar claims; (iv) industry studies and events, such as recent settlements and asbestos-related bankruptcies; and (v) collectibility of third party reinsurance. Based on the study, OneBeacon increased its best estimate of its incurred losses ceded to NICO, net of underlying reinsurance, by $83 million to $2.2 billion, which is within the $2.5 billion coverage provided by the NICO Cover. The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

        As noted above, OneBeacon estimates that on an incurred basis it has used approximately $2.2 billion of the coverage provided by NICO at December 31, 2008. Since entering into the NICO Cover, $44.7 million of the $2.2 billion of utilized coverage relates to uncollected amounts from third party reinsurers through December 31, 2008. Net losses paid totaled approximately $1.1 billion as of December 31, 2008, with $108.5 million paid in 2008. Asbestos payments during 2008 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential federal asbestos legislation. To the extent that actual experience differs from OneBeacon's estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $320.2 million of protection remaining under the NICO Cover at December 31, 2008.

        OneBeacon's reserves for A&E losses at December 31, 2008 represent management's best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean up cost increases and industry settlement practices, limit OneBeacon's ability to accurately estimate ultimate liability and OneBeacon may be subject to A&E losses beyond currently estimated amounts. In addition, OneBeacon remains liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. OneBeacon cannot reasonably estimate at the present time loss reserve additions arising from any such future adverse loss reserve developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such adverse loss reserve developments.

        The following tables summarize reported A&E loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon for the years ended December 31, 2008, 2007 and 2006, respectively.

	Year ended December 31,
	2008			2007			2006
	Gross	Pre-NICO Net(1)	Net	Gross	Pre-NICO Net(1)	Net	Gross	Pre-NICO Net(1)	Net
	($ in millions)
Asbestos:
Beginning balance	$1,155.9	$699.7	$7.2	$1,227.6	$766.6	$6.8	$1,323.4	$845.9	$7.4
Incurred loss and LAE	37.8	114.5	—	14.7	—	—	(4.0)	(1.6)	—
Paid loss and LAE	(95.3)	(72.7)	(0.7)	(86.4)	(66.9)	0.4	(91.8)	(77.7)	(0.6)

Ending balance	$1,098.4	$741.5	$6.5	$1,155.9	$699.7	$7.2	$1,227.6	$766.6	$6.8

Environmental:
Beginning balance	$577.1	$342.5	$6.0	$678.0	$394.6	$10.6	$729.7	$421.5	$6.5
Incurred loss and LAE	(74.3)	(56.2)	2.6	(18.3)	—	—	(8.6)	(7.8)	—
Paid loss and LAE	(32.5)	(25.1)	(3.1)	(82.6)	(52.1)	(4.6)	(43.1)	(19.1)	4.1

Ending balance	$470.3	$261.2	$5.5	$577.1	$342.5	$6.0	$678.0	$394.6	$10.6

Total asbestos and environmental:
Beginning balance	$1,733.0	$1,042.2	$13.2	$1,905.6	$1,161.2	$17.4	$2,053.1	$1,267.4	$13.9
Incurred loss and LAE	(36.5)	58.3	2.6	(3.6)	—	—	(12.6)	(9.4)	—
Paid loss and LAE	(127.8)	(97.8)	(3.8)	(169.0)	(119.0)	(4.2)	(134.9)	(96.8)	3.5

Ending balance	$1,568.7	$1,002.7	$12.0	$1,733.0	$1,042.2	$13.2	$1,905.6	$1,161.2	$17.4

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

	Year ended December 31,
	2008	2007	2006
	($ in millions)
Written premiums:
Direct(1)	$2,154.0	$2,041.3	$2,028.0
Assumed	60.0	50.6	287.8
Ceded(1)	(250.9)	(227.5)	(308.8)

Net written premiums	$1,963.1	$1,864.4	$2,007.0

Earned premiums:
Direct	$2,078.0	$2,017.3	$2,007.5
Assumed	53.6	54.7	375.3
Ceded	(252.6)	(198.4)	(306.9)

Net earned premiums	$1,879.0	$1,873.6	$2,075.9

Loss and LAE:
Direct	$1,262.1	$1,172.0	$1,245.1
Assumed	34.2	(11.1)	249.5
Ceded	(170.1)	(71.1)	(211.0)

Net loss and LAE	$1,126.2	$1,089.8	$1,283.6

(1)
Includes policies written for Agri on a direct basis which were then ceded 100% to QBE as a result of the sale of the renewal rights of the Agri business to QBE on September 29, 2006.

        Through the quota share with Esurance, in 2006 OneBeacon assumed premiums of $227.4 million, loss and LAE of $195.5 million and expenses of $114.4 million. The quota share agreement with Esurance was commuted during the fourth quarter of 2006 in connection with the Company's initial public offering. At commutation cash and investments were used to settle the assets and liabilities assumed under this agreement.

        Consistent with the terms of the quota share agreement with Sirius, OneBeacon ceded between 6% and 12% of business written, effective April 1, 2004, to Sirius. OneBeacon ceded premiums of $178.0 million, loss and LAE of $92.2 million and expenses of $66.8 million for the year ended December 31, 2006. The quota share agreement with Sirius was commuted during the fourth quarter of 2006 in connection with the Company's initial public offering. At commutation cash and investments were used to settle the assets and liabilities ceded under this agreement.

        In the ordinary course of its business, OneBeacon purchases reinsurance from high-quality, highly rated third party reinsurers in order to minimize loss from large risks or catastrophic events.

        The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon's operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in an area affected by the event as well as the severity of the event. OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas, such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures. OneBeacon's largest single event natural catastrophe exposures are Northeastern United States windstorms and California earthquakes. OneBeacon uses probable maximum loss ("PML") forecasting to quantify its exposure to catastrophic losses. PML is a statistical modeling technique that measures a company's catastrophic exposure as the maximum probable loss in a given time period.

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

        OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $178 million in 2009. The Federal government will pay 85% of covered terrorism losses that exceed OneBeacon's or the industry's retention levels in 2009, up to a total of $100.0 billion.

        OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2008, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2009. The program provides coverage for OneBeacon's personal and commercial property business as well as certain acts of terrorism. Under the program, the first $150 million of losses resulting from any single catastrophe are retained and $650 million of the next $700 million of losses resulting from the catastrophe are reinsured. Any loss above $850 million would be retained. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

        OneBeacon's property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear events or biological, chemical or radiological terrorist attacks or losses resulting from acts of terrorism as defined under the Terrorism Act, as amended, committed by an individual or individuals acting on behalf of any foreign person or foreign interest.

        OneBeacon also purchases individual property reinsurance coverage for certain risks to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10 million up to $100 million. Individual risk facultative reinsurance may be purchased above $100 million where OneBeacon deems it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10 million up to $100 million on an individual risk basis for terrorism losses. However, nuclear, biological, chemical and radiological terrorist attacks are not covered.

        OneBeacon also maintains a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability, professional liability or umbrella liability in excess of $6 million up to $81 million. This program provides coverage for terrorism losses but does not provide coverage for losses resulting from nuclear, biological, chemical and radiological terrorist attacks.

        In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts: the NICO Cover, a reinsurance contract from NICO for up to $2.5 billion in old A&E claims and certain other exposures and an adverse loss reserve development cover from General Reinsurance Corporation ("GRC") for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior (the "GRC Cover") in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with EITF Topic D-54. NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway, Inc ("Berkshire").

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

($ in millions)	Balance at December 31, 2008	% of total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation(2)	$1,964.1	72%	A++
Tokio Marine and Nichido Fire(3)	55.9	2%	A++
QBE Insurance Corporation	45.3	2%	A
Munich Reinsurance America	44.6	2%	A+
Swiss Re	25.6	1%	A+

(1)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of fifteen ratings), "A+" (Superior, which is the second highest of fifteen ratings) and "A" (Excellent, which is the third highest of fifteen ratings).

(2)
Includes $320.2 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. OneBeacon also has an additional $277.6 million of Third Party Recoverables from various reinsurers, the majority of which are rated "A" or better by A.M. Best.

(3)
Excludes $45.7 million of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

NOTE 6. Investment Securities

        OneBeacon's net investment income is comprised primarily of interest income associated with OneBeacon's fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Year ended December 31,
	2008	2007	2006
	($ in millions)
Investment income:
Fixed maturity investments	$143.9	$183.3	$163.2
Short-term investments	10.1	16.9	14.2
Common equity securities	15.5	14.8	20.4
Convertible bonds	6.3	6.7	2.3
Other investments	2.7	2.9	5.5

Gross investment income	178.5	224.6	205.6
Less investment expenses	(14.1)	(16.1)	(13.8)

Net investment income, pre-tax	$164.4	$208.5	$191.8

        For the year ended December 31, 2006, OneBeacon recorded an aggregate of $1.0 million in pre-tax investment income from regular quarterly dividends from Montpelier Re Holdings, Ltd. ("Montpelier").

        The composition of net realized investment (losses) gains consisted of the following:

	Year ended December 31,
	2008	2007	2006
	($ in millions)
Fixed maturity investments	$(40.1)	$18.4	$11.4
Common equity securities	(247.2)	108.5	104.6
Convertible bonds	(12.9)	11.9	27.8
Other investments	(18.7)	34.9	19.8

Net realized investment (losses) gains, pre-tax	(318.9)	173.7	163.6
Income taxes attributable to realized investment gains and losses	110.7	(60.8)	(57.2)

Net realized investment (losses) gains, after tax	$(208.2)	$112.9	$106.4

        OneBeacon recognized gross realized investment gains of $109.4 million, $210.5 million and $199.9 million and gross realized investment losses of $428.3 million, $36.8 million and $36.3 million on sales and other-than-temporary impairment charges of investment securities during the years ended December 31, 2008, 2007 and 2006, respectively.

        As of January 1, 2006, OneBeacon owned 6.3 million common shares of Montpelier, with a fair value of $115.7 million. On August 24, 2006, OneBeacon exchanged its investment in the common shares of Montpelier for an agreed-upon portfolio of common equity and fixed maturity securities of equal value that was owned by White Mountains. At the time of the exchange, OneBeacon's investment in the common shares of Montpelier was in an unrealized loss position of $6.9 million. This loss was deferred at the time of the exchange as sales of investments between OneBeacon and entities under White Mountains' common control are deferred. Subsequent to the exchange, White Mountains sold 5.4 million common shares of Montpelier triggering the recognition of $5.8 million in realized investment losses in 2006. During the second quarter of 2007, OneBeacon recognized the remaining deferred loss on the exchange of $1.1 million.

        OneBeacon recognizes declines in fair value deemed to be other-than-temporary impairments as realized losses. During the year ended December 31, 2008 OneBeacon recognized realized losses of $239.8 million for declines in fair value deemed to be other-than-temporary. These realized losses were comprised primarily of $136.8 million of losses related to common equity securities, $58.4 million of losses related to fixed maturity investments, $14.7 million related to convertible bonds and $29.9 million of losses related to other investments. The loss in common equity securities included $20.9 million of losses within the energy sector, $29.5 million within the utilities sector, $35.6 million within the financial sector, $30.3 million within the materials sector and $13.5 million within the consumer discretionary sector. Effective January 1, 2008, upon adoption of SFAS 159, for all investment securities for which the fair value election has been made, all changes in fair value are included in revenues. During the years ended December 31, 2007 and 2006, OneBeacon recognized $12.7 million and $5.5 million, respectively, of pre-tax other-than-temporary impairment charges as realized losses included in revenues.

        As of December 31, 2008 and 2007, OneBeacon reported $6.8 million and $8.5 million, respectively, in accounts payable on unsettled investment purchases and $49.0 million and $76.1 million, respectively, in accounts receivable on unsettled investment sales.

        The components of OneBeacon's change in net unrealized investment gains and losses, after tax, and change in net unrealized foreign currency gains and losses, after tax, on its available-for-sale portfolio, as recorded in the statements of operations and comprehensive (loss) income prior to adopting SFAS 159 were as follows:

	Year ended December 31,
	2007	2006
	($ in millions)
Net change in pre-tax unrealized gains and losses for investment securities(1)	$171.8	$161.2
Net change in pre-tax unrealized gains and losses from investments in unconsolidated affiliates	—	(6.7)

Net change in pre-tax unrealized investment gains and losses for investments	171.8	154.5
Income taxes attributable to investments	(59.5)	(54.1)

Net change in unrealized gains and losses for investments, after tax	112.3	100.4

Recognition of pre-tax net unrealized gains and losses for investments sold(1)	(180.6)	(130.6)
Income taxes attributable to investments sold	63.3	45.7

Recognition of net unrealized gains and losses for investments sold, after tax	(117.3)	(84.9)

Change in net unrealized investment gains and losses, after tax	$(5.0)	$15.5

(1)
Includes the change in deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control.

	Year ended December 31,
	2007	2006
	($ in millions)
Net change in unrealized foreign currency gains and losses for investment securities(1)	$0.9	$20.3
Income taxes attributable to foreign currency gains and losses	(0.3)	(7.1)

Change in net unrealized foreign currency gains and losses, after tax	$0.6	$13.2

(1)
Includes the change in deferred foreign currency gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control. Excludes changes in net unrealized foreign currency gains and losses on funds held under reinsurance agreements in foreign banks for the year ended December 31, 2007 of $(0.2) million, after tax.

        The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of December 31, 2008 and available-for-sale portfolio as of December 31, 2007, were as follows:

	December 31,
	2008	2007
	($ in millions)
Investment securities:
Gross unrealized investment gains	$74.1	$269.2
Gross unrealized investment losses	(170.6)	(32.9)

Net unrealized losses from investment securities	(96.5)	236.3
Income taxes attributable to such losses	33.7	(81.6)

Total net unrealized investment (losses) gains, after tax	$(62.8)	$154.7

        The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon's fixed maturity investments as of December 31, 2008 and 2007, were as follows:

	December 31, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$417.3	$5.3	$(13.0)	$—	$409.6
Debt securities issued by industrial corporations	914.9	13.2	(39.2)	(18.7)	870.2
Municipal obligations	4.8	0.2	—	—	5.0
Asset-backed securities	791.9	9.3	(42.3)	—	758.9
Foreign government obligations	46.0	0.4	(7.8)	—	38.6
Preferred stocks	71.5	0.2	(19.2)		52.5

Total fixed maturity investments	$2,246.4	$28.6	$(121.5)	$(18.7)	$2,134.8

	December 31, 2007
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$490.3	$18.3	$(0.1)	$—	$508.5
Debt securities issued by industrial corporations	1,089.7	14.0	(12.9)	7.8	1,098.6
Municipal obligations	8.1	0.4	—	—	8.5
Asset-backed securities	1,061.4	12.0	(1.7)	—	1,071.7
Foreign government obligations	133.4	0.7	(0.1)	—	134.0
Preferred stocks	131.5	7.5	(2.1)	8.4	145.3

Total fixed maturity investments	$2,914.4	$52.9	$(16.9)	$16.2	$2,966.6

        In connection with the initial public offering, two irrevocable grantor trusts were established to economically defease OneBeacon's mandatorily redeemable preferred stock. The assets of each trust were solely dedicated to payments of dividends and redemption amounts on the mandatorily redeemable preferred stock. The assets held in trust included fixed maturity and short-term investments which were classified and accounted for as held-to-maturity. During the second quarter of 2008, trust assets were utilized to redeem the $300.0 million Berkshire Hathaway, Inc. ("Berkshire") Preferred Stock ("Berkshire Preferred Stock"). During the second quarter of 2007, trust assets were utilized to redeem the $20.0 million Zenith Insurance Company ("Zenith") Preferred Stock ("Zenith Preferred Stock"). The carrying value, gross unrealized investment gains and losses, and estimated market values of OneBeacon's fixed maturity held-to-maturity investments, carried at amortized cost, as of December 31, 2007, were as follows:

	December 31, 2007
	Carrying Value	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Estimated Fair Value
	($ in millions)
U.S. Government obligations	$305.5	$1.4	$—	$—	$306.9

Total fixed maturity investments	$305.5	$1.4	$—	$—	$306.9

        The cost or amortized cost and carrying value of OneBeacon's fixed maturity investments and convertible bonds at December 31, 2008 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2008
	Cost or amortized cost	Carrying value
	($ in millions)
Due in one year or less	$222.2	$214.4
Due after one year through five years	1,092.6	1,045.0
Due after five years through ten years	117.5	115.8
Due after ten years	205.7	189.4
Asset-backed securities	791.9	758.9
Preferred stocks	71.5	52.5

Total	$2,501.4	$2,376.0

        Prior to adoption of SFAS 159, OneBeacon accounted for convertible bonds on a fair value basis with changes in fair value recorded through revenues as realized investment gains or losses. The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon's common equity securities, convertible bonds and other investments as of December 31, 2008 and 2007, were as follows:

	December 31, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
Common equity securities	$284.6	$6.4	$(14.2)	$(0.1)	$276.7
Convertible bonds	$255.0	$2.4	$(16.2)	$—	$241.2
Other investments	$178.6	$36.7	$(18.7)	$—	$196.6

	December 31, 2007
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
Common equity securities	$685.3	$158.3	$(13.9)	$2.4	$832.1
Other investments	$292.7	$58.0	$(2.1)	$—	$348.6

        The cost of other investments as of December 31, 2007 includes $48.8 million related to equity changes in OneBeacon's interest in other investments accounted for using the equity method which, prior to the adoption of SFAS 159, were included in realized investment gains or losses.

        Sales and maturities of investments, excluding short-term investments and other investments, totaled $2,699.6 million, $2,655.7 million and $2,747.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. There were no non-cash exchanges or involuntary sales of investment securities during the years ended December 31, 2008, 2007 or 2006.

        OneBeacon's consolidated insurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totaled $281.3 million and $302.7 million as of December 31, 2008 and 2007, respectively.

Fair value measurements at December 31, 2008

        As described above, OneBeacon adopted SFAS 157 on January 1, 2008. SFAS 157 established a hierarchy of fair value measurements based upon the nature of the inputs as follows:

  Level 1—Valuations based on quoted prices in active markets for identical assets;

  Level 2—Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

  Level 3—Valuations based on unobservable inputs.

        As of December 31, 2008, approximately 92% of the investment portfolio recorded at fair value was priced based upon observable inputs.

        Fair values for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs other than quoted prices, such as benchmark interest rates, market comparables, broker quotes and other relevant observable inputs. In circumstances where observable inputs are adjusted to reflect management's best estimate of fair value, such fair value measurements are considered a lower level measurement in the SFAS 157 fair value hierarchy.

        Other investments, which are comprised of limited partnerships, hedge funds and private equity interests for which the SFAS 159 fair value option has been elected, are carried at fair value based upon OneBeacon's proportionate interest in the underlying partnership's or fund's net asset value, which is deemed to approximate fair value. These investments are not publicly traded and, accordingly, quoted market prices are not available. In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly. As of December 31, 2008, other investments represented approximately 5% of the investment portfolio recorded at fair value. At December 31, 2008, OneBeacon did not adjust the net assets values used to determine fair value.

        The fair value measurements at December 31, 2008 and their related inputs are as follows:

	Fair value at December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments	$2,134.8	$429.8	$1,625.7	$79.3
Common equity securities	276.7	249.2	1.3	26.2
Convertible bonds	241.2	—	241.2	—
Short-term investments	962.2	962.2	—	—
Other investments	196.6	—	—	196.6

Total	$3,811.5	$1,641.2	$1,868.2	$302.1

        The changes in Level 3 fair value measurements for the year ended December 31, 2008 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2008	$169.2	$70.3	$19.3	$348.6	$607.4
Total net realized and unrealized gains (losses)	(39.2)	(8.8)	—	(105.4)	(153.4)
Purchases and sales, net	(24.2)	0.5	—	(46.6)	(70.3)
Transfers in (out) of Level 3, net	(26.5)	(35.8)	(19.3)	—	(81.6)

Balance at December 31, 2008	$79.3	$26.2	$—	$196.6	$302.1

        The majority of the transfers out of Level 3 within fixed maturity investments for the year ended December 31, 2008 represent securities for which observable inputs were unavailable as of December 31, 2007 mainly because the securities were relatively new issuances and/or limited market data was available. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. With respect to common equity securities, as a result of efforts to adopt SFAS 157 and 159, OneBeacon was able to obtain additional information on the underlying common equity securities for a limited partnership that it consolidates in its financial statements. These common equity securities which are priced based on quoted prices were transferred out of Level 3 into Level 1 during the year ended December 31, 2008.

        The following table summarizes the change in net unrealized gains and losses for assets designated as Level 3 for the year ended December 31, 2008:

Year ended December 31, 2008
($ in millions)
Fixed maturity investments	$(26.3)
Common equity securities	(3.9)
Convertible bonds	—
Short-term investments	—
Other investments	(93.7)

Total	$(123.9)

        The net changes in fair value for the year ended December 31, 2008 are as follows:

	Changes in net unrealized gains and losses(1)(2)	Changes in net foreign currency translation gains and losses(1)	Total net changes in fair value reflected in revenues(1)(2)
	($ in millions)
Fixed maturity investments	$(137.0)	$(35.3)	$(172.3)
Common equity securities	(154.4)	(2.6)	(157.0)
Convertible bonds	(22.2)	—	(22.2)
Short-term investments	0.2	0.3	0.5
Other investments	(93.7)	—	(93.7)

Total	$(407.1)	$(37.6)	$(444.7)

(1)
Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control of $(10.9) million, pre-tax.

(2)
Includes unrealized losses related to OneBeacon's securities lending program of $7.0 million, pre-tax.

        In addition to the investment portfolio described above, OneBeacon has $20.2 million of liabilities recorded at fair value in accordance with SFAS 157 and included in other liabilities. These liabilities relate to securities that have been sold short by a limited partnership that OneBeacon invests in and is required to consolidate under GAAP. All of the liabilities included in the $20.2 million have been deemed to have a Level 1 designation.

Securities Lending

        OneBeacon participates in a securities lending program whereby it loans investment securities to other institutions for short periods of time. OneBeacon receives a fee from the borrower in return for the use of its assets and its policy is to require collateral equal to approximately 102% of the fair value of the loaned securities, which is held by a third party. All securities loaned can be redeemed on short notice. The total market value of OneBeacon's securities on loan at December 31, 2008 was $107.7 million with corresponding collateral of $100.7 million, resulting in an unrealized loss of $7.0 million recorded in change in net unrealized gains and losses on investments. The total market value of OneBeacon's securities on loan at December 31, 2007 was $438.9 million with corresponding collateral of $438.9 million.

NOTE 7. Debt

        OneBeacon's debt outstanding as of December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
	($ in millions)
Senior unsecured notes ("Senior Notes"), at face value	$676.0	$700.0
Unamortized original issue discount	(0.9)	(1.1)

Senior Notes, carrying value	675.1	698.9

Mortgage note on real estate owned	40.8	40.8
Atlantic Specialty Note	16.0	18.0

Total debt	$731.9	$757.7

        A schedule of contractual repayments of OneBeacon's debt as of December 31, 2008 follows:

December 31, 2008
($ in millions)
Due in one year or less	$2.8
Due in two to three years	5.6
Due in four to five years	681.8
Due after five years	42.6

Total	$732.8

Senior Notes

        In May 2003, OBH issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the "Senior Notes"). The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains. OBH incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum. At December 31, 2008, OBH was in compliance with all of the covenants under the Senior Notes. During the third quarter of 2008, OneBeacon repurchased $24.0 million of the outstanding Senior Notes for $22.3 million, which resulted in a $1.6 million gain on extinguishment of debt.

        White Mountains has provided and, pursuant to a separation agreement, continues to provide an irrevocable and unconditional guarantee as to the payment of principal and interest on the Senior Notes. See Note 18.

Bank Facility

        In November 2006, OBH established a $75.0 million revolving credit facility that would have matured in November 2011 (the "Bank Facility"). As of December 31, 2007, the Bank Facility was undrawn. The Bank Facility was terminated in December 2008.

Mortgage Note on Real Estate Owned

        In connection with its December 2005 purchase of land and an office building that is now its U.S. headquarters, OneBeacon entered into a $40.8 million, 18-year mortgage note which has a variable interest rate based upon the lender's 30-day LIBOR rate. As of December 31, 2008, OneBeacon had drawn the full amount of $40.8 million on the mortgage note. Repayment on the mortgage note commenced in January 2009.

        Concurrent with entering into the mortgage note, OneBeacon also entered into an interest rate swap to hedge its exposure to the variability in the interest rate on the mortgage note. The notional amount of the swap is equal to the debt outstanding on the mortgage note and will be adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap are equal at all times. Under the terms of the swap, OneBeacon pays a fixed interest rate of approximately 6% and receives a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap is reported in interest expense. The swap was recorded at its fair value of $(10.4) million and $(1.7) million as of December 31, 2008 and 2007, respectively. Changes in the fair value of the interest rate swap are reported as a component of other comprehensive (loss) income. The after tax change in the fair value of the interest rate swap was a (loss) gain of $(5.7) million, $(1.1) million and $0.6 million, for the years ended December 31, 2008, 2007 and 2006, respectively,

Other Debt of Operating Subsidiaries

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

Interest

        Total interest expense incurred by OneBeacon for its indebtedness was $44.9 million, $45.2 million and $45.5 million in 2008, 2007 and 2006, respectively. Total cash interest paid by OneBeacon for its indebtedness was $43.7 million, $44.3 million and $43.4 million in 2008, 2007 and 2006, respectively.

NOTE 8. Income Taxes

        OneBeacon is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company's worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

        OneBeacon's U.S. subsidiaries join in the filing of a Federal consolidated tax return. The consolidated parent is OneBeacon U.S. Financial Services, Inc. ("OBFS"), formerly known as Fund American Financial Services, Inc. For all years, the companies included within the U.S. consolidated tax return are parties to a tax sharing agreement which provides that each company pays the amount of income taxes or estimated tax or receives refunds that it would have to make or be entitled to if it filed its own separate tax return. As a result, certain companies have made payments, and received refunds from the consolidated parent that are different than amounts payable to the Internal Revenue Service ("IRS"). In connection with the initial public offering, settlements of outstanding intercompany tax balances were made with companies which were transferred out of OneBeacon. The companies that are domiciled outside of the United States file separate returns for the appropriate jurisdictions.

        The total income tax benefit (provision) for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Year ended December 31,
	2008	2007	2006
	($ in millions)
Current tax benefit (provision):
Federal	$5.8	$(104.9)	$(48.9)
State	(1.2)	(0.6)	0.2
Non-U.S.	(0.5)	(0.4)	(0.5)

Total current tax benefit (provision)	4.1	(105.9)	(49.2)

Deferred tax benefit (provision):
Federal	215.5	(42.0)	(19.7)
State	—	—	—
Non-U.S.	—	—	—

Total deferred tax benefit (provision)	215.5	(42.0)	(19.7)

Total income tax benefit (provision)	$219.6	$(147.9)	$(68.9)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of OneBeacon's deferred tax assets and liabilities follows:

	December 31,
	2008	2007
	($ in millions)
Deferred income tax assets related to:
Non-U.S. net operating loss carryforwards	$321.0	$204.2
Investment basis differences	91.7	—
Unearned premiums	70.6	64.8
U.S. net operating loss and tax credit carryforwards	39.9	25.1
Discounting of loss and LAE reserves	38.8	41.5
Net unrealized investment losses	33.7	—
Compensation and bonus accruals	22.5	37.1
Deferred compensation plans	15.2	23.7
Pension and benefit accruals	9.9	0.9
Foreign currency translation on investments	6.8	—
Fixed assets	6.3	7.1
Allowance for doubtful accounts	2.5	6.5
Other accrued compensation	1.9	2.3
Involuntary pool and guaranty fund accruals	1.6	1.7
Other items	15.4	14.7

Total gross deferred income tax assets	677.8	429.6
Less valuation allowance	(338.1)	(218.0)

Total net deferred income tax assets	339.7	211.6

Deferred income tax liabilities related to:
Net unrealized investment gains	—	81.6
Deferred acquisition costs	78.7	69.7
Investment basis differences	—	13.3
Foreign currency translation on investments	—	6.6
Purchase accounting	1.9	6.1
Other items	6.4	10.8

Total deferred income tax liabilities	87.0	188.1

Net deferred tax asset	$252.7	$23.5

        The total net deferred tax asset relates solely to the U.S. consolidated return group.

        OneBeacon's deferred tax assets are net of federal and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates. Of the $338.1 million valuation allowance at December 31, 2008, $321.0 million relates to deferred tax assets on net operating losses ("NOLs") in Luxembourg subsidiaries that are not expected to have significant income in the future and $17.1 million relates to deferred tax assets of the three consolidated insurance reciprocals which each file their own tax return. At December 31, 2007 the valuation allowance was $218.0 million of which $204.2 million relates to deferred tax assets on NOLs in Luxembourg and $13.8 million relates to deferred tax assets of the insurance reciprocals.

        OneBeacon believes that based upon its prior earnings history, expected future earnings and capacity for carry-back of losses, it is more likely than not that the deferred tax asset balances (net of valuation allowance) carried at December 31, 2008 and 2007 will be realized.

        A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of OneBeacon's worldwide operations are taxed) to the income tax provision on pre-tax earnings follows:

	Year ended December 31,
	2008	2007	2006
	($ in millions)
Tax benefit (provision) at the U.S. statutory rate	$210.8	$(139.5)	$(106.4)
Differences in taxes resulting from:
Non-deductible preferred stock dividends and accretion	(11.7)	(22.9)	(20.5)
Tax reserve adjustments	(2.4)	(1.8)	18.0
Tax exempt interest and dividends	3.6	3.6	19.7
Change in valuation allowance	(130.5)	(206.7)	(7.6)
Non-U.S. earnings, net of foreign taxes	155.7	233.3	32.0
Withholding tax	(1.5)	(14.5)	—
Other, net	(4.4)	0.6	(4.1)

Total income tax benefit (provision) on pre-tax earnings	$219.6	$(147.9)	$(68.9)

        The non-U.S. component of pre-tax income was $82.3 million, $84.4 million and $92.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        At December 31, 2008 and 2007 OneBeacon had net operating loss carryforwards from Luxembourg operations of $1.1 billion and $689.1 million respectively. OneBeacon does not anticipate future taxable income in Luxembourg. Therefore, OneBeacon does not believe that it is more likely than not that these losses will be realized and has recorded a full valuation allowance against the tax benefits associated with these NOLs. These losses primarily relate to tax deductible write-downs of investments in U.S. subsidiaries held by Luxembourg subsidiaries in 2008 and 2007. Under Luxembourg law, unused NOLs can be carried to subsequent tax periods and do not expire.

        At December 31, 2008, there were U.S. net operating loss carryforwards of approximately $28.0 million and capital loss carryforwards of $0.3 million available which will begin to expire in 2011. Included in these tax losses are losses of $8.6 million subject to an annual limitation on utilization under Internal Revenue Code Section 382. Also included in these losses are NOLs of $17.8 million and capital loss carryforwards of $0.3 million related to the three insurance reciprocals which each file their own tax return.

        Subsequent to the passage of the Jobs Creation Act of 2004, which extended the carryforward period for utilization of a foreign tax credit, OBFS filed amended U.S. tax returns to claim a credit rather than a deduction for foreign taxes paid. At December 31, 2008, there were foreign tax credit carryforwards available of approximately $30.1 million, of which $29.8 million will expire in 2010. The remaining credit will expire between 2014 - 2015.

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

        In connection with the adoption of FIN 48, OneBeacon recognized a $0.3 million increase in the liability for unrecognized tax benefits, primarily as a result of increases in its estimates of accrued interest. The effect of adoption was recorded as an adjustment to opening retained earnings on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31,
	2008	2007
	($ in millions)
Beginning of period	$57.9	$56.0
Additions for tax positions of prior years	2.2	1.9

End of period	$60.1	$57.9

        Included in the balance at December 31, 2008, are $8.3 million of tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The remaining balance of $51.8 million, if recognized, would be recorded as a reduction to income tax expense. This remaining balance includes $40.8 million of tax positions that are covered by the Tax Make Whole Arrangement with White Mountains, which fixes the Company's overall liability for these items at the amount recorded. See Note 18 for further details.

        FIN 48 also addresses how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense should be recognized in the first period interest would be accrued under the tax law. OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2008 and 2007, OneBeacon recognized $2.4 million and $1.2 million, respectively, in interest expense, net of federal benefit. The balance of accrued interest at December 31, 2008 and 2007 is $6.9 million and $4.5 million, respectively, net of federal benefit.

        With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2003. The IRS commenced an examination of OneBeacon's U.S. income tax returns for 2003 through 2004 in the second quarter of 2006. On January 22, 2009, OneBeacon received Form 4549-A (Income Tax Examination Changes) from the IRS relating to the audit of tax years 2003 and 2004 assessing an additional $65.7 million of tax. The estimated total assessment, including interest, withholding tax and utilization of alternative minimum and foreign tax credit carryovers, is $132.0 million. OneBeacon disagrees with the adjustments proposed by the IRS and intends to vigorously defend its position. The timing of the resolution of these items is uncertain, however, it is reasonably possible that the resolution could occur within the next 12 months. An estimate of the range of potential outcomes cannot be made at this time. OneBeacon's overall liability for tax assessments for 2003 and 2004 is limited due to the Tax Make Whole Agreement with White Mountains, which fixes the liability for these items at the amount recorded on OneBeacon's books. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position. In October 2008, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2005 through 2006.

        Net cash payments (refunds) for Federal income taxes, including those related to companies included in discontinued operations and tax sharing payments, totaled $61.4 million, $132.1 million and $(4.2) million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 9.  Retirement Plans

        OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001 and remain actively employed with OneBeacon. Current plans include a OneBeacon qualified pension plan (the "Qualified Plan") and a OneBeacon non-qualified pension plan (the "Non-qualified Plan") (collectively the "Plans"). OneBeacon's Plans were frozen and curtailed in the fourth quarter of 2002. The Plans no longer add new participants or increase benefits for existing participants. Non-vested plan participants continue to vest during their employment with OneBeacon, which effectively causes the projected benefit obligation to equal the accumulated benefit obligation.

        The benefits for the Plans are based primarily on years of service and employees' compensation through December 31, 2002. Participants generally vest after five years of continuous service. OneBeacon's funding policy is consistent with the funding requirements of U.S. federal laws and regulations.

        On July 11, 2007, the Company settled approximately 80% of the Qualified Plan liabilities through the purchase of two group annuity contracts for $398.5 million from Transamerica Life Insurance Company ("Transamerica") and Hartford Life Insurance Company ("Hartford Life"). In accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Qualified Plan's obligations were re-measured in connection with this settlement. As a result of the partial settlement and re-measurement, the Company recognized a gain of $25.6 million through pre-tax income ($6.3 million as a reduction to loss and LAE, allocated to claims department employees, and $19.3 million as a reduction to other underwriting expenses) and a pre-tax loss of $2.5 million through other comprehensive income in the third quarter of 2007. At the time of settlement, the remaining Qualified Plan liabilities were primarily attributable to Qualified Plan participants who were actively employed by OneBeacon.

        During the third quarter of 2008, the Qualified Plan received reimbursements from Transamerica and Hartford Life in the amounts of $0.8 million and $0.6 million, respectively, due to the final reconciliation of the partial pension settlement. These amounts represented changes in participants and benefits between the time of purchase and the settlement plus any related interest and resulted in a pre-tax gain of $1.4 million recognized in other comprehensive income and loss items.

        The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the various pension plans at December 31, 2008 and 2007:

	2008	2007
	($ in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$121.6	$534.1
Service cost	1.1	2.1
Interest cost	6.7	16.7
Settlement gain	—	(398.5)
Special termination benefit cost	2.4	1.8
Assumption changes	1.8	(4.8)
Actuarial loss	(2.8)	1.6
Benefits and expenses paid with plan assets, net of participant contributions	(11.4)	(28.4)
Benefits paid directly by OneBeacon	(2.9)	(3.0)

Projected benefit obligation at end of year	$116.5	$121.6

Change in plan assets:
Fair value of plan assets at beginning of year	$145.5	$532.7
Actual return on plan assets	(23.1)	39.7
Employer contributions	—	—
Benefits and expenses paid, net of participant contributions	(11.4)	(28.4)
Settlement gain	—	(398.5)

Fair value of plan assets at end of year	$111.0	$145.5

Funded status at end of year	$(5.5)	$23.9

        The funded status of the consolidated pension plans at December 31, 2008 was $(5.5) million, which represents an over-funding of $20.2 million related to the Qualified Plan and an under-funding of $(25.7) million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $15.2 million in irrevocable rabbi trusts for the benefit of Non-qualified Plan participants. In accordance with GAAP, the assets held in the rabbi trusts are not reflected in the funded status of the consolidated pension plans as presented.

        Amounts recognized in the financial statements as of December 31, 2008 and 2007 consist of:

	December 31,
	2008	2007
	($ in millions)
Prepaid benefit cost recorded in other assets	$20.2	$51.8
Accrued benefit cost recorded in other liabilities	(25.7)	(27.9)

Net amount recognized in the financial statements	$(5.5)	$23.9

        The accumulated benefit obligation for all defined benefit pension plans was $116.5 million and $121.6 million at December 31, 2008 and 2007, respectively.

        Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	2008	2007
	($ in millions)
Projected benefit obligation	$25.7	$27.9
Accumulated benefit obligation	$25.7	$27.9
Fair value of plan assets	$—	$—

        Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

	2008	2007
	($ in millions)
Projected benefit obligation	$90.8	$93.6
Accumulated benefit obligation	$90.8	$93.6
Fair value of plan assets	$111.0	$145.5

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

        The amounts recognized in accumulated other comprehensive (loss) income on a before tax basis for the years ended December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
	($ in millions)
Accumulated other comprehensive income beginning balance	$3.0	$3.1
Increase (decrease) in accumulated other comprehensive income:
Amortization of net actuarial losses recognized during the year	0.3	0.3
Net actuarial losses occurring during the year	(30.4)	(0.4)

Accumulated other comprehensive (loss) income ending balance	$(27.1)	$3.0

        The amount in accumulated other comprehensive loss, on a before tax basis, that has not yet been recognized as a component of net periodic benefit cost for the year ended December 31, 2008 is attributable to net losses. During 2009, OneBeacon expects $1.3 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost.

        The components of net periodic benefit costs for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Pension Benefits
	2008	2007	2006
	($ in millions)
Service cost	$1.0	$2.1	$2.6
Interest cost	6.7	16.7	27.7
Expected return on plan assets	(8.2)	(17.7)	(30.6)
Amortization of prior service benefit	—	—	—
Amortization of unrecognized loss	0.3	0.3	0.3

Net periodic pension (income) cost before settlements, curtailments and special termination benefits	(0.2)	1.4	—
Settlement gain	—	(25.6)	—
Special termination benefits expense(1)	2.4	1.8	1.6

Total net periodic benefit cost (income)	$2.2	$(22.4)	$1.6

(1)
Special termination benefits were additional payments made from the pension plan when a vested participant's employment has been terminated due to a reduction in force.

Assumptions

        The weighted average assumptions used to determine benefit obligations at December 31, 2008 and 2007 were:

	December 31,
	2008	2007
Discount rate	5.665%	5.750%

        The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2008 and 2007 were:

	December 31,
	2008	2007
Discount rate	5.750%	5.096%
Expected long-term rate of return on plan assets	5.750%	5.400%

        OneBeacon's discount rate assumptions used to account for the Qualified and Non-qualified Plans reflect the rates at which the benefit obligations could be effectively settled. For 2008 and 2007, in addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and quotes on insurance company annuity contracts, consideration was given to a cash flow matching analysis utilizing the Citigroup Pension Discount Curve and Liability Index.

        OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its pension plan assets at December 31, 2007 and 2006 to develop expected rates of return for 2008 and 2007 for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.

Plan Assets

        OneBeacon's pension plans' asset allocations at December 31, 2008 and 2007, by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2008	2007
Fixed maturity investments	7%	19%
Common equity securities	38	24
Convertible securities	43	50
Cash and short-term investments	12	7

Total	100%	100%

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

Cash Flows

        OneBeacon does not expect to make a contribution to its Qualified Plan in 2009. OneBeacon anticipates contributing $2.7 million to the Non-qualified Plan, for which OneBeacon has assets held in rabbi trusts.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments
($ in millions)
2009	$5.3
2010	5.7
2011	6.1
2012	6.5
2013	6.9
2014-2018	39.6

Other Benefit Plans

        OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of employees. The contributory plan provides qualifying employees with matching contributions of 50% of the first 6% of salary (subject to Federal limits on allowable contributions in a given year). Total expense for the plan was $4.7 million, $3.7 million and $4.9 million in the years ended December 31, 2008, 2007 and 2006, respectively. The employee savings plan includes an employee stock ownership component. See Note 10.

        OneBeacon had a post-employment benefit liability of $8.0 million and $9.0 million related to its long-term disability plan at December 31, 2008 and 2007, respectively.

NOTE 10.  Employee Share-Based Incentive Compensation Plans

        OneBeacon's share-based compensation plans consist of performance shares, stock options granted in connection with the initial public offering and restricted stock units. OneBeacon's share-based compensation plans are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. OneBeacon's board of directors (the "Board") believes that share-based compensation for its key employees should be payable in full only if OneBeacon achieves superior returns for its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. See "Performance Shares" below. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of the Company's deferred compensation plans. OneBeacon expenses the full cost of all its share-based compensation. As a result, OneBeacon's calculation of such return includes the full expense of all outstanding share-based compensation awards.

        OneBeacon records its share-based compensation in accordance with SFAS No. 123(R), "Share-Based Payment" ("SFAS 123R"), which is a revision to SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R applies to new grants of share-based awards, awards modified after the effective date and the remaining portion of the fair value of the unvested awards. The unvested portion of OneBeacon performance share awards, as well as new awards, such as the stock options granted in connection with the initial public offering, are subject to the fair value measurement and recognition requirements of SFAS 123R.

OneBeacon Long-Term Incentive Plan (the "Incentive Plan")

        The Incentive Plan provides for granting various types of share-based incentive awards including performance shares, performance units, options, share appreciation rights and restricted shares to certain key employees of OneBeacon. The Incentive Plan was adopted by the Board in October 2006. Prior to adoption of the Incentive Plan, share-based awards were granted under the OneBeacon Phantom WTM Share Plan. In 2007, the Board and shareholders approved the 2007 OneBeacon Long-Term Incentive Plan (the "2007 Incentive Plan"). The 2007 Incentive Plan provides for all of the awards referenced above as well as restricted stock units. Awards are granted under the 2007 Incentive Plan.

Performance Shares & Phantom Performance Shares

        Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Phantom shares are much like performance shares but settle only in cash. In general, grants are earned, subject to the attainment of pre-specified performance goals, at the end of a three-year period or as otherwise determined by the Compensation Committee of the Board (the "Compensation Committee") and are valued based on the market value of common shares at the time awards are paid. Results that significantly exceed pre-specified targets can result in a performance share payout of up to 200% of value whereas results significantly below target result in no payout.

        Through 2006, the principal performance share goal had been White Mountains' after tax corporate return on equity as measured by growth in its intrinsic value per share. In determining intrinsic value per share, White Mountains' Compensation Committee of its Board of Directors had considered White Mountains' growth in economic value per share with some attention to growth in tangible book value per share and growth in market value per share. This proprietary measure was viewed by White Mountains' and OneBeacon's management as being an objective and conservative measure of the value of White Mountains' stock and included the cost of all outstanding compensation awards.

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

        For awards granted in February 2007, the Compensation Committee defined growth in intrinsic business value per share ("GIBVPS") to be a weighted measure comprised of growth in the adjusted book value per share, underwriting return on equity and growth in the Company's common price per share.

        For awards granted in February 2008, the Compensation Committee defined GIBVPS to be a weighted measure comprised of growth in the adjusted book value per share and underwriting return on equity.

        The following summarizes performance share activity for OB Performance Shares for the years ended December 31, 2008 and 2007:

	Year ended December 31,
	2008		2007
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	1,058,194	$9.2	—	$—
Payments and deferrals(1)	(117,363)	(1.6)	—	—
New awards	1,430,258	—	934,131	—
Forfeitures and net change in assumed forfeitures	(158,776)	(0.6)	(158,638)	(0.2)
Transfers in(2)	—	—	282,701	4.1
(Income) expense recognized	—	(2.4)	—	5.3

End of period	2,212,313	$4.6	1,058,194	$9.2

(1)
Performance share payments in 2008 for the 2007 performance cycle were based upon a performance factor of 63%.

(2)
In February 2007, OneBeacon's WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

        The following summarizes performance share activity for WTM Performance Shares for the years ended December 31, 2007 and 2006:

	Year ended December 31,
	2007		2006
	Target WTM Performance Shares outstanding	Accrued expense	Target WTM Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	16,470	$7.8	44,700	$24.8
Payments and deferrals(1)(2)	(4,400)	(3.7)	(12,600)	(13.4)
New awards	—	—	20,235	—
Forfeitures and net change in assumed forfeitures	—	—	(412)	(0.1)
Transfers out(3)(4)	(12,070)	(4.1)	(35,865)	(10.3)
Expense recognized	—	—	—	6.8

End of period	—	$—	16,058	$7.8

(1)
Performance share payments in 2007 for the 2004-2006 performance cycle were based upon a performance factor of 145%.

(2)
Performance share payments in 2006 for the 2003-2005 performance cycle were based upon a performance factor of 142%.

(3)
In February 2007, OneBeacon's WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

(4)
Represents the 2006 transfer of employee liabilities associated with business formerly held by OneBeacon that were unrelated to its ongoing operations.

        The following summarizes performance shares outstanding and accrued performance share expense at December 31, 2008 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2007—2008	137,400	$—
2007—2009	763,748	—
2008—2010	1,367,379	4.7

Sub-total	2,268,527	4.7
Assumed forfeitures	(56,214)	(0.1)

Total at December 31, 2008	2,212,313	$4.6

        If 100% of the outstanding performance shares had been vested on December 31, 2008, the total additional compensation cost to be recognized would have been $9.3 million, based on current accrual factors (common share price and payout assumptions).

        All performance shares earned for the 2007 and the 2004-2006 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company's subsidiaries.

        At December 31, 2008, 1,367,379, 763,748 and 137,400 performance shares had been granted at target and remained outstanding under the Incentive Plan for the performance periods 2008-2010, 2007-2009 and 2007-2008, respectively.

        The targeted performance goal for full payment of the outstanding performance shares granted during the years ended December 31, 2007 and 2006 is the attainment of a GIBVPS of 13%. At a GIBVPS of 6% or less, no performance shares would be earned and at a GIBVPS of 20% or more, 200% of performance shares would be earned. The targeted performance goal for full payment of the outstanding performance shares granted during 2008 is the attainment of a GIBVPS of 11%. At a GIBVPS of 4% or less, no performance shares would be earned and at a GIBVPS of 18% or more, 200% of performance shares would be earned.

        At December 31, 2008, there were 0 phantom performance shares outstanding under the Incentive Plan for the three-year performance periods beginning 2007 and 2006, respectively. During 2006, no performance shares were earned under the Incentive Plan.

Stock Options

        At December 31, 2008, the Company had 1,237,872 options outstanding representing 1.3% of common shares outstanding. These options were issued in November 2006 in connection with the initial public offering to certain key employees as a one-time incentive. These options vest in equal installments on each of the third, forth and fifth anniversaries of issuance and expire five and a half years from the anniversary of issuance. The fair value of each option award at grant date was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30.0%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5.0%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years. The options originally had a per share exercise price of $30.00. On May 27, 2008, the Compensation Committee adjusted the exercise price to $27.97 to give effect to the $2.03 per share special dividend paid in the first quarter of 2008. The compensation expense associated with the options and the incremental fair value of the award modification is being recognized ratably over the remaining period. The unrecognized compensation expense associated with the options as of December 31, 2008 is $3.4 million and is being recognized ratably over three years. The Company recognized compensation expense of $1.1 million, $1.2 million and $0.2 million in connection with these options in the years ended December 31, 2008, 2007 and 2006, respectively.

        The following summarizes option activity for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008		2007		2006
	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense
	($ in millions)
Beginning of year	1,324,306	$1.4	1,420,000	$0.2	—	$—
New awards	—	—	—	—	1,420,000	—
Forfeitures	(86,434)	—	(95,694)	—	—	—
Exercised	—	—	—	—	—	—
Expense recognized	—	1.1	—	1.2	—	0.2

End of year	1,237,872	$2.5	1,324,306	$1.4	1,420,000	$0.2

Restricted Stock Units

        The options granted in connection with OneBeacon's initial public offering did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, on February 26, 2008, the Compensation Committee awarded 116,270 Restricted Stock Units ("RSUs") to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of growth of 4% per cycle in adjusted book value per common share. Upon vesting, the RSUs will be mandatorily deferred into one of the Company's non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the Compensation Committee. The expense associated with the RSUs is being recognized over the vesting period. For the year ended December 31, 2008, OneBeacon recognized $0.5 million in expense. As of December 31, 2008, 113,990 RSUs were outstanding.

Other Share-Based Compensation

        OneBeacon Insurance Company ("OBIC"), a wholly-owned subsidiary of the Company, sponsors a defined contribution plan, the OneBeacon 401(k) Savings and Employee Stock Ownership Plan ("KSOP"), formerly known separately as the OneBeacon 401(k) Savings Plan ("401(k) Plan") and the OneBeacon Employee Stock Ownership Plan ("ESOP"). In April 2007, the two plans were merged to form the KSOP. Under the KSOP, participants have the ability to invest their balances in several different investment options, including the common shares of White Mountains and subsequent to the initial public offering, the common shares of the Company.

        The employee stock ownership component of the KSOP provides all participants with an annual base contribution in common shares (common shares of White Mountains prior to 2007, and beginning in 2007, common shares of the Company) equal to 3% of their salary, up to the applicable Social Security wage base (or $102,000 with respect to 2008). Additionally, those participants not otherwise eligible to receive certain other Company benefits can earn a variable contribution up to an additional 6% of their salary, capped at the annual covered compensation limits ($230,000 for 2008), contingent upon OneBeacon's performance. The variable contribution amounts earned by eligible participants constituted approximately 4%, 6% and 6% of salary for the years ended December 31, 2008, 2007 and 2006, respectively. OneBeacon has recorded $11.5 million, $15.4 million and $15.5 million in compensation expense to pay benefits and allocate common shares to participants' accounts for the years ended December 31, 2008, 2007 and 2006, respectively.

        In connection with the initial public offering, four common shares of the Company's common stock were awarded to each employee and deposited into participant employee stock ownership accounts. A total of 13,292 shares were awarded and an expense of $0.3 million was recognized in 2006.

        As of December 31, 2008 and 2007, the KSOP owned 1% or less of either of the total White Mountains common shares outstanding or the total Company shares outstanding. All common shares held by the KSOP, and prior to the merger, both the 401(k) Plan and ESOP, are considered outstanding for (loss) earnings per share computations.

        As of December 31, 2008, the Company has no outstanding share appreciation rights or restricted share awards.

NOTE 11. Mandatorily Redeemable Preferred Stock of Subsidiaries

Mandatorily Redeemable Preferred Stock

        OneBeacon had two classes of mandatorily redeemable preferred stock of subsidiaries. These instruments were classified as liabilities and carried at their historical carrying values. Dividends and accretion on OneBeacon's mandatorily redeemable preferred stock were recorded as interest expense. During the years ended December 31, 2008, 2007 and 2006, OneBeacon recorded $33.4 million,

$65.4 million and $58.6 million, respectively, as interest expense on preferred stock (of which $21.6 million, $36.1 million and $28.3 million, respectively, represented accretion of discount).

Berkshire Preferred Stock

        As part of the financing for the OneBeacon Acquisition, Berkshire invested a total of $300 million in cash, of which (1) $225 million was for the purchase of cumulative non-voting preferred stock of OBH (the "Berkshire Preferred Stock"), which had a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 common shares of White Mountains. The Berkshire Preferred Stock was entitled to a dividend of no less than 2.35% per quarter until it was redeemed on May 31, 2008 for $300.0 million, its redemption value. The Berkshire Preferred Stock was initially recorded at $145.2 million, as the aggregate proceeds received from Berkshire of $300 million were allocated between the Berkshire Preferred Stock and the warrants, based on their relative fair values in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". During the years ended December 31, 2008, 2007 and 2006, OneBeacon declared and paid dividends of $11.8 million, $28.3 million and $28.3 million on the Berkshire Preferred Stock and recorded $21.6 million, $36.1 million and $28.3 million, respectively, of related accretion charges on the Berkshire Preferred Stock.

Zenith Preferred Stock

        Also in connection with the financing for the OneBeacon Acquisition, Zenith Insurance Company ("Zenith") purchased $20.0 million in cumulative non-voting preferred stock of a subsidiary of the Company (the "Zenith Preferred Stock"). The Zenith Preferred Stock was entitled to a dividend of no less than a 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% per quarter thereafter and was mandatorily redeemable on May 31, 2011. At the Company's option, the Zenith Preferred Stock was redeemed on June 30, 2007 for $20.0 million, its redemption value. During the years ended December 31, 2007 and 2006, OneBeacon declared and paid dividends of $1.0 million and $2.0 million, respectively, on the Zenith Preferred Stock.

        As described in Note 1, in connection with the initial public offering and as part of the reorganization, OneBeacon created two irrevocable grantor trusts and funded them with assets sufficient to make the remaining dividend and redemption payments for the $300 million Berkshire Preferred Stock and the $20 million Zenith Preferred Stock. The creation and funding of the trusts did not legally defease the preferred stock nor create any additional rights for the holders of the preferred stock either in the trusts or otherwise, although the assets in the trusts were segregated from OneBeacon's other general assets and were not available for any use other than the payment of the Berkshire Preferred Stock and the Zenith Preferred Stock. Assets held in one of the trusts were used to redeem the Zenith Preferred Stock in June 2007 for $20 million, its redemption value, while assets held in the remaining trust were used to redeem the Berkshire Preferred Stock in May 2008 for $300.0 million, its redemption value.

NOTE 12. Common Shareholders' Equity

Adjustments to Adopt Accounting Pronouncements

        On January 1, 2008, OneBeacon adopted SFAS 159. See Note 1 for further discussion. Upon adoption, OneBeacon recorded an adjustment of $180.6 million to reclassify net unrealized gains, after tax, and net unrealized foreign currency translation gains, after tax, related to investments from accumulated other comprehensive income to opening retained earnings.

        On January 1, 2007, OneBeacon adopted FIN 48. See Note 8 for further discussion. Upon adoption, OneBeacon recognized a $0.3 million increase in the liability for unrecognized tax benefits,

primarily as a result of increases in its estimates of accrued interest. The effect of adoption has been recorded as an adjustment to opening retained earnings.

        On December 31, 2006, OneBeacon adopted SFAS 158. See Note 1 for further discussion. As a result, OneBeacon recognized the over-funded status of its projected benefit obligation related to its qualified pension plan increasing the asset on its balance sheet by $8.8 million and recognizing a $5.7 million after tax adjustment to accumulated other comprehensive (loss) income at December 31, 2006.

        On January 1, 2006, OneBeacon adopted SFAS 155. See Note 1 for further discussion. Upon adoption of SFAS 155, OneBeacon recorded an after tax adjustment of $7.1 million to reclassify net unrealized gains on investments (gross gains of $11.0 million and gross losses of $0 million) to opening retained earnings to reflect the cumulative effect of adoption.

Common Shares Repurchased and Retired

        On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During 2008, 3.4 million Class A common shares were repurchased for $68.8 million and retired. The average cost per share repurchased was $20.37. During 2007, 1.6 million Class A common shares were repurchased for $33.0 million and retired. The average cost per share repurchased was $21.23. At December 31, 2008, OneBeacon had $98.2 million of capacity remaining under the original $200.0 million authorization. See Note 21 for discussion regarding the share repurchase program.

Dividends on Common shares

        During 2008, the Company declared and paid cash dividends totaling $275.5 million, or $2.87 per Class A common share, including $195.3 million of a special dividend and $80.2 million of quarterly dividends. During 2007, the Company declared and paid cash dividends totaling $83.7 million, or $0.84 per Class A common share. See Note 22 for further information regarding dividends.

Distributions and Contributions

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

Accumulated Other Comprehensive (Loss) Income

        For the years ended December 31, 2008, 2007 and 2006, OneBeacon recorded the after tax change in the fair value of the interest rate swap related to the mortgage loan of $(5.7) million, $(1.1) million and $0.6 million, respectively as a change to accumulated other comprehensive (loss) income. See Note 7 for further information.

        For the years ended December 31, 2008, 2007 and 2006, OneBeacon recorded the after tax change in its additional pension liability of $(19.5) million, $(0.1) and $(0.3) million, respectively as a change to accumulated other comprehensive (loss) income. See Note 9 for further information.

        Prior to the adoption of SFAS 159, OneBeacon recorded the change in net unrealized gains and losses on investments and the change in foreign currency translation on its foreign investment securities as a component of accumulated other comprehensive (loss) income. For the years ended December 31, 2007 and 2006, OneBeacon recorded the after tax change in net unrealized gains and losses on investments of $(5.0) million and $15.5 million, respectively, and the change in foreign currency translation on its foreign investment securities of $0.4 million and $13.2 million, respectively. See Note 6 for further information.

NOTE 13. Statutory Capital and Surplus

        OneBeacon's insurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners uses risk-based capital ("RBC") standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2008, OneBeacon's active insurance operating subsidiaries met their respective RBC requirements.

        OneBeacon's combined policyholders' surplus as reported to various regulatory authorities as of December 31, 2008 and 2007 was $1.4 billion and $1.9 billion, respectively. OneBeacon's combined statutory net (loss) income for the years ended December 31, 2008, 2007 and 2006 was $(156.5) million, $335.2 million and $372.0 million, respectively. The principal differences between OneBeacon's combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts, market value adjustments for debt securities and recognition of pension plans. OneBeacon's insurance subsidiaries' statutory policyholders' surplus at December 31, 2008 was in excess of the minimum requirements of relevant state insurance regulations.

        In December 2008, OneBeacon Insurance Group LLC ("OneBeacon LLC") contributed $25 million to OBIC.

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

        Generally, OneBeacon's regulated insurance operating subsidiaries have the ability to pay dividends during any twelve month period in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based upon 2008 statutory surplus OneBeacon's top tier regulated insurance operating subsidiaries have the ability to pay approximately $136 million of dividends during 2009, subject to the availability of unassigned funds. As of December 31, 2008, OneBeacon's top tier regulated insurance operating subsidiaries had approximately $0.9 billion of unassigned funds. As of December 31, 2008, OneBeacon had $169.7 million of unrestricted net cash and fixed maturity investments outside of its regulated insurance operating subsidiaries.

        During the year ended December 31, 2008, OneBeacon's regulated operating subsidiaries paid $197.0 million of dividends to OneBeacon LLC. Also, during 2008, OneBeacon's unregulated operating subsidiaries declared and paid $6.0 million of dividends to their immediate parent.

        OBH's ability to declare or pay dividends had been limited by the terms of the Series A Preferred Stock issued to Berkshire. OBH could not, in certain circumstances, declare or pay any dividend or distribution to any other class or series of stock without the consent of the holders of a majority of outstanding shares of the Berkshire Preferred Stock. Under the terms of a Keep-Well Agreement dated November 30, 2004 between White Mountains and OBH (the "Keep-Well"), White Mountains had agreed to return to OBH up to approximately $1.1 billion if some or all of that amount was required by OBH to meet its obligations under the terms of the Berkshire Preferred Stock. As described below, the Keep-Well has expired. Under the Keep-Well, White Mountains had to make any required contributions to OBH prior to making any distributions to its shareholders. The aggregate amount of distributions that White Mountains could make to its shareholders was limited; the limit increased or decreased by an amount equal to White Mountains' consolidated net income or loss over the remaining life of the Keep-Well. The Keep-Well expired when all obligations of the Berkshire Preferred Stock were satisfied upon its redemption in May 2008. See Note 1 and Note 11 for discussion of the creation and funding of an irrevocable grantor trust to economically defease the Berkshire Preferred Stock.

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

	Primary Insurance Operations	Affiliate Quota Shares(1)	Other Operations	Total
	($ in millions)
Year ended December 31, 2008
Earned premiums	$1,879.0	$—	$—	$1,879.0
Net investment income	152.8	—	11.6	164.4
Net realized investment losses	(317.9)	—	(1.0)	(318.9)
Change in net unrealized investment gains and losses	(442.6)	—	(2.1)	(444.7)
Net other revenues (expenses)	14.0	—	(0.2)	13.8

Total revenues	1,285.3	—	8.3	1,293.6

Loss and LAE	1,126.2	—	—	1,126.2
Policy acquisition expenses	368.3	—	—	368.3
Other underwriting expenses	290.8	—	—	290.8
General and administrative expenses	12.2	—	8.1	20.3
Accretion of fair value adjustment to loss and LAE reserves	—	—	12.0	12.0
Interest expense on debt	3.5	—	41.4	44.9
Interest expense-on preferred stock subject to mandatory redemption	—	—	33.4	33.4

Total expenses	1,801.0	—	94.9	1,895.9

Pre-tax loss	$(515.7)	$—	$(86.6)	$(602.3)

	Primary Insurance Operations	Affiliate Quota Shares(1)	Other Operations	Total
	($ in millions)
Year ended December 31, 2007
Earned premiums	$1,873.6	$—	$—	$1,873.6
Net investment income	184.5	—	24.0	208.5
Net realized investment gains (losses)	174.5	—	(0.8)	173.7
Change in net unrealized investment gains and losses	—	—	—	—
Net other revenues (expenses)	19.2	—	(2.0)	17.2

Total revenues	2,251.8	—	21.2	2,273.0

Loss and LAE	1,089.8	—	—	1,089.8
Policy acquisition expenses	318.9	—	—	318.9
Other underwriting expenses	329.4	—	—	329.4
General and administrative expenses	2.9	—	6.9	9.8
Accretion of fair value adjustment to loss and LAE reserves	—	—	16.0	16.0
Interest expense on debt	3.2	—	42.0	45.2
Interest expense-on preferred stock subject to mandatory redemption	—	—	65.4	65.4

Total expenses	1,744.2	—	130.3	1,874.5

Pre-tax income (loss)	$507.6	$—	$(109.1)	$398.5

Year ended December 31, 2006
Earned premiums	$1,944.0	$131.9	$—	$2,075.9
Net investment income	182.3	—	9.5	191.8
Net realized investment gains (losses)	165.3	—	(1.7)	163.6
Change in net unrealized investment gains and losses	—	—	—	—
Net other revenues	21.8	—	17.0	38.8

Total revenues	2,313.4	131.9	24.8	2,470.1

Loss and LAE	1,180.3	103.3	—	1,283.6
Policy acquisition expenses	332.3	47.6	—	379.9
Other underwriting expenses	360.1	—	—	360.1
General and administrative expenses	3.3	—	12.0	15.3
Accretion of fair value adjustment to loss and LAE reserves	—	—	23.0	23.0
Interest expense on debt	2.9	—	42.6	45.5
Interest expense-on preferred stock subject to mandatory redemption	—	—	58.6	58.6

Total expenses	1,878.9	150.9	136.2	2,166.0

Pre-tax income (loss)	$434.5	$(19.0)	$(111.4)	$304.1

December 31, 2008
Total investments	$3,653.3	$—	$158.2	$3,811.5
Reinsurance recoverable on paid and unpaid losses	2,730.1	—	(205.1)	2,525.0
Total assets	7,962.7	—	(21.9)	7,940.8
Loss and LAE reserves	4,504.5	—	(210.5)	4,294.0
Total liabilities	6,259.0	—	526.7	6,785.7
Total equity	1,703.7	—	(548.6)	1,155.1
December 31, 2007
Total investments	$4,525.9	$—	$643.6	$5,169.5
Reinsurance recoverable on paid and unpaid losses	2,872.5	—	(221.1)	2,651.4
Total assets	9,114.8	—	405.4	9,520.2
Loss and LAE reserves	4,718.8	—	(238.5)	4,480.3
Total liabilities	6,843.1	—	770.6	7,613.7
Total equity	2,271.7	—	(365.2)	1,906.5

(1)
The affiliate quota share agreements were commuted during the fourth quarter of 2006.

        The following tables provide ratios, net written premiums and earned premiums for OneBeacon's Primary Insurance Operations segment by major underwriting unit and in total for the years ended December 31, 2008, 2007, and 2006:

	Specialty	Commercial	Personal	Total(1)
	($ in millions)
Year ended December 31, 2008
Ratios:
Loss and LAE	51.1%	59.7%	64.0%	59.9%
Expense	36.4	36.7	31.9	35.1

Total GAAP combined	87.5%	96.4%	95.9%	95.0%

Net written premiums	$621.9	$722.1	$618.7	$1,963.1
Earned premiums	512.7	725.2	640.8	1,879.0
Year ended December 31, 2007(2)
Ratios:
Loss and LAE(3)	37.7%	50.7%	57.2%	58.2%
Expense	30.3	37.4	33.6	34.6

Total GAAP combined	68.0%	88.1%	90.8%	92.8%

Net written premiums	$440.3	$733.4	$690.4	$1,864.4
Earned premiums	433.3	715.2	725.0	1,873.6
Year ended December 31, 2006(2)
Ratios:
Loss and LAE	54.6%	56.0%	63.5%	60.7%
Expense	33.8	39.4	32.4	35.6

Total GAAP combined	88.4%	95.4%	95.9%	96.3%

Net written premiums	$433.9	$722.0	$800.6	$1,957.6
Earned premiums	431.7	689.9	822.3	1,944.0

(1)
Includes results from run-off.

(2)
In the first quarter of 2008, within its Primary Insurance Operations segment, OneBeacon began to include Community Banks within commercial lines. Community Banks was formerly reported in specialty lines. The reporting change was undertaken to better align the reported results of OneBeacon's underwriting units with their product and management structure. The prior periods have been reclassified to conform to the current presentation.

(3)
During the fourth quarter of 2007, the Company reallocated reserves from ongoing lines of business to run-off. This had the effect of lowering the loss and LAE and GAAP combined ratios for specialty, commercial and personal lines but had no net impact on overall results.

NOTE 15. Investment in Unconsolidated Affiliate

        OneBeacon's equity in earnings of in unconsolidated affiliate for the year ended December 31, 2006 represents an operating investment in MSA in which OneBeacon had a significant voting and economic interest but did not control the entity.

        On October 31, 2006, OneBeacon's investment in MSA was restructured. OneBeacon received a $70 million cash dividend from MSA following which OneBeacon sold its 50% common stock investment in MSA to Main Street America Group, Inc. ("the MSA Group") for (i) $70.0 million in 9.0% non-voting cumulative perpetual preferred stock of the MSA Group and (ii) 4.9% of the common stock of the MSA Group. See Note 3 for discussion. Effective October 31, 2006 and prior to adoption of SFAS 159, OneBeacon accounted for its remaining investment in the MSA Group in accordance with SFAS 115. Prior to the sale, OneBeacon owned 50% of the total common shares outstanding of MSA and accounted for this investment using the equity method of accounting. These transactions resulted in a net after tax realized gain of $8.5 million in 2006.

        Prior to the exchange of OneBeacon's common stock investment in MSA, OneBeacon accounted for this investment using the equity method of accounting. The following table provides summary financial amounts recorded by OneBeacon under the equity method relating to its investment in MSA common stock.

2006
($ in millions)
Amounts recorded by OneBeacon:
Investment in MSA common stock.	$—
Equity in earnings from MSA common stock(1)	10.3
Equity in unrealized investment gains (losses) from MSA's investment portfolio(2)	0.3

(1)
Equity in earnings amounts are net of taxes of $5.6 million for the ten months ended October 31, 2006.

(2)
Recorded directly to common shareholders' equity (after tax) as a component of other comprehensive income.

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

        At December 31, 2008 and 2007, consolidated amounts related to New Jersey Skylands Insurance included total assets of $119.0 million and $106.0 million, respectively, and total liabilities of $140.3 million and $124.4 million, respectively. At December 31, 2008, the net amount of capital at risk is equal to the surplus note of $31.3 million less the accumulated losses as of December 31, 2008 of $21.3 million which includes accrued interest on the surplus note of $20.8 million which eliminates in consolidation.

        At December 31, 2008 and 2007, consolidated amounts related to Houston General Insurance included total assets of $142.4 million and $163.3 million, respectively, and total liabilities of $157.5 million and $174.0 million, respectively. At December 31, 2008 the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses as of December 31, 2008 of $15.1 million which includes accrued interest on the surplus note of $9.8 million which eliminates in consolidation.

        At December 31, 2008 and 2007, amounts related to Adirondack Insurance included total assets of $250.3 million and $241.4 million, respectively, and total liabilities of $264.3 million and $252.9 million, respectively. At December 31, 2008 the net amount of capital at risk is equal to the surplus note of $70.7 million less the accumulated losses as of December 31, 2008 of $14.0 million which includes accrued interest on the surplus note of $23.3 million which eliminates in consolidation.

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

        At December 31, 2008 and 2007, the fair value of OneBeacon's Senior Notes (its fixed-rate, long-term indebtedness) was $483.3 million and $703.2 million, respectively, which compared to a carrying value of $675.1 million and $698.9 million, respectively.

        The Berkshire Preferred Stock was redeemed in the second quarter of 2008 for $300.0 million, its redemption value. At December 31, 2007, the fair value of the Berkshire Preferred Stock was $307.0 million which compared to carrying value of $278.4 million.

        In December 2005, OneBeacon entered into a mortgage note with a variable interest rate based on 30-day LIBOR. At December 31, 2008 and 2007, the carrying value of the note of $40.8 million was considered to approximate its fair value.

        In March 2004, OneBeacon issued the Atlantic Specialty Note. At December 31, 2008 and 2007, the carrying value of the note of $16.0 million and $18.0 million, respectively, were considered to approximate its fair value.

NOTE 18. Related Party Disclosures

White Mountains

        During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company's common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2008, White Mountains owned 75.5% of the Company's outstanding common shares.

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

        Included within the Separation Agreement is a provision that indemnifies the Company from an increase in income taxes which result from certain transactions that took place prior to the initial public offering ("Tax Make Whole Arrangements"). This provision also states that any excess taxes and interest recorded in the contingency reserve will be payable to White Mountains if a final determination results in less cash payment to the government for taxes and interest. As of December 31, 2008, the tax and interest expense recorded by the Company for these items was $49.1 million, net of federal benefit.

        Prior to entering into the Separation Agreement, a number of these matters were governed by informal arrangements between OneBeacon and White Mountains. For the years ended December 31, 2008, 2007 and 2006, OneBeacon recorded expenses of $0.7 million, $1.0 million and $10.0 million, respectively and recorded revenues of $2.1 million, $3.3 million and $2.7 million, respectively, for services under the Separation Agreement that OneBeacon received from or provided to White Mountains and its subsidiaries.

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

        Subsequent to the initial public offering, under agreements dated as of November 2006 and November 2007, WM Advisors supervises and directs the fixed income and alternative investment portion of OneBeacon's investment portfolio in accordance with the investment objectives, policies and restrictions described in OneBeacon's investment guidelines (the "Investment Guidelines"), as well as the majority of the investments of the employee benefit plan portfolios. Under the agreements, WM Advisors has full discretion and authority to make all investment decisions in respect of the fixed income and alternative investment portion of OneBeacon's investment portfolio as well as the portfolios of the employee benefit plans on OneBeacon's behalf and at OneBeacon's sole risk, and to do anything which WM Advisors deems is required, appropriate or advisable in connection with the foregoing, subject to and in accordance with Investment Guidelines. The assets of OneBeacon's portfolio as well as the portfolios of the employee benefit plans will be held in one or more separately identifiable accounts in the custody of a bank or similar entity designated by OneBeacon and acceptable to WM Advisors. OneBeacon is responsible for custodial arrangements and the payment of all custodial charges and fees. Prospector continues to serve as a discretionary advisor with respect to the publicly-traded common equity and convertible securities of the employee benefit plan portfolios, through a sub-advisory agreement with WM Advisors, as well as serving as investment advisor to OneBeacon with respect to its common equity and convertible securities portion of its portfolio. OneBeacon incurred $8.5 million, $9.5 million and $1.2 million in fees for investment management services provided by WM Advisors under this investment management agreement during 2008, 2007 and 2006, respectively.

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

        WM Advisors is paid a quarterly fee for treasury management services computed at the annual rate of 1.75 basis points (0.0175%) of the aggregate value of net assets on an annual basis. OneBeacon incurred $0.6 million, $0.8 million and $0.1 million in treasury management fees during the years ended December 31, 2008, 2007 and 2006, respectively.

        The agreements provided for an initial fixed term of three years, which was extended by OneBeacon for an additional year (a fourth year), and may be extended by OneBeacon for a second additional year (a fifth year) at or prior to the end of the third year of the term. During such term, the WM Advisors Agreement is terminable by OneBeacon only (i) for cause (including material non-performance by WM Advisors), (ii) if there is a change in control of WM Advisors (for this purpose, a change in control represents 50% or greater change in voting interest of WM Advisors), or (iii) if White Mountains' voting interest in the Company falls below 50%. Following the end of the initial term and any extensions, the agreements may be terminated by either party on 60 days written notice.

OBH Guarantee

        White Mountains has provided and, pursuant to the Separation Agreement, continues to provide an irrevocable and unconditional guarantee as to the payment of principal and interest (the "Guarantee") on the OBH 5.875% Senior Notes due 2013. See Note 7.

        In consideration of this Guarantee, OneBeacon has agreed to pay a specified fee to White Mountains in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. Such payment will be made on a semi-annual basis in arrears. OneBeacon has further agreed that if White Mountains' voting interest in the Company falls below 50%, OneBeacon will redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains' obligations under the Guarantee (the "Guarantee Elimination"). White Mountains has agreed to provide written notice to OneBeacon when its voting interest in the Company has been reduced below 50%. OneBeacon shall have 180 days from the receipt of such notification to complete the Guarantee Elimination. If the Guarantee Elimination is not completed within the initial 180-day period, the Guarantee fee shall increase by 200 basis points. The Guarantee fee shall further increase by 100 basis points for each subsequent 90-day period thereafter, up to a maximum Guarantee fee of 425 basis points, until the Guarantee Elimination has been completed. All expenses associated with the elimination of the Guarantee will be borne by OneBeacon. The Company incurred $1.7 million, $1.8 million and $0.2 million, respectively, in fees for the provision of the Guarantee during the years ended December 31, 2008, 2007 and 2006.

        White Mountains has a revolving credit facility which provides for borrowing up to a maximum of $442 million and which contains restrictive financial covenants. The indenture documents governing the Senior Notes provide that if White Mountains as guarantor of the Senior Notes has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, there is a default under the Senior Notes (commonly referred to as a "cross default"). Therefore, if White Mountains were to breach its financial covenants in its revolving credit facility, an event of default would result, which would allow lenders to declare all amounts owed under the revolving credit facility to be immediately due and payable. A failure to pay the amounts owed under the revolving credit facility would result in a trigger of the cross default provisions in the indenture documents governing the Senior Notes resulting in a required repayment of the Senior Notes. As of December 31, 2008, White Mountains had drawn $200 million under the facility.

Keep-Well

        Under the terms of the Keep-Well described in Note 13, White Mountains had agreed to return to OBH up to approximately $1.1 billion if some or all of that amount was required by OBH to meet its obligations under the terms of the Berkshire Preferred Stock. As described below, the Keep-Well has expired. Under the Keep-Well, White Mountains had to make any required contributions to OBH prior to making any distributions to its shareholders. The aggregate amount of distributions that White Mountains could make to its shareholders was limited; the limit increased or decreased by an amount equal to White Mountains' consolidated net income or loss over the remaining life of the Keep-Well. The Keep-Well expired when all obligations of the Berkshire Preferred Stock were satisfied upon its redemption in May 2008.

Irrevocable Grantor Trusts

        In connection with the initial public offering, OneBeacon created two irrevocable grantor trusts and funded them with assets sufficient to make the remaining dividend and redemption payments for $20 million of preferred stock that was redeemed in 2007 and $300 million of preferred stock that was redeemed in May 2008. See Note 1 and Note 11. White Mountains Capital, Inc. served as the trustee for both irrevocable grantor trusts and received no fee for the provision of trustee services.

Galileo Guarantees

        Beginning in February 2006, OBIC agreed to provide guarantees of the obligations of Galileo Weather Risk Management Ltd. ("Galileo") to Galileo's counterparty in certain weather-related product transactions. OBIC assigned its guarantees to White Mountains Re Bermuda, Ltd., a subsidiary of White Mountains, as of October 21, 2008. See Note 19.

Esurance Claims Administration Services

        Esurance Insurance Services, Inc., a subsidiary of White Mountains ("Esurance Insurance"), and NJSM, a subsidiary of the Company, entered into a Transition Services Agreement (the "Transition Services Agreement") dated as of June 28, 2007 and a related Termination Agreement (the "Termination Agreement") dated as of the same date. The Termination Agreement terminated a Claims Administration Agreement (the"Claims Administration Agreement") dated as of February 1, 2005 between Esurance Insurance and NJSM pursuant to which NJSM had been providing claims administration services to Esurance Insurance in the State of New Jersey. The Transition Services Agreement provides that NJSM will provide certain transition services to Esurance Insurance during the period from July 2, 2007 through February 28, 2009 plus any extension term to enable Esurance Insurance to be able to provide such services internally after the transition period. NJSM provides the following services to Esurance Insurance pursuant to the Transition Services Agreement; facilities and building services (cubicles, office furniture, common space, conference rooms, telecommunications equipment and services, building management services and mailroom services) and IT services (network connections and voice and telecom services). For the years ended December 31, 2008 and 2007, Esurance Insurance paid NJSM $0.3 million and $0.1 million under the Transition Services Agreement. For the years ended December 31, 2007 and 2006, Esurance Insurance paid NJSM $1.2 million and $1.8 million under the Claims Administration Agreement.

Esurance Insurance Claims Counsel Services

        From time to time, the Company provides staff counsel services to Esurance Insurance. The Company's staff counsel defends Esurance Insurance policyholders when the policyholders are sued by third party tort plaintiffs arising from automobile accidents. The hourly cost of the staff counsels' time is charged to Esurance Insurance. As of the years ended December 31, 2008 and 2007, OBIC had billed Esurance Insurance $0.1 million and $0.1 million, respectively, for counsel services.

Esurance Sublease

        OBIC subleases to Esurance approximately 4,200 square feet of an approximately 14,000 square foot office facility in Brooklyn, NY. The sublease term commenced August 15, 2008 and terminates on November 29, 2014. Esurance has the option to sublease an additional 3,000 square feet of the office space if available on the same terms and conditions as the original sublease except that the monthly rental payment shall increase to approximately $24,500 per month until May 2009, at which time the rent will increase to approximately $29,500 per month. In addition, Esurance has the right of first refusal on the remainder of the office space on terms and conditions to be agreed upon by the parties. Esurance paid OBIC approximately $14,525 per month, or approximately $65,000, during 2008 for the office space. Beginning in May 2009, Esurance will pay OBIC approximately $17,500 per month for the office space. Esurance also purchased office equipment and furniture from OBIC for approximately $22,000.

Esurance Brokerage Commission

        In 2008, AutoOne assisted Esurance with the sale of $6.1 million of excess 2008 New York take-out credits and received a fee of $195,200. Various states have assigned risks pools which provide automobile insurance for individuals unable to secure coverage in the voluntary market. Insurers are obligated to accept future assignments from state assigned risk pools as a condition of maintaining a license to write auto business in the state. However, insurers may satisfy their assigned risk obligations by utilizing various credits (including take-out credits).

Sale of HCIC to Esurance Holdings, Inc.

        As described in Note 3, during the third quarter of 2006, OneBeacon sold one of its inactive licensed subsidiaries, HCIC, to Esurance Holdings, Inc. ("Esurance Holdings"), a subsidiary of White Mountains. HCIC was renamed Esurance Insurance Company of New Jersey ("Esurance Insurance NJ"). In connection with the sale, Esurance Holdings agreed to pay $2.9 million of the total purchase price in periodic annual installments based upon a percentage of an annually recognized tax benefit with respect to premium tax in the state of New Jersey. Because of the license held by HCIC in New Jersey, Esurance Insurance NJ is entitled to a tax benefit that results in a reduction in the amount of annual state premium tax due on premiums written in New Jersey. In April 2008, after the filing of its New Jersey premium tax return, Esurance Insurance NJ paid OneBeacon approximately $52,000.

Tax Payment by Fund American Financial Services to White Mountains Re Holdings

        Certain members of the White Mountains Re Holdings (WMRe) group were part of the OBFS, formerly known as Fund American Financial Services, Inc., consolidated tax group in 2004. After leaving the group in November 2004, a tax loss was incurred in 2005 that could be carried back to the OBFS 2004 tax return. The carryback generated a refund of $25.6 million from the IRS that was paid to WMRe upon receipt in 2006. In addition to the refund, certain credits were freed up for carryover to subsequent years. The parties agreed that when the credits were used by OBFS, WMRe would be reimbursed for the benefit obtained by OBFS. When the 2007 federal tax return was filed in September 2008, the remaining credit was used and WMRe was paid $1.8 million. There are no further payments due from this transaction.

Purchase of OneBeacon Common Shares for ESOP

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

Affiliate Quota Shares

        During 2005 and 2004, OneBeacon participated in two quota share reinsurance arrangements with other subsidiaries of White Mountains. These quota share agreements were commuted during the fourth quarter of 2006 in connection with the Company's initial public offering. Under the Esurance Quota Share, which was effective on January 1, 2005, OneBeacon assumed approximately 85% of business written by Esurance Insurance Company, which includes business written by its wholly-owned subsidiary. Under the Sirius Quota Share, OneBeacon ceded between 6% and 12% of business written, effective April 1, 2004, to Sirius International Insurance Corporation, a subsidiary of WMRe. The affiliate quota shares were entered into primarily for White Mountains' capital management purposes.

Prospector

Investment Management Agreement with Prospector

        Prior to the initial public offering, Prospector managed most of the publicly-traded common equity and convertible securities in OneBeacon's portfolio, as well as the employee benefit plan portfolios, through a sub-advisory agreement with WM Advisors.

        In connection with the initial public offering of the Company's common stock, OneBeacon entered into an investment management agreement with Prospector in November 2006, as amended in November 2007, pursuant to which Prospector supervises and directs the publicly-traded common equity and convertible securities portion of OneBeacon's investment portfolio in accordance with the investment objectives, policies and restrictions described in OneBeacon's investment guidelines. Under the agreement, Prospector has discretion and authority with respect to the portfolio it manages for OneBeacon that is substantially similar to WM Advisors' discretion and authority under its agreements. The assets of OneBeacon's portfolio are held in one or more separately identifiable accounts in the custody of a bank or similar entity designated by OneBeacon and acceptable to Prospector. OneBeacon is responsible for custodial arrangements and the payment of all custodial charges and fees. For the years ended December 31, 2008, 2007 and 2006, Prospector earned $4.2 million, $4.3 million and $0.5 million, respectively, in fees with respect to OneBeacon's portfolio.

        Under the agreement, OneBeacon pays annual management fees to Prospector based on aggregate net assets under management according to the following schedule: 1.00% on the first $200 million; 0.50% on the next $200 million; and 0.25% on amounts over $400 million. The agreement had an initial fixed term of three years, which was extended by OneBeacon for an additional year (a fourth year), and may be extended by OneBeacon for a second additional year (a fifth year) at or prior to the end of the third year of the term. The agreement is terminable by OneBeacon only (i) for cause (including material non-performance by Prospector), (ii) if either John D. Gillespie or Richard P. Howard are no longer affiliated with Prospector, (iii) if there is a change in control of Prospector (for this purpose, a change in control represents 50% or greater change in voting interest of Prospector), or (iv) if White Mountains' voting interest in the Company falls below 50%. Following the end of the initial term and any extensions, the Prospector Agreement may be terminated by either party on 60 days written notice. OneBeacon reviews periodically the performance of and the fees paid to Prospector under the agreement. Prospector continues to serve as a discretionary advisor to WM Advisors under the sub-advisory agreement with respect to specified assets in OneBeacon's employee benefit plan portfolios.

        Richard P. Howard, a portfolio manager of Prospector, is a director of the Company.

Prospector Managed Limited Partnerships

        At December 31, 2008 and 2007, OneBeacon had $38.9 million and $39.3 million, respectively, invested in limited partnerships managed by Prospector. Under the limited partnership agreements, Prospector serves as general partner and general manager of the funds and is paid a management fee by OneBeacon. In addition, OneBeacon allocates a portion of its earnings from OneBeacon's limited partnership interests to Prospector as an incentive fee. For the years ended December 31, 2008, 2007 and 2006, OneBeacon incurred $0.4 million, $0.4 million and $0.4 million, respectively, in management fees and $0.1 million, $0.9 million and $0.5 million, respectively, in incentive fees.

NOTE 19. Commitments and Contingencies

        OneBeacon leases certain office space under noncancellable operating leases expiring at various dates through 2016. Rental expense for all of OneBeacon's locations was approximately $22.3 million, $33.4 million and $40.9 million, respectively, for the years ended December 31, 2008, 2007 and 2006, respectively. OneBeacon also has various other lease obligations which are immaterial in the aggregate.

        OneBeacon's future annual minimum rental payments required under noncancellable leases primarily for office space are $12.4 million, $9.2 million, $7.7 million, $6.0 million and $6.8 million for 2009, 2010, 2011, 2012 and 2013 and thereafter, respectively.

        OneBeacon has future binding commitments to fund certain limited partnership and hedge fund investments. These commitments, which do not have fixed funding dates, total $53.2 million as of December 31, 2008.

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

        Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with SOP 97-3, OneBeacon's insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary's policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2008, the reserve for such assessments at OneBeacon's insurance subsidiaries totaled $17.4 million.

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

        On July 24, 2008, OneBeacon and Liberty Mutual Insurance Group ("Liberty Mutual") entered into a Confidential Settlement Agreement and Release (the "Settlement Agreement") that resolved nearly four years of arbitration and litigation. The disputes concerned amounts which Liberty Mutual asserted were due to it under agreements with OneBeacon (the "Liberty Agreements") for unallocated loss adjustment expenses and amounts which OneBeacon asserted were due to it related to claims administration and reinsurance. The Settlement Agreement represents a full and final resolution of the disputes related to the Liberty Agreements.

        In connection with the Settlement Agreement, OneBeacon took a pre-tax charge in the amount of $9.2 million in the second quarter of 2008, representing a part of the cost of the settlement. OneBeacon made a cash payment to Liberty Mutual in the amount of $16.0 million on July 30, 2008. No further charges or payments will be made with respect to the disputed matters.

Guarantees

        Beginning in February 2006, OBIC agreed to provide guarantees of the obligations of Galileo to Galileo's counterparty in certain weather-related product transactions. Galileo is a subsidiary of White Mountains. The guarantees required OBIC to pay the full amount of Galileo's obligations to the counterparty in the event that Galileo failed to pay these obligations. In the event of a payment, OBIC would be eligible to exercise all of the rights of the counterparty against Galileo. In the event that the total guaranteed principal amount exceeded the lesser of 5% of OBIC's admitted assets of $3.5 billion at December 31, 2007 or 25% of OBIC's statutory surplus of $1.6 billion at December 31, 2007, OBIC would have required the approval of the Pennsylvania Department of Insurance in order to make any further guarantees. OBIC had agreed, at White Mountains' option, to continue to make these guarantees available through October 2008 and received from Galileo an annual fee of 25 basis points of the value at risk for providing the guarantees. Pursuant to a separation agreement entered into with White Mountains in connection with the initial public offering, White Mountains agreed to take appropriate steps to ensure that OBIC would not be called on to make payment on these guarantees. OBIC assigned its guarantees to WMRE Ltd., a subsidiary of White Mountains, as of October 21, 2008. Therefore, as of December 31, 2008, there were no outstanding guarantees.

NOTE 20. Earnings per Share

        Basic and diluted (loss) earnings per share amounts have been determined in accordance with SFAS No. 128, "Earnings per Share." On October 18, 2006, OneBeacon executed a stock split and recapitalization that increased the common shares outstanding from 12,000 to 100,000,000 and reduced the par value from $1.00 to $0.01. The stock split and recapitalization have been reflected in these financial statements. In connection with the initial public offering, 13,292 of the Company's Class A common shares were deposited in ESOP participant accounts, representing four shares to each employee. During the second quarter of 2008 and 2007, 4,103 shares and 8,883 shares, respectively, of the Company's Class A common shares were awarded to certain members of the Company's Board, in lieu of their 2008 and 2007 annual cash retainer. During the third quarter of 2007, the Company began a share repurchase program. Since the inception of this program, the Company has repurchased and retired 5.0 million of its Class A common shares. During the years ended December 31, 2008 and 2007, the Company repurchased and retired 3.4 million and 1.6 million, respectively, of its Class A common shares for $68.8 million and $33.0 million, respectively.

	2008	2007	2006
Basic (loss) earnings per share (in millions):
(Loss) income from continuing operations	$(382.7)	$250.6	$245.5
Income from discontinued operations, net of tax	—	—	1.2

Net (loss) income available to common shareholders	$(382.7)	$250.6	$246.7

Weighted average shares outstanding	95.9	99.8	100.0
Diluted (loss) earnings per share (in millions):
(Loss) income from continuing operations	$(382.7)	$250.6	$245.5
Income from discontinued operations, net of tax	—	—	1.2

Net (loss) income available to common shareholders	$(382.7)	$250.6	$246.7

Weighted average shares outstanding	95.9	99.8	100.0
Basic (loss) earnings per share (in dollars):
Net (loss) income from continuing operations	$(3.99)	$2.51	$2.46
Income from discontinued operations	—	—	0.01
Net (loss) income available to common shareholders	$(3.99)	$2.51	$2.47
Diluted (loss) earnings per share (in dollars):
Net (loss) income from continuing operations	$(3.99)	$2.51	$2.46
Income from discontinued operations	—	—	0.01
Net (loss) income available to common shareholders	$(3.99)	$2.51	$2.47

NOTE 21. Share Repurchase Program

        On August 22, 2007, the Company's Board authorized the Company to repurchase up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. As of December 31, 2008 and 2007, 3.4 million and 1.6 million, respectively, Class A common shares were repurchased for $68.8 million and $33.0 million, respectively, and retired.

NOTE 22. Subsequent Events

        On February 25, 2009, the Board declared a dividend of $0.21 per common share, payable on March 26, 2009 to shareholders of record on March 16, 2009.

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

        We assessed the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2008. Our assessment did not include an assessment of internal control over financial reporting for Entertainment Brokers International Insurance Services which was acquired on July 3, 2008. This acquisition represents less than 1% of OneBeacon's total assets as of December 31, 2008 and less than 1% of OneBeacon's total revenue for the year ended December 31, 2008. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, we have concluded that OneBeacon maintained effective internal control over financial reporting as of December 31, 2008.

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2008 as stated in their report which appears on page F-68.

February 27, 2009
/s/ T. MICHAEL MILLER T. Michael Miller President and Chief Executive Officer (Principal Executive Officer)	/s/ PAUL H. MCDONOUGH Paul H. McDonough Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OneBeacon Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of OneBeacon Insurance Group, Ltd. and its subsidiaries (the "Company") at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain invested assets in 2008.

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

As described in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded Entertainment Brokers International Insurance Services from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company during 2008. We have also excluded Entertainment Brokers International Insurance Services from our audit of internal control over financial reporting. Entertainment Brokers International Insurance Services is a wholly-owned subsidiary whose total assets and total revenues represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 27, 2009

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

Selected quarterly financial data for 2008 and 2007 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2008 Three Months Ended				2007 Three Months Ended
Millions, except per share amounts
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$453.6	$508.4	$162.8	$168.8	$577.5	$579.1	$566.6	$549.8
Expenses	492.2	474.0	490.0	439.7	491.0	485.3	431.2	467.0

Pre-tax (loss) income	(38.6)	34.4	(327.2)	(270.9)	86.5	93.8	135.4	82.8
Tax benefit (provision)	14.3	(10.6)	116.9	99.0	(26.0)	(31.5)	(53.1)	(37.3)

Net (loss) income	$(24.3)	$23.8	$(210.3)	$(171.9)	$60.5	$62.3	$82.3	$45.5

Net (loss) income per share:
Basic and diluted	$(0.25)	$0.25	$(2.21)	$(1.81)	$0.61	$0.62	$0.82	$0.46

SCHEDULE I

ONEBEACON INSURANCE GROUP, LTD.

SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES

At December 31, 2008

	Cost	Fair Value	Carrying Value
	($ in millions)
Investments:
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$417.3	$409.6	$409.6
Corporate bonds and asset-backed securities	1,706.8	1,629.1	1,629.1
States, municipalities and political subdivisions	4.8	5.0	5.0
Convertibles and bonds with warrants attached	255.0	241.2	241.2
Foreign governments	46.0	38.6	38.6
Redeemable preferred stocks	71.5	52.5	52.5

Total fixed maturities	2,501.4	2,376.0	2,376.0

Short-term investments	962.2	962.2	962.2
Common equity securities:
Banks, trust and insurance companies	104.8	100.5	100.5
Public utilities	53.7	53.6	53.6
Industrial, miscellaneous and other	126.1	122.6	122.6

Total common equity securities	284.6	276.7	276.7
Other investments	178.6	196.6	196.6

Total investments	$3,926.8	$3,811.5	$3,811.5

SCHEDULE II

ONEBEACON INSURANCE GROUP, LTD.
(Registrant Only)
CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	($ in millions)
Assets:
Investments in consolidated subsidiaries	$1,156.4	$1,908.5

Total assets	$1,156.4	$1,908.5

Liabilities	$1.3	$2.0

Common shareholders' equity	$1,155.1	$1,906.5

Total liabilities and common shareholders' equity	$1,156.4	$1,908.5

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
	2008	2007	2006
	($ in millions)
Revenues	$0.1	$0.4	$0.1
Expenses	7.0	6.5	5.9

Pre-tax loss	(6.9)	(6.1)	(5.8)
Income tax provision	(0.1)	—	—

Net loss	(7.0)	(6.1)	(5.8)
Equity in (loss) earnings from consolidated subsidiaries—continuing operations	(375.7)	256.7	251.3
Equity in earnings from consolidated affiliates—discontinued operations	—	—	1.2

Consolidated net (loss) income	(382.7)	250.6	246.7
Other comprehensive net (loss) income items, after tax	(25.5)	(5.8)	29.0

Consolidated comprehensive net (loss) income	$(408.2)	$244.8	$275.7

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007	2006
	($ in millions)
Net (loss) income	$(382.7)	$250.6	$246.7
Charges (credits) to reconcile net (loss) income to net cash from operations:
Undistributed loss (earnings) from consolidated subsidiaries—continuing operations	375.7	(256.7)	(251.3)
Undistributed earnings from consolidated subsidiaries—discontinued operations	—	—	(1.2)
Dividends received from subsidiaries	350.8	109.7	—
Net change in other assets and liabilities	0.4	(1.3)	5.4

Net cash (used for) provided from operations	344.2	102.3	(0.4)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	0.1	14.4	(14.6)
Returns of capital from subsidiaries(1)	—	—	27.0

Net cash provided from investing activities	0.1	14.4	12.4
Cash flows from financing activities:
Dividends to White Mountains	—	—	(12.0)
Repurchases and retirements of Class A common shares	(68.8)	(33.0)	—
Cash dividends paid to common shareholders	(275.5)	(83.7)	—

Net cash used for financing activities	(344.3)	(116.7)	(12.0)

Net change in cash during the year	—	—	—
Cash balance at beginning of year	—	—	—

Cash balance at end of year	$—	$—	$—

SCHEDULE III

ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(1)	Benefits, claims, losses, and settlement expenses	Amortization of policy acquisition expenses	Other operating expenses	Premiums written
	($ in millions)
Years ended:
December 31, 2008:
Primary Insurance Operations	$225.5	$4,504.5	$1,088.2	$—	$1,879.0	$152.8	$1,126.2	$368.3	$290.8	$1,963.1
Affiliate Quota Shares	—	—	—	—	—	—	—	—	—	—
Other Operations	—	(210.5)	—	—	—	—	—	—	—	—
December 31, 2007:
Primary Insurance Operations	$200.0	$4,718.8	$1,005.9	$—	$1,873.6	$184.5	$1,089.8	$318.9	$329.4	$1,864.4
Affiliate Quota Shares	—	—	—	—	—	—	—	—	—	—
Other Operations	—	(238.5)	—	—	—	—	—	—	—	—
December 31, 2006:
Primary Insurance Operations	$183.8	$5,108.2	$985.2	$—	$1,944.0	$182.3	$1,180.3	$332.3	$360.1	$1,957.6
Affiliate Quota Shares	—	—	—	—	131.9	—	103.3	47.6	—	49.4
Other Operations	—	(270.5)	—	—	—	—	—	—	—	—

(1)
The amounts shown exclude net investment income relating to non-insurance operations of $11.6 million, $24.0 million and $9.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

SCHEDULE IV

ONEBEACON INSURANCE GROUP, LTD.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
Years ended:
December 31, 2008:
Primary Insurance Operations	$2,078.0	$(252.6)	$53.6	$1,879.0	2.9%
Affiliate Quota Shares(1)	—	—	—	—	—
Other Operations	—	—	—	—	—
December 31, 2007:
Primary Insurance Operations	$2,017.3	$(198.4)	$54.7	$1,873.6	2.9%
Affiliate Quota Shares(1)	—	—	—	—	—
Other Operations	—	—	—	—	—
December 31, 2006:
Primary Insurance Operations	$2,007.5	$(128.9)	$65.4	$1,944.0	3.4%
Affiliate Quota Shares(1)	—	(178.0)	309.9	131.9	235.0%
Other Operations	—	—	—	—	—

(1)
The affiliate quota share agreements were commuted during the fourth quarter of 2006.

SCHEDULE V

ONEBEACON INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS

	Column A	Column B	Column C	Column D	Column E
	Additions (subtractions)
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged (credited) to other accounts	Other additions (deductions) described(1)	Balance at end of period
	($ in millions)
Years ended:
December 31, 2008:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances(2)	$12.7	$—	$5.2	$(1.3)	$16.6
Premiums receivable:
Allowance for uncollectible accounts(3)	18.5	2.0	(13.1)	(0.3)	7.1
December 31, 2007:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$13.4	$—	$—	$(0.7)	$12.7
Premiums receivable:
Allowance for uncollectible accounts	16.8	(1.0)	—	2.7	18.5
December 31, 2006:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$13.2	$—	$—	$0.2	$13.4
Premiums receivable:
Allowance for uncollectible accounts	13.6	(3.0)	—	6.2	16.8

(1)
Represents net collections (charge-offs) of balances receivable.

(2)
Amount charged to other accounts represents an increase in the Allowance for uncollectible reinsurance which was offset by a corresponding increase in Ceded reinsurance, a component of Reinsurance recoverable on unpaid losses. There was no impact to Reinsurance recoverable on unpaid losses as presented in the consolidated balance sheets.

(3)
Amount credited to other accounts represents a reduction in the Allowance for uncollectible premiums receivable which was offset by a corresponding reduction in Gross premiums receivable. There was no impact to Premiums receivable as presented in the consolidated balance sheets.

SCHEDULE VI

ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
		Reserves for Unpaid Claims and Claims Adjustment Expenses						Claims and Claims Adjustment Expenses Incurred Related to			Paid Claims and Claims Adjustment Expenses
			Discount, if any, deducted in Column C							Amortization of deferred policy acquisition costs
Affiliation with registrant	Deferred acquisition costs				Unearned Premiums	Earned Premiums	Net investment income(4)	(1) Current Year	(2) Prior Year			Premiums written
	($ in millions)
Primary Insurance Operations:
2008	$225.5	$4,504.5	$142.1	(2)	$1,088.2	$1,879.0	$152.8	$1,188.2	$(62.0)	$368.3	$1,198.3	$1,963.1
2007	200.0	4,718.8	156.9	(2)	1,005.9	1,873.6	184.5	1,138.1	(48.3)	318.9	1,250.1	1,864.4
2006	183.8	5,108.2	190.7	(2)	985.2	1,944.0	182.3	1,157.4	22.9	332.3	1,483.2	1,957.6
Affiliate Quota Shares:(1)
2008	$—	$—	$—		$—	$—	$—	$—	$—	$—	$—	$—
2007	—	—	—		—	—	—	—	—	—	—	—
2006	—	—	—		—	131.9	—	114.9	(11.6)	47.6	61.7	49.4
Other Operations:
2008	$—	$(210.5)	$210.5	(3)	$—	$—	$—	$—	$—	$—	$—	$—
2007	—	(238.5)	238.5	(3)	—	—	—	—	—	—	—	—
2006	—	(270.5)	270.5	(3)	—	—	—	—	—	—	—	—

(1)
The affiliate quota share agreements were commuted during the fourth quarter of 2006 in connection with the Company's initial public offering.

(2)
The amounts shown represent OneBeacon's discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using a discount rate which is determined based on the facts and circumstances applicable at the time the claims are settled (5.5%, 5.5% and 5.3% at December 31, 2008, 2007 and 2006).

(3)
The amounts shown exclude unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of OBH's purchase of OneBeacon for the years ended December 31, 2008, 2007 and 2006, respectively.

(4)
The amounts shown exclude net investment income relating to non-insurance operations of $11.6 million, $24.0 million and $9.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.