Form 10-Q
period 2009-03-31
OneBeacon Insurance Group, Ltd.
filed 2009-05-01
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes  ☒    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

As of April 30, 2009, 23,339,461 Class A common shares, par value of $0.01 per share, and 71,754,738 Class B common shares, par value of $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	($ in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value (amortized cost $2,551.2 and $2,246.4)	$2,479.5	$2,134.8
Common equity securities, at fair value (cost $102.0 and $284.6)	103.3	276.7
Convertible bonds, at fair value (amortized cost $221.7 and $255.0)	206.2	241.2
Short-term investments, at amortized cost (which approximates fair value)	802.5	962.2
Other investments, at fair value (cost $175.6 and $178.6)	189.3	196.6
Total investments	3,780.8	3,811.5
Cash	52.7	53.0
Reinsurance recoverable on unpaid losses	832.6	859.4
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,608.3	1,643.9
Reinsurance recoverable on paid losses	19.8	21.7
Premiums receivable	520.1	527.6
Securities lending collateral	—	100.7
Deferred acquisition costs	217.4	225.5
Net deferred tax asset	194.4	252.7
Investment income accrued	25.1	25.7
Ceded unearned premiums	68.7	66.5
Accounts receivable on unsettled investment sales	12.4	49.0
Other assets	348.1	303.6
Total assets	$7,680.4	$7,940.8
Liabilities
Loss and LAE reserves	$4,211.2	$4,294.0
Unearned premiums	1,072.0	1,088.2
Debt	719.1	731.9
Securities lending payable	48.6	107.7
Ceded reinsurance payable	63.5	70.5
Accounts payable on unsettled investment purchases	1.9	6.8
Other liabilities	375.4	469.4
Total liabilities	6,491.7	6,768.5
Shareholders’ equity and noncontrolling interests
OneBeacon’s shareholders’ equity:
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,094,199 shares)	1,017.0	1,016.7
Retained earnings	176.2	163.4
Accumulated other comprehensive loss, after tax:
Net unrealized foreign currency translation losses	(0.6)	(0.6)
Other comprehensive loss items	(23.3)	(24.4)
Total OneBeacon’s shareholders’ equity	1,169.3	1,155.1
Total noncontrolling interests	19.4	17.2
Total OneBeacon’s shareholders’ equity and noncontrolling interests	1,188.7	1,172.3
Total liabilities, OneBeacon’s shareholders’ equity and noncontrolling interests	$7,680.4	$7,940.8

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended March 31,
	2009	2008
	($ in millions, except per share amounts)
Revenues
Earned premiums	$487.8	$455.3
Net investment income	21.9	50.1
Net realized and unrealized investment losses	(5.9)	(55.4)
Net other revenues	9.4	3.6
Total revenues	513.2	453.6
Expenses
Loss and LAE	288.0	300.9
Policy acquisition expenses	95.9	84.7
Other underwriting expenses	72.7	70.1
General and administrative expenses	5.5	2.9
Accretion of fair value adjustment to loss and LAE reserves	1.4	3.0
Interest expense on debt	10.9	11.5
Interest expense—dividends on preferred stock subject to mandatory redemption	—	7.1
Interest expense—accretion on preferred stock subject to mandatory redemption	—	10.5
Total expenses	474.4	490.7
Pre-tax income (loss)	38.8	(37.1)
Income tax (expense) benefit	(5.5)	13.9
Net income (loss) including noncontrolling interests	33.3	(23.2)
Less: Net income attributable to noncontrolling interests	(0.5)	(1.1)
Net income (loss) attributable to OneBeacon’s shareholders	32.8	(24.3)
Change in other comprehensive income and loss items	1.1	(1.2)
Comprehensive net income (loss) attributable to OneBeacon’s shareholders	$33.9	$(25.5)

Basic and diluted earnings (loss) per share attributable to OneBeacon’s shareholders
Basic:
Net income (loss) attributable to OneBeacon’s shareholders	$0.34	$(0.25)
Diluted:
Net income (loss) attributable to OneBeacon’s shareholders	$0.34	$(0.25)

Dividends declared and paid per common share	$0.21	$2.24

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	OneBeacon’s Shareholders’ Equity
	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive (loss) income, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2009	$1,155.1	$1,016.7	$163.4	$(25.0)	$17.2
Net income	32.8	—	32.8	—	0.5
Accrued option expense	0.3	0.3	—	—	—
Repurchases and retirements of common shares	—	—	—	—	0.3
Dividends	(20.0)	—	(20.0)	—	(0.6)
Contributions	—	—	—	—	2.0
Other comprehensive income, after tax	1.1	—	—	1.1	—
Balances at March 31, 2009	$1,169.3	$1,017.0	$176.2	$(23.9)	$19.4

	OneBeacon’s Shareholders’ Equity
	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss), after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2008	$1,906.5	$1,084.4	$641.0	$181.1	$21.3
Adjustment to adopt SFAS No. 159, after tax	—	—	180.6	(180.6)	—
Net (loss) income	(24.3)	—	(24.3)	—	1.1
Accrued option expense	0.3	0.3	—	—	—
Repurchases and retirements of common shares	(52.8)	(52.8)	—	—	0.3
Dividends	(215.5)	—	(215.5)	—	(0.6)
Contributions	—	—	—	—	0.8
Other comprehensive loss, after tax	(1.2)	—	—	(1.2)	—
Balances at March 31, 2008	$1,613.0	$1,031.9	$581.8	$(0.7)	$22.9

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2009	2008
	($ in millions)
Cash flows from operations:
Net income (loss)	$32.8	$(24.3)
Charges (credits) to reconcile net income (loss) to cash flows used for operations:
Net realized and unrealized investment losses	5.9	55.4
Net realized gains from sale of common stock of subsidiary	—	(1.0)
Deferred income tax expense (benefit)	57.9	(0.2)
Other operating items:
Net change in loss and LAE reserves	(82.8)	(19.9)
Net change in unearned premiums	(16.2)	(19.0)
Net change in ceded reinsurance payable	(7.0)	6.0
Net change in premiums receivable	7.5	5.8
Net change in reinsurance recoverable on paid and unpaid losses	64.3	29.6
Net change in other assets and liabilities	(120.2)	(128.4)
Net cash used for operations	(57.8)	(96.0)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	162.2	(96.8)
Purchases of short-term held-to-maturity investments	—	(7.1)
Maturities of fixed maturity investments	76.5	112.7
Maturities of fixed maturity investments held-to-maturity	—	3.4
Sales of fixed maturity investments	248.3	541.2
Sales of common equity securities	156.9	75.8
Sales of convertible bonds	83.5	55.1
Distributions of other investments	7.2	18.4
Purchases of fixed maturity investments	(611.7)	(265.8)
Purchases of common equity securities	(13.9)	(108.8)
Purchases of convertible bonds	(50.2)	(41.9)
Contributions of other investments	(3.5)	(18.5)
Net change in fixed maturity investments held for collateral under securities lending	(44.7)	—
Net change in short-term investments held for collateral under securities lending	(2.2)	—
Sale of common stock of subsidiary, net of sales costs	—	4.2
Net change in unsettled investment purchases and sales	31.7	89.0
Net acquisitions of property and equipment	0.6	(0.1)
Net cash provided from investing activities	40.7	360.8
Cash flows from financing activities:
Net change in securities lending payable	46.9	—
Repayment of debt	(2.0)	(2.0)
Repurchases and retirements of Class A common shares	—	(52.8)
Repurchases of debt	(8.1)	—
Cash dividends paid to common shareholders	(20.0)	(215.5)
Net cash provided from (used for) financing activities	16.8	(270.3)
Net decrease in cash during period	(0.3)	(5.5)
Cash balance at beginning of period	53.0	49.4
Cash balance at end of period	$52.7	$43.9

Supplemental cash flows information:
Interest paid	$0.8	$0.8
Net tax payments to national governments	1.4	18.6

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

OneBeacon was acquired by White Mountains Insurance Group, Ltd. (“White Mountains”) from Aviva plc (“Aviva”, formerly CGNU) in 2001 (the “OneBeacon Acquisition”). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company’s common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of March 31, 2009 and December 31, 2008, White Mountains owned 75.5% of the Company’s common shares. Within this report, the term “OneBeacon” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a Bermuda exempted limited company with its headquarters located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company’s U.S. headquarters are located at 1 Beacon Lane, Canton, Massachusetts 02021, its principal executive office is located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. OneBeacon’s reportable segments are Insurance Operations and Other Operations, as defined below.

OneBeacon’s Insurance Operations segment, formerly known as Primary Insurance Operations, includes the results of substantially all of its insurance operations. OneBeacon’s Other Operations segment consists of the Company and its intermediate holding companies which include OneBeacon U.S. Enterprises Holdings, Inc., formerly known as Fund American Enterprises Holdings, Inc. and OneBeacon U.S. Holdings, Inc. (“OBH”), formerly know as Fund American Companies, Inc., both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda.

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments, consisting of a normal recurring nature, considered necessary by management to fairly present the financial position, results of operations and cash flows of OneBeacon. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2008 Annual Report on Form 10-K for a complete discussion regarding OneBeacon’s significant accounting policies. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

Recently Adopted Changes in Accounting Principles

Business Combinations and Noncontrolling Interests

On January 1, 2009, OneBeacon adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations — A Replacement of FASB Statement No. 141” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests — an amendment to ARB 51” (“SFAS 160”).

SFAS 141R requires the acquiring company to recognize the fair value of all assets acquired and liabilities assumed at their fair values at the acquisition date, with certain exceptions including income taxes which will continue to be accounted for under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This represents a basic change in approach from the old cost allocation method originally described in SFAS No. 141, “Business Combinations” (“SFAS 141”). In addition, SFAS 141R changes the accounting for step acquisitions since it requires recognition of all assets acquired and liabilities assumed, regardless of the acquirer’s percentage of ownership in the acquiree. This means that the acquirer will measure and recognize all of the assets, liabilities and goodwill, not just the acquirer’s share. Assets and liabilities arising from contractual contingencies are to be recognized at the acquisition date, at fair value. Non-contractual contingencies are to be recognized when it is more likely than not that they meet the Statement of Financial Accounting Concepts No. 6, “Elements of Financial Statements (A Replacement of FASB Concepts Statement No. 3—Incorporating an Amendment of FASB Concepts Statement No. 2)” criteria for an asset or liability. Previously under SFAS 141, recognition of preacquisition contingencies was deferred until the criteria in SFAS No. 5, “Accounting for Contingencies” had been met. Changes in the amount of deferred taxes arising from a business combination are to be recognized in either income or through a change in contributed capital, depending on the circumstances. Previously under SFAS 109, such changes were recognized through goodwill. Acquisition related costs, such as legal fees and due diligence costs would be expensed and would not be recognized as part of goodwill. The classification of insurance and reinsurance contracts are re-evaluated at the acquisition date only if their terms were changed in connection with the acquisition. SFAS 141R applies prospectively to business combinations effective January 1, 2009. SFAS 141R did not impact OneBeacon’s previous transactions involving purchase accounting.

SFAS 160 requires all companies to account for noncontrolling interests (formerly referred to as “minority interests”) in subsidiaries as equity, clearly identified and presented separately from parent company equity. Once a controlling interest has been acquired, any subsequent acquisitions or dispositions of noncontrolling interests that do not result in a change of control are to be accounted for as equity transactions. Assets and liabilities acquired are measured at fair value only once; at the original acquisition date, i.e., the date at which the acquirer gained control. When a subsidiary is deconsolidated, any retained noncontrolling equity investment is to be measured at fair value with the gain or loss on the deconsolidation being measured using fair value rather than the carrying amount of the retained ownership interest. The recognition and measurement requirements of SFAS 160 apply prospectively upon adoption; the presentation and disclosure requirements must be retrospectively applied. Accordingly, upon adoption of SFAS 160, OneBeacon has changed the presentation of its financial statements for prior periods to conform to the required presentation as follows: noncontrolling interests are presented on the balance sheets within equity, separate from OneBeacon’s shareholders’ equity; the portion of net income and comprehensive income attributable to OneBeacon’s common shareholders and the noncontrolling interests are presented separately on the consolidated statements of operations and comprehensive income (loss); and the consolidated statements of shareholders’ equity include a reconciliation of the noncontrolling interests from the beginning to the end of each reporting period.

Derivatives and Hedging Activities

On January 1, 2009, OneBeacon adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires companies that use derivatives to disclose the following:  objectives and strategies for using derivative instruments in terms of underlying risk and accounting designation; the fair values of derivative instruments and their gains and losses in a tabular format; and information about credit-risk-related contingent features. The adoption of SFAS 161 had no impact on OneBeacon’s financial position or results of operations. See Note 6 for required disclosures.

Participating Securities Granted in Share-Based Payment Transactions

On January 1, 2009, OneBeacon adopted FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions should be considered participating securities prior to vesting. The FSP requires that such instruments that hold unforfeitable rights to dividends or dividend equivalents, regardless of whether paid or unpaid, should be considered participating securities and accordingly should be included in the calculation of earnings per share under the two-class method instead of the treasury stock method. Unvested restricted stock issued under employee incentive compensation plans containing such dividend participation features would be considered participating securities. None of OneBeacon’s share-based payment transactions include participating securities. This FSP did not impact OneBeacon’s earnings per share calculation. See Note 11 for the calculation of earnings per share.

Fair Value Measurements

On January 1, 2009, OneBeacon adopted FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157) for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. OneBeacon adopted SFAS 157 for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) as of January 1, 2008 with respect to its investments securities. Refer to Note 5 for the required disclosures related to investment securities. The adoption of FSP FAS 157-2 had no impact on OneBeacon’s financial position or results of operations.

Recent Accounting Pronouncements

Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) which amends the guidance for other-than temporary impairments for debt securities classified as held-to-maturity or available-for-sale. FSP FAS 115-2 and FAS 124-2 requires that in evaluating if an impairment of a debt security is other-than-temporary, the entity is to assess whether it has the intent to sell the security or if it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered to be impaired. The portion of the impairment loss related to a credit loss is to be recognized in earnings. The portion of the impairment loss related to factors other than credit loss is recognized in other comprehensive income. Upon adoption of FSP FAS 115-2 and FAS 124-2, a cumulative effect adjustment to the opening balance of retained earnings shall be recorded with a corresponding adjustment to accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 is effective for interim financial reporting periods ending after June 15, 2009, but may be adopted early. OneBeacon intends to adopt FSP FAS 115-2 and FAS 124-2 for the interim reporting period ending June 30, 2009.

OneBeacon accounts for its investments in debt securities under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and accordingly, all changes in the fair value of its debt securities are recognized in revenues regardless of whether or not such changes in fair value represent a temporary or other-than-temporary decline in value. Accordingly, adoption of FSP FAS 115-2 and FAS 124-2 would have no effect on OneBeacon’s method of accounting for its portfolio of investment securities.

Determining Fair Values in an Inactive Market and Distressed Transactions

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. Factors to consider include few recent transactions, price quotations that are not based on current information or which vary substantially over time or among market makers, a significant increase in implied liquidity risk premiums, yields, or performance indicators, a wide bid-ask spread, a significant decline or absence of a market for new issuances or limited information released publicly. A reporting entity should evaluate whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal activity for the asset or liability or similar assets or liabilities. If the reporting entity concludes that there has been a significant decrease in the volume and level of activity, transactions or quoted prices may not be determinative of fair value. Further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. In addition, FSP FAS 157-4 would expand interim disclosures to require a description of the inputs and valuation techniques used to estimate fair value and a discussion of changes during the period. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. OneBeacon intends to adopt FSP FAS 157-4 for the interim reporting period ending June 30, 2009. Adoption of FSP FAS 157-4 is not expected to have a material impact on OneBeacon’s financial position or results of operations.

Interim Fair Value Disclosures

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting”. Under FSP FAS 107-1 and APB 28-1, a publicly traded company shall disclose in the body or the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for its annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value. An entity shall also disclose the method(s) and significant assumptions used to estimate the fair value of the financial instruments and any changes in the method(s) and significant assumptions, if any, during the period. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted if the entity early adopts FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. OneBeacon intends to adopt FSP FAS 107-1 and APB 28-1 for the interim reporting period ending June 30, 2009.

Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP requires additional disclosures regarding plan assets of a defined benefit pension or other postretirement plan. The disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This FSP is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. OneBeacon is currently evaluating the potential impact of adopting this FSP.

NOTE 2. Acquisitions and Dispositions

During the first quarter of 2009, there were no acquisitions or dispositions. During the first quarter of 2008, OneBeacon sold one of its inactive licensed subsidiaries, Midwestern Insurance Company, to National Guaranty Insurance Company for $4.2 million in cash and recorded a pre-tax gain of $1.0 million through net other revenues.

NOTE 3. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of OneBeacon’s insurance subsidiaries for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
	($ in millions)
Gross beginning balance	$4,294.0	$4,480.3
Less beginning reinsurance recoverable on unpaid losses	(2,503.3)	(2,629.5)
Net loss and LAE reserves	1,790.7	1,850.8
Loss and LAE incurred relating to:
Current year losses	302.8	313.5
Prior year losses	(14.8)	(12.6)
Total incurred loss and LAE	288.0	300.9
Accretion of fair value adjustment to net loss and LAE reserves	1.4	3.0
Loss and LAE paid relating to:
Current year losses	(76.3)	(68.1)
Prior year losses	(233.5)	(227.5)
Total loss and LAE payments	(309.8)	(295.6)
Net ending balance	1,770.3	1,859.1
Plus ending reinsurance recoverable on unpaid losses	2,440.9	2,601.3
Gross ending balance	$4,211.2	$4,460.4

During the three months ended March 31, 2009, OneBeacon experienced $14.8 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability in specialty lines and commercial multi-peril in commercial lines, partially offset by adverse loss reserve development primarily related to New York personal injury protection litigation at AutoOne Insurance. During the three months ended March 31, 2008, OneBeacon experienced $12.6 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses and favorable loss reserve development on a prior accident year catastrophe. The favorable non-catastrophe loss reserve development was primarily related to property in commercial lines and professional liability in specialty lines.

In connection with purchase accounting for the OneBeacon Acquisition, loss and LAE reserves and the related reinsurance recoverables were adjusted to fair value on the balance sheets. The net reduction to loss and LAE reserves is being accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, OneBeacon recognized $1.4 million and $3.0 million of such charges for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the outstanding pre-tax unaccreted adjustment was $4.0 million.

NOTE 4. Reinsurance

In the normal course of business, OneBeacon’s insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. OneBeacon remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.

Effective July 1, 2008, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2009. The program provides coverage for OneBeacon’s personal and commercial property business as well as certain acts of terrorism. Under the program, the first $150 million of losses resulting from any single catastrophe are retained and $650 million of the next $700 million of losses resulting from the catastrophe are reinsured. Any loss above $850 million would be retained. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

OneBeacon entered into a 30% quota share agreement with a group of reinsurers that runs from January 1, 2009 through December 31, 2009. During the first quarter of 2009, OneBeacon ceded $13.6 million of written premiums from its Northeast homeowners business written through OneBeacon Insurance Company and its subsidiary companies, along with Adirondack Insurance Exchange and New Jersey Skylands Insurance Association in New York and New Jersey, respectively.

At March 31, 2009, OneBeacon had $19.8 million of reinsurance recoverables on paid losses and $2,642.4 million (gross of $201.5 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Reinsurance contracts do not relieve OneBeacon of its obligations to its insureds. Therefore, collectibility of balances due from its reinsurers is critical to OneBeacon’s financial strength. OneBeacon is selective in regard to its reinsurers, principally placing reinsurance with those reinsurers with strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers for its insurance operations, excluding industry pools and associations and affiliates of OneBeacon, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best Company, Inc. (“A.M. Best”) ratings.

($ in millions)	Balance at March 31, 2009	% of total	A.M. Best Rating (1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,928.5	72%	A	++
Tokio Marine and Nichido Fire (3)	55.2	2%	A	++
QBE Insurance Corporation	45.3	2%	A
Munich Reinsurance America	41.2	2%	A	+
Swiss Re	22.9	1%	A

(1)          A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings) and “A” (Excellent, which is the third highest of fifteen ratings).

(2)          Includes $320.2 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. OneBeacon also has an additional $264.7 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)          Excludes $41.1 million of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts: a reinsurance contract with National Indemnity Company (“NICO”), for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP in accordance with Emerging Issues Task Force Technical Matter Document No. D-54. NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway, Inc.

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. OneBeacon estimates that on an incurred basis it has used approximately $2.2 billion of the coverage provided by NICO at March 31, 2009. Since entering into the NICO Cover, $44.7 million of the $2.2 billion of utilized coverage relates to uncollectible Third Party Recoverables. Net losses paid totaled approximately $1.1 billion as of March 31, 2009. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $320.2 million of protection remaining under the NICO Cover.

Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal.

NOTE 5. Investment Securities

OneBeacon’s invested assets are comprised of securities and other investments held for general investment purposes. Refer to the Company’s 2008 Annual Report on Form 10-K for a complete discussion.

On January 1, 2008, OneBeacon adopted SFAS 159, which allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are reported in revenues. In connection with the adoption of SFAS 159, OneBeacon recorded an adjustment of $180.6 million to reclassify net unrealized gains, after tax, and net unrealized foreign currency translation gains, after tax, related to investments from accumulated other comprehensive income to opening retained earnings.

In accordance with its adoption of SFAS 159, OneBeacon classifies its portfolio of fixed maturity investments and common equity securities, including convertible bonds, held for general investment purposes as trading. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and unrealized investment gains and losses on trading securities are reported pre-tax in revenues.

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of March 31, 2009 and December 31, 2008.

Other investments include limited partnerships, hedge funds and private equity interests. Upon adoption of SFAS 159, OneBeacon measures its investments in limited partnerships, hedge funds and private equity interests at fair value with changes therein reported in revenues on a pre-tax basis.

OneBeacon participates in a securities lending program as a mechanism for generating additional investment income on its fixed maturity and common equity portfolios. Under the securities lending arrangements, certain of its fixed maturity and common equity investments are loaned to other institutions for short periods of time through a lending agent. OneBeacon maintains control over the securities it lends, retains the earnings and cash flows associated with the loaned securities and receives a fee from the borrower for the temporary use of the asset. Collateral, in the form of cash and United States government securities, is required at a rate of 102% of the fair value of the loaned securities. An indemnification agreement with the lending agent protects OneBeacon in the event a borrower becomes insolvent or fails to return any of the securities on loan. In the event of a shortfall in the collateral amount required to be returned to the securities lending counterparty (e.g., as a result of investment losses), OneBeacon is obligated to make up any deficiency.

In February 2009, OneBeacon amended the terms of the securities lending program to give it more control over the investment of borrowers’ collateral and to separate the assets supporting that collateral into a segregated account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral as well as the reinvestment of cash were narrowed to permit investment in only cash equivalent securities, (ii) OneBeacon has the authority to direct the lending agent to both sell specific collateral securities in the segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) OneBeacon and the lending agent agreed to manage the securities lending program toward an orderly wind-down, which OneBeacon believes will be completed over an approximately 1 to 2 year period.

As a result of this amendment, the securities lending program is now recorded  with assets in the segregated account included within the investment securities of OneBeacon. Accordingly, purchases and sales of invested assets held in the segregated account as well as changes in the payable to the borrower for the return of collateral are reflected in the investing and financing sections of the cash flow statement commencing with the three months ended March 31, 2009. Prior to February 2009, the collateral was controlled by the lending agent. The lending agent managed the investment of the cash collateral, however, other than in the event of default by the borrower, this collateral was not available to OneBeacon and was remitted to the borrower by the lending agent upon the return of the loaned securities. Because of these restrictions, OneBeacon considered its securities lending activities to be non-cash transactions. The fair value of the securities lending collateral was recorded as both an asset and liability on the balance sheet.

As of March 31, 2009, OneBeacon had $48.6 million in securities on loan. Collateral supporting the securities on loan was valued at $46.9 million; $44.7 million is included in fixed maturity investments and $2.2 million is included in short-term investments. For the three months ended March 31, 2009, the net impact of the securities lending program was a net unrealized gain of $3.2 million recognized in net realized and unrealized investment losses. At December 31, 2008, prior to the amendment of the terms of the securities lending program, the total market value of OneBeacon’s securities on loan was $107.7 million with a corresponding collateral of $100.7 million.

OneBeacon’s net investment income is comprised primarily of interest income associated with OneBeacon’s fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three months ended March 31, 2009 and 2008 consisted of the following:

	Three months ended March 31,
	2009	2008
	($ in millions)
Investment income:
Fixed maturity investments	$21.0	$42.9
Common equity securities	0.4	4.8
Convertible bonds	1.5	1.6
Short-term investments	1.6	3.6
Other investments	0.3	0.5
Gross investment income	24.8	53.4
Less investment expenses	(2.9)	(3.3)
Net investment income, pre-tax	$21.9	$50.1

The composition of net realized investment (losses) gains, a component of net realized and unrealized investment losses, consisted of the following:

	Three months ended March 31,
	2009	2008
	($ in millions)
Fixed maturity investments	$(18.2)	$(6.7)
Common equity securities	(39.6)	4.1
Convertible bonds	0.7	3.7
Short-term investments	0.1	—
Other investments	0.7	2.6
Net realized investment (losses) gains, pre-tax	$(56.3)	$3.7

The components of OneBeacon’s ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
	($ in millions)
Investment securities:
Gross unrealized investment gains	$86.3	$74.1
Gross unrealized investment losses	(146.2)	(170.6)
Net unrealized losses from investment securities	(59.9)	(96.5)
Income taxes attributable to such losses	21.0	33.7
Total net unrealized investment losses, after tax	$(38.9)	$(62.8)

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon’s fixed maturity investments as of March 31, 2009 and December 31, 2008, were as follows:

	March 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
			($ in millions)
U.S. Government and agency obligations	$330.6	$12.6	$(0.3)	$—	$342.9
Debt securities issued by industrial corporations	1,366.1	19.2	(48.7)	(12.3)	1,324.3
Municipal obligations	4.9	0.3	—	—	5.2
Asset-backed securities	757.7	9.8	(32.7)	—	734.8
Foreign government obligations	20.6	0.6	(1.2)	—	20.0
Preferred stocks	71.3	0.2	(19.2)		52.3
Total fixed maturity investments	$2,551.2	$42.7	$(102.1)	$(12.3)	$2,479.5

	December 31, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
			($ in millions)
U.S. Government and agency obligations	$417.3	$5.3	$(13.0)	$—	$409.6
Debt securities issued by industrial corporations	914.9	13.2	(39.2)	(18.7)	870.2
Municipal obligations	4.8	0.2	—	—	5.0
Asset-backed securities	791.9	9.3	(42.3)	—	758.9
Foreign government obligations	46.0	0.4	(7.8)	—	38.6
Preferred stocks	71.5	0.2	(19.2)	—	52.5
Total fixed maturity investments	$2,246.4	$28.6	$(121.5)	$(18.7)	$2,134.8

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon’s common equity securities, convertible bonds and other investments as of March 31, 2009 and December 31, 2008, were as follows:

	March 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains (losses)	Carrying value
			($ in millions)
Common equity securities	$102.0	$2.8	$(1.5)	$—	$103.3
Convertible bonds	221.7	2.1	(17.6)	—	206.2
Other investments	175.6	38.7	(25.0)	—	189.3

	December 31, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
			($ in millions)
Common equity securities	$284.6	$6.4	$(14.2)	$(0.1)	$276.7
Convertible bonds	255.0	2.4	(16.2)	—	241.2
Other investments	178.6	36.7	(18.7)	—	196.6

Fair value measurements at March 31, 2009

On January 1, 2008, OneBeacon adopted SFAS 157 which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). SFAS 157 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets;

Level 2 — Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

Level 3 — Valuations based on unobservable inputs.

As of both March 31, 2009 and December 31, 2008, approximately 92% of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

Other investments, which are comprised of limited partnerships, hedge funds and private equity interests for which the SFAS 159 fair value option has been elected, are carried at fair value based upon OneBeacon’s proportionate interest in the underlying partnership’s or fund’s net asset value, which is deemed to approximate fair value. These investments are not publicly traded and, accordingly, quoted market prices are not available. In circumstances where the partnership net asset value is deemed to differ from fair value due to illiquidity or other factors, net asset value is adjusted accordingly. As of both March 31, 2009 and December 31, 2008, other investments represented approximately 5% of the investment portfolio recorded at fair value. At March 31, 2009 and December 31, 2008, OneBeacon did not adjust the net asset values used to determine fair value.

The fair value measurements at March 31, 2009 and December 31, 2008 and their related inputs are as follows:

	Fair value at March 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments	$2,479.5	$362.8	$2,024.7	$92.0
Common equity securities	103.3	76.9	—	26.4
Convertible bonds	206.2	—	205.7	0.5
Short-term investments	802.5	802.5	—	—
Other investments	189.3	—	—	189.3
Total	$3,780.8	$1,242.2	$2,230.4	$308.2

	Fair value at December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments	$2,134.8	$429.8	$1,625.7	$79.3
Common equity securities	276.7	249.2	1.3	26.2
Convertible bonds	241.2	—	241.2	—
Short-term investments	962.2	962.2	—	—
Other investments	196.6	—	—	196.6
Total	$3,811.5	$1,641.2	$1,868.2	$302.1

The changes in Level 3 fair value measurements for the three months ended March 31, 2009 and 2008 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2009	$79.3	$26.2	$—	$196.6	$302.1
Total net realized and unrealized gains (losses)	(1.0)	0.2	—	(4.6)	(5.4)
Purchases and sales, net	5.6	—	0.5	(2.7)	3.4
Transfers in (out) of Level 3, net	8.1	—	—	—	8.1
Balance at March 31, 2009	$92.0	$26.4	$0.5	$189.3	$308.2

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2008	$169.2	$70.3	$19.3	$348.6	$607.4
Total net realized and unrealized gains (losses)	(4.6)	0.3	—	(9.9)	(14.2)
Purchases and sales, net	—	—	—	0.1	0.1
Transfers in (out) of Level 3, net	(53.5)	(36.3)	(17.1)	—	(106.9)
Balance at March 31, 2008	$111.1	$34.3	$2.2	$338.8	$486.4

There were no significant transfers in (out) of Level 3 during the three months ended March 31, 2009. The majority of the transfers out of Level 3 within fixed maturity investments during the three months ended March 31, 2008 represent securities for which observable inputs were unavailable as of December 31, 2007 mainly because the securities were relatively new issuances and/or limited market data was available. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. With respect to common equity securities, as a result of efforts to adopt SFAS 157 and 159, OneBeacon was able to obtain additional information on the underlying common equity securities for a limited partnership that it consolidates in its financial statements. These common equity securities which are priced based on quoted prices were transferred out of Level 3 into Level 1 during the three months ended March 31, 2008. During the three months ended March 31, 2008, there were no material assets transferred into Level 3.

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 at March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
	($ in millions)
Fixed maturity investments	$(1.0)	$(6.0)
Common equity securities	0.2	0.9
Convertible bonds	—	—
Short-term investments	—	—
Other investments	(4.3)	(11.0)
Total	$(5.1)	$(16.1)

The net changes in fair value for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31, 2009
	Changes in net unrealized gains and losses (1)(2)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)(2)
	($ in millions)
Fixed maturity investments	$33.7	$6.4	$40.1
Common equity securities	9.1	0.1	9.2
Convertible bonds	(1.7)	—	(1.7)
Short-term investments	(0.1)	0.2	0.1
Other investments	2.7	—	2.7
Total	$43.7	$6.7	$50.4

	Three months ended March 31, 2008
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$3.0	$0.7	$3.7
Common equity securities	(35.4)	(0.8)	(36.2)
Convertible bonds	(15.0)	—	(15.0)
Short-term investments	—	1.0	1.0
Other investments	(12.6)	—	(12.6)
Total	$(60.0)	$0.9	$(59.1)

(1)          Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains’ common control of $0.3 million and $(0.3) million, pre-tax, for the three months ended March 31, 2009 and 2008, respectively.

(2)          Includes net unrealized gains related to OneBeacon’s securities lending program of $3.2 million, pre-tax, for the three months ended March 31, 2009.

In addition to the investment portfolio described above, OneBeacon has $19.6 million and $20.2 million, respectively, of liabilities recorded at fair value in accordance with SFAS 157 and included in other liabilities as of March 31, 2009 and December 31, 2008. These liabilities relate to securities that have been sold short by a limited partnership that OneBeacon invests in and is required to consolidate in accordance with GAAP. All of the liabilities included in the $19.6 million and $20.2 million, respectively, have been deemed to have a Level 1 designation as of March 31, 2009 and December 31, 2008.

NOTE 6. Debt

OneBeacon’s debt outstanding as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	($ in millions)
Senior unsecured notes (“Senior Notes”), at face value	$665.3	$676.0
Unamortized original issue discount	(0.8)	(0.9)
Senior Notes, carrying value	664.5	675.1
Mortgage note on real estate owned	40.6	40.8
Atlantic Specialty Note	14.0	16.0
Total debt	$719.1	$731.9

Senior Notes

In May 2003, OBH, a wholly-owned subsidiary of the Company, issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”). The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains. OBH incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum. At March 31, 2009, OBH was in compliance with all of the covenants under the Senior Notes. During the first quarter of 2009, OneBeacon repurchased $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain on extinguishment of debt. During the third quarter of 2008, OneBeacon repurchased $24.0 million of the outstanding Senior Notes for $22.3 million, which resulted in a $1.6 million gain on extinguishment of debt.

White Mountains has provided and, pursuant to a separation agreement, continues to provide an irrevocable and unconditional guarantee as to the payment of principal and interest on the Senior Notes.  Refer to “Note 18. Related Party Disclosures” of the Company’s 2008 Annual Report on Form 10-K.

Mortgage Note on Real Estate Owned

In connection with its December 2005 purchase of land and an office building that is now its U.S. headquarters, OneBeacon entered into a $40.8 million, 18-year mortgage note which has a variable interest rate based upon the lender’s 30-day LIBOR rate. As of March 31, 2009, OneBeacon had drawn the full amount of $40.8 million on the mortgage note. Repayment on the mortgage note commenced in January 2009. During the three months ended March 31, 2009, OneBeacon repaid $0.2 million of principal in accordance with the terms of the mortgage note.

Concurrent with entering into the mortgage note, OneBeacon also entered into an interest rate swap to hedge its exposure to the variability in the interest rate on the mortgage note. The notional amount of the swap is equal to the debt outstanding on the mortgage note and will be adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap are equal at all times. Under the terms of the swap, OneBeacon pays a fixed interest rate of approximately 6% and receives a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap is reported in interest expense. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, OneBeacon has accounted for the swap as a cash flow hedge and recorded the interest rate swap at fair value on the balance sheet in other assets or liabilities depending on the value as of the balance sheet date. Changes in the fair value of the interest rate swap are reported as a component of other comprehensive income or loss. Any gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recorded in revenues. As of March 31, 2009, OneBeacon’s interest rate contract was included in other liabilities with a fair value of $9.1 million. During the three months ended March 31, 2009, OneBeacon recognized income, after tax, of $0.8 million in other comprehensive income.

Other Debt of Operating Subsidiaries

In connection with the acquisition of Atlantic Specialty Insurance Company on March 31, 2004, OneBeacon issued a $20.0 million ten-year note to the seller (the “Atlantic Specialty Note”). OneBeacon is required to repay $2.0 million of principal on the Atlantic Specialty Note each year, commencing in January 2007. The Atlantic Specialty Note accrues interest at a rate of 5.2% except that the outstanding principal amount in excess of $15.0 million accrues interest at a rate of 3.6%. During each of the three months ended March 31, 2009 and 2008, OneBeacon repaid $2.0 million on the Atlantic Specialty Note.

Refer to “Note 7. Debt” of the Company’s 2008 Annual Report on Form 10-K for a description of other debt.

NOTE 7. Segment Information

OneBeacon’s segments consist of the following: (1) Insurance Operations, formerly known as Primary Insurance Operations; and (2) Other Operations. OneBeacon has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the Board of Directors (the “Board”). Significant intercompany transactions among OneBeacon’s segments have been eliminated herein. Financial information for OneBeacon’s segments follows:

	Insurance Operations	Other Operations	Total
	($ in millions)
Three months ended March 31, 2009
Earned premiums	$487.8	$—	$487.8
Net investment income	21.6	0.3	21.9
Net realized and unrealized investment losses	(5.9)	—	(5.9)
Net other revenues	7.3	2.1	9.4
Total revenues	510.8	2.4	513.2
Loss and LAE	288.0	—	288.0
Policy acquisition expenses	95.9	—	95.9
Other underwriting expenses	72.7	—	72.7
General and administrative expenses	4.0	1.5	5.5
Accretion of fair value adjustment to loss and LAE reserves	—	1.4	1.4
Interest expense on debt	0.8	10.1	10.9
Interest expense on preferred stock subject to mandatory redemption	—	—	—
Total expenses	461.4	13.0	474.4
Pre-tax income (loss) (1)	$49.4	$(10.6)	$38.8
Three months ended March 31, 2008
Earned premiums	$455.3	$—	$455.3
Net investment income	43.1	7.0	50.1
Net realized and unrealized investment losses	(52.7)	(2.7)	(55.4)
Net other revenues (expenses)	4.0	(0.4)	3.6
Total revenues	449.7	3.9	453.6
Loss and LAE	300.9	—	300.9
Policy acquisition expenses	84.7	—	84.7
Other underwriting expenses	70.1	—	70.1
General and administrative expenses	0.6	2.3	2.9
Accretion of fair value adjustment to loss and LAE reserves	—	3.0	3.0
Interest expense on debt	1.0	10.5	11.5
Interest expense on preferred stock subject to mandatory redemption	—	17.6	17.6
Total expenses	457.3	33.4	490.7
Pre-tax loss (1)	$(7.6)	$(29.5)	$(37.1)
March 31, 2009
Total investments	$3,654.4	$126.4	$3,780.8
Reinsurance recoverable on paid and unpaid losses	2,662.2	(201.5)	2,460.7
Total assets	7,718.4	(38.0)	7,680.4
Loss and LAE reserves	4,416.7	(205.5)	4,211.2
Total liabilities	5,960.9	530.8	6,491.7
Total OneBeacon’s shareholders’ equity	1,738.1	(568.8)	1,169.3
Total OneBeacon’s shareholders’ equity and noncontrolling interests	1,757.5	(568.8)	1,188.7
December 31, 2008
Total investments	$3,653.3	$158.2	$3,811.5
Reinsurance recoverable on paid and unpaid losses	2,730.1	(205.1)	2,525.0
Total assets	7,962.7	(21.9)	7,940.8
Loss and LAE reserves	4,504.5	(210.5)	4,294.0
Total liabilities	6,241.8	526.7	6,768.5
Total OneBeacon’s shareholders’ equity	1,703.7	(548.6)	1,155.1
Total OneBeacon’s shareholders’ equity and noncontrolling interests	1,720.9	(548.6)	1,172.3

(1)   Includes income from noncontrolling interests.

The following tables provide ratios, net written premiums and earned premiums for OneBeacon’s Insurance Operations by major underwriting unit and in total for the three months ended March 31, 2009 and 2008:

	Specialty	Commercial	Personal	Total(1)
	($ in millions)
Three months ended March 31, 2009
Ratios:
Loss and LAE	31.3%	58.1%	89.4%	59.0%
Expense	39.3	36.9	27.7	34.6
Total GAAP combined	70.6%	95.0%	117.1%	93.6%
Net written premiums	$178.7	$158.9	$131.7	$469.4
Earned premiums	162.7	174.8	150.2	487.8
Three months ended March 31, 2008
Ratios:
Loss and LAE	55.3%	72.3%	64.9%	66.1%
Expense	31.9	38.0	30.8	34.0
Total GAAP combined	87.2%	110.3%	95.7%	100.1%
Net written premiums	$110.9	$169.7	$144.7	$425.7
Earned premiums	110.4	181.0	163.6	455.3

(1)   Includes results from run-off.

NOTE 8. Retirement Plans

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

The components of net periodic benefit costs for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
	2009	2008
	($ in millions)
Service cost	$0.1	$0.2
Interest cost	1.6	1.7
Expected return on plan assets	(1.6)	(2.1)
Amortization of unrecognized loss	0.4	0.1
Net periodic benefit cost (income)	$0.5	$(0.1)

OneBeacon does not expect to make a contribution to its Qualified Plan in 2009. OneBeacon anticipates contributing $2.9 million to the Non-qualified Plan, for which OneBeacon has assets held in rabbi trusts. As of March 31, 2009, $1.5 million in contributions have been made to the Non-qualified Plan.

NOTE 9.  Employee Share-Based Incentive Compensation Plans

OneBeacon’s share-based compensation plans consist of performance shares, stock options granted in connection with the initial public offering and restricted stock units. OneBeacon’s share-based compensation plans are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon’s common shares at the time awards are earned. See “Performance Shares” below. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of the Company’s deferred compensation plans. OneBeacon expenses the full cost of all its share-based compensation.

OneBeacon records its share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), which is a revision to SFAS No. 123, “Accounting for Stock Based Compensation” and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R applies to new grants of share-based awards, award modifications and the remaining portion of the fair value of unvested awards. The unvested portion of OneBeacon performance share awards, as well as new awards, such as the stock options granted in connection with the initial public offering, are subject to the fair value measurement and recognition requirements of SFAS 123R.

Performance Shares

The following summarizes performance share activity for performance shares whose value is based upon the market price of an underlying OneBeacon common share (“OB Performance Shares”) for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	2,212,313	$4.6	1,058,194	$9.2
Payments and deferrals (1)	(137,400)	—	(117,363)	(1.6)
New awards	364,982	—	1,327,142	—
Forfeitures and net change in assumed forfeitures	(121,046)	(0.3)	(136,079)	(0.4)
Expense (income) recognized	—	1.4	—	(0.3)
End of period	2,318,849	$5.7	2,131,894	$6.9

(1)             Performance share payments in 2009 for the 2007-2008 performance cycle were based upon a performance factor of 1.4%.

The following summarizes performance shares outstanding and accrued performance share expense at March 31, 2009 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2007—2009	713,070	$0.3
2008—2010	1,300,255	5.2
2009—2011	364,982	0.3
Sub-total	2,378,307	5.8
Assumed forfeitures	(59,458)	(0.1)
Total at March 31, 2009	2,318,849	$5.7

If 100% of the outstanding performance shares had been vested on March 31, 2009, the total additional compensation cost to be recognized would have been $10.4 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2007-2008 performance cycle were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

Stock Options

As described in the Company’s 2008 Annual Report on Form 10-K, in connection with the initial public offering, OneBeacon issued options to acquire 1,420,000 common shares of the Company to certain members of management. The following summarizes option activity for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense
	($ in millions)
Beginning of period	1,237,872	$2.5	1,324,306	$1.4
New awards	—	—	—	—
Forfeitures	(89,522)	—	(66,215)	—
Expense recognized	—	0.3	—	0.3
End of period	1,148,350	$2.8	1,258,091	$1.7

The options vest in equal installments on each of the third, fourth and fifth anniversaries of their issuance. These options expire five and a half years from the anniversary of issuance. The fair value of each option award at grant date was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years. The options originally had a per share exercise price of $30.00. On May 27, 2008, the Compensation Committee of the Board (the “Compensation Committee”) amended the exercise price to $27.97 as a result of the $2.03 per share special dividend paid in the first quarter of 2008. The compensation expense associated with the options and the incremental fair value of the award modification is being recognized ratably over the remaining period.

Restricted Stock Units

The options granted in connection with OneBeacon’s initial public offering did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, on February 26, 2008, OneBeacon granted 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of growth of 4% per cycle in adjusted book value per share. Upon vesting, the RSUs will be mandatorily deferred into one of the Company’s non-qualified deferred compensation plans and will be paid out in 2012 in cash or shares at the discretion of the Compensation Committee. The expense associated with the RSUs is being recognized over the vesting period. For the three months ended March 31, 2009 and 2008, OneBeacon recognized $0.1 million and $0.2 million in expense. As of March 31, 2009, 105,790 RSUs were outstanding.

NOTE 10. Income Taxes

While OneBeacon is subject to taxation in several jurisdictions, the majority of OneBeacon’s subsidiaries file a consolidated tax return in the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective rate lower than that imposed by the United States.

OneBeacon’s income tax expense (benefit) related to pre-tax income or loss for the three months ended March 31, 2009 and 2008 represented effective tax rates of 14.2% and (37.5)%, respectively. The effective tax rate for the three months ended March 31, 2009 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States. In arriving at the effective tax rate for the three months ended March 31, 2009, OneBeacon is treating the net realized and unrealized investment losses as a discrete item separate from the other components of pre-tax income or loss. Therefore, the benefit of these net losses is calculated at the statutory rate applicable to the jurisdiction in which the losses are recorded. The majority of the investment assets incurring current period net realized and unrealized losses for the three months ended March 31, 2009 are recorded in the U.S. and are taxed at the statutory rate of 35%. Net realized and unrealized investment losses were treated as a discrete item due to the inability to reliably estimate this amount for the full year. The effective tax rate for the three months ended March 31, 2008 was higher than the U.S. statutory rate of 35% due to a pre-tax loss resulting from the reporting of the change in net unrealized investment gains and losses, a component of net realized and unrealized investment losses, in revenues pursuant to SFAS 159 and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Hathaway, Inc. Preferred Stock which was redeemed in May 2008.

Under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations for years before 2003. The Internal Revenue Service (“IRS”) commenced an examination of OneBeacon’s U.S. income tax returns for 2003 through 2004 in the second quarter of 2006. On January 22, 2009, OneBeacon received Form 4549-A (Income Tax Examination Changes) from the IRS relating to the audit of tax years 2003 and 2004 assessing an additional $65.7 million of tax. The estimated total assessment, including interest, withholding tax and utilization of alternative minimum and foreign tax credit carryovers, is $132.0 million.

OneBeacon disagrees with the adjustments proposed by the IRS and intends to vigorously defend its position. The timing of the resolution of these items is uncertain, however, it is reasonably possible that the resolution could occur within the next 12 months. OneBeacon’s overall liability for tax assessments for 2003 and 2004 is limited due to the Tax Make Whole Agreement with White Mountains, which fixes the liability for these items at the amount recorded on OneBeacon’s books. Refer to “Note 18. Related Party Disclosures” of the Company’s 2008 Annual Report on Form 10-K. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position. In October 2008, the IRS commenced examination of OneBeacon’s U.S. income tax returns for 2005 through 2006. As of March 31, 2009, the IRS has not proposed any significant adjustments to taxable income as a result of the 2005 through 2006 audit. Due to the uncertainty of the outcome of the ongoing IRS examination, OneBeacon cannot estimate the range of reasonably possible changes to its unrecognized tax benefits at this time. However, OneBeacon does not expect to receive any adjustments that would result in a material change to its financial position.

NOTE 11. Earnings per Share

Basic and diluted earnings (loss) per share amounts have been determined in accordance with SFAS No. 128, “Earnings per Share.” During the second quarter of 2008, 4,103 shares of the Company’s Class A common shares were awarded to certain non-employee members of the Company’s Board, in lieu of their 2008 annual cash retainer. During the third quarter of 2007, the Company began a share repurchase program. Since the inception of this program, the Company has repurchased and retired 5.0 million of its class A common shares. During the three months ended March 31, 2009, no shares were repurchased. During the three months ended March 31, 2008, the Company repurchased and retired 2.5 million of its Class A common shares for $52.8 million.

	Three months ended March 31,
	2009	2008
Basic earnings (loss) per share attributable to OneBeacon’s shareholders (in millions):
Net income (loss) attributable to OneBeacon’s shareholders	$32.8	$(24.3)
Weighted average shares outstanding	95.1	97.6
Diluted earnings (loss) per share attributable to OneBeacon’s shareholders (in millions):
Net income (loss) attributable to OneBeacon’s shareholders	$32.8	$(24.3)
Weighted average shares outstanding (1)	95.1	97.6

Basic earnings (loss) per share attributable to OneBeacon’s shareholders (in dollars):
Net income (loss) attributable to OneBeacon’s shareholders	$0.34	$(0.25)
Diluted earnings (loss) per share attributable to OneBeacon’s shareholders (in dollars):
Net income (loss) attributable to OneBeacon’s shareholders	$0.34	$(0.25)

(1)          Common shares issuable upon exercise of the options (see Note 9) were not included as their inclusion would be anti-dilutive for the periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon’s actual results could be materially different from and worse than its expectations. See “Forward-Looking Statements” on page 40 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

The following discussion also includes two non-GAAP financial measures, adjusted book value per share and adjusted OneBeacon’s shareholders’ equity, that have been reconciled to their most comparable GAAP financial measures (see below and page 34). OneBeacon believes these measures to be useful supplements to the comparable GAAP measures in evaluating OneBeacon’s financial performance.

Book Value and Adjusted Book Value Per Share for the Three Months Ended March 31, 2009

We ended the first quarter of 2009 with a book value per share of $12.30 reflecting a 3.0% increase for the three months ended March 31, 2009, including dividends, and a 21.3% decrease from March 31, 2008, including dividends and adjusted for the economic defeasance of our mandatorily redeemable preferred stock. The increase includes a 0.5% total return on invested assets for the three months ended March 31, 2009. We reported comprehensive net income attributable to OneBeacon’s shareholders of $33.9 million in the three months ended March 31, 2009, compared to a comprehensive net loss attributable to OneBeacon’s shareholders of $25.5 million in the three months ended March 31, 2008. Our GAAP combined ratio was 93.6% for the three months ended March 31, 2009, compared to 100.1% for the three months ended March 31, 2008. The decrease in the combined ratio was primarily due to lower catastrophe and current accident year non-catastrophe losses in the three months ended March 31, 2009. The three months ended March 31, 2008 included $17.0 million of catastrophe losses primarily related to tornados in the southeastern United States. Total net written premiums increased 10.3% in the three months ended March 31, 2009 to $469.4 million, compared to $425.7 million in the three months ended March 31, 2008, driven primarily by premiums from our collector car and boat business that we began writing in the second quarter of 2008 and Entertainment Brokers International Insurance Services (EBI) which we acquired in the third quarter of 2008.

The following table presents our book value per share and adjusted book value per share, including dividends, and reconciles this non-GAAP financial measure to its most comparable GAAP measure.

	March 31,	December 31,	March 31,
	2009	2008	2008
Numerator
OneBeacon’s shareholders’ equity	$1,169.3	$1,155.1	$1,613.0
Remaining adjustment of subsidiary preferred stock to face value	—	—	(11.1)
Adjusted OneBeacon’s shareholders’ equity (1)	$1,169.3	$1,155.1	$1,601.9

Denominator
Common shares outstanding (2)	95.1	95.1	96.0

Book value per share	$12.30	$12.15	$16.80

Adjusted book value per share (1)	$12.30	$12.15	$16.69

(1) Represents a non-GAAP financial measure.

(2) Includes the impact of repurchases of Class A common shares made through the Company’s share repurchase program which commenced in the third quarter of 2007.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three months ended March 31, 2009 and 2008 is as follows:

	Three months ended March 31,
	2009	2008
	($ in millions)
Net written premiums	$469.4	$425.7
Revenues
Earned premiums	$487.8	$455.3
Net investment income	21.9	50.1
Net realized and unrealized investment losses	(5.9)	(55.4)
Net other revenues	9.4	3.6
Total revenues	513.2	453.6
Expenses
Loss and LAE	288.0	300.9
Policy acquisition expenses	95.9	84.7
Other underwriting expenses	72.7	70.1
General and administrative expenses	5.5	2.9
Accretion of fair value adjustment to loss and LAE reserves	1.4	3.0
Interest expense on debt	10.9	11.5
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	—	17.6
Total expenses	474.4	490.7
Pre-tax income (loss)	38.8	(37.1)
Income tax (expense) benefit	(5.5)	13.9
Net income (loss) including noncontrolling interests	33.3	(23.2)
Less: Net income attributable to noncontrolling interests	(0.5)	(1.1)
Net income (loss) attributable to OneBeacon’s shareholders	32.8	(24.3)
Change in other comprehensive income and loss items	1.1	(1.2)
Comprehensive net income (loss) attributable to OneBeacon’s shareholders	$33.9	$(25.5)

Consolidated Results—Three months ended March 31, 2009 versus three months ended March 31, 2008

Our comprehensive net income attributable to OneBeacon’s shareholders was $33.9 million in the three months ended March 31, 2009, compared to a comprehensive net loss attributable to OneBeacon’s shareholders of $25.5 million in the three months ended March 31, 2008. Net income attributable to OneBeacon’s shareholders was $32.8 million in the three months ended March 31, 2009, compared to a net loss attributable to OneBeacon’s shareholders of $24.3 million in the three months ended March 31, 2008.

Our total revenues increased 13.1% to $513.2 million in the three months ended March 31, 2009, compared to $453.6 million in the three months ended March 31, 2008. The increase was mainly due to a $49.5 million decrease in net realized and unrealized investment losses to $5.9 million. Net other revenues increased 161.1% to $9.4 million in the three months ended March 31, 2009, compared to $3.6 million in the three months ended March 31, 2008. The increase was primarily due to management fee income related to EBI and a $2.5 million gain on extinguishment of debt related to the repurchase of a portion of our Senior Notes. The three months ended March 31, 2008 included a $1.0 million gain from the sale of one of our inactive licensed subsidiaries, Midwestern Insurance Company (MWIC) to National Guaranty Insurance Company. These increases were partially offset by a $28.2 million decrease in net investment income to $21.9 million in the three months ended March 31, 2009, principally due to a lower average invested asset base and lower investment yields. Contributing to the lower investment yields was a $(7.2) million inflation adjustment related to our inflation indexed treasury securities as compared to a $2.8 million inflation adjustment related to these securities for the three months ended March 31, 2008.

Our total expenses decreased 3.3% in the three months ended March 31, 2009 to $474.4 million, compared to $490.7 million in the three months ended March 31, 2008. Loss and LAE decreased by 4.3% to $288.0 million in the three months ended March 31, 2009, primarily due to lower current accident year catastrophe losses. Current accident year catastrophe losses were $2.6 million in the three months ended March 31, 2009, compared to $17.0 million in the three months ended March 31, 2008. In addition, favorable loss reserve development increased $2.2 million compared to the three months ended March 31, 2008, as described below. Interest expense decreased by 62.5%, primarily due to the interest expense related to the Berkshire Hathaway, Inc. (Berkshire) Preferred Stock (Berkshire Preferred Stock) which was redeemed in the second quarter of 2008. Partially offsetting these decreases were increased policy acquisition costs, other underwriting expenses and general and administrative expenses. Policy acquisition expenses increased by 13.2% to $95.9 million in the three months ended March 31, 2009 mainly due to higher acquisition costs associated with our newer specialty lines businesses. Other underwriting expenses increased 3.7% to $72.7 million in the three months ended March 31, 2009. The three months ended March 31, 2008 included lower incentive compensation costs resulting from changes in assumptions on our long-term incentive compensation plans. General and administrative expenses increased 89.7% to $5.5 million primarily related to operating expenses of EBI.

Our income tax expense (benefit) related to pre-tax income or loss for the three months ended March 31, 2009 and 2008 represented effective tax rates of 14.2% and (37.5)%, respectively. The effective tax rate for the three months ended March 31, 2009 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States. In arriving at the effective tax rate for the three months ended March 31, 2009, we are treating net realized and unrealized investment losses as a discrete item separate from the other components of pre-tax income or loss. Therefore, the benefit of these net losses is calculated at the statutory rate applicable to the jurisdiction in which the losses are recorded. The majority of the investment assets incurring current period realized and unrealized net losses for the three months ended March 31, 2009 are recorded in the U.S. and are taxed at the statutory rate of 35%. Net realized and unrealized investment losses were treated as a discrete item due to the inability to reliably estimate this amount for the full year. Our effective tax rate for the three months ended March 31, 2008 was higher than the U.S. statutory rate of 35% due to a pre-tax loss resulting from reporting the change in net unrealized investment gains and losses, which is a component of net realized and unrealized investment losses, in revenues pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159) and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock.

Our GAAP combined ratio for the three months ended March 31, 2009 decreased to 93.6% from 100.1% for the three months ended March 31, 2008. The loss and LAE ratio decreased 7.1 points to 59.0% while the expense ratio increased 0.6 points to 34.6%. The decrease in the loss and LAE ratio was primarily due to a decrease in current accident year non-catastrophe and catastrophe losses. The three months ended March 31, 2009 included $2.6 million or 0.5 points of current accident year catastrophe losses. The three months ended March 31, 2008 included $17.0 million or 3.7 points of current accident year catastrophe losses, primarily related to severe weather in the southeastern United States. The three months ended March 31, 2009 included $14.8 million or 3.0 points of favorable loss reserve development. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses on professional liability in specialty lines and commercial multi-peril in commercial lines, partially offset by adverse loss reserve development primarily related to an increased level of litigation activity resulting in higher litigation-related expenses as well as higher claim settlement costs with respect to New York personal injury protection litigation at AutoOne Insurance (AutoOne). Favorable loss reserve development was $12.6 million or 2.8 points in the three months ended March 31, 2008. The expense ratio increased due to higher policy acquisition expenses, as described above.

Summary of Operations By Segment

Our segments consist of the following: (1) Insurance Operations, formerly known as Primary Insurance Operations; and (2) Other Operations.

Our investments are managed by our affiliate, White Mountains Advisors, LLC, and by Prospector Partners, LLC. A discussion of our consolidated investment operations is included after the discussion of operations by segment. Our segment information is presented in Note 7 — “Segment Information” of the accompanying consolidated financial statements.

Insurance Operations

Financial results for our Insurance Operations segment for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended March 31,
	2009	2008
	($ in millions)
Net written premiums	$469.4	$425.7

Earned premiums	$487.8	$455.3
Net investment income	21.6	43.1
Net realized and unrealized investment losses	(5.9)	(52.7)
Net other revenues	7.3	4.0
Total revenues	510.8	449.7
Loss and LAE	288.0	300.9
Policy acquisition expenses	95.9	84.7
Other underwriting expenses	72.7	70.1
General and administrative expenses	4.0	0.6
Interest expense on debt	0.8	1.0
Total expenses	461.4	457.3
Pre-tax income (loss) (1)	$49.4	$(7.6)

(1)          Includes income from noncontrolling interests.

The following tables provide GAAP ratios, net written premiums and earned premiums by underwriting units for the three months ended March 31, 2009 and 2008:

	Three months ended March 31, 2009
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)
Loss and LAE	31.3%	58.1%	89.4%	59.0%
Expense	39.3	36.9	27.7	34.6
Total Combined	70.6%	95.0%	117.1%	93.6%
Net written premiums	$178.7	$158.9	$131.7	$469.4
Earned premiums	162.7	174.8	150.2	487.8

	Three months ended March 31, 2008
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)
Loss and LAE	55.3%	72.3%	64.9%	66.1%
Expense	31.9	38.0	30.8	34.0
Total Combined	87.2%	110.3%	95.7%	100.1%
Net written premiums	$110.9	$169.7	$144.7	$425.7
Earned premiums	110.4	181.0	163.6	455.3

(1)          Includes results from run-off. For the three months ended March 31, 2009 and 2008, includes net written premiums of $0.1 million and $0.4 million, respectively, from run-off and earned premiums of $0.1 million and $0.3 million, respectively, from run-off.

(2)          Includes our long-term incentive compensation expense. For the three months ended March 31, 2009 and 2008, long-term incentive compensation expense increased our total GAAP combined ratio by 0.5 points and 0.6 points, respectively.

(3)          Includes loss and LAE relating to catastrophes. For the three months ended March 31, 2009 and 2008, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 0.1 point and 2.5 points, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and total combined ratios by 0.4 points and 1.2 points, respectively.

(4)          Prior accident year development, including development on catastrophes, for the three months ended March 31, 2009 and 2008 decreased our loss and LAE and total combined ratios by 3.0 point and 2.8 points, respectively.

Insurance Operations—Three months ended March 31, 2009 versus three months ended March 31, 2008

Specialty lines. Net written premiums for specialty lines increased by 61.1% to $178.7 million in the three months ended March 31, 2009 from $110.9 million in the three months ended March 31, 2008. The increase was primarily due to $28.0 million in net written premiums from our collector car and boat business that we began writing in the second quarter of 2008. The increase compared to prior year was also due to $14.5 million in net written premium from EBI, as well as a $13.9 million increase in net written premiums from OneBeacon Professional Partners and a $10.6 million increase in net written premiums from Specialty Accident and Health.

The specialty lines combined ratio for the three months ended March 31, 2009 decreased to 70.6% from 87.2% for the three months ended March 31, 2008. The loss and LAE ratio decreased 24.0 points to 31.3% while the expense ratio increased 7.4 points to 39.3%. The decrease in the loss and LAE ratio was mainly due to 16.9 points of favorable loss reserve development in the three months ended March 31, 2009 related to lower than expected severity in professional liability, compared with 2.9 points of favorable loss reserve development in the three months ended March 31, 2008, also primarily related to professional liability. Further, the current accident year loss and LAE ratio including catastrophes decreased 10.0 points as compared to the prior period due to solid current accident year loss results across all specialty lines businesses. The increase in the expense ratio was mainly due to changes in mix of business within the specialty lines businesses and the mix of products offered within those businesses. Our collector car and boat business and some of our other newer specialty lines businesses pay higher commissions than the previous mix of business.

Commercial lines. Net written premiums for commercial lines decreased by 6.4% to $158.9 million in the three months ended March 31, 2009 from $169.7 million in the three months ended March 31, 2008. The decrease was primarily due to a $14.9 million decrease in our traditional middle market division, reflecting the more competitive marketplace, partially offset by increased writings at OneBeacon Specialty Property.

The commercial lines combined ratio for the three months ended March 31, 2009 decreased to 95.0% from 110.3% for the three months ended March 31, 2008. The loss and LAE ratio decreased 14.2 points to 58.1%, while the expense ratio decreased 1.1 points to 36.9%. The decrease in the loss and LAE ratio was primarily due to lower current accident year catastrophe losses of 1.2 points, compared to 7.7 points in the three months ended March 31, 2008, primarily related to losses from tornados in the southeastern United States in our middle market division. The three months ended March 31, 2009 included 9.6 points of favorable loss reserve development compared to 4.6 points in the three months ended March 31, 2008. In addition, current accident year non-catastrophe losses decreased 2.7 points as compared with the three months ended March 31, 2008, primarily related to lower than expected severity on commercial multi-peril non-catastrophe losses.

Personal lines. Net written premiums for personal lines decreased by 9.0% to $131.7 million in the three months ended March 31, 2009 from $144.7 million in the three months ended March 31, 2008. In traditional personal lines, net written premium decreased 8.0% to $101.1 million. In an effort to further reduce our property catastrophe exposure in the Northeast, we entered into a 30% quota share agreement with a group of reinsurers that runs from January 1, 2009 through December 31, 2009. During the first quarter of 2009, we ceded $13.6 million of written premiums from our Northeast homeowners business written through OneBeacon Insurance Company and its subsidiary companies, along with Adirondack Insurance Exchange and New Jersey Skylands Insurance Association in New York and New Jersey, respectively. Excluding the impact of the homeowners quota share, traditional personal lines net written premium increased 4.4%. Further, net written premiums at AutoOne decreased 13.5% to $30.7 million due to declines in New York’s assigned risk pool. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $133 million in 2009, which would be down from $150 million in 2008, $179 million in 2007 and $253 million in 2006. We expect a reduction in AutoOne’s premium volume reflective of these trends.

The personal lines combined ratio for the three months ended March 31, 2009 increased to 117.1% from 95.7% for the three months ended March 31, 2008. The loss and LAE ratio increased 24.5 points to 89.4%, while the expense ratio decreased by 3.1 points to 27.7%. The increase in the loss and LAE ratio was mainly due to 19.0 points of adverse loss reserve development in the three months ended March 31, 2009 primarily related to personal injury protection litigation at AutoOne, compared with 0.6 points of favorable loss reserve development in the three months ended March 31, 2008, primarily related to automobile liability losses in traditional personal lines. The decrease in the expense ratio was primarily due to lower policy acquisition expenses as a result of the quota share agreement for our Northeast homeowners business.

Run-off.  Run-off business generated underwriting income of $0.3 million in the three months ended March 31, 2009, compared to an underwriting loss of $3.0 million in the three months ended March 31, 2008. The variance was primarily due to lower loss and LAE in the three months ended March 31, 2009 which included $1.4 million of loss and LAE, compared with $2.8 million of loss and LAE in the three months ended March 31, 2008.

Other Operations

Our Other Operations segment consists of the activities of OneBeacon Insurance Group, Ltd. and our intermediate subsidiary holding companies which include OneBeacon U.S. Enterprises Holdings, Inc. (OBEH) and OneBeacon U.S. Holdings, Inc. (OBH), both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda. Our Other Operations segment primarily consists of financing activities, purchase accounting adjustments relating to our acquisition by White Mountains Insurance Group, Ltd. (White Mountains) in 2001 (the OneBeacon Acquisition) and other assets and general and administrative expenses incurred at the holding company level.

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

The Other Operations segment results are affected by purchase accounting over time as the fair value adjustments made at our acquisition unwind. Fair value adjustments other than those related to loss and LAE reserves and related reinsurance recoverables have been fully recognized in our financial statements in periods prior to those presented below. The fair value adjustment to net loss and LAE reserves is expensed through income as our net loss and LAE reserves at the time of the OneBeacon Acquisition are settled.

A summary of results from our Other Operations segment for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
	2009	2008
	($ in millions)
Net investment income	$0.3	$7.0
Net realized and unrealized investment losses	—	(2.7)
Net other revenues (expenses)	2.1	(0.4)
Total revenues	2.4	3.9
General and administrative expenses	1.5	2.3
Accretion of fair value adjustment to loss and LAE reserves	1.4	3.0
Interest expense on debt	10.1	10.5
Interest expense—dividends and accretion on preferred stock	—	17.6
Total expenses	13.0	33.4
Pre-tax loss	$(10.6)	$(29.5)

Other Operations Results—Three months ended March 31, 2009 versus three months ended March 31, 2008

Our Other Operations segment reported a pre-tax loss of $10.6 million in the three months ended March 31, 2009, compared to a pre-tax loss of $29.5 million for the three months ended March 31, 2008. The decrease in loss was primarily related to a decrease in interest expense related to the Berkshire Preferred Stock which was redeemed in the second quarter of 2008. Further, net other revenues (expenses) increased mainly due to a $2.5 million gain on extinguishment of debt related to the repurchase of a portion of our Senior Notes. The decrease in interest expense was partially offset by a decrease in net investment income to $0.3 million in the three months ended March 31, 2009, compared to $7.0 million in the prior year period. Net investment income in the three months ended March 31, 2008 included $3.7 million related to assets held in trust for the Berkshire Preferred Stock.

Summary of Investment Results

Investment Philosophy

Our long-term investment philosophy has historically been to maximize our after tax total risk-adjusted return. Under this approach, each dollar of after tax investment income and realized and unrealized gains and losses is valued equally. We recently shifted our investment philosophy from a total return focus to a capital preservation focus in response to the significant declines and high volatility in equity markets, the lack of liquidity in the credit markets and the widening of credit spreads on fixed income securities experienced in the first quarter of 2009 and the later half of 2008. In particular, we significantly reduced the size of our equity portfolio and now have a larger percentage of our invested assets in cash and short-term investments than we have in the past under a total return approach. We expect to return to our long-term total return investment philosophy in the future when conditions are more favorable.

Our investment portfolio mix as of March 31, 2009 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments which are comprised of common stock, convertible bonds and other investments such as hedge funds, limited partnerships and private equity interests. Our management believes that prudent levels of investments in common equity securities, convertible bonds and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.

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

Investment Returns

A summary of our consolidated pre-tax investment results for the three months ended March 31, 2009 and 2008 is as follows:

	Three months ended March 31,
	2009	2008
	($ in millions)
Net investment income (1)	$21.9	$50.1
Net realized investment (losses) gains	(56.3)	3.7
Change in net unrealized investment gains and losses	50.4	(59.1)
Total GAAP pre-tax investment results	$16.0	$(5.3)

(1)    Includes $3.7 million of net investment income for assets held in trust for the three months ended March 31, 2008.

Gross investment returns versus typical benchmarks for the three months ended March 31, 2009 and 2008 are as follows:

	As of March 31, (1)(2)
	2009	2008
Fixed maturity investments	1.9%	1.3%
Short-term investments	0.2	1.2
Total fixed income	1.4	1.3
Barclays U.S. Intermediate Aggregate Index	0.9	2.4
Common stock	(15.8)	(3.3)
Convertible bonds	0.2	(2.6)
Total common stock and convertible bonds	(7.1)	(3.1)
Other investments	1.9	(2.8)
Total common stock, convertible bonds and other investments	(4.3)	(3.0)
S&P 500 Index (total return)	(11.0)	(9.4)
Total consolidated portfolio	0.5%	0.0%

(1)   Includes $3.7 million of net investment income for assets held in trust for the three months ended March 31, 2008.

(2)   Gross investment returns exclude investment expenses of $2.9 million and $3.3 million for the three months ended March 31, 2009 and 2008, respectively.

During the first quarter of 2009 and the later half of 2008, there were significant declines and high volatility in the equity markets, a lack of liquidity in the credit markets and a widening of credit spreads on debt securities. These factors had a significant adverse effect on the performance of our investment portfolio.

Investment Returns—Three months ended March 31, 2009 versus three months ended March 31, 2008

Overview

Our total pre-tax investment results were $16.0 million, a return of 0.5% for the three months ended March 31, 2009, compared to $(5.3) million, a return of 0.0% for the three months ended March 31, 2008. Net investment income in the three months ended March 31, 2009 was $21.9 million, a decrease of $28.2 million, compared to $50.1 million in the three months ended March 31, 2008. The decrease was principally due to a lower average invested asset base and lower investment yields. Contributing to the lower investment yields was a $(7.2) million inflation adjustment related to our inflation indexed treasury securities for the three months ended March 31, 2009 as compared to a $2.8 million inflation adjustment related to these securities for the three months ended March 31, 2008. Net investment income in the three months ended March 31, 2008 included $3.7 million related to assets held in trust. Net realized investment (losses) gains were $(56.3) million in the three months ended March 31, 2009, a decrease of $60.0 million compared to $3.7 million in the three months ended March 31, 2008. The decrease was mainly due to $30.5 million of realized losses on the sales of equity investments resulting from the reduction in the size of the equity portfolio in the three months ended March 31, 2009 discussed previously. The change in net unrealized investment gains and losses was an increase of $50.4 million in the three months ended March 31, 2009, compared to a decrease of $59.1 million in the three months ended March 31, 2008.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 1.4% for the three months ended March 31, 2009, compared to 1.3% for the three months ended March 31, 2008. We recorded $18.1 million in net realized losses in the three months ended March 31, 2009. Our fixed income portfolio had minimal exposure to adverse credit events occurring in the first quarter of 2009. During the three months ended March 31, 2009 and 2008, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 3 years for both periods which performed consistent with its characteristics and slightly above the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark for the three months ended March 31, 2009.

Common stock, convertible bonds and other investments

Our total common stock, convertible bond and other investments portfolio returned (4.3)% for the three months ended March 31, 2009, compared to (3.0)% for the three months ended March 31, 2008. Our common stock and convertible bond portfolios returned (7.1)% and (3.1)% for the three months ended March 31, 2009 and 2008, respectively, or 3.9 percentage points worse and 6.3 percentage points better, respectively, than the Standard & Poor’s 500 Index (S&P 500) benchmark. We recorded $38.9 million in net realized losses in the three months ended March 31, 2009, which included $31.2 million of net realized losses on the sales of common stock and convertible bond investment resulting from the reduction in the size of the equity portfolio discussed previously. Our other investment portfolio returned 1.9% for the three months ended March 31, 2009, compared to (2.8)% for the three months ended March 31, 2008.

Fair Value Considerations

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). The Statement establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in SFAS 157 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

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

As of both March 31, 2009 and December 31, 2008, approximately 92% of the investment portfolio recorded at fair value was priced based upon observable inputs.

As of both March 31, 2009 and December 31, 2008, other investments represented approximately 5% of the investment portfolio recorded at fair value. At March 31, 2009 and December 31, 2008, we did not adjust the net asset values used to determine the fair value.

The fair value measurements at March 31, 2009 and December 31, 2008 for assets for which we adopted SFAS 159 and any related Level 3 inputs are as follows:

	Fair value at March 31, 2009	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments	$2,479.5	$92.0	3.7%
Common equity securities	103.3	26.4	25.6
Convertible bonds	206.2	0.5	0.2
Short-term investments	802.5	—	—
Other investments	189.3	189.3	100.0
Total SFAS 159 assets	$3,780.8	$308.2	8.2%

	Fair value at December 31, 2008	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments	$2,134.8	$79.3	3.7%
Common equity securities	276.7	26.2	9.5
Convertible bonds	241.2	—	—
Short-term investments	962.2	—	—
Other investments	196.6	196.6	100.0
Total SFAS 159 assets	$3,811.5	$302.1	7.9%

The changes in Level 3 fair value measurements for the three months ended March 31, 2009 and 2008 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2009	$79.3	$26.2	$—	$196.6	$302.1
Total realized and unrealized gains (losses)	(1.0)	0.2	—	(4.6)	(5.4)
Purchases and sales, net	5.6	—	0.5	(2.7)	3.4
Transfers in (out) of Level 3, net	8.1	—	—	—	8.1
Balance at March 31, 2009	$92.0	$26.4	$0.5	$189.3	$308.2

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2008	$169.2	$70.3	$19.3	$348.6	$607.4
Total realized and unrealized gains (losses)	(4.6)	0.3	—	(9.9)	(14.2)
Purchases and sales, net	—	—	—	0.1	0.1
Transfers in (out) of Level 3, net	(53.5)	(36.3)	(17.1)	—	(106.9)
Balance at March 31, 2008	$111.1	$34.3	$2.2	$338.8	$486.4

There were no significant transfers in (out) of Level 3 during the three months ended March 31, 2009. The majority of the transfers out of Level 3 within fixed maturity investments during the three months ended March 31, 2008 represent securities for which observable inputs were unavailable as of December 31, 2007 mainly because the securities were relatively new issuances and/or limited market data was available. Such securities were manually priced using a combination of market inputs such as benchmark interest rates, market comparables and/or broker quotes. With respect to common equity securities, as a result of efforts to adopt SFAS 157 and 159, we were able to obtain additional information on the underlying common equity securities for a limited partnership that we consolidate in our financial statements. These common equity securities which are priced based on quoted prices were transferred out of Level 3 into Level 1 during the three months ended March 31, 2008. During the three months ended March 31, 2008, there were no material assets transferred into Level 3.

In addition to the investment portfolio described above, we have $19.6 million and $20.2 million, respectively, of liabilities recorded at fair value in accordance with SFAS 157 and included in other liabilities as of March 31, 2009 and December 31, 2008. These liabilities relate to securities that have been sold short by a limited partnership that we invest in and are required to consolidate under GAAP. All of the liabilities included in the $19.6 million and $20.2 million, respectively, have been deemed to have a Level 1 designation as of March 31, 2009 and December 31, 2008.

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

We purchase commercial and residential mortgage-backed securities to maximize our fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. We are not an originator of residential mortgage loans and did not hold any mortgage-backed securities categorized as sub-prime as of March 31, 2009. In addition, our investments in limited partnerships, hedge funds and private equity interests contain negligible amounts of sub-prime mortgage-backed securities as of March 31, 2009. We consider sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., we consider investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage-backed securities that we categorize as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of March 31, 2009, $7.0 million of our mortgage-backed securities were classified as non-prime. All of these non-prime securities have the highest rating ascribed by Moody’s Investors Service, Inc. (Moody’s) (“Aaa”) or Standard & Poor’s Rating Service (Standard &

Poor’s) (“AAA”). We did not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

Our investments in asset-backed securities are generally valued using matrix and other pricing models. Key inputs in a typical valuation are benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. At March 31, 2009, the market for our investments in asset-backed securities remained active and, accordingly, we did not adjust the fair value estimates for the effect of illiquidity.

The following table summarizes the carrying value of our mortgage-backed and other asset-backed securities holdings as of March 31, 2009 and December 31, 2008:

	As of March 31,	As of December 31
	2009 (4)	2008
	($ in millions)
Mortgage-backed securities:
Agency (1)
GNMA	$392.2	$367.3
FNMA	20.9	28.5
FHLMC	77.7	84.9
Non-agency:
Residential	61.7	111.9
Commercial	139.0	126.8
Total mortgage-backed securities (2)	691.5	719.4
Other asset-backed securities:
Credit card	33.4	39.5
Auto	9.0	—
Other	0.9	—
Total other asset-backed securities	43.3	39.5
Total asset-backed securities (3)	$734.8	$758.9

(1)   Represents publicly-traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government.

(2)   Approximately 97% of our mortgage-backed securities as of March 31, 2009 and December 31, 2008 have the highest ratings ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”).

(3)   Of our total asset-backed securities, approximately 96% and 97% as of March 31, 2009 and December 31, 2008, respectively, have the highest ratings ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”).

(4)   Asset-backed securities as of March 31, 2009 include $11.1 million of assets in the segregated account related to the securities lending program. See Note 5 of the accompanying consolidated financial statements.

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

Adjusted book value per share is a non-GAAP financial measure which is derived by excluding the impact of economically defeasing the Company’s mandatorily redeemable preferred stock from book value per share, the most closely comparable GAAP measure. For the reason stated above, OneBeacon believes that adjusted book value per share is a useful supplement to understanding the Company’s earnings and profitability. The reconciliation of book value per share to adjusted book value per share is included on page 23.

Adjusted OneBeacon’s shareholders’ equity, which is used in calculating adjusted book value per share (a non-GAAP financial measure described above), is derived by excluding the impact of economically defeasing the Company’s mandatorily redeemable preferred stock from OneBeacon’s shareholders’ equity, the most closely comparable GAAP measure. The reconciliation of OneBeacon’s shareholders’ equity to adjusted OneBeacon’s shareholders’ equity is included on page 23.

Liquidity and Capital Resources

Operating cash and short-term investments

Our sources and uses of cash are as follows:

Holding company level. The primary sources of cash for OneBeacon Insurance Group, Ltd. and certain of our intermediate holding companies are expected to be dividends and tax sharing payments received from our insurance operating subsidiaries, capital raising activities and net investment income and proceeds from sales and maturities of holding company investments. The primary uses of cash are expected to be share repurchases, interest payments on our debt obligations, repurchases of debt, dividend payments on our common shares, purchases of investments, payments made to tax authorities, contributions to subsidiaries and holding company operating expenses.

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

Financial Markets

During the first quarter of 2009 and later half of 2008, there were significant declines and high volatility in the equity markets, a lack of liquidity in the credit markets and a widening of credit spreads on debt securities. These factors had a significant adverse effect on the performance of our investment portfolio.

Securities Lending

We participate in a securities lending program as a mechanism for generating additional investment income on our fixed maturity and common equity portfolios. Under the securities lending arrangements, certain of our fixed maturity and common equity investments are loaned to other institutions for short periods of time through a lending agent. We maintain control over the securities we lend, retain the earnings and cash flows associated with the loaned securities and receive a fee from the borrower for the temporary use of the asset. Collateral, in the form of cash and United States government securities, is required at a rate of 102% of the fair value of the loaned securities. An indemnification agreement with the lending agent protects us in the event a borrower becomes insolvent or fails to return any of the securities on loan. In the event of a shortfall in the collateral amount required to be returned to the securities lending counterparty (e.g., as a result of investment losses), we are obligated to make up any deficiency.

In February 2009, we amended the terms of the securities lending program to give us more control over the investment of borrowers’ collateral and to separate the assets supporting that collateral into a segregated account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral as well as the reinvestment of cash were narrowed to permit investment in only cash equivalent securities, (ii) we have the authority to direct the lending agent to both sell specific collateral securities in the segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) we and the lending agent agreed to manage the securities lending program toward an orderly wind-down, which we believe will be completed over an approximately 1 to 2 year period.

As a result of this amendment, the securities lending program is now recorded with assets in the segregated account included within our investment securities. Accordingly, purchases and sales of invested assets held in the segregated account as well as changes in the payable to the borrower for the return of collateral are reflected in the investing and financing sections of the cash flow statement commencing with the three months ended March 31, 2009. Prior to February 2009, the collateral was controlled by the lending agent. The lending agent managed the investment of the cash collateral, however, other than in the event of default by the borrower, this collateral was not available to us and was remitted to the borrower by the lending agent upon the return of the loaned securities. Because of these restrictions, we considered our securities lending activities to be non-cash transactions. The fair value of the securities lending collateral was recorded as both an asset and liability on the balance sheet.

As of March 31, 2009, we had $48.6 million in securities on loan. Collateral supporting the securities on loan was valued at $46.9 million; $44.7 million is included in fixed maturity investments and $2.2 million is included in short-term investments. For the three months ended March 31, 2009, the net impact of the securities lending program was a net unrealized gain of $3.2 million recognized in net realized and unrealized investment losses. At December 31, 2008, prior to the amendment of the terms of the securities lending program, the total market value of our securities on loan was $107.7 million with a corresponding collateral of $100.7 million.

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on 2008 statutory surplus of $1.4 billion, our top tier regulated insurance operating subsidiaries have the ability to pay approximately $136 million of dividends during 2009, subject to the availability of unassigned funds. As of December 31, 2008, OneBeacon’s top tier regulated insurance operating subsidiaries had $0.9 billion of unassigned funds. As of March 31, 2009, we had approximately $151.8 million of unrestricted net cash and fixed maturity investments outside of our regulated insurance operating subsidiaries.

During the three months ended March 31, 2009, OneBeacon’s regulated operating subsidiaries paid no dividends to OneBeacon Insurance Group LLC.

Economic Defeasance

In connection with our initial public offering, two of our subsidiaries, OBH and OBEH, each established an irrevocable grantor trust. The assets of each trust were solely dedicated to the satisfaction of the payment of dividends and redemption amounts on, respectively, the $300 million liquidation preference of OBH’s Berkshire Preferred Stock and $20 million liquidation preference of Zenith Insurance Company Preferred Stock (Zenith Preferred Stock). OBH and OBEH funded their respective trusts with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government-sponsored enterprises. The scheduled interest and principal payments were sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock and the Zenith Preferred Stock. The creation and funding of the trusts did not legally defease the preferred stock nor create any additional rights for the holders of the preferred stock either in the trust or otherwise, although the assets in the trusts were segregated from OBH’s and OBEH’s other general assets and were not available to OBH or OBEH for any use other than the payment of the Berkshire Preferred Stock and the Zenith Preferred Stock. Assets held in one of the trusts were used to redeem the Zenith Preferred Stock in June 2007, while assets held in the other trust were used to redeem the Berkshire Preferred Stock in May 2008. White Mountains Capital, Inc., a subsidiary of White Mountains, served as the trustee for the irrevocable grantor trusts. Pre-tax net investment income earned on these investments totaled $3.7 million for the three months ended March 31, 2008.

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

We calculate our insurance float by taking our net invested assets and subtracting our total capital. The following table illustrates our consolidated insurance float position as of March 31, 2009 and December 31, 2008.

	March 31,		December 31,
	2009		2008
	($ in millions)
Total investments (1)	$3,733.9		$3,811.5
Cash	52.7		53.0
Accounts receivable on unsettled investment sales	12.4		49.0
Accounts payable on unsettled investment purchases	(1.9)		(6.8)
Net invested assets	$3,797.1		$3,906.7
OneBeacon’s shareholders’ equity	$1,169.3		$1,155.1
Debt	719.1		731.9
Total capital	$1,888.4		$1,887.0
Insurance float	$1,908.7		$2,019.7
Insurance float as a multiple of total capital	1.0	x	1.1	x
Net invested assets as a multiple of total capital	2.0	x	2.1	x
Insurance float as a multiple of OneBeacon’s shareholders’ equity	1.6	x	1.7	x
Net invested assets as a multiple of OneBeacon’s shareholders’ equity	3.2	x	3.4	x

(1)   Excludes $46.9 million in investments held as collateral for securities lending. At December 31, 2008, these assets were presented as a separate component of assets. See Note 5 of the accompanying consolidated financial statements.

Financing

The following table summarizes our capital structure as of March 31, 2009 and December 31, 2008:

	As of March 31,	As of December 31,
	2009	2008
	($ in millions)
Senior Notes, carrying value	$664.5	$675.1
Other debt	54.6	56.8
Total debt	719.1	731.9

OneBeacon’s shareholders’ equity	1,169.3	1,155.1
Total capital	$1,888.4	$1,887.0
Ratio of debt to total capital	38.1%	38.8%

We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, given the recent disruptions in the capital markets, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms or at all.

The 5.875% Senior Notes due 2013 of our subsidiary OBH, which we refer to as the Senior Notes, are currently rated “Baa2” (“Medium Grade”, the ninth highest of twenty-one ratings) with a stable outlook by Moody’s, “BBB” (“Adequate”, the ninth highest of twenty-two ratings) with a negative outlook by Standard & Poor’s, “bbb” (“Good”, the ninth highest of twenty-two ratings) with a stable outlook by A.M. Best Company, Inc. and “BBB” (“Good”, the ninth highest of twenty-three ratings) with a negative outlook by Fitch, Inc. During the three months ended March 31, 2009, we repurchased $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain on extinguishment of debt. During the three months ended September 30, 2008, we repurchased $24.0 million of the outstanding Senior Notes for $22.3 million which resulted in a $1.6 million gain on extinguishment of debt.

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

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, OBH and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limits the ability of OBH and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At March 31, 2009, OBH was in compliance with all of the covenants under the Senior Notes.

The indenture also contains a cross default provision which provides that if White Mountains as guarantor has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, the default provisions under the indenture to the Senior Notes will be triggered. White Mountains has a revolving credit facility which provides for borrowing up to a maximum of $442 million and which contains restrictive financial covenants. As of March 31, 2009, White Mountains had drawn $200 million under the facility. Refer to “Note 18. Related Party Disclosures” of the Company’s 2008 Annual Report on Form 10-K.

In connection with our December 2005 purchase of land and an office building in Canton, Massachusetts, which is now our U.S. headquarters, we entered into a $40.8 million, 18-year mortgage note to fund renovations. As of March 31, 2009, we had fully drawn on the facility. Repayment on the mortgage note commenced in January 2009. During the three months ended March 31, 2009, we repaid $0.2 million of principal in accordance with the terms of the mortgage note.

Share Repurchase Program

On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon’s Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the three months ended March 31, 2009, we repurchased no shares. During the three months ended March 31, 2008, we repurchased and retired 2.5 million of our Class A common shares for $52.8 million

Cash Flows

Detailed information concerning our cash flows for the three months ended March 31, 2009 and 2008 follows:

For the three months ended March 31, 2009

Financing and Other Capital Activities

During the first quarter of 2009, we declared and paid $20.0 million in cash dividends to holders of OneBeacon’s common shares.

During the first quarter of 2009, we paid a total of $0.8 million in interest and repaid a total of $2.2 million in principal on our debt obligations.

During the first quarter of 2009, we repurchased a portion of the Senior Notes for $8.1 million.

Other Liquidity and Capital Resource Activities

During the first quarter of 2009, we made payments with respect to our long-term incentive compensation plans totaling $27.3 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 137,400 performance shares and 148,422 performance units for various performance cycles.

For the three months ended March 31, 2008

Financing and Other Capital Activities

During the first quarter of 2008, we declared and paid $215.5 million in cash dividends to holders of OneBeacon’s common shares, including $195.3 million on a special dividend and $20.2 million on quarterly dividends.

During the first quarter of 2008, we repurchased and retired 2.5 million of OneBeacon’s Class A common shares for $52.8 million through our share repurchase program.

During the first quarter of 2008, we paid a total of $0.8 million in interest and repaid a total of $2.0 million in principal on our debt obligations.

Acquisitions and Dispositions

During the first quarter of 2008, we sold one of our inactive licensed subsidiaries, MWIC, for $4.2 million in cash.

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

Critical Accounting Estimates

Refer to the Company’s 2008 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of March 31, 2009, there were no material changes to our critical accounting estimates.

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

•  expansion and growth of our business and operations; and

•  future capital expenditures.

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•       the risks associated with Item 1A of the Company’s 2008 Annual Report on Form 10-K and in Item 1A of this Form 10-Q;

•       recorded loss and loss adjustment expense reserves subsequently proving to have been inadequate;

•       claims arising from catastrophic events, such as hurricanes, windstorms, earthquakes, floods, fires, explosions, terrorist attacks or severe winter weather;

•       the continued availability and cost of reinsurance;

•       competitive forces, including the conduct of other property and casualty insurers and agents;

•       changes in domestic or foreign laws or regulations, or their interpretation, applicable to us, our competitors, our agents or our customers;

•       the continued availability of capital and financing;

•       general economic, market or business conditions;

•       an economic downturn or other economic conditions adversely affecting our financial position, including stock market volatility;

•       business opportunities (or lack thereof) that may be presented to us and pursued;

•       actions taken by rating agencies from time to time, such as financial strength or credit rating downgrades or placing ratings on negative watch; and

•       other factors, most of which are beyond our control.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our 2008 Annual Report on Form 10-K and in particular item 7A — “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2009, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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

The CEO and CFO of the Company (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2009.

PART II.        OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Company from time to time is involved in various routine legal proceedings.  We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.       RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2008 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2009, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2007, the Company’s board of directors authorized the Company to repurchase up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the three months ended March 31, 2009, no shares were repurchased.

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

OneBeacon Insurance Group, Ltd.

By:	/s/ Paul H. McDonough
Paul H. McDonough
Date: May 1, 2009	Chief Financial Officer