Form 10-Q
period 2009-06-30
OneBeacon Insurance Group, Ltd.
filed 2009-07-31
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒

As of July 29, 2009, 23,366,312 Class A common shares, par value of $0.01 per share, and 71,754,738 Class B common shares, par value of $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	($ in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value (amortized cost $2,710.1 and $2,246.4)	$2,745.2	$2,134.8
Common equity securities, at fair value (cost $55.1 and $284.6)	58.0	276.7
Convertible bonds, at fair value (amortized cost $231.8 and $255.0)	225.5	241.2
Short-term investments, at amortized cost (which approximates fair value)	553.0	962.2
Other investments, at fair value (cost $158.1 and $178.6)	189.4	196.6
Total investments	3,771.1	3,811.5
Cash	50.0	53.0
Reinsurance recoverable on unpaid losses	723.9	859.4
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,577.3	1,643.9
Reinsurance recoverable on paid losses	22.0	21.7
Premiums receivable	552.2	527.6
Securities lending collateral	—	100.7
Deferred acquisition costs	222.8	225.5
Net deferred tax asset	136.2	252.7
Investment income accrued	30.7	25.7
Ceded unearned premiums	65.2	66.5
Accounts receivable on unsettled investment sales	4.0	49.0
Other assets	339.0	303.6
Total assets	$7,494.4	$7,940.8
Liabilities
Loss and LAE reserves	$4,060.5	$4,294.0
Unearned premiums	1,076.1	1,088.2
Debt	641.3	731.9
Securities lending payable	1.7	107.7
Ceded reinsurance payable	52.6	70.5
Accounts payable on unsettled investment purchases	1.1	6.8
Other liabilities	355.7	469.4
Total liabilities	6,189.0	6,768.5
Shareholders’ equity and noncontrolling interests
OneBeacon’s shareholders’ equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,121,050 and 95,094,199 shares)	1,017.6	1,016.7
Retained earnings	284.5	163.4
Accumulated other comprehensive loss, after-tax:
Net unrealized foreign currency translation losses	(0.6)	(0.6)
Other comprehensive loss items	(17.1)	(24.4)
Total OneBeacon’s shareholders’ equity	1,284.4	1,155.1
Total noncontrolling interests	21.0	17.2
Total OneBeacon’s shareholders’ equity and noncontrolling interests	1,305.4	1,172.3
Total liabilities, OneBeacon’s shareholders’ equity and noncontrolling interests	$7,494.4	$7,940.8

See Notes to Consolidated Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	($ in millions, except per share amounts)
Revenues
Earned premiums	$490.2	$463.8	$978.0	$919.1
Net investment income	36.1	44.6	58.0	94.7
Net realized and unrealized investment gains (losses)	127.4	(2.6)	121.5	(58.0)
Net other revenues	1.1	2.6	10.5	6.2
Total revenues	654.8	508.4	1,168.0	962.0
Expenses
Loss and LAE	275.7	274.4	563.7	575.3
Policy acquisition expenses	97.0	84.3	192.9	169.0
Other underwriting expenses	84.3	79.2	157.0	149.3
General and administrative expenses	6.5	4.5	12.0	7.4
Accretion of fair value adjustment to loss and LAE reserves	1.3	3.0	2.7	6.0
Interest expense on debt	10.1	11.4	21.0	22.9
Interest expense—dividends on preferred stock subject to mandatory redemption	—	4.7	—	11.8
Interest expense—accretion on preferred stock subject to mandatory redemption	—	11.1	—	21.6
Total expenses	474.9	472.6	949.3	963.3
Pre-tax income (loss)	179.9	35.8	218.7	(1.3)
Income tax (expense) benefit	(51.0)	(11.0)	(56.5)	2.9
Net income including noncontrolling interests	128.9	24.8	162.2	1.6
Less: Net income attributable to noncontrolling interests	(0.7)	(1.0)	(1.2)	(2.1)
Net income (loss) attributable to OneBeacon’s shareholders	128.2	23.8	161.0	(0.5)
Change in other comprehensive income and loss items	6.2	1.2	7.3	—
Comprehensive net income (loss) attributable to OneBeacon’s shareholders	$134.4	$25.0	$168.3	$(0.5)

Basic and diluted earnings (loss) per share attributable to OneBeacon’s shareholders
Basic:
Net income (loss) attributable to OneBeacon’s shareholders	$1.35	$0.25	$1.69	$(0.01)
Diluted:
Net income (loss) attributable to OneBeacon’s shareholders	$1.35	$0.25	$1.69	$(0.01)

Dividends declared and paid per share	$0.21	$0.21	$0.42	$2.45

See Notes to Consolidated Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	OneBeacon’s Shareholders’ Equity
	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive (loss) income, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2009	$1,155.1	$1,016.7	$163.4	$(25.0)	$17.2
Net income	161.0	—	161.0	—	1.2
Accrued option expense	0.6	0.6	—	—	—
Issuance of common shares	0.3	0.3	—	—	—
Repurchases and retirements of common shares	—	—	—	—	0.3
Dividends	(39.9)	—	(39.9)	—	(0.6)
Contributions	—	—	—	—	2.9
Other comprehensive income, after tax	7.3	—	—	7.3	—
Balances at June 30, 2009	$1,284.4	$1,017.6	$284.5	$(17.7)	$21.0

	OneBeacon’s Shareholders’ Equity
	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss), after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2008	$1,906.5	$1,084.4	$641.0	$181.1	$21.3
Adjustment to adopt SFAS No. 159, after tax	—	—	180.6	(180.6)	—
Net (loss) income	(0.5)	—	(0.5)	—	2.1
Accrued option expense	0.8	0.8	—	—	—
Repurchases and retirements of common shares	(62.2)	(62.2)	—	—	0.3
Dividends	(235.5)	—	(235.5)	—	(0.6)
Contributions	—	—	—	—	0.8
Other comprehensive income, after tax	—	—	—	—	—
Balances at June 30, 2008	$1,609.1	$1,023.0	$585.6	$0.5	$23.9

See Notes to Consolidated Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2009	2008
	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$162.2	$1.6
Charges (credits) to reconcile net income to cash flows used for operations:
Net realized and unrealized investment (gains) losses	(121.5)	58.0
Net realized gains from sale of common stock of subsidiary	—	(1.0)
Net realized loss on settlement of interest rate swap	7.4	—
Net other realized gains	(4.4)	—
Dividends paid on mandatorily redeemable preferred stock of subsidiary	—	11.8
Deferred income tax expense (benefit)	112.6	(31.5)
Other operating items:
Net change in loss and LAE reserves	(233.5)	(54.8)
Net change in unearned premiums	(12.1)	44.4
Net change in ceded reinsurance payable	(17.9)	(4.5)
Net change in premiums receivable	(24.6)	(62.3)
Net change in reinsurance recoverable on paid and unpaid losses	201.8	57.4
Net change in other assets and liabilities	(129.3)	(118.6)
Net cash used for operations	(59.3)	(99.5)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	410.6	(88.7)
Purchases of short-term held-to-maturity investments	—	(7.1)
Maturities of fixed maturity investments	189.9	481.9
Maturities of fixed maturity investments held-to-maturity	—	312.6
Sales of fixed maturity investments	389.2	586.3
Sales of common equity securities	212.8	135.5
Sales of convertible bonds	96.8	126.2
Distributions and redemptions of other investments	14.2	18.9
Purchases of fixed maturity investments	(1,073.2)	(611.1)
Purchases of common equity securities	(16.2)	(74.3)
Purchases of convertible bonds	(71.6)	(215.7)
Contributions for other investments	(3.8)	(20.6)
Sale of common stock of subsidiary, net of sales costs	—	4.2
Net change in unsettled investment purchases and sales	39.3	63.1
Net acquisitions of property and equipment	1.7	(0.1)
Net cash provided from investing activities	189.7	711.1
Cash flows from financing activities:
Repayment of debt	(42.8)	(2.0)
Settlement of interest rate swap	(7.4)	—
Repurchases of debt	(43.3)	—
Cash dividends paid to common shareholders	(39.9)	(235.5)
Repurchases and retirements of Class A common shares	—	(62.2)
Redemption of mandatorily redeemable preferred stock of subsidiary	—	(300.0)
Dividends paid on mandatorily redeemable preferred stock of subsidiary	—	(11.8)
Net cash used for financing activities	(133.4)	(611.5)
Net (decrease) increase in cash during period	(3.0)	0.1
Cash balance at beginning of period	53.0	49.4
Cash balance at end of period	$50.0	$49.5

Supplemental cash flows information:
Interest paid	$28.6	$22.2
Net tax payments to national governments	13.5	45.9

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements include the accounts of OneBeacon Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries (collectively, “OneBeacon”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The OneBeacon operating companies are U.S.-based property and casualty insurance writers, most of which operate in a multi-company pool. OneBeacon offers a wide range of specialty, commercial and personal products and services sold primarily through select independent agencies, brokers and managing general agencies.

OneBeacon was acquired by White Mountains Insurance Group, Ltd. (“White Mountains”) from Aviva plc (“Aviva”, formerly CGNU) in 2001 (the “OneBeacon Acquisition”). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company’s common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of June 30, 2009 and December 31, 2008, White Mountains owned 75.4% and 75.5%, respectively, of the Company’s common shares. Within this report, the term “OneBeacon” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a Bermuda exempted limited company with its headquarters located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company’s principal executive office is located at 601 Carlson Parkway, Minnetonka, Minnesota 55305, its U.S. headquarters are located at 1 Beacon Lane, Canton, Massachusetts 02021 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. OneBeacon’s reportable segments are Insurance Operations and Other Operations, as defined below.

OneBeacon’s Insurance Operations segment, formerly known as Primary Insurance Operations, includes the results of its insurance operations. OneBeacon’s Other Operations segment consists of the Company and its intermediate holding companies which include OneBeacon U.S. Enterprises Holdings, Inc. and OneBeacon U.S. Holdings, Inc. (“OBH”), both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda.

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

Derivatives and Hedging Activities

On January 1, 2009, OneBeacon adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires companies that use derivatives to disclose the following:  objectives and strategies for using derivative instruments in terms of underlying risk and accounting designation; the fair values of derivative instruments and their gains and losses in a tabular format; and information about credit-risk-related contingent features. The adoption of SFAS 161 had no impact on OneBeacon’s financial position or results of operations. See Note 6 for disclosures related to OneBeacon’s interest rate swap.

Participating Securities Granted in Share-Based Payment Transactions

On January 1, 2009, OneBeacon adopted FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions should be considered participating securities prior to vesting. The FSP requires that such instruments that hold unforfeitable rights to dividends or dividend equivalents, regardless of whether paid or unpaid, should be considered participating securities and accordingly should be included in the calculation of earnings per share under the two-class method instead of the treasury stock method. Unvested restricted stock issued under employee incentive compensation plans containing such dividend participation features would be considered participating securities. None of OneBeacon’s share-based payment transactions include participating securities. This FSP did not impact OneBeacon’s earnings per share calculation. See Note 12 for the calculation of earnings per share.

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

Other-Than-Temporary Impairments

On June 30, 2009, OneBeacon adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) which amends the guidance for other-than temporary impairments for debt securities classified as held-to-maturity or available-for-sale. FSP FAS 115-2 and FAS 124-2 requires that in evaluating if an impairment of a debt security is other-than-temporary, the entity is to assess whether it has the intent to sell the security or if it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered to be impaired. The portion of the impairment loss related to a credit loss is to be recognized in earnings. The portion of the impairment loss related to factors other than credit loss is recognized in other comprehensive income. Upon adoption of FSP FAS 115-2 and FAS 124-2, a cumulative effect adjustment to the opening balance of retained earnings shall be recorded with a corresponding adjustment to accumulated other comprehensive income.

OneBeacon accounts for its investments in debt securities under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and accordingly, all changes in the fair value of its debt securities are recognized in revenues regardless of whether or not such changes in fair value represent a temporary or other-than-temporary decline in value. Accordingly, the adoption of FSP FAS 115-2 and FAS 124-2 had no effect on OneBeacon’s method of accounting for its portfolio of investment securities.

Determining Fair Values in an Inactive Market and Distressed Transactions

On June 30, 2009, OneBeacon adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provides guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. Factors to consider include few recent transactions, price quotations that are not based on current information or which vary substantially over time or among market makers, a significant increase in implied liquidity risk premiums, yields, or performance indicators, a wide bid-ask spread, a significant decline or absence of a market for new issuances or limited information released publicly. A reporting entity should evaluate whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal activity for the asset or liability or similar assets or liabilities. If the reporting entity concludes that there has been a significant decrease in the volume and level of activity, transactions or quoted prices may not be determinative of fair value. Further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. In addition, FSP FAS 157-4 expands interim disclosures to require a description of the inputs and valuation techniques used to estimate fair value and a discussion of changes during the period. The adoption of FSP FAS 157-4 had no material impact on OneBeacon’s financial position or results of operations.

Interim Fair Value Disclosures

On June 30, 2009, OneBeacon adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting”. Under FSP FAS 107-1 and APB 28-1, a publicly traded company shall disclose in the body or the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for its annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value. An entity shall also disclose the method(s) and significant assumptions used to estimate the fair value of the financial instruments and any changes in the method(s) and significant assumptions, if any, during the period. OneBeacon carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rated, long-term indebtedness. See Note 11 for required disclosures.

Subsequent Events

On June 30, 2009, OneBeacon adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) which establishes principles and requirements for subsequent events. SFAS 165 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements. Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading. SFAS 165 requires disclosure of the date through which subsequent events have been evaluated. For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made. The adoption of SFAS 165 had no impact on the recognition or disclosure of subsequent events. OneBeacon evaluates subsequent events through the date it files its Quarterly Report on Form 10-Q with the Securities and Exchange Commission (SEC). For the period ended June 30, 2009, this date was July 31, 2009.

Recent Accounting Pronouncements

Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP requires additional disclosures regarding plan assets of a defined benefit pension or other postretirement plan. The disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This FSP is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. OneBeacon is currently evaluating the potential impact of adopting this FSP.

Transfers of Financial Assets and Amendments to FIN 46R

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”) and SFAS No. 167, “Amendments to FIN46(R)” (“SFAS 167”). SFAS 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”) and accordingly, any existing QSPE must be evaluated for consolidation upon adoption of SFAS 166. Under SFAS 166, the appropriateness of derecognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets. The evaluation must consider any continuing involvement by the transferor. SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”) to require a reporting entity to perform an analysis to determine if its variable interests or interests give it a controlling financial interest in a variable interest entity (“VIE”). The analysis required under SFAS 167 identifies the primary beneficiary of a VIE as the entity having both of the following:

•             The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and

•             The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

In addition, a reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance. The concept of a reconsideration event is retained in SFAS 167, however it amends FIN 46R to require ongoing reassessments of whether a reporting entity is the primary beneficiary of a VIE. Specifically, the list of reconsideration events includes a change in facts and circumstances where the holders of an equity investment at risk as a group lose the power from voting or similar rights to direct the activities of the entity that most significantly affect the entity’s economic performance. In addition, a troubled debt-restructuring is now defined as reconsideration event. Both statements expand required disclosures and are effective as of the beginning of the first annual reporting period that begins after November 15, 2009. OneBeacon is currently evaluating the potential impact of adopting SFAS 166 and SFAS 167.

Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) which establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. At that date, all then-existing non-SEC accounting and reporting standards will be superseded by the Codification. OneBeacon will adopt SFAS 168 for the interim period ending September 30, 2009. Adoption is not expected to have any effect on OneBeacon’s accounting policies or financial statement presentation. However, since the Codification will change the basis for reference to authoritative GAAP guidance, OneBeacon’s note disclosures that reference such guidance will change to reflect the references under Codification upon adoption.

NOTE 2. Acquisitions and Dispositions

During the first six months of 2009, there were no acquisitions or dispositions. During the first quarter of 2008, OneBeacon sold one of its inactive licensed subsidiaries, Midwestern Insurance Company, to National Guaranty Insurance Company for $4.2 million in cash and recorded a pre-tax gain of $1.0 million through net other revenues.

NOTE 3. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of OneBeacon’s insurance subsidiaries for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in millions)
Gross beginning balance	$4,211.2	$4,460.4	$4,294.0	$4,480.3
Less beginning reinsurance recoverable on unpaid losses	(2,440.9)	(2,601.3)	(2,503.3)	(2,629.5)
Net loss and LAE reserves	1,770.3	1,859.1	1,790.7	1,850.8
Loss and LAE incurred relating to:
Current year losses	293.5	274.0	596.3	587.5
Prior year losses	(17.8)	0.4	(32.6)	(12.2)
Total incurred loss and LAE	275.7	274.4	563.7	575.3
Accretion of fair value adjustment to net loss and LAE reserves	1.3	3.0	2.7	6.0
Loss and LAE paid relating to:
Current year losses	(113.0)	(117.9)	(189.3)	(186.0)
Prior year losses	(175.0)	(165.0)	(408.5)	(392.5)
Total loss and LAE payments	(288.0)	(282.9)	(597.8)	(578.5)
Net ending balance	1,759.3	1,853.6	1,759.3	1,853.6
Plus ending reinsurance recoverable on unpaid losses	2,301.2	2,571.9	2,301.2	2,571.9
Gross ending balance	$4,060.5	$4,425.5	$4,060.5	$4,425.5

During the three months ended June 30, 2009, OneBeacon experienced $17.8 million of favorable loss and LAE reserve development primarily due to lower than expected severity on non-catastrophe losses related to professional liability in specialty lines and commercial multi-peril in commercial lines. During the three months ended June 30, 2008, OneBeacon experienced $0.4 million of adverse loss and LAE reserve development primarily related to adverse loss reserve development at AutoOne Insurance (“AutoOne”) and in run-off, offset by favorable loss reserve development due to lower than expected severity on non-catastrophe losses primarily related to professional liability in specialty lines and package business in commercial lines.

During the six months ended June 30, 2009, OneBeacon experienced $32.6 million of favorable loss and LAE reserve development primarily due to lower than expected severity on non-catastrophe losses related to professional liability in specialty lines and commercial multi-peril in commercial lines, partially offset by adverse loss reserve development primarily related to New York personal injury protection litigation at AutoOne. During the six months ended June 30, 2008, OneBeacon experienced $12.2 million of favorable loss and LAE reserve development due to lower than expected severity on non-catastrophe losses and favorable loss reserve development on a prior accident year catastrophe. The favorable non-catastrophe loss reserve development was primarily related to professional liability in specialty lines and package business in commercial lines partially offset by adverse loss reserve development at AutoOne and in run-off.

In connection with purchase accounting for the OneBeacon Acquisition, loss and LAE reserves and the related reinsurance recoverables were adjusted to fair value on the balance sheets. The net reduction to loss and LAE reserves is being accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, OneBeacon recognized $1.3 million and $2.7 million of such charges for the three and six months ended June 30, 2009, respectively, and $3.0 million and $6.0 million of such charges for the three and six months ended June 30, 2008, respectively. As of June 30, 2009, the outstanding pre-tax unaccreted adjustment was $2.7 million.

NOTE 4. Reinsurance

In the normal course of business, OneBeacon’s insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. OneBeacon remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.

Effective July 1, 2009, OneBeacon renewed its property catastrophe reinsurance program through June 30, 2010. The program provides coverage for OneBeacon’s personal and commercial property business as well as certain acts of terrorism. Under the program, the first $100 million of losses resulting from any single catastrophe are retained and the next $750 million of losses resulting from the catastrophe are reinsured. Any loss above $850 million would be retained. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

OneBeacon entered into a 30% quota share agreement with a group of reinsurers effective from January 1, 2009 through December 31, 2009. During the three and six months ended June 30, 2009, OneBeacon ceded $16.4 million and $30.0 million, respectively, of written premiums from its Northeast homeowners business written through OneBeacon Insurance Company (“OBIC”) and its subsidiary companies, along with Adirondack Insurance Exchange and New Jersey Skylands Insurance Association in New York and New Jersey, respectively.

At June 30, 2009, OneBeacon had $22.0 million of reinsurance recoverables on paid losses and $2,499.0 million (gross of $197.8 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Reinsurance contracts do not relieve OneBeacon of its primary obligation to its insureds.  Therefore, collectibility of balances due from its reinsurers is critical to OneBeacon’s financial strength. OneBeacon is selective in regard to its reinsurers, principally placing reinsurance with those reinsurers with strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers for its insurance operations, excluding industry pools and associations and affiliates of OneBeacon, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best Company, Inc. (“A.M. Best”) ratings.

($ in millions)	Balance at June 30, 2009	% of total	A.M. Best Rating (1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,897.5	75%	A	++
QBE Insurance Corporation	42.1	2%	A
Munich Reinsurance America	40.6	2%	A	+
Tokio Marine and Nichido Fire (3)	35.0	1%	A	++
Swiss Re	20.8	1%	A

(1)

A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(2)

Includes $320.2 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. OneBeacon also has an additional $183.3 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)

Excludes $40.6 million of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. OneBeacon estimates that on an incurred basis it has used approximately $2.2 billion of the coverage provided by NICO at June 30, 2009. Since entering into the NICO Cover, $53.1 million of the $2.2 billion of utilized coverage relates to uncollectible Third Party Recoverables. Net losses paid totaled approximately $1.2 billion as of June 30, 2009. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $320.2 million of protection remaining under the NICO Cover.

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

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of June 30, 2009 and December 31, 2008.

Other investments include hedge funds and private equity funds. Upon adoption of SFAS 159, OneBeacon measures its investments in hedge funds and private equity funds at fair value with changes therein reported in revenues on a pre-tax basis.

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

In February 2009, OneBeacon amended the terms of the securities lending program to give it more control over the investment of borrowers’ collateral and to separate the assets supporting that collateral into a segregated account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral as well as the reinvestment of cash were narrowed to permit investment in only cash equivalent securities, (ii) OneBeacon has the authority to direct the lending agent to both sell specific collateral securities in the segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) OneBeacon and the lending agent agreed to manage the securities lending program toward an orderly wind-down. In May 2009, OneBeacon instructed the lending agent not to make any additional loans of securities and to recall all of the securities on loan and fund the return of collateral to the borrower. As of June 30, 2009, $1.7 million in collateral had not been returned to the borrower.

Prior to February 2009, the collateral was controlled by the lending agent. The lending agent managed the investment of the cash collateral, however, other than in the event of default by the borrower, this collateral was not available to OneBeacon and was remitted to the borrower by the lending agent upon the return of the loaned securities. Because of these restrictions, OneBeacon considered its securities lending activities to be non-cash transactions. The fair value of the securities lending collateral was recorded as both an asset and liability on the balance sheet. At December 31, 2008, prior to the amendment of the terms of the securities lending program, the total market value of OneBeacon’s securities on loan was $107.7 million with corresponding collateral of $100.7 million. As a result of the actions described above, the securities lending assets are no longer segregated and are included within the investment securities of OneBeacon.

OneBeacon’s net investment income is comprised primarily of interest income associated with OneBeacon’s fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and six months ended June 30, 2009 and 2008 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	($ in millions)
Investment income:
Fixed maturity investments	$35.7	$39.5	$56.7	$82.4
Common equity securities	0.6	4.3	1.0	9.1
Convertible bonds	1.6	1.6	3.1	3.2
Short-term investments	0.4	2.4	2.0	6.0
Other investments	0.7	0.7	1.0	1.2
Gross investment income	39.0	48.5	63.8	101.9
Less investment expenses	(2.9)	(3.9)	(5.8)	(7.2)
Net investment income, pre-tax	$36.1	$44.6	$58.0	$94.7

The composition of net realized investment gains (losses), a component of net realized and unrealized investment gains (losses), consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	($ in millions)
Fixed maturity investments	$(5.5)	$(6.8)	$(23.7)	$(13.5)
Common equity securities	6.6	10.2	(33.0)	14.3
Convertible bonds	1.1	(5.5)	1.8	(1.8)
Short-term investments	—	—	0.1	—
Other investments	(10.8)	0.4	(10.1)	3.0
Net realized investment (losses) gains, pre-tax	$(8.6)	$(1.7)	$(64.9)	$2.0

The net changes in fair value for the three months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30, 2009
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
		($ in millions)
Fixed maturity investments	$97.8	$9.1	$106.9
Common equity securities	1.6	—	1.6
Convertible bonds	9.1	—	9.1
Short-term investments	(0.1)	0.8	0.7
Other investments	17.7	—	17.7
Total	$126.1	$9.9	$136.0

	Three months ended June 30, 2008
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
		($ in millions)
Fixed maturity investments	$(44.2)	$2.5	$(41.7)
Common equity securities	23.0	0.3	23.3
Convertible bonds	(0.2)	—	(0.2)
Short-term investments	—	0.4	0.4
Other investments	17.3	—	17.3
Total	$(4.1)	$3.2	$(0.9)

(1)

Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains’ common control of $0.1 million and $(0.7) million, pre-tax, for the three months ended June 30, 2009 and 2008, respectively.

The net changes in fair value for the six months ended June 30, 2009 and 2008 are as follows:

	Six months ended June 30, 2009
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$131.5	$15.5	$147.0
Common equity securities	10.7	0.1	10.8
Convertible bonds	7.4	—	7.4
Short-term investments	(0.2)	1.0	0.8
Other investments (2)	20.4	—	20.4
Total	$169.8	$16.6	$186.4

	Six months ended June 30, 2008
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$(41.2)	$3.2	$(38.0)
Common equity securities	(12.4)	(0.5)	(12.9)
Convertible bonds	(15.2)	—	(15.2)
Short-term investments	—	1.4	1.4
Other investments	4.7	—	4.7
Total	$(64.1)	$4.1	$(60.0)

(1)

Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains’ common control of $0.3 million and $(1.0) million, pre-tax, for the six months ended June 30, 2009 and 2008, respectively.

(2)	Includes net unrealized gains related to OneBeacon’s securities lending program of $7.0 million, pre-tax, for the six months ended June 30, 2009

The components of OneBeacon’s ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
	($ in millions)
Investment securities:
Gross unrealized investment gains	$128.5	$74.1
Gross unrealized investment losses	(62.3)	(170.6)
Net unrealized gains (losses) from investment securities	66.2	(96.5)
Income taxes attributable to such (gains) losses	(23.2)	33.7
Total net unrealized investment gains (losses), after tax	$43.0	$(62.8)

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon’s fixed maturity investments as of June 30, 2009 and December 31, 2008, were as follows:

	June 30, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$442.5	$11.0	$(0.3)	$—	$453.2
Debt securities issued by industrial corporations	1,294.5	54.0	(15.2)	(3.2)	1,330.1
Municipal obligations	4.9	0.3	—	—	5.2
Asset-backed securities	876.8	12.9	(19.7)	—	870.0
Foreign government obligations	20.6	0.5	(0.6)	—	20.5
Preferred stocks	70.8	0.5	(5.1)	—	66.2
Total fixed maturity investments	$2,710.1	$79.2	$(40.9)	$(3.2)	$2,745.2

	December 31, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$417.3	$5.3	$(13.0)	$—	$409.6
Debt securities issued by industrial corporations	914.9	13.2	(39.2)	(18.7)	870.2
Municipal obligations	4.8	0.2	—	—	5.0
Asset-backed securities	791.9	9.3	(42.3)	—	758.9
Foreign government obligations	46.0	0.4	(7.8)	—	38.6
Preferred stocks	71.5	0.2	(19.2)	—	52.5
Total fixed maturity investments	$2,246.4	$28.6	$(121.5)	$(18.7)	$2,134.8

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon’s common equity securities, convertible bonds and other investments as of June 30, 2009 and December 31, 2008, were as follows:

	June 30, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$55.1	$2.9	$—	$—	$58.0
Convertible bonds	231.8	4.0	(10.3)	—	225.5
Other investments	158.1	42.4	(11.1)	—	189.4

	December 31, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
Common equity securities	$284.6	$6.4	$(14.2)	$(0.1)	$276.7
Convertible bonds	255.0	2.4	(16.2)	—	241.2
Other investments	178.6	36.7	(18.7)	—	196.6

Fair value measurements at June 30, 2009

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

As of both June 30, 2009 and December 31, 2008, approximately 92% of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

Other investments, which are comprised of hedge funds and private equity funds for which the SFAS 159 fair value option has been elected, are carried at fair value based upon OneBeacon’s proportionate interest in the underlying fund’s net asset value, which is deemed to approximate fair value. The fair value of OneBeacon’s investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds’ underlying investments in accordance with SFAS 157. OneBeacon employs a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager. However, since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair values of OneBeacon’s investment in hedge funds and private equity funds have been classified as Level 3 under SFAS 157.

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with SFAS 157.  In circumstances where OneBeacon’s portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with OneBeacon’s investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At June 30, 2009 and December 31, 2008, OneBeacon did not record an adjustment to the net asset value related to its investments in hedge funds or private equity funds.

As of both June 30, 2009 and December 31, 2008, other investments represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of June 30, 2009 and December 31, 2008 were comprised of $117.2 million and $117.3 million, respectively, in hedge funds, $58.1 million and $65.2 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At June 30, 2009 and December 31, 2008, OneBeacon held investments in 19 and 20 hedge funds, respectively, and 17 and 16 private equity funds, respectively. The largest investment in a single fund was $28.6 million and $26.1 million at June 30, 2009 and December 31, 2008, respectively.

The fair value measurements at June 30, 2009 and December 31, 2008 and their related inputs are as follows:

	Fair value at June 30, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$453.2	$453.2	$—	$—
Debt securities issued by industrial corporations	1,330.1	—	1,329.4	0.7
Municipal obligations	5.2	—	5.2	—
Asset-backed securities	870.0	—	837.9	32.1
Foreign government obligations	20.5	20.5	—	—
Preferred stocks	66.2	—	0.9	65.3
Fixed maturity investments	2,745.2	473.7	2,173.4	98.1
Common equity securities	58.0	28.5	—	29.5
Convertible bonds	225.5	—	222.7	2.8
Short-term investments	553.0	553.0	—	—
Other investments	189.4	—	—	189.4
Total	$3,771.1	$1,055.2	$2,396.1	$319.8

	Fair value at December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$409.6	$409.6	$—	$—
Debt securities issued by industrial corporations	870.2	—	870.2	—
Municipal obligations	5.0	—	5.0	—
Asset-backed securities	758.9	—	730.9	28.0
Foreign government obligations	38.6	20.2	18.4	—
Preferred stocks	52.5	—	1.2	51.3
Fixed maturity investments	2,134.8	429.8	1,625.7	79.3
Common equity securities	276.7	249.2	1.3	26.2
Convertible bonds	241.2	—	241.2	—
Short-term investments	962.2	962.2	—	—
Other investments	196.6	—	—	196.6
Total	$3,811.5	$1,641.2	$1,868.2	$302.1

At June 30, 2009 and December 31, 2008, OneBeacon held one private preferred stock that represented approximately 98% and 97%, respectively, of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, OneBeacon had $21.9 million and $20.2 million, respectively, of liabilities recorded at fair value in accordance with SFAS 157 and included in other liabilities as of June 30, 2009 and December 31, 2008. These liabilities relate to securities that have been sold short by a limited partnership that OneBeacon invests in and is required to consolidate in accordance with GAAP. All of the liabilities included in the $21.9 million and $20.2 million, respectively, have been deemed to have a Level 1 designation as of June 30, 2009 and December 31, 2008. As of December 31, 2008, other liabilities also included $10.4 million related to the fair value of the interest rate swap on the mortgage note. The interest rate swap was deemed to have a Level 2 designation at December 31, 2008. During the second quarter of 2009, OneBeacon repaid the outstanding balance on the mortgage note and settled the interest rate swap. See Note 6.

The changes in Level 3 fair value measurements for the three and six months ended June 30, 2009 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2009	$79.3	$26.2	$—	$196.6	$302.1
Total net realized and unrealized gains (losses)	(1.0)	0.2	—	(4.6)	(5.4)
Purchases	12.0	—	0.5	3.5	16.0
Sales	(4.2)	—	—	(6.2)	(10.4)
Transfers in	11.2	—	—	—	11.2
Transfers out	(5.3)	—	—	—	(5.3)
Balance at March 31, 2009	$92.0	$26.4	$0.5	$189.3	$308.2
Total net realized and unrealized gains (losses)	15.9	3.1	0.1	7.9	27.0
Purchases	—	—	2.4	0.3	2.7
Sales	(8.5)	—	(0.2)	(8.1)	(16.8)
Transfers in	16.1	—	—	—	16.1
Transfers out	(17.4)	—	—	—	(17.4)
Balance at June 30, 2009	$98.1	$29.5	$2.8	$189.4	$319.8

Level 3 measurements for fixed maturities at March 31, 2009 and June 30, 2009 comprise securities for which the estimated fair value has not been determined based upon quoted market prices for identical or similar securities.

During the three months ended March 31, 2009 two securities for which the quoted market prices provided by a third party source were deemed to be unreliable based upon industry standard pricing models are reflected in “Transfers in” of $11.2 million.  The fair value of these securities were estimated using industry standard pricing models in which management selected inputs using its best judgment. Inputs included matrix pricing, benchmark interest rates, market comparables and other relevant inputs. The industry standard pricing models used by OneBeacon apply the same valuation methodology for all Level 3 measurements for fixed maturities. Because these measurements are not directly observable, they are considered to be Level 3. The fair value for these securities determined using the industry standard pricing models was $0.8 million less than the estimated fair value based upon the third party source. Observable inputs in the form of quoted market prices for these securities had been used at December 31, 2008 to estimate fair value and these securities had been categorized as Level 2 measurements. In addition, during the first quarter one security which had been classified as a Level 3 measurement at December 31, 2008 was recategorized as a Level 2 measurement when quoted market prices became available and were deemed to be reliable at March 31, 2009. This measurement comprises “Transfers out” of $5.3 million for the three months ended March 31, 2009.

During the second quarter, OneBeacon identified three securities for which the quoted market prices provided by a third party source were deemed to be unreliable based upon industry standard pricing models described above and are reflected in “Transfers in” of $16.1 million. Because these measurements are not directly observable, they are considered to be Level 3.  The fair value for these securities determined using the industry standard pricing models was $1.5 million less than the estimated fair value based upon the third party source. Observable inputs in the form of quoted market prices for these securities had been used at March 31, 2009 to estimate fair value and these securities had been categorized as Level 2 measurements.  In addition, during the second quarter, three securities which had been classified as Level 3 measurements at March 31, 2009 were recategorized as Level 2 measurements when quoted market prices became available and were deemed to be reliable at June 30, 2009. These measurements comprise “Transfers out” of $13.0 million for the three months ended June 30, 2009.

In addition, during the three months ended March 31, 2009, OneBeacon took control of certain securities that were previously included in securities lending collateral and under the control of the lending agent. Because the pricing methodology and inputs used by the lending agent to estimate fair value for a number of these securities did not provide sufficient transparency to permit validation of the measurements, these measurements were categorized as Level 3 and are included in “Purchases” for the first quarter.  During the second quarter, OneBeacon was able to obtain quoted market prices for similar or identical securities.  The fair value measurements for these securities were estimated using those observable price inputs and the measurements were reclassified to Level 2 measurements and are included in “Transfers out” of $4.4 million.

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 at June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	($ in millions)
Fixed maturity investments	$14.3	$(18.2)	$13.9	$(23.9)
Common equity securities	3.1	1.5	3.4	2.2
Convertible bonds	0.1	—	0.1	—
Short-term investments	—	—	—	—
Other investments	17.7	17.3	20.4	4.7
Total	$35.2	$0.6	$37.8	$(17.0)

NOTE 6. Debt

OneBeacon’s debt outstanding as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
	($ in millions)
Senior unsecured notes, at face value	$628.1	$676.0
Unamortized original issue discount	(0.8)	(0.9)
Senior unsecured notes, carrying value	627.3	675.1
Mortgage note on real estate owned	—	40.8
Atlantic Specialty Note	14.0	16.0
Total debt	$641.3	$731.9

Senior Notes

In May 2003, OBH, a wholly-owned subsidiary of the Company, issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”). The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains. OBH incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum. During the third quarter of 2008, OBH repurchased $24.0 million of the outstanding Senior Notes for $22.3 million, which resulted in a $1.6 million gain. During the first quarter of 2009, OBH repurchased $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain. During the second quarter of 2009, OBIC purchased $37.3 million of outstanding Senior Notes for $35.2 million, which resulted in a $1.9 million gain. At June 30, 2009, OBH was in compliance with all of the covenants under the Senior Notes.

White Mountains has provided and, pursuant to a separation agreement, continues to provide an irrevocable and unconditional guarantee as to the payment of principal and interest on the Senior Notes.  Refer to “Note 18. Related Party Disclosures” of the Company’s 2008 Annual Report on Form 10-K.

Mortgage Note on Real Estate Owned

In connection with its December 2005 purchase of land and an office building that is now its U.S. headquarters, OneBeacon entered into a $40.8 million, 18-year mortgage note which had a variable interest rate based upon the lender’s 30-day LIBOR rate. As of December 31, 2008, OneBeacon had drawn the full amount of $40.8 million on the mortgage note.  Repayment on the mortgage note commenced in January 2009. During the three months ended March 31, 2009, OneBeacon repaid $0.2 million of principal in accordance with the terms of the mortgage note. On May 7, 2009, OneBeacon repaid $40.6 million, representing the outstanding principal on the mortgage note.

Concurrent with entering into the mortgage note, OneBeacon also entered into an interest rate swap to hedge its exposure to the variability in the interest rate on the mortgage note. The notional amount of the swap was equal to the debt outstanding on the mortgage note and was adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap were equal at all times. Under the terms of the swap, OneBeacon paid a fixed interest rate of approximately 6% and received a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap was reported in interest expense. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, OneBeacon accounted for the swap as a cash flow hedge and recorded the interest rate swap at fair value on the balance sheet in other assets or liabilities depending on the value as of the balance sheet date. Changes in the fair value of the interest rate swap were reported as a component of other comprehensive income or loss. Any gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recorded in revenues. At the time of repayment of the outstanding balance on the mortgage note, OneBeacon paid $7.4 million to settle the interest rate swap. The $7.4 million settlement amount is recorded as an expense in net other revenues on a pre-tax basis and in other comprehensive income and loss items as an increase of $4.8 million on an after tax basis ($7.4 million pre-tax). The three and six months ended June 30, 2009 also included $1.1 million and $2.0 million after tax, respectively, in other comprehensive income and loss items related to changes in fair value on the interest rate swap.

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

	Insurance Operations	Other Operations	Total
	($ in millions)
Three months ended June 30, 2009
Earned premiums	$490.2	$—	$490.2
Net investment income (expense)	36.3	(0.2)	36.1
Net realized and unrealized investment gains	127.3	0.1	127.4
Net other (expenses) revenues	(0.3)	1.4	1.1
Total revenues	653.5	1.3	654.8
Loss and LAE	275.7	—	275.7
Policy acquisition expenses	97.0	—	97.0
Other underwriting expenses	84.3	—	84.3
General and administrative expenses	4.6	1.9	6.5
Accretion of fair value adjustment to loss and LAE reserves	—	1.3	1.3
Interest expense on debt	0.4	9.7	10.1
Interest expense on preferred stock subject to mandatory redemption	—	—	—
Total expenses	462.0	12.9	474.9
Pre-tax income (loss) (1)	$191.5	$(11.6)	$179.9
Three months ended June 30, 2008
Earned premiums	$463.8	$—	$463.8
Net investment income	41.2	3.4	44.6
Net realized and unrealized investment losses	(2.4)	(0.2)	(2.6)
Net other revenues (expenses)	3.0	(0.4)	2.6
Total revenues	505.6	2.8	508.4
Loss and LAE	274.4	—	274.4
Policy acquisition expenses	84.3	—	84.3
Other underwriting expenses	79.2	—	79.2
General and administrative expenses	2.2	2.3	4.5
Accretion of fair value adjustment to loss and LAE reserves	—	3.0	3.0
Interest expense on debt	0.8	10.6	11.4
Interest expense on preferred stock subject to mandatory redemption	—	15.8	15.8
Total expenses	440.9	31.7	472.6
Pre-tax income (loss) (1)	$64.7	$(28.9)	$35.8

	Insurance Operations	Other Operations	Total
	($ in millions)
Six months ended June 30, 2009
Earned premiums	$978.0	$—	$978.0
Net investment income	57.9	0.1	58.0
Net realized and unrealized investment gains	121.4	0.1	121.5
Net other revenues	7.0	3.5	10.5
Total revenues	1,164.3	3.7	1,168.0
Loss and LAE	563.7	—	563.7
Policy acquisition expenses	192.9	—	192.9
Other underwriting expenses	157.0	—	157.0
General and administrative expenses	8.6	3.4	12.0
Accretion of fair value adjustment to loss and LAE reserves	—	2.7	2.7
Interest expense on debt	1.2	19.8	21.0
Interest expense on preferred stock subject to mandatory redemption	—	—	—
Total expenses	923.4	25.9	949.3
Pre-tax income (loss) (1)	$240.9	$(22.2)	$218.7
Six months ended June 30, 2008
Earned premiums	$919.1	$—	$919.1
Net investment income	84.3	10.4	94.7
Net realized and unrealized investment losses	(55.1)	(2.9)	(58.0)
Net other revenues (expenses)	7.0	(0.8)	6.2
Total revenues	955.3	6.7	962.0
Loss and LAE	575.3	—	575.3
Policy acquisition expenses	169.0	—	169.0
Other underwriting expenses	149.3	—	149.3
General and administrative expenses	2.8	4.6	7.4
Accretion of fair value adjustment to loss and LAE reserves	—	6.0	6.0
Interest expense on debt	1.8	21.1	22.9
Interest expense on preferred stock subject to mandatory redemption	—	33.4	33.4
Total expenses	898.2	65.1	963.3
Pre-tax income (loss) (1)	$57.1	$(58.4)	$(1.3)
June 30, 2009
Total investments	$3,725.0	$46.1	$3,771.1
Reinsurance recoverable on paid and unpaid losses	2,521.0	(197.8)	2,323.2
Total assets	7,622.8	(128.4)	7,494.4
Loss and LAE reserves	4,261.0	(200.5)	4,060.5
Total liabilities	5,731.6	457.4	6,189.0
Total OneBeacon’s shareholders’ equity	1,870.2	(585.8)	1,284.4
Total OneBeacon’s shareholders’ equity and noncontrolling interests	1,891.2	(585.8)	1,305.4
December 31, 2008
Total investments	$3,653.3	$158.2	$3,811.5
Reinsurance recoverable on paid and unpaid losses	2,730.1	(205.1)	2,525.0
Total assets	7,962.7	(21.9)	7,940.8
Loss and LAE reserves	4,504.5	(210.5)	4,294.0
Total liabilities	6,241.8	526.7	6,768.5
Total OneBeacon’s shareholders’ equity	1,703.7	(548.6)	1,155.1
Total OneBeacon’s shareholders’ equity and noncontrolling interests	1,720.9	(548.6)	1,172.3

(1)	Includes income from noncontrolling interests.

The following tables provide ratios, net written premiums and earned premiums for OneBeacon’s Insurance Operations by major underwriting unit and in total for the three and six months ended June 30, 2009 and 2008:

	Specialty	Commercial	Personal	Total(1)
	($ in millions)
Three months ended June 30, 2009
Ratios:
Loss and LAE	48.2%	54.3%	66.6%	56.2%
Expense	39.4	38.3	32.5	37.0
Total GAAP combined	87.6%	92.6%	99.1%	93.2%
Net written premiums	$176.7	$183.2	$137.9	$497.9
Earned premiums	171.5	172.5	146.1	490.2
Three months ended June 30, 2008
Ratios:
Loss and LAE	49.3%	53.6%	64.6%	59.2%
Expense	36.5	36.4	32.9	35.2
Total GAAP combined	85.8%	90.0%	97.5%	94.4%
Net written premiums	$158.6	$202.2	$168.9	$529.6
Earned premiums	119.4	182.7	161.7	463.8
Six months ended June 30, 2009
Ratios:
Loss and LAE	39.9%	56.2%	78.0%	57.6%
Expense	39.3	37.7	30.2	35.8
Total GAAP combined	79.2%	93.9%	108.2%	93.4%
Net written premiums	$355.4	$342.1	$269.6	$967.3
Earned premiums	334.2	347.3	296.3	978.0
Six months ended June 30, 2008
Ratios:
Loss and LAE	52.3%	62.8%	64.7%	62.6%
Expense	34.3	37.2	31.8	34.6
Total GAAP combined	86.6%	100.0%	96.5%	97.2%
Net written premiums	$269.5	$371.9	$313.6	$955.3
Earned premiums	229.8	363.7	325.3	919.1

(1)	Includes results from run-off.

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

The components of net periodic benefit cost (income) for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	($ in millions)
Service cost	$0.2	$0.2	$0.3	$0.4
Interest cost	1.6	1.7	3.2	3.4
Expected return on plan assets	(1.6)	(2.1)	(3.2)	(4.2)
Amortization of unrecognized loss	0.4	0.1	0.8	0.2
Net periodic benefit cost (income)	$0.6	$(0.1)	$1.1	$(0.2)

OneBeacon does not expect to make a contribution to its Qualified Plan in 2009. OneBeacon anticipates contributing $2.9 million to the Non-qualified Plan, for which OneBeacon has assets held in rabbi trusts. As of June 30, 2009, $1.5 million in contributions have been made to the Non-qualified Plan.

NOTE 9.  Employee Share-Based Incentive Compensation Plans

OneBeacon’s share-based compensation plans consist of performance shares, stock options granted in connection with the initial public offering and restricted stock units. OneBeacon’s share-based compensation plans are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon’s common shares at the time awards are earned. See “Performance Shares” below. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of one of the deferred compensation plans of the Company’s subsidiaries. OneBeacon expenses the full cost of all its share-based compensation.

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

Performance Shares

The following summarizes performance share activity for performance shares whose value is based upon the market price of an underlying OneBeacon common share (“OB Performance Shares”) for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009		2008
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	2,318,849	$5.7	2,131,894	$6.9
Payments and deferrals	—	—	—	—
New awards	29,178	—	69,958	—
Forfeitures and net change in assumed forfeitures	(70,899)	—	(15,644)	(0.2)
Expense recognized	—	2.3	—	3.0
End of period	2,277,128	$8.0	2,186,208	$9.7

	Six months ended June 30,
	2009		2008
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	2,212,313	$4.6	1,058,194	$9.2
Payments and deferrals (1)	(137,400)	—	(117,363)	(1.6)
New awards	377,205	—	1,397,100	—
Forfeitures and net change in assumed forfeitures	(174,990)	(0.3)	(151,723)	(0.6)
Expense recognized	—	3.7	—	2.7
End of period	2,277,128	$8.0	2,186,208	$9.7

(1)             Performance share payments in March 2009 for the 2007-2008 performance cycle were based upon a performance factor of 1.4%.

The following summarizes performance shares outstanding and accrued performance share expense at June 30, 2009 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2007—2009	684,339	$—
2008—2010	1,273,972	7.4
2009—2011	377,205	0.8
Sub-total	2,335,516	8.2
Assumed forfeitures	(58,388)	(0.2)
Total at June 30, 2009	2,277,128	$8.0

If 100% of the outstanding performance shares had been vested on June 30, 2009, the total additional compensation cost to be recognized would have been $11.0 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2007-2008 performance cycle were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

Stock Options

As described in the Company’s 2008 Annual Report on Form 10-K, in connection with the initial public offering, OneBeacon issued options to acquire 1,420,000 common shares of the Company to certain members of management. The following summarizes option activity for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense
	($ in millions)
Beginning of period	1,148,350	$2.8	1,258,091	$1.7
Forfeitures	(40,130)	—	(20,219)	—
Expense recognized	—	0.3	—	0.5
End of period	1,108,220	$3.1	1,237,872	$2.2

	Six Months Ended June 30,
	2009		2008
	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense
	($ in millions)
Beginning of period	1,237,872	$2.5	1,324,306	$1.4
Forfeitures	(129,652)	—	(86,434)	—
Expense recognized	—	0.6	—	0.8
End of period	1,108,220	$3.1	1,237,872	$2.2

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

Restricted Stock Units

The options granted in connection with OneBeacon’s initial public offering did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, on February 26, 2008, OneBeacon granted 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of growth of 4% per cycle in adjusted book value per share. Upon vesting, the RSUs will be mandatorily deferred into one of the non-qualified deferred compensation plans of the Company’s subsidiaries and will be paid out in 2012 in cash or shares at the discretion of the Compensation Committee. The expense associated with the RSUs is being recognized over the vesting period. For the three and six months ended June 30, 2009, OneBeacon recognized $0.3 million and $0.4 million, respectively, in expense. For the three and six months ended June 30, 2008, OneBeacon recognized $0.2 million and $0.4 million, respectively, in expense. As of June 30, 2009, 102,140 RSUs were outstanding.

NOTE 10.  Income Taxes

While OneBeacon is subject to taxation in several jurisdictions, the majority of OneBeacon’s subsidiaries file a consolidated tax return in the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective rate lower than that imposed by the United States.

OneBeacon’s income tax expense (benefit) related to pre-tax income or loss for the three months ended June 30, 2009 and 2008 represented effective tax rates of 28.3% and 30.7%, respectively. The effective tax rates for the six months ended June 30, 2009 and 2008 were 25.8% and (223.1%), respectively.  For the three and six months ended June 30, 2009 the effective tax rate was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States. The effective tax rate for the three months ended June 30, 2008 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Hathaway, Inc. Preferred Stock (“Berkshire Preferred Stock”) which was redeemed in May 2008. The effective tax rate for the six months ended June 30, 2008 was higher than the U.S. statutory rate of 35% due to a pre-tax loss resulting from the reporting of the change in net unrealized investment gains and losses, a component of net realized and unrealized investment losses, in revenues pursuant to SFAS 159 and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock.

In arriving at the effective tax rate for the three and six months ended June 30, 2009, OneBeacon is treating the net realized and unrealized investment gains as a discrete item separate from the other components of pre-tax income or loss. Therefore, the expense of these net gains is calculated at the statutory rate applicable to the jurisdiction in which the gains are recorded. The majority of the investment assets incurring current period net realized and unrealized gains for the three and six months ended June 30, 2009 are recorded in the U.S. and are taxed at the statutory rate of 35%. Net realized and unrealized investment gains were treated as a discrete item due to the inability to reliably estimate this amount for the full year.

Under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense.  With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations for years before 2003. The Internal Revenue Service (“IRS”) commenced an examination of OneBeacon’s U.S. income tax returns for 2003 through 2004 in the second quarter of 2006. On January 22, 2009, OneBeacon received Form 4549-A (Income Tax Examination Changes) from the IRS relating to the audit of tax years 2003 and 2004 assessing an additional $65.7 million of tax. The estimated total assessment, including interest, withholding tax and utilization of alternative minimum and foreign tax credit carryovers, is $132.0 million. OneBeacon disagrees with the adjustments proposed by the IRS and intends to vigorously defend its position. The timing of the resolution of these items is uncertain, however, it is reasonably possible that the resolution could occur within the next 12 months. OneBeacon’s overall liability for tax assessments for 2003 and 2004 is limited due to the Tax Make Whole Agreement with White Mountains, which fixes the liability for these items at the amount recorded on OneBeacon’s books. Refer to “Note 18. Related Party Disclosures” of the Company’s 2008 Annual Report on Form 10-K. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position. In October 2008, the IRS commenced examination of OneBeacon’s U.S. income tax returns for 2005 through 2006. As of June 30, 2009, the IRS has not proposed any significant adjustments to taxable income as a result of the 2005 through 2006 audit. OneBeacon does not expect to receive any adjustments that would result in a material change to its financial position.

NOTE 11. Fair Value of Financial Instruments

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), and FSP FAS 107-1 and APB 28-1 require disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. SFAS 107 excludes certain financial instruments from disclosure, including insurance contracts, other than financial guarantees and investment contracts. OneBeacon carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness.

The fair values of the fixed-rate, long-term indebtedness were estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices. Considerable judgment is required to develop such estimates of fair value. Therefore, the estimate provided herein is not necessarily indicative of the amounts that could be realized in a current market exchange.

At June 30, 2009 and December 31, 2008, the fair value of OneBeacon’s Senior Notes (its fixed-rate, long-term indebtedness) was $593.5 million and $483.3 million, respectively, which compared to a carrying value of $627.3 million and $675.1 million, respectively.

In December 2005, OneBeacon entered into a mortgage note with a variable interest rate based on 30-day LIBOR. At December 31, 2008, the carrying value of the note of $40.8 million was considered to approximate its fair value. OneBeacon repaid the mortgage note in its entirety in May 2009. Refer to Note 6.

In March 2004, OneBeacon issued the Atlantic Specialty Note. At June 30, 2009 and December 31, 2008, the carrying value of the note of $14.0 million and $16.0 million, respectively, were considered to approximate its fair value.

NOTE 12. Earnings per Share

Basic and diluted earnings (loss) per share amounts have been determined in accordance with SFAS No. 128, “Earnings per Share.” During the second quarter of 2009 and 2008, 26,851 shares and 4,103 shares, respectively, of the Company’s Class A common shares were awarded to certain non-employee directors in lieu of their 2009 and 2008 annual cash retainers. During the third quarter of 2007, the Company began a share repurchase program. Since the inception of this program, the Company has repurchased and retired 5.0 million of its Class A common shares. During the three and six months ended June 30, 2009, no shares were repurchased. During the three and six months ended June 30, 2008, the Company repurchased and retired 0.5 million and 3.0 million, respectively, of its Class A common shares for $9.4 million and $62.2 million, respectively.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic earnings (loss) attributable to OneBeacon’s shareholders (in millions):
Net income (loss) attributable to OneBeacon’s shareholders	$128.2	$23.8	$161.0	$(0.5)
Weighted average shares outstanding	95.1	95.8	95.1	96.7
Diluted earnings (loss) attributable to OneBeacon’s shareholders (in millions):
Net income (loss) attributable to OneBeacon’s shareholders	$128.2	$23.8	$161.0	$(0.5)
Weighted average shares outstanding (1)	95.1	95.8	95.1	96.7

Basic earnings (loss) per share attributable to OneBeacon’s shareholders (in dollars):
Net income (loss) attributable to OneBeacon’s shareholders	$1.35	$0.25	$1.69	$(0.01)
Diluted earnings (loss) per share attributable to OneBeacon’s shareholders (in dollars):
Net income (loss) attributable to OneBeacon’s shareholders	$1.35	$0.25	$1.69	$(0.01)

(1)	Common shares issuable upon exercise of the options (see Note 9) were not included as their inclusion would be anti-dilutive for the periods presented.

NOTE 13. Subsequent Events

During July 2009, OBIC purchased $15.7 million of outstanding Senior Notes for $14.9 million, which resulted in a $0.8 million gain.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon’s actual results could be materially different from and worse than its expectations. See “Forward-Looking Statements” on page 48 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Book Value Per Share for the Three and Six Months Ended June 30, 2009

We ended the second quarter of 2009 with a book value per share of $13.51, reflecting an 11.5% increase for the second quarter of 2009 and 14.7% growth through June 30, 2009, including dividends. The increase includes a 4.4% and 4.9% total return on invested assets for the three and six months ended June 30, 2009, respectively. We reported comprehensive net income attributable to OneBeacon’s shareholders of $134.4 million and $168.3 million in the three and six months ended June 30, 2009, respectively, compared to a comprehensive net income (loss) attributable to OneBeacon’s shareholders of $25.0 million and $(0.5) million in the same periods of 2008. Our GAAP combined ratios were 93.2% and 93.4% for the three and six months ended June 30, 2009, respectively, compared to 94.4% and 97.2% for the three and six months ended June 30, 2008, respectively. The decrease in the combined ratio was primarily due to lower current accident year catastrophe losses as well as higher favorable loss reserve development. The six months ended June 30, 2009 also included the impact of lower current accident year non-catastrophe losses. Total net written premiums decreased 6.0% in the three months ended June 30, 2009 to $497.9 million, compared to $529.6 million in the three months ended June 30, 2008. The decrease in net written premiums is due primarily to increased market competition in commercial lines and decreases in personal lines in both traditional personal lines, mainly due to the 30% homeowners quota share as described below, and lower premiums at AutoOne Insurance (AutoOne). Total net written premiums increased 1.3% in the six months ended June 30, 2009 to $967.3 million, compared to $955.3 million for the six months ended June 30, 2008. The increase in net written premiums was driven primarily by premiums from our collector car and boat business that we began writing in the second quarter of 2008 and Entertainment Brokers International Insurance Services (EBI) which we acquired in the third quarter of 2008.

The following table presents our book value per share.

	June 30,	March 31,	December 31,
	2009	2009	2008
	(in millions, except per share amounts)
Numerator
OneBeacon’s shareholders’ equity	$1,284.4	$1,169.3	$1,155.1

Denominator
Common shares outstanding	95.1	95.1	95.1

Book value per share	$13.51	$12.30	$12.15

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	($ in millions)
Net written premiums	$497.9	$529.6	$967.3	$955.3
Revenues
Earned premiums	$490.2	$463.8	$978.0	$919.1
Net investment income	36.1	44.6	58.0	94.7
Net realized and unrealized investment gains (losses)	127.4	(2.6)	121.5	(58.0)
Net other revenues	1.1	2.6	10.5	6.2
Total revenues	654.8	508.4	1,168.0	962.0
Expenses
Loss and LAE	275.7	274.4	563.7	575.3
Policy acquisition expenses	97.0	84.3	192.9	169.0
Other underwriting expenses	84.3	79.2	157.0	149.3
General and administrative expenses	6.5	4.5	12.0	7.4
Accretion of fair value adjustment to loss and LAE reserves	1.3	3.0	2.7	6.0
Interest expense on debt	10.1	11.4	21.0	22.9
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	—	15.8	—	33.4
Total expenses	474.9	472.6	949.3	963.3
Pre-tax income (loss)	179.9	35.8	218.7	(1.3)
Income tax (expense) benefit	(51.0)	(11.0)	(56.5)	2.9
Net income including noncontrolling interests	128.9	24.8	162.2	1.6
Less: Net income attributable to noncontrolling interests	(0.7)	(1.0)	(1.2)	(2.1)
Net income (loss) attributable to OneBeacon’s shareholders	128.2	23.8	161.0	(0.5)
Change in other comprehensive income and loss items	6.2	1.2	7.3	—
Comprehensive net income (loss) attributable to OneBeacon’s shareholders	$134.4	$25.0	$168.3	$(0.5)

Consolidated Results—Three months ended June 30, 2009 versus three months ended June 30, 2008

Our comprehensive net income attributable to OneBeacon’s shareholders was $134.4 million in the three months ended June 30, 2009, compared to $25.0 million in the three months ended June 30, 2008. Change in other comprehensive income and loss items in the three months ended June 30, 2009 included a $7.4 million pre-tax ($4.8 million after tax) increase resulting from the settlement of our interest rate swap relating to the mortgage note. Net income attributable to OneBeacon’s shareholders was $128.2 million in the three months ended June 30, 2009, compared to $23.8 million in the three months ended June 30, 2008.

Our total revenues increased 28.8% to $654.8 million in the three months ended June 30, 2009, compared to $508.4 million in the three months ended June 30, 2008. The increase was mainly due to a $130.0 million increase in net realized and unrealized investment gains to $127.4 million. The increase in earned premium was due primarily to our specialty lines businesses, partially offset by a decrease in commercial lines and personal lines. These increases were partially offset by an $8.5 million decrease in net investment income to $36.1 million in the three months ended June 30, 2009, principally due to a lower average invested asset base and lower investment yields. Net other revenues decreased 57.7% to $1.1 million in the three months ended June 30, 2009, compared to $2.6 million in the three months ended June 31, 2008. The decrease was primarily due to $7.4 million realized loss related to the settlement of the interest rate swap, offset by revenue from our non-insurance operations and a $1.9 million gain related to the purchase of a portion of our Senior Notes.

Our total expenses increased 0.5% in the three months ended June 30, 2009 to $474.9 million, compared to $472.6 million in the three months ended June 30, 2008. Loss and loss adjustment expenses (LAE) increased by 0.5% to $275.7 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, due to the impact of higher current accident year non-catastrophe losses in commercial lines and personal lines, essentially offset by favorable loss reserve development, as described below. Policy acquisition expenses increased by 15.1% to $97.0 million in the three months ended June 30, 2009 mainly due to higher acquisition costs associated with our newer specialty lines businesses. Other underwriting expenses increased 6.4% to $84.3 million in the three months ended June 30, 2009. The three months ended June 30, 2008 included lower incentive compensation costs resulting from changes in assumptions on our long-term incentive compensation plans. General and administrative expenses increased 44.4% to $6.5 million primarily related to operating expenses of our non-insurance operations. Partially offsetting these increases was a decrease in interest expense. Interest expense decreased by 62.9%, primarily due to the interest expense related to the Berkshire Hathaway, Inc. (Berkshire) Preferred Stock (Berkshire Preferred Stock) which was redeemed in the second quarter of 2008.

Our income tax expense related to pre-tax income for the three months ended June 30, 2009 and 2008 represented effective tax rates of 28.3% and 30.7%, respectively. The effective tax rate for the three months ended June 30, 2009 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States. In arriving at the effective tax rate for the three months ended June 30, 2009, we are treating net realized and unrealized investment gains as a discrete item separate from the other components of pre-tax income. Therefore, the expense of these net gains is calculated at the statutory rate applicable to the jurisdiction in which the gains are recorded. The majority of the investment assets incurring current period realized and unrealized net gains for the three months ended June 30, 2009 are recorded in the U.S. and are taxed at the statutory rate of 35%. Net realized and unrealized investment gains were treated as a discrete item due to the inability to reliably estimate this amount for the full year. Our effective tax rate for the three months ended June 30, 2008 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock.

Our GAAP combined ratio for the three months ended June 30, 2009 decreased to 93.2% from 94.4% for the three months ended June 30, 2008. The loss and LAE ratio decreased 3.0 points to 56.2% while the expense ratio increased 1.8 points to 37.0%. The decrease in the loss and LAE ratio was due to favorable loss reserve development and a decrease in current accident year catastrophe losses. The three months ended June 30, 2009 included $17.8 million or 3.6 points of favorable loss reserve development primarily due to lower than expected severity on non-catastrophe losses related to professional liability in specialty lines and commercial multi-peril in commercial lines. The three months ended June 30, 2008 included $0.4 million or 0.1 point of adverse loss reserve development primarily related to AutoOne and in run-off, offset by favorable loss reserve development due to lower than expected severity on non-catastrophe losses primarily related to professional liability in specialty lines and package business in commercial lines. The three months ended June 30, 2009 included $3.4 million or 0.7 points of current accident year catastrophe losses. The three months ended June 30, 2008 included $6.4 million or 1.4 points of current accident year catastrophe losses, primarily related to severe weather in the southeastern United States. The expense ratio increased due to higher policy acquisition expenses, as described above.

Consolidated Results—Six months ended June 30, 2009 versus six months ended June 30, 2008

Our comprehensive net income attributable to OneBeacon’s shareholders was $168.3 million in the six months ended June 30, 2009, compared to a comprehensive net loss attributable to OneBeacon’s shareholders of $0.5 million in the six months ended June 30, 2008. Change in other comprehensive income and loss items in the six months ended June 30, 2009 included a $7.4 million pre-tax ($4.8 million after tax) increase resulting from the settlement of our interest rate swap relating to the mortgage note. Net income attributable to OneBeacon’s shareholders was $161.0 million in the six months ended June 30, 2009, compared to a net loss attributable to OneBeacon’s shareholders of $0.5 million in the six months ended June 30, 2008.

Our total revenues increased 21.4% to $1,168.0 million in the six months ended June 30, 2009, compared to $962.0 million in the six months ended June 30, 2008. The increase was mainly due to a $179.5 million increase in net realized and unrealized investment gains to $121.5 million. The increase in earned premium was due primarily to our specialty lines businesses, partially offset by a decrease in commercial lines and personal lines. Net other revenues increased 69.4% to $10.5 million in the six months ended June 30, 2009, compared to $6.2 million in the six months ended June 31, 2008. The increase was primarily due to revenues from our non-insurance operations and a $4.4 million gain related to the purchase of a portion of our senior notes, partially offset by a $7.4 million realized loss related to the settlement of the interest rate swap. These increases were partially offset by a $36.7 million decrease in net investment income to $58.0 million in the six months ended June 30, 2009, principally due to a lower average invested asset base and lower investment yields. Contributing to the lower investment yields was a $(4.6) million inflation adjustment related to our inflation indexed treasury securities as compared to a $7.1 million inflation adjustment related to these securities for the six months ended June 30, 2008.

Our total expenses decreased 1.5% in the six months ended June 30, 2009 to $949.3 million, compared to $963.3 million in the six months ended June 30, 2008. Loss and LAE decreased by 2.0% to $563.7 million in the six months ended June 30, 2009 due to favorable loss reserve development and lower current accident year catastrophe losses. Interest expense decreased by 62.7%, primarily due to the interest expense related to the Berkshire Preferred Stock which was redeemed in the second quarter of 2008. Partially offsetting these decreases were increased policy acquisition costs, other underwriting expenses and general and administrative expenses. Policy acquisition expenses increased by 14.1% to $192.9 million in the six months ended June 30, 2009 mainly due to higher acquisition costs associated with our newer specialty lines businesses. Other underwriting expenses increased 5.2% to $157.0 million in the six months ended June 30, 2009. The six months ended June 30, 2008 included lower incentive compensation costs resulting from changes in assumptions on our long-term incentive compensation plans. General and administrative expenses increased 62.2% to $12.0 million primarily related to operating expenses of our non-insurance operations.

Our income tax expense (benefit) related to pre-tax income or loss for the six months ended June 30, 2009 and 2008 represented effective tax rates of 25.8% and (223.1)%, respectively. The effective tax rate for the six months ended June 30, 2009 was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States. In arriving at the effective tax rate for the six months ended June 30, 2009, we are treating net realized and unrealized investment gains as a discrete item separate from the other components of pre-tax income or loss. Therefore, the expense of these net gains is calculated at the statutory rate applicable to the jurisdiction in which the gains are recorded. The majority of the investment assets incurring current period realized and unrealized net gains for the six months ended June 30, 2009 are recorded in the U.S. and are taxed at the statutory rate of 35%. Net realized and unrealized investment gains were treated as a discrete item due to the inability to reliably estimate this amount for the full year. Our effective tax rate for the six months ended June 30, 2008 was higher than the U.S. statutory rate of 35% due to a pre-tax loss resulting from the reporting of the change in net realized and unrealized investment gains and losses, a component of net realized and unrealized investment losses, in revenues pursuant to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS 159) and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock.

Our GAAP combined ratio for the six months ended June 30, 2009 decreased to 93.4% from 97.2% for the six months ended June 30, 2008. The loss and LAE ratio decreased 5.0 points to 57.6% while the expense ratio increased 1.2 points to 35.8%. The decrease in the loss and LAE ratio was due to favorable loss reserve development and a decrease in the current accident year non-catastrophe and catastrophe loss ratios. The six months ended June 30, 2009 included $6.1 million or 0.6 points of current accident year catastrophe losses. The six months ended June 30, 2008 included $23.4 million or 2.5 points of current accident year catastrophe losses, primarily related to severe weather in the southeastern United States. The six months ended June 30, 2009 included $32.6 million or 3.4 points of favorable loss reserve development primarily due to lower than expected severity on non-catastrophe losses related to professional liability in specialty lines and commercial multi-peril in commercial lines, partially offset by adverse loss reserve development primarily related to New York personal injury protection litigation at AutoOne. The six months ended June 30, 2008 included $12.2 million or 1.3 points of favorable loss reserve development primarily due to lower than expected severity on non-catastrophe losses and favorable loss reserve development on a prior accident year catastrophe. The favorable non-catastrophe loss reserve development was primarily related to professional liability in specialty lines and package business in commercial lines partially offset by adverse loss reserve development at AutoOne and in run-off. The expense ratio increased due to higher policy acquisition expenses, as described above.

Summary of Operations By Segment

Our segments consist of the following: (1) Insurance Operations, formerly known as Primary Insurance Operations; and (2) Other Operations.

Our investments are managed by our affiliate, White Mountains Advisors LLC, and by Prospector Partners, LLC. A discussion of our consolidated investment operations is included after the discussion of operations by segment. Our segment information is presented in Note 7 — “Segment Information” of the accompanying consolidated financial statements.

Insurance Operations

Financial results for our Insurance Operations segment for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	($ in millions)
Net written premiums	$497.9	$529.6	$967.3	$955.3

Earned premiums	$490.2	$463.8	$978.0	$919.1
Net investment income	36.3	41.2	57.9	84.3
Net realized and unrealized investment gains (losses)	127.3	(2.4)	121.4	(55.1)
Net other (expenses) revenues	(0.3)	3.0	7.0	7.0
Total revenues	653.5	505.6	1,164.3	955.3
Loss and LAE	275.7	274.4	563.7	575.3
Policy acquisition expenses	97.0	84.3	192.9	169.0
Other underwriting expenses	84.3	79.2	157.0	149.3
General and administrative expenses	4.6	2.2	8.6	2.8
Interest expense on debt	0.4	0.8	1.2	1.8
Total expenses	462.0	440.9	923.4	898.2
Pre-tax income (1)	$191.5	$64.7	$240.9	$57.1

(1)                                  Includes income from noncontrolling interests.

The following tables provide GAAP ratios, net written premiums and earned premiums by underwriting units for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)
Loss and LAE	48.2%	54.3%	66.6%	56.2%
Expense	39.4	38.3	32.5	37.0
Total Combined	87.6%	92.6%	99.1%	93.2%
Net written premiums	$176.7	$183.2	$137.9	$497.9
Earned premiums	171.5	172.5	146.1	490.2

	Three months ended June 30, 2008
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)
Loss and LAE	49.3%	53.6%	64.6%	59.2%
Expense	36.5	36.4	32.9	35.2
Total Combined	85.8%	90.0%	97.5%	94.4%
Net written premiums	$158.6	$202.2	$168.9	$529.6
Earned premiums	119.4	182.7	161.7	463.8

	Six months ended June 30, 2009
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)
Loss and LAE	39.9%	56.2%	78.0%	57.6%
Expense	39.3	37.7	30.2	35.8
Total Combined	79.2%	93.9%	108.2%	93.4%
Net written premiums	$355.4	$342.1	$269.6	$967.3
Earned premiums	334.2	347.3	296.3	978.0

	Six months ended June 30, 2008
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)
Loss and LAE	52.3%	62.8%	64.7%	62.6%
Expense	34.3	37.2	31.8	34.6
Total Combined	86.6%	100.0%	96.5%	97.2%
Net written premiums	$269.5	$371.9	$313.6	$955.3
Earned premiums	229.8	363.7	325.3	919.1

(1)

Includes results from run-off. For the three months ended June 30, 2009 and 2008, includes net written premiums of $0.1 million and $(0.1) million, respectively, from run-off and earned premiums of $0.1 million and $0, respectively, from run-off. For the six months ended June 30, 2009 and 2008, includes net written premiums of $0.2 million and $0.3 million, respectively, from run-off and earned premiums of $0.2 million and $0.3 million, respectively, from run-off.

(2)

Includes our long-term incentive compensation expense. For the three months ended June 30, 2009 and 2008, long-term incentive compensation expense increased our total GAAP combined ratio by 2.5 points and 0.8 points, respectively. For the six months ended June 30, 2009 and 2008, long-term incentive compensation expense increased our total GAAP combined ratio by 1.5 points and 0.7 points, respectively.

(3)

Includes loss and LAE relating to catastrophes. For the three months ended June 30, 2009 and 2008, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 0.6 points and 1.3 points, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and total combined ratios by 0.1 points and 0.1 points, respectively. For the six months ended June 30, 2009 and 2008, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 0.3 points and 1.9 points, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and total combined ratios by 0.3 points and 0.6 points, respectively.

(4)

Prior accident year development, including development on catastrophes, for the three months ended June 30, 2009 and 2008 (decreased) increased our loss and LAE and total combined ratios by (3.6) points and 0.1 points, respectively. Prior accident year development, including development on catastrophes, for the six months ended June 30, 2009 and 2008 decreased our loss and LAE and total combined ratios by 3.4 points and 1.3 points, respectively.

Insurance Operations— Three months ended June 30, 2009 versus three months ended June 30, 2008

Specialty lines. Net written premiums for specialty lines increased by 11.4% to $176.7 million in the three months ended June 30, 2009 from $158.6 million in the three months ended June 30, 2008. The increase was primarily due to $13.5 million in net written premium from EBI which was acquired in the third quarter of 2008. The increase compared to the prior year period was also due to a $4.4 million increase in net written premiums from OneBeacon Professional Partners (OBPP), a $3.5 million increase in net written premiums from our collector car and boat business and a $2.8 million increase in OneBeacon Government Risks (OBGR), partially offset by a $6.8 million decrease in net written premiums from International Marine Underwriters (IMU).

The specialty lines combined ratio for the three months ended June 30, 2009 increased to 87.6% from 85.8% for the three months ended June 30, 2008. The loss and LAE ratio decreased 1.1 points to 48.2% while the expense ratio increased 2.9 points to 39.4%. The increase in the expense ratio was mainly due to changes in mix of business within the specialty lines businesses and the mix of products offered within those businesses, and the related costs incurred to acquire those businesses. Our collector car and boat business and some of our other newer specialty lines businesses receive higher compensation than the previous mix of business. The decrease in the loss and LAE ratio was mainly due to a 3.9 point decrease in the current accident year loss and LAE ratio including catastrophes related to solid current accident year loss results at OBPP, IMU and our collector car and boat business. The decrease was partially offset by 2.8 points of lower favorable loss reserve development in the three months ended June 30, 2009 which included 8.2 points of favorable loss reserve development related to lower than expected severity in professional liability, compared with 11.0 points of favorable loss reserve development in the three months ended June 30, 2008, also driven by professional liability.

Commercial lines. Net written premiums for commercial lines decreased by 9.4% to $183.2 million in the three months ended June 30, 2009 from $202.2 million in the three months ended June 30, 2008. The decrease was primarily due to a $17.0 million decrease in our traditional middle market division, reflecting the more competitive marketplace.

The commercial lines combined ratio for the three months ended June 30, 2009 increased to 92.6% from 90.0% for the three months ended June 30, 2008. The loss and LAE ratio increased 0.7 points to 54.3%, while the expense ratio increased 1.9 points to 38.3%. The increase in the loss and LAE ratio was primarily due to a 3.2 point higher current accident year loss and LAE ratio including catastrophes as compared to the prior year period related to higher current accident year non-catastrophe loss ratios in both our middle market and small business divisions.  Partially offsetting this increase was 2.5 points of higher favorable loss reserve development in the three months ended June 30, 2009 which included 5.8 points of favorable loss reserve development mainly due to lower than expected severity on non-catastrophe losses related to commercial multi-peril, compared to 3.3 points of favorable loss reserve development in the three months ended June 30, 2008 mainly due to lower than expected severity on non-catastrophe losses related to package business. The increase in the expense ratio is due to the adverse effect of a lower earned premium base compared to the prior year period.

Personal lines. Net written premiums for personal lines decreased by 18.4% to $137.9 million in the three months ended June 30, 2009 from $168.9 million in the three months ended June 30, 2008. In traditional personal lines, net written premiums decreased 15.5% to $115.7 million. In an effort to further reduce our property catastrophe exposure in the Northeast, we entered into a 30% quota share agreement with a group of reinsurers effective from January 1, 2009 through December 31, 2009. During the three months ended June 30, 2009, we ceded $16.4 million of written premiums from our Northeast homeowners business written through OneBeacon Insurance Company (OBIC) and its subsidiary companies, along with Adirondack Insurance Exchange and New Jersey Skylands Insurance Association in New York and New Jersey, respectively. Excluding the impact of the homeowners quota share, traditional personal lines net written premium decreased 3.6%. Further, net written premiums at AutoOne decreased 28.0% to $22.1 million primarily due to declines in New York’s assigned risk pool. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $133 million in 2009, down from $150 million in 2008, $179 million in 2007 and $253 million in 2006. We expect a reduction in AutoOne’s premium volume reflective of these trends.

The personal lines combined ratio for the three months ended June 30, 2009 increased to 99.1% from 97.5% for the three months ended June 30, 2008. The loss and LAE ratio increased 2.0 points to 66.6%, while the expense ratio decreased by 0.4 points to 32.5%. The current accident year loss and LAE ratio including catastrophes increased 3.2 points as compared to the prior year period reflecting higher current accident year non-catastrophe loss ratios in automobile liability. The three months ended June 30, 2009 included 4.1 points of adverse loss reserve development in the three months ended June 30, 2009 related to AutoOne and traditional personal lines, compared with 5.3 points of adverse loss reserve development in the three months ended June 30, 2008, primarily related to personal automobile liability at AutoOne. The decrease in the expense ratio was primarily due to lower policy acquisition expenses as a result of the homeowners quota share, as described above.

Run-off.  Run-off business generated an underwriting loss of $2.3 million in the three months ended June 30, 2009, compared to an underwriting loss of $13.3 million in the three months ended June 30, 2008. The decrease was primarily due to lower loss and LAE in the three months ended June 30, 2009 which included $2.1 million of loss and LAE, compared with $13.1 million of loss and LAE in the three months ended June 30, 2008 driven primarily by $9.2 million of incurred unallocated loss adjustment expenses (ULAE) in connection with the Liberty Mutual Insurance Group (Liberty Mutual) settlement.

Insurance Operations— Six months ended June 30, 2009 versus six months ended June 30, 2008

Specialty lines. Net written premiums for specialty lines increased by 31.9% to $355.4 million in the six months ended June 30, 2009 from $269.5 million in the six months ended June 30, 2008. The increase of $31.5 million compared to the prior year period was primarily due to $74.4 million in net written premiums from our collector car and boat business that we began writing in the second quarter of 2008. The increase compared to prior year period was also due to $28.0 million in net written premiums from EBI which we acquired in the third quarter of 2008, as well as a $18.3 million increase in net written premiums from OBPP and a $11.3 million increase in net written premiums from Specialty Accident and Health.

The specialty lines combined ratio for the six months ended June 30, 2009 decreased to 79.2% from 86.6% for the six months ended June 30, 2008. The loss and LAE ratio decreased 12.4 points to 39.9% while the expense ratio increased 5.0 points to 39.3%. The decrease in the loss and LAE ratio was mainly due to 12.4 points of favorable loss reserve development in the six months ended June 30, 2009 related to lower than expected severity on non-catastrophe losses in professional liability, compared with 7.1 points of favorable loss reserve development in the six months ended June 30, 2008, also driven by lower than expected severity on non-catastrophe losses in professional liability. Further, the current accident year loss and LAE ratio including catastrophes decreased 7.1 points as compared to the prior period due to solid current accident year loss results at OBPP, IMU and our collector car and boat business. The increase in the expense ratio was mainly due to changes in mix of business within the specialty lines businesses and the mix of products offered within those businesses and the related costs incurred to acquire those businesses. Our collector car and boat business and some of our other newer specialty lines businesses receive higher compensation than the previous mix of business.

Commercial lines. Net written premiums for commercial lines decreased by 8.0% to $342.1 million in the six months ended June 30, 2009 from $371.9 million in the six months ended June 30, 2008. The decrease was primarily due to a $31.9 million decrease in our traditional middle market division, reflecting the more competitive marketplace.

The commercial lines combined ratio for the six months ended June 30, 2009 decreased to 93.9% from 100.0% for the six months ended June 30, 2008. The loss and LAE ratio decreased 6.6 points to 56.2%, while the expense ratio increased 0.5 points to 37.7%. The decrease in the loss and LAE ratio was primarily due to lower current accident year catastrophe losses with 1.0 point incurred, compared to 5.3 points in the six months ended June 30, 2008, which were primarily related to losses from tornados in the southeastern United States in our middle market division. In addition, the six months ended June 30, 2009 included 7.7 points of favorable loss reserve development mainly due to lower than expected severity in package business and commercial multi-peril, compared to 4.0 points related to lower than expected severity in package business, commercial multi-peril and OneBeacon Specialty Property in the six months ended June 30, 2008. The expense ratio for the six months ended June 30, 2009 was essentially flat when compared to the six months ended June 30, 2008.

Personal lines. Net written premiums for personal lines decreased by 14.0% to $269.6 million in the six months ended June 30, 2009 from $313.6 million in the six months ended June 30, 2008. In traditional personal lines, net written premium decreased 12.2% to $216.7 million. During the six months ended June 30, 2009, we ceded $30.0 million of written premiums from our Northeast homeowners business under the quota share agreement described above. Excluding the impact of the homeowners quota share, traditional personal lines net written premium decreased 0.1%. Further, net written premiums at AutoOne decreased 20.2% to $52.8 million primarily due to declines in New York’s assigned risk pool, as described above.

The personal lines combined ratio for the six months ended June 30, 2009 increased to 108.2% from 96.5% for the six months ended June 30, 2008. The loss and LAE ratio increased 13.3 points to 78.0%, while the expense ratio decreased by 1.6 points to 30.2%. The increase in the loss and LAE ratio was mainly due to 11.6 points of adverse loss reserve development in the six months ended June 30, 2009 primarily related to personal injury protection litigation at AutoOne, compared with 2.3 points of adverse loss reserve development in the six months ended June 30, 2008, primarily related to personal automobile liability at AutoOne. The decrease in the expense ratio was primarily due to lower policy acquisition expenses as a result of the homeowners quota share, as described above.

Run-off.  Run-off business generated an underwriting loss of $2.1 million in the six months ended June 30, 2009, compared to an underwriting loss of $16.3 million in the six months ended June 30, 2008. The decrease was primarily due to lower loss and LAE in the six months ended June 30, 2009 which included $3.5 million of loss and LAE, compared with $16.0 million of loss and LAE in the six months ended June 30, 2008 driven primarily by $9.2 million of incurred ULAE related to the Liberty Mutual settlement, as described above.

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

A summary of results from our Other Operations segment for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	($ in millions)
Net investment (expense) income	$(0.2)	$3.4	$0.1	$10.4
Net realized and unrealized investment gains (losses)	0.1	(0.2)	0.1	(2.9)
Net other revenues (expenses)	1.4	(0.4)	3.5	(0.8)
Total revenues	1.3	2.8	3.7	6.7
General and administrative expenses	1.9	2.3	3.4	4.6
Accretion of fair value adjustment to loss and LAE reserves	1.3	3.0	2.7	6.0
Interest expense on debt	9.7	10.6	19.8	21.1
Interest expense—dividends and accretion on preferred stock	—	15.8	—	33.4
Total expenses	12.9	31.7	25.9	65.1
Pre-tax loss	$(11.6)	$(28.9)	$(22.2)	$(58.4)

Other Operations Results—Three months ended June 30, 2009 versus three months ended June 30, 2008

Our Other Operations segment reported a pre-tax loss of $11.6 million in the three months ended June 30, 2009, compared to a pre-tax loss of $28.9 million for the three months ended June 30, 2008. The decrease in loss was primarily related to a decrease in interest expense related to the Berkshire Preferred Stock which was redeemed in the second quarter of 2008. Further, net other revenues (expenses) increased mainly due to a $1.9 million gain related to OBIC’s purchase of a portion of our Senior Notes. These decreases were partially offset by a decrease in net investment (expense) income to $(0.2) million in the three months ended June 30, 2009, compared to $3.4 million in the prior year period. Net investment income in the three months ended June 30, 2008 included $2.5 million related to assets held in trust for the Berkshire Preferred Stock.

Other Operations Results—Six months ended June 30, 2009 versus six months ended June 30, 2008

Our Other Operations segment reported a pre-tax loss of $22.2 million in the six months ended June 30, 2009, compared to a pre-tax loss of $58.4 million for the six months ended June 30, 2008. The decrease in loss was primarily related to a decrease in interest expense related to the Berkshire Preferred Stock which was redeemed in the second quarter of 2008. Further, net other revenues (expenses) increased mainly due to a $4.4 million gain related to the purchase of a portion of our Senior Notes. The decrease in interest expense was partially offset by a decrease in net investment income to $0.1 million in the six months ended June 30, 2009, compared to $10.4 million in the prior year period, principally due to a lower average invested asset base and lower investment yields. Net investment income in the six months ended June 30, 2008 included $6.2 million related to assets held in trust for the Berkshire Preferred Stock.

Summary of Investment Results

Investment Philosophy

Our long-term investment philosophy has historically been to maximize our after tax total risk-adjusted return. Under this approach, each dollar of after tax investment income and realized and unrealized gains and losses is valued equally. We recently shifted our investment philosophy from a total return focus to a capital preservation focus in response to the significant declines and high volatility in equity markets, the lack of liquidity in the credit markets and the widening of credit spreads on fixed income securities experienced in the later half of 2008. In particular, we significantly reduced the size of our equity portfolio and now have a larger percentage of our invested assets in cash and short-term investments than we have in the past under a total return approach. We expect to return to our long-term total return investment philosophy in the future when conditions are more favorable.

Our investment portfolio mix as of June 30, 2009 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments which are comprised of common stock, convertible bonds and other investments such as hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible bonds and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.

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

Investment Returns

A summary of our consolidated pre-tax investment results for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	($ in millions)
Net investment income (1)	$36.1	$44.6	$58.0	$94.7
Net realized investment (losses) gains	(8.6)	(1.7)	(64.9)	2.0
Change in net unrealized investment gains and losses	136.0	(0.9)	186.4	(60.0)
Total GAAP pre-tax investment results	$163.5	$42.0	$179.5	$36.7

(1)             Includes $2.5 million and $6.2 million, respectively, of net investment income for assets held in trust for the three and six months ended June 30, 2008.

Gross investment returns versus typical benchmarks for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30, (1)(2)		Six months ended June 30, (1)(2)
	2009	2008	2009	2008
Fixed maturity investments	5.2%	(0.3)%	7.3%	1.1%
Short-term investments	0.2	0.7	0.4	1.9
Total fixed income	4.2	(0.2)	5.7	1.2
Barclays U.S. Intermediate Aggregate Index	1.7	(1.0)	2.6	1.1
Common stock	10.9	4.3	(14.5)	1.2
Convertible bonds	5.5	(1.2)	5.5	(3.9)
Total common stock and convertible bonds	6.9	2.8	(2.4)	(0.3)
Other investments	4.1	5.3	5.9	2.6
Total common stock, convertible bonds and other investments	5.8	3.3	0.4	0.4
S&P 500 Index (total return)	15.9	(2.7)	3.2	(11.9)
Total consolidated portfolio	4.4%	1.0%	4.9%	0.9%

(1)          Includes $2.5 million and $6.2 million, respectively, of net investment income for assets held in trust, for the three and six months ended June 30, 2008.

(2)          Gross investment income returns exclude investment expenses of $2.9 million and $3.9 million, respectively, for the three months ended June 30, 2009 and 2008, and $5.8 million and $7.2 million, respectively, for the six months ended June 30, 2009 and 2008.

Investment Returns—Three months ended June 30, 2009 versus three months ended June 30, 2008

Overview

Our total pre-tax investment results were $163.5 million, a return of 4.4% for the three months ended June 30, 2009, compared to $42.0 million, a return of 1.0% for the three months ended June 30, 2008. Net investment income in the three months ended June 30, 2009 was $36.1 million, a decrease of $8.5 million, compared to $44.6 million in the three months ended June 30, 2008. The decrease was principally due to a lower average invested asset base and lower investment yields. Contributing to the lower investment yields was a $2.6 million inflation adjustment related to our inflation indexed treasury securities for the three months ended June 30, 2009 as compared to a $4.3 million inflation adjustment related to these securities for the three months ended June 30, 2008. Net investment income in the three months ended June 30, 2008 included $2.5 million related to assets held in trust. Net realized investment (losses) gains were $(8.6) million in the three months ended June 30, 2009, a decrease of $6.9 million compared to $(1.7) million in the three months ended June 30, 2008. The change in net unrealized investment gains and losses resulted in a gain of $136.0 million in the three months ended June 30, 2009, compared to a loss of $0.9 million in the three months ended June 30, 2008.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 4.2% for the three months ended June 30, 2009, compared to (0.2)% for the three months ended June 30, 2008. The fixed maturity portfolio, in particular the corporate bond portfolio, performed well during the three months ended June 30, 2009, driven by spread tightening and having avoided the credit losses affecting many financial institutions. The three months ended June 30, 2009 included $5.5 million in net realized losses. During the three months ended June 30, 2009 and 2008, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 3 years for both periods which performed consistent with its characteristics and above the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark.

Common stock, convertible bonds and other investments

Our total common stock, convertible bond and other investments portfolio returned 5.8% for the three months ended June 30, 2009, compared to 3.3% for the three months ended June 30, 2008. Our total common stock and convertible bond portfolio returned 6.9% and 2.8% for the three months ended June 30, 2009 and 2008, respectively, or 9.0 percentage points worse and 5.5 percentage points better, respectively, than the Standard & Poor’s 500 Index (S&P 500) benchmark.  The S&P rebounded during the three months ended June 30, 2009; given the reduction in the size of our equity portfolio discussed previously, we are more heavily weighted in convertible bonds than in common stocks resulting in our underperforming the S&P benchmark. The three months ended June 30, 2009 included $7.7 million in net realized gains related to our common stock and convertible bond investments. Our other investment portfolio returned 4.1% for the three months ended June 30, 2009, compared to 5.3% for the three months ended June 30, 2008.

Investment Returns—Six months ended June 30, 2009 versus six months ended June 30, 2008

Overview

Our total pre-tax investment results were $179.5 million, a return of 4.9% for the six months ended June 30, 2009, compared to $36.7 million, a return of 0.9% for the six months ended June 30, 2008. Net investment income in the six months ended June 30, 2009 was $58.0 million, a decrease of $36.7 million, compared to $94.7 million in the six months ended June 30, 2008. The decrease was principally due to a lower average invested asset base and lower investment yields. Contributing to the lower investment yields was a $(4.6) million inflation adjustment related to our inflation indexed treasury securities for the six months ended June 30, 2009 as compared to a $7.1 million inflation adjustment related to these securities for the six months ended June 30, 2008. Net investment income in the six months ended June 30, 2008 included $6.2 million related to assets held in trust. Net realized investment (losses) gains were $(64.9) million in the six months ended June 30, 2009, a decrease of $66.9 million compared to $2.0 million in the six months ended June 30, 2008. The decrease was mainly due to $23.5 million of realized losses on the sales of common stock and convertible bond investments resulting from the reduction in the size of the equity portfolio in the six months ended June 30, 2009 discussed previously. The change in net unrealized investment gains and losses resulted in a gain of $186.4 million in the six months ended June 30, 2009, compared to a loss of $60.0 million in the six months ended June 30, 2008.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 5.7 % for the six months ended June 30, 2009, compared to 1.2% for the six months ended June 30, 2008. The fixed maturity portfolio, in particular the corporate bond portfolio, performed well during the six months ended June 30, 2009, driven by spread tightening and having avoided the credit losses affecting many financial institutions. The six months ended June 30, 2009 included $(23.6) million in net realized losses. During the six months ended June 30, 2009 and 2008, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 3 years for both periods which performed consistent with its characteristics and above the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark.

Common stock, convertible bonds and other investments

Our total common stock, convertible bond and other investments portfolio returned 0.4% for both the six months ended June 30, 2009 and 2008. Our total common stock and convertible bond portfolio returned (2.4)% and (0.3)% for the six months ended June 30, 2009 and 2008, respectively, or 5.6 percentage points worse and 11.6 percentage points better, respectively, than the S&P 500 benchmark. The S&P rebounded during the first half of 2009; given the reduction in the size of our equity portfolio discussed previously, we are more heavily weighted in convertible bonds than in common stocks resulting in our underperforming the S&P benchmark. We recorded $31.2 million in net realized losses in the six months ended June 30, 2009, which included $23.5 million of net realized losses on the sales of common stock and convertible bond investments resulting from the reduction in the size of the equity portfolio discussed previously. Our other investment portfolio returned 5.9% for the six months ended June 30, 2009, compared to 2.6% for the six months ended June 30, 2008.

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

Effective January 1, 2008, we adopted SFAS 159 for our available-for-sale securities and our investments in hedge funds and private equity funds. Consistent with the guidance in SFAS 159, in conjunction with the adoption, these securities are now reported as trading securities. Upon adoption, we recorded an adjustment of $180.6 million to reclassify net unrealized gains, after tax, and net unrealized foreign currency translation gains, after tax, related to investments from accumulated other comprehensive income to opening retained earnings. Subsequent to adoption, we report changes in fair value in revenues before the effect of tax.

We use brokers and outside pricing services to assist in determining fair values. For investments in active markets, we use the quoted market prices provided by the outside pricing services to determine fair value. The outside pricing services we use have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable, we utilize fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. In circumstances where observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the SFAS 157 fair value hierarchy.

Our process to validate the market prices obtained from the outside pricing sources includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

Other investments, which are comprised of hedge funds and private equity funds, are carried at fair value based upon our proportionate interest in the underlying fund’s net asset value, which is deemed to approximate fair value. The fair value of our investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds’ underlying investments in accordance with SFAS 157.  We employ a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager.  However, since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable.  Accordingly, the fair values of our investment in hedge funds and private equity funds have been classified as Level 3 under SFAS 157.

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with SFAS 157.  In circumstances where our portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly.  At June 30, 2009 and December 31, 2008, we did not record an adjustment to the net asset value related to our investments in hedge funds or private equity funds.

As of both June 30, 2009 and December 31, 2008, other investments represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of June 30, 2009 and December 31, 2008 were comprised of $117.2 million and $117.3 million, respectively, in hedge funds, $58.1 million and $65.2 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At June 30, 2009 and December 31, 2008, we held investments in 19 and 20 hedge funds, respectively, and 17 and 16 private equity funds, respectively. The largest investment in a single fund was $28.6 million and $26.1 million at June 30, 2009 and December 31, 2008, respectively.

As of both June 30, 2009 and December 31, 2008, approximately 92% of the investment portfolio recorded at fair value was priced based upon observable inputs.

The fair value measurements at June 30, 2009 and December 31, 2008 for assets for which we adopted SFAS 159 and any related Level 3 inputs are as follows:

	Fair value at June 30, 2009	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$453.2	$—	—%
Debt securities issued by industrial corporations	1,330.1	0.7	0.1
Municipal obligations	5.2	—	—
Asset-backed securities	870.0	32.1	3.7
Foreign government obligations	20.5	—	—
Preferred stocks	66.2	65.3	98.6
Fixed maturity investments	2,745.2	98.1	3.6
Common equity securities	58.0	29.5	50.9
Convertible bonds	225.5	2.8	1.2
Short-term investments	553.0	—	—
Other investments	189.4	189.4	100.0
Total SFAS 159 assets	$3,771.1	$319.8	8.5%

	Fair value at December 31, 2008	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$409.6	$—	—%
Debt securities issued by industrial corporations	870.2	—	—
Municipal obligations	5.0	—	—
Asset-backed securities	758.9	28.0	3.7
Foreign government obligations	38.6	—	—
Preferred stocks	52.5	51.3	97.7
Fixed maturity investments	2,134.8	79.3	3.7
Common equity securities	276.7	26.2	9.5
Convertible bonds	241.2	—	—
Short-term investments	962.2	—	—
Other investments	196.6	196.6	100.0
Total SFAS 159 assets	$3,811.5	$302.1	7.9%

At June 30, 2009 and December 31, 2008, we held one private preferred stock that represented approximately 98% and 97%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, we had $21.9 million and $20.2 million, respectively, of liabilities recorded at fair value in accordance with SFAS 157 and included in other liabilities as of June 30, 2009 and December 31, 2008. These liabilities relate to securities that have been sold short by a limited partnership that we invest in and are required to consolidate in accordance with GAAP. All of the liabilities included in the $21.9 million and $20.2 million, respectively, have been deemed to have a Level 1 designation as of June 30, 2009 and December 31, 2008. As of December 31, 2008, other liabilities also included $10.4 million related to the fair value of the interest rate swap on the mortgage note. The interest rate swap was deemed to have a Level 2 designation at December 31, 2008. During the second quarter of 2009, we repaid the outstanding balance on the mortgage note and settled the interest rate swap. See Note 6 — “Debt” of the accompanying consolidated financial statements.

The changes in Level 3 fair value measurements for the three and six months ended June 30, 2009 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2009	$79.3	$26.2	$—	$196.6	$302.1
Total net realized and unrealized gains (losses)	(1.0)	0.2	—	(4.6)	(5.4)
Purchases	12.0	—	0.5	3.5	16.0
Sales	(4.2)	—	—	(6.2)	(10.4)
Transfers in	11.2	—	—	—	11.2
Transfers out	(5.3)	—	—	—	(5.3)
Balance at March 31, 2009	$92.0	$26.4	$0.5	$189.3	$308.2
Total net realized and unrealized gains (losses)	15.9	3.1	0.1	7.9	27.0
Purchases	—	—	2.4	0.3	2.7
Sales	(8.5)	—	(0.2)	(8.1)	(16.8)
Transfers in	16.1	—	—	—	16.1
Transfers out	(17.4)	—	—	—	(17.4)
Balance at June 30, 2009	$98.1	$29.5	$2.8	$189.4	$319.8

Level 3 measurements for fixed maturities at March 31, 2009 and June 30, 2009 comprise securities for which the estimated fair value has not been determined based upon quoted market prices for identical or similar securities.

During the three months ended March 31, 2009 two securities for which the quoted market prices provided by a third party source were deemed to be unreliable based upon industry standard pricing models are reflected in “Transfers in” of $11.2 million.  The fair value of these securities were estimated using industry standard pricing models in which we selected inputs using our best judgment. Inputs included matrix pricing, benchmark interest rates, market comparables and other relevant inputs. The industry standard pricing models we use apply the same valuation methodology for all Level 3 measurements for fixed maturities. Because these measurements are not directly observable, they are considered to be Level 3. The fair value for these securities determined using the industry standard pricing models was $0.8 million less than the estimated fair value based upon the third party source. Observable inputs in the form of quoted market prices for these securities had been used at December 31, 2008 to estimate fair value and these securities had been categorized as Level 2 measurements. In addition, during the first quarter one security which had been classified as a Level 3 measurement at December 31, 2008 was recategorized as a Level 2 measurement when quoted market prices became available and were deemed to be reliable at March 31, 2009. This measurement comprises “Transfers out” of $5.3 million for the three months ended March 31, 2009.

During the second quarter, we identified three securities for which the quoted market prices provided by a third party source were deemed to be unreliable based upon industry standard pricing models described above and are reflected in “Transfers in” of $16.1 million. Because these measurements are not directly observable, they are considered to be Level 3.  The fair value for these securities determined using the industry standard pricing models was $1.5 million less than the estimated fair value based upon the third party source. Observable inputs in the form of quoted market prices for these securities had been used at March 31, 2009 to estimate fair value and these securities had been categorized as Level 2 measurements.  In addition, during the second quarter, three securities which had been classified as Level 3 measurements at March 31, 2009 were recategorized as Level 2 measurements when quoted market prices became available and were deemed to be reliable at June 30, 2009. These measurements comprise “Transfers out” of $13.0 million for the three months ended June 30, 2009.

In addition, during the three months ended March 31, 2009, we took control of certain securities that were previously included in securities lending collateral and under the control of the lending agent. Because the pricing methodology and inputs used by the lending agent to estimate fair value for a number of these securities did not provide sufficient transparency to permit validation of the measurements, these measurements were categorized as Level 3 and are included in “Purchases” for the first quarter.  During the second quarter, we were able to obtain quoted market prices for similar or identical securities.  The fair value measurements for these securities were estimated using those observable price inputs and the measurements were reclassified to Level 2 measurements and are included in “Transfers out” of $4.4 million.

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

We purchase commercial and residential mortgage-backed securities to maximize our fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. We are not an originator of residential mortgage loans and did not hold any mortgage-backed securities categorized as sub-prime as of June 30, 2009. In addition, our investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of June 30, 2009. We consider sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., we consider investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage-backed securities that we categorize as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of June 30, 2009, $0.2 million of our mortgage-backed securities were classified as non-prime. All of these non-prime securities have the highest rating ascribed by Moody’s Investors Service, Inc. (Moody’s) (“Aaa”) or Standard & Poor’s Rating Service (Standard & Poor’s) (“AAA”). We did not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

Our investments in asset-backed securities are generally valued using matrix and other pricing models. Key inputs in a typical valuation are benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. At June 30, 2009, the market for our investments in asset-backed securities remained active and, accordingly, we did not adjust the fair value estimates for the effect of illiquidity.

The following table summarizes the carrying value of our mortgage-backed and other asset-backed securities holdings as of June 30, 2009 and December 31, 2008:

	As of June 30,	As of December 31,
	2009	2008
	($ in millions)
Mortgage-backed securities:
Agency (1)
GNMA	$477.9	$367.3
FNMA	111.1	28.5
FHLMC	67.1	84.9
Non-agency:
Residential	42.3	111.9
Commercial	141.1	126.8
Total mortgage-backed securities (2)	839.5	719.4
Other asset-backed securities:
Credit card	3.4	39.5
Auto	26.3	—
Other	0.8	—
Total other asset-backed securities	30.5	39.5
Total asset-backed securities (3)	$870.0	$758.9

(1)          Represents publicly-traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government.

(2)          Approximately 99% of our mortgage-backed securities as of June 30, 2009 and December 31, 2008, respectively, have the highest ratings ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”).

(3)          Of our total asset-backed securities, approximately 98% and 97% as of June 30, 2009 and December 31, 2008, respectively, have the highest ratings ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”).

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

In February 2009, we amended the terms of the securities lending program to give us more control over the investment of borrowers’ collateral and to separate the assets supporting that collateral into a segregated account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral as well as the reinvestment of cash were narrowed to permit investment in only cash equivalent securities, (ii) we have the authority to direct the lending agent to both sell specific collateral securities in the segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) we and the lending agent agreed to manage the securities lending program toward an orderly wind-down. In May 2009, we instructed the lending agent not to make any additional loans of securities and to recall all of the securities on loan and fund the return of collateral to the borrower. As of June 30, 2009, $1.7 million in collateral had not been returned to the borrower.

Prior to February 2009, the collateral was controlled by the lending agent. The lending agent managed the investment of the cash collateral, however, other than in the event of default by the borrower, this collateral was not available to us and was remitted to the borrower by the lending agent upon the return of the loaned securities. Because of these restrictions, we considered our securities lending activities to be non-cash transactions. The fair value of the securities lending collateral was recorded as both an asset and liability on the balance sheet. At December 31, 2008, prior to the amendment of the terms of the securities lending program, the total market value of our securities on loan was $107.7 million with corresponding collateral of $100.7 million. As a result of the actions described above, the securities lending assets are no longer segregated and are included within our investment securities.

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on 2008 statutory surplus of $1.4 billion, our top tier regulated insurance operating subsidiaries have the ability to pay approximately $136 million of dividends during 2009, subject to the availability of unassigned funds. As of March 31, 2009, our top tier regulated insurance operating subsidiaries had $0.9 billion of unassigned funds. As of June 30, 2009, we had approximately $105 million of unrestricted net cash and fixed maturity investments outside of our regulated insurance operating subsidiaries.

During the six months ended June 30, 2009, our regulated operating subsidiaries paid no dividends to OneBeacon Insurance Group LLC.

Economic Defeasance

In connection with our initial public offering, two of our subsidiaries, OBH and OBEH, each established an irrevocable grantor trust. The assets of each trust were solely dedicated to the satisfaction of the payment of dividends and redemption amounts on, respectively, the $300 million liquidation preference of OBH’s Berkshire Preferred Stock and $20 million liquidation preference of Zenith Insurance Company Preferred Stock (Zenith Preferred Stock). OBH and OBEH funded their respective trusts with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government-sponsored enterprises. The scheduled interest and principal payments were sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock and the Zenith Preferred Stock. The creation and funding of the trusts did not legally defease the preferred stock nor create any additional rights for the holders of the preferred stock either in the trust or otherwise, although the assets in the trusts were segregated from OBH’s and OBEH’s other general assets and were not available to OBH or OBEH for any use other than the payment of the Berkshire Preferred Stock and the Zenith Preferred Stock. Assets held in one of the trusts were used to redeem the Zenith Preferred Stock in June 2007, while assets held in the other trust were used to redeem the Berkshire Preferred Stock in May 2008. White Mountains Capital, Inc., a subsidiary of White Mountains, served as the trustee for the irrevocable grantor trusts. Pre-tax net investment income earned on these investments totaled $2.5 million and $6.2 million, respectively, for the three and six months ended June 30, 2008.

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

We calculate our insurance float by taking our net invested assets and subtracting our total capital. The following table illustrates our consolidated insurance float position as of June 30, 2009 and December 31, 2008.

	June 30,		December 31,
	2009		2008
	($ in millions)
Total investments	$3,771.1		$3,811.5
Cash	50.0		53.0
Accounts receivable on unsettled investment sales	4.0		49.0
Accounts payable on unsettled investment purchases	(1.1)		(6.8)
Net invested assets	$3,824.0		$3,906.7
OneBeacon’s shareholders’ equity	$1,284.4		$1,155.1
Debt	641.3		731.9
Total capital	$1,925.7		$1,887.0
Insurance float	$1,898.3		$2,019.7
Insurance float as a multiple of total capital	1.0	x	1.1	x
Net invested assets as a multiple of total capital	2.0	x	2.1	x
Insurance float as a multiple of OneBeacon’s shareholders’ equity	1.5	x	1.7	x
Net invested assets as a multiple of OneBeacon’s shareholders’ equity	3.0	x	3.4	x

Financing

The following table summarizes our capital structure as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	($ in millions)
Senior unsecured notes, carrying value	$627.3	$675.1
Other debt	14.0	56.8
Total debt	641.3	731.9

OneBeacon’s shareholders’ equity	1,284.4	1,155.1
Total capital	$1,925.7	$1,887.0

Ratio of debt to total capital	33.3%	38.8%

We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, given the recent disruptions in the capital markets, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms or at all.

The 5.875% Senior Notes due 2013 of our subsidiary OBH, which we refer to as the Senior Notes, are currently rated “Baa2” (“Medium Grade”, the ninth highest of twenty-one ratings) with a stable outlook by Moody’s, “BBB” (“Adequate”, the ninth highest of twenty-two ratings) with a negative outlook by Standard & Poor’s, “bbb” (“Good”, the ninth highest of twenty-two ratings) with a stable outlook by A.M. Best Company, Inc. and “BBB” (“Good”, the ninth highest of twenty-three ratings) with a negative outlook by Fitch, Inc. During the third quarter of 2008, OBH repurchased $24.0 million of the outstanding Senior Notes for $22.3 million which resulted in a $1.6 million gain. During the first quarter of 2009 OBH repurchased $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain. During the second quarter of 2009, OBIC purchased $37.3 million of outstanding Senior Notes for $35.2 million, which resulted in a $1.9 million gain. During July 2009, OBIC purchased $15.7 million of outstanding Senior Notes for $14.9, which resulted in a $0.8 million gain.

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

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, OBH and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limits the ability of OBH and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At June 30, 2009, OBH was in compliance with all of the covenants under the Senior Notes.

The indenture also contains a cross default provision which provides that if White Mountains as guarantor has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, the default provisions under the indenture to the Senior Notes will be triggered. White Mountains has a revolving credit facility which provides for borrowing up to a maximum of $442 million and which contains restrictive financial covenants. As of June 30, 2009, White Mountains had drawn $200 million under the facility. Refer to “Note 18. Related Party Disclosures” of the Company’s 2008 Annual Report on Form 10-K.

In connection with our December 2005 purchase of land and an office building in Canton, Massachusetts, which is now our U.S. headquarters, we entered into a $40.8 million, 18-year mortgage note to fund renovations. As of December 31, 2008, we had fully drawn on the facility. Repayment on the mortgage note commenced in January 2009. During the three months ended March 31, 2009, we repaid $0.2 million of principal in accordance with the terms of the mortgage note. On May 7, 2009, we repaid $40.6 million, representing the outstanding principal on the mortgage note.

Share Repurchase Program

On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon’s Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the three and six months ended June 30, 2009, no shares were repurchased. During the three and six months ended June 30, 2008, we repurchased and retired 0.5 million and 3.0 million, respectively, of our Class A common shares for $9.4 million and $62.2 million, respectively.

Cash Flows

Detailed information concerning our cash flows for the six months ended June 30, 2009 and 2008 follows:

For the six months ended June 30, 2009

Financing and Other Capital Activities

During the first six months of 2009, we declared and paid $39.9 million in cash dividends to holders of OneBeacon’s common shares.

During the first six months of 2009, we paid a total of $28.6 million in interest, including $20.0 million in interest on the Senior Notes, and repaid a total of $2.2 million in principal on our debt obligations.

During the second quarter of 2009, we repaid the $40.6 million outstanding balance on our mortgage note.

During the second quarter of 2009, OBIC purchased a portion of the Senior Notes for $35.2 million.

During the first quarter of 2009, OBH repurchased a portion of the Senior Notes for $8.1 million.

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

During the first six months of 2008, we paid a total of $22.2 million in interest, including $20.6 million in interest on the Senior Notes, and repaid $2.0 million in principal on our debt obligations.

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

Critical Accounting Estimates

Refer to the Company’s 2008 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of June 30, 2009, there were no material changes to our critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•                     the risks associated with Item 1A of the Company’s 2008 Annual Report on Form 10-K and in Item 1A of this Form 10- Q;

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our 2008 Annual Report on Form 10-K and in particular item 7A — “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2009, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K. Included below are additional sensitivity analyses as of June 30, 2009.

Sensitivity analysis of spread risk

Our overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to spread risks, including credit spreads. Widening and tightening of spreads generally translate into decreases and increases in fair values of fixed maturity investments. The table below summarizes the estimated effects of hypothetical widening and tightening of spreads for different classes of our fixed maturity and convertible bond portfolios. In estimating the impact of hypothetical tightening of spreads, for fixed maturity investments yielding more than the 5 year Constant Maturity Treasury Index (CMT Index) as of June 30, 2009, to the extent their yields would have decreased to levels lower than the 5 year CMT Index as of June 30, 2009, we limited their price appreciation to a level equal to the yield of the 5 year CMT Index.  For fixed maturity investments yielding less than the 5 year CMT Index as of June 30, 2009, we assumed no price appreciation.

	June 30, 2009 Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
	($ in millions)
U.S Government and agency obligations	$453.2	$—	$—	$—	$—
Foreign government obligations	20.5	0.1	0.1	(0.1)	(0.2)

		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed securities	$656.1	$12.7	$6.9	$(7.6)	$(15.0)
Other asset-backed securities	30.5	—	—	(0.1)	(0.2)

		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by industrial corporations	$1,330.1	$100.6	$52.6	$(51.3)	$(99.1)
Municipal obligations	5.2	—	—	(0.4)	(0.7)
Convertible bonds	225.5	8.1	4.0	(5.0)	(9.9)

		Tighten 400	Tighten 200	Widen 200	Widen 400
Non-agency commercial mortgage-backed securities	$141.1	$9.7	$5.8	$(5.5)	$(10.7)

		Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	$66.2	$14.4	$11.6	$(14.6)	$(23.9)
Non-agency residential mortgage-backed securities	42.3	5.5	2.7	(2.5)	(4.7)

Sensitivity analysis of likely changes in fair values of hedge fund and private equity fund investments

Our investment portfolio includes investments in hedge funds and private equity funds. The underlying investments of the hedge funds and private equity funds are typically publicly traded and private common equity investments, and, as such, are subject to market risks that are similar to those in our common equity portfolio.

The following illustrates the estimated effect on June 30, 2009 fair values resulting from hypothetical changes in market value:

	Change in fair value
	10% decline	10% increase	30% decline	30% increase
	($ in millions)
Hedge funds	$(11.7)	$11.7	$(35.2)	$35.2
Private equity funds	$(5.8)	$5.8	$(17.4)	$17.4

Hedge funds and private equity funds returns are commonly measured against the benchmark returns of hedge fund indices and/or the S&P 500 Index. The Hedge Fund Research, Inc. (HFRX) Equal Weighted Strategies

Index is representative of the overall composition of the hedge fund market and is comprised of typical hedge fund strategies, including convertible arbitrage, distressed securities, equity hedge, equity market neutral, event driven, macro, merger arbitrage and relative value arbitrage. The HFRX Equal Weighted Strategies Index applies an equal weight to all constituent strategy indices. The historical returns for each index in the past 5 full years are listed below:

	Year ended December 31,
	2008	2007	2006	2005	2004
HFRX Equal Weighted Strategies Index	-21.9%	4.0%	8.8%	1.3%	2.7%
S&P 500 Index	-37.0%	5.5%	15.8%	4.9%	10.9%

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

The CEO and CFO of the Company (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2009.

PART II.        OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Company from time to time is involved in various routine legal proceedings.  We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.       RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2008 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2009, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2007, the Company’s board of directors authorized the Company to repurchase up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the three and six months ended June 30, 2009, no shares were repurchased.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The Company’s 2009 Annual General Meeting of Members (the 2009 Annual Meeting) was held on June 3, 2009 in Hamilton, Bermuda.  At the 2009 Annual Meeting:

1)             Three directors were elected to serve as Class III directors of the Company with a term ending 2012 as follows:

Director	Votes For*	Votes Withheld
Raymond Barrette	725,513,949	14,878,371
Reid T. Campbell	725,509,486	14,882,834
Morgan W. Davis	725,507,550	14,884,770

The following directors remain in office:  Class I Directors with a term ending in 2010 — Lois W. Grady, T. Michael Miller, Lowndes A. Smith and Kent D. Urness; and Class II Directors with a term ending in 2011 — David T. Foy, Richard P. Howard, Robert R. Lusardi and Ira H. Malis.

2)                                      The appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2009 was approved as follows:

Shares Voted*
For	740,115,278
Against	231,372
Abstain	45,670

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

OneBeacon Insurance Group, Ltd.

	By:	/s/ Ann Marie Andrews
Ann Marie Andrews
Date: July 31, 2009		Chief Accounting Officer