Form 10-Q
period 2009-09-30
OneBeacon Insurance Group, Ltd.
filed 2009-10-30
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2009

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

As of October 28, 2009, 23,366,312 Class A common shares, par value of $0.01 per share, and 71,754,738 Class B common shares, par value of $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value (amortized cost $2,690.8 and $2,246.4)	$2,795.7	$2,134.8
Common equity securities, at fair value (cost $76.6 and $284.6)	81.2	276.7
Convertible bonds, at fair value (amortized cost $224.0 and $255.0)	244.0	241.2
Short-term investments, at amortized cost (which approximates fair value)	730.6	962.2
Other investments, at fair value (cost $145.2 and $178.6)	166.2	196.6
Total investments	4,017.7	3,811.5
Cash	53.0	53.0
Reinsurance recoverable on unpaid losses	686.2	859.4
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,558.1	1,643.9
Reinsurance recoverable on paid losses	17.3	21.7
Premiums receivable	505.8	527.6
Securities lending collateral	—	100.7
Deferred acquisition costs	228.8	225.5
Net deferred tax asset	101.7	252.7
Investment income accrued	26.0	25.7
Ceded unearned premiums	59.1	66.5
Accounts receivable on unsettled investment sales	30.1	49.0
Other assets	290.7	303.6
Total assets	$7,574.5	$7,940.8
Liabilities
Loss and LAE reserves	$4,029.6	$4,294.0
Unearned premiums	1,081.2	1,088.2
Debt	620.4	731.9
Securities lending payable	1.7	107.7
Ceded reinsurance payable	36.3	70.5
Accounts payable on unsettled investment purchases	29.3	6.8
Other liabilities	383.6	469.4
Total liabilities	6,182.1	6,768.5
Shareholders’ equity and noncontrolling interests
OneBeacon’s shareholders’ equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,121,050 and 95,094,199 shares)	1,017.9	1,016.7
Retained earnings	373.1	163.4
Accumulated other comprehensive loss, after tax:
Net unrealized foreign currency translation losses	(0.6)	(0.6)
Other comprehensive loss items	(16.9)	(24.4)
Total OneBeacon’s shareholders’ equity	1,373.5	1,155.1
Total noncontrolling interests	18.9	17.2
Total OneBeacon’s shareholders’ equity and noncontrolling interests	1,392.4	1,172.3
Total liabilities, OneBeacon’s shareholders’ equity and noncontrolling interests	$7,574.5	$7,940.8

See Notes to Consolidated Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	($ in millions, except per share amounts)
Revenues
Earned premiums	$492.8	$471.2	$1,470.8	$1,390.3
Net investment income	34.4	43.1	92.4	137.8
Net realized and unrealized investment gains (losses)	117.6	(355.9)	239.1	(413.9)
Net other revenues	5.7	4.4	16.2	10.6
Total revenues	650.5	162.8	1,818.5	1,124.8
Expenses
Loss and LAE	298.2	303.4	861.9	878.7
Policy acquisition expenses	101.4	92.6	294.3	261.6
Other underwriting expenses	79.4	74.3	236.4	223.6
General and administrative expenses	6.9	7.1	18.9	14.5
Accretion of fair value adjustment to loss and LAE reserves	1.4	3.0	4.1	9.0
Interest expense on debt	9.1	11.0	30.1	33.9
Interest expense—dividends on preferred stock subject to mandatory redemption	—	—	—	11.8
Interest expense—accretion on preferred stock subject to mandatory redemption	—	—	—	21.6
Total expenses	496.4	491.4	1,445.7	1,454.7
Pre-tax income (loss)	154.1	(328.6)	372.8	(329.9)
Income tax (expense) benefit	(44.8)	117.7	(101.3)	120.6
Net income (loss) including noncontrolling interests	109.3	(210.9)	271.5	(209.3)
Less: Net (income) loss attributable to noncontrolling interests	(0.7)	0.6	(1.9)	(1.5)
Net income (loss) attributable to OneBeacon’s shareholders	108.6	(210.3)	269.6	(210.8)
Change in foreign currency translation	—	0.3	—	0.3
Change in other comprehensive income and loss items	0.2	0.5	7.5	0.5
Comprehensive net income (loss) attributable to OneBeacon’s shareholders	$108.8	$(209.5)	$277.1	$(210.0)

Basic and diluted earnings (loss) per share attributable to OneBeacon’s shareholders
Basic:
Net income (loss) attributable to OneBeacon’s shareholders	$1.14	$(2.21)	$2.83	$(2.19)
Diluted:
Net income (loss) attributable to OneBeacon’s shareholders	$1.14	$(2.21)	$2.83	$(2.19)

Dividends declared and paid per share	$0.21	$0.21	$0.63	$2.66

See Notes to Consolidated Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	OneBeacon’s Shareholders’ Equity
	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive (loss) income, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2009	$1,155.1	$1,016.7	$163.4	$(25.0)	$17.2
Net income	269.6	—	269.6	—	1.9
Accrued option expense	0.9	0.9	—	—	—
Issuance of common shares	0.3	0.3	—	—	0.3
Dividends	(59.9)	—	(59.9)	—	(0.6)
Contributions	—	—	—	—	5.1
Distributions	—	—	—	—	(5.0)
Other comprehensive income, after tax	7.5	—	—	7.5	—
Balances at September 30, 2009	$1,373.5	$1,017.9	$373.1	$(17.5)	$18.9

	OneBeacon’s Shareholders’ Equity
	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss), after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2008	$1,906.5	$1,084.4	$641.0	$181.1	$21.3
Adjustment to adopt ASC 825, after tax	—	—	180.6	(180.6)	—
Net (loss) income	(210.8)	—	(210.8)	—	1.5
Accrued option expense	1.2	1.2	—	—	—
Issuance of common shares	—	—	—	—	0.3
Repurchases and retirements of common shares	(68.8)	(68.8)	—	—	—
Dividends	(255.5)	—	(255.5)	—	(0.6)
Contributions	—	—	—	—	1.0
Distributions	—	—	—	—	(2.3)
Other comprehensive income, after tax	0.8	—	—	0.8	—
Balances at September 30, 2008	$1,373.4	$1,016.8	$355.3	$1.3	$21.2

See Notes to Consolidated Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2009	2008
	($ in millions)
Cash flows from operations:
Net income (loss) including noncontrolling interests	$271.5	$(209.3)
Charges (credits) to reconcile net income (loss) to cash flows used for operations:
Net realized and unrealized investment (gains) losses	(239.1)	413.9
Net realized gains from sale of common stock of subsidiary	—	(1.0)
Net realized loss on settlement of interest rate swap	7.4	—
Net other realized gains	(5.4)	—
Dividends paid on mandatorily redeemable preferred stock of subsidiary	—	11.8
Deferred income tax expense (benefit)	147.0	(149.1)
Other operating items:
Net change in loss and LAE reserves	(264.4)	(72.3)
Net change in unearned premiums	(7.0)	102.5
Net change in ceded reinsurance payable	(34.2)	(5.2)
Net change in premiums receivable	21.8	(51.5)
Net change in reinsurance recoverable on paid and unpaid losses	263.4	87.1
Net change in other assets and liabilities	(47.4)	(115.7)
Net cash provided from operations	113.6	11.2
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	233.6	(203.3)
Purchases of short-term held-to-maturity investments	—	(7.1)
Maturities of fixed maturity investments	389.5	929.6
Maturities of fixed maturity investments held-to-maturity	—	312.6
Sales of fixed maturity investments	528.9	558.8
Sales of common equity securities	214.3	179.9
Sales of convertible bonds	123.5	188.7
Distributions and redemptions of other investments	44.7	20.7
Purchases of fixed maturity investments	(1,380.2)	(956.7)
Purchases of common equity securities	(37.8)	(95.7)
Purchases of convertible bonds	(89.9)	(320.0)
Contributions for other investments	(6.5)	(22.5)
Sale of common stock of subsidiary, net of sales costs	—	4.2
Purchase of subsidiary	—	(7.3)
Net change in unsettled investment purchases and sales	41.4	64.1
Net acquisitions of property and equipment	(1.8)	(0.6)
Net cash provided from investing activities	59.7	645.4
Cash flows from financing activities:
Repayment of debt	(42.8)	(2.0)
Settlement of interest rate swap	(7.4)	—
Repurchases of Senior Notes	(63.2)	(22.3)
Cash dividends paid to common shareholders	(59.9)	(255.5)
Repurchases and retirements of Class A common shares	—	(68.8)
Redemption of mandatorily redeemable preferred stock of subsidiary	—	(300.0)
Dividends paid on mandatorily redeemable preferred stock of subsidiary	—	(11.8)
Net cash used for financing activities	(173.3)	(660.4)
Net change in cash during period	—	(3.8)
Cash balance at beginning of period	53.0	49.4
Cash balance at end of period	$53.0	$45.6

Supplemental cash flows information:
Interest paid	$21.6	$23.1
Net tax (refunds) payments to national governments	(1.9)	60.8

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

OneBeacon was acquired by White Mountains Insurance Group, Ltd. (“White Mountains”) from Aviva plc (“Aviva”, formerly CGNU) in 2001 (the “OneBeacon Acquisition”). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company’s common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of September 30, 2009 and December 31, 2008, White Mountains owned 75.4% and 75.5%, respectively, of the Company’s common shares. Within this report, the term “OneBeacon” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a Bermuda exempted limited company with its headquarters located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company’s principal executive office is located at 601 Carlson Parkway, Minnetonka, Minnesota 55305, its U.S. headquarters are located at 1 Beacon Lane, Canton, Massachusetts 02021 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. OneBeacon’s reportable segments are Insurance Operations and Other Operations, as defined below.

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

Recently Adopted Changes in Accounting Principles

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” which establishes the FASB Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP. Subsequently codified as ASC 105, the standard is effective for interim and annual periods ending after September 15, 2009. All existing non-Securities and Exchange Commission (“SEC”) accounting and reporting were superseded by the Codification. OneBeacon adopted the Codification for the interim period ending September 30, 2009. Adoption had no effect on OneBeacon’s accounting policies or financial statement presentation. The Codification did change the basis for reference to authoritative GAAP guidance, and, accordingly, OneBeacon’s note disclosures reflect the references under Codification.

Business Combinations and Noncontrolling Interests

On January 1, 2009, OneBeacon adopted SFAS No. 141 (Revised 2007), “Business Combinations — A Replacement of FASB Statement No. 141”, subsequently codified as ASC 805, and SFAS No. 160, “Noncontrolling Interests — an amendment to ARB 51”, subsequently codified within ASC 810.

ASC 805 requires the acquiring company to recognize the fair value of all assets acquired and liabilities assumed at their fair values at the acquisition date, with certain exceptions including income taxes which will continue to be accounted for under SFAS No. 109, “Accounting for Income Taxes”, subsequently codified as ASC 740. This represents a basic change in approach from the old cost allocation method used prior to the revision. In addition, ASC 805 changes the accounting for step acquisitions since it requires recognition of all assets acquired and liabilities assumed, regardless of the acquirer’s percentage of ownership in the acquiree. This means that the acquirer will measure and recognize all of the assets, liabilities and goodwill, not just the acquirer’s share. Assets and liabilities arising from contractual contingencies are to be recognized at the acquisition date, at fair value. Non-contractual contingencies are to be recognized when it is more likely than not that they meet the Statement of Financial Accounting Concepts No. 6, “Elements of Financial Statements (A Replacement of FASB Concepts Statement No. 3—Incorporating an Amendment of FASB Concepts Statement No. 2)” criteria for an asset or liability. Previously, recognition of preacquisition contingencies was deferred until the criteria in SFAS No. 5, “Accounting for Contingencies”, subsequently codified as ASC 450, had been met. Changes in the amount of deferred taxes arising from a business combination are to be recognized in either income or through a change in contributed capital, depending on the circumstances. Previously under ASC 740, such changes were recognized through goodwill. Acquisition related costs, such as legal fees and due diligence costs would be expensed and would not be recognized as part of goodwill. The classification of insurance and reinsurance contracts is re-evaluated at the acquisition date only if their terms were changed in connection with the acquisition. ASC 805 applies prospectively to business combinations effective January 1, 2009. ASC 805 did not impact OneBeacon’s previous transactions involving purchase accounting.

ASC 810 requires all companies to account for noncontrolling interests (formerly referred to as “minority interests”) in subsidiaries as equity, clearly identified and presented separately from parent company equity. Once a controlling interest has been acquired, any subsequent acquisitions or dispositions of noncontrolling interests that do not result in a change of control are to be accounted for as equity transactions. Assets and liabilities acquired are measured at fair value only once; at the original acquisition date, i.e., the date at which the acquirer gained control. When a subsidiary is deconsolidated, any retained noncontrolling equity investment is to be measured at fair value with the gain or loss on the deconsolidation being measured using fair value rather than the carrying amount of the retained ownership interest. The recognition and measurement requirements of ASC 810 apply prospectively upon adoption; the presentation and disclosure requirements must be retrospectively applied. Accordingly, upon adoption of ASC 810, OneBeacon has changed the presentation of its financial statements for prior periods to conform to the required presentation as follows: noncontrolling interests are presented on the balance sheets within equity, separate from OneBeacon’s shareholders’ equity; the portion of net income and comprehensive income attributable to OneBeacon’s common shareholders and the noncontrolling interests are presented separately on the consolidated statements of operations and comprehensive income (loss); and the consolidated statements of shareholders’ equity include a reconciliation of the noncontrolling interests from the beginning to the end of each reporting period.

Derivatives and Hedging Activities

On January 1, 2009, OneBeacon adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133”, subsequently codified within ASC 815. Under ASC 815, companies that use derivatives must disclose the following:  objectives and strategies for using derivative instruments in terms of underlying risk and accounting designation; the fair values of derivative instruments and their gains and losses in a tabular format; and information about credit-risk-related contingent features. The adoption had no impact on OneBeacon’s financial position or results of operations. See Note 6 for disclosures related to OneBeacon’s interest rate swap.

Participating Securities Granted in Share-Based Payment Transactions

On January 1, 2009, OneBeacon adopted FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities”, subsequently codified within ASC 260, which addresses whether instruments granted in share-based payment transactions should be considered participating securities prior to vesting. Under ASC 260, instruments that hold unforfeitable rights to dividends or dividend equivalents, regardless of whether paid or unpaid, should be considered participating securities and accordingly should be included in the calculation of earnings per share under the two-class method instead of the treasury stock method. Unvested restricted stock issued under employee incentive compensation plans containing such dividend participation features would be considered participating securities. None of OneBeacon’s share-based payment transactions include participating securities. The adoption did not impact OneBeacon’s earnings per share calculation. See Note 12 for the calculation of earnings per share.

Fair Value Measurements

On January 1, 2009, OneBeacon adopted FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, subsequently codified within ASC 820. Fair value measurement under ASC 820 was delayed for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. OneBeacon adopted ASC 820 for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) as of January 1, 2008 with respect to its investments securities. Refer to Note 5 for the required disclosures related to investment securities. The adoption of ASC 820 with regard to nonfinancial assets and nonfinancial liabilities had no impact on OneBeacon’s financial position or results of operations.

Other-Than-Temporary Impairments

On June 30, 2009, OneBeacon adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, subsequently codified within ASC 320, which amends the guidance for other-than temporary impairments for debt securities classified as held-to-maturity or available-for-sale. ASC 320 requires that in evaluating if an impairment of a debt security is other-than-temporary, the entity is to assess whether it has the intent to sell the security or if it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered to be impaired. The portion of the impairment loss related to a credit loss is to be recognized in earnings. The portion of the impairment loss related to factors other than credit loss is recognized in other comprehensive income. Upon adoption, a cumulative effect adjustment to the opening balance of retained earnings shall be recorded with a corresponding adjustment to accumulated other comprehensive income.

OneBeacon accounts for its investments in debt securities under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, subsequently codified as ASC 825, and accordingly, all changes in the fair value of its debt securities are recognized in revenues regardless of whether or not such changes in fair value represent a temporary or other-than-temporary decline in value. Accordingly, the adoption of ASC 320 had no effect on OneBeacon’s method of accounting for its portfolio of investment securities.

Determining Fair Values in an Inactive Market and Distressed Transactions

On June 30, 2009, OneBeacon adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, subsequently codified within ASC 820. ASC 820 provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. Factors to consider include few recent transactions, price quotations that are not based on current information or which vary substantially over time or among market makers, a significant increase in implied liquidity risk premiums, yields, or performance indicators, a wide bid-ask spread, a significant decline or absence of a market for new issuances or limited information released publicly. A reporting entity should evaluate whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal activity for the asset or liability or similar assets or liabilities. If the reporting entity concludes that there has been a significant decrease in the volume and level of activity, transactions or quoted prices may not be determinative of fair value. Further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. In addition, ASC 820 expands interim disclosures to require a description of the inputs and valuation techniques used to estimate fair value and a discussion of changes during the period. The adoption of ASC 820 had no material impact on OneBeacon’s financial position or results of operations.

Interim Fair Value Disclosures

On June 30, 2009, OneBeacon adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), subsequently codified within ASC 825, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), subsequently codified within ASC 820, and Accounting Principles Board Opinion (“APB”) No. 28, “Interim Financial Reporting”, subsequently codified as ASC 270. Under ASC 825, a publicly traded company shall disclose in the body or the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for its annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value. An entity shall also disclose the method(s) and significant assumptions used to estimate the fair value of the financial instruments and any changes in the method(s) and significant assumptions, if any, during the period. OneBeacon carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rated, long-term indebtedness. See Note 11 for required disclosures.

Subsequent Events

On June 30, 2009, OneBeacon adopted SFAS No. 165, “Subsequent Events”, subsequently codified within ASC 855, which establishes principles and requirements for subsequent events. ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements. Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading. ASC 855 requires disclosure of the date through which subsequent events have been evaluated. For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made. The adoption of ASC 855 had no impact on the recognition or disclosure of subsequent events. OneBeacon evaluates subsequent events through the date it files its Quarterly Report on Form 10-Q with the SEC. For the period ended September 30, 2009, this date was October 30, 2009.

Recent Accounting Pronouncements

Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, subsequently codified within ASC 715, which requires additional disclosures regarding plan assets of a defined benefit pension or other postretirement plan. The disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This requirement is effective for fiscal years ending after December 15, 2009 with earlier adoption permitted. OneBeacon is currently evaluating the potential impact of adoption.

Transfers of Financial Assets and Amendments to FIN 46R

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”) and SFAS No. 167, “Amendments to FIN46(R)” (“SFAS 167”). SFAS 166 eliminates the concept of a qualifying special-purpose entity (“QSPE”) and accordingly, any existing QSPE must be evaluated for consolidation upon adoption of SFAS 166. Under SFAS 166, the appropriateness of derecognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets. The evaluation must consider any continuing involvement by the transferor. SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, subsequently codified as ASC 810, to clarify the application of consolidation accounting for entities for which the controlling financial interest might not be solely identified through voting rights. The guidance under SFAS 167 still requires a reporting entity to perform an analysis to determine if its variable interests give it a controlling financial interest in a variable interest entity (“VIE”). The analysis required identifies the primary beneficiary of a VIE as the entity having both of the following:

•             The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and

•             The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

In addition, a reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance. The concept of a reconsideration event is retained and an ongoing reassessment of whether a reporting entity is the primary beneficiary of a VIE is required. Specifically, the list of reconsideration events includes a change in facts and circumstances where the holders of an equity investment at risk as a group lose the power from voting or similar rights to direct the activities of the entity that most significantly affect the entity’s economic performance. In addition, a troubled debt-restructuring is now defined as a reconsideration event. Both statements expand required disclosures and are effective as of the beginning of the first annual reporting period that begins after November 15, 2009. OneBeacon is currently evaluating the potential impact of adoption.

Measuring Liabilities at Fair Value

On August 29, 2009 the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value” which amends the guidance for measuring the fair value for liabilities (ASC 820). The ASU provides additional guidance for circumstances where a quoted price in an active market for an identical liability is not available and permits use of the quoted price for an identical liability when traded as an asset or quoted prices for similar liabilities when traded as an asset. The ASU also notes that valuation techniques consistent with the fair value principles of ASC 820 may be used, including a present value technique or market approach based on the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into an identical liability at the measurement date. The guidance in the ASU is effective for the first interim reporting period beginning after issuance, which would be the reporting period ending December 31, 2009 for OneBeacon. OneBeacon has liabilities recorded at fair value in accordance with ASC 820 and included in other liabilities. These liabilities relate to securities that have been sold short by a limited partnership that OneBeacon invests in and is required to consolidate in accordance with GAAP. OneBeacon is currently studying the guidance in the ASU to evaluate the expected effect of adoption.

Alternative Investments

On September 30, 2009 the FASB issued ASU 2009-12, “Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent),” the final standard amending ASC 820 with respect to alternative investments. Alternative investments include ownership interests in hedge funds and private equity funds, which OneBeacon includes in other investments. Under the ASU, the fair value of an alternative investment may be estimated based on net asset value per share (“NAV”) as reported by the investee, subject to certain requirements. The investee must calculate its NAV in accordance with the measurement principles of ASC 946 (U.S. GAAP for Investment Companies), meaning that the investee’s underlying investments have been measured at fair value. In addition, in circumstances where the investor intends to sell the investment for an amount that differs from the NAV, NAV may not be used to estimate fair value. The ASU also expands required disclosures, including requiring the amount of unfunded commitments, a description of the terms and conditions upon which the investor may redeem investments, the circumstances in which an otherwise redeemable investment might not be redeemable (for instance, investment subject to a lockup period) as well as an estimate of when the restriction will lapse and, in circumstances where the investment cannot be redeemed but the investor receives distributions through the liquidation of the underlying assets, an estimate of the period of time over which the underlying assets are expected to be liquidated. The ASU is effective for interim and annual periods ending after December 15, 2009 and may be adopted early. OneBeacon expects to adopt the ASU as of December 31, 2009 and is currently evaluating the expected effect of adoption.

NOTE 2. Acquisitions and Dispositions

During the first nine months of 2009, there were no acquisitions or dispositions.

During the third quarter of 2008, OneBeacon acquired Entertainment Brokers International Insurance Services (“EBI”), an insurance agency specializing in the entertainment, sports and leisure industries, for $8.0 million. OneBeacon paid $7.3 million in cash as of September 30, 2008 with the remaining $0.7 million paid in cash in October 2008. In connection with the purchase of EBI, which was accounted for as an acquisition under the purchase method of accounting in accordance with GAAP at the time of the acquisition, OneBeacon recorded the identifiable assets and liabilities of EBI at their fair value at acquisition date. Significant assets and liabilities acquired include premiums and commissions receivable of $16.6 million and premiums and commissions payable of $16.1 million. After allocating the purchase price to identifiable tangible assets and liabilities, OneBeacon also recorded an adjustment to allocate the remaining acquisition cost to an intangible asset of $9.5 million which represents the value of business in force at the acquisition date. The amortization associated with the intangible asset will be amortized over a 10-year period in proportion to the timing of the discounted cash flows used to value the business.

During the first quarter of 2008, OneBeacon sold one of its inactive licensed subsidiaries, Midwestern Insurance Company, to National Guaranty Insurance Company for $4.2 million in cash and recorded a pre-tax gain of $1.0 million through net other revenues.

NOTE 3. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of OneBeacon’s insurance subsidiaries for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	($ in millions)
Gross beginning balance	$4,060.5	$4,425.5	$4,294.0	$4,480.3
Less beginning reinsurance recoverable on unpaid losses	(2,301.2)	(2,571.9)	(2,503.3)	(2,629.5)
Net loss and LAE reserves	1,759.3	1,853.6	1,790.7	1,850.8
Loss and LAE incurred relating to:
Current year losses	318.9	324.2	915.2	911.7
Prior year losses	(20.7)	(20.8)	(53.3)	(33.0)
Total incurred loss and LAE	298.2	303.4	861.9	878.7
Accretion of fair value adjustment to net loss and LAE reserves	1.4	3.0	4.1	9.0
Loss and LAE paid relating to:
Current year losses	(138.6)	(133.5)	(327.9)	(319.5)
Prior year losses	(135.0)	(163.4)	(543.5)	(555.9)
Total loss and LAE payments	(273.6)	(296.9)	(871.4)	(875.4)
Net ending balance	1,785.3	1,863.1	1,785.3	1,863.1
Plus ending reinsurance recoverable on unpaid losses	2,244.3	2,544.9	2,244.3	2,544.9
Gross ending balance	$4,029.6	$4,408.0	$4,029.6	$4,408.0

During the three months ended September 30, 2009, OneBeacon experienced $20.7 million of favorable loss reserve development primarily due to lower than expected severity on non-catastrophe losses related to professional liability in specialty lines and commercial multi-peril in commercial lines. During the three months ended September 30, 2008, OneBeacon experienced $20.8 million of favorable loss reserve development mainly due to lower than expected severity on non-catastrophe losses primarily related to professional liability in specialty lines and package business in commercial lines.

During the nine months ended September 30, 2009, OneBeacon experienced $53.3 million of favorable loss reserve development primarily due to lower than expected severity on non-catastrophe losses related to professional liability in specialty lines and commercial multi-peril in commercial lines, partially offset by adverse loss reserve development primarily related to New York personal injury protection litigation at AutoOne Insurance (“AutoOne”). During the nine months ended September 30, 2008, OneBeacon experienced $33.0 million of favorable loss reserve development due to lower than expected severity on non-catastrophe losses and favorable loss reserve development on a prior accident year catastrophe. The favorable non-catastrophe loss reserve development was primarily related to professional liability in specialty lines and package business in commercial lines partially offset by adverse loss reserve development at AutoOne and in run-off.

In connection with purchase accounting for the OneBeacon Acquisition, loss and LAE reserves and the related reinsurance recoverables were adjusted to fair value on the balance sheets. The net reduction to loss and LAE reserves is being accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, OneBeacon recognized $1.4 million and $4.1 million of such charges for the three and nine months ended September 30, 2009, respectively, and $3.0 million and $9.0 million of such charges for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, the outstanding pre-tax unaccreted adjustment was $1.3 million.

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

OneBeacon entered into a 30% quota share agreement with a group of reinsurers effective from January 1, 2009 through December 31, 2009. During the three and nine months ended September 30, 2009, OneBeacon ceded $16.5 million and $46.5 million, respectively, of written premiums from its Northeast homeowners business written through OneBeacon Insurance Company (“OBIC”) and its subsidiary companies, along with Adirondack Insurance Exchange and New Jersey Skylands Insurance Association in New York and New Jersey, respectively.

At September 30, 2009, OneBeacon had $17.3 million of reinsurance recoverables on paid losses and $2,438.5 million (gross of $194.2 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Reinsurance contracts do not relieve OneBeacon of its primary obligation to its insureds.  Therefore, collectibility of balances due from its reinsurers is critical to OneBeacon’s financial strength. OneBeacon is selective in regard to its reinsurers, principally placing reinsurance with those reinsurers with strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers for its insurance operations, excluding industry pools and associations and affiliates of OneBeacon, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best Company, Inc. (“A.M. Best”) ratings.

($ in millions)	Balance at September 30, 2009	% of total	A.M. Best Rating (1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,878.3	76%	A	++
Tokio Marine and Nichido Fire (3)	76.6	3%	A	++
Munich Reinsurance America	40.1	2%	A	+
QBE Insurance Corporation	38.4	2%	A
Swiss Re Group	19.4	1%	A

(1)

A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen ratings), “A+” (Superior, which is the second highest of fifteen ratings), and “A” (Excellent, which is the third highest of fifteen ratings).

(2)

Includes $320.2 million of Third Party Recoverables (as defined below), which NICO (as defined below) would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third party reinsurers. OneBeacon also has an additional $152.3 million of Third Party Recoverables from various reinsurers, the majority of which are rated “A” or better by A.M. Best.

(3)

Includes $41.6 million of reinsurance recoverables from various third party reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts: a reinsurance contract with National Indemnity Company (“NICO”) for up to $2.5 billion in old asbestos and environmental (“A&E”) claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee. NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway, Inc.

In September 2008, OneBeacon completed a study of its A&E exposures. Based on the results of the study, OneBeacon increased its best estimate of its incurred losses ceded to NICO by $83.4 million, net of underlying reinsurance, to $2.2 billion. Due to the NICO Cover, there was no impact to income or equity from the change in the estimate.

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. OneBeacon estimates that on an incurred basis it has used approximately $2.2 billion of the coverage provided by NICO at September 30, 2009. Since entering into the NICO Cover, $54.7 million of the $2.2 billion of utilized coverage relates to uncollectible Third Party Recoverables. Net losses paid totaled approximately $1.2 billion as of September 30, 2009. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $320.2 million of protection remaining under the NICO Cover.

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

On January 1, 2008, OneBeacon adopted ASC 825, which allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are reported in revenues. In connection with the adoption, OneBeacon recorded an adjustment of $180.6 million to reclassify net unrealized gains, after tax, and net unrealized foreign currency translation gains, after tax, related to investments from accumulated other comprehensive income to opening retained earnings.

In accordance with the adoption of the fair value option, OneBeacon classifies its portfolio of fixed maturity investments and common equity securities, including convertible bonds, held for general investment purposes as trading. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and unrealized investment gains and losses on trading securities are reported pre-tax in revenues.

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of September 30, 2009 and December 31, 2008.

Other investments include hedge funds and private equity funds. Upon adoption of the fair value option, OneBeacon measures its investments in hedge funds and private equity funds at fair value with changes therein reported in revenues on a pre-tax basis.

As described below, OneBeacon participated in a securities lending program as a mechanism for generating additional investment income on its fixed maturity and common equity portfolios. Under the securities lending arrangements, certain of its fixed maturity and common equity investments were loaned to other institutions for short periods of time through a lending agent. OneBeacon maintained control over the securities it loaned, retained the earnings and cash flows associated with the loaned securities and received a fee from the borrower for the temporary use of the asset. Collateral, in the form of cash and United States government securities, was required at a rate of 102% of the fair value of the loaned securities. An indemnification agreement with the lending agent protected OneBeacon in the event a borrower became insolvent or failed to return any of the securities on loan. In the event of a shortfall in the collateral amount required to be returned to the securities lending counterparty (e.g., as a result of investment losses), OneBeacon was obligated to make up any deficiency.

In February 2009, OneBeacon amended the terms of the securities lending program to give it more control over the investment of borrowers’ collateral and to separate the assets supporting that collateral into a segregated account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral as well as the reinvestment of cash were narrowed to permit investment in only cash equivalent securities, (ii) OneBeacon has the authority to direct the lending agent to both sell specific collateral securities in the segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) OneBeacon and the lending agent agreed to manage the securities lending program toward an orderly wind-down. In May 2009, OneBeacon instructed the lending agent not to make any additional loans of securities and to recall all of the securities on loan and fund the return of collateral to the borrower. As of September 30, 2009, $1.7 million in collateral had not been returned to the borrower.

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

OneBeacon’s net investment income is comprised primarily of interest income associated with OneBeacon’s fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and nine months ended September 30, 2009 and 2008 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	($ in millions)
Investment income:
Fixed maturity investments	$34.8	$38.4	$91.5	$120.8
Common equity securities	0.2	4.2	1.1	13.3
Convertible bonds	2.0	1.6	5.1	4.8
Short-term investments	0.2	2.0	2.2	8.0
Other investments	0.2	0.9	1.3	2.1
Gross investment income	37.4	47.1	101.2	149.0
Less investment expenses	(3.0)	(4.0)	(8.8)	(11.2)
Net investment income, pre-tax	$34.4	$43.1	$92.4	$137.8

The composition of net realized investment gains (losses), a component of net realized and unrealized investment gains (losses), consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	($ in millions)
Fixed maturity investments	$13.4	$(39.5)	$(10.4)	$(53.1)
Common equity securities	1.4	(19.1)	(31.6)	(4.7)
Convertible bonds	(0.1)	(3.6)	1.8	(5.4)
Short-term investments	—	—	0.1	—
Other investments	14.9	1.0	4.8	4.0
Net realized investment gains (losses), pre-tax	$29.6	$(61.2)	$(35.3)	$(59.2)

The net changes in fair value for the three months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30, 2009
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
		($ in millions)
Fixed maturity investments	$66.9	$3.0	$69.9
Common equity securities	1.7	—	1.7
Convertible bonds	26.3	0.1	26.4
Short-term investments	—	0.3	0.3
Other investments	(10.3)	—	(10.3)
Total	$84.6	$3.4	$88.0

	Three months ended September 30, 2008
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
		($ in millions)
Fixed maturity investments	$(37.5)	$(17.1)	$(54.6)
Common equity securities	(160.6)	(0.8)	(161.4)
Convertible bonds	(7.3)	—	(7.3)
Short-term investments	(0.1)	(0.7)	(0.8)
Other investments	(70.6)	—	(70.6)
Total	$(276.1)	$(18.6)	$(294.7)

(1)

Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains’ common control of $0.2 million and $(1.1) million, pre-tax, for the three months ended September 30, 2009 and 2008, respectively.

The net changes in fair value for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine months ended September 30, 2009
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$198.4	$18.5	$216.9
Common equity securities	12.4	0.1	12.5
Convertible bonds	33.7	0.1	33.8
Short-term investments	(0.2)	1.3	1.1
Other investments (2)	10.1	—	10.1
Total	$254.4	$20.0	$274.4

	Nine months ended September 30, 2008
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$(78.7)	$(13.9)	$(92.6)
Common equity securities	(173.0)	(1.4)	(174.4)
Convertible bonds	(22.4)	—	(22.4)
Short-term investments	(0.1)	0.7	0.6
Other investments	(65.9)	—	(65.9)
Total	$(340.1)	$(14.6)	$(354.7)

(1)

Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains’ common control of $0.4 million and $(2.1) million, pre-tax, for the nine months ended September 30, 2009 and 2008, respectively.

(2)	Includes net unrealized gains related to OneBeacon’s securities lending program of $7.1 million, pre-tax, for the nine months ended September 30, 2009

The components of OneBeacon’s ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
	($ in millions)
Investment securities:
Gross unrealized investment gains	$181.9	$74.1
Gross unrealized investment losses	(31.3)	(170.6)
Net unrealized gains (losses) from investment securities	150.6	(96.5)
Income taxes	(52.7)	33.7
Total net unrealized investment gains (losses), after tax	$97.9	$(62.8)

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon’s fixed maturity investments as of September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$487.6	$13.5	$(0.1)	$—	$501.0
Debt securities issued by industrial corporations	1,215.1	81.9	(5.3)	(0.2)	1,291.5
Municipal obligations	2.5	0.2	—	—	2.7
Asset-backed securities	893.7	21.4	(12.6)	—	902.5
Foreign government obligations	21.1	0.9	—	—	22.0
Preferred stocks	70.8	5.2	—	—	76.0
Total fixed maturity investments	$2,690.8	$123.1	$(18.0)	$(0.2)	$2,795.7

	December 31, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$417.3	$5.3	$(13.0)	$—	$409.6
Debt securities issued by industrial corporations	914.9	13.2	(39.2)	(18.7)	870.2
Municipal obligations	4.8	0.2	—	—	5.0
Asset-backed securities	791.9	9.3	(42.3)	—	758.9
Foreign government obligations	46.0	0.4	(7.8)	—	38.6
Preferred stocks	71.5	0.2	(19.2)	—	52.5
Total fixed maturity investments	$2,246.4	$28.6	$(121.5)	$(18.7)	$2,134.8

The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon’s common equity securities, convertible bonds and other investments as of September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$76.6	$4.7	$(0.1)	$—	$81.2
Convertible bonds	224.0	20.9	(1.0)	0.1	244.0
Other investments	145.2	33.2	(12.2)	—	166.2

	December 31, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
Common equity securities	$284.6	$6.4	$(14.2)	$(0.1)	$276.7
Convertible bonds	255.0	2.4	(16.2)	—	241.2
Other investments	178.6	36.7	(18.7)	—	196.6

Fair value measurements at September 30, 2009

On January 1, 2008, OneBeacon adopted ASC 820 which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). ASC 820 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets;

Level 2 — Valuations based on observable inputs that do not meet the criteria for Level 1, including quoted prices in inactive markets and quoted prices in active markets for similar, but not identical instruments; and

Level 3 — Valuations based on unobservable inputs.

As of both September 30, 2009 and December 31, 2008, approximately 92% of the investment portfolio recorded at fair value was priced based upon observable inputs.

Fair values for securities for which quoted prices are unavailable are estimated based upon reference to observable inputs other than quoted prices, such as benchmark interest rates, market comparables, broker quotes and other relevant observable inputs. In circumstances where observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the fair value hierarchy.

Other investments, which are comprised of hedge funds and private equity funds for which the fair value option has been elected, are carried at fair value based upon OneBeacon’s proportionate interest in the underlying fund’s net asset value, which is deemed to approximate fair value. The fair value of OneBeacon’s investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds’ underlying investments in accordance with ASC 820. OneBeacon employs a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager. However, since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair values of OneBeacon’s investment in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy.

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820.  In circumstances where OneBeacon’s portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with OneBeacon’s investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At September 30, 2009 and December 31, 2008, OneBeacon did not record an adjustment to the net asset value related to its investments in hedge funds or private equity funds.

As of September 30, 2009 and December 31, 2008, other investments represented approximately 4% and 5%, respectively, of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of September 30, 2009 and December 31, 2008 were comprised of $95.1 million and $117.3 million, respectively, in hedge funds, $57.0 million and $65.2 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At September 30, 2009 and December 31, 2008, OneBeacon held investments in 17 and 20 hedge funds, respectively, and 17 and 16 private equity funds, respectively. The largest investment in a single fund was $11.1 million and $26.1 million at September 30, 2009 and December 31, 2008, respectively.

The fair value measurements at September 30, 2009 and December 31, 2008 and their related inputs are as follows:

	Fair value at September 30, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$501.0	$498.4	$2.6	$—
Debt securities issued by industrial corporations	1,291.5	—	1,280.9	10.6
Municipal obligations	2.7	—	2.7	—
Asset-backed securities	902.5	—	879.3	23.2
Foreign government obligations	22.0	21.3	0.7	—
Preferred stocks	76.0	—	1.6	74.4
Fixed maturity investments	2,795.7	519.7	2,167.8	108.2
Common equity securities	81.2	50.1	—	31.1
Convertible bonds	244.0	—	244.0	—
Short-term investments	730.6	730.6	—	—
Other investments	166.2	—	—	166.2
Total	$4,017.7	$1,300.4	$2,411.8	$305.5

	Fair value at December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$409.6	$409.6	$—	$—
Debt securities issued by industrial corporations	870.2	—	870.2	—
Municipal obligations	5.0	—	5.0	—
Asset-backed securities	758.9	—	730.9	28.0
Foreign government obligations	38.6	20.2	18.4	—
Preferred stocks	52.5	—	1.2	51.3
Fixed maturity investments	2,134.8	429.8	1,625.7	79.3
Common equity securities	276.7	249.2	1.3	26.2
Convertible bonds	241.2	—	241.2	—
Short-term investments	962.2	962.2	—	—
Other investments	196.6	—	—	196.6
Total	$3,811.5	$1,641.2	$1,868.2	$302.1

At September 30, 2009 and December 31, 2008, OneBeacon held one private preferred stock that represented approximately 98% and 97%, respectively, of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, OneBeacon had $25.1 million and $20.2 million, respectively, of liabilities recorded at fair value and included in other liabilities as of September 30, 2009 and December 31, 2008. These liabilities relate to securities that have been sold short by a limited partnership that OneBeacon invests in and is required to consolidate in accordance with GAAP. All of the liabilities included in the $25.1 million and $20.2 million, respectively, have been deemed to have a Level 1 designation as of September 30, 2009 and December 31, 2008. As of December 31, 2008, other liabilities also included $10.4 million related to the fair value of the interest rate swap on the mortgage note. The interest rate swap was deemed to have a Level 2 designation at December 31, 2008. During the second quarter of 2009, OneBeacon repaid the outstanding balance on the mortgage note and settled the interest rate swap. See Note 6.

The changes in Level 3 fair value measurements for the three and nine months ended September 30, 2009 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2009	$79.3	$26.2	$—	$196.6	$302.1
Total net realized and unrealized gains (losses)	(1.0)	0.2	—	(4.6)	(5.4)
Purchases	12.0	—	0.5	3.5	16.0
Sales	(4.2)	—	—	(6.2)	(10.4)
Transfers in	11.2	—	—	—	11.2
Transfers out	(5.3)	—	—	—	(5.3)
Balance at March 31, 2009	$92.0	$26.4	$0.5	$189.3	$308.2
Total net realized and unrealized gains (losses)	15.9	3.1	0.1	7.9	27.0
Purchases	—	—	2.4	0.3	2.7
Sales	(8.5)	—	(0.2)	(8.1)	(16.8)
Transfers in	16.1	—	—	—	16.1
Transfers out	(17.4)	—	—	—	(17.4)
Balance at June 30, 2009	$98.1	$29.5	$2.8	$189.4	$319.8
Total net realized and unrealized gains (losses)	11.3	1.4	—	4.1	16.8
Purchases	17.1	0.2	—	2.7	20.0
Sales	(0.7)	—	—	(30.0)	(30.7)
Transfers in	—	—	—	—	—
Transfers out	(17.6)	—	(2.8)	—	(20.4)
Balance at September 30, 2009	$108.2	$31.1	$—	$166.2	$305.5

Level 3 measurements for fixed maturities at March 31, 2009, June 30, 2009 and September 30, 2009 comprise securities for which the estimated fair value has not been determined based upon quoted market prices for identical or similar securities.

During the three months ended March 31, 2009, two securities for which the quoted market prices provided by a third party source were deemed to be unreliable based upon industry standard pricing models are reflected in “Transfers in” of $11.2 million.  The fair values of these securities were estimated using industry standard pricing models in which management selected inputs using its best judgment. Inputs included matrix pricing, benchmark interest rates, market comparables and other relevant inputs. The industry standard pricing models used by OneBeacon apply the same valuation methodology for all Level 3 measurements for fixed maturities. Because these measurements are not directly observable, they are considered to be Level 3. The fair value for these securities determined using the industry standard pricing models was $0.8 million less than the estimated fair value based upon the third party source. Observable inputs in the form of quoted market prices for these securities had been used at December 31, 2008 to estimate fair value and these securities had been categorized as Level 2 measurements. In addition, during the first quarter, one security which had been classified as a Level 3 measurement at December 31, 2008 was recategorized as a Level 2 measurement when quoted market prices became available and were deemed to be reliable at March 31, 2009. This measurement comprises “Transfers out” of $5.3 million for the three months ended March 31, 2009.

During the second quarter, OneBeacon identified three securities for which the quoted market prices provided by a third party source were deemed to be unreliable based upon industry standard pricing models described above and are reflected in “Transfers in” of $16.1 million. Because these measurements are not directly observable, they are considered to be Level 3.  The fair value of these securities, determined using the industry standard pricing models, was $1.5 million less than the estimated fair value based upon the third party source. Observable inputs in the form of quoted market prices for these securities had been used at March 31, 2009 to estimate fair value and these securities had been categorized as Level 2 measurements.  In addition, during the second quarter, three securities which had been classified as Level 3 measurements at March 31, 2009 were recategorized as Level 2 measurements when quoted market prices became available and were deemed to be reliable at June 30, 2009. These measurements totaled $13.0 million and are included in “Transfers out” for the three months ended June 30, 2009.

During the third quarter, eight fixed maturity investments which had been classified as Level 3 measurements at June 30, 2009 were recategorized as Level 2 measurements when quoted market prices became available and were deemed to be reliable at September 30, 2009. These measurements totaled $17.6 million and are included in “Transfers out” for the three months ended September 30, 2009.  In addition, two convertible bonds which had been classified as Level 3 measurements at June 30, 2009 were recategorized as Level 2 measurements when quoted market prices became available and were deemed to be reliable at September 30, 2009. These measurements totaled $2.8 million and are included in “Transfers out” for the three months ended September 30, 2009.

In addition, during the three months ended March 31, 2009, OneBeacon took control of certain securities that were previously included in securities lending collateral and under the control of the lending agent. Because the pricing methodology and inputs used by the lending agent to estimate fair value for a number of these securities did not provide sufficient transparency to permit validation of the measurements, these measurements were categorized as Level 3 and were included in “Purchases” for the first quarter.  During the second quarter, OneBeacon was able to obtain quoted market prices for similar or identical securities.  The fair value measurements for these securities were estimated using those observable price inputs and the measurements which totaled $4.4 million were reclassified to Level 2 measurements and are included in “Transfers out”.

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 at September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	($ in millions)
Fixed maturity investments	$10.4	$(2.0)	$22.7	$(25.7)
Common equity securities	1.4	(3.6)	4.8	(2.1)
Convertible bonds	—	—	—	—
Short-term investments	—	—	—	—
Other investments	(10.3)	(70.6)	10.1	(65.9)
Total	$1.5	$(76.2)	$37.6	$(93.7)

NOTE 6. Debt

OneBeacon’s debt outstanding as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	($ in millions)
Senior unsecured notes, at face value	$607.1	$676.0
Unamortized original issue discount	(0.7)	(0.9)
Senior unsecured notes, carrying value	606.4	675.1
Mortgage note on real estate owned	—	40.8
Atlantic Specialty Note	14.0	16.0
Total debt	$620.4	$731.9

Senior Notes

In May 2003, OBH, a wholly-owned subsidiary of the Company, issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”). The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains. OBH incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum. During the third quarter of 2008, OBH repurchased $24.0 million of the outstanding Senior Notes for $22.3 million, which resulted in a $1.6 million gain. During the first quarter of 2009, OBH repurchased $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain. During the second quarter of 2009, OBIC purchased $37.3 million of outstanding Senior Notes for $35.2 million, which resulted in a $1.9 million gain. During the third quarter of 2009, OBIC purchased $21.0 million of outstanding Senior Notes for $19.8 million, which resulted in a $1.0 million gain. At September 30, 2009, OBH was in compliance with all of the covenants under the Senior Notes.

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

Concurrent with entering into the mortgage note, OneBeacon also entered into an interest rate swap to hedge its exposure to the variability in the interest rate on the mortgage note. The notional amount of the swap was equal to the debt outstanding on the mortgage note and was adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap were equal at all times. Under the terms of the swap, OneBeacon paid a fixed interest rate of approximately 6% and received a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap was reported in interest expense. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, subsequently codified as ASC 815, OneBeacon accounted for the swap as a cash flow hedge and recorded the interest rate swap at fair value on the balance sheet in other assets or liabilities depending on the value as of the balance sheet date. Changes in the fair value of the interest rate swap were reported as a component of other comprehensive income or loss. Any gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recorded in revenues. At the time of repayment of the outstanding balance on the mortgage note, OneBeacon paid $7.4 million to settle the interest rate swap. The $7.4 million settlement amount is recorded as an expense in net other revenues on a pre-tax basis and in other comprehensive income and loss items as an increase of $4.8 million on an after tax basis ($7.4 million pre-tax). The nine months ended September 30, 2009 also included $2.0 million, after tax, in other comprehensive income and loss items related to changes in fair value on the interest rate swap.

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

	Insurance Operations	Other Operations	Total
	($ in millions)
Three months ended September 30, 2009
Earned premiums	$492.8	$—	$492.8
Net investment income (expense)	35.6	(1.2)	34.4
Net realized and unrealized investment gains (losses)	118.1	(0.5)	117.6
Net other revenues	5.1	0.6	5.7
Total revenues	651.6	(1.1)	650.5
Loss and LAE	298.2	—	298.2
Policy acquisition expenses	101.4	—	101.4
Other underwriting expenses	79.4	—	79.4
General and administrative expenses	4.2	2.7	6.9
Accretion of fair value adjustment to loss and LAE reserves	—	1.4	1.4
Interest expense on debt	0.2	8.9	9.1
Interest expense on preferred stock subject to mandatory redemption	—	—	—
Total expenses	483.4	13.0	496.4
Pre-tax income (loss) (1)	$168.2	$(14.1)	$154.1
Three months ended September 30, 2008
Earned premiums	$471.2	$—	$471.2
Net investment income	42.4	0.7	43.1
Net realized and unrealized investment losses	(355.7)	(0.2)	(355.9)
Net other revenues	2.9	1.5	4.4
Total revenues	160.8	2.0	162.8
Loss and LAE	303.4	—	303.4
Policy acquisition expenses	92.6	—	92.6
Other underwriting expenses	74.3	—	74.3
General and administrative expenses	4.7	2.4	7.1
Accretion of fair value adjustment to loss and LAE reserves	—	3.0	3.0
Interest expense on debt	0.9	10.1	11.0
Interest expense on preferred stock subject to mandatory redemption	—	—	—
Total expenses	475.9	15.5	491.4
Pre-tax loss (1)	$(315.1)	$(13.5)	$(328.6)

	Insurance Operations	Other Operations	Total
	($ in millions)
Nine months ended September 30, 2009
Earned premiums	$1,470.8	$—	$1,470.8
Net investment income (expense)	93.5	(1.1)	92.4
Net realized and unrealized investment gains (losses)	239.5	(0.4)	239.1
Net other revenues	12.1	4.1	16.2
Total revenues	1,815.9	2.6	1,818.5
Loss and LAE	861.9	—	861.9
Policy acquisition expenses	294.3	—	294.3
Other underwriting expenses	236.4	—	236.4
General and administrative expenses	12.8	6.1	18.9
Accretion of fair value adjustment to loss and LAE reserves	—	4.1	4.1
Interest expense on debt	1.4	28.7	30.1
Interest expense on preferred stock subject to mandatory redemption	—	—	—
Total expenses	1,406.8	38.9	1,445.7
Pre-tax income (loss) (1)	$409.1	$(36.3)	$372.8
Nine months ended September 30, 2008
Earned premiums	$1,390.3	$—	$1,390.3
Net investment income	126.7	11.1	137.8
Net realized and unrealized investment losses	(410.8)	(3.1)	(413.9)
Net other revenues	9.9	0.7	10.6
Total revenues	1,116.1	8.7	1,124.8
Loss and LAE	878.7	—	878.7
Policy acquisition expenses	261.6	—	261.6
Other underwriting expenses	223.6	—	223.6
General and administrative expenses	7.5	7.0	14.5
Accretion of fair value adjustment to loss and LAE reserves	—	9.0	9.0
Interest expense on debt	2.7	31.2	33.9
Interest expense on preferred stock subject to mandatory redemption	—	33.4	33.4
Total expenses	1,374.1	80.6	1,454.7
Pre-tax loss (1)	$(258.0)	$(71.9)	$(329.9)
September 30, 2009
Total investments	$3,982.0	$35.7	$4,017.7
Reinsurance recoverable on paid and unpaid losses	2,455.8	(194.2)	2,261.6
Total assets	7,721.0	(146.5)	7,574.5
Loss and LAE reserves	4,225.1	(195.5)	4,029.6
Total liabilities	5,730.7	451.4	6,182.1
Total OneBeacon’s shareholders’ equity	1,971.4	(597.9)	1,373.5
Total OneBeacon’s shareholders’ equity and noncontrolling interests	1,990.3	(597.9)	1,392.4
December 31, 2008
Total investments	$3,653.3	$158.2	$3,811.5
Reinsurance recoverable on paid and unpaid losses	2,730.1	(205.1)	2,525.0
Total assets	7,962.7	(21.9)	7,940.8
Loss and LAE reserves	4,504.5	(210.5)	4,294.0
Total liabilities	6,241.8	526.7	6,768.5
Total OneBeacon’s shareholders’ equity	1,703.7	(548.6)	1,155.1
Total OneBeacon’s shareholders’ equity and noncontrolling interests	1,720.9	(548.6)	1,172.3

(1)     Includes income / loss from noncontrolling interests.

The following tables provide ratios, net written premiums and earned premiums for OneBeacon’s Insurance Operations by major underwriting unit and in total for the three and nine months ended September 30, 2009 and 2008:

	Specialty	Commercial	Personal	Total(1)
	($ in millions)
Three months ended September 30, 2009
Ratios:
Loss and LAE	51.0%	63.0%	68.9%	60.5%
Expense	39.4	37.3	32.5	36.7
Total GAAP combined	90.4%	100.3%	101.4%	97.2%
Net written premiums	$212.5	$163.2	$128.3	$503.9
Earned premiums	180.8	171.4	140.5	492.8
Three months ended September 30, 2008
Ratios:
Loss and LAE	62.8%	63.8%	64.8%	64.4%
Expense	37.3	37.1	32.0	35.4
Total GAAP combined	100.1%	100.9%	96.8%	99.8%
Net written premiums	$190.7	$180.0	$163.4	$534.1
Earned premiums	129.5	181.7	160.0	471.2
Nine months ended September 30, 2009
Ratios:
Loss and LAE	43.8%	58.4%	75.2%	58.6%
Expense	39.3	37.4	30.9	36.1
Total GAAP combined	83.1%	95.8%	106.1%	94.7%
Net written premiums	$567.9	$505.3	$397.9	$1,471.2
Earned premiums	515.0	518.7	436.8	1,470.8
Nine months ended September 30, 2008
Ratios:
Loss and LAE	56.1%	63.2%	64.7%	63.2%
Expense	35.4	37.1	32.0	34.9
Total GAAP combined	91.5%	100.3%	96.7%	98.1%
Net written premiums	$460.2	$551.9	$477.0	$1,489.4
Earned premiums	359.3	545.4	485.3	1,390.3

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

The components of net periodic benefit cost (income) for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	($ in millions)
Service cost	$0.1	$0.2	$0.4	$0.6
Interest cost	1.6	1.7	4.8	5.1
Expected return on plan assets	(1.6)	(2.1)	(4.8)	(6.3)
Amortization of unrecognized loss	0.4	0.1	1.2	0.3
Net periodic pension cost (income) before special termination benefits	0.5	(0.1)	1.6	(0.3)
Special termination benefits expense (1)	0.1	—	0.1	—
Net periodic benefit cost (income)	$0.6	$(0.1)	$1.7	$(0.3)

(1)	Special termination benefits are additional payments made from the Qualified Plan when a vested participant terminates employment due to a reduction in force.

OneBeacon does not expect to make a contribution to its Qualified Plan in 2009. OneBeacon anticipates contributing $2.9 million to the Non-qualified Plan, for which OneBeacon has assets held in rabbi trusts. As of September 30, 2009, $1.8 million in contributions have been made to the Non-qualified Plan.

On July 11, 2007, the Company settled approximately 80% of the Qualified Plan liabilities through the purchase of two group annuity contracts. During the third quarter of 2008, the Qualified Plan received reimbursements from Transamerica Life Insurance Company and Hartford Life Insurance Company in the amounts of $0.8 million and $0.6 million, respectively, due to the final reconciliation of the partial pension settlement. These amounts represented changes in participants and benefits between the time of purchase of the annuity contracts and the settlement plus any related interest and resulted in a pre-tax gain of $1.4 million recognized through other comprehensive income.

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

OneBeacon records its share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”, subsequently codified within ASC 718. ASC 718 applies to new grants of share-based awards, award modifications and the remaining portion of the fair value of unvested awards. The unvested portion of OneBeacon performance share awards, as well as new awards, such as the stock options granted in connection with the initial public offering, are subject to the fair value measurement and recognition requirements of ASC 718.

Performance Shares

The following summarizes performance share activity for performance shares whose value is based upon the market price of an underlying OneBeacon common share (“OB Performance Shares”) for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009		2008
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	2,277,128	$8.0	2,186,208	$9.7
Payments and deferrals	—	—	—	—
New awards	1,880	—	29,518	—
Forfeitures and net change in assumed forfeitures	(2,990)	—	(4,090)	(0.3)
Expense recognized	—	1.0	—	5.1
End of period	2,276,018	$9.0	2,211,636	$14.5

	Nine months ended September 30,
	2009		2008
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	2,212,313	$4.6	1,058,194	$9.2
Payments and deferrals (1)	(137,400)	—	(117,363)	(1.6)
New awards	379,085	—	1,426,618	—
Forfeitures and net change in assumed forfeitures	(177,980)	(0.3)	(155,813)	(0.9)
Expense recognized	—	4.7	—	7.8
End of period	2,276,018	$9.0	2,211,636	$14.5

(1)	Performance share payments in March 2009 for the 2007-2008 performance cycle were based upon a performance factor of 1.4%.

The following summarizes performance shares outstanding and accrued performance share expense at September 30, 2009 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2007—2009	683,142	$0.7
2008—2010	1,272,150	7.1
2009—2011	379,085	1.4
Sub-total	2,334,377	9.2
Assumed forfeitures	(58,359)	(0.2)
Total at September 30, 2009	2,276,018	$9.0

If 100% of the outstanding performance shares had been vested on September 30, 2009, the total additional compensation cost to be recognized would have been $9.0 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned for the 2007-2008 performance cycle were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

Stock Options

As described in the Company’s 2008 Annual Report on Form 10-K, in connection with the initial public offering, OneBeacon issued options to acquire 1,420,000 common shares of the Company to certain members of management. The following summarizes option activity for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense
	($ in millions)
Beginning of period	1,108,220	$3.1	1,237,872	$2.2
Forfeitures	—	—	—	—
Expense recognized	—	0.3	—	0.4
End of period	1,108,220	$3.4	1,237,872	$2.6

	Nine Months Ended September 30,
	2009		2008
	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense
	($ in millions)
Beginning of period	1,237,872	$2.5	1,324,306	$1.4
Forfeitures	(129,652)	—	(86,434)	—
Expense recognized	—	0.9	—	1.2
End of period	1,108,220	$3.4	1,237,872	$2.6

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

Restricted Stock Units

The options granted in connection with OneBeacon’s initial public offering did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, on February 26, 2008, OneBeacon granted 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of growth of 4% per cycle in adjusted book value per share. Upon vesting, the RSUs will be mandatorily deferred into one of the non-qualified deferred compensation plans of the Company’s subsidiaries and will be paid out in 2012 in cash or shares at the discretion of the Compensation Committee. The expense associated with the RSUs is being recognized over the vesting period. For the three and nine months ended September 30, 2009, OneBeacon recognized $0.3 million and $0.7 million, respectively, in expense. For the three and nine months ended September 30, 2008, OneBeacon recognized $0.3 million and $0.7 million, respectively, in expense. As of September 30, 2009, there were 102,140 RSUs outstanding.

NOTE 10.  Income Taxes

While OneBeacon is subject to taxation in several jurisdictions, the majority of OneBeacon’s subsidiaries file a consolidated tax return in the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective rate lower than that imposed by the United States.

OneBeacon’s income tax expense (benefit) related to pre-tax income or loss for the three months ended September 30, 2009 and 2008 represented effective tax rates of 29.1% and (35.8)%, respectively. The effective tax rates for the nine months ended September 30, 2009 and 2008 were 27.2% and (36.6%), respectively.  For the three and nine months ended September 30, 2009 the effective tax rate was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States. The effective tax rate for the three and nine months ended September 30, 2008 was higher than the U.S. statutory rate of 35% due to a pre-tax loss resulting from the reporting of the change in net unrealized investment gains and losses, a component of net realized and unrealized investment losses, in revenues and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Hathaway, Inc. Preferred Stock.

In arriving at the effective tax rate for the three and nine months ended September 30, 2009 and 2008, OneBeacon is treating the net realized and unrealized investment gains or losses as a discrete item separate from the other components of pre-tax income or loss. Therefore, the impact of these net gains or losses is calculated at the statutory rate applicable to the jurisdiction in which the gains or losses are recorded. The majority of the investment assets incurring current period net realized and unrealized gains or losses for the three and nine months ended September 30, 2009 and 2008 are recorded in the U.S. and are taxed at the statutory rate of 35%. Net realized and unrealized investment gains or losses were treated as a discrete item due to the inability to reliably estimate this amount for the full year.

OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2003.

The Internal Revenue Service (“IRS”) commenced an examination of OneBeacon’s U.S. income tax returns for 2003 through 2004 in the second quarter of 2006. On January 22, 2009, OneBeacon received Form 4549-A (Income Tax Examination Changes) from the IRS relating to the audit of tax years 2003 and 2004 assessing an additional $65.7 million of tax and a total of $132.0 million including interest, withholding tax and utilization of tax credits. OneBeacon disagreed with the adjustments proposed by the IRS and filed a protest with the IRS Appeals Office. On October 14, 2009, a settlement was reached which reduced the assessment to $24.9 million of additional tax and approximately $53 million including interest, withholding tax and utilization of tax credits.  OneBeacon’s overall liability for tax assessments for 2003 and 2004 is limited due to the Tax Make Whole Agreement with White Mountains, which fixes the liability for these items at the amount recorded on OneBeacon’s books. Refer to “Note 18. Related Party Disclosures” of the Company’s 2008 Annual Report on Form 10-K. OneBeacon expects to record a tax benefit in the statement of operations of between $13.5 million and $15.5 million offset by a capital distribution of approximately $8.5 million.  This will result in a net increase to book value of between $5 and $7 million in the fourth quarter of 2009 from the settlement of the 2003 and 2004 tax examination.

In October 2008, the IRS commenced examination of OneBeacon’s U.S. income tax returns for 2005 through 2006. As of September 30, 2009, the IRS has not proposed any significant adjustments to taxable income as a result of the 2005 through 2006 audit. OneBeacon does not expect to receive any adjustments that would result in a material change to its financial position.

NOTE 11. Fair Value of Financial Instruments

SFAS 107, subsequently codified within ASC 825, and FSP FAS 107-1 and APB 28-1, also codified within ASC 825, require disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Certain financial instruments are excluded from disclosure, including insurance contracts, other than financial guarantees and investment contracts. OneBeacon carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness.

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

At September 30, 2009 and December 31, 2008, the fair value of OneBeacon’s Senior Notes (its fixed-rate, long-term indebtedness) was $579.4 million and $483.3 million, respectively, which compared to a carrying value of $606.4 million and $675.1 million, respectively.

In December 2005, OneBeacon entered into a mortgage note with a variable interest rate based on 30-day LIBOR. At December 31, 2008, the carrying value of the note of $40.8 million was considered to approximate its fair value. OneBeacon repaid the mortgage note in its entirety in May 2009. Refer to Note 6.

In March 2004, OneBeacon issued the Atlantic Specialty Note. At September 30, 2009 and December 31, 2008, the carrying value of the note of $14.0 million and $16.0 million, respectively, was considered to approximate its fair value.

NOTE 12. Earnings per Share

Basic and diluted earnings (loss) per share amounts have been determined in accordance with SFAS No. 128, “Earnings per Share”, subsequently codified as ASC 260. During the second quarter of 2009 and 2008, 26,851 shares and 4,103 shares, respectively, of the Company’s Class A common shares were awarded to certain non-employee directors in lieu of their 2009 and 2008 annual cash retainers. During the third quarter of 2007, the Company began a share repurchase program. Since the inception of this program, the Company has repurchased and retired 5.0 million of its Class A common shares. During the three and nine months ended September 30, 2009, no shares were repurchased. During the three and nine months ended September 30, 2008, the Company repurchased and retired 0.4 million and 3.4 million, respectively, of its Class A common shares for $6.6 million and $68.8 million, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Basic earnings (loss) attributable to OneBeacon’s shareholders (in millions):
Net income (loss) attributable to OneBeacon’s shareholders	$108.6	$(210.3)	$269.6	$(210.8)
Weighted average shares outstanding	95.1	95.2	95.1	96.2
Diluted earnings (loss) attributable to OneBeacon’s shareholders (in millions):
Net income (loss) attributable to OneBeacon’s shareholders	$108.6	$(210.3)	$269.6	$(210.8)
Weighted average shares outstanding (1)	95.1	95.2	95.1	96.2

Basic earnings (loss) per share attributable to OneBeacon’s shareholders (in dollars):
Net income (loss) attributable to OneBeacon’s shareholders	$1.14	$(2.21)	$2.83	$(2.19)
Diluted earnings (loss) per share attributable to OneBeacon’s shareholders (in dollars):
Net income (loss) attributable to OneBeacon’s shareholders	$1.14	$(2.21)	$2.83	$(2.19)

(1)	Common shares issuable upon exercise of the options (see Note 9) were not included as their inclusion would be anti-dilutive for the periods presented.

NOTE 13. Subsequent Events

On October 14, 2009, a settlement was reached with the IRS regarding the audit of tax years 2003 and 2004. Refer to Note 10. Through October 30, 2009, no other subsequent events occurred requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon’s actual results could be materially different from and worse than its expectations. See “Forward-Looking Statements” on page 50 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Book Value Per Share for the Three and Nine Months Ended September 30, 2009

We ended the third quarter of 2009 with a book value per share of $14.44, reflecting an 8.4% increase for the third quarter of 2009 and 24.0% growth through September 30, 2009, including dividends. The increase includes a 4.0% and 8.8% total return on invested assets for the three and nine months ended September 30, 2009, respectively. We reported comprehensive net income attributable to OneBeacon’s shareholders of $108.8 million and $277.1 million in the three and nine months ended September 30, 2009, respectively, compared to a comprehensive net loss attributable to OneBeacon’s shareholders of $(209.5) million and $(210.0) million in the same periods of 2008. The increase in comprehensive net income as compared to the prior year periods was due primarily to net realized and unrealized investment gains recognized in 2009 as described below. Our GAAP combined ratios were 97.2% and 94.7% for the three and nine months ended September 30, 2009, respectively, compared to 99.8% and 98.1% for the three and nine months ended September 30, 2008, respectively. The decrease in the combined ratio was primarily due to lower current accident year non-catastrophe and catastrophe losses. The nine months ended September 30, 2009 also included the benefit of higher favorable loss reserve development. Total net written premiums decreased 5.7% in the three months ended September 30, 2009 to $503.9 million, compared to $534.1 million in the three months ended September 30, 2008. The decrease in net written premiums is due primarily to increased market competition in commercial lines and decreases in personal lines in both traditional personal lines, mainly due to the 30% homeowners quota share as described below, and lower premiums at AutoOne Insurance (AutoOne). These decreases were partially offset by an increase in net written premiums across most specialty lines’ businesses. Total net written premiums decreased by 1.2% in the nine months ended September 30, 2009 to $1,471.2 million for the reasons described above, compared to $1,489.4 million for the nine months ended September 30, 2008. The decrease was partially offset by an increase in specialty lines net written premiums driven primarily by our collector car and boat business that we began writing in the second quarter of 2008 and Entertainment Brokers International Insurance Services (EBI) which we acquired in the third quarter of 2008.

The following table presents our book value per share.

	September 30,	June 30,	December 31,
	2009	2009	2008
	(in millions, except per share amounts)
Numerator
OneBeacon’s shareholders’ equity	$1,373.5	$1,284.4	$1,155.1

Denominator
Common shares outstanding	95.1	95.1	95.1

Book value per share	$14.44	$13.51	$12.15

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	($ in millions)
Net written premiums	$503.9	$534.1	$1,471.2	$1,489.4
Revenues
Earned premiums	$492.8	$471.2	$1,470.8	$1,390.3
Net investment income	34.4	43.1	92.4	137.8
Net realized and unrealized investment gains (losses)	117.6	(355.9)	239.1	(413.9)
Net other revenues	5.7	4.4	16.2	10.6
Total revenues	650.5	162.8	1,818.5	1,124.8
Expenses
Loss and LAE	298.2	303.4	861.9	878.7
Policy acquisition expenses	101.4	92.6	294.3	261.6
Other underwriting expenses	79.4	74.3	236.4	223.6
General and administrative expenses	6.9	7.1	18.9	14.5
Accretion of fair value adjustment to loss and LAE reserves	1.4	3.0	4.1	9.0
Interest expense on debt	9.1	11.0	30.1	33.9
Interest expense—dividends and accretion on preferred stock subject to mandatory redemption	—	—	—	33.4
Total expenses	496.4	491.4	1,445.7	1,454.7
Pre-tax income (loss)	154.1	(328.6)	372.8	(329.9)
Income tax (expense) benefit	(44.8)	117.7	(101.3)	120.6
Net income (loss) including noncontrolling interests	109.3	(210.9)	271.5	(209.3)
Less: Net (income) loss attributable to noncontrolling interests	(0.7)	0.6	(1.9)	(1.5)
Net income (loss) attributable to OneBeacon’s shareholders	108.6	(210.3)	269.6	(210.8)
Change in other comprehensive income and loss items	0.2	0.8	7.5	0.8
Comprehensive net income (loss) attributable to OneBeacon’s shareholders	$108.8	$(209.5)	$277.1	$(210.0)

Consolidated Results—Three months ended September 30, 2009 versus three months ended September 30, 2008

Our comprehensive net income attributable to OneBeacon’s shareholders was $108.8 million in the three months ended September 30, 2009, compared to a comprehensive net loss attributable to OneBeacon’s shareholders of $209.5 million in the three months ended September 30, 2008. Net income attributable to OneBeacon’s shareholders was $108.6 million in the three months ended September 30, 2009, compared to a comprehensive net loss attributable to OneBeacon’s shareholders of $210.3 million in the three months ended September 30, 2008.

Our total revenues increased 299.6% to $650.5 million in the three months ended September 30, 2009, compared to $162.8 million in the three months ended September 30, 2008. The increase was mainly due to a $473.5 million increase in net realized and unrealized investment gains to $117.6 million. Net realized and unrealized investment losses for the three months ended September 30, 2008 reflected the impact of the significant declines and high volatility in the equity markets, the lack of liquidity in the credit markets and the widening of credit spreads. The increase in earned premiums was due primarily to our specialty lines businesses, partially offset by decreased earned premiums in commercial lines and personal lines. Net other revenues increased 29.5% to $5.7 million in the three months ended September 30, 2009, compared to $4.4 million in the three months ended September 30, 2008. The increase was primarily due to increased revenues from our non-insurance operations and a $1.0 million gain related to the purchase of a portion of our senior notes. These increases were partially offset by an $8.7 million decrease in net investment income to $34.4 million in the three months ended September 30, 2009, principally due to a lower average invested asset base. Included in net investment income for the three months ended September 30, 2009 was a $2.6 million inflation adjustment related to our inflation indexed treasury securities as compared to a $6.8 million inflation adjustment related to these securities for the three months ended September 30, 2008.

Our total expenses increased 1.0% in the three months ended September 30, 2009 to $496.4 million, compared to $491.4 million in the three months ended September 30, 2008. Loss and loss adjustment expenses (LAE) decreased by 1.7% to $298.2 million in the three months ended September 30, 2009 primarily due to the impact of lower current accident year catastrophe losses. Policy acquisition expenses increased by 9.5% to $101.4 million in the three months ended September 30, 2009 mainly due to higher acquisition costs associated with our newer specialty lines businesses. Other underwriting expenses increased 6.9% to $79.4 million in the three months ended September 30, 2009. The three months ended September 30, 2008 included lower incentive compensation costs resulting from changes in assumptions on our long-term incentive compensation plans. Partially offsetting the increases in policy acquisition expenses and other underwriting expenses was a decrease in interest expense. Interest expense decreased by 17.3%, primarily due to decreased interest expense related to our senior notes. General and administrative expenses decreased 2.8% to $6.9 million.

Our income tax expense (benefit) related to pre-tax income or loss for the three months ended September 30, 2009 and 2008 represented effective tax rates of 29.1% and (35.8)%, respectively. The effective tax rate for the three months ended September 30, 2009 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States. Our effective tax rate for the three months ended September 30, 2008 was higher than the U.S. statutory rate of 35% due to a pre-tax loss in the United States and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Hathaway, Inc. (Berkshire) Preferred Stock (Berkshire Preferred Stock) which was redeemed in May 2008. In arriving at the effective tax rate for the three months ended September 30, 2009 and 2008, we are treating net realized and unrealized investment gains or losses as a discrete item separate from the other components of pre-tax income or loss. Therefore, the impact of these net gains or losses is calculated at the statutory rate applicable to the jurisdiction in which the gains or losses are recorded. The majority of the investment assets incurring current period realized and unrealized net gains or losses for the three months ended September 30, 2009 and 2008 are recorded in the U.S. and are taxed at the statutory rate of 35%. Net realized and unrealized investment gains or losses were treated as a discrete item due to the inability to reliably estimate this amount for the full year.

Our GAAP combined ratio for the three months ended September 30, 2009 decreased to 97.2% from 99.8% for the three months ended September 30, 2008. The loss and LAE ratio decreased 3.9 points to 60.5% while the expense ratio increased 1.3 points to 36.7%. The decrease in the loss and LAE ratio was due to a decrease in current accident year non-catastrophe and catastrophe losses, partially offset by lower favorable loss reserve development compared to the prior year. The three months ended September 30, 2009 included $17.5 million or 3.6 points of current accident year catastrophe losses. The three months ended September 30, 2008 included $27.7 million or 5.9 points of current accident year catastrophe losses, mainly due to losses related to hurricanes Ike and Gustav primarily within our specialty and commercial lines. The three months ended September 30, 2009 included $20.7 million or 4.2 points of favorable loss reserve development primarily due to lower than expected severity on non-catastrophe losses related to professional liability in specialty lines and commercial multi-peril in commercial lines. The three months ended September 30, 2008 included $20.8 million or 4.4 points of favorable loss reserve development due to lower than expected severity on non-catastrophe losses primarily related to professional liability in specialty lines and package business in commercial lines. The expense ratio increased primarily due to higher policy acquisition expenses, as described above.

Consolidated Results—Nine months ended September 30, 2009 versus nine months ended September 30, 2008

Our comprehensive net income attributable to OneBeacon’s shareholders was $277.1 million in the nine months ended September 30, 2009, compared to a comprehensive net loss attributable to OneBeacon’s shareholders of $210.0 million in the nine months ended September 30, 2008. Change in other comprehensive income and loss items in the nine months ended September 30, 2009 included a $7.4 million pre-tax ($4.8 million after tax) increase resulting from the settlement of our interest rate swap relating to the mortgage note. Net income attributable to OneBeacon’s shareholders was $269.6 million in the nine months ended September 30, 2009, compared to a net loss attributable to OneBeacon’s shareholders of $210.8 million in the nine months ended September 30, 2008.

Our total revenues increased 61.7% to $1,818.5 million in the nine months ended September 30, 2009, compared to $1,124.8 million in the nine months ended September 30, 2008. The increase was mainly due to a $653.0 million increase in net realized and unrealized investment gains to $239.1 million. Net realized and unrealized investment losses for the nine months ended September 30, 2008 reflected the impact of the significant declines and high volatility in the equity markets, the lack of liquidity in the credit markets and the widening of credit spreads experienced during the third quarter of 2008. The increase in earned premiums was due primarily to our specialty lines businesses, partially offset by decreased earned premiums in commercial lines and personal lines. Net other revenues increased 52.8% to $16.2 million in the nine months ended September 30, 2009, compared to $10.6 million in the nine months ended September 30, 2008. The increase was primarily due to increased revenues from our non-insurance operations and a $5.4 million gain related to the purchase of a portion of our senior notes, partially offset by a $7.4 million realized loss related to the settlement of the interest rate swap. These increases were partially offset by a $45.4 million decrease in net investment income to $92.4 million in the nine months ended September 30, 2009, due to a lower average invested asset base and lower investment yields. Contributing to the lower investment yields was a $(2.0) million inflation adjustment related to our inflation indexed treasury securities as compared to a $13.9 million inflation adjustment related to these securities for the nine months ended September 30, 2008.

Our total expenses decreased 0.6% in the nine months ended September 30, 2009 to $1,445.7 million, compared to $1,454.7 million in the nine months ended September 30, 2008. Loss and LAE decreased by 1.9% to $861.9 million in the nine months ended September 30, 2009 due to lower current accident year catastrophe losses and higher favorable loss reserve development. Interest expense decreased by 55.3%, primarily due to the interest expense related to the Berkshire Preferred Stock which was redeemed in the second quarter of 2008. Partially offsetting these decreases were increased policy acquisition costs, other underwriting expenses and general and administrative expenses. Policy acquisition expenses increased by 12.5% to $294.3 million in the nine months ended September 30, 2009 mainly due to higher acquisition costs associated with our newer specialty lines businesses. Other underwriting expenses increased 5.7% to $236.4 million in the nine months ended September 30, 2009. The nine months ended September 30, 2008 included lower incentive compensation costs resulting from changes in assumptions on our long-term incentive compensation plans. General and administrative expenses increased 30.3% to $18.9 million primarily related to increased operating expenses of our non-insurance operations.

Our income tax expense (benefit) related to pre-tax income or loss for the nine months ended September 30, 2009 and 2008 represented effective tax rates of 27.2% and (36.6)%, respectively. The effective tax rate for the nine months ended September 30, 2009 was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States. Our effective tax rate for the nine months ended September 30, 2008 was higher than the U.S. statutory rate of 35% due to a pre-tax loss in the United States and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock. In arriving at the effective tax rate for the nine months ended September 30, 2009 and 2008, we are treating net realized and unrealized investment gains or losses as a discrete item separate from the other components of pre-tax income or loss. Therefore, the impact of these net gains or losses is calculated at the statutory rate applicable to the jurisdiction in which the gains or losses are recorded. The majority of the investment assets incurring current period realized and unrealized net gains or losses for the nine months ended September 30, 2009 and 2008 are recorded in the U.S. and are taxed at the statutory rate of 35%. Net realized and unrealized investment gains or losses were treated as a discrete item due to the inability to reliably estimate this amount for the full year.

Our GAAP combined ratio for the nine months ended September 30, 2009 decreased to 94.7% from 98.1% for the nine months ended September 30, 2008. The loss and LAE ratio decreased 4.6 points to 58.6% while the expense ratio increased 1.2 points to 36.1%. The decrease in the loss and LAE ratio was due to decreases in the current accident year non-catastrophe and catastrophe loss ratios and also higher favorable loss reserve development. The nine months ended September 30, 2009 included $23.6 million or 1.6 points of current accident year catastrophe losses. The nine months ended September 30, 2008 included $51.0 million or 3.7 points of current accident year catastrophe losses, mainly due to losses related to hurricanes Ike and Gustav primarily within our specialty and commercial lines, and winter weather in the southeastern United States experienced in commercial lines in the first quarter. The nine months ended September 30, 2009 included $53.3 million or 3.6 points of favorable loss reserve development primarily due to lower than expected severity on non-catastrophe losses related to professional liability in specialty lines and commercial multi-peril in commercial lines, partially offset by adverse loss reserve development primarily related to New York personal injury protection litigation at AutoOne. The nine months ended September 30, 2008 included $33.0 million or 2.4 points of favorable loss reserve development primarily due to lower than expected severity on non-catastrophe losses and favorable loss reserve development on a prior accident year catastrophe. The favorable non-catastrophe loss reserve development was primarily related to professional liability in specialty lines and package business in commercial lines partially offset by adverse loss reserve development at AutoOne and in run-off. The expense ratio increased due to higher policy acquisition expenses, as described above.

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

Insurance Operations

Financial results for our Insurance Operations segment for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	($ in millions)
Net written premiums	$503.9	$534.1	$1,471.2	$1,489.4

Earned premiums	$492.8	$471.2	$1,470.8	$1,390.3
Net investment income	35.6	42.4	93.5	126.7
Net realized and unrealized investment gains (losses)	118.1	(355.7)	239.5	(410.8)
Net other revenues	5.1	2.9	12.1	9.9
Total revenues	651.6	160.8	1,815.9	1,116.1
Loss and LAE	298.2	303.4	861.9	878.7
Policy acquisition expenses	101.4	92.6	294.3	261.6
Other underwriting expenses	79.4	74.3	236.4	223.6
General and administrative expenses	4.2	4.7	12.8	7.5
Interest expense on debt	0.2	0.9	1.4	2.7
Total expenses	483.4	475.9	1,406.8	1,374.1
Pre-tax income (loss) (1)	$168.2	$(315.1)	$409.1	$(258.0)

(1)	Includes income / loss from noncontrolling interests.

The following tables provide GAAP ratios, net written premiums and earned premiums by underwriting unit for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30, 2009
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)
Loss and LAE	51.0%	63.0%	68.9%	60.5%
Expense	39.4	37.3	32.5	36.7
Total Combined	90.4%	100.3%	101.4%	97.2%
Net written premiums	$212.5	$163.2	$128.3	$503.9
Earned premiums	180.8	171.4	140.5	492.8

	Three months ended September 30, 2008
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)
Loss and LAE	62.8%	63.8%	64.8%	64.4%
Expense	37.3	37.1	32.0	35.4
Total Combined	100.1%	100.9%	96.8%	99.8%
Net written premiums	$190.7	$180.0	$163.4	$534.1
Earned premiums	129.5	181.7	160.0	471.2

	Nine months ended September 30, 2009
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)
Loss and LAE	43.8%	58.4%	75.2%	58.6%
Expense	39.3	37.4	30.9	36.1
Total Combined	83.1%	95.8%	106.1%	94.7%
Net written premiums	$567.9	$505.3	$397.9	$1,471.2
Earned premiums	515.0	518.7	436.8	1,470.8

	Nine months ended September 30, 2008
	Specialty	Commercial	Personal	Total(1)
	($ in millions)
GAAP Ratios: (2)(3)(4)
Loss and LAE	56.1%	63.2%	64.7%	63.2%
Expense	35.4	37.1	32.0	34.9
Total Combined	91.5%	100.3%	96.7%	98.1%
Net written premiums	$460.2	$551.9	$477.0	$1,489.4
Earned premiums	359.3	545.4	485.3	1,390.3

(1)

Includes results from run-off. For the three months ended September 30, 2009 and 2008, includes net written premiums of $(0.1) million and $0, respectively, from run-off and earned premiums of $0.1 million and $0, respectively, from run-off. For the nine months ended September 30, 2009 and 2008, includes net written premiums of $0.1 million and $0.3 million, respectively, from run-off and earned premiums of $0.3 million and $0.3 million, respectively, from run-off.

(2)

Includes our long-term incentive compensation expense. For the three months ended September 30, 2009 and 2008, long-term incentive compensation expense increased our total GAAP combined ratio by 2.1 points and 1.8 points, respectively. For the nine months ended September 30, 2009 and 2008, long-term incentive compensation expense increased our total GAAP combined ratio by 1.7 points and 1.1 points, respectively.

(3)

Includes loss and LAE relating to catastrophes. For the three months ended September 30, 2009 and 2008, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 2.5 points and 5.9 points, respectively. Development on prior accident year catastrophes decreased our loss and LAE and total combined ratios by 1.1 points for the three months ended September 30, 2009 and had no impact for the three months ended September 30, 2008. For the nine months ended September 30, 2009 and 2008, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 1.1 points and 3.3 points, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and total combined ratios by 0.5 points and 0.4 points, respectively.

(4)

Prior accident year development, including development on catastrophes, for the three months ended September 30, 2009 and 2008 decreased our loss and LAE and total combined ratios by 4.2 points and 4.4 points, respectively. Prior accident year development, including development on catastrophes, for the nine months ended September 30, 2009 and 2008 decreased our loss and LAE and total combined ratios by 3.6 points and 2.4 points, respectively.

Insurance Operations— Three months ended September 30, 2009 versus three months ended September 30, 2008

Specialty lines. Net written premiums for specialty lines increased by 11.4% to $212.5 million in the three months ended September 30, 2009 from $190.7 million in the three months ended September 30, 2008. The increase compared to the prior year period reflects increased net written premiums across most specialty lines businesses, particularly a $6.5 million increase from OneBeacon Government Risks (OBGR), $5.4 million increase from OneBeacon Professional Insurance (OBPI) and a $5.0 million increase from Specialty Accident & Health (A&H). Partially offsetting these increases was a $3.6 million decrease in net written premiums from International Marine Underwriters (IMU).

The specialty lines combined ratio for the three months ended September 30, 2009 decreased to 90.4% from 100.1% for the three months ended September 30, 2008. The loss and LAE ratio decreased 11.8 points to 51.0% while the expense ratio increased 2.1 points to 39.4%. The decrease in the loss and LAE ratio was mainly due to a 16.1 point decrease in the current accident year loss and LAE ratio including catastrophes. Current accident year non-catastrophe losses were 8.4 points lower in the three months ended September 30, 2009 as compared with the prior year period, which included 8.6 points of large losses at IMU. The three months ended September 30, 2009 included $0.2 million or 0.1 point of current accident year catastrophe losses, compared with the prior year period which included $10.1 million or 7.8 points of catastrophe losses, mainly due to hurricanes Ike and Gustav. The decrease was partially offset by 4.3 points of less favorable loss reserve development in the three months ended September 30, 2009 which included 7.1 points of favorable loss reserve development related to lower than expected severity in professional liability, compared with 11.4 points of favorable loss reserve development in the three months ended September 30, 2008, also driven by professional liability. The increase in the expense ratio was mainly due to changes in mix of business within the specialty lines businesses and the mix of products offered within those businesses, and the related costs incurred to acquire those businesses. Our collector car and boat business and some of our other newer specialty lines businesses receive higher compensation than the previous mix of business.

Commercial lines. Net written premiums for commercial lines decreased by 9.3% to $163.2 million in the three months ended September 30, 2009 from $180.0 million in the three months ended September 30, 2008. The decrease was primarily due to an

$11.7 million decrease in our middle market division and a $5.2 million decrease in our small business division compared to the prior year period, reflecting continued soft market conditions.

The commercial lines combined ratio for the three months ended September 30, 2009 decreased to 100.3% from 100.9% for the three months ended September 30, 2008. The loss and LAE ratio decreased 0.8 points to 63.0%, while the expense ratio increased 0.2 points to 37.3%. The decrease in the loss and LAE ratio was primarily due to 1.5 points of higher favorable loss reserve development in the three months ended September 30, 2009 which included 4.6 points of favorable loss reserve development due to lower than expected severity on prior accident year catastrophe losses and on non-catastrophe losses related to commercial multi-peril, compared to 3.1 points of favorable loss reserve development in the three months ended September 30, 2008 mainly due to lower than expected severity on non-catastrophe losses related to package business. Partially offsetting this decrease was a 0.7 point higher current accident year loss and LAE ratio including catastrophes, as compared to the prior year period, related to catastrophe losses in our middle market division. The loss and LAE ratio for the three months ended September 30, 2009 included $16.9 million or 9.8 points of current accident year catastrophe losses primarily related to wind and thunderstorm events, compared with the prior year which included $15.5 million or 8.5 points primarily related to hurricane Ike. The increase in the expense ratio is due to the adverse effect of a lower earned premium base compared to the prior year period.

Personal lines. Net written premiums for personal lines decreased by 21.5% to $128.3 million in the three months ended September 30, 2009 from $163.4 million in the three months ended September 30, 2008. In traditional personal lines, net written premiums decreased 18.7% to $109.2 million. In an effort to further reduce our property catastrophe exposure in the Northeast, we entered into a 30% quota share agreement with a group of reinsurers effective from January 1, 2009 through December 31, 2009. During the three months ended September 30, 2009, we ceded $16.5 million of written premiums from our Northeast homeowners business written through OneBeacon Insurance Company (OBIC) and its subsidiary companies, along with Adirondack Insurance Exchange and New Jersey Skylands Insurance Association in New York and New Jersey, respectively. Excluding the impact of the homeowners quota share, traditional personal lines net written premium decreased by 6.4%. Further, net written premiums at AutoOne decreased 36.0% to $19.2 million, primarily due to declines in New York’s assigned risk pool. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to decline to approximately $133 million in 2009, down from $143 million in 2008, $179 million in 2007 and $253 million in 2006.

The personal lines combined ratio for the three months ended September 30, 2009 increased to 101.4% from 96.8% for the three months ended September 30, 2008. The loss and LAE ratio increased 4.1 points to 68.9%, while the expense ratio increased by 0.5 points to 32.5%. The current accident year loss and LAE ratio including catastrophes increased 4.7 points as compared to the prior year period, reflecting higher current accident year non-catastrophe loss ratios in automobile liability at AutoOne and in traditional personal lines and several large homeowners losses in traditional personal lines. The three months ended September 30, 2009 included 0.7 points of favorable loss reserve development related to lower than expected severity on catastrophe losses in traditional personal lines, compared with 0.1 points of favorable loss reserve development in the three months ended September 30, 2008. The expense ratio for the three months ended September 30, 2009 was essentially flat when compared to the three months ended September 30, 2008.

Run-off.  Run-off business generated an underwriting loss of $1.0 million in the three months ended September 30, 2009, compared to an underwriting loss of $2.6 million in the three months ended September 30, 2008. The decrease was primarily due to lower loss and LAE in the three months ended September 30, 2009 which included $1.0 million of loss and LAE, compared with $2.4 million of loss and LAE in the three months ended September 30, 2008.

Insurance Operations— Nine months ended September 30, 2009 versus nine months ended September 30, 2008

Specialty lines. Net written premiums for specialty lines increased by 23.4% to $567.9 million in the nine months ended September 30, 2009 from $460.2 million in the nine months ended September 30, 2008. The increase was primarily due to a $33.6 million increase in net written premiums compared to the prior year period from our collector car and boat business that we began writing in the second quarter of 2008, and a $32.3 million increase in net written premiums from EBI which we acquired in the third quarter of 2008. The increase compared to the prior year period was also due to a $23.7 million increase in net written premiums from OBPI, a $16.3 million increase in net written premiums from A&H and a $12.2 million increase in net written premiums from OBGR, partially offset by a $13.2 million decrease in net written premiums from IMU.

The specialty lines combined ratio for the nine months ended September 30, 2009 decreased to 83.1% from 91.5% for the nine months ended September 30, 2008. The loss and LAE ratio decreased 12.3 points to 43.8% while the expense ratio increased 3.9 points to 39.3%. The decrease in the loss and LAE ratio was mainly due to a 10.4 point decrease in the current accident year loss and LAE ratio including catastrophes as compared to the prior period. Current accident year non-catastrophe losses for the nine months ended September 30, 2008 included the impact of large losses at IMU, as described above. Additionally, the nine months ended September 30, 2009 reflected lighter catastrophe losses with 0.5 points of current accident year catastrophe losses, compared to 3.1 points in the nine months ended September 30, 2008, mainly due to hurricanes Ike and Gustav. Further, the nine months ended September 30, 2009 included 10.5 points of favorable loss reserve development related to lower than expected severity on non-catastrophe losses in professional liability, compared with 8.6 points of favorable loss reserve development in the nine months ended September 30, 2008, also driven by lower than expected severity on non-catastrophe losses in professional liability. The increase in the expense ratio was mainly due to changes in mix of business within the specialty lines businesses and the mix of products offered within those businesses and the related costs incurred to acquire those businesses. Our collector car and boat business and some of our other newer specialty lines businesses receive higher compensation than the previous mix of business.

Commercial lines. Net written premiums for commercial lines decreased by 8.4% to $505.3 million in the nine months ended September 30, 2009 from $551.9 million in the nine months ended September 30, 2008. The decrease was primarily due to a $39.9 million decrease in our traditional middle market division, reflecting continued soft market conditions.

The commercial lines combined ratio for the nine months ended September 30, 2009 decreased to 95.8% from 100.3% for the nine months ended September 30, 2008. The loss and LAE ratio decreased 4.8 points to 58.4%, while the expense ratio increased 0.3 points to 37.4%. The decrease in the loss and LAE ratio was primarily due to 3.0 points of higher favorable loss reserve development in the current period, which included 6.7 points of favorable loss reserve development mainly due to lower than expected severity in package business and commercial multi-peril, compared with 3.7 points related to lower than expected severity in package business, commercial multi-peril and OneBeacon Specialty Property in the nine months ended September 30, 2008. In addition, the nine months ended September 30, 2009 included 3.9 points of current accident year catastrophe losses, compared to 6.4 points in the nine months ended September 30, 2008. The catastrophe losses in the nine months ended September 30, 2009 were primarily related to severe wind and thunderstorm events. The catastrophe losses in the nine months ended September 30, 2008 were primarily related to hurricane Ike in our middle market and small business divisions and losses from tornados in the southeastern United States that impacted our middle market division in the first quarter of 2008. The expense ratio for the nine months ended September 30, 2009 was essentially flat when compared to the nine months ended September 30, 2008.

Personal lines. Net written premiums for personal lines decreased by 16.6% to $397.9 million in the nine months ended September 30, 2009 from $477.0 million in the nine months ended September 30, 2008. In traditional personal lines, net written premiums decreased 14.5% to $325.9 million. During the nine months ended September 30, 2009, we ceded $46.5 million of written premiums from our Northeast homeowners business under the quota share agreement described above. Excluding the impact of the homeowners quota share, traditional personal lines net written premiums decreased by 2.3%. Further, net written premiums at AutoOne decreased 25.2% to $72.0 million primarily due to declines in New York’s assigned risk pool, as described above.

The personal lines combined ratio for the nine months ended September 30, 2009 increased to 106.1% from 96.7% for the nine months ended September 30, 2008. The loss and LAE ratio increased 10.5 points to 75.2%, while the expense ratio decreased by 1.1 points to 30.9%. The increase in the loss and LAE ratio was mainly due to 7.7 points of adverse loss reserve development in the nine months ended September 30, 2009 primarily related to personal injury protection litigation at AutoOne, compared with 1.5 points of adverse loss reserve development in the nine months ended September 30, 2008, primarily related to personal automobile liability at AutoOne. In addition, the nine months ended September 30, 2009 included a 4.3 point increase in the current accident year loss and LAE ratio including catastrophes as compared to the prior period primarily related to higher current accident year non-catastrophe loss ratios in automobile liability. The decrease in the expense ratio was primarily due to lower policy acquisition expenses as a result of the ceding commission related to the homeowners quota share, as described above.

Run-off.  Run-off business generated an underwriting loss of $3.1 million in the nine months ended September 30, 2009, compared to an underwriting loss of $18.9 million in the nine months ended September 30, 2008. The decrease was primarily due to lower loss and LAE in the nine months ended September 30, 2009 which included $4.5 million of loss and LAE, compared with $18.4 million of loss and LAE in the nine months ended September 30, 2008 driven primarily by $9.2 million of incurred unallocated loss adjustment expenses related to the Liberty Mutual Insurance Group settlement.

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

A summary of results from our Other Operations segment for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	($ in millions)
Net investment (expense) income	$(1.2)	$0.7	$(1.1)	$11.1
Net realized and unrealized investment losses	(0.5)	(0.2)	(0.4)	(3.1)
Net other revenues	0.6	1.5	4.1	0.7
Total revenues	(1.1)	2.0	2.6	8.7
General and administrative expenses	2.7	2.4	6.1	7.0
Accretion of fair value adjustment to loss and LAE reserves	1.4	3.0	4.1	9.0
Interest expense on debt	8.9	10.1	28.7	31.2
Interest expense—dividends and accretion on preferred stock	—	—	—	33.4
Total expenses	13.0	15.5	38.9	80.6
Pre-tax loss	$(14.1)	$(13.5)	$(36.3)	$(71.9)

Other Operations Results—Three months ended September 30, 2009 versus three months ended September 30, 2008

Our Other Operations segment reported a pre-tax loss of $14.1 million in the three months ended September 30, 2009, compared to a pre-tax loss of $13.5 million for the three months ended September 30, 2008. The increase in loss was primarily related to a decrease in net investment (expense) income to $(1.2) million in the three months ended September 30, 2009, compared to $0.7 million in the prior year period, principally due to a lower average invested asset base, and a decrease in net other revenues to $0.6 million in the three months ended September 30, 2009, compared to $1.5 million in the prior year period. These decreases were partially offset by a decrease in interest expense related to a reduction in debt.

Other Operations Results—Nine months ended September 30, 2009 versus nine months ended September 30, 2008

Our Other Operations segment reported a pre-tax loss of $36.3 million in the nine months ended September 30, 2009, compared to a pre-tax loss of $71.9 million for the nine months ended September 30, 2008. The decrease in loss was primarily related to a decrease in interest expense related to the Berkshire Preferred Stock which was redeemed in the second quarter of 2008. Further, net other revenues increased mainly due to a $5.4 million gain related to the purchase of a portion of our senior notes. The decrease in interest expense was partially offset by a decrease in net investment (expense) income to $(1.1) million in the nine months ended September 30, 2009, compared to $11.1 million in the prior year period, due to a lower average invested asset base and lower investment yields. Net investment income in the nine months ended September 30, 2008 included $6.2 million related to assets held in trust for the Berkshire Preferred Stock.

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

Our investment portfolio mix as of September 30, 2009 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments which are comprised of common stock, convertible bonds and other investments such as hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible bonds and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.

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

Investment Returns

A summary of our consolidated pre-tax investment results for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	($ in millions)
Net investment income (1)	$34.4	$43.1	$92.4	$137.8
Net realized investment gains (losses)	29.6	(61.2)	(35.3)	(59.2)
Change in net unrealized investment gains and losses	88.0	(294.7)	274.4	(354.7)
Total GAAP pre-tax investment results	$152.0	$(312.8)	$331.5	$(276.1)

(1)	Includes $6.2 million of net investment income for assets held in trust for the nine months ended September 30, 2008.

Gross investment returns versus typical benchmarks for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three months ended September 30, (2)		Nine months ended September 30, (1)(2)
	2009	2008	2009	2008
Fixed maturity investments	4.3%	(2.3)%	11.7%	(0.9)%
Short-term investments	0.1	0.3	0.4	2.0
Total fixed income	3.5	(1.9)	9.1	(0.5)
Barclays U.S. Intermediate Aggregate Index	3.2	(0.1)	5.9	1.2
Common stock	4.7	(20.6)	(13.9)	(19.7)
Convertible bonds	12.1	(3.1)	17.8	(6.9)
Total common stock and convertible bonds	10.4	(16.1)	6.3	(16.0)
Other investments	2.7	(21.1)	8.7	(17.8)
Total common stock, convertible bonds and other investments	7.5	(17.2)	7.1	(16.4)
S&P 500 Index (total return)	15.6	(8.4)	19.3	(19.3)
Total consolidated portfolio	4.0%	(7.1)%	8.8%	(5.7)%

(1)	Includes $6.2 million of net investment income for assets held in trust for the nine months ended September 30, 2008.

(2)

Gross investment income returns exclude investment expenses of $3.0 million and $4.0 million, respectively, for the three months ended September 30, 2009 and 2008, and $8.8 million and $11.2 million, respectively, for the nine months ended September 30, 2009 and 2008.

During the third quarter of 2008, there were significant declines and high volatility in the equity markets, a lack of liquidity in the credit markets and a widening of credit spreads in debt securities. These factors had a significant adverse effect on the performance of our investment portfolio in 2008.

Investment Returns—Three months ended September 30, 2009 versus three months ended September 30, 2008

Overview

Our total pre-tax investment results were $152.0 million, a return of 4.0% for the three months ended September 30, 2009, compared to $(312.8) million, a return of (7.1)% for the three months ended September 30, 2008. Net investment income in the three months ended September 30, 2009 was $34.4 million, a decrease of $8.7 million, compared to $43.1 million in the three months ended September 30, 2008. The decrease was principally due to a lower average invested asset base. Included in net investment income for the three months ended September 30, 2009 was a $2.6 million inflation adjustment related to our inflation indexed treasury securities as compared to a $6.8 million inflation adjustment related to these securities for the three months ended September 30, 2008. Net realized investment gains (losses) were $29.6 million in the three months ended September 30, 2009, an increase of $90.8 million, compared to $(61.2) million in the three months ended September 30, 2008. The change in net unrealized investment gains and losses resulted in a gain of $88.0 million in the three months ended September 30, 2009, compared to a loss of $294.7 million in the three months ended September 30, 2008.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 3.5% for the three months ended September 30, 2009, compared to (1.9)% for the three months ended September 30, 2008. The fixed maturity portfolio, in particular the corporate bond portfolio, performed well during the three months ended September 30, 2009, driven by spread tightening. The three months ended September 30, 2009 included $13.4 million in net realized gains. During the three months ended September 30, 2009 and 2008, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 3 years for both periods which performed consistently with its characteristics and above the Barclays U.S. Intermediate Aggregate Index benchmark for the three months ended September 30, 2009 and slightly worse for the three months ended September 30, 2008.

Common stock, convertible bonds and other investments

Our total common stock, convertible bond and other investment portfolio returned 7.5% for the three months ended September 30, 2009, compared to (17.2)% for the three months ended September 30, 2008. Our total common stock and convertible bond portfolio returned 10.4% and (16.1)% for the three months ended September 30, 2009 and 2008, respectively, or 5.2 percentage points and 7.7 percentage points worse, respectively, than the Standard & Poor’s 500 Index (S&P 500) benchmark.  The S&P 500 rebounded during the three months ended September 30, 2009; given the reduction in the size of our equity portfolio discussed previously, we were more heavily weighted in convertible bonds than in common stocks, resulting in our portfolio underperforming the S&P 500 benchmark. The three months ended September 30, 2009 included $1.3 million in net realized gains related to our common stock and convertible bond investments. Our other investment portfolio returned 2.7% for the three months ended September 30, 2009, compared to (21.1)% for the three months ended September 30, 2008.

Investment Returns—Nine months ended September 30, 2009 versus nine months ended September 30, 2008

Overview

Our total pre-tax investment results were $331.5 million, a return of 8.8% for the nine months ended September 30, 2009, compared to $(276.1) million, a return of (5.7)% for the nine months ended September 30, 2008. Net investment income in the nine months ended September 30, 2009 was $92.4 million, a decrease of $45.4 million, compared to $137.8 million in the nine months ended September 30, 2008. The decrease was due to a lower average invested asset base and lower investment yields. Contributing to the lower investment yields was a $(2.0) million inflation adjustment related to our inflation indexed treasury securities for the nine months ended September 30, 2009 as compared to a $13.9 million inflation adjustment related to these securities for the nine months ended September 30, 2008. Net investment income in the nine months ended September 30, 2008 included $6.2 million related to assets held in trust. Net realized investment gains (losses) were $(35.3) million in the nine months ended September 30, 2009, an increase of $23.9 million compared to $(59.2) million in the nine months ended September 30, 2008. The change in net unrealized investment gains and losses resulted in a gain of $274.4 million in the nine months ended September 30, 2009, compared to a loss of $354.7 million in the nine months ended September 30, 2008.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 9.1% for the nine months ended September 30, 2009, compared to (0.5)% for the nine months ended September 30, 2008. The fixed maturity portfolio, in particular the corporate bond portfolio, performed well during the nine months ended September 30, 2009, driven by spread tightening. The nine months ended September 30, 2009 included $10.4 million in net realized losses. During the nine months ended September 30, 2009 and 2008, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately

3 years for both periods which performed consistently with its characteristics and above the Barclays U.S. Intermediate Aggregate Index benchmark for the nine months ended September 30, 2009 and slightly worse for the nine months ended September 30, 2008.

Common stock, convertible bonds and other investments

Our total common stock, convertible bond and other investment portfolio returned 7.1% for the nine months ended September 30, 2009, compared to (16.4)% for the nine months ended September 30, 2008. Our total common stock and convertible bond portfolio returned 6.3% and (16.0)% for the nine months ended September 30, 2009 and 2008, respectively, or 13.0 percentage points worse and 3.3 percentage points better, respectively, than the S&P 500 benchmark. The S&P 500 rebounded during the first nine months of 2009; given the reduction in the size of our equity portfolio discussed previously, we are more heavily weighted in convertible bonds than in common stocks, resulting in our portfolio underperforming the S&P 500 benchmark. We recorded $25.0 million in net realized losses in the nine months ended September 30, 2009, which included $29.8 million of net realized losses on the sales of common stock and convertible bond investments resulting from the reduction in the size of the equity portfolio discussed previously. Our other investment portfolio returned 8.7% for the nine months ended September 30, 2009, compared to (17.8)% for the nine months ended September 30, 2008.

Fair Value Considerations

On January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements”, subsequently codified as FASB Accounting Standards Codification (ASC) 820. ASC 820 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). ASC 820 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, subsequently codified as ASC 825, for our available-for-sale securities and our investments in hedge funds and private equity funds. Consistent with the guidance in ASC 825, in conjunction with the adoption, these securities are now reported as trading securities. Upon adoption, we recorded an adjustment of $180.6 million to reclassify net unrealized gains, after tax, and net unrealized foreign currency translation gains, after tax, related to investments from accumulated other comprehensive income to opening retained earnings. Subsequent to adoption, we report changes in fair value in revenues before the effect of tax.

We use brokers and outside pricing services to assist in determining fair values. For investments in active markets, we use the quoted market prices provided by the outside pricing services to determine fair value. The outside pricing services we use have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable, we utilize fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. In circumstances where observable inputs are adjusted to reflect management’s best estimate of fair value, such fair value measurements are considered a lower level measurement in the fair value hierarchy.

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

Other investments, which are comprised of hedge funds and private equity funds, are carried at fair value based upon our proportionate interest in the underlying fund’s net asset value, which is deemed to approximate fair value. The fair value of our investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds’ underlying investments in accordance with ASC 820.  We employ a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund’s audited financial statements and discussing each fund’s pricing with the fund’s manager.  However, since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable.  Accordingly, the fair values of our investment in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy.

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820.  In circumstances where our portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly.  At September 30, 2009 and December 31, 2008, we did not record an adjustment to the net asset value related to our investments in hedge funds or private equity funds.

As of September 30, 2009 and December 31, 2008, other investments represented approximately 4% and 5%, respectively,  of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of September 30, 2009 and December 31, 2008 were comprised of $95.1 million and $117.3 million, respectively, in hedge funds, $57.0 million and $65.2 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At September 30, 2009 and December 31, 2008, we held investments in 17 and 20 hedge funds, respectively, and 17 and 16 private equity funds, respectively. The largest investment in a single fund was $11.1 million and $26.1 million at September 30, 2009 and December 31, 2008, respectively.

As of both September 30, 2009 and December 31, 2008, approximately 92% of the investment portfolio recorded at fair value was priced based upon observable inputs.

The fair value measurements at September 30, 2009 and December 31, 2008 for assets for which we adopted ASC 825 and any related Level 3 inputs are as follows:

	Fair value at September 30, 2009	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$501.0	$—	—%
Debt securities issued by industrial corporations	1,291.5	10.6	0.8
Municipal obligations	2.7	—	—
Asset-backed securities	902.5	23.2	2.6
Foreign government obligations	22.0	—	—
Preferred stocks	76.0	74.4	97.9
Fixed maturity investments	2,795.7	108.2	3.9
Common equity securities	81.2	31.1	38.3
Convertible bonds	244.0	—	—
Short-term investments	730.6	—	—
Other investments	166.2	166.2	100.0
Total	$4,017.7	$305.5	7.6%

	Fair value at December 31, 2008	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$409.6	$—	—%
Debt securities issued by industrial corporations	870.2	—	—
Municipal obligations	5.0	—	—
Asset-backed securities	758.9	28.0	3.7
Foreign government obligations	38.6	—	—
Preferred stocks	52.5	51.3	97.7
Fixed maturity investments	2,134.8	79.3	3.7
Common equity securities	276.7	26.2	9.5
Convertible bonds	241.2	—	—
Short-term investments	962.2	—	—
Other investments	196.6	196.6	100.0
Total	$3,811.5	$302.1	7.9%

At September 30, 2009 and December 31, 2008, we held one private preferred stock that represented approximately 98% and 97%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, we had $25.1 million and $20.2 million, respectively, of liabilities recorded at fair value and included in other liabilities as of September 30, 2009 and December 31, 2008. These liabilities relate to securities that have been sold short by a limited partnership that we invest in and are required to consolidate in accordance with GAAP. All of the liabilities included in the $25.1 million and $20.2 million, respectively, have been deemed to have a Level 1 designation as of September 30, 2009 and December 31, 2008. As of December 31, 2008, other liabilities also included $10.4 million related to the fair value of the interest rate swap on the mortgage note. The interest rate swap was deemed to have a Level 2 designation at December 31, 2008. During the second quarter of 2009, we repaid the outstanding balance on the mortgage note and settled the interest rate swap. See Note 6 — “Debt” of the accompanying consolidated financial statements.

The changes in Level 3 fair value measurements for the three and nine months ended September 30, 2009 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2009	$79.3	$26.2	$—	$196.6	$302.1
Total net realized and unrealized gains (losses)	(1.0)	0.2	—	(4.6)	(5.4)
Purchases	12.0	—	0.5	3.5	16.0
Sales	(4.2)	—	—	(6.2)	(10.4)
Transfers in	11.2	—	—	—	11.2
Transfers out	(5.3)	—	—	—	(5.3)
Balance at March 31, 2009	$92.0	$26.4	$0.5	$189.3	$308.2
Total net realized and unrealized gains (losses)	15.9	3.1	0.1	7.9	27.0
Purchases	—	—	2.4	0.3	2.7
Sales	(8.5)	—	(0.2)	(8.1)	(16.8)
Transfers in	16.1	—	—	—	16.1
Transfers out	(17.4)	—	—	—	(17.4)
Balance at June 30, 2009	$98.1	$29.5	$2.8	$189.4	$319.8
Total net realized and unrealized gains (losses)	11.3	1.4	—	4.1	16.8
Purchases	17.1	0.2	—	2.7	20.0
Sales	(0.7)	—	—	(30.0)	(30.7)
Transfers in	—	—	—	—	—
Transfers out	(17.6)	—	(2.8)	—	(20.4)
Balance at September 30, 2009	$108.2	$31.1	$—	$166.2	$305.5

Level 3 measurements for fixed maturities at March 31, 2009, June 30, 2009 and September 30, 2009 comprise securities for which the estimated fair value has not been determined based upon quoted market prices for identical or similar securities.

During the three months ended March 31, 2009, two securities for which the quoted market prices provided by a third party source were deemed to be unreliable based upon industry standard pricing models are reflected in “Transfers in” of $11.2 million.  The fair values of these securities were estimated using industry standard pricing models in which we selected inputs using our best judgment. Inputs included matrix pricing, benchmark interest rates, market comparables and other relevant inputs. The industry standard pricing models we use apply the same valuation methodology for all Level 3 measurements for fixed maturities. Because these measurements are not directly observable, they are considered to be Level 3. The fair value for these securities determined using the industry standard pricing models was $0.8 million less than the estimated fair value based upon the third party source. Observable inputs in the form of quoted market prices for these securities had been used at December 31, 2008 to estimate fair value and these securities had been categorized as Level 2 measurements. In addition, during the first quarter, one security which had been classified as a Level 3 measurement at December 31, 2008 was recategorized as a Level 2 measurement when quoted market prices became available and were deemed to be reliable at March 31, 2009. This measurement comprises “Transfers out” of $5.3 million for the three months ended March 31, 2009.

During the second quarter, we identified three securities for which the quoted market prices provided by a third party source were deemed to be unreliable based upon industry standard pricing models described above and are reflected in “Transfers in” of $16.1 million. Because these measurements are not directly observable, they are considered to be Level 3.  The fair value of these securities, determined using the industry standard pricing models, was $1.5 million less than the estimated fair value based upon the third party source. Observable inputs in the form of quoted market prices for these securities had been used at March 31, 2009 to estimate fair value and these securities had been categorized as Level 2 measurements.  In addition, during the second quarter, three securities which had been classified as Level 3 measurements at March 31, 2009 were recategorized as Level 2 measurements when quoted market prices became available and were deemed to be reliable at June 30, 2009. These measurements totaled $13.0 million and are included in “Transfers out” for the three months ended June 30, 2009.

During the third quarter, eight fixed maturity investments which had been classified as Level 3 measurements at June 30, 2009 were recategorized as Level 2 measurements when quoted market prices became available and were deemed to be reliable at

September 30, 2009. These measurements totaled $17.6 million and are included in “Transfers out” for the three months ended September 30, 2009.  In addition, two convertible bonds which had been classified as Level 3 measurements at June 30, 2009 were recategorized as Level 2 measurements when quoted market prices became available and were deemed to be reliable at September 30, 2009. These measurements totaled $2.8 million and are included in “Transfers out” for the three months ended September 30, 2009.

In addition, during the three months ended March 31, 2009, we took control of certain securities that were previously included in securities lending collateral and under the control of the lending agent. Because the pricing methodology and inputs used by the lending agent to estimate fair value for a number of these securities did not provide sufficient transparency to permit validation of the measurements, these measurements were categorized as Level 3 and were included in “Purchases” for the first quarter.  During the second quarter, we were able to obtain quoted market prices for similar or identical securities.  The fair value measurements for these securities were estimated using those observable price inputs and the measurements which totaled $4.4 million were reclassified to Level 2 measurements and are included in “Transfers out”.

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

We purchase commercial and residential mortgage-backed securities to maximize our fixed income portfolio’s risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. We are not an originator of residential mortgage loans and held $0.1 million of residential mortgage-backed securities categorized as sub-prime as of September 30, 2009. In addition, our investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of September 30, 2009. We consider sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., we consider investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

There are also mortgage-backed securities that we categorize as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of September 30, 2009, we did not hold any mortgage-backed securities classified as non-prime. We did not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

Our investments in asset-backed securities are generally valued using matrix and other pricing models. Key inputs in a typical valuation are benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. At September 30, 2009, the market for our investments in asset-backed securities remained active and, accordingly, we did not adjust the fair value estimates for the effect of illiquidity.

The following table summarizes the carrying value of our mortgage-backed and other asset-backed securities holdings as of September 30, 2009 and December 31, 2008:

	As of September 30,	As of December 31,
	2009	2008
	($ in millions)
Mortgage-backed securities:
Agency (1)
GNMA	$476.0	$367.3
FNMA	103.8	28.5
FHLMC	58.4	84.9
Non-agency:
Residential	38.4	111.9
Commercial	149.4	126.8
Total mortgage-backed securities (2)	826.0	719.4
Other asset-backed securities:
Credit card	2.9	39.5
Auto	72.8	—
Other	0.8	—
Total other asset-backed securities	76.5	39.5
Total asset-backed securities (3)	$902.5	$758.9

(1)	Represents publicly-traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government.

(2)	Approximately 99% of our mortgage-backed securities as of both September 30, 2009 and December 31, 2008 have the highest ratings ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”).

(3)

Of our total asset-backed securities, approximately 96% and 97% as of September 30, 2009 and December 31, 2008, respectively, have the highest ratings ascribed by Moody’s (“Aaa”) or Standard & Poor’s (“AAA”).

Securities Lending

As described below, we participated in a securities lending program as a mechanism for generating additional investment income on our fixed maturity and common equity portfolios. Under the securities lending arrangements, certain of our fixed maturity and common equity investments were loaned to other institutions for short periods of time through a lending agent. We maintained control over the securities we loaned, retained the earnings and cash flows associated with the loaned securities and received a fee from the borrower for the temporary use of the asset. Collateral, in the form of cash and United States government securities, was required at a rate of 102% of the fair value of the loaned securities. An indemnification agreement with the lending agent protected us in the event a borrower became insolvent or failed to return any of the securities on loan. In the event of a shortfall in the collateral amount required to be returned to the securities lending counterparty (e.g., as a result of investment losses), we were obligated to make up any deficiency.

In February 2009, we amended the terms of the securities lending program to give us more control over the investment of borrowers’ collateral and to separate the assets supporting that collateral into a segregated account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral as well as the reinvestment of cash were narrowed to permit investment in only cash equivalent securities, (ii) we have the authority to direct the lending agent to both sell specific collateral securities in the segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) we and the lending agent agreed to manage the securities lending program toward an orderly wind-down. In May 2009, we instructed the lending agent not to make any additional loans of securities and to recall all of the securities on loan and fund the return of collateral to the borrower. As of September 30, 2009, $1.7 million in collateral had not been returned to the borrower.

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on 2008 statutory surplus of $1.4 billion, our top tier regulated insurance operating subsidiaries have the ability to pay approximately $136 million of dividends during 2009, subject to the availability of unassigned funds. As of June 30, 2009, our top tier regulated insurance operating subsidiaries had $1.0 billion of unassigned funds. As of September 30, 2009, we had approximately $106 million of unrestricted net cash and fixed maturity investments outside of our regulated insurance operating subsidiaries.

During the nine months ended September 30, 2009, our regulated operating subsidiaries paid $30.0 million of dividends to OneBeacon Insurance Group LLC.

Economic Defeasance

In connection with our initial public offering, two of our subsidiaries, OBH and OBEH, each established an irrevocable grantor trust. The assets of each trust were solely dedicated to the satisfaction of the payment of dividends and redemption amounts on, respectively, the $300 million liquidation preference of OBH’s Berkshire Preferred Stock and $20 million liquidation preference of Zenith Insurance Company Preferred Stock (Zenith Preferred Stock). OBH and OBEH funded their respective trusts with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government-sponsored enterprises. The scheduled interest and principal payments were sufficient to pay when due all amounts required under the terms of the Berkshire

Preferred Stock and the Zenith Preferred Stock. The creation and funding of the trusts did not legally defease the preferred stock nor create any additional rights for the holders of the preferred stock either in the trust or otherwise, although the assets in the trusts were segregated from OBH’s and OBEH’s other general assets and were not available to OBH or OBEH for any use other than the payment of the Berkshire Preferred Stock and the Zenith Preferred Stock. Assets held in one of the trusts were used to redeem the Zenith Preferred Stock in June 2007, while assets held in the other trust were used to redeem the Berkshire Preferred Stock in May 2008. White Mountains Capital, Inc., a subsidiary of White Mountains, served as the trustee for the irrevocable grantor trusts. Pre-tax net investment income earned on these investments totaled $6.2 million for the nine months ended September 30, 2008.

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

We calculate our insurance float by taking our net invested assets and subtracting our total capital. The following table illustrates our consolidated insurance float position as of September 30, 2009 and December 31, 2008.

	September 30,		December 31,
	2009		2008
	($ in millions)
Total investments	$4,017.7		$3,811.5
Cash	53.0		53.0
Accounts receivable on unsettled investment sales	30.1		49.0
Accounts payable on unsettled investment purchases	(29.3)		(6.8)
Net invested assets	$4,071.5		$3,906.7
OneBeacon’s shareholders’ equity	$1,373.5		$1,155.1
Debt	620.4		731.9
Total capital	$1,993.9		$1,887.0
Insurance float	$2,077.6		$2,019.7
Insurance float as a multiple of total capital	1.0	x	1.1	x
Net invested assets as a multiple of total capital	2.0	x	2.1	x
Insurance float as a multiple of OneBeacon’s shareholders’ equity	1.5	x	1.7	x
Net invested assets as a multiple of OneBeacon’s shareholders’ equity	3.0	x	3.4	x

Financing

The following table summarizes our capital structure as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	($ in millions)
Senior unsecured notes, carrying value	$606.4	$675.1
Other debt	14.0	56.8
Total debt	620.4	731.9

OneBeacon’s shareholders’ equity	1,373.5	1,155.1
Total capital	$1,993.9	$1,887.0

Ratio of debt to total capital	31.1%	38.8%

We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, given the recent disruptions in the capital markets, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms or at all.

The 5.875% Senior Notes due 2013 of our subsidiary OBH, which we refer to as the Senior Notes, are currently rated “Baa2” (“Medium Grade”, the ninth highest of twenty-one ratings) with a stable outlook by Moody’s, “BBB” (“Adequate”, the ninth highest of twenty-two ratings) with a negative outlook by Standard & Poor’s, “bbb” (“Good”, the ninth highest of twenty-two ratings) with a stable outlook by A.M. Best Company, Inc. and “BBB+” (“Good”, the ninth highest of twenty-three ratings) with a negative outlook by Fitch, Inc. During the third quarter of 2008, OBH repurchased $24.0 million of the outstanding Senior Notes for $22.3 million which resulted in a $1.6 million gain. During the first quarter of 2009 OBH repurchased $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain. During the second quarter of 2009, OBIC purchased $37.3 million of outstanding Senior Notes for $35.2 million, which resulted in a $1.9 million gain. During the third quarter of 2009, OBIC purchased $21.0 million of outstanding Senior Notes for $19.8 million, which resulted in a $1.0 million gain.

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

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, OBH and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limits the ability of OBH and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At September 30, 2009, OBH was in compliance with all of the covenants under the Senior Notes.

The indenture also contains a cross default provision which provides that if White Mountains as guarantor has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, the default provisions under the indenture to the Senior Notes will be triggered. White Mountains has two revolving credit facilities which provide for borrowing up to a maximum of $475 million and which contain restrictive financial covenants. As of September 30, 2009, the facilities were undrawn. Refer to “Note 18. Related Party Disclosures” of the Company’s 2008 Annual Report on Form 10-K.

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

Share Repurchase Program

On August 22, 2007, our Board of Directors authorized us to repurchase up to $200.0 million of OneBeacon’s Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the three and nine months ended September 30, 2009, no shares were repurchased. During the three and nine months ended September 30, 2008, we repurchased and retired 0.4 million and 3.4 million, respectively, of our Class A common shares for $6.6 million and $68.8 million, respectively.

Cash Flows

Detailed information concerning our cash flows for the nine months ended September 30, 2009 and 2008 follows:

For the nine months ended September 30, 2009

Financing and Other Capital Activities

During the first nine months of 2009, we declared and paid $59.9 million in cash dividends to holders of OneBeacon’s common shares.

During the first nine months of 2009, we paid a total of $21.6 million in interest, including $20.2 million in interest on the Senior Notes, and repaid a total of $2.2 million in principal on our debt obligations.

During the first nine months of 2009, OBIC purchased a portion of the Senior Notes for $55.0 million.

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

During the first nine months of 2008, we paid a total of $23.1 million in interest, including $20.6 million in interest on the Senior Notes, and repaid $2.0 million in principal on our debt obligations.

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

Critical Accounting Estimates

Refer to the Company’s 2008 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of September 30, 2009, there were no material changes to our critical accounting estimates.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our 2008 Annual Report on Form 10-K and in particular item 7A — “Quantitative and Qualitative Disclosures About Market Risk”.  As of September 30, 2009, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K. Included below are additional sensitivity analyses as of September 30, 2009.

Sensitivity analysis of spread risk

Widening and tightening of spreads generally translate into decreases and increases in fair values of fixed maturity investments. The table below summarizes the estimated effects of hypothetical widening and tightening of spreads for different classes of our fixed maturity and convertible bond portfolios. In estimating the impact of hypothetical tightening of spreads, for fixed maturity investments yielding more than the 5 year Constant Maturity Treasury Index (CMT Index) as of September 30, 2009, to the extent their yields would have decreased to levels lower than the 5 year CMT Index as of September 30, 2009, we limited their price appreciation to a level equal to the yield of the 5 year CMT Index.  For fixed maturity investments yielding less than the 5 year CMT Index as of September 30, 2009, we assumed no price appreciation.

	September 30, 2009 Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
	($ in millions)
U.S Government and agency obligations	$501.0	$—	$—	$—	$—
Foreign government obligations	22.0	0.1	0.1	(0.1)	(0.2)

		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed securities	$638.2	$7.8	$5.1	$(6.2)	$(12.4)
Other asset-backed securities	76.5	—	—	(0.3)	(0.5)

		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by industrial corporations	$1,291.5	$74.3	$42.4	$(45.9)	$(89.0)
Municipal obligations	2.7	—	—	—	(0.1)
Convertible bonds	244.0	3.1	1.7	(5.2)	(10.2)

		Tighten 400	Tighten 200	Widen 200	Widen 400
Non-agency commercial mortgage-backed securities	$149.4	$6.8	$4.6	$(4.8)	$(9.3)

		Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	$76.0	$4.0	$3.8	$(6.0)	$(13.9)
Non-agency residential mortgage-backed securities	38.4	4.5	2.4	(2.1)	(4.0)

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

The following illustrates the estimated effect on September 30, 2009 fair values resulting from hypothetical changes in market value:

	Change in fair value
	10% decline	10% increase	30% decline	30% increase
	($ in millions)
Hedge funds	$(9.5)	$9.5	$(28.5)	$28.5
Private equity funds	(5.7)	5.7	(17.1)	17.1

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

	Year ended December 31,
	2008	2007	2006	2005	2004
HFRX Equal Weighted Strategies Index	(21.9)%	4.0%	8.8%	1.3%	2.7%
S&P 500 Index	(37.0)	5.5	15.8	4.9	10.9

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

The CEO and CFO of the Company (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in the Company’s periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2009.

PART II.        OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Company from time to time is involved in various routine legal proceedings.  We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.       RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2008 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2009, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2007, the Company’s board of directors authorized the Company to repurchase up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the three and nine months ended September 30, 2009, no shares were repurchased.

ITEM 6.          EXHIBITS

(a) Exhibits

10.1**	Services Agreement by and between Small Army, Inc. and OneBeacon Insurance Company dated as of September 6, 2006, as amended.
10.2**	Services Agreement by and between Small Army, Inc. and OneBeacon Insurance Group, LLC dated as of March 29, 2007, as amended.
11*	Statement Re Computation of Per Share Earnings
31.1**	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Not included as an exhibit as the information is contained elsewhere within this report. See Note 12 of the Notes to the Consolidated Financial Statements.
**	Filed Herewith
***	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.

	By:	/s/ Ann Marie Andrews
Ann Marie Andrews
Date: October 30, 2009		Chief Accounting Officer