Form 10-K
period 2009-12-31
OneBeacon Insurance Group, Ltd.
filed 2010-02-26
CIK 1369817

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting shares (based on the closing price of Class A common shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2009, was $270,951,486.

         As of February 24, 2010, 23,366,312 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual General Meeting of Members scheduled to be held June 16, 2010 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Overview

        OneBeacon Insurance Group, Ltd. (the Company or the Registrant), an exempted Bermuda limited liability company, through its subsidiaries (collectively, OneBeacon, we, us, or our) is a property and casualty insurance writer that provides a range of insurance products and services. We have historically offered a range of specialty, commercial and personal products and services sold primarily through select independent agents and brokers. However, we have recently entered into two transactions that will transform us into a specialty lines company. On December 3, 2009, we sold the renewal rights to our non-specialty commercial lines business and on February 2, 2010, we entered into a definitive agreement to sell our personal lines business.

        With roots dating back to 1831, we have been operating for more than 175 years and have relationships with many independent agencies and brokers. OneBeacon was acquired by White Mountains Insurance Group, Ltd. (White Mountains) from Aviva plc (Aviva, formerly CGNU) in 2001 (the OneBeacon Acquisition). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of our common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2009, White Mountains owned 75.4% of our common shares.

        Our headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. Our U.S. headquarters are located at 1 Beacon Lane, Canton, Massachusetts 02021, our principal executive office is located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.

        Our reportable segments are Insurance Operations, formerly known as Primary Insurance Operations, and Other Operations. We currently manage our Insurance Operations segment through a specialty lines underwriting unit and a personal lines underwriting unit, nearly all of which is subject to the personal lines transaction described below. The Insurance Operations segment also includes run-off business, which primarily consists of non-specialty commercial lines business which is being transferred to The Hanover Insurance Group (The Hanover), as described below, and other run-off business. Certain other activities are conducted through our top holding company, OneBeacon Insurance Group, Ltd., and our intermediate subsidiaries and are included in our Other Operations segment.

        Our specialty lines businesses are national in scope, while our personal lines business has been exclusively available in the eight Northeastern states (the New England states, New York and New Jersey). We have added, and expect to continue to add, new specialty businesses both organically and through acquisition, guided by our focus on profitable growth while prudently managing underwriting risk.

        Our principal operating subsidiaries are rated "A" (Excellent, the third highest of fifteen financial strength ratings) by A.M. Best Company, Inc. (A.M. Best), "A" (Strong, the sixth highest of twenty-one financial strength ratings) by Standard & Poor's Rating Service (Standard & Poor's), "A2" (Good, the sixth highest of twenty-one financial strength ratings) by Moody's Investors Service, Inc. (Moody's) and "A" (Strong, the sixth highest of twenty-one financial strength ratings) by Fitch, Inc. (Fitch).

        In 2009, our net written premiums totaled approximately $1.9 billion and we had total assets of approximately $7.5 billion and total OneBeacon's shareholders' equity of approximately $1.4 billion at December 31, 2009.

 Recent Developments

        We have recently entered into two transactions that will transform us into a specialty lines insurance company. We expect that the transactions will free up significant capital, increase our financial flexibility and also substantially reduce our catastrophe exposure.

        Commercial lines.    On December 3, 2009, we sold the renewal rights to approximately $490 million in premiums from our non-specialty commercial lines business to The Hanover. The transaction includes small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the Commercial Lines Transaction). As consideration, we received $23.2 million, and will receive an additional 10% of premiums renewed in excess of $200 million for the first renewal period. We will continue to manage claims from business written prior to the Commercial Lines Transaction and for business written by The Hanover through June 30, 2010. The Hanover will reimburse us for our expenses incurred to provide the claims administration services.

        Personal lines.    On February 2, 2010, we entered into a definitive agreement to sell our personal lines business to Tower Group, Inc. (Tower) (the Personal Lines Transaction). The Personal Lines Transaction includes the sale of two insurance companies containing the personal lines business, two attorneys-in-fact managing the reciprocal insurance exchanges (reciprocals) that write the personal lines business in New York and New Jersey, and the surplus notes issued by each of the reciprocals. Net written premiums for the affected books total approximately $420 million for the year ended December 31, 2009. As consideration, we will receive an amount equal to the statutory surplus in the reciprocals (approximately $103 million at December 31, 2009, including the par value of the surplus notes issued by the reciprocals), the GAAP equity in the insurance companies and attorneys-in-fact (approximately $45 million at December 31, 2009), plus $32.5 million. AutoOne Insurance (AutoOne) is not being sold as part of this transaction. The sale is subject to certain state regulatory approvals and is expected to close in the second quarter of 2010.

Our Business Focus

        We are a specialty company as demonstrated by our focus on certain customer groups and/or geographic territories where we believe our targeted products, pricing and expertise deliver a competitive advantage. In personal lines, our flagship package product has provided a specialized approach to the market by bundling automobile, home, liability, watercraft and other coverages in a single policy. We believe that our proprietary knowledge regarding our targeted industries, classes and risk characteristics provides us with a competitive edge for our terms and conditions on individual accounts. We believe specialization will result in superior returns as compared to a more "generalist" underwriting approach.

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

        We derive substantially all of our revenues from earned premiums, investment income and net realized and unrealized gains and losses on investment securities. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, we invest the premiums, earn investment income and generate net realized and unrealized investment gains and losses on investments.

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

Insurance Operations

        Our Insurance Operations segment includes specialty lines and personal lines insurance products and services. The Insurance Operations segment also includes run-off business, which primarily consists of non-specialty commercial lines business which is being transferred to The Hanover, as well as national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group (Liberty Mutual) effective November 1, 2001. See "Business—Run-off".

        For the years ended December 31, 2009, 2008 and 2007, our net written premiums by line of business were as follows:

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Specialty(1)	$946.2	$836.9	$654.0
Personal	508.7	618.7	690.4
Run-off(2)	451.8	507.5	520.0

Total	$1,906.7	$1,963.1	$1,864.4

(1)
Specialty lines now includes Technology, Financial Services, OneBeacon Specialty Property and Property and Inland Marine which were formerly reported in commercial lines. Prior periods have been reclassified to conform to the current presentation.

(2)
Run-off includes non-specialty commercial lines business subject to the Commercial Lines Transaction and other run-off business. See "Business—Run-off." Prior periods have been reclassified to conform to the current presentation.

  Specialty lines

        Specialty lines is a collection of niche businesses that focus on solving the unique needs of particular customer or industry groups on a national scale. We provide distinct products and offer tailored coverages and services, managed by seasoned teams of market specialists. These businesses maintain stand-alone operations and distribution channels targeting their specific customer groups. Our specialty lines include several businesses focused on smaller property-casualty insurance segments where particular expertise and relationships with similarly focused distribution partners has resulted historically in strong operating results. These businesses maintain their competitive advantage through a deep knowledge of their respective customers and markets. Our specialty lines businesses currently include:

  •
  OneBeacon Professional Insurance (OBPI):  OBPI, formerly known as OneBeacon Professional Partners, specializes in professional liability insurance products for an increasingly broad range of industry groups. OBPI's original focus on health-care related liability insurance continues while expansion into non-health-care related liability insurance segments has increased over the last five years. Medical liability insurance for health-care industry segments, including hospitals, physician groups, managed care organizations, long-term care facilities and other non-hospital medical facilities, represents the most significant share of OBPI's business. Additionally, OBPI offers stop loss insurance to certain health-care providers through its provider excess insurance and HMO reinsurance products. Errors and omissions liability insurance coverage is also provided to business segments including design professionals for the construction industry, law firms, in-house counsel, realtors and media organizations. Management liability coverage, specifically directors and officers and employment practices insurance, is offered on a limited basis to some of the business segments noted above. Underwriting, claims and risk control services are managed internally. OBPI's policies are primarily issued on a "claims made" basis, which covers losses reported during the time period when a liability policy is in effect, regardless of when the event causing the claim actually occurred.

  •
  Collector Cars and Boats:  In the second quarter of 2008, we began to provide property and casualty insurance solutions through an exclusive partnership with Hagerty Insurance Agency and Hagerty Classic Marine Insurance Agency (Hagerty), the nation's premier collector car and classic boat agencies. Hagerty's specialty services include collector car and wooden boat insurance, automotive museum insurance, restoration shop insurance, vehicle valuation, financing and roadside assistance, as well as a variety of useful information resources. Its Hagerty Plus community of collector-car enthusiasts has over 280,000 members. Hagerty works proactively on hobby advocacy and supports the Collectors Foundation, a nonprofit organization formed by Hagerty and dedicated to the preservation of the hobby.

  •
  International Marine Underwriters (IMU):  A leading provider of marine insurance, this business traces its roots back to the early 1900s. IMU coverages include physical damage or loss and general liability for cargo and commercial hull, both at primary and excess levels. IMU also offers coverage for marinas, including a "package" product with comprehensive property and liability coverage, and yachts, the offerings for which were strengthened by IMU's acquisition in October 2006 of yacht-specialist National Marine Underwriters, Inc., a yacht insurance managing general agency. IMU does not offer offshore energy products. Target customers include ferry operators and charter boats (hull), marina operators and boat dealers (package product) and private-pleasure yachts.

  •
  Technology:  Technology's customer groups include hardware manufacturers, software companies, and telecommunications service providers. Our custom @vantage for Technology policies provides coverage for technology customers' unique needs including specialized professional liability such as data privacy, communications and errors and omissions liability, both domestically and internationally. Within the Technology segment, we also specialize further with a product tailored for medical technology customers available on a claims-made or occurrence basis and that also provides protection worldwide. Within this class, we target medical device manufacturers and operations.

  •
  Property and Inland Marine (PIM):  The PIM segment provides monoline property and inland marine products. Our property focus is on the real estate, health care, education, aviation, municipality and manufacturing sectors, while inland marine targets the construction, transportation and fine arts segments. We deliver creative and tailored solutions that fit our customers' unique needs through broad coverage forms, specialized risk control and claims handling capabilities.

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

  •
  Specialty Accident and Health (A&H):  A&H provides accident insurance principally to employer groups, associations and affinity groups. A&H's products include corporate accident, travel accident and occupational accident coverage which is primarily targeted to the trucking industry. In the fourth quarter of 2008, A&H launched OneBeacon Services to provide employer and affinity groups with access to a suite of services to help manage today's emerging issues. Services include a discounted prescription drug program, identity theft resolution services and travel assistance services. The A&H group distributes products through independent agents and brokers, and selectively markets directly to customers.

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

  •
  Financial Services:  The Financial Services segment commenced operations in October 2005 by targeting a broad range of financial services companies including credit unions, investment advisors, securities broker/dealers, insurance companies and commercial banks. Through our @vantage for Financial Services product we provide customers with broad property and general liability protection. For community banks with under $3 billion in assets, the product may be augmented with specialized professional liability coverages.

  •
  OneBeacon Specialty Property (OBSP):  OBSP provides protection against certain damages over and above those covered by primary policies or a large self-insured retention. Target classes include apartments and condominiums, commercial real estate, small-to-medium manufacturing, retail/wholesale and public entity and educational institutions. OBSP targets customers with low catastrophe-exposed risks. Our OBSP solutions are provided primarily through surplus lines wholesalers in all 50 states and the District of Columbia.

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

  •
  OneBeacon Energy (OBEG):  OBEG began offering property and casualty products in July 2009 to companies engaged in traditional upstream and midstream oil and gas production, storage and distribution and companies who use renewable energy resources to generate power or produce alternative fuels. OBEG's coverages include monoline property, monoline general liability, general liability combined with automobile liability and lead umbrella. All coverages offered are specifically tailored for these markets and risks. OBEG does not offer offshore energy products. Market-leading agents and brokers that specialize in the energy business strategically distribute OBEG's products throughout the United States.

        For the years ended December 31, 2009, 2008 and 2007, our specialty lines net written premiums were as follows:

	Year ended December 31,(1)
	2009	2008	2007
	($ in millions)
OBPI	$266.9	$239.9	$213.9
Collector cars and boats(2)	144.8	110.0	—
IMU	135.5	157.0	158.6
Other specialty lines(3)	399.0	330.0	281.5

Total specialty lines	$946.2	$836.9	$654.0

(1)
Specialty lines now includes Technology, Financial Services, OBSP and PIM which were formerly reported in commercial lines. Prior periods have been reclassified to conform to the current presentation.

(2)
Collector cars and boats began writing premiums in the second quarter of 2008.

(3)
Other specialty lines includes EBI, A&H, OBGR, OBEG, Dewar, Technology, Financial Services, OBSP and PIM. No individual business included in other specialty lines generated greater than $85 million in annual net written premiums.

  Personal lines

        Our personal lines underwriting unit is comprised of traditional personal lines, which is subject to the Personal Lines Transaction, and AutoOne. The Personal Lines Transaction is subject to certain state regulatory approvals and is expected to close in the second quarter of 2010.

  •
  Traditional personal lines:  Our traditional personal lines has provided a comprehensive suite of personal insurance products sold through select independent agents with a focus on eight Northeastern states. Our personal lines products include:

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

    Within traditional personal lines, in addition to automobile, homeowners and package policy offerings, we also include management services provided to reciprocals and the consolidation of the reciprocals described below.

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

      •
      Reciprocals:  We provide management services for a fee to three reciprocal insurance exchanges, which we refer to as reciprocals. The reciprocals offer the OneChoice product as described above. We have created and capitalized the reciprocals by lending them funds in exchange for surplus notes. Reciprocals are policyholder-owned insurance carriers organized as unincorporated associations. We have no ownership interest in these reciprocals. As required by GAAP, our consolidated financial statements reflect the consolidation of these reciprocals. See Note 14—"Variable Interest Entities" of the accompanying consolidated financial statements.

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

        For the years ended December 31, 2009, 2008 and 2007, our personal lines net written premiums were as follows:

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Traditional personal lines excluding reciprocals	$225.5	$296.4	$338.0
Reciprocals	194.4	203.2	221.3

Traditional personal lines	419.9	499.6	559.3
AutoOne	88.9	119.9	134.6
Total personal lines(1)	$508.7	$618.7	$690.4

(1)
Includes elimination between traditional personal lines and AutoOne.

  Run-off

        Run-off consists of non-specialty commercial lines business included in the Commercial Lines Transaction, as well as national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual effective November 1, 2001.

        On December 3, 2009, we sold the renewal rights to our non-specialty commercial lines business to The Hanover. The transaction includes small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (commercial run-off). We will continue to manage claims from our non-specialty commercial lines policies written prior to the January 1, 2010 effective date of the Commercial Lines Transaction.

        Beginning in 2001, national accounts and certain specialty programs were discontinued. On November 1, 2001, we transferred our regional agency business, agents and operations in 42 states and the District of Columbia to Liberty Mutual pursuant to a renewal rights agreement (the Liberty Agreement). The Liberty Agreement pro-rated results so that OneBeacon assumed approximately two-thirds of the operating results from renewals through October 31, 2002 and approximately one-third of the operating results from renewals through October 31, 2003. The renewal rights under the Liberty Agreement expired on October 31, 2003. We continue to manage claims from the discontinued national accounts and specialty programs business as well as the claims related to the business that was subject to the Liberty Agreement (legacy run-off).

        For the years ended December 31, 2009, 2008 and 2007, our net written premiums from run-off were as follows:

	Year ended December 31,(1)
	2009	2008	2007
	($ in millions)
Total run-off	$451.8	$507.5	$520.0

(1)
Run-off includes non-specialty commercial lines business subject to the Commercial Lines Transaction and other run-off business. Prior periods have been reclassified to conform to the current presentation.

Geographic Concentration

        Our net written premiums are derived solely from business produced in the United States.

        Business from specialty lines was produced in the following states:

	Year ended December 31,(1)
	2009	2008	2007
California	12.8%	12.1%	10.0%
New York	9.0	9.2	8.5
Texas	7.0	6.5	5.2
Florida	5.5	5.7	8.1
Massachusetts	5.5	5.2	7.1
New Jersey	4.3	4.4	4.6
Other(2)	55.9	56.9	56.5

Total	100.0%	100.0%	100.0%

(1)
Specialty lines now includes Technology, Financial Services, OBSP and PIM which were formerly reported in commercial lines. Prior periods have been reclassified to conform to the current presentation.

(2)
No individual state was greater than 4% of net written premiums, except as noted above.

        Business from personal lines was produced in the following states:

	Year ended December 31,
	2009	2008	2007
New York	39.2%	41.5%	40.3%
Massachusetts	21.4	22.5	23.0
New Jersey	13.6	13.0	12.0
Connecticut	10.7	9.1	6.5
Maine	7.1	7.9	7.7
Rhode Island	3.8	3.6	3.3
Other(1)	4.2	2.4	7.2

Total	100.0%	100.0%	100.0%

(1)
No individual state was greater than 3% of net written premiums.

        Business from run-off was produced in the following states:

	Year ended December 31,(1)
	2009	2008	2007
California	18.6%	14.6%	14.3%
Massachusetts	15.4	17.0	17.1
New York	13.8	13.5	14.2
Maine	7.9	8.4	7.3
New Jersey	6.2	6.6	6.3
Connecticut	5.8	6.8	6.9
Other(2)	32.3	33.1	33.9

Total	100.0%	100.0%	100.0%

(1)
Run-off includes non-specialty commercial lines business subject to the Commercial Lines Transaction and other run-off business. Prior periods have been reclassified to conform to the current presentation.

(2)
No individual state was greater than 3% of net written premiums.

        As a result of the Commercial Lines Transaction and the Personal Lines Transaction, we expect our geographic premium distribution going forward to be consistent with our historical specialty lines premiums.

Marketing and Distribution

        We offer our products through a network comprised of independent agents, regional and national brokers and wholesalers. Our distribution relationships consist of approximately 3,400 agencies and brokers. In recent years, we have expanded our distribution channels to include select managing general agencies (MGAs), either through acquisitions or exclusive relationships. These MGAs focus on a particular customer group with tailored products and services, and related expertise.

        Our specialty lines businesses are managed from locations logistically appropriate to their target markets. OBPI is based in Avon, Connecticut and distributes its products through select national and regional brokers and agents. IMU is headquartered in New York City and operates through ten locations throughout the United States. Its products are distributed through a network of select agencies that specialize in marine business. Our collector cars and boats business is written through an exclusive MGA relationship with Hagerty. This relationship has an initial term of 5 years and will be up for renewal in the second quarter of 2013. Dewar's affiliate, A.W.G. Dewar Agency, which is located in Quincy, Massachusetts, distributes tuition refund products to independent schools and colleges throughout North America. A&H conducts business through independent agents and brokers and selectively markets directly to customers. EBI, an MGA, sells directly and through a network of independent agents through locations in New York City and California. OBGR strategically distributes its products through agents and brokers. OBEG sells through a network of regional agencies and brokers that specialize in the energy industry. Technology, Financial Services, PIM and OBSP are distributed through a network of select independent insurance agencies.

        Personal lines products are exclusively available in the eight northeastern states through a network of select independent insurance agencies.

        We protect the integrity of our franchise value by selectively appointing agents that demonstrate business and geographic profiles that align with our target markets and specialized capabilities. We believe in the added value provided by independent insurance agents and brokers as they conduct more complete assessments of their clients' needs, which result in more appropriate coverages and prudent risk management. We also believe that independent agents and brokers will continue to be a significant force in overall industry premium production.

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

        We use tiered rating plans in personal lines that permit us to offer more tailored price quotes to our customers based on underwriting criteria applicable to each tier. The enhanced accuracy and precision of our rate plans enable us to more confidently price our products to the exposure, and thereby permit our agency partners to deliver solutions to a broader range of customers.

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

        Claims are separately organized by the respective operations. Through 2009, claims have been organized by specialty, commercial, personal and run-off operations. (No change has been made within claims management related to business subject to the Commercial Lines Transaction.) This approach allows us to better identify and manage claims handling costs. In addition, a shared claims service unit manages costs related to both staff and vendors. We have adopted a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claims payments, enabling us to lower the sum of the three. This approach requires the utilization of a considerable number of conventional metrics to monitor the effectiveness of various programs implemented to lower total loss costs. The metrics are designed to guard against implementation of expense containment programs that will cost us more than we expect to save.

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

        Calendar year reported claims in our legacy run-off operations, which excludes business subject to the Commercial Lines Transaction, were 1,387 in 2009, compared to 1,600 in 2008, a 13% reduction, in part due to the lapse of time and the nature of these run-off operations. These levels of reported claims are down from 1,800 in 2007, 2,400 in 2006 and 3,400 in 2005. Total open claims for legacy run-off operations were 3,963 at December 31, 2009, compared to 4,600 at December 31, 2008, a 14% reduction, which reflects the success of our focus on settling claims from our legacy run-off operations. Total open claims for legacy run-off operations were 5,500, 7,300 and 10,200 as of December 31, 2007, 2006 and 2005, respectively.

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

Reinsurance Protection and Catastrophe Management

        In the normal course of our business, we purchase reinsurance from high-quality, highly rated, third party reinsurers in order to minimize loss from large risks or catastrophic events.

        The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to our operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in an area affected by the event as well as the severity of the event. We use models (primarily AIR Version 11) to estimate the probability of the occurrence of a catastrophic event as well as potential losses under various scenarios. We use this model output in conjunction with other data to manage our exposure to catastrophe losses through individual risk selection and by limiting our concentration of insurance written in catastrophe-prone areas such as coastal regions. In addition, we impose wind deductibles on existing coastal windstorm exposures. We believe that our largest single event natural catastrophe exposures are Northeastern United States windstorms and California earthquakes.

        We seek to further reduce our potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective July 1, 2009, we renewed our property catastrophe reinsurance program through June 30, 2010. The program provides coverage for our personal and commercial property business as well as certain acts of terrorism. Under the program, the first $100 million of losses resulting from any single catastrophe are retained and the next $750 million of losses resulting from the catastrophe are reinsured. Any loss above $850 million would be retained. In the event of a catastrophe, our property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. We anticipate that the $850 million limit is sufficient to cover Northeast windstorm losses with a 0.4%-0.5% probability of occurrence (1-in-250-year event to 1-in-200-year event).

        Effective January 1, 2009, we entered into a quota share agreement with a group of reinsurers to cede 30% of written premiums from our Northeast homeowners business written through OneBeacon

Insurance Company (OBIC) and its subsidiary companies, along with Adirondack Insurance Exchange (Adirondack Insurance) and New Jersey Skylands Insurance Association (New Jersey Skylands) in New York and New Jersey, respectively. The program provides supplemental protection to previously established reinsurance described above. The reinsurers are all rated "A" (Excellent, the third highest of fifteen financial strength ratings) or better by A.M. Best. Effective January 1, 2010, we renewed the quota share agreement.

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

        As described above, in December 2009, we completed the Commercial Lines Transaction. This business will run off throughout 2010, reducing our overall catastrophe profile. We anticipate that the Commercial Lines Transaction will result in a reduction in our exposure to Northeast windstorm losses in 2010. Additionally, in February 2010, we announced the Personal Lines Transaction. The closing of the Personal Lines Transaction is subject to certain regulatory approvals and is expected to close in the second quarter of 2010. Upon closing, we anticipate that the Personal Lines Transaction will significantly reduce our Northeast windstorm exposures.

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

        We also maintain a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability, professional liability or umbrella liability in excess of $6 million up to $81 million. Corporate accident losses are covered up to $95 million excess of $35 million. This program provides coverage for terrorism losses but does not provide coverage for losses resulting from nuclear, biological, chemical or radiological terrorist attacks.

        In addition, we have reinsurance contracts with two reinsurance companies rated "AA+" (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor's and "A++" (Superior, the highest of fifteen financial strength ratings) by A.M. Best. One is the reinsurance cover with NICO which entitles us to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to A&E claims arising from business written by our predecessor prior to 1992 and 1987, respectively and certain other exposures. As of December 31, 2009, we have ceded estimated incurred losses of approximately $2.2 billion to the NICO Cover. Net losses paid totaled $1.2 billion as of December 31, 2009, with $118.0 million paid in 2009. The other contract is a reinsurance cover with General Reinsurance Corporation (GRC) for up to $570 million of additional losses on all claims arising from accident years 2000 and prior (the GRC Cover). As of December 31, 2009, we have ceded estimated incurred losses of $550 million to the GRC Cover. Pursuant to the GRC Cover, we are not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. We intend to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting our recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by us on our own investments. This cost, if any, is expected to be nominal.

        Reinsurance contracts do not relieve us of our obligations. Therefore, collectibility of balances due from reinsurers is critical to our financial strength. See Note 4—"Reinsurance" of the accompanying consolidated financial statements.

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

        In December 2007, the United States government extended the Terrorism Act for seven more years until December 31, 2014. The Terrorism Act, originally enacted in 2002, established a federal "back-stop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry's aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year's direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this "back-stop," primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

        We estimate our individual retention level for commercial policies subject to the Terrorism Act to be approximately $177 million in 2010. The federal government will pay 85% of covered terrorism losses that exceed our or the industry's retention levels in 2010, up to a total of $100 billion.

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

        We expect that the Commercial Lines Transaction will reduce the terrorism exposure profile as this business runs off throughout 2010.

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

        The following tables summarize our loss and LAE reserve activities for the years ended December 31, 2009, 2008 and 2007:

Year ended December 31, 2009	Insurance Operations	Other Operations(1)	Consolidated
	($ in millions)
Gross beginning balance	$4,504.5	$(210.5)	$4,294.0
Less beginning reinsurance recoverable on unpaid losses	(2,708.4)	205.1	(2,503.3)

Net loss and LAE reserves	1,796.1	(5.4)	1,790.7
Loss and LAE incurred relating to:
Current year losses	1,205.3	—	1,205.3
Prior year losses	(83.4)	—	(83.4)

Total incurred loss and LAE	1,121.9	—	1,121.9
Accretion of fair value adjustment to net loss and LAE reserves	—	5.4	5.4
Loss and LAE paid relating to:
Current year losses	(499.3)	—	(499.3)
Prior year losses	(676.8)	—	(676.8)

Total loss and LAE payments	(1,176.1)	—	(1,176.1)

Net ending balance	1,741.9	—	1,741.9
Plus ending reinsurance recoverable on unpaid losses	2,383.4	(190.5)	2,192.9

Gross ending balance	$4,125.3	$(190.5)	$3,934.8

Year ended December 31, 2008	Insurance Operations	Other Operations(1)	Consolidated
	($ in millions)
Gross beginning balance	$4,718.8	$(238.5)	$4,480.3
Less beginning reinsurance recoverable on unpaid losses	(2,850.6)	221.1	(2,629.5)

Net loss and LAE reserves	1,868.2	(17.4)	1,850.8
Loss and LAE incurred relating to:
Current year losses	1,188.2	—	1,188.2
Prior year losses	(62.0)	—	(62.0)

Total incurred loss and LAE	1,126.2	—	1,126.2
Accretion of fair value adjustment to net loss and LAE reserves	—	12.0	12.0
Loss and LAE paid relating to:
Current year losses	(495.1)	—	(495.1)
Prior year losses	(703.2)	—	(703.2)

Total loss and LAE payments	(1,198.3)	—	(1,198.3)

Net ending balance	1,796.1	(5.4)	1,790.7
Plus ending reinsurance recoverable on unpaid losses	2,708.4	(205.1)	2,503.3

Gross ending balance	$4,504.5	$(210.5)	$4,294.0

Year ended December 31, 2007	Insurance Operations	Other Operations(1)	Consolidated
	($ in millions)
Gross beginning balance	$5,108.2	$(270.5)	$4,837.7
Less beginning reinsurance recoverable on unpaid losses	(3,079.7)	237.1	(2,842.6)

Net loss and LAE reserves	2,028.5	(33.4)	1,995.1
Loss and LAE incurred relating to:
Current year losses	1,138.1	—	1,138.1
Prior year losses	(48.3)	—	(48.3)

Total incurred loss and LAE	1,089.8	—	1,089.8
Accretion of fair value adjustment to net loss and LAE reserves	—	16.0	16.0
Loss and LAE paid relating to:
Current year losses	(527.1)	—	(527.1)
Prior year losses	(723.0)	—	(723.0)

Total loss and LAE payments	(1,250.1)	—	(1,250.1)

Net ending balance	1,868.2	(17.4)	1,850.8
Plus ending reinsurance recoverable on unpaid losses	2,850.6	(221.1)	2,629.5

Gross ending balance	$4,718.8	$(238.5)	$4,480.3

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

        Section I of the 10-year table shows the estimated liability that was recorded at the end of each of the indicated years for all current and prior accident year unpaid loss and LAE. The liability represents the estimated amount of loss and LAE for claims that were unpaid at the balance sheet date, including incurred but not reported, or IBNR, reserves. In accordance with GAAP, the liability for unpaid loss and LAE is recorded in the balance sheet gross of the effects of reinsurance with an estimate of reinsurance recoverables arising from reinsurance contracts reported separately as an asset. The net balance represents the estimated amount of unpaid loss and LAE outstanding as of the balance sheet date, reduced by estimates of amounts recoverable under reinsurance contracts.

        Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency and severity patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2009. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2009. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2009.

	Insurance Operations Loss and LAE(1)(2) Year ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	($ in millions)
I. Liability for unpaid loss and LAE:
Gross balance	$6,276.0	$6,875.4	$8,320.2	$7,507.0	$6,109.0	$5,328.2	$5,713.4	$5,108.2	$4,718.8	$4,504.5	$4,125.3
Less reinsurance recoverable on unpaid loss and LAE	(1,262.7)	(1,252.1)	(3,591.5)	(3,534.4)	(2,954.8)	(2,670.9)	(3,382.0)	(3,079.7)	(2,850.6)	(2,708.4)	(2,383.4)

Net balance	$5,013.3	$5,623.3	$4,728.7	$3,972.6	$3,154.2	$2,657.3	$2,331.4	$2,028.5	$1,868.2	$1,796.1	$1,741.9
II. Cumulative amount of net liability paid through:
1 year later	1,938.1	1,965.3	1,851.6	1,610.2	1,421.1	1,146.7	1,004.6	772.0	700.9	681.2
2 years later	3,065.1	3,153.0	3,039.5	2,764.2	2,274.5	1,833.5	1,547.8	1,227.3	1,114.5
3 years later	3,824.9	3,984.7	3,963.6	3,489.6	2,809.9	2,264.2	1,897.6	1,540.0
4 years later	4,330.3	4,596.8	4,529.5	3,941.0	3,135.9	2,536.1	2,131.1
5 years later	4,666.9	4,957.3	4,876.0	4,209.3	3,347.5	2,713.6
6 years later	4,887.2	5,194.4	5,092.4	4,385.4	3,487.6
7 years later	5,044.7	5,351.0	5,233.9	4,508.5
8 years later	5,149.1	5,461.4	5,343.1
9 years later	5,228.5	5,549.5
10 years later	5,297.7
III. Net Liability re-estimated as of:
1 year later	5,829.0	4,730.8	4,781.3	4,110.3	3,253.4	2,763.2	2,354.3	1,980.2	1,806.2	1,712.7
2 years later	4,942.0	4,824.2	5,059.4	4,227.0	3,380.4	2,765.5	2,387.2	1,932.5	1,724.2
3 years later	4,927.0	5,294.3	5,143.8	4,344.8	3,396.2	2,852.7	2,350.7	1,873.4
4 years later	5,221.8	5,336.0	5,222.8	4,365.1	3,520.4	2,835.1	2,316.0
5 years later	5,165.8	5,383.6	5,244.3	4,497.0	3,521.5	2,839.4
6 years later	5,197.2	5,385.8	5,372.8	4,501.3	3,520.5
7 years later	5,169.2	5,490.1	5,372.9	4,513.4
8 years later	5,242.0	5,492.0	5,386.1
9 years later	5,335.4	5,506.8
10 years later	5,349.6
IV. Cumulative net (deficiency)/redundancy(3)	$(336.3)	$116.5	$(657.4)	$(540.8)	$(366.3)	$(182.1)	$15.4	$155.1	$144.0	$83.4
Percent (deficient)/redundant	(6.7)%	2.1%	(13.9)%	(13.6)%	(11.6)%	(6.9)%	0.7%	7.6%	7.7%	4.6%
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross unpaid loss and LAE latest re-estimate	$9,471.2	$9,690.1	$10,005.4	$9,078.2	$7,400.0	$6,347.5	$5,711.7	$4,934.6	$4,557.4	$4,412.7
Reinsurance recoverable latest re-estimate	(4,121.6)	(4,183.3)	(4,619.3)	(4,564.8)	(3,879.5)	(3,508.1)	(3,395.7)	(3,061.2)	(2,833.2)	(2,700.0)

Net unpaid loss and LAE latest re-estimate	$5,349.6	$5,506.8	$5,386.1	$4,513.4	$3,520.5	$2,839.4	$2,316.0	$1,873.4	$1,724.2	$1,712.7
VI. Cumulative Gross (deficiency)/redundancy	$(3,195.2)	$(2,814.7)	$(1,685.2)	$(1,571.2)	$(1,291.0)	$(1,019.3)	$1.7	$173.6	$161.4	$91.8
Percent (deficient)/ redundant	(50.9)%	(40.9)%	(20.3)%	(20.9)%	(21.1)%	(19.1)%	0.0%	3.4%	3.4%	2.0%

(1)
This table reflects the effects of the NICO Cover and the GRC Cover as if they had been in effect for all periods presented.

(2)
The 10-year table is reflective of activity related to our loss and LAE reserves from our Insurance Operations segment and does not include the effect of any reserve activity from the affiliate quota share agreements or other operations. Affiliate quota shares refer to two quota share reinsurance agreements we entered into with subsidiaries of White Mountains primarily for White Mountains' capital management purposes. These agreements were commuted in the fourth quarter of 2006 in connection with our initial public offering.

(3)
Our December 31, 2008 net liability for unpaid loss and LAE for our Insurance Operations segment re-estimated as of one year later resulted in a net redundancy of $83.4 million.

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

        In 2005, we increased our best estimate of gross losses related to the NICO contract by $841 million ($353 million net of other third party reinsurance) as a result of a study of our A&E exposures. This had the effect of increasing the gross reserve deficiency for calendar years 2004 and prior. During 2008, we completed a new study of our A&E exposures. This did not result in a significant change to our best estimate of gross losses related to the NICO contract. As a result of the study, we increased our best estimate of incurred losses ceded to NICO, net of underlying reinsurance, by $83.4 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."

        The following table reconciles loss and LAE reserves for our Insurance Operations determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
	2009	2008	2007
	($ in millions)
Statutory reserves	$3,285.4	$3,465.0	$3,564.5
Reinsurance recoverable on unpaid losses(1)	866.9	1,073.9	1,190.9
Other(2)	(27.0)	(34.4)	(36.6)

GAAP reserves	$4,125.3	$4,504.5	$4,718.8

(1)
Represents adjustments made to add back reinsurance recoverables on unpaid losses included with the presentation of reserves under GAAP.

(2)
Represents long-term workers compensation loss and LAE reserve discount in excess of statutorily defined discount.

Other Operations

        Our Other Operations segment consists of the activities of OneBeacon Insurance Group, Ltd. and our intermediate subsidiary holding companies which include OneBeacon U.S. Enterprises Holdings, Inc. (OBEH), formerly known as Fund American Enterprises Holdings, Inc., and OneBeacon U.S. Holdings, Inc. (OBH), formerly known as Fund American Companies, Inc., both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda. Our Other Operations segment primarily consists of financing activities, purchase accounting adjustments relating to the OneBeacon Acquisition, other assets and liabilities, and general and administrative expenses incurred at the holding company level.

        In May 2003, OBH issued $700.0 million face value of senior unsecured debt (the Senior Notes) through a public offering, at an issue price of 99.7%. The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013. During 2009, OBH repurchased $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain. During 2009, OBIC purchased $58.3 million of outstanding Senior Notes for $55.0 million, which resulted in a $2.9 million gain. During 2008, OBH repurchased $24.0 million of the outstanding Senior Notes for $22.3 million, which resulted in a $1.6 million gain.

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

Investments

Overview

        Our long-term investment philosophy has historically been to maximize our after tax total risk-adjusted return. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally. In the second half of 2008, we shifted our investment philosophy from a total return focus to a capital preservation focus in response to the significant declines and high volatility in equity markets, the lack of liquidity in the credit markets and the widening of credit spreads on fixed income securities. In particular, we significantly reduced the size of our equity portfolio and now have a larger percentage of our invested assets in cash and short-term investments than we have in the past under a total return approach. As overall financial markets and our investment results continue to stabilize, we are gradually shifting back from a focus on capital preservation to our traditional total return investment philosophy.

        Our investment portfolios are managed under agreements with White Mountains Advisors LLC (WM Advisors), a registered investment advisor that is owned by White Mountains, and Prospector Partners, LLC (Prospector), a registered investment advisor. See Note 16—"Related Party Disclosures" of the accompanying consolidated financial statements. Our investment portfolio mix as of December 31, 2009 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments which are comprised of common stock, convertible bonds and other investments such as hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible bonds and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.

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

        In February 2009, we amended the terms of the securities lending program to give us more control over the investment of borrowers' collateral and to separate the assets supporting that collateral into a segregated account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral as well as the reinvestment of cash were narrowed to permit investment in only cash equivalent securities, (ii) we have the authority to direct the lending agent to both sell specific collateral securities in the segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) we and the lending agent agreed to manage the securities lending program toward an orderly wind-down. In May 2009, we instructed the lending agent not to make any additional loans of securities and to recall all of the securities on loan and fund the return of collateral to the borrower. As of December 31, 2009, $1.7 million in collateral had not been returned to the borrower. As a result of the actions described above, the securities lending assets are no longer segregated and are included within our investment securities.

        At December 31, 2008, prior to the amendment of the terms of the securities lending program, the total market value of our securities on loan was $107.7 million with corresponding collateral of $100.7 million, resulting in an unrealized loss of $7.0 million recorded in change in net unrealized investment gains and losses, a component of net realized and unrealized investment gains (losses). In 2009 prior to exiting the securities lending program, we recorded $3.9 million of net realized and unrealized gains. Subsequent to exiting the program, we recorded $0.8 million of net realized and unrealized gains on the securities returned to us, resulting in a total of $2.3 million of net realized and unrealized losses in connection with our exiting from the program. The securities lending program has generated $18.1 million of additional investment income for us since inception in 2001.

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

        Effective January 1, 2010, the NAIC adopted amendments to the Annual Financial Reporting Model Regulation, or the Model Audit Rule (MAR). The amendments to the MAR include provisions very similar to Sarbanes-Oxley requirements for public companies and require certain insurance companies to appoint audit committees to oversee accounting and financial reporting processes as well as the audit of the financial statements of the insurer. Audit committees also are required to appoint independent auditors, among other things. The designated audit committee must receive reports regarding significant deficiencies, material weaknesses and solvency concerns at the insurance company level. Certain insurance companies also will be required to file a management report on internal control over financial reporting annually beginning with the fiscal year ending December 31, 2010.

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

Guaranty Associations

        The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer's share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments. At December 31, 2009, our aggregate reserve for such assessments totaled $17.2 million.

Pricing, Investment and Dividends

        Nearly all states have insurance laws requiring property and casualty insurers to file price schedules, policy or coverage forms, and other information with the state's regulatory authority. In most cases, such price schedules and/or policy forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to ensure that prices are adequate, not excessive and not discriminatory. For example, Massachusetts, a state where we have a sizable presence, had previously set virtually all aspects of automobile insurance rates, including agent commissions. While the state has transitioned to a system of managed competition, existing regulations continue to challenge an insurer's ability to adequately price its product, which often leads to unsatisfactory underwriting results.

        We are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture.

        One of the primary sources of cash inflows for us and certain of our intermediary holding companies is dividends received from our operating subsidiaries. Under the insurance laws of the jurisdictions under which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. During 2009, our first-tier insurance subsidiaries declared and paid $80.0 million in cash and non-cash dividends to OneBeacon Insurance Group LLC (OneBeacon LLC). Our first tier insurance subsidiaries have the ability to pay dividends of approximately $157 million to their parent in 2010 without approval of regulatory authorities.

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

Legislation

        In addition, legislation has been introduced in recent years that, if enacted, could result in the state and federal government assuming a more direct role in the regulation of the insurance industry. Furthermore, a number of additional enacted and pending state and Federal legislative measures could lead to increased consolidation and increased competition for business and capital in the financial services industry. We cannot predict whether any state or Federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect such measures may have on our insurance operations.

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

 Competition

        Property and casualty insurance is highly competitive. Our competitors include numerous domestic and international insurers, including regional companies, mutual companies, specialty insurance companies, underwriting agencies and diversified financial services companies, some of which have greater financial and marketing resources. The more significant competitive factors for most insurance products we offer are price, product terms and conditions, agency and broker relationships, and claims service. Our underwriting principles and dedication to independent distribution partners are unlikely to make us the low-cost provider in most markets. While it is often difficult for insurance companies to differentiate their products, we believe that providing superior specialty products to satisfy well-defined market needs, relying on agents and brokers who value our targeted expertise, superior claims service, and disciplined underwriting, we establish our competitive advantage. The continued existence of carriers operating with lower cost structures places ongoing pressure on our pricing and terms and conditions, which may impact our ability to compete.

Ratings

        Insurance companies are evaluated by various rating agencies in order to measure each company's financial strength. Higher ratings generally indicate financial stability and a stronger ability to pay claims. We believe that strong ratings are an important factor in the marketing of insurance products and services to agents and consumers. These financial strength ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold, or sell our securities.

        The following table presents the financial strength ratings assigned to our principal insurance operating subsidiaries as of February 25, 2010.

	A.M. Best(1)	Standard & Poor's(2)	Moody's(3)	Fitch(4)
Rating	"A" (Excellent)	"A" (Strong)	"A2" (Good)	"A" (Strong)
Outlook	Stable	Watch Negative(5)	Negative	Negative

(1)
"A" is the third highest of fifteen financial strength ratings.

(2)
"A" is the sixth highest of twenty-one financial strength ratings.

(3)
"A2" is the sixth highest of twenty-one financial strength ratings.

(4)
"A" is the sixth highest of twenty-one financial strength ratings.

(5)
Placed on Watch Negative on February 2, 2010.

        The 5.875% Senior Notes due 2013 of OBH are currently rated "bbb" (Good, the ninth highest of twenty-two creditworthiness ratings) with a stable outlook by A.M. Best, "BBB" (Adequate, the ninth highest of twenty-two creditworthiness ratings) on watch negative by Standard & Poor's, "Baa2" (Medium Grade, the ninth highest of twenty-one creditworthiness ratings) with a negative outlook by Moody's, and "BBB" (Good, the ninth highest of twenty-three creditworthiness ratings) with a negative outlook by Fitch.

Employees

        As of December 31, 2009, we employed approximately 2,100 persons. We believe that we have satisfactory relations with our employees.

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

        We will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested). Written or telephone requests should be directed to Investor Relations, OneBeacon Insurance Group, Ltd., 1 Beacon Lane, Canton, MA 02021, (877) 248-8765. Additionally, all such documents are physically available at our registered office at Clarendon House, 2 Church Street, Hamilton, HM 11 Bermuda.

ITEM 1A.    RISK FACTORS

        The information contained in this report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See "FORWARD-LOOKING STATEMENTS" (page 105) for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company's actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

Risks Relating to Our Business

         Our loss reserves may be inadequate to cover our ultimate liability for losses and as a result our financial results could be adversely affected.

        We are required to maintain adequate reserves to cover our estimated ultimate liabilities for loss and LAE. Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as IBNR reserves, which include a provision for expected future development on case reserves. These reserves are estimates based on actuarial, claims and underwriting assessments of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Because of the uncertainties that surround estimating loss and LAE reserves, we cannot be certain that our reserves are adequate and actual claims and claim expenses paid might exceed our reserves due to the uncertainties that surround estimating loss and LAE reserves. For example, we have a large number of workers compensation permanent disability claims. These claims involve medical payments that will be made far into the future and therefore the impact of medical inflation including increased utilization could have a material adverse impact on the ultimate amount of losses paid.

        We had established gross loss and LAE reserves of $3,934.8 million and $4,294.0 million as of December 31, 2009 and 2008, respectively. For the years ended December 31, 2009, 2008, and 2007, we recorded favorable loss reserve development of $83.4 million, $62.0 million and $48.3 million, respectively, net of reinsurance, related to the re-estimation of previously established reserves.

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

        To help protect against potential A&E claims relating to the period prior to 2001, we have a reinsurance contract from NICO, rated "AA+" (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor's and "A++" (Superior, the highest of fifteen financial strength ratings) by A.M. Best. We refer to this reinsurance contract as the NICO Cover. Under the NICO Cover we are entitled to recover up to $2.5 billion from NICO for (1) all asbestos claims arising from business written by us in 1992 and prior, (2) all environmental claims arising from business written by us in 1987 and prior, and (3) certain other latent exposures. In September 2008, we completed a study of our A&E exposures. Based on the study, we increased our best estimate of incurred losses ceded to NICO, net of underlying reinsurance, by $83.4 million to $2.2 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Insurance Operations—Year ended December 31, 2008 versus year ended December 31, 2007—Asbestos and Environmental Exposures". As of December 31, 2009, we have ceded estimated incurred losses of approximately $2.2 billion to the NICO Cover, leaving remaining protection under the NICO Cover of $320.2 million. Net losses paid totaled $1.2 billion as of December 31, 2009, with $118.0 million paid in 2009. Due to exclusions in policy language and changes in coverages provided, we do not believe that we have significant exposure to asbestos claims arising from business we wrote after 1992 or to environmental claims arising from business we wrote after 1987.

        As of December 31, 2009, we had established gross loss and LAE reserves for asbestos claims of $985.6 million. Approximately 99% of these loss and LAE reserves are covered under reinsurance arrangements. Our net loss and LAE reserves for asbestos claims after giving effect to third party reinsurance other than the NICO Cover was $688.8 million at December 31, 2009. Our net loss and LAE reserves for asbestos claims after giving effect to both third party reinsurance and the NICO Cover was $6.5 million at December 31, 2009.

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

        Insurers, including us, experienced an increase in the number of new asbestos-related claims in recent years, in particular in 2002 and 2003. We experienced a 12% increase in the number of accounts with asbestos-related claims reported during 2002 as compared to 2001 and another 51% increase in the number reported in 2003 from the level reported in 2002. We believe this increase was attributable to, among other things, more intensive advertising by lawyers seeking asbestos claimants, the increasing focus by plaintiffs on new and previously peripheral defendants, an acceleration of claims prior to the potential enactment of U.S. federal asbestos legislation, and an increase in the number of entities seeking bankruptcy protection as a result of asbestos-related liabilities. During 2004, we started to experience a decrease in the number of accounts with asbestos-related claims reported with a 37% decrease from the level reported in 2003; however, the number of accounts with asbestos-related claims reported in 2004 was still above levels reported in 1999, 2000 and 2001. During 2005, 2006, 2007 and 2008, we experienced a 6%, 13%, 15% and 32% decrease, respectively, in the number of accounts with asbestos-related claims reported when compared to the average of the prior three-year period. During 2009, we experienced a 8% decrease in the number of accounts with asbestos-related claims reported when compared to the average of the prior three-year period. It is uncertain whether the number of new annual claims and filings will continue to decrease, remain stable or increase when compared to prior annual periods. Also, in addition to adding new claims, bankruptcy proceedings may have the effect of significantly accelerating and increasing loss payments by insurers, including us.

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

        As of December 31, 2009, we had established gross loss and LAE reserves for environmental claims of $350.7 million. Approximately 98% of these loss and LAE reserves are covered under reinsurance arrangements. Our net reserves for environmental claims after giving effect to third party reinsurance other than the NICO Cover was $218.6 million at December 31, 2009. Our net loss and LAE reserves for environmental claims after giving effect to both third party reinsurance and the NICO Cover was $7.6 million as of December 31, 2009. Future exposure from environmental claims is uncertain, in part, for reasons similar to those described above for asbestos claims.

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

        We are not relieved of our obligations to our policyholders by purchasing reinsurance. Accordingly, we are subject to credit risk with respect to our reinsurance in the event that a reinsurer is unable to pay amounts owed to us as a result of a deterioration in its financial condition. A number of reinsurers in the industry experienced such deterioration in the aftermath of the 2001 terrorist attacks and the active 2005 hurricane season. To mitigate this risk, we annually review and periodically monitor our reinsurers' financial condition and require at the time of purchase of reinsurance that each of our reinsurers holds a rating of at least "A-" (Excellent, the fourth highest of fifteen financial strength ratings) by A.M. Best or the equivalent. While we believe that our reinsurers' financial condition is strong, it is possible that one or more of our reinsurers will be significantly adversely affected by future significant loss events, causing them to be unable to pay amounts owed to us. We also may be unable to recover amounts due under our reinsurance arrangements if our reinsurers choose to withhold payment due to a dispute or other factors beyond our control.

         Unpredictable catastrophic events could adversely affect our financial condition or results of operations.

        We write insurance policies that cover catastrophic events. Our policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires, explosions and severe winter weather. In recent years, the frequency of major weather-related catastrophes has increased. Our exposure to catastrophic windstorm damage in the Northeastern United States is the largest single natural catastrophe risk to our business. Some extremely remote modeled catastrophic events, or series of catastrophic events, could be of sufficient size to cause us to become insolvent, which would adversely affect our financial condition and results of operations. We also have significant exposure to a major earthquake in California and windstorm damage in the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast region (i.e., Florida to Texas). In addition, we are exposed to losses from terrorist attacks, such as attacks on the United States on September 11, 2001.

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

        We manage our exposure to catastrophic losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events, by estimating a probable maximum loss, which we refer to as PML, for many different catastrophe scenarios and by buying reinsurance. To manage and analyze aggregate insured values and PML, we use a variety of tools, including catastrophe modeling software packages. Our estimates of PML are dependent on many variables, including assumptions about the demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity in the aftermath of weather-related catastrophes utilized to model the event and the relationship of the actual event to the modeled event. Accordingly, if our assumptions about these variables are incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our financial condition and results of operations could be materially adversely affected. In December 2009, we completed the Commercial Lines Transaction. In February 2010, we announced the Personal Lines Transaction. The closing of the Personal Lines Transaction is subject to regulatory approvals and is expected to close in the second quarter of 2010. The Commercial Lines Transaction will reduce our exposure to catastrophic events and our PML over time as policy terms expire during 2010, while the Personal Lines Transaction will reduce our exposure immediately upon closing.

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

         Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Any adverse change in interest rates or volatility in the equity or debt markets could result in significant losses in the fair value of our investment portfolio.

        Our investment portfolio consists of fixed maturity securities, convertible bonds, short-term investments, common equity securities and other investments such as hedge funds and private equity funds. Our investment selections are designed to maximize after tax, total risk-adjusted return over the long term; however, investing entails substantial risks. We cannot assure you that we will achieve our investment objectives, and our investment performance may vary substantially over time.

        Investment returns are an important part of our strategy to grow book value, and fluctuations in the fixed income or equity markets could impair our results of operations or financial condition. A significant period of time normally elapses between the receipt of insurance premiums and the disbursement of insurance claims. During this time, we invest our capital and funds allocated to support unpaid loss and LAE reserves. We seek to maximize our total return on these investments through the generation of investment income, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities, and realized and unrealized investment gains on the securities we hold in our investment portfolio.

        The investment income and fair market value of our investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates and volatility in the stock market. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. Although we attempt to manage the risks of changes in interest rates, we may not be able to do so. In particular, a significant increase in interest rates could result in significant losses, realized or unrealized, in the fair value of our investment portfolio and, consequently, could have an adverse effect on our results of operations and financial condition.

        In addition, we are exposed to changes in the level or volatility of equity prices that affect the value of securities or instruments that derive their value from a particular equity security, a basket of equity securities or a stock index. These conditions are outside of our control and could adversely affect the value of our investments and our results of operations and financial condition. During 2008, financial markets experienced an unprecedented level of volatility. For the year ended December 31, 2008, we recognized a total pre-tax investment loss of $585.1 million, primarily due to the downturn in the equities markets. Although we have taken steps to reduce the level of risk in our portfolio by reducing our equity holdings, which are comprised of common stock, convertible bonds and other investments, from 19% at December 31, 2008 to 12% at December 31, 2009, there is no assurance that these steps will fully protect us from further market downturns and volatility.

        We are highly dependent on WM Advisors, which is owned by White Mountains, and Prospector, in connection with the management of our investment portfolio. WM Advisors supervises and directs the fixed income and other investments portion of our investment portfolio, and Prospector supervises and directs the publicly-traded common equity securities and convertible bonds portion of our investment portfolio. The investment management agreements with each of WM Advisors and Prospector, entered into in November 2006 in connection with our initial public offering, provided for an initial fixed term of three years, which was extended by us for an additional two year term. If we lose our investment relationship with WM Advisors or with Prospector, we may not be able to secure an investment advisor or advisors who will produce returns on our investments similar to these produced by WM Advisors and Prospector in the past, or any positive returns at all.

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

        Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. Our current financial strength ratings are "A" (Excellent, third highest of fifteen ratings) by A. M. Best, "A" (Strong, sixth highest of twenty-one ratings) by Standard & Poor's, "A2" (Good, sixth highest of twenty-one ratings) by Moody's and "A" (Strong, sixth highest of twenty-one ratings) by Fitch. We currently have a "Stable" outlook from A.M. Best and as of February 2010 are on "Watch Negative" with Standard & Poor's. In 2009, Fitch changed our outlook from "Stable" to "Negative", and in February 2010, Moody's also changed our outlook from "Stable" to "Negative" after placing our ratings under review for a potential downgrade on December 4, 2009. A downgrade, withdrawal or negative watch/outlook of our financial strength ratings could severely limit or prevent our insurance subsidiaries from writing new insurance policies or renewing existing insurance policies, which could have a material adverse effect on our financial condition and results of operations. A downgrade, withdrawal or negative watch/outlook of our creditworthiness ratings could severely limit our ability to raise new debt or make new debt more costly and/or have more restrictive conditions.

         Our debt and related service obligations could adversely affect our business.

        As of December 31, 2009, we had $621.1 million face value of indebtedness. Our ability to meet our debt and related service obligations, as well as our ability to pay a dividend on our common shares, will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are beyond our control. In addition, White Mountains is subject to restrictive financial covenants contained in its revolving credit facility that require White Mountains to pay the principal and interest on its debt and maintain specified financial ratios and to satisfy financial condition tests. A breach of these covenants could result in an event of default under White Mountains' revolving credit facility which would allow lenders to declare all amounts owed under the revolving credit facility to be immediately due and payable. A failure to pay principal and interest on White Mountains' revolving credit facility would trigger cross acceleration provisions contained in the indentures of our Senior Notes. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations, or to repay any accelerated indebtedness as a result of the trigger of the cross acceleration provisions in the indentures of the Senior Notes. If we do not have enough cash, we may be required to refinance all or part of our existing debt, sell assets, borrow more cash or sell equity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all. See the risk factor concerning our Senior Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing" and Note 16—"Related Party Disclosures" of the accompanying consolidated financial statements.

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

        As a holding company with no direct operations, we rely on net investment income and dividends and other permitted payments from our subsidiaries to pay our expenses. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, under the insurance laws of the jurisdictions in which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Generally, our regulated operating subsidiaries have the ability to pay dividends during any 12-month period in an amount equal to the greater of prior year statutory net income or 10% of prior year statutory surplus, subject to the availability of unassigned funds. As a result, based on 2009 statutory surplus, our top tier regulated operating subsidiaries have the ability to pay approximately $157 million of dividends during 2010, subject to the availability of unassigned funds. As of December 31, 2009, our top tier regulated operating subsidiaries had $1.1 billion of unassigned funds available for dividend distribution. Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level. However, if our insurance subsidiaries cannot pay dividends in future periods, we may have difficulty servicing our debt, paying dividends on our common shares and meeting our holding company expenses. For additional information relating to insurance regulations governing our operations, see "Regulatory Matters."

         The property and casualty insurance industry is highly competitive and we may not be able to compete effectively in the future.

        The property and casualty insurance industry is highly competitive and has historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (soft markets) followed by periods of relatively high prices and more selective underwriting standards (hard markets). We compete with numerous domestic and international insurance companies. Many of our competitors have greater financial, marketing and management resources than we do and have established long-term and continuing business relationships throughout the insurance industry, which can be a significant competitive advantage for them.

        In addition, we predominantly offer our products through a network of independent agents and brokers. These agents and brokers are sometimes able to offer substantial discounts in pricing through their other markets as compared to our insurance products. If our distribution partners experience increased competition from other writers of insurance, we in turn could be adversely affected if they are unable to maintain our competitive position in their respective markets. If we are unable to maintain our competitive position throughout soft and hard market cycles, our financial condition and results of operations may be adversely affected.

         We may suffer losses from unfavorable outcomes from litigation and other legal proceedings.

        In the ordinary course of business, we are subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. We maintain reserves for these legal proceedings as part of our loss and LAE reserves. We also maintain separate reserves for legal proceedings that are not related to the claims process. In the event of an unfavorable outcome in one or more legal matters, our ultimate liability may be in excess of amounts we have currently reserved for and such additional amounts may be material to our results of operations and financial condition. As of December 31, 2009, we had no material pending legal proceedings.

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

         Our profitability may be adversely impacted by inflation, legislative actions and judicial decisions.

        The effects of inflation could cause claim costs to rise in the future. In addition, legislative actions and judicial decisions continue to broaden liability and policy definitions and to increase the severity of claim payments, such as described above with respect to A&E claims. To the extent inflation and these legislative actions and judicial decisions cause claim costs to increase above reserves established for these claims, we will be required to increase our loss and LAE reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.

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

        Changes in laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction. For example, there are efforts currently underway to federally regulate financial services companies, which could include insurance companies, including through the establishment of a federal regulatory body or agency. This legislation, if enacted, could result in the Federal government assuming a more direct role in the regulation of the insurance industry. The current U.S. Congress could address the issue of Federal regulation of insurance companies, including issues such as Federal preemption of state insurance regulations as well as solvency and capital requirements. We cannot predict whether any Federal legislation will be enacted at all, or if it is enacted, what issues it will address. Any such legislation could have an effect on our business, results of operations and financial condition.

         We may be unable to collect amounts utilized to capitalize reciprocals.

        Since 2002, we have capitalized three member-owned, not-for-profit insurance associations, which we refer to as reciprocals, by loaning money to them in exchange for surplus notes. As of December 31, 2009, we have loaned an aggregate of $125.9 million, including $0.2 million loaned in the form of a security deposit, to the three reciprocals, and accrued $62.9 million in interest. These three associations are currently consolidated in our financial statements. As a result, the surplus notes, the security deposit and accrued interest have been eliminated in consolidation. In the future, depending on their financial success, these associations could be deconsolidated. At such time, the surplus notes would be reflected as notes receivable on our balance sheet. Amounts utilized to capitalize reciprocals can be difficult to extract as repayment of principal and interest is subject to regulatory approval. If any reciprocal is unable to cover its ultimate liability for loss and LAE or is unable to obtain insurance regulatory approval to repay us, we would be unable to collect amounts owed under the related surplus note. In addition, while we have no legal obligation to loan further funds to these reciprocals, even in the event their capital becomes depleted, we may decide that it is in our best interest to provide the reciprocal with additional capital, thereby increasing our loss exposure. In November 2009, based upon the availability of surplus and unassigned funds, we submitted an application to the New York State Insurance Department to enable us to commence repayment of the Adirondack Insurance surplus note. As of the date hereof, we have not received approval to commence repayment. In February 2010, we announced the Personal Lines Transaction. The closing of the Personal Lines Transaction is subject to regulatory approval and is expected to close in the second quarter of 2010. As part of the Personal Lines Transaction, we agreed to sell the surplus notes. As consideration for the Personal Lines Transaction, we will receive an amount equal to the statutory surplus in the reciprocals, including the par value of the surplus notes issued by the reciprocals to us, the GAAP equity in the insurance companies and attorneys-in-fact, plus $32.5 million.

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

        Our revenues and profitability for the foreseeable future will be substantially impacted by prevailing regulatory, economic, demographic, competitive, weather and other conditions in the Northeastern United States. Changes in any of these conditions could make it more costly or more difficult to conduct our business. We are particularly exposed to Northeast windstorm risks. In 2009, 49.3% of our direct written premiums were derived from our Insurance Operations in New York, Massachusetts, New Jersey, Maine and Connecticut. In February 2010, we announced the Personal Lines Transaction. The closing of the Personal Lines Transaction is subject to regulatory approvals and is expected to close in the second quarter of 2010. The Personal Lines Transaction will significantly reduce our exposure to Northeast windstorm risks and premium concentration in the Northeastern United States.

         Mandated market mechanisms may require us to underwrite policies with a higher risk of loss and assessments and other surcharges for guaranty funds and second-injury funds may reduce our profitability.

        We are often required to participate directly or indirectly in mandatory shared market mechanisms as a condition of our licenses to do business in certain states. These markets, which are commonly referred to as "residual" or "involuntary" markets, generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. In 2009, approximately 1% of our net written premiums, excluding premiums written by AutoOne, related to our participation in mandatory shared market mechanisms. Underwriting performance related to assigned risk plans, a form of mandated market mechanism, is typically adverse and, as a result, we are required to underwrite some policies with a higher risk of loss than we would normally accept.

        Each state dictates the level of insurance coverage that is mandatorily assigned to participating insurers within these markets. Our participation in mandatory shared market mechanisms is principally concentrated in the States of Massachusetts, New Jersey and New York. In certain states, such as New York, the amount of involuntary policies we are obligated to write in a given year is based on our historical market share of all voluntary policies written within that state. The share of involuntary written premium for policies assigned by the NYAIP, a residual insurance plan that obtains personal automobile insurance for individuals who cannot otherwise obtain insurance in the voluntary insurance market, to a particular insurer in a given year is based on the proportion of the total voluntary writings in New York two years earlier. We estimate the cost of discharging our obligation for our NYAIP assignments as of December 31, 2009 to be $5.9 million and we have recorded this estimate as a liability in our consolidated financial statements. Our participation in assigned risk plans may result in greater liabilities than we anticipate and could materially adversely affect our financial condition and results of operations.

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

        The property and casualty insurance business historically has been characterized by periods of intense price competition, which could have an adverse effect on our results of operations and financial condition. Periods of intense price competition historically have alternated with periods when shortages of underwriting capacity have permitted attractive premium levels. Any significant decrease in the rates we can charge for property and casualty insurance would adversely affect our results.

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

         The failure to close the Personal Lines Transaction could result in a loss of premium revenue and adversely impact our business and results of operations.

        We announced the Personal Lines Transaction with Tower on February 2, 2010. The closing of the Personal Lines Transaction is subject to certain regulatory approvals and is expected to close in the second quarter of 2010. While we anticipate that the Personal Lines Transaction will close as scheduled, there can be no assurance that we or Tower will receive the required regulatory approvals or otherwise be able to close the transaction timely or at all. Because we market our personal lines business through a network of independent agents, we risk a loss of business from these agents if we are unable to close the Personal Lines Transaction for any reason. Other insurance companies compete with us for the services and allegiance of these agents. These producers may choose to direct business to our competitors, or may direct less desirable risks to us. The loss of one or more agents and/or business from agents could adversely impact our premium volume, resulting in a decrease in our revenues, and our business, results of operations and financial condition could be materially and adversely affected.

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

  •
  refinance $607.1 million aggregate principal amount of our Senior Notes;

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

        Our business and operations rely on secure and efficient processing, storage and transmission of customer and company data, including personally identifiable information such as a name together with a social security number, bank account number, driver's license number, passport number or birthday (PII). Our ability to effectively operate our business depends upon our ability and the ability of certain third parties including vendors and business partners to access our computer systems to perform necessary business functions such as providing quotes and product pricing, billing and processing premiums, administering claims, and reporting our financial results. Our business and operations also depend upon our ability to safeguard PII and other confidential and proprietary information belonging to us and our policyholders. Our systems may be vulnerable to unauthorized access and hackers, computer viruses, and other scenarios in which our data may be vulnerable to a breach. Specifically, we could be exposed to data breach risk from lost or stolen laptops, other portable media or misdirected mailings containing PII.

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

        We have taken a number of steps to mitigate our risk. We have formed a Data Privacy Committee and appointed an Information Privacy and Security Officer. We have implemented policies, procedures, training and education of employees, as well as technology solutions to safeguard our information. Although we have taken measures to safeguard our information and that of policyholders and other third parties, and we continually monitor the security of our systems and information, we could be exposed to data loss. As a result, our ability to conduct our business may be affected, and impact our results of operations, financial condition and reputation.

Risks Relating to Our Relationship with White Mountains

         Control of us by White Mountains and the holding of White Mountains shares by some of our directors and officers may result in conflicts of interest.

        White Mountains beneficially owns all of our Class B common shares, representing 96.8% of the voting power of our voting securities and 75.4% of our total equity as of December 31, 2009. As long as White Mountains owns our common shares representing more than 50% of the voting power of our outstanding voting securities, White Mountains will generally be able to determine the outcome of all corporate actions requiring shareholder approval, including the election of directors. Furthermore, we are relying on the "controlled company" exemption under the rules of the New York Stock Exchange, and are therefore not required to have a majority of independent directors on our Board. Of the eleven directors that we have on our Board, seven are current or former employees, directors or officers of White Mountains. White Mountains also has control over the adoption or amendment of provisions in our memorandum of association or bye-laws and the approval of amalgamations, mergers, and other significant corporate transactions. Furthermore, White Mountains will continue to be able to exercise this control as long as their economic equity ownership in us is at least 20%. These factors also may delay or prevent a change in the management or voting control of us.

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

        In connection with the initial public offering, we entered into certain contractual arrangements with White Mountains and its affiliates. These agreements were made in the context of a parent-subsidiary relationship. For example, some of our investments are managed pursuant to an investment management agreement on a discretionary basis by a registered investment advisor which is owned by White Mountains. We have a multi-year investment management contract with this advisor. While we are satisfied with the terms of such arrangement, we cannot confirm that such terms are as favorable to us as they might have been had we contracted with an independent advisor. On the other hand, after the expiration of this agreement, we may not be able to replace these investment services in a timely manner or on terms and conditions, including cost, that are comparable to those we receive from White Mountains, and we may have to pay higher prices for similar services from unaffiliated third parties. For more information on these and other arrangements with White Mountains, see Note 16—"Related Party Disclosures" of the accompanying consolidated financial statements.

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

        White Mountains has two revolving credit facilities which provide for borrowing up to a maximum of $450.8 million and which contain restrictive financial covenants. The indenture documents governing the Senior Notes provide that if White Mountains as guarantor of the Senior Notes has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, there is a default under the Senior Notes (commonly referred to as a "cross default"). Therefore, if White Mountains were to breach one or more of its financial covenants in its revolving credit facilities, an event of default would result, which would allow lenders to declare all amounts owed under the revolving credit facilities to be immediately due and payable. A failure to pay the amounts owed under the revolving credit facilities would result in a trigger of the cross default provisions in the indenture documents governing the Senior Notes resulting in a required repayment of the Senior Notes. While we believe that White Mountains is able to meet its obligations under its revolving credit facilities, there is the potential that adverse market or other conditions which cannot be controlled could adversely impact White Mountains' ability to meet its obligations as well as our ability to refinance the Senior Notes in the event of a cross default. As of December 31, 2009, the credit facilities were undrawn. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing" and Note 16—"Related Party Disclosures" of the accompanying consolidated financial statements.

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

ITEM 2.    PROPERTIES

        Our headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. Our U.S. headquarters are located at 1 Beacon Lane, Canton, Massachusetts 02021, our principal executive office is located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. We also maintain branch offices in various cities throughout the United States. Our U.S. headquarters is owned by us. Our headquarters, principal executive office and our branch offices are leased. Management considers our office facilities suitable and adequate for our current level of operations.

ITEM 3.    LEGAL PROCEEDINGS

        The Company from time to time is involved in various routine legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our shareholders during the fourth quarter of 2009.

Executive Officers of the Registrant and its Subsidiaries as of February 26, 2010:

Name	Age	Position(s)
T. Michael Miller	51	Director, President and Chief Executive Officer
Paul H. McDonough	45	Senior Vice President and Chief Financial Officer
Ann Marie Andrews	37	Chief Accounting Officer
Alexander C. Archimedes	58	Senior Vice President, OneBeacon Insurance Company
Andrew C. Carnase	45	Senior Vice President, OneBeacon Insurance Company
Jane E. Freedman	41	Secretary
Michael J. McSally	52	Senior Vice President, OneBeacon Insurance Company
Kevin J. Rehnberg	46	Senior Vice President, OneBeacon Insurance Company
Bradford W. Rich	62	Senior Vice President and General Counsel

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

        Michael J. McSally became Senior Vice President of OBIC in March 2009. Mr. McSally joined the Company in 1997 and has served in various senior management positions, including Regional President of New England, Senior Vice President of commercial lines, Senior Vice President of Agency Relations, and most recently, Senior Vice President of personal lines.

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

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common shares of OneBeacon are listed and traded on the New York Stock Exchange (Symbol: OB). Our Class A common shares began trading on November 9, 2006. Prior to such date, there was no established public trading market for our common shares. We also have Class B common shares that are not listed for trading, all of which are held by White Mountains. There is no public market for this class of securities. The closing price per share of the Class A common shares on the New York Stock Exchange on February 24, 2010 was $15.11. As of February 24, 2010, the 23,366,312 outstanding Class A common shares were held by 16 holders of record. During 2009, we paid a quarterly dividend of $0.21 per common share, or $79.9 million total. On February 24, 2010, the Board declared a dividend of $0.21 per common share, payable on March 31, 2010 to shareholders of record on March 17, 2010. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividend Capacity".

        The following table presents the range of share prices for our Class A common shares for the periods indicated, and the quarterly dividends declared per share:

	Three months ended,
	March 31,	June 30,	September 30,	December 31,
2009
Common share price:
High	$11.71	$12.95	$14.54	$14.50
Low	$8.10	$9.83	$11.03	$11.92
Dividends declared	$0.21	$0.21	$0.21	$0.21
2008
Common share price:
High	$23.73	$20.05	$22.52	$20.75
Low	$18.15	$17.57	$15.58	$7.15
Dividends declared	$2.24	$0.21	$0.21	$0.21

        We were acquired by White Mountains from Aviva in 2001. White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of our Class A common shares in an initial public offering. Prior to the initial public offering, we were a wholly-owned subsidiary of White Mountains. As of December 31, 2009, White Mountains owned 75.4% of our common shares.

        For information on securities authorized for issuance under our equity compensation plans, see "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters."

Purchases of Equity Securities by the Issuer

        On August 22, 2007, the Board authorized us to repurchase up to $200.0 million of our Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the year ended December 31, 2009, no shares were repurchased. During the years ended December 31, 2008 and 2007, 3.4 million and 1.6 million, respectively, of its Class A common shares were repurchased for $68.8 million and $33.0 million, respectively, and retired. As of December 31, 2009, 5.0 million Class A common shares were repurchased for $101.8 million and retired.

 Stock Performance Graph

        The following chart compares the total return on a cumulative basis of $100 invested in our Class A common shares on November 9, 2006, the date our shares commenced trading on the New York Stock Exchange, to the Standard & Poor's 500 Stock Index and the Standard & Poor's Property and Casualty Insurance Index.

Comparison of Cumulative Total Return

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth our selected consolidated financial information for the dates indicated. We have derived the selected consolidated financial information presented below as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 from our consolidated financial statements, which have been prepared in accordance with GAAP.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share amounts)
Summary Income Statement Data:
Net written premiums	$1,906.7	$1,963.1	$1,864.4	$2,007.0	$2,095.6

Revenues
Earned premiums	$1,959.5	$1,879.0	$1,873.6	$2,075.9	$2,012.7
Net investment income	125.5	164.4	208.5	191.8	236.8
Net realized and unrealized investment gains (losses)(1)	248.6	(763.6)	173.7	163.6	123.2
Net other revenues	44.7	13.8	17.2	38.8	24.1

Total revenues	2,378.3	1,293.6	2,273.0	2,470.1	2,396.8

Expenses
Loss and LAE	1,121.9	1,126.2	1,089.8	1,283.6	1,390.4
Policy acquisition expenses and other underwriting expenses	728.3	659.1	648.3	740.0	612.7
General and administrative expenses	26.1	18.6	6.1	14.2	7.2
Accretion of fair value adjustment to loss and LAE reserves(2)	5.4	12.0	16.0	23.0	26.0
Interest expense(3)	39.7	78.3	110.6	104.1	96.5

Total expenses	1,921.4	1,894.2	1,870.8	2,164.9	2,132.8

Pre-tax income (loss) from continuing operations	456.9	(600.6)	402.2	305.2	264.0
Income tax (expense) benefit	(112.8)	219.6	(147.9)	(68.9)	(82.1)

Income (loss) from continuing operations before equity in earnings of unconsolidated affiliate	344.1	(381.0)	254.3	236.3	181.9
Equity in earnings of unconsolidated affiliate	—	—	—	10.3	5.6

Income (loss) from continuing operations	344.1	(381.0)	254.3	246.6	187.5
Income from discontinued operations, net of tax	—	—	—	4.7	38.9
Gain from sale of discontinued operations, net of tax	—	—	—	—	21.1

Net income (loss) including noncontrolling interests	344.1	(381.0)	254.3	251.3	247.5
Less: Net income from continuing operations attributable to noncontrolling interests	(2.1)	(1.7)	(3.7)	(1.1)	(1.2)
Net income from discontinued operations attributable to noncontrolling interests	—	—	—	(3.5)	(13.7)

Net income (loss) attributable to OneBeacon's shareholders	$342.0	$(382.7)	$250.6	$246.7	$232.6
Other comprehensive income (loss)(1)	18.8	(25.5)	(5.8)	29.0	(144.8)

Comprehensive net income (loss) attributable to OneBeacon's shareholders	$360.8	$(408.2)	$244.8	$275.7	$87.8

	Year ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share amounts)
Basic and diluted earnings (loss) per share attributable to OneBeacon's shareholders:
Income (loss) from continuing operations	$3.60	$(3.99)	$2.51	$2.46	$1.86
Discontinued operations	—	—	—	0.01	0.47

Net income (loss)	$3.60	$(3.99)	$2.51	$2.47	$2.33

Weighted average number of shares outstanding	95.1	95.9	99.8	100.0	100.0
Amounts attributable to OneBeacon's shareholders:
Income (loss) from continuing operations, net of tax	$342.0	$(382.7)	$250.6	$245.5	$186.3
Discontinued operations, net of tax	—	—	—	1.2	46.3

Net income (loss)	$342.0	$(382.7)	$250.6	$246.7	$232.6

Selected Ratios (Based on GAAP Income Statement Data):
Consolidated(4)
Loss and LAE ratio(5)	57.3%	59.9%	58.2%	61.8%	69.1%
Expense ratio(6)	37.1	35.1	34.6	35.6	30.4

Combined ratio(7)	94.4%	95.0%	92.8%	97.4%	99.5%
Insurance Operations
Loss and LAE ratio(5)	57.3%	59.9%	58.2%	60.7%	67.2%
Expense ratio(6)	37.1	35.1	34.6	35.6	31.4

Combined ratio(8)	94.4%	95.0%	92.8%	96.3%	98.6%
Summary Balance Sheet Data:
Total cash and investments	$4,087.6	$3,864.5	$5,218.9	$5,254.2	$4,808.6
Total assets	7,532.0	7,940.8	9,520.2	9,869.4	10,252.7
Loss and LAE reserves	3,934.8	4,294.0	4,480.3	4,837.7	5,354.3
Unearned premiums	1,018.3	1,088.2	1,005.9	985.2	1,042.8
Debt	620.5	731.9	757.7	759.5	744.9
Preferred stock subject to mandatory redemption	—	—	278.4	262.3	234.0
OneBeacon's shareholders' equity	1,429.0	1,155.1	1,906.5	1,777.2	1,560.0
OneBeacon's shareholders' equity and noncontrolling interests	1,448.1	1,172.3	1,927.8	1,795.0	1,577.1

(1)
Effective January 1, 2008, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Liabilities", subsequently codified within Accounting Standards Codification (ASC) 825. ASC 825 allows companies the election to report financial assets and liabilities at fair value with unrealized gains and losses reported in revenues. We adopted ASC 825 for our available-for-sale securities and our investments in hedge funds and private equity funds. Subsequent to adoption, we report changes in fair value in revenues. Accordingly, total revenues and pre-tax income (loss) for 2009 and 2008, which included $269.1 million and $444.7 million, respectively, of change in net unrealized investment gains and losses, are not directly comparable to such measures for all other periods presented above.

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

(3)
In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", subsequently codified as ASC 480, we present all accretion and dividends on preferred stock subject to mandatory redemption as interest expense.

(4)
Includes results of our affiliate quota shares. We entered into two quota share reinsurance agreements with subsidiaries of White Mountains primarily for White Mountains' capital management purposes. These agreements were commuted in the fourth quarter of 2006 in connection with our initial public offering.

(5)
The loss and LAE ratio is calculated by dividing loss and LAE, which includes long-term compensation expense, by earned premiums.

(6)
The expense ratio is calculated by dividing policy acquisition expenses and other underwriting expenses, which includes long-term compensation expense, by earned premiums.

(7)
The combined ratio is the sum of the loss and LAE ratio and the expense ratio, including long-term incentive compensation expense. Long-term incentive compensation expense increased our consolidated combined ratio by 2.1 points, 0.7 points, 1.6 points, 2.1 points and 1.8 points for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(8)
Includes our long-term incentive compensation expense. Long-term incentive compensation expense increased our combined ratio for the Insurance Operations segment by 2.1 points, 0.7 points, 1.6 points, 2.3 points and 1.8 points for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 105 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

        The following discussion also includes three non-GAAP financial measures, adjusted book value per share, adjusted OneBeacon's shareholders' equity and loss and loss adjustment expenses ratio prior to reserve reallocation and total combined ratio prior to reserve reallocation that have been reconciled to their most comparable GAAP financial measures (see below and pages 60 and 73). OneBeacon believes these measures to be useful supplements to the comparable GAAP measures in evaluating OneBeacon's financial performance.

 Book Value and Adjusted Book Value Per Share

        The following table presents our adjusted book value per share and reconciles this non-GAAP financial measure to its most comparable GAAP measure.

	As of December 31,
	2009	2008	2007
	(in millions except per share amounts)
Numerator
OneBeacon's shareholders' equity	$1,429.0	$1,155.1	$1,906.5
Remaining adjustment of subsidiary preferred stock to face value	—	—	(21.6)

Adjusted OneBeacon's shareholders' equity(1)	$1,429.0	$1,155.1	$1,884.9

Denominator
Common shares outstanding(2)	95.1	95.1	98.5

Book value per share	$15.03	$12.15	$19.36

Adjusted book value per share(1)	$15.03	$12.15	$19.14

(1)
Represents a non-GAAP financial measure.

(2)
Includes the impact of repurchases of Class A common shares made through the Company's share repurchase program which commenced in the third quarter of 2007.

  Book Value Per Share—December 31, 2009 versus December 31, 2008

        We ended the full year 2009 with a book value per share of $15.03, reflecting a 30.6% increase for the year ended December 31, 2009, including dividends. The increase includes a 9.9% total return on invested assets for the year ended December 31, 2009. We reported comprehensive net income attributable to OneBeacon's shareholders of $360.8 million in the year ended December 31, 2009, compared to a comprehensive net loss attributable to OneBeacon's shareholders of $408.2 million in the year ended December 31, 2008. The increase in comprehensive net income as compared to the prior year was due primarily to net realized and unrealized investment gains recognized in 2009, as described below. Our 2009 results include pre-tax proceeds of $23.2 million, reflected in net other revenues, from the Commercial Lines Transaction that was completed during the fourth quarter. The increase in book value also includes the impact of a settlement reached with the Internal Revenue

Service in the fourth quarter of 2009 relating to the examination of our U.S. income tax returns for 2003 and 2004. As a result of the settlement, the year ended December 31, 2009 includes a tax benefit in the statement of operations of $15.5 million offset by a capital distribution of $8.4 million reflected in shareholders' equity. The net effect of the settlement resulted in an increase to book value of $7.1 million.

        Our GAAP combined ratio was 94.4% for the year ended December 31, 2009, compared to 95.0% for the year ended December 31, 2008. The decrease in the combined ratio was primarily due to lower current accident year catastrophe losses, compared to the year ended December 31, 2008, which included $57.4 million of catastrophe losses primarily related to hurricanes Ike and Gustav and catastrophe losses from tornados in the southeastern United States experienced in the first quarter of 2008. The year ended December 31, 2009 also included the benefit of slightly more favorable loss reserve development offset by higher expenses, including increased incentive compensation costs and severance and other costs associated with the renewal rights transaction described below. Total net written premiums decreased 2.9% in the year ended December 31, 2009 to $1,906.7 million, compared to $1,963.1 million in the year ended December 31, 2008. The decrease in net written premiums is due primarily to decreases in personal lines in both traditional personal lines, mainly due to the 30% homeowners quota share as described below, and lower premiums at AutoOne, as well as decreases in our non-specialty middle market commercial businesses and small business division. These decreases were partially offset by an increase in specialty lines net written premiums driven primarily by our collector cars and boats business that we began writing in the second quarter of 2008 and EBI which we acquired in the third quarter of 2008.

  Book Value and Adjusted Book Value Per Share—December 31, 2008 versus December 31, 2007

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

Overview

        We provide a range of insurance products and services. We have historically offered a range of specialty, commercial and personal products and services sold primarily through select independent agents and brokers. However, we have recently entered into two transactions that will transform us into a specialty lines company. On December 3, 2009, we sold the renewal rights to our non-specialty commercial lines business and on February 2, 2010, we entered into a definitive agreement to sell our personal lines business. With roots dating back to 1831, we have been operating for more than 175 years and have relationships with many independent agencies and brokers. We consist of a group of operating companies which are U.S.-based property and casualty insurance writers, most of which operate in a multi-company pool. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus rather than just on its own capital and surplus.

Under such arrangements, the members share substantially all insurance business that is written, and allocate the combined premiums, losses and expenses. In the year ended December 31, 2009, our net written premiums totaled $1.9 billion and we had total assets of $7.5 billion and total OneBeacon's shareholders' equity of $1.4 billion at December 31, 2009.

  Our Segments

        Our reportable segments are Insurance Operations and Other Operations.

        Insurance Operations.    Our Insurance Operations segment, formerly known as Primary Insurance Operations, includes the results of our insurance operations. We currently manage our Insurance Operations segment through a specialty lines underwriting unit and a personal lines underwriting unit, nearly all of which is subject to the Personal Lines Transaction. See "Business—Specialty lines" and "Business—Personal lines". Our Insurance Operations segment also includes run-off business which consists of the non-specialty commercial lines business being transferred to The Hanover effective January 1, 2010, as well as national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual effective November 1, 2001. See "Business—Run-off".

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

  Revenues

        We account for insurance policies that we write in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises", subsequently codified within ASC 944. Premiums written are recognized as revenues and are earned ratably over the term of the related policy. Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. AutoOne, one of our subsidiaries, which acts as a LAD servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger and commercial automobile assigned risk exposures in 21 states and the District of Columbia. AutoOne receives LAD and CLAD servicing fees from these other companies for assuming these risks. In addition, AutoOne chooses to write certain policies voluntarily by taking risks out of the NYAIP. These policies generate takeout credits which can be sold for fees, which we refer to as take-out fees, to other carriers. These other carriers in turn can use such credits to reduce their obligations to write assigned risk business. AutoOne's LAD and CLAD servicing and take-out fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates.

  Deferred Acquisition Costs

        Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs that are directly attributable to and vary with the production of new business. These costs are deferred and amortized over the applicable premium recognition period. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and LAE, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency.

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

  Reinsurance

        Our insurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk and to limit losses arising from catastrophic events. The majority of such reinsurance contracts are executed through excess-of-loss treaties and catastrophe contracts under which a third party reinsurer indemnifies our insurance subsidiaries for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. We also have entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are ceded to third party reinsurers on a pro rata basis. The amount of each risk ceded by us is subject to maximum limits that vary by line of business and type of coverage. Amounts related to reinsurance contracts are recorded in our consolidated financial statements in accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" and Emerging Issues Task Force Topic No. D-54 (EITF Topic D-54), both subsequently codified within ASC 944, as applicable.

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

  Mandatorily Redeemable Preferred Stock

        We had two classes of mandatorily redeemable preferred stock of subsidiaries which were redeemed in the years ended December 31, 2008 and 2007. These instruments were classified as liabilities and were carried at their historical carrying values. All dividends and accretion on our mandatorily redeemable preferred stock have been recorded as interest expense. See Note 10—"Mandatorily Redeemable Preferred Stock of Subsidiaries" of the accompanying consolidated financial statements.

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

        Compensation of our senior management team, including our named executive officers, consists primarily of three components: base salary, annual bonus and long-term incentive awards. Base salaries have been capped at $500,000. Annual bonus targets for all senior executives are 50%, with the exception of the Chief Executive Officer at 75%, of base salary. Long-term incentives for senior executives have in the past been comprised of performance shares and/or performance units. Under these instruments, payouts are explicitly tied to White Mountains' or OneBeacon's performance over a three-year period and are highly variable (the actual number of shares/units paid out at the end of the cycle will range from 0% to 200% of target depending on performance against established goals). See Note 9—"Employee Share-Based Incentive Compensation Plans" of the accompanying consolidated financial statements. Additionally, in recognition that the 2007-2009 and 2008-2010 performance share cycles, as described below, were projected to payout at or close to zero, creating a significant retention risk over the next years the OneBeacon Compensation Committee of the Board of Directors (the Compensation Committee) in February 2009 approved cash retention awards for the executive officers and certain members of senior management. The Compensation Committee also approved a pool of money for senior management to make retention awards to certain other key personnel.

  Share-Based Compensation—Insurance Operations

  2004-2006 through 2006-2008 performance cycles

        For these cycles, OneBeacon revised the design of its long-term incentive plans from prior plan designs principally to use OneBeacon performance units instead of White Mountains performance shares, with performance targets primarily tied to OneBeacon's adjusted combined ratio. Each unit was initially valued at $100 and compounds in value over the performance period by the underwriting return on capital achieved by OneBeacon. In the case of certain senior officers of our Insurance Operations segment, a portion of their long-term incentive compensation in these periods had been denominated in White Mountains performance shares. As a result of the shift from White Mountains performance shares to OneBeacon performance units, OneBeacon's incentive compensation expense associated with these performance cycles is no longer significantly impacted by changes in the market price of White Mountains common shares. Prior to February 2007, the value of OneBeacon's performance shares was based upon the market price of an underlying White Mountains common share (WTM Performance Shares). In February 2007, the Compensation Committee canceled all of OneBeacon's WTM Performance Shares outstanding (for the 2005-2007 and 2006-2008 performance cycles) and replaced the awards with two performance share grants, a one-year 2007 performance cycle and a two-year 2007-2008 performance cycle, whose value is based upon the market price of an underlying OneBeacon common share (OB Performance Shares). In the 2007 performance cycle, a total of 117,363 performance shares were earned based upon a performance factor of 63%. In the 2007-2008 performance cycle, a total of 137,400 performance shares were earned based upon a performance factor of 1.4%.

  2007-2009 performance cycle

        In February 2007, the Compensation Committee approved the principal performance share goal of the OneBeacon Long-Term Incentive Plan (the Incentive Plan) to be growth in its intrinsic business value per share (GIBVPS). GIBVPS is defined by the Compensation Committee with respect to each award cycle. For the 2007-2009 performance cycle, the Compensation Committee defined GIBVPS to be a weighted measure comprised of growth in adjusted book value per share, underwriting return on equity and growth in our price per common share. As of December 31, 2009, 682,344 performance shares were outstanding with respect to the 2007-2009 performance cycle.

  2008-2010 performance cycle

        In February 2008, the Compensation Committee defined GIBVPS for the 2008-2010 performance cycle to be a weighted measure comprised of growth in adjusted book value per share and underwriting return on equity. As of December 31, 2009, 1,220,187 performance shares were outstanding with respect to the 2008-2010 performance cycle.

  2009-2011 performance cycle

        In February 2009, the Compensation Committee granted performance shares with a goal of growth in book value per share. As of December 31, 2009, 361,219 performance shares were outstanding with respect to the 2009-2011 performance cycle.

  Restricted Stock Units

        In connection with OneBeacon's initial public offering, options were issued to certain key employees as a one-time incentive. The options did not include a mechanism to reflect the contribution to total return from the regular quarterly dividend. As a result, in February 2008, the Compensation Committee approved a grant of restricted stock units as a supplement to the initial public offering stock grant. The performance goal for the restricted stock units is growth in adjusted book value per share. As of December 31, 2009, 93,610 restricted stock units were outstanding.

  Share-Based Compensation Recognition

        Our share-based compensation plans consist of performance shares which are typically settled in cash, stock options which were granted in connection with our initial public offering and restricted stock units. We account for these share-based compensation plans in accordance with SFAS No. 123R, "Share-Based Payment", subsequently codified within ASC 718. Compensation cost is measured and recognized based on the current market price of the underlying common shares and on the number of shares that are expected to vest.

  Purchase Accounting

        In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on our balance sheet as of June 1, 2001. This net change to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, we recognized $5.4 million, $12.0 million and $16.0 million of such charges, recorded as loss and LAE, in the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the outstanding pre-tax unaccreted adjustment was $0.

  Income taxes

        The income tax expense (benefit) related to pre-tax income or loss for the years ended December 31, 2009, 2008 and 2007 represented effective tax rates of 24.7%, (36.6)% and 36.8%, respectively. Our effective tax rate for the year ended December 31, 2009 was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States and the settlement of federal income tax audits for 2003 and 2004. Our effective tax rate for the year ended December 31, 2008 was higher than the U.S. statutory rate of 35% due to a pre-tax loss from operations in the United States and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock. Our effective tax rate for the year ended December 31, 2007 was higher than the U.S. statutory rate of 35% primarily due to withholding taxes payable on dividends paid from income generated in the United States and non-deductible dividends and accretion on the Berkshire Preferred Stock and Zenith Preferred Stock, partially offset by income generated in jurisdictions other than the United States at lower tax rates.

Other Acquisitions and Dispositions

        On December 3, 2009, we sold the renewal rights to approximately $490 million in premiums from our non-specialty commercial lines business to The Hanover. The transaction includes small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates. As consideration, we received $23.2 million, and will receive an additional 10% of premiums renewed in excess of $200 million for the first renewal period. We will continue to manage claims from business written prior to the Commercial Lines Transaction and for business written by The Hanover through June 30, 2010. The Hanover will reimburse us for our expenses incurred to provide the claims administration services.

        During the fourth quarter of 2008, we sold one of our inactive licensed subsidiaries, Farmers and Merchants Insurance Company (FMIC), to Pride Holdings LLC for $7.8 million in cash and recorded a pre-tax gain of $1.1 million through net other revenues.

        During the third quarter of 2008, we acquired EBI, an insurance agency specializing in the entertainment, sports and leisure industries, for $8.0 million in cash. In connection with the purchase of EBI, which was accounted for as an acquisition under the purchase method of accounting in accordance with GAAP at the time of the acquisition, we recorded the identifiable assets and liabilities of EBI at their fair value at acquisition date. Significant assets and liabilities acquired include premiums and commissions receivable of $16.6 million and premiums and commissions payable of $16.1 million. After allocating the purchase price to identifiable tangible assets and liabilities, we also recorded an adjustment to allocate the remaining acquisition cost to an intangible asset of $9.5 million which represents the value of business in force at the acquisition date. The amortization associated with the intangible asset will be amortized over a 10-year period in proportion to the timing of the discounted cash flows used to value the business. During the year ended December 31, 2009, no amortization was recognized.

        During the first quarter of 2008, we sold one of our inactive licensed subsidiaries, Midwestern Insurance Company (MWIC), to National Guaranty Insurance Company for $4.2 million in cash and recorded a pre-tax gain of $1.0 million through net other revenues.

        During the third quarter of 2007, we sold one of our inactive licensed subsidiaries, American Employers' Insurance Company (AEIC) to Sparta Insurance Holdings, Inc. for $47.7 million in cash and recorded a pre-tax gain of $11.3 million through net other revenues.

Recent Developments

        We have recently entered into two transactions, the Commercial Lines Transaction referenced above and the Personal Lines Transaction discussed below, that will transform us into a specialty lines insurance company. The transactions will free up significant capital, increase our financial flexibility and also substantially reduce our catastrophe exposure.

        On February 2, 2010, we entered into a definitive agreement to sell our personal lines business to Tower. The transaction includes two insurance companies containing the personal lines business, and two attorneys-in-fact managing the reciprocals that write the personal lines business in New York and New Jersey. Net written premiums for the affected books total approximately $420 million for the year ended December 31, 2009. As consideration, we will receive an amount equal to the statutory surplus in the reciprocals (approximately $103 million at December 31, 2009, including the par value of the surplus notes issued by the reciprocals), the GAAP equity in the insurance companies and attorneys-in-fact (approximately $45 million at December 31, 2009), plus $32.5 million. AutoOne is not being sold as part of this transaction. The sale is subject to certain state regulatory approvals and is expected to close in the second quarter of 2010.

Results of Operations

Review of Consolidated Results

        A summary of our consolidated financial results for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Net written premiums	$1,906.7	$1,963.1	$1,864.4

Revenues
Earned premiums	$1,959.5	$1,879.0	$1,873.6
Net investment income	125.5	164.4	208.5
Net realized and unrealized investment gains (losses)	248.6	(763.6)	173.7
Net other revenues	44.7	13.8	17.2

Total revenues	2,378.3	1,293.6	2,273.0

Expenses
Loss and LAE	1,121.9	1,126.2	1,089.8
Policy acquisition expenses	398.3	368.3	318.9
Other underwriting expenses	330.0	290.8	329.4
General and administrative expenses	26.1	18.6	6.1
Accretion of fair value adjustment to loss and LAE reserves	5.4	12.0	16.0
Interest expense on debt	39.7	44.9	45.2
Interest expense—dividends on preferred stock subject to mandatory redemption	—	11.8	29.3
Interest expense—accretion on preferred stock subject to mandatory redemption	—	21.6	36.1

Total expenses	1,921.4	1,894.2	1,870.8

Pre-tax income (loss)	456.9	(600.6)	402.2
Income tax (expense) benefit	(112.8)	219.6	(147.9)

Net income (loss) including noncontrolling interests	344.1	(381.0)	254.3
Less: Net income attributable to noncontrolling interests	(2.1)	(1.7)	(3.7)

Net income (loss) attributable to OneBeacon's shareholders	342.0	(382.7)	250.6
Other comprehensive income (loss)	18.8	(25.5)	(5.8)

Comprehensive net income (loss) attributable to OneBeacon's shareholders	$360.8	$(408.2)	$244.8

  Consolidated Results—Year ended December 31, 2009 versus year ended December 31, 2008

        Our comprehensive net income attributable to OneBeacon's shareholders was $360.8 million in the year ended December 31, 2009, compared to a comprehensive net loss attributable to OneBeacon's shareholders of $408.2 million in the year ended December 31, 2008. Other comprehensive income (loss) in the year ended December 31, 2009 included the impact of a $12.1 million after tax increase in our pension plans primarily related to an increase in the over-funded status of our qualified pension plan driven by investment results. Other comprehensive income (loss) in the year ended December 31, 2009 also included a $7.4 million pre-tax ($4.8 million after tax) increase resulting from the settlement of our interest rate swap relating to the mortgage note. Other comprehensive income (loss) in the year ended December 31, 2008 included the impact of a $19.5 million after tax decrease in our pension plans primarily related to a decrease in the over-funded status of our qualified pension plan driven by investment results and a $5.7 million after tax decrease in our interest rate swap related to the mortgage note. Net income attributable to OneBeacon's shareholders was $342.0 million in the year ended December 31, 2009, compared to a net loss attributable to OneBeacon's shareholders of $382.7 million in the year ended December 31, 2008.

        Our total revenues increased 83.9% to $2,378.3 million in the year ended December 31, 2009, compared to $1,293.6 million in the year ended December 31, 2008. The increase was mainly due to a $1,012.2 million increase in net realized and unrealized investment gains to $248.6 million. Net realized and unrealized investment losses for the year ended December 31, 2008 reflected the impact of the significant declines and high volatility in the equity markets, the lack of liquidity in the credit markets and the widening of credit spreads experienced during the second half of 2008. The increase in earned premiums was due primarily to our specialty lines businesses, partially offset by decreased earned premiums in personal lines and our non-specialty commercial lines. Net other revenues increased 223.9% to $44.7 million in the year ended December 31, 2009, compared to $13.8 million in the year ended December 31, 2008. The increase was primarily due to pre-tax proceeds of $23.2 million from the renewal rights sale, increased revenues from our non-insurance operations and a $5.4 million gain related to the purchase of a portion of our senior notes, partially offset by a $7.4 million realized loss related to the settlement of the interest rate swap. The year ended December 31, 2008 included a $1.0 million gain from the sale of MWIC and a $1.1 million gain from the sale of FMIC. These increases were partially offset by a $38.9 million decrease in net investment income to $125.5 million in the year ended December 31, 2009, due to a lower average invested asset base and lower investment yields. Contributing to the lower investment yields was a $(1.1) million inflation adjustment related to our inflation indexed treasury securities as compared to an $8.6 million inflation adjustment related to these securities for the year ended December 31, 2008.

        Our total expenses increased 1.4% in the year ended December 31, 2009 to $1,921.4 million, compared to $1,894.2 million in the year ended December 31, 2008. Loss and LAE decreased by 0.4% to $1,121.9 million in the year ended December 31, 2009 due to lower current accident year catastrophe losses and slightly more favorable loss reserve development. Interest expense decreased by 11.6%, primarily due to the interest expense related to the Berkshire Preferred Stock which was redeemed in the second quarter of 2008. Partially offsetting these decreases were increased policy acquisition costs, other underwriting expenses and general and administrative expenses. Policy acquisition expenses increased by 8.1% to $398.3 million in the year ended December 31, 2009 mainly due to higher acquisition costs associated with our newer specialty lines businesses and changes in mix of business. Other underwriting expenses increased 13.5% to $330.0 million in the year ended December 31, 2009. The year ended December 31, 2008 included lower incentive compensation costs resulting from changes in assumptions on our long-term incentive compensation plans. General and administrative expenses increased 40.3% to $26.1 million primarily related to higher operating expenses of our non-insurance operations.

        Our income tax expense (benefit) related to pre-tax income or loss for the years ended December 31, 2009 and 2008 represented effective tax rates of 24.7% and (36.6)%, respectively. The effective tax rate for the year ended December 31, 2009 was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States and the settlement of federal income tax audits for 2003 and 2004. Our effective tax rate for the year ended December 31, 2008 was higher than the U.S. statutory rate of 35% due to a pre-tax loss from operations in the United States and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock.

        Our GAAP combined ratio for the year ended December 31, 2009 decreased to 94.4% from 95.0% for the year ended December 31, 2008. The loss and LAE ratio decreased 2.6 points to 57.3% while the expense ratio increased 2.0 points to 37.1%. The decrease in the loss and LAE ratio was due to decreases in the current accident year catastrophe loss ratio and also slightly more favorable loss reserve development. The year ended December 31, 2009 included $23.8 million or 1.2 points of current accident year catastrophe losses. The year ended December 31, 2008 included $57.4 million or 3.1 points of current accident year catastrophe losses, mainly due to losses related to hurricanes Ike and Gustav, and weather in the southeastern United States experienced in the first quarter. The year ended December 31, 2009 included $83.4 million or 4.3 points of favorable loss reserve development primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines and commercial package business and general liability lines partially offset by adverse loss reserve development primarily related to personal injury protection litigation at AutoOne. The year ended December 31, 2008 included $62.0 million or 3.3 points of favorable loss reserve development primarily due to lower than expected severity on non-catastrophe losses and favorable loss reserve development on a prior accident year catastrophe. The favorable non-catastrophe loss reserve development was primarily related to professional liability lines and commercial package business lines partially offset by adverse loss reserve development at AutoOne and in legacy run-off business. The expense ratio increased due to higher policy acquisition expenses and other underwriting expenses, as described above.

  Consolidated Results—Year ended December 31, 2008 versus year ended December 31, 2007

        Our comprehensive net loss attributable to OneBeacon's shareholders was $408.2 million in the year ended December 31, 2008, compared to comprehensive net income attributable to OneBeacon's shareholders of $244.8 million in the year ended December 31, 2007. Comprehensive net loss attributable to OneBeacon's shareholders in the year ended December 31, 2008 included the impact of a $19.5 million after tax decrease in our pension plans primarily related to a decrease in the over-funded status of our qualified pension plan driven by investment results and a $5.7 million after tax decrease in our interest rate swap relating to the mortgage note. Net loss attributable to OneBeacon's shareholders was $382.7 million in the year ended December 31, 2008, compared to net income attributable to OneBeacon's shareholders of $250.6 million in the year ended December 31, 2007. As described below, effective January 1, 2008, we adopted the fair value option and elected to record the changes in net unrealized gains and losses from our available-for-sale securities and our investments in hedge funds and private equity funds in revenues in arriving at net income. In prior periods, these changes have been included in other comprehensive income. Accordingly, net (loss) income and pre-tax (loss) income for the year ended December 31, 2008 are not directly comparable to such measures for the year ended December 31, 2007.

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

        Our total expenses increased 1.3% in the year ended December 31, 2008 to $1,894.2 million, compared to $1,870.8 million in the year ended December 31, 2007. Loss and LAE increased by 3.3% to $1,126.2 in the year ended December 31, 2008 primarily due to $57.4 million or 3.1 points of current accident year catastrophe losses, compared to $16.4 million or 0.9 points in the year ended December 31, 2007, partially offset by a $13.7 million increase in favorable loss reserve development compared to the year ended December 31, 2007 as described below. Policy acquisition expenses increased by 15.5% to $368.3 million in the year ended December 31, 2008 mainly due to higher acquisition costs associated with our newer specialty lines businesses and the change in mix of business at OBPI. In addition, in the year ended December 31, 2007, insurance acquisition expenses were lower due to an increase in the deferral rate of policy acquisition costs on commercial lines of business related to the expansion into new states and the benefit of a $7.6 million state premium tax refund in personal lines. These increases were slightly offset by a decrease in other underwriting expenses. General and administrative expenses increased 204.9% to $18.6 million primarily related to operating expenses of EBI which was acquired in the third quarter of 2008.

        During the year ended December 31, 2007, we reallocated reserves of our insurance operations from ongoing lines of business to legacy run-off claims, particularly reserves for construction defect and workers compensation related to accident years 2001 and prior. The reallocation shifted $116.7 million of our reserves from specialty lines ($87.4 million) and personal lines ($23.3 million) to run-off claims (net $110.7 million). The reallocation included reserves from commercial lines ($6.0 million) that are now presented within run-off. This adjustment had no impact on our total combined ratio for the year ended December 31, 2007. The ratio discussions by line of business that follow are based on the ratios as computed prior to the reallocation of reserves. We believe that a presentation excluding the effect of the reserve reallocation on specialty lines, personal lines and run-off loss and LAE ratios and GAAP combined ratios is meaningful for investors to understand the performance of its underwriting units during 2007.

        Our income tax (benefit) expense related to pre-tax income or loss for the years ended December 31, 2008 and 2007 represented effective tax rates of (36.6)% and 36.8%, respectively. Our effective tax rate for the year ended December 31, 2008 was higher than the U.S. statutory rate of 35% due to a pre-tax loss from operations in the United States and income generated in jurisdictions other than the United States, partially offset by non-deductible dividends and accretion on the Berkshire Preferred Stock. Our effective tax rate for the year ended December 31, 2007 was higher than the U.S. statutory rate of 35% primarily due to withholding taxes payable on dividends paid from income generated in the United States and non-deductible dividends and accretion on the Berkshire Preferred Stock and Zenith Preferred Stock, partially offset by income generated in jurisdictions other than the United States at lower tax rates.

        Our GAAP combined ratio for the year ended December 31, 2008 increased to 95.0% from 92.8% for the year ended December 31, 2007. The loss and LAE ratio increased 1.7 points to 59.9% while the expense ratio increased 0.5 points to 35.1%. The increase in the loss and LAE ratio was due to 3.1 points of current accident year catastrophe losses mainly from hurricanes Ike and Gustav, and weather in the southeastern United States experienced in the first quarter of 2008. The loss and LAE ratio was also higher due to large losses in specialty lines at IMU and in the non-specialty middle market commercial businesses. These increases were partially offset by $62.0 million or 3.3 points of favorable loss reserve development due primarily to lower than expected severity on non-catastrophe losses as described above. The year ended December 31, 2007 included $48.3 million or 2.6 points of favorable loss reserve development due to lower than expected frequency for professional liability lines and lower than expected severity for personal automobile liability partially offset by adverse loss reserve development for multiple peril lines and workers compensation lines primarily for accident years 2001 and prior. The increase in the expense ratio was from an increase in policy acquisition expenses, offset by a decrease in other underwriting expenses as described above. The year ended December 31, 2007 included a 1.0 point benefit from the partial settlement of our qualified pension plan and a 0.4 point benefit from a state premium tax refund, partially offset by 0.7 points of office consolidation costs.

Summary of Operations By Segment

        Our segments consist of the following: (1) Insurance Operations, formerly known as Primary Insurance Operations, and (2) Other Operations. Specialty lines includes OBPI, IMU, EBI, A&H, OBGR, OBEG, Dewar, collector cars and boats and, as described above, Technology, Financial Services, OBSP and PIM which were formerly reported in commercial lines. Personal lines includes our traditional personal lines business and AutoOne. Run-off includes non-specialty commercial lines business subject to the Commercial Lines Transaction and other run-off business. Prior periods have been reclassified to conform to the current presentation.

        Our investments are managed by our affiliate, WM Advisors, and by Prospector. A discussion of our consolidated investment operations is included after the discussion of operations by segment. Our segment information is presented in Note 13—"Segment Information" of the accompanying consolidated financial statements.

Insurance Operations

        Financial results for our Insurance Operations segment for the years ended December 31, 2009, 2008 and 2007, were as follows:

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Net written premiums	$1,906.7	$1,963.1	$1,864.4

Earned premiums	1,959.5	1,879.0	1,873.6
Net investment income	127.4	152.8	184.5
Net realized and unrealized investment gains (losses)	250.7	(760.5)	174.5
Net other revenues	41.0	14.0	19.2

Total revenues	2,378.6	1,285.3	2,251.8

Loss and LAE	1,121.9	1,126.2	1,089.8
Policy acquisition expenses	398.3	368.3	318.9
Other underwriting expenses	330.0	290.8	329.4
General and administrative expenses	16.9	10.5	(0.8)
Interest expense on debt	1.5	3.5	3.2

Total expenses	1,868.6	1,799.3	1,740.5

Pre-tax income (loss)(1)	$510.0	$(514.0)	$511.3

(1)
Includes income from noncontrolling interests.

        The following tables provide ratios, net written premiums and earned premiums by underwriting unit for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31, 2009
	Specialty(1)	Personal	Run-off(2)	Total
	($ in millions)
Ratios:(3)(4)(5)
Loss and LAE	43.9%	75.7%	61.1%	57.3%
Expense	39.6	31.2	39.6	37.1

Total GAAP combined	83.5%	106.9%	100.7%	94.4%

Net written premiums	$946.2	$508.7	$451.8	$1,906.7
Earned premiums	917.9	567.9	473.7	1,959.5

	Year ended December 31, 2008
	Specialty(1)	Personal	Run-off(2)	Total
	($ in millions)
Ratios:(3)(4)(5)
Loss and LAE	48.3%	64.0%	71.7%	59.9%
Expense	36.8	31.9	36.6	35.1

Total GAAP combined	85.1%	95.9%	108.3%	95.0%

Net written premiums	$836.9	$618.7	$507.5	$1,963.1
Earned premiums	730.0	640.8	508.2	1,879.0

	Year ended December 31, 2007
	Specialty(1)	Personal	Run-off(2)	Total
	($ in millions)
Ratios:(3)(4)(5)
Loss and LAE prior to reserve reallocation(6)	49.2%	60.4%	66.5%	58.2%
Impact of reserve reallocation(6)	(13.6)	(3.2)	21.9	—

Loss and LAE	35.6	57.2	88.4	58.2
Expense	32.0	33.6	39.3	34.6

Total GAAP combined	67.6%	90.8%	127.7%	92.8%

Total combined prior to reserve reallocation(6)	81.2%	94.0%	105.8%	92.8%

Net written premiums	$654.0	$690.4	$520.0	$1,864.4
Earned premiums	643.6	725.0	505.0	1,873.6

(1)
Specialty lines now includes Technology, Financial Services, OBSP and PIM which were formerly reported in commercial lines. Prior periods have been reclassified to conform to the current presentation.

(2)
Run-off includes non-specialty commercial lines business subject to the renewal rights agreement with The Hanover and other run-off business. Prior periods have been reclassified to conform to the current presentation.

(3)
Includes our long-term incentive compensation expense. For the years ended December 31, 2009, 2008 and 2007, long-term incentive compensation expense increased our total GAAP combined ratio by 2.1 points, 0.7 points and 1.6 points, respectively.

(4)
Includes loss and LAE relating to catastrophes. For the years ended December 31, 2009, 2008 and 2007, total calendar year incurred loss and LAE relating to catastrophes increased our loss and

  LAE and total combined ratios by 0.7 points, 2.8 points and 0.8 points, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and total combined ratios by 0.5 points, 0.3 points and 0.1 point, respectively.

(5)
Prior accident year development, including development on catastrophes, for the years ended December 31, 2009, 2008 and 2007 decreased our loss and LAE and total combined ratios by 4.3 points, 3.3 points and 2.6 points, respectively.

(6)
Represents a non-GAAP financial measure. During 2007, we reallocated reserves from our ongoing lines of business to run-off which had the effect of lowering the loss and LAE ratios and combined ratios of our ongoing businesses. The reallocation had no impact on total Insurance Operations. For further discussion, see "Consolidated Results—Year ended December 31, 2008 versus year ended December 31, 2007." The table above for the year ended December 31, 2007 reflects our loss and LAE ratios and total combined ratios prior to the reserve reallocation and reconciles these non-GAAP financial measures to their most comparable GAAP measures.

  Insurance Operations—Year ended December 31, 2009 versus year ended December 31, 2008

        Overview.    We reported a GAAP combined ratio of 94.4% for the year ended December 31, 2009, compared to 95.0% for the year ended December 31, 2008. The decrease in our combined ratio was primarily due to lower catastrophe losses and slightly higher favorable loss reserve development, somewhat offset by higher expenses in the year ended December 31, 2009, including increased incentive compensation costs, severance and other costs associated with the Commercial Lines Transaction.

        Specialty lines.    Net written premiums for specialty lines increased by 13.1% to $946.2 million in the year ended December 31, 2009 from $836.9 million in the year ended December 31, 2008. The increase was primarily due to a $36.7 million increase in net written premiums compared to the prior year period from EBI which we acquired in the third quarter of 2008, and a $34.8 million increase in net written premiums from our collector cars and boats business that we began writing in the second quarter of 2008. The increase compared to the prior year period was also due to a $27.0 million increase in net written premiums from OBPI, an $18.5 million increase in net written premiums from A&H and a $14.5 million increase in net written premiums from OBGR, partially offset by a $21.5 million decrease in net written premiums from IMU.

        The specialty lines combined ratio for the year ended December 31, 2009 decreased to 83.5% from 85.1% for the year ended December 31, 2008. The loss and LAE ratio decreased 4.4 points to 43.9% while the expense ratio increased 2.8 points to 39.6%. The decrease in the loss and LAE ratio was mainly due to a 3.7 point decrease in current accident year non-catastrophe and catastrophe losses in the year ended December 31, 2009, compared with the year ended December 31, 2008 which included the impact of large losses at IMU, as well as higher catastrophe losses primarily related to hurricanes Ike and Gustav. Further, the year ended December 31, 2009 included 9.2 points of favorable loss reserve development primarily related to lower than expected severity in professional liability, compared with 8.5 points in the year ended December 31, 2008 primarily related to professional liability. The increase in the expense ratio was mainly due to changes in mix of business within the specialty lines businesses and the mix of products offered within those businesses and the related costs incurred to acquire those businesses. Our collector cars and boats business and some of our other newer specialty lines businesses receive higher compensation than the previous mix of business.

        Personal lines.    Net written premiums for personal lines decreased by 17.8% to $508.7 million in the year ended December 31, 2009 from $618.7 million in the year ended December 31, 2008. In traditional personal lines, net written premiums decreased by 16.0% to $419.9 million. In an effort to further reduce our property catastrophe exposure in the Northeast, we entered into a 30% quota share agreement with a group of reinsurers. During the year ended December 31, 2009, we ceded $59.9 million of written premiums from our Northeast homeowners business written through

OneBeacon Insurance Company (OBIC) and its subsidiary companies, along with Adirondack Insurance Exchange and New Jersey Skylands Insurance Association in New York and New Jersey, respectively. Excluding the impact of the homeowners quota share, traditional personal lines net written premiums decreased by 4.0%. Further, net written premiums at AutoOne decreased by 25.9% to $88.9 million primarily due to changes in New York's assigned risk pool and lower writings of voluntary private passenger automobile risks in New York. With respect to the New York assigned risk pool, market trends indicate that assigned risk volumes are expected to increase to approximately $150 million in 2010, which is up from $135 million in 2009 and $143 million in 2008 but down from $176 million in 2007. Market trends indicate that the assigned risk pool in New Jersey is expected to increase to approximately $67 million in 2010, which is up from $52 million in 2009 and $46 million in 2008, but down from $72 million in 2007.

        The personal lines combined ratio for the year ended December 31, 2009 increased to 106.9% from 95.9% for the year ended December 31, 2008. The loss and LAE ratio increased 11.7 points to 75.7%, while the expense ratio decreased by 0.7 points to 31.2%. The increase in the loss and LAE ratio was primarily due to 7.7 points of adverse loss reserve development in the year ended December 31, 2009, primarily related to AutoOne and estimates of New York personal injury protection litigation costs, compared with 1.2 points of adverse loss reserve development in the year ended December 31, 2008, mainly on personal automobile liability at AutoOne. Further, the year ended December 31, 2009 included a 5.2 point increase in the current accident year loss and LAE ratio as compared to the prior year period primarily related to higher current accident non-catastrophe loss ratios related to poor automobile results. The decrease in the expense ratio was mainly due to lower policy acquisition expenses as a result of the ceding commission related to the homeowners quota share, as described above.

        On February 2, 2010, we announced that we had entered into a definitive agreement to sell our personal lines business to Tower Group, Inc. The transaction includes two insurance companies containing the personal lines business, and two attorneys-in-fact managing the reciprocals which write the personal lines business in New York and New Jersey. Net written premiums for the affected books total approximately $420 million for the year ended December 31, 2009. As consideration, we will receive an amount equal to the statutory surplus in the reciprocals (approximately $103 million at December 31, 2009, including the par value of the surplus notes issued by the reciprocals), the GAAP equity in the insurance companies and attorneys-in-fact (approximately $45 million at December 31, 2009), plus $32.5 million. All specialty lines, including the collector cars and boats business, and the personal lines assigned risk business written through AutoOne will remain. The sale is subject to certain state regulatory approvals.

        Run-off.    Net written premiums for run-off decreased by 11.0% to $451.8 million in the year ended December 31, 2009, compared with $507.5 million in the year ended December 31, 2008. Net written premiums from non-specialty commercial businesses were $451.6 million in the year ended December 31, 2009, compared with $507.1 million in the year ended December 31, 2008. The decrease was primarily due to a $42.4 million decrease in the non-specialty middle market commercial businesses and a $13.1 million decrease in the small business division. Net written premiums from legacy run-off business were $0.2 million in the year ended December 31, 2009, compared with $0.4 million in the year ended December 31, 2008.

        The run-off combined ratio for the year ended December 31, 2009 decreased to 100.7% from 108.3% for the year ended December 31, 2008. The loss and LAE ratio decreased 10.6 points to 61.1%, while the expense ratio increased 3.0 points to 39.6%. The decrease in the loss and LAE ratio was primarily due to 9.0 points of favorable loss reserve development in the year ended December 31, 2009, mainly due to lower than expected severity in package business and commercial multi-peril, compared with 1.4 points of favorable loss reserve development related to lower than expected severity in package business and commercial multi-peril in the year ended December 31, 2008. Further, the year ended December 31, 2009 included 1.8 points of current accident year catastrophe losses primarily related to severe wind and thunderstorm events, compared with 6.3 points of current accident year catastrophe losses in the year ended December 31, 2008 primarily related to hurricane Ike in our non-specialty middle market commercial businesses and small business division and losses from tornados in the southeastern United States in our non-specialty middle market commercial businesses in the first quarter. These favorable variances were partially offset by a 1.5 point increase in non-catastrophe losses in the year ended December 31, 2009 as compared to the prior year period. The increase in the expense ratio was primarily due to a 2.7 point increase in other underwriting expenses which included 3.5 points of higher incentive compensation costs, severance and other costs associated with the renewal rights transaction, partially offset by a 0.3 point decrease in policy acquisition costs.

        Results from run-off include underwriting losses from legacy run-off operations, including national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual. Legacy run-off business generated an underwriting loss of $3.2 million in the year ended December 31, 2009, compared to an underwriting loss of $21.9 million in the year ended December 31, 2008. The decrease was primarily due to lower incurred loss and LAE in the year ended December 31, 2009 which included $4.5 million of loss and LAE, compared with $20.5 million of loss and LAE in the year ended December 31, 2008 due in part to $9.2 million of incurred unallocated loss adjustment expenses (ULAE) related to the Liberty Mutual settlement.

  Insurance Operations—Year ended December 31, 2008 versus year ended December 31, 2007

        Overview.    Our GAAP combined ratio increased to 95.0% for the year ended December 31, 2008, compared to 92.8% for the year ended December 31, 2007. The increase in our combined ratio was primarily due to higher catastrophe losses.

        During the year ended December 31, 2007, we reallocated reserves of our insurance operations from ongoing lines of business to legacy run-off claims, particularly reserves for construction defect and workers compensation related to accident years 2001 and prior. The reallocation shifted $116.7 million of our reserves from specialty lines ($87.4 million) and personal lines ($23.3 million) to run-off claims (net $110.7 million). The reallocation included reserves from commercial lines ($6.0 million) that are now presented within run-off. This adjustment had no impact on our total combined ratio for the year ended December 31, 2007. The ratio discussions by line of business that follow are based on the ratios as computed prior to the reallocation of reserves. We believe that a presentation excluding the effect of the reserve reallocation on specialty lines, personal lines and run-off loss and LAE ratios and GAAP combined ratios is meaningful for investors to understand the performance of its underwriting units during 2007.

        Specialty lines.    Net written premiums for specialty lines increased by 28.0% to $836.9 million in the year ended December 31, 2008 from $654.0 million in the year ended December 31, 2007. The increase was primarily due to $110.0 million in net written premiums from our collector cars and boats business that we began writing in the second quarter of 2008. The increase compared to prior year was also due to writings from EBI which we acquired in the third quarter of 2008, as well as growth in A&H and OBGR. In addition, net written premiums at OBPI increased $26.0 million.

        The specialty lines combined ratio for the year ended December 31, 2008 increased to 85.1% from 81.2% for the year ended December 31, 2007. The loss and LAE ratio decreased 0.9 point to 48.3% while the expense ratio increased 4.8 points to 36.8%. The decrease in the loss and LAE ratio was mainly due to 8.5 points of favorable loss reserve development in the year ended December 31, 2008 primarily related to lower than expected severity in professional liability, compared with 3.9 points in the year ended December 31, 2007 primarily related to professional liability. Partially offsetting this decrease was a 2.0 point increase in current accident year non-catastrophe losses in the year ended December 31, 2008 mainly due to large losses at IMU, compared with the year ended December 31,

2007. Additionally, the year ended December 31, 2008 included 2.6 points of current accident year catastrophe losses primarily related to hurricane Ike, compared to 0.9 points of current accident year catastrophe losses in the year ended December 31, 2007. The increase in the expense ratio was mainly due to changes in mix of business within the specialty lines businesses and the mix of products offered within those businesses and the related costs incurred to acquire those businesses. Our collector cars and boats business and some of our other newer specialty lines businesses receive higher compensation than the previous mix of business. Also, at OBPI, increased writings of our long-term care product and decreased writings of our provider excess insurance product carry a higher and lower commission ratio, respectively, and shifted the expense ratio upward. In addition, during the year ended December 31, 2008, we incurred additional transition costs associated with the new management team at OBPI. The expense ratio for the year ended December 31, 2007 included a 0.7 point favorable impact from the partial settlement of our qualified pension plan liabilities, partially offset by 0.5 points of office consolidation costs.

        Personal lines.    Net written premiums for personal lines decreased by 10.4% to $618.7 million in the year ended December 31, 2008 from $690.4 million in the year ended December 31, 2007. In traditional personal lines, net written premiums decreased by 10.7% to $559.3 million due to the decision to cease writing business in Houston General Insurance Exchange (Houston General) in late 2007, lower new business associated with coastal restrictions implemented at Adirondack Insurance and higher reinsurance costs at Adirondack Insurance, lower premium volume from the involuntary market in Massachusetts, and the discontinuation of surplus lines business. In January 2008, Houston General entered into a reinsurance agreement with Universal Holdings of North America (Universal) under which Houston General ceded $6.6 million of unearned premiums to Universal. Further, net written premiums at AutoOne decreased by 10.9% to $119.9 million due to changes in New York's and New Jersey's assigned risk pools, as described above.

        The personal lines combined ratio for the year ended December 31, 2008 increased to 95.9% from 94.0% for the year ended December 31, 2007. The loss and LAE ratio increased 3.6 points to 64.0%, while the expense ratio decreased by 1.7 points to 31.9%. The increase in the loss and LAE ratio was primarily due to 1.2 points of adverse loss reserve development in the year ended December 31, 2008, mainly on personal automobile liability at AutoOne compared with 3.3 points of favorable loss reserve development in the year ended December 31, 2007, primarily related to personal automobile liability losses in traditional personal lines and at AutoOne. The decrease in the expense ratio was primarily due to decreased other underwriting expenses as a result of the decision to cease writing business in Houston General and actions taken in 2007 to better align personal lines staffing with our business needs. The expense ratio for the year ended December 31, 2007 also included a 1.0 point benefit from a state premium tax refund, a 0.9 point benefit related to the partial settlement of our qualified pension plan liabilities and 0.8 points of office consolidation costs.

        Run-off.    Net written premiums for run-off decreased by 2.4% to $507.5 million in the year ended December 31, 2008 from $520.0 million in the year ended December 31, 2007. Net written premiums from non-specialty middle market commercial businesses were $507.1 million in the year ended December 31, 2008, compared with $519.7 million in the year ended December 31, 2007. The decrease was primarily due to a $30.3 million decrease in non-specialty middle market commercial businesses, partially offset by an increase of $17.7 million in the small business division, principally driven by our small business package products. Net written premiums from legacy run-off business were $0.4 million in the year ended December 31, 2008, compared with $0.3 million in the year ended December 31, 2007.

        The run-off combined ratio for the year ended December 31, 2008 increased to 108.3% from 105.8% for the year ended December 31, 2007. The loss and LAE ratio increased 5.2 points to 71.7%, while the expense ratio decreased 2.7 points to 36.6%. The increase in the loss and LAE ratio was primarily due to 6.3 points of current accident year catastrophe losses in year ended December 31,

2008 primarily related to hurricane Ike in our non-specialty middle market commercial businesses and small business division and losses from tornadoes in the southeastern United States in our non-specialty middle market commercial businesses in the first quarter of 2008, compared to 1.0 point of catastrophe losses in the year ended December 31, 2007. Additionally, current accident year non-catastrophe losses increased 1.5 points in the year ended December 31, 2008, compared with the year ended December 31, 2007. These increases were partially offset by 1.4 points of favorable loss reserve development in the year ended December 31, 2008, compared with 0.1 point of adverse loss reserve development in the year ended December 31, 2007 due to higher large losses related to winter weather in the northeastern United States. The decrease in the expense ratio was primarily due to a 4.4 point decrease in other underwriting expenses, partially offset by a 1.7 point increase in policy acquisition expenses. The year ended December 31, 2007 included a 1.6 point benefit from the partial settlement of our qualified pension plan liabilities, which was partially offset by 1.0 point of office consolidation costs.

        Legacy run-off business generated an underwriting loss of $21.9 million in the year ended December 31, 2008, compared to an underwriting loss of $155.6 million ($38.9 million excluding a $116.7 million increase to loss and LAE reserves resulting from the reserve reallocation) in the year ended December 31, 2007. The year ended December 31, 2008 includes incurred loss and LAE of $20.5 million ($9.2 million of incurred ULAE, described above), compared with $33.1 million (excluding the reserve reallocation) in the year ended December 31, 2007. The year ended December 31, 2007 also includes a $5.1 million benefit from the partial settlement of our qualified pension plan liabilities.

Other Operations

        Our Other Operations segment consists of the activities of OneBeacon Insurance Group, Ltd. and our intermediate subsidiary holding companies which include OneBeacon U.S. Enterprises Holdings, Inc. and OneBeacon U.S. Holdings, Inc., both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda. Our Other Operations segment primarily consists of financing activities, purchase accounting adjustments relating to the OneBeacon Acquisition, other assets and liabilities, and general and administrative expenses incurred at the holding company level.

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

        As described above, effective January 1, 2008, we adopted the fair value option. Accordingly, pre-tax loss for 2009 and 2008 is not directly comparable to such measure for 2007. A summary of results from our Other Operations segment for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Net investment (expense) income	$(1.9)	$11.6	$24.0
Net realized and unrealized investment losses	(2.1)	(3.1)	(0.8)
Net other revenues (expenses)	3.7	(0.2)	(2.0)

Total revenues	(0.3)	8.3	21.2

General and administrative expenses	9.2	8.1	6.9
Accretion of fair value adjustment to loss and LAE reserves	5.4	12.0	16.0
Interest expense on debt	38.2	41.4	42.0
Interest expense—dividends on preferred stock	—	11.8	29.3
Interest expense—accretion on preferred stock	—	21.6	36.1

Total expenses	52.8	94.9	130.3

Pre-tax loss	$(53.1)	$(86.6)	$(109.1)

  Other Operations Results—Year ended December 31, 2009 versus year ended December 31, 2008

        Our Other Operations segment reported a pre-tax loss of $53.1 million in the year ended December 31, 2009, compared to a pre-tax loss of $86.6 million in the year ended December 31, 2008. The decrease in loss was primarily related to a decrease in interest expense related to the Berkshire Preferred Stock which was redeemed in the second quarter of 2008. Further, net other revenues increased mainly due to a $5.4 million gain related to the purchase of a portion of our senior notes. The decrease in interest expense was partially offset by a decrease in net investment (expense) income to $(1.9) million in the year ended December 31, 2009 compared to $11.6 million in the prior year, due to a lower average invested asset base and lower investment yields. Net investment income in the year ended December 31, 2008 included $6.2 million related to assets held in trust for the Berkshire Preferred Stock.

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

 Summary of Investment Results

Investment Returns

        A summary of our consolidated pre-tax investment results for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Net investment income(1)	$125.5	$164.4	$208.5
Net realized investment (losses) gains	(20.5)	(318.9)	173.7
Change in net unrealized investment gains and losses	269.1	(444.7)	(7.9)

Total GAAP pre-tax investment results	$374.1	$(599.2)	$374.3

(1)
Includes $6.2 million and $15.9 million of net investment income for assets held in trust for the years ended December 31, 2008 and 2007, respectively.

        Gross investment returns versus typical benchmarks for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year ended December 31,(1)
	2009	2008(2)	2007(2)
Fixed maturity investments	12.3%	(2.6)%	6.4%
Short-term investments	0.5	2.0	5.0
Total fixed income	9.8	(1.8)	6.2
Barclays U.S. Intermediate Aggregate Index	6.5	5.2	7.0
Common stock	(7.4)	(53.3)	12.5
Convertible bonds	22.7	(9.1)	4.5
Total common stock and convertible bonds	10.8	(39.9)	9.7
Other investments	10.8	(35.7)	14.4
Total common stock, convertible bonds and other investments	10.8	(39.0)	10.7
S&P 500 Index (total return)	26.5	(37.0)	5.5
Total consolidated portfolio	9.9%	(13.0)%	7.5%

(1)
Gross investment income returns exclude investment expenses of $10.9 million, $14.1 million and $16.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)
Includes $6.2 million and $15.9 million of net investment income for assets held in trust for the years ended December 31, 2008 and 2007, respectively.

        During the third and fourth quarters of 2008, there were significant declines and high volatility in the equity markets, a lack of liquidity in the credit markets and a widening of credit spreads on debt securities. These factors had a significant adverse effect on the performance of our investment portfolio in 2008. In the second half of 2008, we shifted our investment philosophy from a total return focus to a capital preservation focus in response to the significant declines and high volatility in equity markets, the lack of liquidity in the credit markets and the widening of credit spreads on fixed income securities experienced. In particular, we significantly reduced the size of our equity portfolio and now have a larger percentage of our invested assets in cash and short-term investments than we have in the past under a total return approach. As overall financial markets and our investment results continue to stabilize, we are gradually shifting back from a focus on capital preservation to our traditional total return investment philosophy.

Investment Returns—Year ended December 31, 2009 versus year ended December 31, 2008

  Overview

        Our total pre-tax investment results were $374.1 million, a return of 9.9% for the year ended December 31, 2009, compared to $(599.2) million, a return of (13.0)%, for the year ended December 31, 2008. Net investment income in the year ended December 31, 2009 was $125.5 million, a decrease of $38.9 million, compared to $164.4 million in the year ended December 31, 2008. The decrease was due to a lower average invested asset base and lower investment yields. Contributing to the lower investment yields was a $(1.1) million inflation adjustment related to our inflation indexed treasury securities for the year ended December 31, 2009 as compared to an $8.6 million inflation adjustment related to these securities for the year ended December 31, 2008. Net investment income in the year ended December 31, 2008 included $6.2 million related to assets held in trust. Net realized investment (losses) gains were $(20.5) million in the year ended December 31, 2009, an increase of $298.4 million, compared to $(318.9) million in the year ended December 31, 2008. The change in net unrealized investment gains and losses resulted in a gain of $269.1 million in the year ended December 31, 2009, compared to a loss of $444.7 million in the year ended December 31, 2008. As described above, net realized and unrealized investment losses experienced in 2008 resulted from the crisis that occurred in the financial markets during the third and fourth quarters of 2008.

  Fixed income

        Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 9.8% for the year ended December 31, 2009, compared to (1.8)% for the year ended December 31, 2008. The fixed maturity portfolio, in particular the corporate bond portfolio, performed well during the year ended December 31, 2009, driven by spread tightening. During the years ended December 31, 2009 and 2008, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 3 years for both periods which performed consistently with its characteristics and above the Barclays U.S. Intermediate Aggregate Index benchmark for the year ended December 31, 2009 and worse for the year ended December 31, 2008.

  Common stock, convertible bonds and other investments

        Our total common stock, convertible bond and other investments portfolio returned 10.8% for the year ended December 31, 2009 compared to (39.0)% for the year ended December 31, 2008. Our total common stock and convertible bond portfolio returned 10.8% and (39.9)% for the years ended December 31, 2009 and 2008, respectively, or 15.7 percentage points worse and 2.9 percentage points worse, respectively, than the S&P 500 benchmark. The S&P 500 rebounded during 2009; given the reduction in the size of our equity portfolio discussed previously, we are more heavily weighted in convertible bonds than in common stocks, resulting in our portfolio underperforming the S&P 500 benchmark. We recorded $(20.5) million in net realized losses in the year ended December 31, 2009, which included $(19.2) million of net realized losses on the sales of common stock and convertible bond investments resulting from the reduction in the size of the equity portfolio discussed previously. Our other investments portfolio returned 10.8% for the year ended December 31, 2009, compared to (35.7)% for the year ended December 31, 2008.

Investment Returns—Year ended December 31, 2008 versus year ended December 31, 2007

  Overview

        Our total pre-tax investment results were $(599.2) million, a return of (13.0)% for the year ended December 31, 2008, compared to $374.3 million, a return of 7.5%, for the year ended December 31, 2007. Net investment income in the year ended December 31, 2008 was $164.4 million, a decrease of 21.2%, compared to $208.5 million in the year ended December 31, 2007. The decrease was principally due to a lower average invested asset base and lower investment yields. Net investment income in the year ended December 31, 2008 included $6.2 million related to assets held in trust whereas the year ended December 31, 2007 included $15.9 million related to assets held in trust. Net realized investment (losses) gains were $(318.9) million in the year ended December 31, 2008, a decrease of $492.6 million, compared to $173.7 million in the year ended December 31, 2007, mainly due to $239.8 million of impairment charges taken in the year ended December 31, 2008 and $97.5 million of realized losses on sales of equity investments, compared to realized gains on sales in the year ended December 31, 2007 of certain convertible fixed maturity and equity securities in industry sectors that experienced significant appreciation, principally energy and natural resources. The change in net unrealized investment gains and losses was a decrease of $444.7 million in the year ended December 31, 2008, compared to a decrease of $7.9 million in the year ended December 31, 2007. Losses reflected in the change in net unrealized investment gains and losses are a result of the crisis that occurred in the financial markets during the third and fourth quarters of 2008 as described above. We recorded a pre-tax decrease in the change in net unrealized investment gains and losses in our fixed income portfolio of $171.8 million, mainly driven by a general widening of credit spreads. We recorded a pre-tax decrease in the change in net unrealized investment gains and losses in our common stock portfolio of $157.0 million; the majority of this decline was driven by investments within the financials, utilities and materials sectors.

  Fixed income

        Our fixed income portfolio, which includes both fixed maturity and short-term investments, returned (1.8)% for the year ended December 31, 2008, compared to 6.2% for the year ended December 31, 2007. As previously discussed, the performance was primarily driven by pre-tax losses reflected in the change in net unrealized investment gains and losses of $171.8 million as a result of a general widening of credit spreads. We recorded $40.1 million in net realized losses in the year ended December 31, 2008, which included $58.4 million of impairment charges, primarily in the financials sector. Our fixed income portfolio had minimal exposure to adverse credit events occurring in the second half of 2008. Our short duration mortgage-backed and asset-backed securities also performed relatively well in difficult times. During the years ended December 31, 2008 and 2007, we maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 3 years for both periods, which performed consistent with its characteristics and worse than the longer-duration Barclays U.S. Aggregate Index benchmark.

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

Portfolio Composition

        The following table presents the composition of our trading investment portfolio as of December 31, 2009 and 2008:

	As of December 31,
	2009		2008
Type of Investment	$ in millions	% of total	$ in millions	% of total
Fixed maturity investments	$2,994.3	74.0%	$2,134.8	56.0%
Short-term investments	544.4	13.5	962.2	25.2
Common stock	187.6	4.7	276.7	7.3
Convertible bonds	170.2	4.2	241.2	6.3
Other investments(1)	146.3	3.6	196.6	5.2

Total	$4,042.8	100.0%	$3,811.5	100.0%

(1)
Includes investments such as hedge funds and private equity funds.

        The breakdown of our fixed maturity portfolio, including convertible bonds, at December 31, 2009 by credit class, based upon issue credit ratings provided by Standard & Poor's, or if unrated by Standard & Poor's, long-term obligation ratings provided by Moody's, is as follows:

Ratings	Amortized Cost	% of Total
	($ in millions)
U.S. government and agency obligations	$519.4	17.0%
AAA/Aaa	1,007.3	33.0
AA/Aa	125.8	4.1
A/A	501.6	16.4
BBB/Baa	690.0	22.6
Other/not rated	210.2	6.9

Total	$3,054.3	100.0%

        The weighted average duration of our fixed maturity portfolio, including convertible bonds, at December 31, 2009 is approximately 3 years. The maturity distribution for fixed maturity investments, including convertible bonds, held at December 31, 2009 is as follows:

Maturity	Amortized Cost	Carrying Value
	($ in millions)
Due within one year	$159.9	$162.0
Due after one through five years	1,505.3	1,569.8
Due after five through ten years	210.0	228.0
Due after ten years	104.6	118.3
Asset-backed securities	1,003.7	1,014.9
Preferred stocks	70.8	71.5

Total	$3,054.3	$3,164.5

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

        We purchase commercial and residential mortgage-backed securities to maximize our fixed income portfolio's risk adjusted returns and diversify the portfolio risk from primarily corporate credit risk to a mix of credit and cash flow risk. Our non-agency commercial mortgage-backed portfolio is generally of short tenor and structurally senior, with more than 30 points of credit enhancement on average. We are not an originator of residential mortgage loans and held $0.1 million of residential mortgage-backed securities categorized as sub-prime as of December 31, 2009. In addition, our investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of December 31, 2009. We consider sub-prime mortgage-backed securities to be those that are issued from dedicated sub-prime shelves, dedicated second-lien shelves (i.e., we consider investments backed primarily by second-liens to be a sub-prime risk regardless of credit score or other metrics) or otherwise have underlying loan pools that exhibit weak credit characteristics.

        There are also mortgage-backed securities that we categorize as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on a review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2009, we did not hold any mortgage-backed securities classified as non-prime. We did not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

        Our investments in asset-backed securities are generally valued using matrix and other pricing models. Key inputs in a typical valuation are benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. At December 31, 2009, the market for our investments in asset-backed securities remained active and, accordingly, we did not adjust the fair value estimates for the effect of illiquidity.

        The following table summarizes the carrying value of our mortgage-backed and other asset-backed securities holdings as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
	($ in millions)
Mortgage-backed securities:
Agency:(1)
GNMA	$483.0	$367.3
FNMA	149.1	28.5
FHLMC	76.3	84.9
Non-agency:
Residential	30.7	111.9
Commercial	136.1	126.8

Total mortgage-backed securities(2)	875.2	719.4
Other asset-backed securities:
Credit card	27.7	39.5
Auto	111.1	—
Other	0.9	—

Total other asset-backed securities	139.7	39.5

Total asset-backed securities(3)	$1,014.9	$758.9

(1)
Represents publicly-traded residential mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government.

(2)
Approximately 98% and 97% of our mortgage-backed securities as of December 31, 2009 and 2008, respectively, have the highest ratings ascribed by Moody's ("Aaa") or Standard & Poor's ("AAA").

(3)
Of our total asset-backed securities, approximately 97% as of both December 31, 2009 and 2008 have the highest ratings ascribed by Moody's ("Aaa") or Standard & Poor's ("AAA").

Securities Lending

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

        In February 2009, we amended the terms of the securities lending program to give us more control over the investment of borrowers' collateral and to separate the assets supporting that collateral into a segregated account. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral as well as the reinvestment of cash were narrowed to permit investment in only cash equivalent securities, (ii) we have the authority to direct the lending agent to both sell specific collateral securities in the segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) we and the lending agent agreed to manage the securities lending program toward an orderly wind-down. In May 2009, we instructed the lending agent not to make any additional loans of securities and to recall all of the securities on loan and fund the return of collateral to the borrower. As of December 31, 2009, $1.7 million in collateral had not been returned to the borrower. As a result of the actions described above, the securities lending assets are no longer segregated and are included within our investment securities.

        At December 31, 2008, prior to the amendment of the terms of the securities lending program, the total market value of our securities on loan was $107.7 million with corresponding collateral of $100.7 million, resulting in an unrealized loss of $7.0 million recorded in change in net unrealized investment gains and losses, a component of net realized and unrealized investment gains (losses). In 2009 prior to exiting the securities lending program, we recorded $3.9 million of net realized and unrealized gains. Subsequent to exiting the program, we recorded $0.8 million of net realized and unrealized gains on the securities returned to us, resulting in a total of $2.3 million of net realized and unrealized losses in connection with our exiting from the program. The securities lending program has generated $18.1 million of additional investment income for us since inception in 2001.

Non-GAAP Financial Measures

        This report includes three non-GAAP financial measures that have been reconciled to their most comparable GAAP financial measures. OneBeacon believes these measures to be useful supplements to the comparable GAAP measures in evaluating OneBeacon's financial performance. In addition, certain of these non-GAAP financial measures have been adjusted to exclude the impact of economically defeasing the Company's mandatorily redeemable preferred stock. In connection with its initial public offering, the Company created two irrevocable grantor trusts and funded them with assets sufficient to make the remaining dividend and redemption payments for $20 million of preferred stock that was redeemed in June 2007 and $300 million of preferred stock that was redeemed in May 2008. The Company created and funded these trusts to appropriately capitalize and leverage the Company in preparation for and in connection with its initial public offering. Having completed these actions, OneBeacon believes that presentation of certain of the non-GAAP financial measures as described below, adjusted to exclude the impact of the economic defeasance of the preferred stock as of and for the respective periods, is a useful supplement to understanding the Company's earnings and profitability.

        Adjusted book value per share is a non-GAAP financial measure which is derived by excluding the impact of economically defeasing the Company's mandatorily redeemable preferred stock from book value per share, the most closely comparable GAAP measure. For the reason stated above, OneBeacon believes that adjusted book value per share is a useful supplement to understanding the Company's earnings and profitability. The reconciliation of book value per share to adjusted book value per share is included on page 48.

        Adjusted OneBeacon's shareholders' equity, which is used in calculating adjusted book value per share (a non-GAAP financial measure described above), is derived by excluding the impact of economically defeasing the Company's mandatorily redeemable preferred stock from OneBeacon's shareholders' equity, the most closely comparable GAAP measure. The reconciliation of OneBeacon's shareholders' equity to adjusted OneBeacon's shareholders' equity is included on page 48.

        Loss and loss adjustment expense ratio prior to reserve reallocation and total combined ratio prior to reserve reallocation are non-GAAP financial measures which are derived by excluding the impact of the reallocation of loss and loss adjustment expense reserves from the loss and loss adjustment expense ratio and the GAAP combined ratio. During 2007, OneBeacon reallocated loss and loss adjustment expense reserves from ongoing lines of business to run-off which reduced the loss and loss adjustment expense ratios and the GAAP combined ratios for OneBeacon's specialty, commercial and personal lines of business but had no impact on the ratios for OneBeacon's total insurance operations. OneBeacon believes that a presentation excluding the effect of the reserve reallocation on the loss and loss adjustment expense ratios and combined ratios for specialty, commercial and personal lines is a meaningful supplement for investors to understand the performance of its underwriting units. The reconciliation of these non-GAAP financial measures to the loss and loss adjustment expense ratio and GAAP combined ratio, the most closely comparable GAAP measures, is included on page 60.

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

        Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period in an amount equal to the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on 2009 statutory surplus of $1.6 billion, our top tier regulated insurance operating subsidiaries have the ability to pay approximately $157 million of dividends during 2010, subject to the availability of unassigned funds. As of December 31, 2009, OneBeacon's top tier regulated insurance operating subsidiaries had $1.1 billion of unassigned funds. As of December 31, 2009, we had approximately $120 million of unrestricted net cash and fixed maturity investments outside of our regulated insurance operating subsidiaries.

        During the years ended December 31, 2009, 2008 and 2007, our regulated operating subsidiaries paid $80.0 million, $197.0 million and $393.9 million, respectively, of dividends to OneBeacon LLC. During the years ended December 31, 2009, 2008 and 2007, our unregulated insurance operating subsidiaries paid $11.9 million, $6.0 million, and $3.6 million, respectively, of dividends to their immediate parent.

        During the years ended December 31, 2009, 2008 and 2007, we paid $79.9 million, $80.2 million and $83.7 million, respectively, of regular quarterly dividends to holders of OneBeacon's common shares. During the year ended December 31, 2008, we also paid $195.3 million of a special dividend to holders of OneBeacon's common shares.

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

Economic Defeasance

        In connection with our initial public offering, two of our subsidiaries, OBH and OBEH, each established an irrevocable grantor trust. The assets of each trust were solely dedicated to the satisfaction of the payment of dividends and redemption amounts on, respectively, the $300 million liquidation preference of OBH's Berkshire Preferred Stock and $20 million liquidation preference of OBEH's Zenith Preferred Stock. OBH and OBEH funded their respective trusts with cash and purchased a portfolio of fixed maturity securities issued by the U.S. government and government-sponsored enterprises. The scheduled interest and principal payments were sufficient to pay when due all amounts required under the terms of the Berkshire Preferred Stock and the Zenith Preferred Stock. The creation and funding of the trusts did not legally defease the preferred stock nor create any additional rights for the holders of the preferred stock either in the trusts or otherwise, although the assets in the trusts were segregated from OBH's and OBEH's other general assets and were not available to OBH or OBEH for any use other than the payment of the Berkshire Preferred Stock and the Zenith Preferred Stock. Assets held in one of the trusts were used to redeem the Zenith Preferred Stock in June 2007, while assets held in the other trust were used to redeem the Berkshire Preferred Stock in May 2008. White Mountains Capital, Inc., a subsidiary of White Mountains, served as the trustee for the irrevocable grantor trusts. Pre-tax net investment income earned on these investments totaled $6.2 million and $15.9 million, respectively, for the years ended December 31, 2008 and 2007.

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

        We calculate our insurance float by taking our net invested assets and subtracting our total capital. The following table illustrates our consolidated insurance float position as of the years ended December 31, 2009 and 2008.

	December 31,
	2009	2008
	($ in millions)
Total investments	$4,042.8	$3,811.5
Cash	44.8	53.0
Accounts receivable on unsettled investment sales	24.2	49.0
Accounts payable on unsettled investment purchases	(7.6)	(6.8)

Net invested assets	$4,104.2	$3,906.7
OneBeacon's shareholders' equity	$1,429.0	$1,155.1
Debt	620.5	731.9

Total capital	$2,049.5	$1,887.0

Insurance float	$2,054.7	$2,019.7

Insurance float as a multiple of total capital	1.0x	1.1x
Net invested assets as a multiple of total capital	2.0x	2.1x
Insurance float as a multiple of OneBeacon's shareholders' equity	1.4x	1.7x
Net invested assets as a multiple of OneBeacon's shareholders' equity	2.9x	3.4x

 Financing

        The following table summarizes our capital structure as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	($ in millions)
Senior Notes, carrying value	$606.5	$675.1
Other debt(1)	14.0	56.8

Total debt	620.5	731.9
OneBeacon's shareholders' equity	1,429.0	1,155.1

Total capital	$2,049.5	$1,887.0

Ratio of debt to total capital	30.3%	38.8%

(1)
See Note 6—"Debt" of the accompanying consolidated financial statements.

        We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, given the recent disruptions in the capital markets, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

        The 5.875% Senior Notes due 2013 of our subsidiary OBH are currently rated "Baa2" (Medium Grade, the ninth highest of twenty-one creditworthiness ratings) with a negative outlook by Moody's, "BBB" (Adequate, the ninth highest of twenty-two creditworthiness ratings) on watch negative by Standard & Poor's, "bbb" (Good, the ninth highest of twenty-two creditworthiness ratings) with a stable outlook by A.M. Best and "BBB" (Good, the ninth highest of twenty-three creditworthiness ratings) with a negative outlook by Fitch. During 2009, OBH repurchased $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain. During 2009, OBIC purchased $58.3 million of outstanding Senior Notes for $55.0 million, which resulted in a $2.9 million gain. During 2008, OBH repurchased $24.0 million of the outstanding Senior Notes for $22.3 million, which resulted in a $1.6 million gain.

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

        The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, OBH and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limits the ability of OBH and its respective subsidiaries to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At December 31, 2009, OBH was in compliance with all of the covenants under the Senior Notes.

        The indenture also contains a cross default provision which provides that if White Mountains as guarantor has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, the default provisions under the indenture to the Senior Notes will be triggered. White Mountains has two revolving credit facilities which provide for borrowing up to a maximum of $450.8 million and which contain restrictive financial covenants. As of December 31, 2009, the facilities were undrawn. See Note 16—"Related Party Disclosures" of the accompanying consolidated financial statements.

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

        In November 2006, OBH established a $75.0 million revolving credit facility that would have matured in November 2011. The credit facility was terminated in December 2008.

Contractual Obligations and Commitments

        Below is a schedule of our material contractual obligations and commitments as of December 31, 2009:

	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
	($ in millions)
Debt	$2.0	$4.0	$615.1	$—	$621.1
Loss and LAE reserves(1)	907.6	1,072.6	577.5	1,567.6	4,125.3
Interest on debt	36.3	72.2	18.2	—	126.7
Long-term incentive compensation	23.2	43.0	4.9	11.0	82.1
Pension and other benefit plan obligations(2)	25.9	8.9	8.1	36.4	79.3
Operating leases	13.3	20.8	10.3	7.6	52.0

Total contractual obligations	$1,008.3	$1,221.5	$1,234.1	$1,622.6	$5,086.5

(1)
Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $2,383.4 million and include the discount on our workers compensation loss and LAE reserves of $127.0 million as of December 31, 2009. These balances add back the remaining purchase accounting fair value adjustment of $190.5 million related to the OneBeacon Acquisition as it is a non-cash item.

(2)
Includes expected future cash outflows under our non-qualified, non-contributory, defined benefit pension plan and our 401(k) savings and employee stock ownership plan. Our pension plans were curtailed during the fourth quarter of 2002. As a result, new participants are no longer added and benefits for existing participants are not increased. Non-vested participants continue to vest during their employment. (See Note 8—"Retirement Plans" of the accompanying consolidated financial statements.)

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

        The balances included in the table above regarding our long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid cannot be predicted with certainty as the ultimate amounts of these liabilities are based on future performance. The estimated payments reflected in the table are based on current accrual factors (common share price and pay-out percentage) and assume that all outstanding balances were 100% vested as of December 31, 2009.

        There are no provisions within our lease agreements that would trigger acceleration of future lease payments. We have accrued $1.7 million, $1.3 million and $5.4 million, respectively, for the years ended December 31, 2009, 2008 and 2007 net of anticipated sub-lease income for leased space which we have ceased using. We do not finance our operations through the securitization of trade receivables, special purpose entities or synthetic leases. Further, we have not entered into any material arrangement requiring us to guarantee payment of third party debt, lease payments or to fund losses of an unconsolidated special purpose entity.

        We also have future binding commitments to fund certain limited partnership and hedge fund investments. These commitments, which total $46.5 million as of December 31, 2009, do not have fixed funding dates and are therefore excluded from the table above.

Share Repurchase Program

        On August 22, 2007, our Board of Directors authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the year ended December 31, 2009, no shares were repurchased. During the year ended December 31, 2008, 3.4 million Class A common shares were repurchased for $68.8 million and retired.

Cash Flows

        Detailed information concerning our cash flows during the years ended December 31, 2009, 2008 and 2007 follows:

  For the year ended December 31, 2009

Financing and Other Capital Activities

        During 2009, we declared and paid $79.9 million in regular quarterly cash dividends to holders of OneBeacon's common shares.

        During 2009, we paid a total of $38.9 million in interest, including $37.4 million in interest on the Senior Notes, and repaid a total of $2.2 million in principal on our debt obligations.

        During 2009, OBIC purchased a portion of the Senior Notes for $55.0 million.

        During the first quarter of 2009, OBH repurchased a portion of the Senior Notes for $8.1 million.

        During the second quarter of 2009, we repaid the $40.6 million outstanding balance on our mortgage note.

Acquisitions and Dispositions

        During the fourth quarter of 2009, we sold the renewal rights to our non-specialty commercial lines business for $23.2 million to a third party.

Other Liquidity and Capital Resource Activities

        During 2009, we reported net decreases in our loss and LAE reserves and reinsurance recoverables on paid and unpaid losses, primarily due to the decline of our business exposures related to legacy run-off.

        During the first quarter of 2009, we made payments with respect to our long-term incentive compensation plans totaling $27.3 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 137,400 performance shares and 148,422 performance units for various performance cycles.

  For the year ended December 31, 2008

Financing and Other Capital Activities

        During 2008, we declared and paid $275.5 million in cash dividends to holders of OneBeacon's common shares, including $195.3 million of a special dividend and $80.2 million of regular quarterly dividends.

        During 2008, we repurchased and retired 3.4 million of our Class A common shares for $68.8 million through our share repurchase program.

        During 2008, we declared and paid $11.8 million in cash dividends to holders of the Berkshire Preferred Stock.

        During 2008, we paid a total of $43.7 million in interest, including $40.4 million in interest on the Senior Notes, and repaid $2.0 million in principal on our debt obligations.

        During 2008, OBH repurchased a portion of the Senior Notes for $22.3 million.

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

Other Liquidity and Capital Resource Activities

        During 2008, we reported net decreases in our loss and LAE reserves and reinsurance recoverables on paid and unpaid losses, primarily due to the decline of our business exposures related to legacy run-off.

        During the first quarter of 2008, we made payments with respect to our long-term incentive compensation plans totaling $47.2 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 117,363 performance shares and 178,006 performance units for various performance cycles.

  For the year ended December 31, 2007

Financing and Other Capital Activities

        During 2007, we declared and paid $83.7 million in regular quarterly cash dividends to holders of OneBeacon's common shares.

        During 2007, we repurchased and retired 1.6 million of our Class A common shares for $33.0 million through our share repurchase program.

        During 2007, we declared and paid $28.3 million and $1.0 million in cash dividends to holders of the Berkshire Preferred Stock and the Zenith Preferred Stock, respectively.

        During 2007, we paid a total of $44.3 million in interest, including $41.1 million in interest on the Senior Notes, and repaid $2.0 million in principal on our debt obligations.

        During the second quarter of 2007, we redeemed the Zenith Preferred Stock for $20.0 million, its redemption value, using funds that had been held in trust.

Acquisitions and Dispositions

        During the third quarter of 2007, we sold one of our inactive licensed subsidiaries, AEIC, for $47.7 million in cash to a third party.

Other Liquidity and Capital Resource Activities

        During 2007, we reported net decreases in our loss and LAE reserves and reinsurance recoverables on paid and unpaid losses, primarily due to the decline of our business exposures related to legacy run-off.

        During the first quarter of 2007, we made payments with respect to our long-term incentive compensation plans totaling $39.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made with respect to 4,400 performance shares and 160,470 performance units.

Related Party Disclosures

        See Note 16—"Related Party Disclosures" of the accompanying consolidated financial statements.

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

        On an ongoing basis, management evaluates its estimates, including those related to fair value measurements of investments, loss and LAE reserves, reinsurance transactions and purchase accounting. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

        Management believes that certain of these estimates are considered critical in that they involve a higher degree of judgment and are subject to a significant degree of variability. The descriptions below summarize the more significant estimates used in the preparation of our historical consolidated financial statements.

1. Fair Value Considerations

        On January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements", subsequently codified as ASC 820. ASC 820 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an "exit price"). ASC 820 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority ("Level 1"), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities ("Level 2") and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority ("Level 3").

        Effective January 1, 2008, we adopted ASC 825 for our available-for-sale securities and our investments in hedge funds and private equity funds. Consistent with the guidance in ASC 825, in conjunction with the adoption, these securities are now reported as trading securities. Upon adoption, we recorded an adjustment of $180.6 million to reclassify net unrealized gains, after tax, and net unrealized foreign currency translation gains, after tax, related to investments from accumulated other comprehensive income to opening retained earnings. Subsequent to adoption, we report changes in fair value in revenues before the effect of tax.

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

        Other investments, which are comprised of hedge funds and private equity funds for which the fair value option has been elected, are carried at fair value based upon our proportionate interest in the underlying fund's net asset value, which is deemed to approximate fair value. The fair value of our investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds' underlying investments in accordance with ASC 820. We employ a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund's audited financial statements and discussing each fund's pricing with the fund's manager. However, since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair values of our investment in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy.

        In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund's net asset value in accordance with ASC 820. In circumstances where our portion of a fund's net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At December 31, 2009 and December 31, 2008, we did not record an adjustment to the net asset value related to our investments in hedge funds or private equity funds.

        As of December 31, 2009 and 2008, other investments represented approximately 4% and 5%, respectively, of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of December 31, 2009 and 2008 were comprised of $74.2 million and $117.3 million, respectively, in hedge funds, $58.0 million and $65.2 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At December 31, 2009 and 2008, we held investments in 15 and 20 hedge funds, respectively, and 15 and 16 private equity funds, respectively. The largest investment in a single fund was $10.8 million and $26.1 million at December 31, 2009 and 2008, respectively.

        As of December 31, 2009 and 2008, approximately 93% and 92%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.

        The fair value measurements at December 31, 2009 and 2008 for assets for which we adopted ASC 825 and any related Level 3 inputs are as follows:

	Fair value at December 31, 2009	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$531.6	$—	—%
Debt securities issued by industrial corporations	1,347.0	0.2	—
Municipal obligations	2.6	—	—
Asset-backed securities	1,014.9	15.7	1.5
Foreign government obligations	26.7	—	—
Preferred stocks	71.5	70.0	97.9

Fixed maturity investments	2,994.3	85.9	2.9
Short-term investments	544.4	—	—
Common equity securities	187.6	33.8	18.1
Convertible bonds	170.2	—	—
Other investments	146.3	146.3	100.0

Total	$4,042.8	$266.0	6.6%

	Fair value at December 31, 2008	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$409.6	$—	—%
Debt securities issued by industrial corporations	870.2	—	—
Municipal obligations	5.0	—	—
Asset-backed securities	758.9	28.0	3.7
Foreign government obligations	38.6	—	—
Preferred stocks	52.5	51.3	97.7

Fixed maturity investments	2,134.8	79.3	3.7
Short-term investments	962.2	—	—
Common equity securities	276.7	26.2	9.5
Convertible bonds	241.2	—	—
Other investments	196.6	196.6	100.0

Total	$3,811.5	$302.1	7.9%

        At December 31, 2009 and 2008, we held one private preferred stock that represented approximately 98% and 97%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

        In addition to the investment portfolio described above, we had $27.2 million and $20.2 million, respectively, of liabilities recorded at fair value and included in other liabilities as of December 31, 2009 and 2008. These liabilities relate to securities that have been sold short by a limited partnership that we invest in and are required to consolidate in accordance with GAAP. All of the liabilities included in the $27.2 million and $20.2 million, respectively, have been deemed to have a Level 1 designation as of December 31, 2009 and 2008. As of December 31, 2008, other liabilities also included $10.4 million related to the fair value of the interest rate swap on the mortgage note. The interest rate swap was deemed to have a Level 2 designation at December 31, 2008. During the second quarter of 2009, we repaid the outstanding balance on the mortgage note and settled the interest rate swap. See Note 6—"Debt" of the accompanying consolidated financial statements.

        The changes in Level 3 fair value measurements for the year ended December 31, 2009 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2009	$79.3	$26.2	$—	$196.6	$302.1
Total net realized and unrealized gains (losses)	22.6	7.2	0.1	10.6	40.5
Purchases	29.1	0.4	2.9	7.6	40.0
Sales	(13.6)	—	(0.2)	(68.5)	(82.3)
Transfers in	28.0	—	—	—	28.0
Transfers out	(59.5)	—	(2.8)	—	(62.3)

Balance at December 31, 2009	$85.9	$33.8	$—	$146.3	$266.0

        "Transfers in" for the year ended December 31, 2009 comprise securities for which observable inputs became unavailable as well as securities for which quoted market prices were deemed to be unreliable. Observable inputs in the form of quoted market prices for similar securities became unavailable for 2 securities with a fair value of $11.2 million. Quoted market prices for these securities had been used at December 31, 2008 to estimate fair value, and as such, these securities were categorized as a Level 2 measurement at December 31, 2008. In addition, the estimated fair values for 4 securities of $16.8 million for which the quoted prices provided by a third party source were deemed unreliable and could not be validated against an alternative source are reflected in "Transfers in". The fair values of these securities were estimated using industry standard pricing models, in which management selected inputs using its best judgment. These inputs principally included benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. We use pricing models which use the same valuation methodology for all Level 3 measurements for fixed maturities. These securities are considered to be Level 3 because the measurements are not directly observable. At December 31, 2009, the estimated fair values for these securities determined using the industry standard pricing models were $1.8 million less than the estimated fair values based upon quoted prices provided by a third party. "Transfers out" of $62.3 million for the year ended December 31, 2009 comprise 18 securities which had been previously classified as Level 3 measurements and were recategorized as Level 2 measurements when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available during the year ended December 31, 2009.

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

        Upon completion of each quarterly review, our actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management's best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels in the future. Typically, these factors exist when management and our actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs and legal and regulatory developments. At December 31, 2009 and 2008, total carried reserves were 10.2% and 7.3% above the actuarial point estimate, respectively.

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

        We also incurred A&E losses via our participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association, or ECRA, which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which we bear approximately a 4.7% share at both December 31, 2009 and 2008, or $35.8 million and $40.0 million at December 31, 2009 and 2008, respectively, which is fully reflected in our loss and LAE reserves.

        More recently, since the 1990s, we have experienced an influx of claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs' exposure to asbestos allegedly occurred. At December 31, 2009, 482 policyholders had asbestos-related claims against us. In 2009, 93 new insureds with such peripheral involvement presented asbestos claims under prior policies we had written.

        Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought from insurers such as us payment for asbestos claims under the premises and operations coverage of their liability policies, which may not be subject to similar aggregate limits. We expect this trend to continue. However, to date there have been fewer of these premises and operations coverage claims than product liability coverage claims. This may be due to a variety of factors, including that it may be more difficult for underlying plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant's negligence, rather than products liability under which strict legal liability applies. Premises and operations claims may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, there is a great deal of variation in damages awarded for the actual injuries. As of December 31, 2009, there were approximately 240 active claims by insureds against us without product liability coverage asserting operations or premises coverage, which may not be subject to aggregate limits under the policies.

        Immediately preceding the OneBeacon Acquisition, we purchased a reinsurance contract with NICO under which we are entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by us in 1992 and prior, environmental claims arising from business written by us in 1987 and prior, and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of our third party reinsurers in existence at the time the NICO Cover was executed, or Third Party Recoverables. As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of us. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement with us. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments from 1999 through 2009, approximately 46% of A&E losses have been recovered under the historical third party reinsurance.

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

        As part of our previously described actuarial review process, we review A&E activity each quarter and compare that activity to what was assumed in the most recently completed study. As of December 31, 2009, we noted no change in the range of reasonable outcomes around our best estimate described above.

        As noted above, we have ceded estimated incurred losses of approximately $2.2 billion to the NICO Cover at December 31, 2009. Since entering into the NICO Cover, approximately 4% of the $2.2 billion of utilized coverage relates to uncollectible Third Party Recoverables and settlements on Third Party Recoverables through December 31, 2009. Net losses paid totaled $1.2 billion as of December 31, 2009, with $118.0 million paid in 2009. Asbestos payments during 2009 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to the potential enactment of U.S. federal asbestos legislation. To the extent that actual experience differs from our estimate of incurred A&E losses and Third Party Recoverables, future losses could exceed the $320.2 million of protection remaining under the NICO Cover.

        Our reserves for A&E losses, net of Third Party Recoverables but prior to NICO recoveries, were $0.9 billion at December 31, 2009. An industry benchmark of reserve adequacy is the "survival ratio", computed as a company's reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. Our survival ratio was 11.6 at December 31, 2009. This was computed as the ratio of A&E reserves, net of Third Party Recoverables prior to the NICO Cover of $0.9 billion plus the remaining unused portion of the NICO Cover of $320.2 million, to the average A&E loss payments over the three-year period ended December 31, 2009, net of Third Party Recoverables. Our survival ratio was 12.7 at December 31, 2008. We believe that as a result of the NICO Cover and our historical third party reinsurance programs, we should not experience material financial loss from A&E exposures under current coverage interpretations and that our survival ratio compares favorably to industry survival ratios. However, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid using recent annual average payments. Many factors, such as aggressive settlement procedures, mix of business and coverage provided, have a significant effect on the amount of A&E reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

        Our reserves for A&E losses at December 31, 2009 represent management's best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean-up cost increases and industry settlement practices, limit our ability to accurately estimate ultimate liability and we may be subject to A&E losses beyond currently estimated amounts. In addition, we remain liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. See Note 3—"Reserves for Unpaid Loss and LAE—Asbestos and environmental loss and LAE reserve activity" of the accompanying consolidated financial statements for more information regarding our A&E reserves.

Insurance Operations A&E Claims Activity

        Our A&E claims activity, which is all in our Insurance Operations segment, for the last two years is illustrated in the table below:

	Year ended December 31,
	2009	2008
Asbestos
Accounts with asbestos claims at the beginning of the year	474	491
Accounts reporting asbestos claims during the year	93	80
Accounts on which asbestos claims were closed during the year	(85)	(97)

Accounts with asbestos claims at the end of the year	482	474

Environmental
Accounts with environmental claims at the beginning of the year	378	382
Accounts reporting environmental claims during the year	131	109
Accounts on which environmental claims were closed during the year	(125)	(113)

Accounts with environmental claims at the end of the year	384	378

Total
Total accounts with A&E claims at the beginning of the year	852	873
Accounts reporting A&E claims during the year	224	189
Accounts on which A&E claims were closed during the year	(210)	(210)

Total accounts with A&E claims at the end of the year	866	852

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

        For loss and allocated loss adjustment expense reserves, excluding A&E, the key assumption as of December 31, 2009 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the following exceptions:

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

Workers compensation

        Workers compensation covers an employer's liability for injuries, disability or death of employees, without regard to fault, as prescribed by state workers compensation law and other statutes. Workers compensation is generally considered a long-tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. While certain payments such as initial medical treatment or temporary wage replacement for the injured worker are made quickly, some other payments are made over the course of several years, such as awards for permanent partial injuries. In addition, some payments can run as long as the injured worker's life, such as permanent disability benefits and ongoing medical care. Despite the possibility of long payment tails, the reporting lags are generally short, settlements are generally not complex, and most of the liability can be considered high frequency with moderate severity. The largest reserve risk generally comes from the low frequency, high severity claims providing lifetime coverage for medical expense arising from a worker's injury.

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
  Changes in the use of pharmaceutical drugs

  •
  Degree of patient responsiveness to treatment

Workers compensation book of business reserving factors

  •
  Product mix

  •
  Injury type mix

  •
  Changes in underwriting standards

Personal automobile liability

        Automobile covers both physical damage and liability coverage. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft or other causes. Automobile liability insurance covers bodily injury of others, damage to their property and costs of legal defense resulting from a collision caused by the insured. The personal automobile product line is a mix of property and liability coverages and, therefore, includes both short-and long-tail coverages. The payments that are made quickly typically pertain to automobile physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Personal automobile reserves are typically analyzed in three components: bodily injury liability, property damage liability, and collision/comprehensive claims. This last component has minimum reserve risk and fast payouts and, accordingly, separate factors are not presented. Reporting lags are relatively short and the claim settlement process for personal automobile liability generally is the least complex of the liability products. It is generally viewed as a high frequency, low to moderate severity product line.

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
  Changes in claim handling philosophies (e.g., case reserving standards)

Personal automobile liability book of business reserving factors

  •
  Changes in policy provisions (e.g., deductibles, policy limits, or endorsements)

  •
  Changes in underwriting standards

Multiple peril

        Multiple peril represents a package policy sold to insureds or to members of trade associations or other groups that include general liability and property insurance. General liability covers businesses for any liability resulting from bodily injury and property damage arising from general business operations, accidents on a premises and the products manufactured or sold. Property covers losses to a business' premises, inventory and equipment as a result of weather, fire, theft and other causes. Because commercial multiple peril provides a combination of property and liability coverage typically for small businesses, it includes both short- and long-tail coverages. For property coverage, it generally takes a relatively short period of time to close claims, while for the other coverages, generally for the liability coverages, it takes a longer period of time to close claims. The reserving risk for this line is dominated by the liability coverage portion of this product, except occasionally in the event of catastrophic or large single losses.

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

  •
  Changes in underwriting standards

  •
  Product mix (e.g., size of account, industries insured, or jurisdiction mix)

Commercial automobile liability

        The commercial automobile product line is a mix of property and liability coverages and, therefore, includes both short- and long-tail coverages. The payments that are made quickly typically pertain to automobile physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Commercial automobile reserves are typically analyzed in three components; bodily injury liability, property damage liability, and collision/comprehensive claims. This last component has minimum reserve risk and fast payouts and, accordingly, separate reserving factors are not presented. In general, claim reporting lags are minor, claim complexity is not a major issue, and the line is viewed as high frequency, low to moderate severity.

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

  •
  Policy provisions mix (e.g., deductibles, policy limits, or endorsements)

  •
  Degree of concentration of policyholders

  •
  Changes in underwriting standards

Insurance Operations Loss and LAE Development

  Loss and LAE development—2009

        In 2009, we experienced $83.4 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses. The favorable non-catastrophe loss reserve development was primarily related to professional liability lines, commercial package business and other general liability lines partially offset by adverse loss reserve development at AutoOne.

        Specifically, at December 31, 2008, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which is included in the general liability line of business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2009, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. The impact of this revised estimate was a decrease to professional liability reserves of $60.0 million.

        At December 31, 2008, management had estimated that future payments from personal injury protection (PIP) litigation from our AutoOne business would be approximately $7.8 million. During 2009, the legal expenses related to this litigation were higher than expected. As a result, management increased estimates of all accident years for AutoOne. The total increase in estimate was $33.3 million.

        At December 31, 2008, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $173.9 million, or approximately 85% of case reserves of $204.9 million for 2002 and subsequent accident years. During 2009, case incurred loss and allocated LAE (ALAE) was $36.8 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2009, the IBNR was determined to be $95.4 million, or approximately 73% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $42.6 million.

        At December 31, 2008, based on actuarial techniques described above, management estimated that IBNR related to general liability occurrence was $93.9 million, or approximately 275% of case reserves of $34.2 million for 2002 and subsequent accident years. During 2009, case incurred loss and ALAE was $15.6 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2009, the IBNR was determined to be $61.6 million, or approximately 214% of the remaining case reserves. The impact of this revised estimate was a decrease to general liability occurrence reserves of $14.1 million.

        In addition to the development described for the lines of business above, management also recorded changes in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2009 that essentially offset. The change in IBNR for each other line of business was not individually significant.

  Loss and LAE development—2008

        In 2008, we experienced $62.0 million of favorable loss reserve development primarily related to lower than expected severity on non-catastrophe losses. The favorable non-catastrophe loss reserve development was primarily related to professional liability lines and commercial package business lines partially offset by adverse loss reserve development at AutoOne and in legacy run-off.

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

        At December 31, 2007, management had estimated that future payments from PIP litigation from our NYAIP business would be approximately $14.0 million. During 2008, the legal expenses related to this litigation were higher than expected as the 2002 accident year neared conclusion. As a result, management increased estimates of all accident years for NYAIP and other similar business in New York. The total increase in estimate was $10.8 million.

        At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $137.0 million, or approximately 64% of case reserves of $212.8 million for 2002 and subsequent accident years. During 2008, case incurred loss and ALAE was $16.2 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2008, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2008, the IBNR was determined to be $86.9 million, or approximately 64% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $33.8 million.

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

  Loss and LAE development—2007

        In 2007, we experienced $48.3 million of favorable loss reserve development primarily related to lower than expected frequency for professional liability lines and lower than expected severity for personal automobile liability, partially offset by adverse loss reserve development for multiple peril and workers compensation, primarily for accident years 2001 and prior.

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

Insurance Operations Case and IBNR Reserves by Line of Business

        Loss and LAE reserves, net of reinsurance recoverables on unpaid losses, by line of business at December 31, 2009 and 2008 for our Insurance Operations were as follows:

	December 31, 2009			December 31, 2008
	Case	IBNR	Total	Case	IBNR	Total
	($ in millions)
Workers compensation(1)	$134.7	$126.7	$261.4	$160.2	$132.7	$292.9
Personal automobile liability	254.4	117.6	372.0	271.3	110.3	381.6
Multiple peril(1)(2)	(30.7)	222.4	191.7	(4.9)	238.5	233.6
Commercial automobile liability	90.5	68.9	159.4	90.9	66.2	157.1
General liability(2)(3)	129.3	382.6	511.9	112.1	362.7	474.8
Homeowners/Farmowners	41.8	22.9	64.7	55.1	23.0	78.1
Other(1)(4)	114.7	66.1	180.8	116.5	61.5	178.0

Total	$734.7	$1,007.2	$1,741.9	$801.2	$994.9	$1,796.1

(1)
Includes loss and LAE reserves related to A&E.

(2)
Includes loss and LAE reserves related to construction defect claims.

(3)
Includes loss and LAE reserves related to professional liability.

(4)
Includes loss and LAE reserves related to marine liability.

  Insurance Operations Range of Reserves by Line of Business

        Our range of reserve estimates at December 31, 2009 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against our historical claims experience data. The following table shows the recorded reserves and the high and low ends of our range of reasonable loss and LAE reserve estimates at December 31, 2009. The high and low ends of our range of reserve estimates in the table below are based on the results of various actuarial methods described above.

	December 31, 2009
	Low	Recorded	High
	($ in millions)
Workers compensation	$200.5	$261.4	$304.7
Personal automobile liability	345.9	372.0	398.3
Multiple peril	108.9	191.7	201.9
Commercial automobile liability	143.5	159.4	165.1
General liability	370.7	511.9	520.3
Homeowners/Farmowners	60.2	64.7	66.1
Other	165.8	180.8	181.2

Total	$1,395.5	$1,741.9	$1,837.6

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

        The percentages shown in the following table represent the linear interpolation of where our recorded loss and LAE reserves are within the range of reserves estimates by line of business at December 31, 2009 and 2008, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%.

	December 31,
	2009	2008
	(expressed as a percentage of the range)
Workers compensation	58%	45%
Personal automobile liability	50	26
Multiple peril	89	69
Commercial automobile liability	74	88
General liability	94	97
Homeowners/Farmowners	76	37
Other	97	80

Total	78%	67%

        During 2009, management continued to see actuarial methods based on case incurred data produce lower estimated losses for the longer tailed lines of business. However, due to the nature of these lines and the inherent risks in estimating the longer tailed lines of business, management chose to record losses higher in the range for workers compensation and multiple peril.

        In 2008, management began to see higher than anticipated paid loss and LAE for personal automobile liability which had resulted in increases in the methods used to develop the ranges. However, at year end 2008, management believed that the ultimate losses would not increase as much as the models had suggested resulting in a recorded reserve lower in the range. During 2009, the increased estimates persisted and management adjusted the held reserves higher in the range.

        Overall, management is concerned about the impact of future increases in inflation, including adverse changes in tort liability. These types of changes would result in deterioration in the loss reserves, therefore, management has selected loss reserves somewhat higher relative to actuarial indications than in previous years.

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

  •
  Workers compensation:  Recorded reserves for workers compensation were $261.4 million at December 31, 2009. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by approximately $48 million at December 31, 2009, in either direction.

  •
  Professional liability:  Recorded reserves for professional liability were $314.0 million at December 31, 2009. A key assumption for professional liability is the implicit loss cost trend, particularly the severity inflation trend component of loss costs. Across the entire reserve base, a 5.0 point change in assumed annual severity would have changed the estimated net reserve by approximately $52 million at December 31, 2009, in either direction.

  •
  Multiple peril liability:  Recorded reserves for multiple peril were $191.7 million at December 31, 2009. Reported loss development patterns are a key assumption for these lines of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If case reserve adequacy for non-construction defect claims changed by 10.0 points this would have changed the estimated net reserve by approximately $19 million at December 31, 2009, in either direction.

3. Reinsurance Transactions

        Our insurance subsidiaries purchase reinsurance from time to time to protect their businesses from losses due to exposure aggregation, to manage their operating leverage ratios and to limit ultimate losses arising from catastrophic events. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Amounts related to reinsurance contracts are recorded in accordance with ASC 944.

        In connection with the OneBeacon Acquisition, Aviva caused us to purchase reinsurance contracts with two reinsurance companies rated "AA+" ("Very Strong", the second highest of twenty-one financial strength ratings) by Standard & Poor's and "A++" ("Superior", the highest of fifteen financial strength ratings) by A.M. Best. One is a reinsurance cover with NICO which entitles us to recover up to $2.5 billion in ultimate loss and LAE incurred related to asbestos claims arising from business written by our predecessor prior to 1992, environmental claims arising from business written by our predecessor prior to 1987 and certain other latent exposures. As of December 31, 2009, we have ceded estimated incurred losses of approximately $2.2 billion to NICO under the NICO Cover. The other contract is a reinsurance cover with GRC for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2009, we have ceded estimated incurred losses of $550.0 million to GRC under the GRC Cover. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP. NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway.

        The collectibility of reinsurance recoverables is subject to the solvency and willingness to pay of the reinsurer. We are selective in choosing our reinsurers, placing reinsurance principally with those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of our reinsurers on an ongoing basis. See Note 4—"Reinsurance" of the accompanying consolidated financial statements for additional information on our reinsurance programs.

4. Purchase Accounting

        When we acquire another company, our management must estimate the fair values of the assets and liabilities acquired, in accordance with GAAP at the time of the acquisition. See Note 1—"Nature of Operations and Summary of Significant Accounting Policies—Recent Accounting Pronouncements" of the accompanying consolidated financial statements.) Certain assets and liabilities require little judgment to estimate their fair values, particularly those that are quoted on a market exchange, such as publicly-traded investment securities. Other assets and liabilities, however, require a substantial amount of judgment to estimate their fair values. The most significant of these is the estimation required to fair value loss and LAE reserves. We estimate the fair value of loss and LAE reserves obtained in an acquisition following the principles contained within FASB Statement of Financial Accounting Concepts No. 7: "Using Cash Flow Information and Present Value in Accounting Measurements" (CON 7). Under CON 7, the fair value of a particular asset or liability essentially contains five elements: (1) an estimate of the future cash flows; (2) expectations about possible variations in the amount or timing of those cash flows; (3) the time value of money, represented by the risk-free rate of interest; (4) the price for bearing the uncertainty inherent in the asset or liability; and (5) other, sometimes unidentifiable, factors including illiquidity and market imperfections.

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

        In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. The outstanding pre-tax unaccreted adjustment as of December 31, 2009 was $0.

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

  Interest Rate Risk

        Fixed Maturity and Convertible Bond Portfolios.    In connection with our consolidated insurance subsidiaries, we invest in interest rate sensitive securities, primarily debt securities. Our strategy is to purchase fixed maturity investments and convertible bonds that are attractively priced in relation to perceived credit risks. Upon adoption of ASC 825 on January 1, 2008, our portfolio of fixed maturity investments held for general investment purposes were reclassified as trading securities which are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and unrealized investment gains and losses on trading securities are reported pre-tax in revenues. Prior to adoption of ASC 825, our fixed maturity investments were held as available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," subsequently codified within ASC 320, whereby these investments were carried at fair value on the balance sheet with net unrealized gains or losses reported net of tax as a separate component of OneBeacon's shareholders' equity.

        Upon adoption of ASC 825, our convertible bonds are carried at fair value with changes therein recorded in revenues as unrealized investment gains or losses. Prior to adoption, our convertible bonds were held as available-for-sale and were carried at fair value with changes in fair value recorded through income as realized investment gains or losses in accordance with SFAS No. 155, "Accounting for Certain Hybrid Instruments," subsequently codified within ASC 815.

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

        The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our fixed maturity and convertible bond investments and pension fixed maturity and convertible bond investments:

	Fair value at December 31, 2009	Assumed change in relevant interest rate	Estimated fair value after change in interest rate	After tax increase (decrease) in carrying value
	($ in millions)
Fixed maturity and convertible bond investments	$3,164.5	100 bp decrease	$3,240.8	$49.6
		50 bp decrease	3,203.6	25.4
		50 bp increase	3,122.8	(27.1)
		100 bp increase	3,079.2	(55.4)
Qualified pension plan fixed maturity investments	$44.7	100 bp decrease	$45.8	$0.7
		50 bp decrease	45.3	0.4
		50 bp increase	44.2	(0.3)
		100 bp increase	43.7	(0.7)

        Long-term obligations.    As of December 31, 2009, our interest and dividend bearing long-term obligations consisted primarily of the Senior Notes which have a fixed interest rate. As a result, our exposure to interest rate risk resulting from variable interest rate obligations is insignificant.

        The Senior Notes were issued in 2003 and mature on May 15, 2013. At December 31, 2009, the fair value of the Senior Notes was $605.8 million, which compared to a carrying value of $606.5 million. The fair value of this obligation was estimated by discounting future cash flows using current market rates for similar obligations or using quoted market prices.

  Credit Spread Risk

  Sensitivity analysis of spread risk

        Our overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to credit risks. Widening and tightening of spreads generally translate into decreases and increases in fair values of fixed maturity investments. The table below summarizes the estimated effects of hypothetical widening and tightening of spreads for different classes of our fixed maturity and convertible bond portfolios. In estimating the impact of hypothetical tightening of spreads, for fixed maturity investments yielding more than the 5 year Constant Maturity Treasury Index (CMT Index) as of September 30, 2009, to the extent their yields would have decreased to levels lower than the 5 year CMT Index as of September 30, 2009, we limited their price appreciation to a level equal to the yield of the 5 year CMT Index. For fixed maturity investments yielding less than the 5 year CMT Index as of December 31, 2009, we assumed no price appreciation.

	December 31, 2009 Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
	($ in millions)
U.S Government and agency obligations	$531.6	$—	$—	$—	$—
Foreign government obligations	26.7	0.1	0.1	(0.1)	(0.2)

		Tighten 100	Tighten 50	Widen 50	Widen 100
Agency mortgage-backed securities	$708.4	$10.2	$6.3	$(8.3)	$(16.3)
Other asset-backed securities	139.7	—	—	(0.3)	(0.6)

		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by industrial corporations	$1,347.0	$56.8	$35.4	$(45.0)	$(87.4)
Municipal obligations	2.6	—	—	(0.1)	(0.1)
Convertible bonds	170.2	0.9	0.5	(3.4)	(6.9)

		Tighten 400	Tighten 200	Widen 200	Widen 400
Non-agency commercial mortgage-backed securities	$136.1	$4.6	$3.0	$(4.3)	$(8.3)

		Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	$71.5	$6.8	$6.4	$(10.5)	$(22.4)
Non-agency residential mortgage-backed securities	30.7	4.9	2.5	(2.1)	(3.9)

        The table below summarizes the estimated effects of hypothetical widening and tightening of spreads on our qualified pension plan fixed maturity investments.

	December 31, 2009 Fair Value	Tighten 200	Tighten 100	Widen 100	Widen 200
	($ in millions)
Debt securities issued by industrial corporations	$4.5	$0.4	$0.2	$(0.2)	$(0.4)
Convertible bonds	39.8	0.2	0.1	(0.8)	(1.7)

		Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	$0.4	$0.2	$0.1	$(0.1)	$(0.2)

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

  Sensitivity analysis of likely changes in fair values of common equity securities, hedge fund and private equity fund investments

        Our investment portfolio includes investments in common equity securities, hedge funds and private equity funds. The underlying investments of the hedge funds and private equity funds are typically publicly traded and private common equity investments, and, as such, are subject to market risks that are similar to those in our common equity portfolio.

        The following illustrates the estimated effect on December 31, 2009 fair values resulting from hypothetical changes in market value:

	Change in fair value
	10% decline	10% increase	30% decline	30% increase
	($ in millions)
Common equity securities	$(18.8)	$18.8	$(56.3)	$56.3
Hedge funds	(7.4)	7.4	(22.3)	22.3
Private equity funds	(5.8)	5.8	(17.4)	17.4

        Returns on common equity securities are measured against the S&P 500 Index. Hedge funds and private equity funds returns are commonly measured against the benchmark returns of hedge fund indices and/or the S&P 500 Index. The Hedge Fund Research, Inc. (HFRX) Equal Weighted Strategies Index is representative of the overall composition of the hedge fund market and is comprised of typical hedge fund strategies, including convertible arbitrage, distressed securities, equity hedge, equity market neutral, event driven, macro, merger arbitrage and relative value arbitrage. The HFRX Equal Weighted Strategies Index applies an equal weight to all constituent strategy indices. The historical returns for each index in the past 5 full years are listed below:

	Year ended December 31,
	2009	2008	2007	2006	2005
HFRX Equal Weighted Strategies Index	11.4%	(21.9)%	4.0%	8.8%	1.3%
S&P 500 Index	26.5	(37.0)	5.5	15.8	4.9

  Foreign Currency Exchange Rates

        Our investments denominated in foreign currencies are valued using period-end exchange rates and our net investment income on foreign-denominated securities are valued using average exchange rates. Foreign currency exchange rate risk is the risk that we will incur losses on a U.S. dollar basis due to adverse changes in foreign currency exchange rates.

        At December 31, 2009, we held $66.4 million in bonds denominated in foreign currencies, mostly in British pounds and Australian dollars. Assuming a hypothetical 10% increase or decrease in the rate of exchange from the British pound and Australian dollar to the U.S. dollar as of December 31, 2009, the carrying value of our foreign currency-denominated bond portfolio would have respectively decreased or increased by $6.6 million.

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

        The CEO and the CFO of OneBeacon (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-1 5(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on this evaluation, the CEO and CFO have concluded that as of December 31, 2009, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

        The CEO and the CFO have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. Based on that evaluation, the CEO and CFO have concluded that our internal control over financial reporting is effective. Management's annual report on internal control over financial reporting is included on page F-79 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-80 of this report.

        There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2009.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

  a.    Directors

        Reported under the caption "The Board of Directors" in the Company's 2010 Definitive Proxy Statement, and incorporated herein by reference.

  b.    Executive Officers

        Reported in Part I pursuant to General Instruction G to Form 10-K.

  c.    Audit Committee Financial Expert

        Reported under the caption "Corporate Governance—Committees of the Board—Audit Committee" of the Company's 2010 Definitive Proxy Statement, and incorporated herein by reference.

  d.    Compliance with Section 16(a) of the Exchange Act

        Reported under the caption "Compliance with Section 16(a) of the Exchange Act" of the Company's 2010 Definitive Proxy Statement, and incorporated herein by reference.

  e.    Code of Ethics

        The Company's Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is posted on the Company's website at www.onebeacon.com.

  f.    Nominating Committee

        There have been no material changes to the procedure by which shareholders may recommend nominees to the Company's Board of Directors. The procedures for shareholders to nominate directors may be found in the Company's 2010 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Reported under the captions "Compensation of Executive Officers", "Report of the Compensation Committee on Executive Compensation" and "Member Performance Graph" of the Company's 2010 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Reported under the captions "Voting Securities and Principal Holders Thereof" and "Equity Compensation Plan Information" of the Company's 2010 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Reported under the caption "Certain Relationships, Related Transactions and Director Independence" of the Company's 2010 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Reported under the caption "Independent Registered Public Accountant Fees and Services" of the Company's 2010 Definitive Proxy Statement, and incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  a.    Documents Filed as Part of the Report

        The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page F-1 of this report. A listing of exhibits filed as part of the report appears on pages 112 through 113 of this report.

  b.    Exhibits

Exhibit No.		Description
1.1	**	Underwriting Agreement.
2.1	**	Separation Agreement between White Mountains Insurance Group, Ltd. and OneBeacon Insurance Group, Ltd.
3.1	**	Memorandum of Association of OneBeacon Insurance Group, Ltd.
3.1.1	**	Certificate of Deposit of Memorandum of Increase of Share Capital dated October 31, 2006.
3.2	**	Bye-laws of OneBeacon Insurance Group, Ltd.
4.1	**	Specimen Class A common share certificate.
4.3	**	Registration Rights Agreement between OneBeacon Insurance Group, Ltd. and White Mountains Insurance Group, Ltd.
10.1	**	Separation Agreement between White Mountains Insurance Group, Ltd. and OneBeacon Insurance Group, Ltd.
10.2.1	**	Existing Investment Management Agreement with White Mountains Advisors LLC (formerly known as OneBeacon Asset Management, Inc.).
10.2.2	**	Side-by-Side Investment Management Agreement between White Mountains Advisors LLC and OneBeacon Insurance Group, Ltd.
10.2.3	**	Investment Management Agreement with White Mountains Advisors LLC, dated as of November 14, 2006.
10.2.4	**	Form of Investment Management Agreement with White Mountains Advisors LLC.
10.3.1	**	Form of Investment Management Agreement with Prospector Partners, LLC.
10.3.2	**	Form of Amendment Number One to Form of Investment Management Agreement with Prospector Partners, LLC.
10.4.1	**
OneBeacon 2007 Long-Term Incentive Plan incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement for the Annual General Meeting of Members filed with the Securities and Exchange Commission on April 15, 2007.
10.4.2	**	First Amendment to OneBeacon 2007 Long-Term Incentive Plan.
10.4.3	*	OneBeacon 2009 Management Incentive Plan.
10.4.4	**	OneBeacon Deferred Compensation Plan.
10.4.5	**	OneBeacon Insurance Group, Ltd. Non-Qualified Stock Option Agreement.

Exhibit No.		Description
10.4.6	**	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2007-2009 Performance Share Grant.
10.4.7	**	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2008-2010 Performance Share Grant.
10.4.8	**	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2009-2011 Performance Share Grant.
10.4.9	**	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2009-2011 Performance Unit Grant.
10.4.10	**	Form of OneBeacon Insurance Group, Ltd. Restricted Stock Unit Award Agreement.
10.5.1	**	Senior Indenture dated as of May 19, 2003, among Fund American Companies, Inc., White Mountains Insurance Group, Ltd. and Bank One, National Association, as Trustee.
10.5.2	**	First Supplemental Indenture dated as of May 19, 2003, among Fund American Companies, Inc., White Mountains Insurance Group, Ltd. and Bank One, National Association, as Trustee.
10.6.1.1	**	Adverse Development Agreement of Reinsurance No. 8888 between Potomac Insurance Company ("PIC") and General Re Corporation dated April 13, 2001.
10.6.1.2	**	Adverse Development Agreement of Reinsurance between CGU Insurance Company (and certain of its affiliates) and PIC dated April 13, 2001.
10.6.2.1	**	Aggregate Loss Portfolio Reinsurance Agreement between PIC and NICO dated March 15, 2001.
10.6.2.2	**	Aggregate Loss Portfolio Reinsurance Agreement between CGU Insurance Company and PIC dated March 15, 2001.
10.8	**	Amended and Restated Certificate of Designation of Series A Preferred Stock of Fund American Companies, Inc.
10.9	*	Consulting Services Agreement by and between Small Army, Inc. and OneBeacon Insurance Company dated as of October 26, 2009.
12.1	*	Statement of Computation of Ratio of Earnings (Loss) to Fixed Charges.
21.1	*	List of Subsidiaries of OneBeacon Insurance Group, Ltd.
23.1	*	Consent of PricewaterhouseCoopers LLP.
24.1	*	Power of Attorney (included on signature page to the Form 10-K).
31.1	*	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	***	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	***	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 26, 2010

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

        IN WITNESS WHEREOF, the undersigned has duly executed these presents this 24th day of February, 2010.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature		Title	Date

/s/ T. MICHAEL MILLER T. Michael Miller		President and Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2010
/s/ PAUL H. MCDONOUGH Paul H. McDonough		Chief Financial Officer (Principal Financial Officer)	February 24, 2010
/s/ ANN MARIE ANDREWS Ann Marie Andrews		Chief Accounting Officer (Principal Accounting Officer)	February 24, 2010
* Lowndes A. Smith		Director	February 24, 2010
* Raymond Barrette		Director	February 24, 2010
* Reid T. Campbell		Director	February 24, 2010
* Morgan W. Davis		Director	February 24, 2010
* David T. Foy		Director	February 24, 2010
* Lois W. Grady		Director	February 24, 2010
* Richard P. Howard		Director	February 24, 2010
* Ira H. Malis		Director	February 24, 2010
* Kent D. Urness		Director	February 24, 2010
*By:	/s/ PAUL H. MCDONOUGH Paul H. McDonough	Attorney-in-fact	February 24, 2010

ONEBEACON INSURANCE GROUP, LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value (amortized cost $2,900.6 and $2,246.4)	$2,994.3	$2,134.8
Short-term investments, at amortized cost (which approximates fair value)	544.4	962.2
Common equity securities, at fair value (cost $176.3 and $284.6)	187.6	276.7
Convertible bonds, at fair value (amortized cost $153.7 and $255.0)	170.2	241.2
Other investments, at fair value (cost $122.8 and $178.6)	146.3	196.6

Total investments	4,042.8	3,811.5
Cash	44.8	53.0
Reinsurance recoverable on unpaid losses	664.1	859.4
Reinsurance recoverable on unpaid losses—Berkshire Hathaway, Inc.	1,528.8	1,643.9
Reinsurance recoverable on paid losses	15.9	21.7
Premiums receivable	469.1	527.6
Securities lending collateral	—	100.7
Deferred acquisition costs	215.0	225.5
Net deferred tax asset	161.1	252.7
Investment income accrued	29.4	25.7
Ceded unearned premiums	49.9	66.5
Accounts receivable on unsettled investment sales	24.2	49.0
Other assets	286.9	303.6

Total assets	$7,532.0	$7,940.8

Liabilities
Loss and LAE reserves	$3,934.8	$4,294.0
Unearned premiums	1,018.3	1,088.2
Debt	620.5	731.9
Securities lending payable	1.7	107.7
Ceded reinsurance payable	24.7	70.5
Accounts payable on unsettled investment purchases	7.6	6.8
Other liabilities	476.3	469.4

Total liabilities	6,083.9	6,768.5
Shareholders' equity and noncontrolling interests
OneBeacon's shareholders' equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,121,050 and 95,094,199 shares)	1,009.7	1,016.7
Retained earnings	425.5	163.4
Accumulated other comprehensive loss, after tax:
Net unrealized foreign currency translation losses	(0.7)	(0.6)
Other comprehensive income and loss items	(5.5)	(24.4)

Total OneBeacon's shareholders' equity	1,429.0	1,155.1
Total noncontrolling interests	19.1	17.2

Total OneBeacon's shareholders' equity and noncontrolling interests	1,448.1	1,172.3

Total liabilities, OneBeacon's shareholders' equity and noncontrolling interests	$7,532.0	$7,940.8

See Notes to Consolidated Financial Statements including Note 17—"Commitments and Contingencies."

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2009	2008	2007
	($ in millions, except per share amounts)
Revenues
Earned premiums	$1,959.5	$1,879.0	$1,873.6
Net investment income	125.5	164.4	208.5
Net realized and unrealized investment gains (losses)	248.6	(763.6)	173.7
Net other revenues	44.7	13.8	17.2

Total revenues	2,378.3	1,293.6	2,273.0

Expenses
Loss and LAE	1,121.9	1,126.2	1,089.8
Policy acquisition expenses	398.3	368.3	318.9
Other underwriting expenses	330.0	290.8	329.4
General and administrative expenses	26.1	18.6	6.1
Accretion of fair value adjustment to loss and LAE reserves	5.4	12.0	16.0
Interest expense on debt	39.7	44.9	45.2
Interest expense—dividends on preferred stock subject to mandatory redemption	—	11.8	29.3
Interest expense—accretion on preferred stock subject to mandatory redemption	—	21.6	36.1

Total expenses	1,921.4	1,894.2	1,870.8

Pre-tax income (loss)	456.9	(600.6)	402.2
Income tax (expense) benefit	(112.8)	219.6	(147.9)

Net income (loss) including noncontrolling interests	344.1	(381.0)	254.3
Less: Net income attributable to noncontrolling interests	(2.1)	(1.7)	(3.7)

Net income (loss) attributable to OneBeacon's shareholders	342.0	(382.7)	250.6
Change in net unrealized gains and losses for investments held	—	—	112.3
Recognition of net unrealized gains and losses for investments sold	—	—	(117.3)
Change in foreign currency translation	(0.1)	(0.3)	0.4
Change in other comprehensive income and loss items	18.9	(25.2)	(1.2)

Comprehensive net income (loss) attributable to OneBeacon's shareholders	$360.8	$(408.2)	$244.8

Earnings (loss) per share attributable to OneBeacon's shareholders—basic and diluted
Net income (loss) attributable to OneBeacon's shareholders	$3.60	$(3.99)	$2.51
Dividends declared and paid per share	$0.84	$2.87	$0.84

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	OneBeacon's Shareholders' Equity
	Common shareholders' equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss), after tax	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2007	$1,777.2	$1,115.9	$474.4	$186.9	$17.8
Adjustment to adopt ASC 740	(0.3)	—	(0.3)	—	—
Net income	250.6	—	250.6	—	3.7
Accrued option expense	1.2	1.2	—	—	—
Issuance of common shares	0.3	0.3	—	—	0.3
Repurchases and retirements of Class A common shares	(33.0)	(33.0)	—	—	—
Dividends	(83.7)	—	(83.7)	—	(0.5)
Other comprehensive income and loss items, after tax:
Change in net unrealized gains and losses on investments	(5.0)	—	—	(5.0)	—
Change in foreign currency translation	0.4	—	—	0.4	—
Change in interest rate swap	(1.1)	—	—	(1.1)	—
Change in additional pension liability	(0.1)	—	—	(0.1)	—

Other comprehensive loss, after tax	(5.8)	—	—	(5.8)	—

Balances at December 31, 2007	$1,906.5	$1,084.4	$641.0	$181.1	$21.3

Adjustment to adopt ASC 825, after tax	—	—	180.6	(180.6)	—
Net (loss) income	(382.7)	—	(382.7)	—	1.7
Accrued option expense	1.1	1.1	—	—	—
Issuance of common shares	—	—	—	—	0.3
Repurchases and retirements of Class A common shares	(68.8)	(68.8)	—	—	—
Dividends	(275.5)	—	(275.5)	—	(0.6)
Contributions	—	—	—	—	1.0
Distributions	—	—	—	—	(6.5)
Other comprehensive income and loss items, after tax:
Change in foreign currency translation	(0.3)	—	—	(0.3)	—
Change in interest rate swap	(5.7)	—	—	(5.7)	—
Change in additional pension liability	(19.5)	—	—	(19.5)	—

Other comprehensive loss, after tax	(25.5)	—	—	(25.5)	—

Balances at December 31, 2008	$1,155.1	$1,016.7	$163.4	$(25.0)	$17.2

Net income	342.0	—	342.0	—	2.1
Accrued option expense	1.1	1.1	—	—	—
Issuance of common shares	0.3	0.3	—	—	0.3
Dividends	(79.9)	—	(79.9)	—	(0.6)
Contributions	—	—	—	—	5.1
Distributions	—	—	—	—	(5.0)
Distribution to White Mountains Insurance Group, Ltd.	(8.4)	(8.4)	—	—	—
Other comprehensive income and loss items, after tax:
Change in foreign currency translation	(0.1)	—	—	(0.1)	—
Change in interest rate swap	6.8	—	—	6.8	—
Change in additional pension liability	12.1	—	—	12.1	—

Other comprehensive income, after tax	18.8	—	—	18.8	—

Balances at December 31, 2009	$1,429.0	$1,009.7	$425.5	$(6.2)	$19.1

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Cash flows from operations:
Net income (loss) including noncontrolling interests	$344.1	$(381.0)	$254.3
Charges (credits) to reconcile net income (loss) to cash flows provided from operations:
Net realized and unrealized investment (gains) losses	(248.6)	763.6	(173.7)
Net realized gains from sales of common stock of subsidiaries	—	(2.1)	(11.3)
Net realized loss on settlement of interest rate swap	7.4	—	—
Net other realized gains	(5.4)	—	—
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	—	11.8	29.3
Deferred income tax expense (benefit)	81.5	(215.5)	42.0
Other operating items:
Net change in loss and LAE reserves	(359.2)	(186.3)	(357.4)
Net change in unearned premiums	(69.9)	82.3	20.7
Net change in ceded reinsurance payable	(45.8)	(9.3)	30.9
Net change in ceded unearned premium	16.6	1.6	(29.9)
Net change in premiums receivable	58.5	(21.4)	(12.1)
Net change in reinsurance recoverable on paid and unpaid losses	316.2	126.4	223.6
Net change in other assets and liabilities	70.0	(126.6)	1.6

Net cash provided from operations	165.4	43.5	18.0

Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	420.0	(635.6)	(22.9)
(Purchases) maturities of short-term held-to-maturity investments	—	(7.1)	33.8
Maturities of fixed maturity investments	498.1	644.3	137.9
Maturities of fixed maturity investments held-to-maturity	—	312.6	—
Sales of fixed maturity investments	715.1	1,018.8	1,948.5
Sales of common equity securities	214.4	498.6	328.0
Sales of convertible bonds	195.3	225.3	241.3
Distributions and redemptions of other investments	68.7	76.6	50.5
Purchases of fixed maturity investments	(1,871.1)	(1,046.0)	(1,836.9)
Purchases of common equity securities	(137.4)	(345.2)	(335.9)
Purchases of convertible bonds	(91.0)	(101.0)	(270.1)
Contributions for other investments	(7.6)	(30.1)	(78.9)
Sales of common stock of subsidiaries, net of sales costs	—	12.0	47.2
Purchase of subsidiary	—	(7.3)	—
Net change in unsettled investment purchases and sales	25.6	25.4	(72.4)
Net acquisitions of property and equipment	(2.0)	(0.8)	(12.2)

Net cash provided from investing activities	28.1	640.5	157.9

Cash flows from financing activities:
Repayment of debt	(42.8)	(2.0)	(2.0)
Settlement of interest rate swap	(7.4)	—	—
Repurchases of debt	(63.2)	(22.3)	—
Cash dividends paid to common shareholders	(79.9)	(275.5)	(83.7)
Distribution to White Mountains Insurance Group, Ltd.	(8.4)	—	—
Repurchases and retirements of Class A common shares	—	(68.8)	(33.0)
Redemption of mandatorily redeemable preferred stock of subsidiaries	—	(300.0)	(20.0)
Dividends paid on mandatorily redeemable preferred stock of subsidiaries	—	(11.8)	(29.3)

Net cash used for financing activities	(201.7)	(680.4)	(168.0)

Net (decrease) increase in cash during year	(8.2)	3.6	7.9
Cash balance at beginning of year	53.0	49.4	41.5

Cash balance at end of year	$44.8	$53.0	$49.4

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

        The accompanying consolidated financial statements include the accounts of OneBeacon Insurance Group, Ltd. (the "Company" or the "Registrant") and its subsidiaries (collectively, "OneBeacon") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an exempted Bermuda limited liability company. The OneBeacon operating companies are U.S.-based property and casualty insurance writers, most of which operate in a multi-company pool. OneBeacon offers a wide range of insurance products and services sold through independent agencies, brokers and managing general agencies. OneBeacon has historically offered a range of specialty, commercial and personal products and services, however, OneBeacon has recently entered into two transactions that will transform it into a specialty lines company. On December 3, 2009, OneBeacon sold the renewal rights to its non-specialty commercial lines business and on February 2, 2010, OneBeacon entered into a definitive agreement to sell its personal lines business. See Note 20 for further discussion.

        OneBeacon was acquired by White Mountains Insurance Group, Ltd. ("White Mountains") from Aviva plc ("Aviva", formerly CGNU) in 2001 (the "OneBeacon Acquisition"). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company's common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2009, White Mountains owned 75.4% of the Company's common shares. Within this report, the term "OneBeacon" is used to refer to one or more entities within the consolidated organization, as the context requires. The Company is a Bermuda exempted limited company with its headquarters located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company's principal executive office is located at 601 Carlson Parkway, Minnetonka, Minnesota 55305, its U.S. headquarters are located at 1 Beacon Lane, Canton, Massachusetts 02021 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.

        OneBeacon's reportable segments are Insurance Operations and Other Operations. OneBeacon's Insurance Operations segment, formerly known as Primary Insurance Operations, includes the results of its insurance operations. OneBeacon currently manages its Insurance Operations segment through a specialty lines underwriting unit and a personal lines underwriting unit, nearly all of which is subject to the personal lines transaction described in Note 20. The Insurance Operations segment also includes run-off business, which primarily consists of non-specialty commercial lines business which is being transferred to The Hanover Insurance Group, as described below, and other run-off business. OneBeacon's Other Operations segment consists of the Company and its intermediate holding companies which include OneBeacon U.S. Enterprises Holdings, Inc., formerly known as Fund American Enterprises Holdings, Inc., and OneBeacon U.S. Holdings, Inc. ("OBH"), formerly known as Fund American Companies, Inc., both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Basis of presentation

Investment Securities

        On January 1, 2008, OneBeacon adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", subsequently codified within Accounting Standards Codification (the "Codification" or "ASC") 825, which allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. The election may also be made for existing financial assets and liabilities at the time of adoption. Unrealized gains and losses on assets or liabilities for which the fair value option has been elected are reported in revenues. Upon adoption, OneBeacon recorded an adjustment of $180.6 million to reclassify net unrealized gains, after tax, and net unrealized foreign currency translation gains, after tax, related to investments from accumulated other comprehensive income to opening retained earnings. The Company believes that making the election results in reporting its investment results on a basis consistent with one of its operating principles, namely to manage investments for total return.

        In accordance with the adoption of the fair value option, OneBeacon classifies its portfolio of fixed maturity investments and common equity securities, including convertible bonds, held for general investment purposes as trading securities. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and unrealized investment gains and losses on trading securities are reported pre-tax in revenues. Prior to adoption of ASC 825, OneBeacon's fixed maturity investments and common equity securities, excluding convertible bonds which are described below, held for general investment purposes, were classified as available-for-sale and reported at fair value. Net unrealized investment gains and losses on available-for-sale securities were reported net, after tax, as a separate component of shareholders' equity. Changes in net unrealized investment gains and losses, after tax, were reported as a component of other comprehensive income.

        OneBeacon owns convertible bonds with embedded derivatives. Prior to adoption of ASC 825, OneBeacon recorded its convertible bonds in accordance with SFAS No. 155, "Accounting for Certain Hybrid Instruments, an amendment to Statements No. 133 and 140", subsequently codified within ASC 815. Under ASC 815, OneBeacon had accounted for the convertible bonds on a fair value basis with changes in fair value recorded through revenues as realized investment gains or losses. ASC 815 eliminated the requirement to bifurcate financial instruments with embedded derivatives if the holder of the instrument elected to account for the entire instrument on a fair value basis with changes in fair value of the entire instrument recorded through income as realized investment gains or losses. At December 31, 2009 and 2008, OneBeacon had $170.2 million and $241.2 million, respectively, of convertible bonds.

        Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2009 and 2008.

        Other investments include hedge funds and private equity funds. Prior to January 1, 2008, changes in OneBeacon's interest in other investments accounted for using the equity method were included in net realized investment gains (losses). Changes in OneBeacon's interest in other investments not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

accounted for under the equity method were reported, net of tax, as a component of shareholders' equity with changes therein reported, after tax, as a component of other comprehensive income or loss. Upon adoption of ASC 825 on January 1, 2008, OneBeacon measures its investments in hedge funds and private equity funds at fair value with changes therein reported in revenues on a pre-tax basis.

        On January 1, 2008, OneBeacon adopted SFAS No. 157, "Fair Value Measurements", subsequently codified as ASC 820. ASC 820 provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an "exit price"). ASC 820 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority ("Level 1"), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities ("Level 2") and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority ("Level 3").

        OneBeacon uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, OneBeacon uses the quoted market prices provided by the outside pricing services to determine fair value. The outside pricing services OneBeacon uses have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable, OneBeacon utilizes fair value estimates based upon other observable inputs including matrix pricing, benchmark interest rates, market comparables and other relevant inputs. In circumstances where observable inputs are adjusted to reflect management's best estimate of fair value, such fair value measurements are considered a lower level measurement in the fair value hierarchy.

        OneBeacon's process to validate the market prices obtained from the outside pricing sources include, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. OneBeacon also periodically performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price.

        Other investments, which are comprised of hedge funds and private equity funds for which the fair value option has been elected, are carried at fair value based upon OneBeacon's proportionate interest in the underlying fund's net asset value, which is deemed to approximate fair value. The fair value of OneBeacon's investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds' underlying investments in accordance with ASC 820. See Note 5.

Securities Lending

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

        In February 2009, OneBeacon amended the terms of the securities lending program to give it more control over the investment of borrowers' collateral and to separate the assets supporting that collateral into a segregated account. In May 2009, OneBeacon instructed the lending agent not to make any additional loans of securities and to recall all of the securities on loan and fund the return of collateral to the borrower. Pursuant to the amendment, (i) the guidelines for the investment of any new cash collateral as well as the reinvestment of cash were narrowed to permit investment in only cash equivalent securities, (ii) OneBeacon has the authority to direct the lending agent to both sell specific collateral securities in the segregated account and to not sell certain collateral securities which the lending agent proposes to sell, and (iii) OneBeacon and the lending agent agreed to manage the securities lending program toward an orderly wind-down. In May 2009, OneBeacon instructed the lending agent not to make any additional loans of securities and to recall all of the securities on loan and fund the return of collateral to the borrower. As of December 31, 2009, $1.7 million in collateral had not been returned to the borrower. As a result of the actions described above, the securities lending assets are no longer segregated and are included within OneBeacon's investment securities.

Cash

        Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statements of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company's consolidated subsidiaries.

Insurance Operations

        OneBeacon accounts for insurance policies that it writes in accordance with SFAS No. 60, "Accounting and Reporting by Insurance Enterprises", subsequently codified within ASC 944. Premiums written are recognized as revenues and are earned ratably over the term of the related policy. Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. AutoOne Insurance ("AutoOne"), which acts as a limited assignment distribution ("LAD") servicing carrier, enters into contractual arrangements with insurance companies to assume private passenger and commercial automobile assigned risk exposures in 21 states and the District of Columbia. AutoOne receives LAD and commercial limited assignment distribution ("CLAD") servicing fees from these other companies for assuming these risks. LAD and CLAD servicing fees are typically a percentage of the total premiums that AutoOne must write to fulfill the obligation of the transferor company. In addition, LAD servicing carriers may choose to write certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

policies voluntarily by taking risks out of the New York Automobile Insurance Plan ("NYAIP"). These policies generate takeout credits which can be "sold" for fees ("takeout fees") to other carriers. These other carriers in turn can use such credits to reduce their obligations to write assigned risk business. AutoOne's LAD and CLAD servicing and takeout fees are recorded as written premium when billed and are earned ratably over the term of the related policy to which the fee relates. Fees charged on installment premiums are recorded as a reduction to other underwriting expenses.

        Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of business. These costs are deferred and amortized over the applicable premium recognition period as policy acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses ("LAE"), unamortized acquisition costs, and maintenance costs exceeds related unearned premiums. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. During the year ended December 31, 2009, OneBeacon recorded a deficiency of $0.8 million related to AutoOne as a reduction to its unamortized deferred acquisition costs asset. For the years ended December 31, 2008 and 2007, no deferred acquisition costs were charged to expense based on the determination of a premium deficiency.

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

        OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on various assumptions including consideration of when the claims will be settled (5.3% and 5.5% at December 31, 2009 and 2008, respectively). As of December 31, 2009 and 2008, the discount on OneBeacon's workers compensation loss and LAE reserves amounted to $127.0 million and $142.1 million, respectively.

        In connection with purchase accounting for the OneBeacon Acquisition, OneBeacon was required to adjust to fair value its loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on the acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. See Note 3.

        OneBeacon's insurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. The majority of such reinsurance contracts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

are executed through excess of loss treaties and catastrophe contracts under which the reinsurer indemnifies for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. OneBeacon has also entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are covered on a pro rata basis. The amount of each risk ceded by OneBeacon is subject to maximum limits which vary by line of business and type of coverage. Amounts related to reinsurance contracts are recorded in accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" and Emerging Issues Task Force ("EITF") Topic No. D-54, both subsequently codified within ASC 944, as applicable.

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

        Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded to other companies are reported as a reduction of premiums written. Expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly. Funds held by ceding companies represent amounts due to OneBeacon in connection with certain assumed reinsurance agreements in which the ceding company retains a portion of the premium to provide security against future loss payments. The funds held by ceding companies are generally invested by the ceding company and interest is credited to OneBeacon and recognized as investment income. Funds held under reinsurance treaties represent contractual payments due to the reinsurer that OneBeacon has retained to secure obligations of the reinsurer. Such amounts are recorded as liabilities in the consolidated financial statements.

Accounting for Mandatory Shared Market Mechanisms

        As a condition to its licenses to do business in certain states, OneBeacon's insurance operations must participate in various mandatory shared market mechanisms commonly referred to as "residual" or "involuntary" markets. These markets generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. Each state dictates the levels of insurance coverage that are mandatorily assigned to participating insurers within these markets. The total amount of such business an insurer must accept in a particular state is generally based on that insurer's market share of voluntary business written within that state. In certain cases, OneBeacon is obligated to write business from shared market mechanisms at a future date based on its historical market share of all voluntary policies written within that state. Involuntary business generated from mandatory shared market mechanisms, which may be treated as assumed reinsurance depending on the structure of the mechanism, is accounted for in accordance with ASC 944.

        OneBeacon's market assignments are typically required to be written in the current period, although, in certain cases OneBeacon is required to accept policy assignments at a future date. OneBeacon's residual market assignments to be written in the future primarily relate to private passenger automobile assigned risk exposures within the State of New York where certain of OneBeacon's insurance subsidiaries write voluntary automobile insurance. The share of involuntary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

written premium for policies assigned by the NYAIP to a particular insurer in a given year is based on the proportion of the total voluntary writings in New York two years prior. Anticipated losses associated with future market assignments are recognized in accordance with SFAS No. 5, "Accounting for Contingencies", subsequently codified within ASC 450, when the amount of such anticipated losses is determined to be probable and can be reasonably estimated.

Accounting for Insurance Related Assessments

        Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance Related Assessments", subsequently codified within ASC 405, OneBeacon's insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary's policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated.

Deferred Software Costs

        OneBeacon capitalizes costs related to computer software developed for internal use during the application development stage of software development projects in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", subsequently codified within ASC 350. These costs generally consist of certain external, payroll and payroll related costs. OneBeacon begins amortization of these costs once the project is completed and ready for its intended use. Amortization is on a straight line basis and over a useful life of three to five years. At December 31, 2009 and 2008, OneBeacon had deferred software costs of $18.6 million and $22.1 million, respectively.

Federal and Foreign Income Taxes

        The majority of the Company's subsidiaries file consolidated tax returns in the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.

        Deferred tax assets and liabilities are recorded when a difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes exists, and for other temporary differences as defined by SFAS No. 109, "Accounting for Income Taxes", subsequently codified as ASC 740. The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses. The deferred tax asset is recognized when it is more likely than not that it will be realized.

Foreign Currency Exchange

        The U.S. dollar is the functional currency for all of OneBeacon's businesses. OneBeacon is subject to foreign currency fluctuations primarily associated with its foreign investment securities. Assets recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Prior to the adoption of ASC 825, net foreign exchange gains and losses arising from the translation were generally reported in shareholders' equity, in accumulated other comprehensive income or loss, net of tax. Upon adoption of ASC 825, net foreign exchange gains and losses arising

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

from the translation are generally reported in revenues in change in net unrealized investment gains and losses, a component of net realized and unrealized investment gains (losses).

Cash Flow Hedge

        Contemporaneously with entering into a variable rate mortgage note during 2005, as further described in Note 6, OneBeacon entered into an interest rate swap agreement under which it paid a fixed rate and received a variable rate to hedge its exposure to interest rate fluctuations. The notional amount of the swap was equal to the outstanding principal of the mortgage note it hedged and was adjusted at the same time as the mortgage note principal changed for drawdowns and repayments. The underlying index used to determine the variable interest paid under the swap was the same as that used for OneBeacon's variable rate mortgage note. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently codified as ASC 815, OneBeacon accounted for the swap as a cash flow hedge and recorded the interest rate swap at fair value on the balance sheet in other assets or other liabilities depending on the value as of the balance sheet date. Changes in the fair value of the interest rate swap were reported as a component of other comprehensive income or loss. For the years ended December 31, 2009, 2008 and 2007, no gains or losses were charged through the statements of operations due to hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. OneBeacon settled the interest rate swap at the time that it repaid the outstanding balance on the mortgage note. See Note 6.

Variable Interest Entities

        OneBeacon records the reciprocal insurance exchanges ("reciprocals"), as defined in Note 14, in accordance with FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46R"), subsequently codified as ASC 810. ASC 810 addresses consolidation issues surrounding special purpose entities and certain other entities, collectively termed variable interest entities ("VIE"), to which previous accounting guidance on consolidation does not apply. A VIE is an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under ASC 810, the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. The primary beneficiary is an entity that has a variable interest that will absorb the majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. See Note 14.

Mandatorily Redeemable Preferred Stock

        OneBeacon had two classes of mandatorily redeemable preferred stock which were considered noncontrolling interests and had been recorded as liabilities at their historical carrying values in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liability and Equity", subsequently codified within ASC 480. Dividends and accretion on OneBeacon's mandatorily redeemable preferred stock were recorded as interest expense. See Note 10.

Defined Benefit Plans

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to Statements No. 87, 88, 106 and 132R", subsequently codified within ASC 715. An employer that sponsors a defined benefit plan is required to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation (for defined benefit pension plans) or the accumulated benefit obligation (for other postretirement benefit plans) in its statement of financial position. The Statement also requires recognition of amounts previously deferred and amortized under SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", both subsequently codified within ASC 715, in other comprehensive income in the period in which they occur. Under ASC 715, plan assets and obligations must be measured as of the fiscal year end. See Note 8.

Recently Adopted Changes in Accounting Principles

Accounting Standards Codification

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" which establishes the FASB Codification as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP. Subsequently codified as ASC 105, the Codification is effective for interim and annual periods ending after September 15, 2009. All existing non-Securities and Exchange Commission ("SEC") accounting and reporting were superseded by the Codification. OneBeacon adopted the Codification for the interim period ending September 30, 2009. Adoption had no effect on OneBeacon's accounting policies or financial statement presentation. The Codification did change the basis for reference to authoritative GAAP guidance, and, accordingly, OneBeacon's note disclosures reflect the references under Codification. New accounting guidance is issued by the FASB in the form of Accounting Standard Updates ("ASUs"). Accounting guidance that became effective prior to the adoption of Codification has been described below using the original FASB reference with a reference to the principal Codification topic into which the guidance has been incorporated.

Business Combinations and Noncontrolling Interests

        On January 1, 2009, OneBeacon adopted SFAS No. 141 (Revised 2007), "Business Combinations—A Replacement of FASB Statement No. 141", subsequently codified as ASC 805, and SFAS No. 160, "Noncontrolling Interests—an amendment to ARB 51", subsequently codified within ASC 810.

        ASC 805 requires the acquiring company to recognize the fair value of all assets acquired and liabilities assumed at their fair values at the acquisition date, with certain exceptions including income taxes which will continue to be accounted for under ASC 740. This represents a basic change in approach from the old cost allocation method used prior to the revision. In addition, ASC 805 changes the accounting for step acquisitions since it requires recognition of all assets acquired and liabilities assumed, regardless of the acquirer's percentage of ownership in the acquiree. This means that the acquirer will measure and recognize all of the assets, liabilities and goodwill, not just the acquirer's share. Assets and liabilities arising from contractual contingencies are to be recognized at the acquisition date, at fair value. Non-contractual contingencies are to be recognized when it is more likely than not that they meet the Statement of Financial Accounting Concepts No. 6, "Elements of Financial Statements (A Replacement of FASB Concepts Statement No. 3—Incorporating an Amendment of FASB Concepts Statement No. 2)" criteria for an asset or liability. Previously, recognition of preacquisition contingencies was deferred until the criteria in ASC 450 had been met. Changes in the amount of deferred taxes arising from a business combination are to be recognized in either income or through a change in contributed capital, depending on the circumstances. Previously under ASC 740,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

such changes were recognized through goodwill. Acquisition related costs, such as legal fees and due diligence costs would be expensed and would not be recognized as part of goodwill. The classification of insurance and reinsurance contracts is re-evaluated at the acquisition date only if their terms were changed in connection with the acquisition. ASC 805 applies prospectively to business combinations effective January 1, 2009. ASC 805 did not impact OneBeacon's previous transactions involving purchase accounting.

        ASC 810 requires all companies to account for noncontrolling interests (formerly referred to as "minority interests") in subsidiaries as equity, clearly identified and presented separately from parent company equity. Once a controlling interest has been acquired, any subsequent acquisitions or dispositions of noncontrolling interests that do not result in a change of control are to be accounted for as equity transactions. Assets and liabilities acquired are measured at fair value only once; at the original acquisition date, i.e., the date at which the acquirer gained control. When a subsidiary is deconsolidated, any retained noncontrolling equity investment is to be measured at fair value with the gain or loss on the deconsolidation being measured using fair value rather than the carrying amount of the retained ownership interest. The recognition and measurement requirements of ASC 810 apply prospectively upon adoption; the presentation and disclosure requirements must be retrospectively applied. Accordingly, upon adoption of ASC 810, OneBeacon has changed the presentation of its financial statements for prior periods to conform to the required presentation as follows: noncontrolling interests are presented on the balance sheets within equity, separate from OneBeacon's shareholders' equity; the portion of net income and comprehensive income attributable to OneBeacon's common shareholders and the noncontrolling interests are presented separately on the consolidated statements of operations and comprehensive income (loss); and the consolidated statements of shareholders' equity include a reconciliation of the noncontrolling interests from the beginning to the end of each reporting period.

Derivatives and Hedging Activities

        On January 1, 2009, OneBeacon adopted SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133", subsequently codified within ASC 815. Under ASC 815, companies that use derivatives must disclose the following: objectives and strategies for using derivative instruments in terms of underlying risk and accounting designation; the fair values of derivative instruments and their gains and losses in a tabular format; and information about credit-risk-related contingent features. The adoption had no impact on OneBeacon's financial position or results of operations. See Note 6 for disclosures related to OneBeacon's interest rate swap.

Participating Securities Granted in Share-Based Payment Transactions

        On January 1, 2009, OneBeacon adopted FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities", subsequently codified within ASC 260, which addresses whether instruments granted in share-based payment transactions should be considered participating securities prior to vesting. Under ASC 260, instruments that hold unforfeitable rights to dividends or dividend equivalents, regardless of whether paid or unpaid, should be considered participating securities and accordingly should be included in the calculation of earnings per share under the two-class method instead of the treasury stock method. Unvested restricted stock issued under employee incentive compensation plans containing such dividend participation features would be considered participating securities. None of OneBeacon's share-based payment transactions include participating securities. The adoption did not impact OneBeacon's earnings per share calculation. See Note 18 for the calculation of earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

        On January 1, 2009, OneBeacon adopted FSP FAS 157-2, "Effective Date of FASB Statement No. 157", subsequently codified within ASC 820. Fair value measurement under ASC 820 was delayed for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. OneBeacon adopted ASC 820 for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) as of January 1, 2008 with respect to its investments securities. Refer to Note 5 for the required disclosures related to investment securities. The adoption of ASC 820 with regard to nonfinancial assets and nonfinancial liabilities had no impact on OneBeacon's financial position or results of operations.

Other-Than-Temporary Impairments

        On June 30, 2009, OneBeacon adopted FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", subsequently codified within ASC 320, which amends the guidance for other-than temporary impairments for debt securities classified as held-to-maturity or available-for-sale. ASC 320 requires that in evaluating if an impairment of a debt security is other-than-temporary, the entity is to assess whether it has the intent to sell the security or if it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered to be impaired. The portion of the impairment loss related to a credit loss is to be recognized in earnings. The portion of the impairment loss related to factors other than credit loss is recognized in other comprehensive income. Upon adoption, a cumulative effect adjustment to the opening balance of retained earnings shall be recorded with a corresponding adjustment to accumulated other comprehensive income.

        OneBeacon accounts for its investments in debt securities under ASC 825, and accordingly, all changes in the fair value of its debt securities are recognized in revenues regardless of whether or not such changes in fair value represent a temporary or other-than-temporary decline in value. Accordingly, the adoption of ASC 320 had no effect on OneBeacon's method of accounting for its portfolio of investment securities.

Determining Fair Values in an Inactive Market and Distressed Transactions

        On June 30, 2009, OneBeacon adopted FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", subsequently codified within ASC 820. ASC 820 provides guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. Factors to consider include few recent transactions, price quotations that are not based on current information or which vary substantially over time or among market makers, a significant increase in implied liquidity risk premiums, yields, or performance indicators, a wide bid-ask spread, a significant decline or absence of a market for new issuances or limited information released publicly. A reporting entity should evaluate whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal activity for the asset or liability or similar assets or liabilities. If the reporting entity concludes that there has been a significant decrease in the volume and level of activity, transactions or quoted prices may not be determinative of fair value. Further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

quoted prices may be necessary to estimate fair value which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. In addition, ASC 820 expands interim disclosures to require a description of the inputs and valuation techniques used to estimate fair value and a discussion of changes during the period. The adoption of ASC 820 had no material impact on OneBeacon's financial position or results of operations.

Interim Fair Value Disclosures

        On June 30, 2009, OneBeacon adopted FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"), subsequently codified within ASC 825, which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", subsequently codified within ASC 820, and Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting", subsequently codified as ASC 270. Under ASC 825, a publicly traded company shall disclose in the body or the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for its annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value. An entity shall also disclose the method(s) and significant assumptions used to estimate the fair value of the financial instruments and any changes in the method(s) and significant assumptions, if any, during the period. OneBeacon carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rated, long-term indebtedness. See Note 15 for required disclosures.

Subsequent Events

        On June 30, 2009, OneBeacon adopted SFAS No. 165, "Subsequent Events", subsequently codified within ASC 855, which establishes principles and requirements for subsequent events. ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. Subsequent events that provide additional evidence about conditions that existed at the balance sheet date are to be recognized in the financial statements. Subsequent events that are conditions that arose after the balance sheet date but prior to the issuance of the financial statements are not recognized in the financial statements, but should be disclosed if failure to do so would render the financial statements misleading. ASC 855 requires disclosure of the date through which subsequent events have been evaluated. For subsequent events not recognized, disclosures should include a description of the nature of the event and either an estimate of its financial effect or a statement that such an estimate cannot be made. The adoption of ASC 855 had no impact on the recognition or disclosure of subsequent events. OneBeacon evaluates subsequent events up to the date it files its Annual Report on Form 10-K with the SEC. See Note 20 for additional disclosures.

Disclosures about Postretirement Benefit Plan Assets

        On December 31, 2009, OneBeacon adopted FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets", subsequently codified within ASC 715, which requires additional disclosures regarding plan assets of a defined benefit pension or other postretirement plan. The disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The adoption of ASC 715 had no impact on OneBeacon's financial position or results of operations. See Note 8 for required disclosures.

Measuring Liabilities at Fair Value

        On December 31, 2009, OneBeacon adopted ASU 2009-05, "Measuring Liabilities at Fair Value", which amends the guidance for measuring the fair value for liabilities. The ASU provides additional guidance for circumstances where a quoted price in an active market for an identical liability is not available. The ASU permits use of the quoted price for an identical liability when traded as an asset or quoted prices for similar liabilities when traded as an asset. The ASU also notes that valuation techniques consistent with the fair value principles of ASC 820 may be used, including a present value technique or market approach based on the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into an identical liability at the measurement date. OneBeacon has liabilities recorded at fair value in accordance with ASC 820 and included in other liabilities. These liabilities relate to securities that have been sold short by a limited partnership that OneBeacon invests in and is required to consolidate in accordance with GAAP. The adoption of ASU 2009-05 had no material impact on OneBeacon's financial position or results of operations.

Alternative Investments

        On December 31, 2009, OneBeacon adopted ASU 2009-12, "Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)." Alternative investments include ownership interests in hedge funds and private equity funds, which OneBeacon includes in other investments. Under the ASU, the fair value of an alternative investment may be estimated based on net asset value per share ("NAV") as reported by the investee, subject to certain requirements. The investee must calculate its NAV in accordance with the measurement principles of ASC 946 (U.S. GAAP for Investment Companies), meaning that the investee's underlying investments have been measured at fair value. In addition, in circumstances where the investor intends to sell the investment for an amount that differs from the NAV, NAV may not be used to estimate fair value. The ASU also expands required disclosures, including requiring the amount of unfunded commitments, a description of the terms and conditions upon which the investor may redeem investments, the circumstances in which an otherwise redeemable investment might not be redeemable (for instance, investment that is subject to a lockup period) as well as an estimate of when the restriction will lapse and, in circumstances where the investment cannot be redeemed but the investor receives distributions through the liquidation of the underlying assets, an estimate of the period of time over which the underlying assets are expected to be liquidated. The adoption of ASU 2009-12 had no material impact on OneBeacon's financial position or results of operations. See Note 5 for required disclosures.

Recent Accounting Pronouncements

Transfers of Financial Assets and Amendments to FIN 46R

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets" and SFAS No. 167, "Amendments to FIN46(R)", subsequently codified within ASC 860 and ASC 810, respectively. ASC 860 eliminates the concept of a qualifying special-purpose entity ("QSPE") and accordingly, any existing QSPE must be evaluated for consolidation upon adoption. Under ASC 860,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

the appropriateness of derecognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets. The evaluation must consider any continuing involvement by the transferor. OneBeacon does not have any entities that were considered a QSPE under guidance prior to ASC 860. ASC 810 amends FIN 46R to clarify the application of consolidation accounting for entities for which the controlling financial interest might not be solely identified through voting rights. The guidance under ASC 810 still requires a reporting entity to perform an analysis to determine if its variable interests give it a controlling financial interest in a VIE. The analysis required identifies the primary beneficiary of a VIE as the entity having both of the following:

  •
  The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance; and

  •
  The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

        In addition, a reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity's economic performance. The concept of a reconsideration event is retained and an ongoing reassessment of whether a reporting entity is the primary beneficiary of a VIE is required. Specifically, the list of reconsideration events includes a change in facts and circumstances where the holders of an equity investment at risk as a group lose the power from voting or similar rights to direct the activities of the entity that most significantly affect the entity's economic performance. In addition, a troubled debt-restructuring is now defined as a reconsideration event. Both statements expand required disclosures and are effective as of the beginning of the first annual reporting period that begins after November 15, 2009. OneBeacon is currently evaluating the potential impact of adopting ASC 860 and ASC 810.

NOTE 2. Acquisitions and Dispositions

        On December 3, 2009, OneBeacon sold the renewal rights to approximately $490 million in premiums from its non-specialty commercial lines business to The Hanover Insurance Group ("The Hanover"). The transaction includes small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the "Commercial Lines Transaction"). As consideration for the Commercial Lines Transaction, OneBeacon received $23.2 million, reflected in net other revenues.

        During the year ended December 31, 2009, there were no acquisitions.

        During the fourth quarter of 2008, OneBeacon sold one of its inactive licensed subsidiaries, Farmers and Merchants Insurance Company, to Pride Holdings LLC for $7.8 million in cash and recorded a pre-tax gain of $1.1 million through net other revenues.

        During the third quarter of 2008, OneBeacon acquired Entertainment Brokers International Insurance Services ("EBI"), an insurance agency specializing in the entertainment, sports and leisure industries, for $8.0 million. In connection with the purchase of EBI, which was accounted for as an acquisition under the purchase method of accounting in accordance with GAAP at the time of the acquisition, OneBeacon recorded the identifiable assets and liabilities of EBI at their fair value at the acquisition date. Significant assets and liabilities acquired include premiums and commissions receivable of $16.6 million and premiums and commissions payable of $16.1 million. After allocating the purchase price to identifiable tangible assets and liabilities, OneBeacon also recorded an adjustment to allocate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. Acquisitions and Dispositions (Continued)

the remaining acquisition cost to an intangible asset of $9.5 million which represents the value of business in force at the acquisition date. The amortization associated with the intangible asset will be amortized over a 10-year period in proportion to the timing of the discounted cash flows used to value the business. During the year ended December 31, 2009, no amortization was recognized.

        During the first quarter of 2008, OneBeacon sold one of its inactive licensed subsidiaries, Midwestern Insurance Company, to National Guaranty Insurance Company for $4.2 million in cash and recorded a pre-tax gain of $1.0 million through net other revenues.

        During the third quarter of 2007, OneBeacon sold one of its inactive licensed subsidiaries, American Employers' Insurance Company to Sparta Insurance Holdings, Inc. for $47.7 million in cash and recorded a pre-tax gain of $11.3 million through net other revenues.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Reserves for Unpaid Loss and LAE (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Reserves for Unpaid Loss and LAE (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Reserves for Unpaid Loss and LAE (Continued)

Loss and LAE reserve summary

        The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Gross beginning balance	$4,294.0	$4,480.3	$4,837.7
Less beginning reinsurance recoverable on unpaid losses	(2,503.3)	(2,629.5)	(2,842.6)

Net loss and LAE reserves	1,790.7	1,850.8	1,995.1
Loss and LAE incurred relating to:
Current year losses	1,205.3	1,188.2	1,138.1
Prior year losses	(83.4)	(62.0)	(48.3)

Total incurred loss and LAE	1,121.9	1,126.2	1,089.8
Accretion of fair value adjustment to net loss and LAE reserves	5.4	12.0	16.0
Loss and LAE paid relating to:
Current year losses	(499.3)	(495.1)	(527.1)
Prior year losses	(676.8)	(703.2)	(723.0)

Total loss and LAE payments	(1,176.1)	(1,198.3)	(1,250.1)

Net ending balance	1,741.9	1,790.7	1,850.8
Plus ending reinsurance recoverable on unpaid losses	2,192.9	2,503.3	2,629.5

Gross ending balance	$3,934.8	$4,294.0	$4,480.3

Loss and LAE development—2009

        In 2009, OneBeacon experienced $83.4 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses. The favorable non-catastrophe loss reserve development was primarily related to professional liability lines, commercial package business and other general liability lines partially offset by adverse loss reserve development at AutoOne.

        Specifically, at December 31, 2008, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which is included in the general liability line of business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during 2009, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. The impact of this revised estimate was a decrease to professional liability reserves of $60.0 million.

        At December 31, 2008, management had estimated that future payments from personal injury protection ("PIP") litigation from OneBeacon's AutoOne business would be approximately $7.8 million. During 2009, the legal expenses related to this litigation were higher than expected. As a result, management increased estimates of all accident years for AutoOne. The total increase in estimate was $33.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Reserves for Unpaid Loss and LAE (Continued)

        At December 31, 2008, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $173.9 million, or approximately 85% of case reserves of $204.9 million for 2002 and subsequent accident years. During 2009, case incurred loss and allocated LAE ("ALAE") was $36.8 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2009, the IBNR was determined to be $95.4 million, or approximately 73% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $42.6 million.

        At December 31, 2008, based on actuarial techniques described above, management estimated that IBNR related to general liability occurrence was $93.9 million, or approximately 275% of case reserves of $34.2 million for 2002 and subsequent accident years. During 2009, case incurred loss and ALAE was $15.6 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2009, the IBNR was determined to be $61.6 million, or approximately 214% of the remaining case reserves. The impact of this revised estimate was a decrease to general liability occurrence reserves of $14.1 million.

        In addition to the development described for the lines of business above, management also recorded changes in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2009 that essentially offset. The change in IBNR for each other line of business was not individually significant.

Loss and LAE development—2008

        In 2008, OneBeacon experienced $62.0 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses. The favorable non-catastrophe loss reserve development was primarily related to professional liability lines and commercial package business lines partially offset by adverse loss reserve development at AutoOne and in legacy run-off.

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

        At December 31, 2007, management had estimated that future payments from PIP litigation from OneBeacon's NYAIP business would be approximately $14.0 million. During 2008, the legal expenses related to this litigation were higher than expected as the 2002 accident year neared conclusion. As a result, management increased estimates of all accident years for NYAIP and other similar business in New York. The total increase in estimate was $10.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Reserves for Unpaid Loss and LAE (Continued)

        At December 31, 2007, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $137.0 million, or approximately 64% of case reserves of $212.8 million for 2002 and subsequent accident years. During 2008, case incurred loss and ALAE was $16.2 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during 2008, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2008, the IBNR was determined to be $86.9 million, or approximately 64% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $33.8 million.

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

Loss and LAE development—2007

        In 2007, OneBeacon experienced $48.3 million of favorable loss reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily related to lower than expected frequency for professional liability lines and lower than expected severity for personal automobile liability, partially offset by adverse loss reserve development for multiple peril and workers compensation, primarily for accident years 2001 and prior.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Reserves for Unpaid Loss and LAE (Continued)

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

Fair value adjustment

        In connection with purchase accounting for the OneBeacon Acquisition, OneBeacon was required to adjust to fair value OneBeacon's loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, OneBeacon recognized $5.4 million, $12.0 million and $16.0 million of such charges, recorded as accretion of fair value adjustment to loss and LAE reserves in the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the outstanding pre-tax unaccreted adjustment was $0.

        The fair values of OneBeacon's loss and LAE reserves and related reinsurance recoverables acquired on June 1, 2001 were based on the present value of their expected cash flows with consideration for the uncertainty inherent in both the timing of, and the ultimate amount of, future payments for losses and receipts of amounts recoverable from reinsurers. In estimating fair value, management adjusted the nominal loss reserves of OneBeacon (net of the effects of reinsurance obtained from the NICO Cover, as defined below, and the GRC Cover, as defined in Note 4) and discounted them to their present value using an applicable risk-free discount rate. The series of future cash flows related to such loss payments and reinsurance recoveries were developed using OneBeacon's historical loss data. The resulting discount was reduced by the "price" for bearing the uncertainty inherent in OneBeacon's net loss reserves in order to estimate fair value. This was approximately 11% of the present value of the expected underlying cash flows of the loss reserves and reinsurance recoverables of OneBeacon, which is believed to be reflective of the cost OneBeacon would incur if it had attempted to reinsure the full amount of its net loss and LAE reserves with a third party reinsurer.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Reserves for Unpaid Loss and LAE (Continued)

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

        In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase a reinsurance contract with National Indemnity Company ("NICO") under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures (the "NICO Cover"). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon's third party reinsurers in existence at the time the NICO Cover was executed ("Third Party Recoverables"). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement with OneBeacon. Third Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 46% of A&E losses have been recovered under the historical third party reinsurance.

        In September 2008, OneBeacon completed a study of its A&E exposures. This study considered, among other items, (i) facts, such as policy limits, deductibles and available third party reinsurance, related to reported claims; (ii) current law; (iii) past and projected claim activity and past settlement values for similar claims; (iv) industry studies and events, such as recent settlements and asbestos-related bankruptcies; and (v) collectibility of third party reinsurance. Based on the study, OneBeacon increased its best estimate of its incurred losses ceded to NICO, net of underlying reinsurance, by $83.4 million to $2.2 billion, which is within the $2.5 billion coverage provided by the NICO Cover. The increase in the estimate of incurred A&E losses was principally driven by raised projections for claims related to asbestos. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

        As noted above, OneBeacon estimates that on an incurred basis it has used approximately $2.2 billion of the coverage provided by NICO at December 31, 2009. Since entering into the NICO Cover, approximately 4% of the $2.2 billion of utilized coverage relates to uncollectible Third Party Recoverables and settlements on Third Party Recoverables through December 31, 2009. Net losses paid totaled approximately $1.2 billion as of December 31, 2009, with $118.0 million paid in 2009. Asbestos payments during 2009 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential federal asbestos legislation. To the extent that actual experience differs from OneBeacon's estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $320.2 million of protection remaining under the NICO Cover at December 31, 2009.

        OneBeacon's reserves for A&E losses at December 31, 2009 represent management's best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean up cost increases and industry settlement practices, limit OneBeacon's ability to accurately estimate ultimate liability and OneBeacon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Reserves for Unpaid Loss and LAE (Continued)

may be subject to A&E losses beyond currently estimated amounts. In addition, OneBeacon remains liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. OneBeacon cannot reasonably estimate at the present time loss reserve additions arising from any such future adverse loss reserve developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such adverse loss reserve developments.

        The following tables summarize reported A&E loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon for the years ended December 31, 2009, 2008 and 2007, respectively.

	Year ended December 31,
	2009			2008			2007
	Gross	Pre- NICO Net(1)	Net	Gross	Pre- NICO Net(1)	Net	Gross	Pre- NICO Net(1)	Net
	($ in millions)
Asbestos:
Beginning balance	$1,098.4	$741.5	$6.5	$1,155.9	$699.7	$7.2	$1,227.6	$766.6	$6.8
Incurred loss and LAE	1.0	—	—	37.8	114.5	—	14.7	—	—
Paid loss and LAE	(113.8)	(52.7)	—	(95.3)	(72.7)	(0.7)	(86.4)	(66.9)	0.4

Ending balance	$985.6	$688.8	$6.5	$1,098.4	$741.5	$6.5	$1,155.9	$699.7	$7.2

Environmental:
Beginning balance	$470.3	$261.2	$5.5	$577.1	$342.5	$6.0	$678.0	$394.6	$10.6
Incurred loss and LAE	4.9	5.0	5.0	(74.3)	(56.2)	2.6	(18.3)	—	—
Paid loss and LAE	(124.5)	(47.6)	(2.9)	(32.5)	(25.1)	(3.1)	(82.6)	(52.1)	(4.6)

Ending balance	$350.7	$218.6	$7.6	$470.3	$261.2	$5.5	$577.1	$342.5	$6.0

Total asbestos and environmental:
Beginning balance	$1,568.7	$1,002.7	$12.0	$1,733.0	$1,042.2	$13.2	$1,905.6	$1,161.2	$17.4
Incurred loss and LAE	5.9	5.0	5.0	(36.5)	58.3	2.6	(3.6)	—	—
Paid loss and LAE	(238.3)	(100.3)	(2.9)	(127.8)	(97.8)	(3.8)	(169.0)	(119.0)	(4.2)

Ending balance	$1,336.3	$907.4	$14.1	$1,568.7	$1,002.7	$12.0	$1,733.0	$1,042.2	$13.2

(1)
Represents A&E reserve activity, net of third party reinsurance, but prior to the NICO Cover.

NOTE 4. Reinsurance

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Reinsurance (Continued)

on OneBeacon's insurance subsidiaries' written and earned premiums and on loss and LAE were as follows:

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Written premiums:
Direct(1)(2)	$2,061.3	$2,154.0	$2,041.3
Assumed	58.6	60.0	50.6
Ceded(1)(2)	(213.2)	(250.9)	(227.5)

Net written premiums	$1,906.7	$1,963.1	$1,864.4

Earned premiums:
Direct	$2,122.4	$2,078.0	$2,017.3
Assumed	66.8	53.6	54.7
Ceded	(229.7)	(252.6)	(198.4)

Net earned premiums	$1,959.5	$1,879.0	$1,873.6

Loss and LAE:
Direct	$1,137.3	$1,262.1	$1,172.0
Assumed	40.8	34.2	(11.1)
Ceded	(56.2)	(170.1)	(71.1)

Net loss and LAE	$1,121.9	$1,126.2	$1,089.8

(1)
Includes policies written for Agri, a division of OneBeacon that provided commercial farm and ranch and commercial agricultural insurance products, on a direct basis which were then ceded 100% to QBE Insurance Group, Ltd. as a result of the sale of the renewal rights of the Agri business on September 29, 2006.

(2)
Includes policies written under a quota share agreement with a group of reinsurers to cede 30% of written premiums from OneBeacon's Northeast homeowners business effective January 1, 2009, as described below.

        In the normal course of its business, OneBeacon purchases reinsurance from high-quality, highly rated third party reinsurers in order to minimize loss from large risks or catastrophic events.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Reinsurance (Continued)

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

        In December 2007, the United States government extended the Terrorism Risk Insurance Act (the "Terrorism Act" or "TRIA") for seven more years until December 31, 2014. The Terrorism Act, originally enacted in 2002, established a federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry's aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year's direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this "back-stop," primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

        OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $177 million in 2010. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon's or the industry's retention levels in 2010, up to a total of $100 billion.

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

        Effective January 1, 2009, OneBeacon entered into a quota share agreement with a group of reinsurers to cede 30% of written premiums from OneBeacon's Northeast homeowners business written through OneBeacon Insurance Company ("OBIC") and its subsidiary companies, along with Adirondack Insurance Exchange ("Adirondack Insurance") and New Jersey Skylands Insurance Association in New York and New Jersey, respectively. The program provides supplemental protection to previously established reinsurance. During the year ended December 31, 2009, OneBeacon ceded $59.9 million of written premiums under this quota share agreement. Effective January 1, 2010, OneBeacon renewed the quota share agreement.

        OneBeacon's property catastrophe reinsurance program does not cover personal or commercial property losses resulting from nuclear events or biological, chemical or radiological terrorist attacks or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Reinsurance (Continued)

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

        OneBeacon also maintains a casualty reinsurance program that provides protection for individual risk or catastrophe losses involving workers compensation, general liability, automobile liability, professional liability or umbrella liability in excess of $6 million up to $81 million. Corporate accident losses are covered up to $95 million excess of $35 million. This program provides coverage for terrorism losses but does not provide coverage for losses resulting from nuclear, biological, chemical or radiological terrorist attacks.

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

        Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table provides a listing of OneBeacon's top reinsurers for its insurance operations, excluding industry pools and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Reinsurance (Continued)

associations and affiliates of OneBeacon, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer's A.M. Best Company, Inc. ("A.M. Best") ratings.

($ in millions)	Balance at December 31, 2009	% of total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation(2)	$1,849.0	77%	A++
Tokio Marine and Nichido Fire(3)	75.8	3%	A++
Munich Reinsurance America	41.1	2%	A+
QBE Insurance Corporation	36.0	2%	A
Swiss Re Group	19.0	1%	A

(1)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of fifteen financial strength ratings), "A+" (Superior, which is the second highest of fifteen financial strength ratings) and "A" (Excellent, which is the third highest of fifteen financial strength ratings).

(2)
Includes $320.2 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers. OneBeacon also has an additional $133.9 million of Third Party Recoverables from various reinsurers, the majority of which are rated "A" or better by A.M. Best.

(3)
Includes $39.1 million of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

NOTE 5. Investment Securities

        OneBeacon's net investment income is comprised primarily of interest income associated with OneBeacon's fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Investment income:
Fixed maturity investments	$124.2	$143.9	$183.3
Short-term investments	2.4	10.1	16.9
Common equity securities	1.9	15.5	14.8
Convertible bonds	6.7	6.3	6.7
Other investments	1.2	2.7	2.9

Gross investment income	136.4	178.5	224.6
Less investment expenses	(10.9)	(14.1)	(16.1)

Net investment income, pre-tax	$125.5	$164.4	$208.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

        The composition of net realized investment (losses) gains, a component of net realized and unrealized investment gains (losses), consisted of the following:

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Fixed maturity investments	$(6.8)	$(40.1)	$18.4
Short-term investments	0.2	—	—
Common equity securities	(31.5)	(247.2)	108.5
Convertible bonds	12.3	(12.9)	11.9
Other investments	5.3	(18.7)	34.9

Net realized investment (losses) gains, pre-tax	(20.5)	(318.9)	173.7
Income taxes	7.2	110.7	(60.8)

Net realized investment (losses) gains, after tax	$(13.3)	$(208.2)	$112.9

        OneBeacon recognized gross realized investment gains of $85.4 million, $109.4 million and $210.5 million and gross realized investment losses of $105.9 million, $428.3 million and $36.8 million on sales and other-than-temporary impairment charges on investment securities during the years ended December 31, 2009, 2008 and 2007, respectively.

        As of December 31, 2009 and 2008, OneBeacon reported $7.6 million and $6.8 million, respectively, in accounts payable on unsettled investment purchases and $24.2 million and $49.0 million, respectively, in accounts receivable on unsettled investment sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

        The net changes in fair value for the years ended December 31, 2009 and 2008 are as follows:

	Year ended December 31, 2009
	Changes in net unrealized gains and losses(1)	Changes in net foreign currency translation gains and losses(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$185.7	$20.0	$205.7
Short-term investments	(0.2)	1.5	1.3
Common equity securities	19.1	0.1	19.2
Convertible bonds	30.3	—	30.3
Other investments(2)	12.6	—	12.6

Total	$247.5	$21.6	$269.1

	Year ended December 31, 2008
	Changes in net unrealized gains and losses(1)	Changes in net foreign currency translation gains and losses(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$(137.0)	$(35.3)	$(172.3)
Short-term investments	0.2	0.3	0.5
Common equity securities	(154.4)	(2.6)	(157.0)
Convertible bonds	(22.2)	—	(22.2)
Other investments(3)	(93.7)	—	(93.7)

Total	$(407.1)	$(37.6)	$(444.7)

(1)
Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control of $0.4 million and $(10.9) million, pre-tax, for the years ended December 31, 2009 and 2008, respectively.

(2)
Includes net unrealized gains related to OneBeacon's securities lending program of $7.0 million, pre-tax, for the year ended December 31, 2009.

(3)
Includes net unrealized losses related to OneBeacon's securities lending program of $7.0 million, pre-tax, for the year ended December 31, 2008.

        The components of OneBeacon's change in net unrealized investment gains and losses, after tax, and change in net unrealized foreign currency gains and losses, after tax, on its available-for-sale

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

portfolio, as recorded in the statements of operations and comprehensive income (loss) prior to adopting ASC 825 were as follows:

Year ended December 31, 2007
($ in millions)
Net change in pre-tax unrealized gains and losses for investment securities(1)	$171.8
Income taxes	(59.5)

Net change in unrealized gains and losses for investments, after tax	112.3

Recognition of pre-tax net unrealized gains and losses for investments sold(1)	(180.6)
Income taxes	63.3

Recognition of net unrealized gains and losses for investments sold, after tax	(117.3)

Change in net unrealized investment gains and losses, after tax	$(5.0)

(1)
Includes the change in deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control.

Year ended December 31, 2007
($ in millions)
Net change in unrealized foreign currency gains and losses for investment securities(1)	$0.9
Income taxes	(0.3)

Change in net unrealized foreign currency gains and losses, after tax	$0.6

(1)
Includes the change in deferred foreign currency gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control. Excludes changes in net unrealized foreign currency gains and losses on funds held under reinsurance agreements in foreign banks for the year ended December 31, 2007 of $(0.2) million, after tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

        The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	($ in millions)
Investment securities:
Gross unrealized investment gains	$167.2	$74.1
Gross unrealized investment losses	(23.5)	(170.6)

Net unrealized gains (losses) from investment securities	143.7	(96.5)
Income taxes	(50.3)	33.7

Total net unrealized investment gains (losses), after tax	$93.4	$(62.8)

        The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon's fixed maturity investments as of December 31, 2009 and 2008 were as follows:

	December 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$519.4	$12.4	$(0.2)	$—	$531.6
Debt securities issued by industrial corporations	1,278.6	73.5	(6.4)	1.3	1,347.0
Municipal obligations	2.5	0.1	—	—	2.6
Asset-backed securities	1,003.7	18.4	(7.2)	—	1,014.9
Foreign government obligations	25.6	1.1	—	—	26.7
Preferred stocks	70.8	0.7	—		71.5

Total fixed maturity investments	$2,900.6	$106.2	$(13.8)	$1.3	$2,994.3

	December 31, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$417.3	$5.3	$(13.0)	$—	$409.6
Debt securities issued by industrial corporations	914.9	13.2	(39.2)	(18.7)	870.2
Municipal obligations	4.8	0.2	—	—	5.0
Asset-backed securities	791.9	9.3	(42.3)	—	758.9
Foreign government obligations	46.0	0.4	(7.8)	—	38.6
Preferred stocks	71.5	0.2	(19.2)		52.5

Total fixed maturity investments	$2,246.4	$28.6	$(121.5)	$(18.7)	$2,134.8

        The cost or amortized cost and carrying value of OneBeacon's fixed maturity investments and convertible bonds at December 31, 2009 is presented below by contractual maturity. Actual maturities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2009
	Cost or amortized cost	Carrying value
	($ in millions)
Due in one year or less	$159.9	$162.0
Due after one year through five years	1,505.3	1,569.8
Due after five years through ten years	210.0	228.0
Due after ten years	104.6	118.3
Asset-backed securities	1,003.7	1,014.9
Preferred stocks	70.8	71.5

Total	$3,054.3	$3,164.5

        The cost or amortized cost, gross unrealized investment gains and losses, and carrying values of OneBeacon's common equity securities, convertible bonds and other investments as of December 31, 2009 and 2008 were as follows:

	December 31, 2009
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$176.3	$12.3	$(1.0)	$—	$187.6
Convertible bonds	153.7	16.6	(0.1)	—	170.2
Other investments	122.8	32.1	(8.6)	—	146.3

	December 31, 2008
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
Common equity securities	$284.6	$6.4	$(14.2)	$(0.1)	$276.7
Convertible bonds	255.0	2.4	(16.2)	—	241.2
Other investments	178.6	36.7	(18.7)	—	196.6

        Sales and maturities of investments, excluding short-term investments and other investments, totaled $1,622.9 million, $2,699.6 million and $2,655.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. There were no non-cash exchanges or involuntary sales of investment securities during the years ended December 31, 2009, 2008 or 2007.

        OneBeacon's consolidated insurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totaled $232.6 million and $281.3 million as of December 31, 2009 and 2008, respectively.

Fair value measurements at December 31, 2009

        On January 1, 2008, OneBeacon adopted ASC 820 which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under ASC 820, fair value is defined as the price that would

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

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

        As of December 31, 2009 and 2008, approximately 93% and 92%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

        Other investments, which are comprised of hedge funds and private equity funds for which the fair value option has been elected, are carried at fair value based upon OneBeacon's proportionate interest in the underlying fund's net asset value, which is deemed to approximate fair value. The fair value of OneBeacon's investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds' underlying investments in accordance with ASC 820. OneBeacon employs a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund's audited financial statements and discussing each fund's pricing with the fund's manager. However, since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, the inputs are considered to be unobservable. Accordingly, the fair values of OneBeacon's investment in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy.

        In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund's net asset value in accordance with ASC 820. In circumstances where OneBeacon's portion of a fund's net asset value is deemed to differ from fair value due to illiquidity or other factors associated with OneBeacon's investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At December 31, 2009 and 2008, OneBeacon did not record an adjustment to the net asset value related to its investments in hedge funds or private equity funds.

        As of December 31, 2009 and 2008, other investments represented approximately 4% and 5%, respectively, of the investment portfolio recorded at fair value. Other investments accounted for at fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

value as of December 31, 2009 and 2008 were comprised of $74.2 million and $117.3 million, respectively, in hedge funds, $58.0 million and $65.2 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At December 31, 2009 and 2008, OneBeacon held investments in 15 and 20 hedge funds, respectively, and 15 and 16 private equity funds, respectively. The largest investment in a single fund was $10.8 million and $26.1 million, respectively, at December 31, 2009 and 2008.

        The fair value measurements at December 31, 2009 and 2008 and their related inputs are as follows:

	Fair value at December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$531.6	$529.0	$2.6	$—
Debt securities issued by industrial corporations	1,347.0	—	1,346.8	0.2
Municipal obligations	2.6	—	2.6	—
Asset-backed securities	1,014.9	—	999.2	15.7
Foreign government obligations	26.7	21.4	5.3	—
Preferred stocks	71.5	—	1.5	70.0

Fixed maturity investments	2,994.3	550.4	2,358.0	85.9
Short-term investments	544.4	544.4	—	—
Common equity securities	187.6	153.8	—	33.8
Convertible bonds	170.2	—	170.2	—
Other investments	146.3	—	—	146.3

Total	$4,042.8	$1,248.6	$2,528.2	$266.0

	Fair value at December 31, 2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$409.6	$409.6	$—	$—
Debt securities issued by industrial corporations	870.2	—	870.2	—
Municipal obligations	5.0	—	5.0	—
Asset-backed securities	758.9	—	730.9	28.0
Foreign government obligations	38.6	20.2	18.4	—
Preferred stocks	52.5	—	1.2	51.3

Fixed maturity investments	2,134.8	429.8	1,625.7	79.3
Short-term investments	962.2	962.2	—	—
Common equity securities	276.7	249.2	1.3	26.2
Convertible bonds	241.2	—	241.2	—
Other investments	196.6	—	—	196.6

Total	$3,811.5	$1,641.2	$1,868.2	$302.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

        At December 31, 2009 and 2008, OneBeacon held one private preferred stock that represented approximately 98% and 97%, respectively, of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

        In addition to the investment portfolio described above, OneBeacon had $27.2 million and $20.2 million, respectively, of liabilities recorded at fair value and included in other liabilities as of December 31, 2009 and 2008. These liabilities relate to securities that have been sold short by a limited partnership that OneBeacon invests in and is required to consolidate in accordance with GAAP. All of the liabilities included in the $27.2 million and $20.2 million, respectively, have been deemed to have a Level 1 designation as of December 31, 2009 and 2008. As of December 31, 2008, other liabilities also included $10.4 million related to the fair value of the interest rate swap on the mortgage note. The interest rate swap was deemed to have a Level 2 designation at December 31, 2008. During the second quarter of 2009, OneBeacon repaid the outstanding balance on the mortgage note and settled the interest rate swap. See Note 6.

        The changes in Level 3 fair value measurements for the year ended December 31, 2009 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2009	$79.3	$26.2	$—	$196.6	$302.1
Total net realized and unrealized gains (losses)	22.6	7.2	0.1	10.6	40.5
Purchases	29.1	0.4	2.9	7.6	40.0
Sales	(13.6)	—	(0.2)	(68.5)	(82.3)
Transfers in	28.0	—	—	—	28.0
Transfers out	(59.5)	—	(2.8)	—	(62.3)

Balance at December 31, 2009	$85.9	$33.8	$—	$146.3	$266.0

        "Transfers in" for the year ended December 31, 2009 comprise securities for which observable inputs became unavailable as well as securities for which quoted market prices were deemed to be unreliable. Observable inputs in the form of quoted market prices for similar securities became unavailable for 2 securities with a fair value of $11.2 million. Quoted market prices for these securities had been used at December 31, 2008 to estimate fair value, and as such, these securities were categorized as a Level 2 measurement at December 31, 2008. In addition, the estimated fair values for 4 securities of $16.8 million for which the quoted prices provided by a third party source were deemed unreliable and could not be validated against an alternative source are reflected in "Transfers in". The fair values of these securities were estimated using industry standard pricing models, in which management selected inputs using its best judgment. These inputs principally included benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. The pricing models used by OneBeacon use the same valuation methodology for all Level 3 measurements for fixed maturities. These securities are considered to be Level 3 because the measurements are not directly observable. At December 31, 2009 the estimated fair values for these securities determined using the industry standard pricing models were $1.8 million less than the estimated fair values based upon quoted prices provided by a third party. "Transfers out" of $62.3 million for the year ended December 31, 2009 comprise 18 securities which had been previously classified as Level 3 measurements and were recategorized as Level 2 measurements when quoted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

market prices for similar securities that were considered reliable and could be validated against an alternative source became available during the year ended December 31, 2009.

        The following table summarizes the change in net unrealized gains and losses for assets designated as Level 3 for the year ended December 31, 2009 and 2008:

	Year ended December 31,
	2009	2008
	($ in millions)
Fixed maturity investments	$20.8	$(26.3)
Short-term investments	—	—
Common equity securities	4.8	(3.9)
Convertible bonds	—	—
Other investments	5.5	(93.7)

Total	$31.1	$(123.9)

        OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds at December 31, 2009:

	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$21.7	None
Long bank loan	3.4	None
Long/short equity	47.8	None
Long/short equity activist	1.3	None

Total hedge funds	$74.2

Private equity funds
Insurance	$5.8	$0.1
Banking	4.2	0.1
Distressed residential real estate	4.6	20.5
Energy infrastructure and services	17.2	8.8
Healthcare	—	4.8
Multi-sector	16.7	7.7
Private equity secondaries	4.6	3.4
Real estate	4.9	1.1

Total private equity funds	$58.0	$46.5

Total hedge funds and private equity funds(1)	$132.2	$46.5

(1)
Other investments also includes $14.1 million of an investment in a community reinvestment vehicle.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

        Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the December 31, 2009 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Quarterly	$17.9	$20.7	$10.4	$—	$49.0
Semi-annual	10.8	1.3	—	—	12.1
Annual	0.7	—	9.1	3.3	13.1

Total	$29.4	$22.0	$19.5	$3.3	$74.2

        Certain of the hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. At December 31, 2009, $16.2 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at December 31, 2009. OneBeacon has submitted redemption requests for certain of its investments in active hedge funds. Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

        Investments in private equity funds are generally subject to "lock-up" periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At December 31, 2009, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$5.8	$4.6	$47.6	$—	$58.0

Securities Lending

        As described in Note 1, during the year ended December 31, 2009, OneBeacon exited its securities lending program. As of December 31, 2009, $1.7 million in collateral had not been returned to the borrower.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

        At December 31, 2008, prior to the amendment of the terms of the securities lending program, the total market value of OneBeacon's securities on loan was $107.7 million with corresponding collateral of $100.7 million, resulting in an unrealized loss of $7.0 million recorded in change in net unrealized investment gains and losses, a component of net realized and unrealized investment gains (losses). In 2009 prior to exiting the securities lending program, OneBeacon recorded $3.9 million of net realized and unrealized gains. Subsequent to exiting the program, OneBeacon recorded $0.8 million of net realized and unrealized gains on the securities returned to us, resulting in a total of $2.3 million of net realized and unrealized losses in connection with OneBeacon's exiting from the program. The securities lending program has generated $18.1 million of additional investment income for us since inception in 2001.

NOTE 6. Debt

        OneBeacon's debt outstanding as of December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
	($ in millions)
Senior unsecured notes, at face value	$607.1	$676.0
Unamortized original issue discount	(0.6)	(0.9)

Senior unsecured notes, carrying value	606.5	675.1

Mortgage note on real estate owned	—	40.8
Atlantic Specialty Note	14.0	16.0

Total debt	$620.5	$731.9

        A schedule of contractual repayments of OneBeacon's debt as of December 31, 2009 follows:

December 31, 2009
($ in millions)
Due in one year or less	$2.0
Due in two to three years	4.0
Due in four to five years	615.1
Due after five years	—

Total	$621.1

Senior Notes

        In May 2003, OBH issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the "Senior Notes"). The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains. OBH incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. Debt (Continued)

effective yield to maturity of approximately 6.0% per annum. During 2009, OBH repurchased $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain. During 2009, OBIC purchased $58.3 million of outstanding Senior Notes for $55.0 million, which resulted in a $2.9 million gain. During 2008, OBH repurchased $24.0 million of the outstanding Senior Notes for $22.3 million, which resulted in a $1.6 million gain. At December 31, 2009, OBH was in compliance with all of the covenants under the Senior Notes.

        White Mountains has provided and, pursuant to a separation agreement, continues to provide an irrevocable and unconditional guarantee as to the payment of principal and interest on the Senior Notes. See Note 16.

Mortgage Note on Real Estate Owned

        In connection with its December 2005 purchase of land and an office building that is now its U.S. headquarters, OneBeacon entered into a $40.8 million, 18-year mortgage note which had a variable interest rate based upon the lender's 30-day LIBOR rate. As of December 31, 2008, OneBeacon had drawn the full amount of $40.8 million on the mortgage note. Repayment on the mortgage note commenced in January 2009. During the three months ended March 31, 2009, OneBeacon repaid $0.2 million of principal in accordance with the terms of the mortgage note. On May 7, 2009, OneBeacon repaid $40.6 million, representing the outstanding principal on the mortgage note.

        Concurrent with entering into the mortgage note, OneBeacon also entered into an interest rate swap to hedge its exposure to the variability in the interest rate on the mortgage note. The notional amount of the swap was equal to the debt outstanding on the mortgage note and was adjusted to match the drawdowns and repayments on the mortgage note so that the principal amount of the mortgage note and the notional amount of the swap were equal at all times. Under the terms of the swap, OneBeacon paid a fixed interest rate of approximately 6.0% and received a variable interest rate based on the same LIBOR index used for the mortgage note. Interest paid or received on the swap was reported in interest expense. In accordance with GAAP, OneBeacon accounted for the swap as a cash flow hedge and recorded the interest rate swap at fair value on the balance sheet in other assets or liabilities depending on the value as of the balance sheet date. The swap was recorded at its fair value of $(10.4) million as of December 31, 2008. Changes in the fair value of the interest rate swap were reported as a component of other comprehensive income or loss. Any gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recorded in revenues. At the time of repayment of the outstanding balance on the mortgage note, OneBeacon paid $7.4 million to settle the interest rate swap. The $7.4 million settlement amount is recorded as an expense in net other revenues on a pre-tax basis and in other comprehensive income and loss items as an increase of $4.8 million on an after tax basis ($7.4 million pre-tax). The after tax change in the fair value of the interest rate swap included in other comprehensive income and loss items was a gain (loss) of $2.0 million, $(5.7) million and $(1.1) million, respectively, for the years ended December 31, 2009, 2008 and 2007.

Other Debt of Operating Subsidiaries

        In connection with the acquisition of Atlantic Specialty Insurance Company on March 31, 2004, OneBeacon issued a $20.0 million ten-year note to the seller (the "Atlantic Specialty Note"). OneBeacon is required to repay $2.0 million of principal on the Atlantic Specialty Note each year, commencing in January 2007. The Atlantic Specialty Note accrues interest at a rate of 5.2% except that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. Debt (Continued)

the outstanding principal amount in excess of $15.0 million accrues interest at a rate of 3.6%. During each of the years ended December 31, 2009, 2008 and 2007, OneBeacon repaid $2.0 million on the Atlantic Specialty Note.

Interest

        Total interest expense incurred by OneBeacon for its indebtedness was $39.7 million, $44.9 million and $45.2 million in 2009, 2008 and 2007, respectively. Total cash interest paid by OneBeacon for its indebtedness was $38.9 million, $43.7 million and $44.3 million in 2009, 2008 and 2007, respectively.

NOTE 7. Income Taxes

        OneBeacon is domiciled in Bermuda and has subsidiaries domiciled in several countries. The majority of the Company's worldwide operations are taxed in the United States. Income earned or losses incurred by non-U.S. companies will generally be subject to an overall effective tax rate lower than that imposed by the United States.

        OneBeacon's U.S. subsidiaries join in the filing of a federal consolidated tax return. The consolidated parent is OneBeacon U.S. Financial Services, Inc. ("OBFS"), formerly known as Fund American Financial Services, Inc. For all years, the companies included within the U.S. consolidated tax return are parties to a tax sharing agreement, which provides that each company pays the amount of income taxes or estimated tax or receives refunds that it would have to make or be entitled to if it filed its own separate tax return. As a result, certain companies have made payments, and received refunds from the consolidated parent that are different than amounts payable to the Internal Revenue Service ("IRS"). The companies that are domiciled outside of the United States file separate returns for the appropriate jurisdictions.

        The total income tax (expense) benefit for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Current tax (expense) benefit:
Federal	$(29.8)	$5.8	$(104.9)
State	(1.0)	(1.2)	(0.6)
Non-U.S.	(0.5)	(0.5)	(0.4)

Total current tax (expense) benefit	(31.3)	4.1	(105.9)

Deferred tax (expense) benefit:
Federal	(81.5)	215.5	(42.0)
State	—	—	—
Non-U.S.	—	—	—

Total deferred tax (expense) benefit	(81.5)	215.5	(42.0)

Total income tax (expense) benefit	$(112.8)	$219.6	$(147.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of OneBeacon's deferred tax assets and liabilities follows:

	December 31,
	2009	2008
	($ in millions)
Deferred income tax assets related to:
Non-U.S. net operating loss carryforwards	$328.1	$321.0
Discounting of loss and LAE reserves	96.9	38.8
Unearned premiums	66.8	70.6
U.S. net operating loss and tax credit carryforwards	42.5	39.9
Compensation and bonus accruals	28.4	22.5
Investment basis differences	22.7	91.7
Deferred compensation plans	15.3	15.2
Fixed assets	5.5	6.3
Pension and benefit accruals	4.1	9.9
Allowance for doubtful accounts	2.2	2.5
Involuntary pool and guaranty fund accruals	2.0	1.6
Other accrued compensation	1.6	1.9
Foreign currency translation on investments	—	6.8
Net unrealized investment losses	—	33.7
Other items	12.2	15.4

Total gross deferred income tax assets	628.3	677.8
Less valuation allowance	(340.2)	(338.1)

Total net deferred income tax assets	288.1	339.7

Deferred income tax liabilities related to:
Deferred acquisition costs	75.1	78.7
Net unrealized investment gains	50.3	—
Foreign currency translation on investments	0.8	—
Purchase accounting	—	1.9
Other items	0.8	6.4

Total deferred income tax liabilities	127.0	87.0

Net deferred tax asset	$161.1	$252.7

        OneBeacon's deferred tax assets are net of federal and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates. Of the $340.2 million valuation allowance at December 31, 2009, $328.1 million relates to deferred tax assets on net operating losses ("NOLs") in Luxembourg subsidiaries that are not expected to have significant income in the future and $12.1 million relates to deferred tax assets of the consolidated insurance reciprocals, which each file their own tax return. At December 31, 2008, the valuation allowance was $338.1 million of which $321.0 million relates to deferred tax assets on NOLs in Luxembourg and $17.1 million relates to deferred tax assets of the reciprocals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Income Taxes (Continued)

        OneBeacon believes that, based upon its prior earnings history, expected future earnings and capacity for carry-back of losses, it is more likely than not that the deferred tax asset balances (net of valuation allowance) carried at December 31, 2009 and 2008 will be realized.

        A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of OneBeacon's worldwide operations are taxed) to the income tax (expense) benefit on pre-tax earnings follows:

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Tax (expense) benefit at the U.S. statutory rate	$(159.9)	$210.2	$(140.8)
Differences in taxes resulting from:
Non-U.S. earnings, net of foreign taxes	25.5	155.7	233.3
Tax reserve adjustments	13.2	(2.4)	(1.8)
Tax exempt interest and dividends	1.6	3.6	3.6
Change in valuation allowance	7.7	(130.5)	(206.7)
Non-deductible preferred stock dividends and accretion	—	(11.7)	(22.9)
Withholding tax	—	(1.5)	(14.5)
Other, net	(0.9)	(3.8)	1.9

Total income tax (expense) benefit on pre-tax earnings	$(112.8)	$219.6	$(147.9)

        The non-U.S. component of pre-tax income was $81.4 million, $82.3 million and $84.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        At December 31, 2009 and 2008, OneBeacon had net operating loss carryforwards from Luxembourg operations of $1,147.5 million and $1,122.9 million, respectively. OneBeacon does not anticipate future taxable income in Luxembourg. Therefore, OneBeacon does not believe that it is more likely than not that these losses will be realized and has recorded a full valuation allowance against the tax benefits associated with these NOLs. These losses primarily relate to tax deductible write-downs of investments in U.S. subsidiaries held by Luxembourg subsidiaries in 2008 and 2007. Under Luxembourg law, unused NOLs can be carried to subsequent tax periods and do not expire.

        At December 31, 2009, there were U.S. net operating loss carryforwards of approximately $25.2 million and capital loss carryforwards of $0.4 million available, which begin to expire in 2011. Included in these tax losses are losses of $5.9 million subject to an annual limitation on utilization under Internal Revenue Code Section 382. Also included in these losses are NOLs of $17.7 million and capital loss carryforwards of $0.4 million related to the three reciprocals, which each file their own tax return.

        Subsequent to the passage of the Jobs Creation Act of 2004, which extended the carryforward period for utilization of a foreign tax credit, OBFS filed amended U.S. tax returns to claim a credit rather than a deduction for foreign taxes paid. At December 31, 2009, there were foreign tax credit carryforwards available of approximately $4.3 million, of which $4.0 million will expire in 2010. The remaining credits will expire between 2014 and 2015. In addition, at December 31, 2009, OBFS had alternative minimum tax credit carryovers of $29.4 million, which do not expire.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Income Taxes (Continued)

        On January 1, 2007, OneBeacon adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", subsequently codified within ASC 740, which prescribes when the benefit of a given tax position should be recognized and how it should be measured. Under the guidance, recognition is based upon whether or not a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, OneBeacon must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.

        In connection with the adoption of ASC 740, OneBeacon recognized a $0.3 million increase in the liability for unrecognized tax benefits, primarily as a result of increases in its estimates of accrued interest. The effect of adoption was recorded as an adjustment to opening retained earnings on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Beginning of period	$60.1	$57.9	$56.0
Additions based on tax positions related to the current year	12.7	—	—
Additions for tax positions of prior years	49.0	2.2	1.9
Reductions as a result of a lapse in the statute of limitations	(1.0)	—	—
Reductions for settlements with taxing authority	(46.1)	—	—

End of period	$74.7	$60.1	$57.9

        Included in the balance at December 31, 2009 are $67.1 million of tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. On November 18, 2009, the IRS released a coordinated issue paper outlining their position with respect to loss reserves. The vast majority of the increase during 2009 in additional liability for the current and prior years relates to deductions for loss reserves in which the timing of the deductions is uncertain. The remaining balance of $7.6 million, if recognized, would be recorded as a reduction to income tax expense.

        OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2009, 2008 and 2007, OneBeacon recognized $(3.9) million, $2.4 million and $1.2 million, respectively, in interest (benefit) expense, net of federal benefit. The balance of accrued interest at December 31, 2009 and 2008 is $3.1 million and $6.9 million, respectively, net of federal benefit. OneBeacon has not accrued any amount for penalties.

        With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005. On October 14, 2009, a settlement was reached with the IRS on the 2003 and 2004 federal tax examination, which resulted in an assessment of $24.9 million of additional tax, or a total assessment of $51.7 million including interest, withholding tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Income Taxes (Continued)

and utilization of tax credits. OneBeacon's overall liability for tax assessments for 2003 and 2004 was limited due to the Tax Make Whole Agreement with White Mountains, which fixes the liability for these items at the amount recorded on OneBeacon's books. OneBeacon recorded a tax benefit in the statement of operations of $15.5 million offset by a capital distribution of approximately $8.4 million, reflected in shareholders' equity, which resulted in a net increase to book value of $7.1 million in the fourth quarter of 2009 from the settlement of the 2003 and 2004 tax examination.

        In October 2008, the IRS commenced examination of OneBeacon's U.S. income tax returns for 2005 and 2006. As of December 31, 2009, the IRS has not proposed any significant adjustments to taxable income as a result of the 2005 and 2006 tax examination. It is possible that the 2005 and 2006 examination will conclude within the next 12 months. However, an estimate of the range of potential outcomes can not be made at this time. OneBeacon does not expect to receive any adjustments that would result in a material change to its financial position.

        Net cash payments for federal, state and non-U.S. income taxes, including tax sharing payments to related companies, totaled $5.6 million, $61.4 million and $132.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 8. Retirement Plans

        OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001 and remain actively employed with OneBeacon. Current plans include a OneBeacon qualified pension plan (the "Qualified Plan") and a OneBeacon non-qualified pension plan (the "Non-qualified Plan") (collectively the "Plans"). OneBeacon's Plans were frozen and curtailed in the fourth quarter of 2002. The Plans no longer add new participants or increase benefits for existing participants, which effectively causes the projected benefit obligation to equal the accumulated benefit obligation. Non-vested plan participants continue to vest during their employment with OneBeacon.

        The benefits for the Plans are based primarily on years of service and employees' compensation through December 31, 2002. Participants generally vest after five years of continuous service. OneBeacon's funding policy is consistent with the funding requirements of U.S. federal laws and regulations.

        On July 11, 2007, the Company settled approximately 80% of the Qualified Plan liabilities through the purchase of two group annuity contracts for $398.5 million from Transamerica Life Insurance Company ("Transamerica") and Hartford Life Insurance Company ("Hartford Life"). In accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", subsequently codified within ASC 715, the Qualified Plan's obligations were re-measured in connection with this settlement. As a result of the partial settlement and re-measurement, the Company recognized a gain of $25.6 million through pre-tax income ($6.3 million as a reduction to loss and LAE, allocated to claims department employees, and $19.3 million as a reduction to other underwriting expenses) and a pre-tax loss of $2.5 million recognized in other comprehensive income and loss items in the third quarter of 2007. At the time of settlement, the remaining Qualified Plan liabilities were primarily attributable to Qualified Plan participants who were actively employed by OneBeacon.

        During the third quarter of 2008, the Qualified Plan received reimbursements from Transamerica and Hartford Life in the amounts of $0.8 million and $0.6 million, respectively, due to the final

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Retirement Plans (Continued)

reconciliation of the partial pension settlement. These amounts represented changes in participants and benefits between the time of purchase of the annuity contracts and the settlement plus any related interest and resulted in a pre-tax gain of $1.4 million recognized in other comprehensive income and loss items.

        The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the Plans at December 31, 2009 and 2008:

	December 31,
	2009	2008
	($ in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$115.9	$121.6
Service cost	0.5	1.0
Interest cost	6.5	6.7
Special termination benefits expense	1.2	1.8
Assumption changes	2.0	1.8
Actuarial loss (gain)	1.8	(2.8)
Benefits and expenses paid with plan assets, net of participant contributions	(7.9)	(11.3)
Benefits paid directly by OneBeacon	(2.9)	(2.9)

Projected benefit obligation at end of year	$117.1	$115.9

Change in plan assets:
Fair value of plan assets at beginning of year	$111.0	$145.5
Actual return on plan assets	27.1	(23.2)
Employer contributions	—	—
Benefits and expenses paid, net of participant contributions	(7.9)	(11.3)

Fair value of plan assets at end of year	$130.2	$111.0

Funded status at end of year	$13.1	$(4.9)

        The funded status of the consolidated pension plans at December 31, 2009 was $13.1 million, which represents an over-funding of $40.2 million related to the Qualified Plan and an under-funding of $27.1 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $14.5 million in an irrevocable rabbi trust for the benefit of Non-qualified Plan participants. In accordance with GAAP, the assets held in the rabbi trust are not reflected in the funded status of the consolidated pension plans as presented.

        Amounts recognized in the financial statements as of December 31, 2009 and 2008 consist of:

	December 31,
	2009	2008
	($ in millions)
Prepaid benefit cost recorded in other assets	$40.2	$20.8
Accrued benefit cost recorded in other liabilities	(27.1)	(25.7)

Net amount recognized in the financial statements	$13.1	$(4.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Retirement Plans (Continued)

        Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	December 31,
	2009	2008
	($ in millions)
Projected benefit obligation	$27.1	$25.7
Accumulated benefit obligation	$27.1	$25.7
Fair value of plan assets	$—	$—

        Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

	December 31,
	2009	2008
	($ in millions)
Projected benefit obligation	$90.0	$90.2
Accumulated benefit obligation	$90.0	$90.2
Fair value of plan net assets(1)	$130.2	$111.0

(1)
Includes receivables related to securities sold, interest and dividends as well as payables related to securities purchased.

        The amounts recognized in accumulated other comprehensive (loss) income on a before tax basis for the years ended December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	($ in millions)
Accumulated other comprehensive (loss) income beginning balance	$(27.1)	$3.0
Increase (decrease) in accumulated other comprehensive (loss) income:
Amortization of net actuarial losses recognized during the year	1.6	0.3
Net actuarial gains (losses) occurring during the year	17.0	(30.4)

Accumulated other comprehensive loss ending balance	$(8.5)	$(27.1)

        The amount in accumulated other comprehensive loss, on a before tax basis, that has not yet been recognized as a component of net periodic benefit cost for the year ended December 31, 2009 is attributable to net losses. During 2010, OneBeacon expects $0.6 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Retirement Plans (Continued)

        The components of net periodic benefit cost (income) for the years ended December 31, 2009, 2008 and 2007 were as follows:

	December 31,
	2009	2008	2007
	($ in millions)
Service cost	$0.5	$1.0	$2.1
Interest cost	6.5	6.7	16.7
Expected return on plan assets	(6.3)	(8.2)	(17.7)
Amortization of prior service benefit	—	—	—
Amortization of unrecognized loss	1.6	0.3	0.3

Net periodic pension cost (income) before settlements, curtailments and special termination benefits	2.3	(0.2)	1.4
Settlement gain	—	—	(25.6)
Special termination benefits expense(1)	1.2	1.8	1.8

Total net periodic benefit cost (income)	$3.5	$1.6	$(22.4)

(1)
Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

Assumptions

        The weighted average assumptions used to determine benefit obligations at December 31, 2009 and 2008 were:

	December 31,
	2009	2008
Discount rate	5.44%	5.67%

        The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2009 and 2008 were:

	December 31,
	2009	2008
Discount rate	5.67%	5.75%
Expected long-term rate of return on plan assets	5.75%	5.75%

        OneBeacon's discount rate assumptions used to account for the Plans reflect the rates at which the benefit obligations could be effectively settled. For 2009 and 2008, in addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and insurance company annuity contract pricings, consideration was given to a cash flow matching analysis utilizing the Citigroup Pension Discount Curve and Liability Index.

        OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its Qualified Plan assets at December 31, 2008 and 2007 to develop expected rates of return for 2009 and 2008 for each significant asset class or economic indicator. A range of returns was developed based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Retirement Plans (Continued)

both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.

Plan Assets

        The majority of the Qualified Plan's assets are managed by Prospector Partners, LLC ("Prospector"), a related party (see Note 16). The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.

        The investment management process integrates the risks and returns available in the investment arena with the risks and returns available to the Qualified Plan in establishing the proper allocation of invested assets. The asset classes include fixed maturity, equity, convertible bonds, and cash and short-term investments. Fixed maturity and convertible bonds include bonds, convertible bonds and convertible preferred stocks of companies from diversified industries. Equity securities primarily include investments in large-cap and mid-cap companies primarily located in the United States. Cash and short-term investments include registered investment companies and common/collective trust funds.

        The factors examined in establishing the appropriate investment mix include the outlook for risk and return in the various investment markets and sectors, and the long-term need for capital growth. As of December 31, 2009, the Qualified Plan assets were comprised of 3.7% fixed maturity investments, 51.2% of common equity securities, 30.5% of convertible bonds and 14.6% cash and short-term investments.

        The Qualified Plan's investments are stated at fair value. Many factors are considered in arriving at fair market value. In general, fixed maturity investments such as corporate bonds and government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. Shares of common and preferred stock are valued at quoted market prices when available. Convertible bonds are valued based on quoted market prices, analysis of listed markets and use of sensitivity analyses. Registered investment companies are valued at the net asset value as reported by the fund at year-end. Units of common/collective trust funds are valued at the net asset value of the fund as of the balance sheet date.

        The fair value of the Qualified Plan's assets and their related inputs at December 31, 2009 by asset category were as follows:

	Fair value at December 31, 2009	Level 1 Inputs	Level 2 Inputs
	($ in millions)
Fixed maturity investments	$4.9	$—	$4.9
Common equity securities	66.8	66.8	—
Convertible bonds	39.8	—	39.8
Cash and short-term investments	19.0	19.0	—

Total	$130.5	$85.8	$44.7

        There were no fair value measurements valued using Level 3 inputs as of December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Retirement Plans (Continued)

        The Qualified Plan's asset allocations at December 31, 2009 and 2008 by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2009	2008
Fixed maturity investments	3.7%	7.5%
Common equity securities	51.2	38.1
Convertible bonds	30.5	42.1
Cash and short-term investments	14.6	12.3

Total	100.0%	100.0%

        As described above, the Qualified Plan's investment securities are exposed to various risks such as interest rate, market, and credit risks. Market prices of common equity securities, in general, are subject to fluctuations which would cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity and convertible bond investments, respectively. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

Cash Flows

        OneBeacon does not expect to make a contribution to its Qualified Plan in 2010. OneBeacon anticipates contributing $2.8 million to the Non-qualified Plan, for which OneBeacon has assets held in a rabbi trust.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments
($ in millions)
2010	$5.3
2011	5.7
2012	6.2
2013	6.5
2014	6.9
2015 - 2019	38.7

Other Benefit Plans

        OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of employees. The contributory plan provides qualifying employees with matching contributions of 50% of the first 6% of salary (subject to federal limits on allowable contributions in a given year). Total

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Retirement Plans (Continued)

expense for the plan was $4.6 million, $4.7 million and $3.7 million, respectively, in the years ended December 31, 2009, 2008 and 2007, respectively. The employee savings plan includes an employee stock ownership component. See Note 9.

        OneBeacon had a post-employment benefit liability of $7.8 million and $8.0 million related to its long-term disability plan at December 31, 2009 and 2008, respectively.

NOTE 9. Employee Share-Based Incentive Compensation Plans

        OneBeacon's share-based compensation plans consist of performance shares, stock options granted in connection with the initial public offering and restricted stock units. OneBeacon's share-based compensation plans are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. See "Performance Shares" below. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of one of the deferred compensation plans of the Company's subsidiaries. OneBeacon expenses the full cost of all its share-based compensation.

        OneBeacon records its share-based compensation in accordance with SFAS No. 123(R), "Share-Based Payment", subsequently codified within ASC 718. ASC 718 applies to new grants of share-based awards, award modifications and the remaining portion of the fair value of the unvested awards. The unvested portion of OneBeacon performance share awards, as well as the stock options granted in connection with the initial public offering are subject to the fair value measurement and recognition requirements of ASC 718.

OneBeacon Long-Term Incentive Plan (the "Incentive Plan")

        The Incentive Plan provides for granting various types of share-based incentive awards including performance shares, performance units, options, share appreciation rights and restricted shares to certain key employees of OneBeacon. The Incentive Plan was adopted by the Board of Directors (the "Board") in October 2006. Prior to adoption of the Incentive Plan, share-based awards were granted under the OneBeacon Phantom WTM Share Plan. In 2007, the Board and shareholders approved the 2007 OneBeacon Long-Term Incentive Plan (the "2007 Incentive Plan"). The 2007 Incentive Plan provides for all of the awards referenced above as well as restricted stock units. Awards are granted under the 2007 Incentive Plan.

Performance Shares & Phantom Performance Shares

        Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. Phantom shares are much like performance shares but settle only in cash. In general, grants are earned, subject to the attainment of pre-specified performance goals, at the end of a three-year period or as otherwise determined by the Compensation Committee of the Board (the "Compensation Committee") and are valued based on the market value of common shares at the time awards are paid. Results that significantly exceed pre-specified targets can result in a performance share payout of up to 200% of granted shares whereas results significantly below target result in no payout.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Employee Share-Based Incentive Compensation Plans (Continued)

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

        For awards granted in February 2007, the Compensation Committee defined growth in intrinsic business value per share ("GIBVPS") to be a weighted measure comprised of growth in the adjusted book value per share, underwriting return on equity and growth in the Company's common price per share. The targeted performance goal for full payment of the outstanding performance shares granted during the year ended December 31, 2007 is the attainment of a GIBVPS of 13%. At a GIBVPS of 6% or less, no performance shares would be earned and at a GIBVPS of 20% or more, 200% of performance shares would be earned.

        For awards granted in February 2008, the Compensation Committee defined GIBVPS to be a weighted measure comprised of growth in the adjusted book value per share and underwriting return on equity. The targeted performance goal for full payment of the outstanding performance shares granted during the year ended December 31, 2008 is the attainment of a GIBVPS of 11%. At a GIBVPS of 4% or less, no performance shares would be earned and at a GIBVPS of 18% or more, 200% of performance shares would be earned.

        For awards granted in February 2009, the Compensation Committee granted performance shares with a goal of growth in book value per share ("GBVPS"). The targeted performance goal for full payment of the outstanding performance shares granted during the year ended December 31, 2009 is the attainment of a GBVPS of 12%. At a GBVPS of 5% or less, no performance shares would be earned and at a GBVPS of 19% or more, 200% of performance shares would be earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Employee Share-Based Incentive Compensation Plans (Continued)

        The following summarizes performance share activity for OB Performance Shares for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009		2008		2007
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	2,212,313	$4.6	1,058,194	$9.2	—	$—
Payments and deferrals(1)(2)	(137,400)	—	(117,363)	(1.6)	—	—
New awards	379,085	—	1,430,258	—	934,131	—
Forfeitures and net change in assumed forfeitures	(229,783)	(0.5)	(158,776)	(0.6)	(158,638)	(0.2)
Transfers in(3)	—	—	—	—	282,701	4.1
Expense (income) recognized	—	11.0	—	(2.4)	—	5.3

End of period	2,224,215	$15.1	2,212,313	$4.6	1,058,194	$9.2

(1)
Performance share payments in 2009 for the 2007-2008 performance cycle were based upon a performance factor of 1.4%.

(2)
Performance share payments in 2008 for the 2007 performance cycle were based upon a performance factor of 63%.

(3)
In February 2007, OneBeacon's WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

        The following summarizes performance share activity for WTM Performance Shares for the year ended December 31, 2007:

	Year ended December 31, 2007
	Target WTM Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	16,470	$7.8
Payments and deferrals(1)	(4,400)	(3.7)
New awards	—	—
Forfeitures and net change in assumed forfeitures	—	—
Transfers out(2)	(12,070)	(4.1)
Expense recognized	—	—

End of period	—	$—

(1)
Performance share payments in 2007 for the 2004-2006 performance cycle were based upon a performance factor of 145%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Employee Share-Based Incentive Compensation Plans (Continued)

(2)
In February 2007, OneBeacon's WTM Performance Shares were replaced with OB Performance Shares of an equivalent value.

        The following summarizes performance shares outstanding and accrued performance share expense at December 31, 2009 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2007 - 2009	682,344	$2.1
2008 - 2010	1,220,187	9.8
2009 - 2011	361,219	3.5

Sub-total	2,263,750	15.4
Assumed forfeitures	(39,535)	(0.3)

Total at December 31, 2009	2,224,215	$15.1

        If 100% of the outstanding performance shares had been vested on December 31, 2009, the total additional compensation cost to be recognized would have been $11.7 million, based on current accrual factors (common share price and payout assumptions).

        All performance shares earned for the 2007-2008 and 2007 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company's subsidiaries.

        At December 31, 2009, 361,219, 1,220,187 and 682,344 performance shares had been granted at target and remained outstanding under the Incentive Plan for the performance periods 2009-2011, 2008-2010 and 2007-2009, respectively.

Stock Options

        At December 31, 2009, the Company had 1,015,610 options outstanding representing 1.1% of common shares outstanding. These options were issued in November 2006 in connection with the initial public offering to certain key employees as a one-time incentive. The options vest in equal installments on each of the third, fourth and fifth anniversaries of their issuance. These options expire five and a half years from the anniversary of issuance. The fair value of each option award at grant date was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30.0%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5.0%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years. The options originally had a per share exercise price of $30.00. On May 27, 2008, the Compensation Committee adjusted the exercise price to $27.97 as a result of the $2.03 per share special dividend paid in the first quarter of 2008. The compensation expense associated with the options and the incremental fair value of the award modification is being recognized ratably over the remaining period. The unrecognized compensation expense associated with the options as of December 31, 2009 is $2.0 million and is being recognized ratably over two years. The Company recognized compensation expense of $1.1 million, $1.1 million and $1.2 million in connection with these options in the years ended December 31, 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Employee Share-Based Incentive Compensation Plans (Continued)

        The following summarizes option activity for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009		2008		2007
	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense
	($ in millions)
Beginning of year	1,237,872	$2.5	1,324,306	$1.4	1,420,000	$0.2
Forfeitures	(222,262)	—	(86,434)	—	(95,694)	—
Expense recognized	—	1.1	—	1.1	—	1.2

End of year	1,015,610	$3.6	1,237,872	$2.5	1,324,306	$1.4

Restricted Stock Units

        The options granted in connection with OneBeacon's initial public offering did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, on February 26, 2008, OneBeacon granted 116,270 Restricted Stock Units ("RSUs") to actively employed option holders. The RSUs vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, various factors including but not limited to the attainment of growth of 4% per cycle in adjusted book value per share. Upon vesting, the RSUs will be mandatorily deferred into one of the non-qualified deferred compensation plans of the Company's subsidiaries and will be paid out in 2012 in cash or shares at the discretion of the Compensation Committee. The expense associated with the RSUs is being recognized over the vesting period. For the years ended December 31, 2009 and 2008, OneBeacon recognized $0.6 million and $0.5 million, respectively, in expense. As of December 31, 2009, there were 93,610 RSUs outstanding.

Other Share-Based Compensation

        OBIC, a wholly-owned subsidiary of the Company, sponsors a defined contribution plan, the OneBeacon 401(k) Savings and Employee Stock Ownership Plan ("KSOP"), formerly known separately as the OneBeacon 401(k) Savings Plan and the OneBeacon Employee Stock Ownership Plan ("ESOP"). In April 2007, the two plans were merged to form the KSOP. Under the KSOP, participants have the ability to invest their balances in several different investment options, including the common shares of White Mountains and the common shares of the Company.

        The employee stock ownership component of the KSOP provides all participants with an annual base contribution in common shares of the Company equal to 3% of their salary, up to the applicable Social Security wage base (or $106,800 with respect to 2009). Additionally, those participants not otherwise eligible to receive certain other Company benefits can earn a variable contribution up to an additional 6% of their salary, capped at the annual covered compensation limits ($245,000 for 2009), contingent upon OneBeacon's performance. The variable contribution amounts earned by eligible participants constituted approximately 4%, 4% and 6% of salary for the years ended December 31, 2009, 2008 and 2007, respectively. OneBeacon has recorded $10.7 million, $11.5 million and $15.4 million in compensation expense to pay benefits and allocate common shares to participants' accounts for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Employee Share-Based Incentive Compensation Plans (Continued)

        As of December 31, 2009 and 2008, the KSOP owned 2% or less of either of the total White Mountains common shares outstanding or the total Company shares outstanding. All common shares held by the KSOP are considered outstanding for earnings (loss) per share computations.

        As of December 31, 2009, the Company has no outstanding share appreciation rights or restricted share awards.

NOTE 10. Mandatorily Redeemable Preferred Stock of Subsidiaries

Mandatorily Redeemable Preferred Stock

        OneBeacon had two classes of mandatorily redeemable preferred stock of subsidiaries. These instruments were classified as liabilities and carried at their historical carrying values. Dividends and accretion on OneBeacon's mandatorily redeemable preferred stock were recorded as interest expense. During the years ended December 31, 2008 and 2007, OneBeacon recorded $33.4 million and $65.4 million, respectively, as interest expense on preferred stock (of which $21.6 million and $36.1 million, respectively, represented accretion of discount).

Berkshire Preferred Stock

        As part of the financing for the OneBeacon Acquisition, Berkshire invested a total of $300 million in cash, of which (1) $225 million was for the purchase of cumulative non-voting preferred stock of OBH (the "Berkshire Preferred Stock"), which had a $300 million redemption value; and (2) $75 million was for the purchase of warrants to acquire 1,724,200 common shares of White Mountains. The Berkshire Preferred Stock was entitled to a dividend of no less than 2.35% per quarter until it was redeemed on May 31, 2008 for $300 million, its redemption value. The Berkshire Preferred Stock was initially recorded at $145.2 million, as the aggregate proceeds received from Berkshire of $300 million were allocated between the Berkshire Preferred Stock and the warrants, based on their relative fair values in accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", subsequently codified within ASC 470. During the years ended December 31, 2008 and 2007, OneBeacon declared and paid dividends of $11.8 million and $28.3 million on the Berkshire Preferred Stock and recorded $21.6 million and $36.1 million, respectively, of related accretion charges on the Berkshire Preferred Stock.

Zenith Preferred Stock

        Also in connection with the financing for the OneBeacon Acquisition, Zenith Insurance Company ("Zenith") purchased $20 million in cumulative non-voting preferred stock of a subsidiary of the Company (the "Zenith Preferred Stock"). The Zenith Preferred Stock was entitled to a dividend of no less than a 2.5% per quarter through June 30, 2007 and a dividend of no less than 3.5% per quarter thereafter and was mandatorily redeemable on May 31, 2011. At the Company's option, the Zenith Preferred Stock was redeemed on June 30, 2007 for $20 million, its redemption value. During the year ended December 31, 2007, OneBeacon declared and paid dividends of $1.0 million on the Zenith Preferred Stock.

        In connection with the initial public offering, OneBeacon created two irrevocable grantor trusts and funded them with assets sufficient to make the remaining dividend and redemption payments for the $300 million Berkshire Preferred Stock and the $20 million Zenith Preferred Stock. The creation and funding of the trusts did not legally defease the preferred stock nor create any additional rights for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. Mandatorily Redeemable Preferred Stock of Subsidiaries (Continued)

the holders of the preferred stock either in the trusts or otherwise, although the assets in the trusts were segregated from OneBeacon's other general assets and were not available for any use other than the payment of the Berkshire Preferred Stock and the Zenith Preferred Stock. Assets held in one of the trusts were used to redeem the Zenith Preferred Stock in June 2007 for $20 million, its redemption value, while assets held in the remaining trust were used to redeem the Berkshire Preferred Stock in May 2008 for $300 million, its redemption value.

NOTE 11. Common Shareholders' Equity

Adjustments to Adopt Accounting Pronouncements

        On January 1, 2008, OneBeacon adopted ASC 825. See Note 5 for further discussion. Upon adoption, OneBeacon recorded an adjustment of $180.6 million to reclassify net unrealized gains, after tax, and net unrealized foreign currency translation gains, after tax, related to investments from accumulated other comprehensive income to opening retained earnings.

        On January 1, 2007, OneBeacon adopted ASC 740. See Note 7 for further discussion. Upon adoption, OneBeacon recognized a $0.3 million increase in the liability for unrecognized tax benefits, primarily as a result of increases in its estimates of accrued interest. The effect of adoption was recorded as an adjustment to opening retained earnings.

Common Shares Repurchased and Retired

        On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During 2009, no shares were repurchased. During 2008, 3.4 million Class A common shares were repurchased for $68.8 million and retired. The average cost per share repurchased was $20.37. During 2007, 1.6 million Class A common shares were repurchased for $33.0 million and retired. The average cost per share repurchased was $21.23. See Note 19 for discussion regarding the share repurchase program.

Dividends on Common shares

        During 2009, the Company declared and paid cash dividends totaling $79.9 million, or $0.84 per Class A common share. During 2008, the Company declared and paid cash dividends totaling $275.5 million, or $2.87 per Class A common share, including $195.3 million of a special dividend and $80.2 million of quarterly dividends. During 2007, the Company declared and paid cash dividends totaling $83.7 million, or $0.84 per Class A common share. See Note 20 for further information regarding dividends.

Accumulated Other Comprehensive Income (Loss)

        For the years ended December 31, 2009, 2008 and 2007, OneBeacon recorded the after tax change in the fair value of the interest rate swap related to the mortgage loan of $6.8 million, $(5.7) million and $(1.1) million, respectively as a change to accumulated other comprehensive (loss) income. See Note 6 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. Common Shareholders' Equity (Continued)

        For the years ended December 31, 2009, 2008 and 2007, OneBeacon recorded the after tax change in its additional pension liability of $12.1 million, $(19.5) million and $(0.1), respectively as a change to accumulated other comprehensive income (loss). See Note 8 for further information.

        Prior to the adoption of ASC 825, OneBeacon recorded the change in net unrealized gains and losses on investments and the change in foreign currency translation on its foreign investment securities as a component of accumulated other comprehensive (loss) income. For the year ended December 31, 2007, OneBeacon recorded the after tax change in net unrealized gains and losses on investments of $(5.0) million and the change in foreign currency translation on its foreign investment securities of $0.4 million. See Note 5 for further information.

NOTE 12. Statutory Capital and Surplus

        OneBeacon's insurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Over the last several years most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners uses risk-based capital ("RBC") standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2009, OneBeacon's active insurance operating subsidiaries met their respective RBC requirements.

        OneBeacon's combined policyholders' surplus as reported to various regulatory authorities as of December 31, 2009 and 2008 was $1.6 billion and $1.4 billion, respectively. OneBeacon's combined statutory net income (loss) for the years ended December 31, 2009, 2008 and 2007 was $210.5 million, $(156.5) million and $335.2 million, respectively. The principal differences between OneBeacon's combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, gains recognized under retroactive reinsurance contracts, market value adjustments for debt securities and recognition of pension plans. OneBeacon's insurance subsidiaries' statutory policyholders' surplus at December 31, 2009 was in excess of the minimum requirements of relevant state insurance regulations.

        In December 2008, OneBeacon Insurance Group LLC ("OneBeacon LLC") contributed $25.0 million to OBIC.

Dividend Capacity

        Under the insurance laws of the states and jurisdictions under which OneBeacon's operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.

        Generally, OneBeacon's regulated insurance operating subsidiaries have the ability to pay dividends during any twelve month period in an amount equal to the greater of prior year statutory net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Statutory Capital and Surplus (Continued)

income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based upon 2009 statutory surplus of $1.6 billion, OneBeacon's top tier regulated insurance operating subsidiaries have the ability to pay approximately $157 million of dividends during 2010, subject to the availability of unassigned funds. As of December 31, 2009, OneBeacon's top tier regulated insurance operating subsidiaries had approximately $1.1 billion of unassigned funds. As of December 31, 2009, OneBeacon had approximately $120 million of unrestricted net cash and fixed maturity investments outside of its regulated insurance operating subsidiaries.

        During the years ended December 31, 2009, 2008 and 2007, OneBeacon's regulated operating subsidiaries paid $80.0 million, $197.0 million and $393.9 million, respectively, of dividends to OneBeacon LLC. During the years ended December 31, 2009, 2008 and 2007, OneBeacon's unregulated insurance operating subsidiaries paid $11.9 million, $6.0 million, and $3.6 million, respectively, of dividends to their immediate parent.

        During the years ended December 31, 2009, 2008 and 2007, the Company paid $79.9 million, $80.2 million and $83.7 million, respectively, of regular quarterly dividends to holders of OneBeacon's common shares. During the year ended December 31, 2008, the Company also paid $195.3 million of a special dividend to holders of OneBeacon's common shares.

NOTE 13. Segment Information

        OneBeacon's segments consist of the following: (1) Insurance Operations, formerly known as Primary Insurance Operations; and (2) Other Operations. OneBeacon has made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company's subsidiaries and affiliates; (ii) the manner in which the Company's subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the chief operating decision makers and the Board. Significant intercompany transactions among OneBeacon's segments have been eliminated herein. Financial information for OneBeacon's segments follows:

	Insurance Operations	Other Operations	Total
	($ in millions)
Year ended December 31, 2009
Earned premiums	$1,959.5	$—	$1,959.5
Net investment income (expense)	127.4	(1.9)	125.5
Net realized and unrealized investment gains (losses)	250.7	(2.1)	248.6
Net other revenues	41.0	3.7	44.7

Total revenues	2,378.6	(0.3)	2,378.3

Loss and LAE	1,121.9	—	1,121.9
Policy acquisition expenses	398.3	—	398.3
Other underwriting expenses	330.0	—	330.0
General and administrative expenses	16.9	9.2	26.1
Accretion of fair value adjustment to loss and LAE reserves	—	5.4	5.4
Interest expense on debt	1.5	38.2	39.7

Total expenses	1,868.6	52.8	1,921.4

Pre-tax income (loss)(1)	$510.0	$(53.1)	$456.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. Segment Information (Continued)

	Insurance Operations	Other Operations	Total
	($ in millions)
Year ended December 31, 2008
Earned premiums	$1,879.0	$—	$1,879.0
Net investment income	152.8	11.6	164.4
Net realized and unrealized investment losses	(760.5)	(3.1)	(763.6)
Net other revenues (expenses)	14.0	(0.2)	13.8

Total revenues	1,285.3	8.3	1,293.6

Loss and LAE	1,126.2	—	1,126.2
Policy acquisition expenses	368.3	—	368.3
Other underwriting expenses	290.8	—	290.8
General and administrative expenses	10.5	8.1	18.6
Accretion of fair value adjustment to loss and LAE reserves	—	12.0	12.0
Interest expense on debt	3.5	41.4	44.9
Interest expense—dividends on preferred stock subject to mandatory redemption	—	11.8	11.8
Interest expense—accretion on preferred stock subject to mandatory redemption	—	21.6	21.6

Total expenses	1,799.3	94.9	1,894.2

Pre-tax loss(1)	$(514.0)	$(86.6)	$(600.6)

Year ended December 31, 2007
Earned premiums	$1,873.6	$—	$1,873.6
Net investment income	184.5	24.0	208.5
Net realized and unrealized investment gains (losses)	174.5	(0.8)	173.7
Net other revenues (expenses)	19.2	(2.0)	17.2

Total revenues	2,251.8	21.2	2,273.0

Loss and LAE	1,089.8	—	1,089.8
Policy acquisition expenses	318.9	—	318.9
Other underwriting expenses	329.4	—	329.4
General and administrative expenses	(0.8)	6.9	6.1
Accretion of fair value adjustment to loss and LAE reserves	—	16.0	16.0
Interest expense on debt	3.2	42.0	45.2
Interest expense—dividends on preferred stock subject to mandatory redemption	—	29.3	29.3
Interest expense—accretion on preferred stock subject to mandatory redemption	—	36.1	36.1

Total expenses	1,740.5	130.3	1,870.8

Pre-tax income (loss)(1)	$511.3	$(109.1)	$402.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. Segment Information (Continued)

	Insurance Operations	Other Operations	Total
	($ in millions)
December 31, 2009
Total investments	$3,989.9	$52.9	$4,042.8
Reinsurance recoverable on paid and unpaid losses	2,399.3	(190.5)	2,208.8
Total assets	7,690.6	(158.6)	7,532.0
Loss and LAE reserves	4,125.3	(190.5)	3,934.8
Total liabilities	5,660.0	423.9	6,083.9
Total OneBeacon's shareholders' equity	2,011.5	(582.5)	1,429.0
Total OneBeacon's shareholders' equity and noncontrolling interests	2,030.6	(582.5)	1,448.1
December 31, 2008
Total investments	$3,653.3	$158.2	$3,811.5
Reinsurance recoverable on paid and unpaid losses	2,730.1	(205.1)	2,525.0
Total assets	7,962.7	(21.9)	7,940.8
Loss and LAE reserves	4,504.5	(210.5)	4,294.0
Total liabilities	6,241.8	526.7	6,768.5
Total OneBeacon's shareholders' equity	1,703.7	(548.6)	1,155.1
Total OneBeacon's shareholders' equity and noncontrolling interests	1,720.9	(548.6)	1,172.3

(1)
Includes income from noncontrolling interests.

        OneBeacon currently manages its Insurance Operations segment through a specialty lines underwriting unit and a personal lines underwriting unit, nearly all of which is subject to the personal lines transaction described below. See Note 20. The Insurance Operations segment also includes run-off business, which primarily consists of non-specialty commercial lines business which is being transferred to The Hanover, as described in Note 2, and other run-off business.

        OneBeacon's specialty lines underwriting unit is a collection of niche insurance businesses, including professional liability products, marine insurance, collectors cars and boats, property and inland marine, tuition reimbursement, excess property and accident & health products, as well as property and casualty insurance coverages tailored to industry groups such as technology, financial services, entertainment, sports and leisure industries and government entities. OneBeacon's personal lines underwriting unit provides homeowners, automobile and combination insurance policies. The personal lines underwriting unit also includes AutoOne, a subsidiary within OneBeacon that offers products and services to assigned risk markets. OneBeacon's Insurance Operations segment also includes run-off which consists of non-specialty commercial lines business included in the Commercial Lines Transaction, as well as national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group ("Liberty Mutual") effective November 1, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. Segment Information (Continued)

        The following tables provide ratios, net written premiums and earned premiums for OneBeacon's Insurance Operations by major underwriting unit and in total for the years ended December 31, 2009, 2008, and 2007:

	Specialty(1)	Personal	Run-off(2)	Total
	($ in millions)
Year ended December 31, 2009
Ratios:
Loss and LAE	43.9%	75.7%	61.1%	57.3%
Expense	39.6	31.2	39.6	37.1

Total GAAP combined	83.5%	106.9%	100.7%	94.4%

Net written premiums	$946.2	$508.7	$451.8	$1,906.7
Earned premiums	917.9	567.9	473.7	1,959.5
Year ended December 31, 2008
Ratios:
Loss and LAE	48.3%	64.0%	71.7%	59.9%
Expense	36.8	31.9	36.6	35.1

Total GAAP combined	85.1%	95.9%	108.3%	95.0%

Net written premiums	$836.9	$618.7	$507.5	$1,963.1
Earned premiums	730.0	640.8	508.2	1,879.0
Year ended December 31, 2007
Ratios:
Loss and LAE(3)	35.6%	57.2%	88.4%	58.2%
Expense	32.0	33.6	39.3	34.6

Total GAAP combined(3)	67.6%	90.8%	127.7%	92.8%

Net written premiums	$654.0	$690.4	$520.0	$1,864.4
Earned premiums	643.6	725.0	505.0	1,873.6

(1)
Specialty lines now includes Technology, Financial Services, OneBeacon Specialty Property and Property and Inland Marine which were formerly reported in commercial lines. Prior periods have been reclassified to conform to the current presentation.

(2)
Run-off includes non-specialty commercial lines business subject to the Commercial Lines Transaction and other run-off business. Prior periods have been reclassified to conform to the current presentation.

(3)
During the fourth quarter of 2007, the Company reallocated reserves from ongoing lines of business to run-off. This had the effect of lowering the loss and LAE and GAAP combined ratios for specialty and personal lines but had no net impact on overall results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Variable Interest Entities

Reciprocals

        Reciprocals are not-for-profit, policyholder-owned insurance carriers organized as unincorporated associations. Each policyholder insured by the reciprocal shares risk with the other policyholders. Policyholders share profits and losses in the same proportion as the amount of insurance purchased but are not subject to assessment for net losses of the reciprocal.

        OneBeacon has capitalized three reciprocals by loaning funds to them in exchange for surplus notes. In 2002, OneBeacon formed New Jersey Skylands Management LLC ("NJSM") to provide management services for a fee to New Jersey Skylands Insurance Association, a reciprocal, and its wholly-owned subsidiary New Jersey Skylands Insurance Company (together, "New Jersey Skylands Insurance"). New Jersey Skylands Insurance was capitalized with a $31.3 million surplus note issued to OneBeacon in 2002. OneBeacon also loaned $0.2 million to New Jersey Skylands Insurance in the form of a security deposit. New Jersey Skylands Insurance began writing personal automobile coverage for new customers in August 2002. In 2004, OneBeacon formed Houston General Management Company to provide management services for a fee to another reciprocal, Houston General Insurance Exchange. During 2004, OneBeacon contributed $2.0 million of capital to Houston General Insurance Exchange. In 2005, OneBeacon contributed one of its subsidiaries, Houston General Insurance Company with assets of $149.4 million and liabilities of $127.6 million, to Houston General Insurance Exchange (together "Houston General Insurance"). Subsequent to the contribution of Houston General Insurance Company, Houston General Insurance Exchange issued a surplus note of $23.7 million to OneBeacon. In November 2005, Houston General Insurance commenced writing personal automobile business in Arizona. In September 2007, OneBeacon notified agents that it planned to seek regulatory approval of a withdrawal plan to cease writing business in all states where Houston General Insurance Exchange, a reciprocal, wrote business. In 2006, Adirondack AIF, LLC, a wholly-owned subsidiary of OneBeacon, entered into an agreement to provide management services for a fee to Adirondack Insurance, a reciprocal. Adirondack Insurance was capitalized with a $70.7 million surplus note issued to OneBeacon in May 2006. Adirondack Insurance began writing personal automobile and homeowners business in August 2006. Principal and interest on the surplus notes are repayable to OneBeacon only with regulatory approval. The obligation to repay principal on the notes is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. OneBeacon has no ownership interest in New Jersey Skylands Insurance, Houston General Insurance or Adirondack Insurance.

        Under the provisions of ASC 810, OneBeacon has determined that each of the reciprocals qualifies as a VIE. Further, OneBeacon has determined that it is the primary beneficiary and accordingly, consolidates all three reciprocals. New Jersey Skylands Insurance was consolidated on March 31, 2004 upon adoption of ASC 810 and Houston General Insurance Exchange and Adirondack Insurance were consolidated upon inception.

        At December 31, 2009 and 2008, consolidated amounts related to New Jersey Skylands Insurance included total assets of $134.9 million and $119.0 million, respectively, and total liabilities of $154.8 million and $140.3 million, respectively. At December 31, 2009, the net amount of capital at risk is equal to the surplus note of $31.3 million less the accumulated losses as of December 31, 2009 of $19.9 million which includes accrued interest on the surplus note of $22.9 million which eliminates in consolidation.

        At December 31, 2009 and 2008, consolidated amounts related to Houston General Insurance included total assets of $111.4 million and $142.4 million, respectively, and total liabilities of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Variable Interest Entities (Continued)

$127.2 million and $157.5 million, respectively. At December 31, 2009, the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses as of December 31, 2009 of $15.8 million which includes accrued interest on the surplus note of $12.0 million which eliminates in consolidation.

        At December 31, 2009 and 2008, amounts related to Adirondack Insurance included total assets of $281.0 million and $250.3 million, respectively, and total liabilities of $280.9 million and $264.3 million, respectively. At December 31, 2009, the net amount of capital at risk is equal to the surplus note of $70.7 million plus the accumulated earnings as of December 31, 2009 of $0.1 million which includes accrued interest on the surplus note of $28.0 million which eliminates in consolidation.

NOTE 15. Fair Value of Financial Instruments

        SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", subsequently codified within ASC 825, requires disclosure of fair value information of financial instruments. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Certain financial instruments are excluded from disclosure, including insurance contracts, other than financial guarantees and investment contracts. OneBeacon carries its financial instruments on its balance sheet at fair value with the exception of its fixed-rate, long-term indebtedness.

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

        At December 31, 2009 and 2008, the fair value of OneBeacon's Senior Notes (its fixed-rate, long-term indebtedness) was $605.8 million and $483.3 million, respectively, which compared to a carrying value of $606.5 million and $675.1 million, respectively.

        In December 2005, OneBeacon entered into a mortgage note with a variable interest rate based on 30-day LIBOR. At December 31, 2008, the carrying value of the note of $40.8 million was considered to approximate its fair value. OneBeacon repaid the mortgage note in its entirety in May 2009. Refer to Note 6.

        In March 2004, OneBeacon issued the Atlantic Specialty Note. At December 31, 2009 and 2008, the carrying value of the note of $14.0 million and $16.0 million, respectively, was considered to approximate its fair value.

NOTE 16. Related Party Disclosures

White Mountains

        During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company's common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2009, White Mountains owned 75.4% of the Company's outstanding common shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Related Party Disclosures (Continued)

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

        Included within the Separation Agreement is a provision which indemnifies the Company from an increase in income taxes which result from certain transactions that took place prior to the initial public offering ("Tax Make Whole Arrangements"). This provision also states that any excess taxes and interest recorded in the contingency reserve will be payable to White Mountains if a final determination results in less cash payment to the government for taxes and interest. On December 9, 2009, the Company made a payment of $8.4 million to White Mountains due to the final determination of the 2003 and 2004 federal income tax examination.

        Prior to entering into the Separation Agreement, a number of these matters were governed by informal arrangements between OneBeacon and White Mountains. For the years ended December 31, 2009, 2008 and 2007, OneBeacon recorded expenses of $0.6 million, $0.7 million and $1.0 million, respectively and recorded revenues of $2.6 million, $2.1 million and $3.3 million, respectively, for services under the Separation Agreement that OneBeacon received from or provided to White Mountains and its subsidiaries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Related Party Disclosures (Continued)

Investment Management Agreement with WM Advisors

        Prior to the initial public offering, White Mountains Advisors LLC (WM Advisors) managed the majority of OneBeacon's investments, including the investments of the employee benefit plan portfolios. Prospector served as a discretionary advisor with respect to certain assets, specifically publicly-traded common equity and convertible securities, through a sub-advisory agreement with WM Advisors.

        Subsequent to the initial public offering, under agreements dated as of November 2006 and November 2007, WM Advisors supervises and directs the fixed income and other investments portions of OneBeacon's investment portfolio in accordance with the investment objectives, policies and restrictions described in OneBeacon's investment guidelines (the "Investment Guidelines"), as well as the majority of the investments of the employee benefit plan portfolios.

        Under the agreements, WM Advisors has full discretion and authority to make all investment decisions in respect of the fixed income and other investments portions of OneBeacon's investment portfolio, and, until the fourth quarter of 2009, the portfolios of the employee benefit plans on OneBeacon's behalf and at OneBeacon's sole risk, and to do anything which WM Advisors deems is required, appropriate or advisable in connection with the foregoing, subject to and in accordance with Investment Guidelines. The assets of OneBeacon's portfolio, as well as the portfolios of the employee benefits plans, are held in one or more separately identifiable accounts in the custody of a bank or similar entity designated by OneBeacon and acceptable to WM Advisors. OneBeacon is responsible for custodial arrangements and the payment of all custodial charges and fees. OneBeacon has agreed to pay annual investment management fees generally based on the quarter-end market values held under custody as set forth in the table below:

Assets Under Management	Annual Fee
Investment Grade Fixed Income:
—Up to $999 million	10.0 basis points
(0.1% or 0.001)
—Next $1 - $1.999 billion	8.5 basis points
—Amounts over $2 billion	7.5 basis points
High Yield Fixed Income	25.0 basis points
Hedge Funds, Limited Partnerships and Private Equity Funds	100.0 basis points

        OneBeacon incurred $6.9 million, $7.9 million and $8.7 million, respectively, in total fees for investment management services provided by WM Advisors under these investment management agreements during the years ended December 31, 2009, 2008 and 2007. WM Advisors is paid a quarterly fee for treasury management services computed at the annual rate of 1.75 basis points (0.0175%) of the aggregate value of net assets on an annual basis. OneBeacon incurred $0.7 million, $0.6 million and $0.8 million, respectively, in treasury management fees during the years ended December 31, 2009, 2008 and 2007.

        The agreements provided for an initial fixed term of three years, which was extended by OneBeacon for an additional two year term. During such term, the WM Advisors agreement is terminable by OneBeacon only (i) for cause (including material non-performance by WM Advisors), (ii) if there is a change in control of WM Advisors (for this purpose, a change in control represents 50% or greater change in voting interest of WM Advisors), or (iii) if White Mountains' voting interest in the Company falls below 50%. Following the end of the initial term and any extensions, the agreements may be terminated by either party on 60 days written notice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Related Party Disclosures (Continued)

        In July 2009, WM Advisors notified OneBeacon that it intended to terminate the investment management agreements with respect to the management of the employee benefit plan portfolios. As described above, Prospector served as discretionary advisor with respect to the publicly-traded common equity and convertible securities portion of the employee benefit plan portfolios through a sub-advisory agreement with WM Advisors. WM Advisors was also the investment manager for three proprietary funds offered in the KSOP and had appointed Prospector through a sub-advisory agreement to manage two of those funds. Effective November 1, 2009 and December 1, 2009, the investment management agreements between OneBeacon and WM Advisors related to the defined benefit plan portfolios and the KSOP, respectively, were terminated. Concurrent with those terminations, the sub-advisory agreements with Prospector were terminated and new investment management agreements were entered into with Prospector to manage the portfolios of the Qualified Plan and the KSOP. See "Related Party Disclosures—Prospector".

OBH Guarantee

        White Mountains has provided and, pursuant to the Separation Agreement, continues to provide an irrevocable and unconditional guarantee as to the payment of principal and interest (the "Guarantee") on the OBH 5.875% Senior Notes due 2013. See Note 6.

        In consideration of this Guarantee, OneBeacon has agreed to pay a specified fee to White Mountains in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. Such payment will be made on a semi-annual basis in arrears. OneBeacon has further agreed that if White Mountains' voting interest in the Company ceases to represent more than 50% of all of OneBeacon's voting securities, OneBeacon will redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains' obligations under the Guarantee (the "Guarantee Elimination"). White Mountains has agreed to provide written notice to OneBeacon when its voting interest in the Company has been reduced below 50%. OneBeacon shall have 180 days from the receipt of such notification to complete the Guarantee Elimination. If the Guarantee Elimination is not completed within the initial 180-day period, the Guarantee fee shall increase by 200 basis points. The Guarantee fee shall further increase by 100 basis points for each subsequent 90-day period thereafter, up to a maximum Guarantee fee of 425 basis points, until the Guarantee Elimination has been completed. All expenses associated with the elimination of the Guarantee will be borne by OneBeacon. The Company incurred $1.7 million, $1.7 million and $1.8 million, respectively, in fees for the provision of the Guarantee during the years ended December 31, 2009, 2008 and 2007.

        White Mountains has two revolving credit facilities which provide for borrowing up to a maximum of $450.8 million and which contain restrictive financial covenants. The indenture documents governing the Senior Notes provide that if White Mountains as guarantor of the Senior Notes has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, there is a default under the Senior Notes (commonly referred to as a "cross default"). Therefore, if White Mountains were to breach its financial covenants in its revolving credit facilities, an event of default would result, which would allow lenders to declare all amounts owed under the revolving credit facilities to be immediately due and payable. A failure to pay the amounts owed under the revolving credit facilities would result in a trigger of the cross default provisions in the indenture documents governing the Senior Notes resulting in a required repayment of the Senior Notes. As of December 31, 2009, the facilities were undrawn.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Related Party Disclosures (Continued)

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

Esurance Claims Administration Services

        Esurance Insurance Services, Inc., a subsidiary of White Mountains ("Esurance Insurance"), and NJSM, a subsidiary of the Company, entered into a Transition Services Agreement (the "Transition Services Agreement") dated as of June 28, 2007 and a related Termination Agreement (the "Termination Agreement") dated as of the same date. The Termination Agreement terminated a Claims Administration Agreement (the"Claims Administration Agreement") dated as of February 1, 2005 between Esurance Insurance and NJSM pursuant to which NJSM had been providing claims administration services to Esurance Insurance in the State of New Jersey. Pursuant to the Transition Services Agreement, NJSM provided certain transition services to Esurance Insurance during the period from July 2, 2007 through May 2009. NJSM provided the following services to Esurance Insurance pursuant to the Transition Services Agreement: facilities and building services (cubicles, office furniture, common space, conference rooms, telecommunications equipment and services, building management services and mailroom services) and IT services (network connections and voice and telecommunications services). For the years ended December 31, 2009, 2008 and 2007, Esurance Insurance paid NJSM $0.1 million, $0.3 million and $0.1 million, respectively, under the Transition Services Agreement. For the year ended December 31, 2007, Esurance Insurance paid NJSM $1.2 million under the Claims Administration Agreement.

Esurance Insurance Claims Counsel Services

        From time to time, the Company provides staff counsel services to Esurance Insurance. The Company's staff counsel defends Esurance Insurance policyholders when the policyholders are sued by third party tort plaintiffs arising from automobile accidents. The hourly cost of the staff counsels' time is charged to Esurance Insurance. For each of the years ended December 31, 2009, 2008 and 2007, OBIC had billed Esurance Insurance $0.1 million for counsel services.

Esurance Sublease

        OBIC subleases to Esurance Insurance approximately 4,200 square feet of an approximately 14,000 square foot office facility in Brooklyn, NY. The sublease term commenced August 15, 2008 and terminates on November 29, 2014. Esurance Insurance has the option to sublease an additional 3,000 square feet of the office space if available on the same terms and conditions as the original sublease except that the monthly rental payment would increase. In addition, Esurance Insurance has the right of first refusal on the remainder of the office space on terms and conditions to be agreed upon by the parties. During the years ended December 31, 2009 and 2008, Esurance Insurance paid OBIC $0.2 million and $0.1 million, respectively, for the office space. During the year ended December 31, 2008, Esurance Insurance also purchased office equipment and furniture from OBIC for approximately $22,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Related Party Disclosures (Continued)

Esurance Brokerage Commission

        During the year ended December 31, 2009, AutoOne assisted Esurance Insurance with the sale of approximately $5 million of excess 2009 New York take-out credits and received a fee of $15,000. During the year ended December 31, 2008, AutoOne assisted Esurance Insurance with the sale of $6.1 million of excess 2008 New York take-out credits and received a fee of $195,200. Various states have assigned risks pools which provide automobile insurance for individuals unable to secure coverage in the voluntary market. Insurers are obligated to accept future assignments from state assigned risk pools as a condition of maintaining a license to write automobile business in the state. However, insurers may satisfy their assigned risk obligations by utilizing various credits (including take-out credits).

Sale of HCIC to Esurance Holdings, Inc.

        During the third quarter of 2006, OneBeacon sold one of its inactive licensed subsidiaries, Homeland Central Insurance Company ("HCIC"), to Esurance Holdings, Inc. ("Esurance Holdings"), a subsidiary of White Mountains. HCIC was renamed Esurance Insurance Company of New Jersey ("Esurance Insurance NJ"). In connection with the sale, Esurance Holdings agreed to pay $2.9 million of the total purchase price in periodic annual installments based upon a percentage of an annually recognized tax benefit with respect to premium tax in the state of New Jersey. Because of the license held by HCIC in New Jersey, Esurance Insurance NJ is entitled to a tax benefit that results in a reduction in the amount of annual state premium tax due on premiums written in New Jersey. In March 2009, after the filing of its New Jersey premium tax return, Esurance Insurance NJ paid OneBeacon approximately $0.4 million. In April 2008, after the filing of its New Jersey premium tax return, Esurance Insurance NJ paid OneBeacon approximately $0.1 million.

OFAC Compliance Services Agreement between OneBeacon Insurance Company and Esurance Insurance Company

        The U.S. Department of the Treasury Office of Foreign Assets Control ("OFAC") rules prohibit U.S. businesses from providing services to terrorists, drug traffickers, and others engaged in activities related to the proliferation of weapons of mass destruction and threats to the national security, foreign policy or economy of the United States in order to enforce U.S. foreign policy including economic and trade sanctions. In November 2009, OBIC entered into an OFAC Compliance Services Agreement with Esurance pursuant to which OBIC will continue to assist Esurance with its compliance with OFAC rules and regulations. Prior to entry into the OFAC Compliance Services Agreement, OBIC provided OFAC compliance services to Esurance pursuant to the Separation Agreement. The fees paid by Esurance to OBIC pursuant to the Separation Agreement are included under "Related Party Disclosures—Separation Agreement" above.

Tax Payment by OneBeacon U.S. Financial Services, Inc. to White Mountains Re Holdings

        Certain members of the White Mountains Re Holdings ("WMRe") group were part of OBFS' consolidated tax group in 2004. After leaving the group in November 2004, a tax loss was incurred in 2005 that could be carried back to the OBFS 2004 tax return. The carryback generated a refund of $25.6 million from the IRS that was paid to WMRe upon receipt in 2006. As a result of the settlement of the federal income tax examination for 2004, additional 2005 losses were used to reduce the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Related Party Disclosures (Continued)

additional tax payment due to the IRS. OBFS paid WMRe $1.7 million in December 2009 for these additional losses.

Tax Payment from WM Advisors to OneBeacon U.S. Financial Services, Inc.

        In December 2009, WM Advisors made a tax payment to OBFS in connection with the settlement of the federal income tax examination for 2003 and 2004 in the amount of $3.2 million.

Tax Payment from OneBeacon U.S. Financial Services, Inc. to White Mountains, Inc.

        In December 2009, OBFS made a payment to White Mountains, Inc. in connection with the settlement of the federal income tax examination for 2003 and 2004 in the amount of $0.5 million.

Purchase of State Premium Tax Credits

        In May and June 2008, respectively, OneBeacon Midwest Insurance Company and the Employers' Fire Insurance Company purchased $1.1 million of Connecticut premium tax credits from White Mountains Capital, Inc. and Folksamerica Holding Company, Inc. for approximately $0.9 million.

Federal Insurance Indemnity

        In December 2003, White Mountains and Fund American Companies, Inc., now OBH, entered into a General Agreement of Indemnity with Federal Insurance Company ("Federal"), under which Federal agreed to execute judicial and similar bonds on behalf of White Mountains and OBH and their respective subsidiaries. Under the General Agreement of Indemnity, White Mountains and OBH agreed to jointly and severally indemnify Federal for any losses under the bonds. Included within the Separation Agreement is a provision under which each of White Mountains and the Company will indemnify the other for losses arising out of or in connection with bonds to the extent for the benefit of White Mountains or the Company, respectively. As of November 2006, the Company entered into a new agreement with Federal providing a similar bonding capacity to which White Mountains is not a party. At December 31, 2009, total exposure under the General Agreement of Indemnity for outstanding bonds was $1.6 million, of which $1.3 million related to bonds issued on behalf of OBH or its subsidiaries.

        At December 31, 2008, total exposure under the General Agreement of Indemnity for outstanding bonds was $0.4 million, of which $0.1 million related to bonds issued on behalf of OBH or its subsidiaries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Related Party Disclosures (Continued)

Prospector

Investment Management Agreement with Prospector

        Prior to the initial public offering, Prospector managed most of the publicly-traded common equity and convertible securities in OneBeacon's portfolio, as well as certain assets of the employee benefit plan portfolios, through a sub-advisory agreement with WM Advisors.

        In connection with the initial public offering, OneBeacon entered into an investment management agreement with Prospector in November 2006, as amended in November 2007, pursuant to which Prospector supervises and directs the publicly-traded common equity and convertible securities portion of OneBeacon's investment portfolio in accordance with the investment objectives, policies and restrictions described in OneBeacon's investment guidelines. Under the agreement, Prospector has discretion and authority with respect to the portfolio it manages for OneBeacon that is substantially similar to WM Advisors' discretion and authority under its agreements. The assets of OneBeacon's portfolio are held in one or more separately identifiable accounts in the custody of a bank or similar entity designated by OneBeacon and acceptable to Prospector. OneBeacon is responsible for custodial arrangements and the payment of all custodial charges and fees. For the years ended December 31, 2009, 2008 and 2007, OneBeacon incurred $3.6 million, $4.2 million and $4.3 million, respectively, in fees for investment management services provided by Prospector.

        Under the Prospector investment management agreement, OneBeacon pays annual management fees to Prospector based on aggregate net assets under management according to the following schedule: 1.00% on the first $200 million; 0.50% on the next $200 million; and 0.25% on amounts over $400 million. The agreement had an initial fixed term of three years, which was extended by OneBeacon for an additional two year term. The agreement is terminable by OneBeacon only (i) for cause (including material non-performance by Prospector), (ii) if either John D. Gillespie or Richard P. Howard are no longer affiliated with Prospector, (iii) if there is a change in control of Prospector (for this purpose, a change in control represents 50% or greater change in voting interest of Prospector), or (iv) if White Mountains' voting interest in the Company falls below 50%. Following the end of the initial term and any extensions, the Prospector agreement may be terminated by either party on 60 days written notice. OneBeacon reviews periodically the performance of and the fees paid to Prospector under the agreement.

        Prospector served as a discretionary advisor to WM Advisors under sub-advisory agreements with respect to specified assets in OneBeacon's employee benefit plan portfolios until the fourth quarter of 2009. As described above under "Related Party Disclosures—WM Advisors", in July 2009, WM Advisors notified OneBeacon that it intended to terminate the investment management agreements pursuant to which WM Advisors provided services with respect to the employee benefit plan portfolios. Effective as of November 1, 2009, the Qualified Plan entered into a new investment management agreement with Prospector with respect to the management of the plan assets. Effective as of December 1, 2009, OBIC, the sponsor of the KSOP, entered into a new investment management agreement with Prospector with respect to the management of two proprietary funds under the KSOP.

        Richard P. Howard, a portfolio manager of Prospector, is a director of the Company.

Prospector Managed Limited Partnerships

        At December 31, 2009 and 2008, OneBeacon had $41.6 million and $38.9 million, respectively, invested in limited partnerships managed by Prospector. Under the limited partnership agreements,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Related Party Disclosures (Continued)

Prospector serves as general partner and general manager of the funds and is paid a management fee by OneBeacon. In addition, OneBeacon allocates a portion of its earnings from OneBeacon's limited partnership interests to Prospector as an incentive fee. For the years ended December 31, 2009, 2008 and 2007, OneBeacon incurred $0.4 million, $0.4 million and $0.4 million, respectively, in management fees and $0.3 million, $0.1 million and $0.9 million, respectively, in incentive fees.

NOTE 17. Commitments and Contingencies

        OneBeacon leases certain office space under noncancellable operating leases expiring at various dates through 2020. Rental expense for all of OneBeacon's locations was approximately $20.3 million, $21.0 million and $28.0 million, respectively, for the years ended December 31, 2009, 2008 and 2007. In addition, OneBeacon has accrued $1.7 million, $1.3 million and $5.4 million, respectively, for the years ended December 31, 2009, 2008 and 2007 net of anticipated sub-lease income for leased space which OneBeacon has ceased using. OneBeacon also has various other lease obligations which are immaterial in the aggregate.

        OneBeacon's future annual minimum rental payments required under noncancellable leases primarily for office space are $13.3 million, $11.4 million, $9.4 million, $6.4 million and $11.5 million for 2010, 2011, 2012, 2013 and 2014 and thereafter, respectively.

        OneBeacon has future binding commitments to fund certain limited partnership and hedge fund investments. These commitments, which do not have fixed funding dates, totaled $46.5 million as of December 31, 2009.

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

        Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with ASC 405, OneBeacon's insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary's policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2009, the reserve for such assessments at OneBeacon's insurance subsidiaries totaled $17.2 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. Commitments and Contingencies (Continued)

        On July 24, 2008, OneBeacon and Liberty Mutual entered into a Confidential Settlement Agreement and Release (the "Settlement Agreement") that resolved nearly four years of arbitration and litigation. The disputes concerned amounts which Liberty Mutual asserted were due to it under agreements with OneBeacon (the "Liberty Agreements") for unallocated loss adjustment expenses and amounts which OneBeacon asserted were due to it related to claims administration and reinsurance. The Settlement Agreement represents a full and final resolution of the disputes related to the Liberty Agreements.

        In connection with the Settlement Agreement, OneBeacon took a pre-tax charge in the amount of $9.2 million in the second quarter of 2008, representing a part of the cost of the settlement. OneBeacon made a cash payment to Liberty Mutual in the amount of $16.0 million on July 30, 2008. No further charges or payments were made with respect to the disputed matters.

NOTE 18. Earnings per Share

        Basic and diluted earnings (loss) per share amounts have been determined in accordance with SFAS No. 128, "Earnings per Share", subsequently codified as ASC 260. During the second quarter of 2009 and 2008, 26,851 shares and 4,103 shares, respectively, of the Company's Class A common shares were awarded to certain non-employee directors of the Company's Board in lieu of their 2009 and 2008 annual cash retainers. During the third quarter of 2007, the Company began a share repurchase program. Since the inception of this program, the Company has repurchased and retired 5.0 million of its Class A common shares. During the year ended December 31, 2009, no shares were repurchased. During the years ended December 31, 2008 and 2007, the Company repurchased and retired 3.4 million and 1.6 million, respectively, of its Class A common shares for $68.8 million and $33.0 million, respectively.

	2009	2008	2007
Basic earnings (loss) attributable to OneBeacon's shareholders (in millions):
Net income (loss) attributable to OneBeacon's shareholders	$342.0	$(382.7)	$250.6
Weighted average shares outstanding	95.1	95.9	99.8
Diluted earnings (loss) attributable to OneBeacon's shareholders (in millions):
Net income (loss) attributable to OneBeacon's shareholders	$342.0	$(382.7)	$250.6
Weighted average shares outstanding	95.1	95.9	99.8
Basic earnings (loss) per share attributable to OneBeacon's shareholders (in dollars):
Net income (loss) attributable to OneBeacon's shareholders	$3.60	$(3.99)	$2.51
Diluted earnings (loss) per share attributable to OneBeacon's shareholders (in dollars):
Net income (loss) attributable to OneBeacon's shareholders	$3.60	$(3.99)	$2.51

NOTE 19. Share Repurchase Program

        On August 22, 2007, the Company's Board authorized the Company to repurchase up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the year ended December 31, 2009, no shares were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Share Repurchase Program (Continued)

repurchased. During the years ended December 31, 2008 and 2007, the Company repurchased and retired 3.4 million and 1.6 million, respectively, of its Class A common shares for $68.8 million and $33.0 million, respectively.

NOTE 20. Subsequent Events

        On February 2, 2010, OneBeacon entered into a definitive agreement to sell its personal lines business to Tower Group, Inc. The transaction includes two insurance companies containing the personal lines business, and two attorneys-in-fact managing the reciprocals that write the personal lines business in New York and New Jersey. Net written premiums for the affected books total approximately $420 million for the year ended December 31, 2009. As consideration, OneBeacon will receive an amount equal to the statutory surplus in the reciprocals, including the par value of the surplus notes issued by the reciprocals to OneBeacon, the GAAP equity in the insurance companies and attorneys-in-fact, plus $32.5 million. All specialty lines, including the collector cars and boats business, and the personal lines assigned risk business written through AutoOne, will remain with OneBeacon. The sale is subject to certain state regulatory approvals.

        On February 24, 2010, the Board declared a dividend of $0.21 per common share, payable on March 31, 2010 to shareholders of record on March 17, 2010.

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

        We assessed the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2009. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, we have concluded that OneBeacon maintained effective internal control over financial reporting as of December 31, 2009.

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2009 as stated in their report which appears on page F-80.

February 26, 2010

/s/ T. MICHAEL MILLER T. Michael Miller President and Chief Executive Officer (Principal Executive Officer)	/s/ PAUL H. MCDONOUGH Paul H. McDonough Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OneBeacon Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of OneBeacon Insurance Group, Ltd. and its subsidiaries (the "Company") at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 26, 2010

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited)

        Selected quarterly financial data for 2009 and 2008 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2009 Three months ended				2008 Three months ended
Millions, except per share amounts	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$513.2	$654.8	$650.5	$559.8	$453.6	$508.4	$162.8	$168.8
Expenses	474.4	474.9	496.4	475.7	490.7	472.6	491.4	439.5

Pre-tax income (loss)	38.8	179.9	154.1	84.1	(37.1)	35.8	(328.6)	(270.7)
Tax (expense) benefit	(5.5)	(51.0)	(44.8)	(11.5)	13.9	(11.0)	117.7	99.0

Net income (loss) including noncontrolling interests	33.3	128.9	109.3	72.6	(23.2)	24.8	(210.9)	(171.7)
Less: Net (income) loss attributable to noncontrolling interests	(0.5)	(0.7)	(0.7)	(0.2)	(1.1)	(1.0)	0.6	(0.2)

Net income (loss) attributable to OneBeacon's shareholders	$32.8	$128.2	$108.6	$72.4	$(24.3)	$23.8	$(210.3)	$(171.9)

Net income (loss) per share:
Basic and diluted	$0.34	$1.35	$1.14	$0.76	$(0.25)	$0.25	$(2.21)	$(1.81)

SCHEDULE I

ONEBEACON INSURANCE GROUP, LTD.
SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2009

	Cost	Fair Value	Carrying Value
	($ in millions)
Investments:
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$519.4	$531.6	$531.6
Corporate bonds and asset-backed securities	2,282.3	2,361.9	2,361.9
States, municipalities and political subdivisions	2.5	2.6	2.6
Convertibles and bonds with warrants attached	153.7	170.2	170.2
Foreign governments	25.6	26.7	26.7
Redeemable preferred stocks	70.8	71.5	71.5

Total fixed maturities	3,054.3	3,164.5	3,164.5

Short-term investments	542.6	544.4	544.4
Common equity securities:
Banks, trust and insurance companies	73.9	82.3	82.3
Public utilities	10.8	10.6	10.6
Industrial, miscellaneous and other	91.6	94.7	94.7

Total common equity securities	176.3	187.6	187.6
Other investments	122.8	146.3	146.3

Total investments	$3,896.0	$4,042.8	$4,042.8

SCHEDULE II

ONEBEACON INSURANCE GROUP, LTD.
(Registrant Only)
CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	($ in millions)
Assets:
Investments	$1.0	$—
Investments in consolidated subsidiaries	1,450.0	1,173.6

Total assets	$1,451.0	$1,173.6

Liabilities	$2.9	$1.3

OneBeacon's shareholders' equity	1,429.0	1,155.1
Noncontrolling interests	19.1	17.2

Total OneBeacon's shareholders' equity and noncontrolling interests	1,448.1	1,172.3

Total liabilities, OneBeacon's shareholders' equity and noncontrolling interests	$1,451.0	$1,173.6

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Revenues	$—	$0.1	$0.4
Expenses	7.5	7.0	6.5

Pre-tax loss	(7.5)	(6.9)	(6.1)
Income tax expense	—	(0.1)	—

Net loss	(7.5)	(7.0)	(6.1)
Equity in earnings (loss) from consolidated subsidiaries including noncontrolling interests	351.6	(374.0)	260.4

Consolidated net income (loss) including noncontrolling interests	344.1	(381.0)	254.3
Less: Net income attributable to noncontrolling interests	(2.1)	(1.7)	(3.7)

Consolidated net income (loss) attributable to OneBeacon's' shareholders	342.0	(382.7)	250.6
Other comprehensive net income and loss items, after tax	18.8	(25.5)	(5.8)

Consolidated comprehensive net income (loss) attributable to OneBeacon's' shareholders	$360.8	$(408.2)	$244.8

 CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008	2007
	($ in millions)
Consolidated net income (loss) including noncontrolling interests	$344.1	$(381.0)	$254.3
Charges (credits) to reconcile net income (loss) to net cash from operations:
Undistributed (earnings) loss from consolidated subsidiaries including noncontrolling interests	(351.6)	374.0	(260.4)
Dividends received from subsidiaries	93.8	350.8	109.7
Net change in other assets and liabilities	3.0	0.4	(1.3)

Net cash provided from operations	89.3	344.2	102.3
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(1.0)	0.1	14.4

Net cash (used for) provided from investing activities	(1.0)	0.1	14.4
Cash flows from financing activities:
Repurchases and retirements of Class A common shares	—	(68.8)	(33.0)
Cash dividends paid to common shareholders	(79.9)	(275.5)	(83.7)
Distribution to White Mountains Insurance Group, Ltd.	(8.4)	—	—

Net cash used for financing activities	(88.3)	(344.3)	(116.7)

Net change in cash during the year	—	—	—
Cash balance at beginning of year	—	—	—

Cash balance at end of year	$—	$—	$—

SCHEDULE III

ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(1)	Benefits, claims, losses, and settlement expenses	Amortization of policy acquisition expenses	Other operating expenses	Premiums written
	($ in millions)
Years ended:
December 31, 2009:
Insurance Operations	$215.0	$4,125.3	$1,018.3	$—	$1,959.5	$127.4	$1,121.9	$398.3	$330.0	$1,906.7
Other Operations	—	(190.5)	—	—	—	—	—	—	—	—
December 31, 2008:
Insurance Operations	$225.5	$4,504.5	$1,088.2	$—	$1,879.0	$152.8	$1,126.2	$368.3	$290.8	$1,963.1
Other Operations	—	(210.5)	—	—	—	—	—	—	—	—
December 31, 2007:
Insurance Operations	$200.0	$4,718.8	$1,005.9	$—	$1,873.6	$184.5	$1,089.8	$318.9	$329.4	$1,864.4
Other Operations	—	(238.5)	—	—	—	—	—	—	—	—

(1)
The amounts shown exclude net investment (expense) income relating to non-insurance operations of $(1.9) million, $11.6 million and $24.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

SCHEDULE IV

ONEBEACON INSURANCE GROUP, LTD.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
Years ended:
December 31, 2009:
Insurance Operations	$2,122.4	$(229.7)	$66.8	$1,959.5	3.4%
Other Operations	—	—	—	—	—
December 31, 2008:
Insurance Operations	$2,078.0	$(252.6)	$53.6	$1,879.0	2.9%
Other Operations	—	—	—	—	—
December 31, 2007:
Insurance Operations	$2,017.3	$(198.4)	$54.7	$1,873.6	2.9%
Other Operations	—	—	—	—	—

SCHEDULE V

ONEBEACON INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS

	Column A	Column B	Column C	Column D	Column E
	Additions (subtractions)
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged (credited) to other accounts	Other additions (deductions) described(1)	Balance at end of period
	($ in millions)
Years ended:
December 31, 2009:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$16.6	$—	$—	$(0.8)	$15.8
Premiums receivable:
Allowance for uncollectible accounts	7.1	1.5	(1.8)	(0.5)	6.3
December 31, 2008:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances(2)	$12.7	$—	$5.2	$(1.3)	$16.6
Premiums receivable:
Allowance for uncollectible accounts(3)	18.5	2.0	(13.1)	(0.3)	7.1
December 31, 2007:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$13.4	$—	$—	$(0.7)	$12.7
Premiums receivable:
Allowance for uncollectible accounts	16.8	(1.0)	—	2.7	18.5

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

SCHEDULE VI

ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
								Claims and Claims Adjustment Expenses Incurred Related to
		Reserves for Unpaid Claims and Claims Adjustment Expenses									Paid Claims and Claims Adjustment Expenses
			Discount, if any, deducted in Column C							Amortization of deferred policy acquisition costs
Affiliation with registrant	Deferred acquisition costs				Unearned Premiums	Earned Premiums	Net investment income(3)	(1) Current Year	(2) Prior Year			Premiums written
	($ in millions)
Insurance Operations:
2009	$215.0	$4,125.3	$127.0	(1)	$1,018.3	$1,959.5	$127.4	$1,205.3	$(83.4)	$398.3	$1,176.1	$1,906.7
2008	225.5	4,504.5	142.1	(1)	1,088.2	1,879.0	152.8	1,188.2	(62.0)	368.3	1,198.3	1,963.1
2007	200.0	4,718.8	156.9	(1)	1,005.9	1,873.6	184.5	1,138.1	(48.3)	318.9	1,250.1	1,864.4
Other Operations:
2009	$—	$(190.5)	$190.5	(2)	$—	$—	$—	$—	$—	$—	$—	$—
2008	—	(210.5)	210.5	(2)	—	—	—	—	—	—	—	—
2007	—	(238.5)	238.5	(2)	—	—	—	—	—	—	—	—

(1)
The amounts shown represent OneBeacon's discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using an average discount rate which is determined based on various assumptions including consideration of when the claims will be settled (5.3%, 5.5% and 5.5% at December 31, 2009, 2008 and 2007).

(2)
The amounts shown exclude unamortized fair value adjustments to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of OBH's purchase of OneBeacon for the years ended December 31, 2009, 2008 and 2007, respectively.

(3)
The amounts shown exclude net investment (expense) income relating to non-insurance operations of $(1.9) million, $11.6 million and $24.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.