Form 10-Q
period 2011-03-31
OneBeacon Insurance Group, Ltd.
filed 2011-04-29
CIK 1369817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2011

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

As of April 27, 2011, 22,661,739 Class A common shares, par value of $0.01 per share, and 71,754,738 Class B common shares, par value of $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value (amortized cost $2,368.9 and $2,359.7)	$2,422.0	$2,415.5
Short-term investments, at amortized cost (which approximates fair value)	244.8	300.0
Common equity securities, at fair value (cost $253.3 and $237.2)	309.9	285.3
Convertible bonds, at fair value (amortized cost $82.6 and $82.2)	92.3	93.8
Other investments	163.0	171.4
Total investments	3,232.0	3,266.0
Cash	32.6	33.6
Reinsurance recoverable on unpaid losses	1,864.0	1,893.2
Reinsurance recoverable on paid losses	18.3	44.5
Premiums receivable	260.5	275.0
Deferred acquisition costs	112.0	114.5
Ceded unearned premiums	58.4	113.9
Net deferred tax asset	90.5	101.2
Investment income accrued	18.1	19.4
Accounts receivable on unsettled investment sales	15.3	5.4
Other assets	293.9	300.0
Total assets	$5,995.6	$6,166.7
Liabilities
Loss and LAE reserves	$3,224.7	$3,295.5
Unearned premiums	586.5	627.5
Debt	419.6	419.6
Ceded reinsurance payable	90.4	149.3
Accounts payable on unsettled investment purchases	52.9	14.1
Other liabilities	350.5	411.8
Total liabilities	4,724.6	4,917.8
OneBeacon’s common shareholders’ equity and noncontrolling interests
OneBeacon’s common shareholders’ equity:
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 94,416,477 shares)	1,000.6	1,000.5
Retained earnings	250.3	228.2
Accumulated other comprehensive income, after tax:
Other comprehensive income and loss items	0.4	0.3
Total OneBeacon’s common shareholders’ equity	1,251.3	1,229.0
Total noncontrolling interests	19.7	19.9
Total OneBeacon’s common shareholders’ equity and noncontrolling interests	1,271.0	1,248.9
Total liabilities, OneBeacon’s common shareholders’ equity and noncontrolling interests	$5,995.6	$6,166.7

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2011	2010
	($ in millions, except per share amounts)
Revenues
Earned premiums	$263.5	$453.2
Net investment income	21.0	28.3
Net realized and unrealized investment gains	23.1	42.4
Net other revenues (expenses)	0.8	(0.8)
Total revenues	308.4	523.1
Expenses
Loss and LAE	144.6	333.7
Policy acquisition expenses	51.0	97.5
Other underwriting expenses	52.4	74.2
General and administrative expenses	2.3	4.3
Interest expense on debt	6.3	9.1
Total expenses	256.6	518.8
Pre-tax income	51.8	4.3
Income tax expense	(9.5)	(4.0)
Net income including noncontrolling interests	42.3	0.3
Less: Net income attributable to noncontrolling interests	(0.4)	(0.3)
Net income attributable to OneBeacon’s common shareholders	41.9	—
Change in other comprehensive income and loss items	0.1	0.2
Comprehensive income attributable to OneBeacon’s common shareholders	$42.0	$0.2

Earnings per share attributable to OneBeacon’s common shareholders — basic and diluted
Net income attributable to OneBeacon’s common shareholders	$0.44	$0.00

Dividends declared and paid per OneBeacon’s common share	$0.21	$0.21

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

(Unaudited)

	OneBeacon’s Common Shareholders’ Equity
	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2011	$1,229.0	$1,000.5	$228.2	$0.3	$19.9
Net income	41.9	—	41.9	—	0.4
Accrued option expense	0.1	0.1	—	—	—
Repurchases and retirements of common shares	—	—	—	—	0.3
Dividends	(19.8)	—	(19.8)	—	(0.9)
Other comprehensive income, after tax	0.1	—	—	0.1	—
Balances at March 31, 2011	$1,251.3	$1,000.6	$250.3	$0.4	$19.7

	OneBeacon’s Common Shareholders’ Equity
	Common shareholders’ equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive (loss) income, after tax	Noncontrolling interests, after tax
	($ in millions)

Balances at January 1, 2010	$1,429.0	$1,009.7	$425.5	$(6.2)	$19.1
Net income	—	—	—	—	0.3
Accrued option expense	0.4	0.4	—	—	—
Repurchases and retirements of common shares	—	—	—	—	0.3
Dividends	(20.0)	—	(20.0)	—	(0.7)
Other comprehensive income, after tax	0.2	—	—	0.2	—
Balances at March 31, 2010	$1,409.6	$1,010.1	$405.5	$(6.0)	$19.0

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2011	2010
	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$42.3	$0.3
Charges (credits) to reconcile net income to cash flows used for operations:
Net realized and unrealized investment gains	(23.1)	(42.4)
Net other realized losses	—	0.5
Deferred income tax expense	10.6	13.5
Other operating items:
Net change in loss and LAE reserves	(70.8)	56.5
Net change in unearned premiums	(41.0)	(18.9)
Net change in ceded reinsurance payable	(58.9)	64.6
Net change in ceded unearned premiums	55.5	(62.6)
Net change in premiums receivable	14.5	9.9
Net change in reinsurance recoverable on paid and unpaid losses	55.4	(11.8)
Net change in other assets and liabilities	(46.2)	(38.8)
Net cash used for operations	(61.7)	(29.2)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	55.3	(524.4)
Maturities of fixed maturity investments	126.3	683.0
Sales of fixed maturity investments	395.9	286.5
Sales of common equity securities	15.6	11.3
Sales of convertible bonds	17.2	29.5
Distributions and redemptions of other investments	18.2	2.1
Purchases of fixed maturity investments	(528.6)	(297.7)
Purchases of common equity securities	(29.1)	(61.8)
Purchases of convertible bonds	(13.6)	(23.7)
Contributions for other investments	(3.5)	(12.5)
Net change in unsettled investment purchases and sales	28.9	(14.6)
Net acquisitions of property and equipment	(2.1)	(0.8)
Net cash provided from investing activities	80.5	76.9
Cash flows from financing activities:
Repayment of debt	—	(14.0)
Repurchases of debt	—	(13.1)
Cash dividends paid to common shareholders	(19.8)	(20.0)
Net cash used for financing activities	(19.8)	(47.1)
Net (decrease) increase in cash during period	(1.0)	0.6
Cash balance at beginning of period	33.6	44.8
Cash balance at end of period	$32.6	$45.4

Supplemental cash flows information:
Interest paid	$—	$0.4
Net tax payments to state and national governments	0.3	5.1

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

OneBeacon was acquired by White Mountains Insurance Group, Ltd. (“White Mountains”) from Aviva plc (“Aviva”) in 2001 (the “OneBeacon Acquisition”). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. As of March 31, 2011, White Mountains owned 76.0% of the Company’s common shares. Within this report, the term “OneBeacon” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company’s headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company’s U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.

OneBeacon’s reportable segments are Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations. The Specialty Insurance Operations segment is comprised of twelve underwriting units that are aggregated into three major underwriting units for financial reporting: Managing General Agency (“MGA”) Business, Specialty Industries and Specialty Products. OneBeacon’s Other Insurance Operations segment includes AutoOne Insurance (“AutoOne”), a division that offers products and services to assigned risk markets. Other Insurance Operations also includes the results of the non-specialty commercial lines business and the traditional personal lines business, other run-off business and certain purchase accounting adjustments relating to the OneBeacon Acquisition. Investing, Financing and Corporate Operations includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the top holding company, OneBeacon Insurance Group, Ltd., and the intermediate subsidiaries which include OneBeacon U.S. Enterprises Holdings, Inc. and OneBeacon U.S. Holdings, Inc. (“OBH”), both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda.

Historically, OneBeacon has offered a range of specialty, commercial and personal products and services, however, in the wake of recent transactions OneBeacon is now focused exclusively on specialty business. On December 3, 2009, OneBeacon sold the renewal rights to its non-specialty commercial lines business and on July 1, 2010, OneBeacon completed the sale of its traditional personal lines business (Note 2). To better align OneBeacon’s operating and reporting structure with its business profile as a result of the transactions, OneBeacon revised its segment structure into Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations, as described above. As part of the resegmentation, agency results for business written on OneBeacon paper for which OneBeacon has an ownership interest have been reclassified within the underwriting results. The prior period has been reclassified to conform to the current presentation. See Note 7.

All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments, consisting of a normal recurring nature, considered necessary by management to fairly present the financial position, results of operations and cash flows of OneBeacon. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2010 Annual Report on Form 10-K for a complete discussion regarding OneBeacon’s significant accounting policies. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

Recently Issued Accounting Pronouncements

Policy Acquisition Costs

On October 13, 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, codified within Accounting Standards Codification (“ASC”) 944. The new standard changes the types of policy acquisition costs that are eligible for deferral. Specifically, the new guidance limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, medical and inspection costs and sales force contract selling. ASU 2010-26 defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under the new guidance, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred.

ASU 2010-26 is effective for interim periods and annual fiscal years beginning after December 15, 2011 and may be applied prospectively or retrospectively. OneBeacon is in the process of determining the expected effect on its financial position, results of operations and cash flows upon adoption.

NOTE 2. Acquisitions and Dispositions

During the first quarter of 2011 and 2010, there were no acquisitions or dispositions.

On July 1, 2010, OneBeacon completed the sale of its traditional personal lines business (the “Personal Lines Transaction”) to Tower Group, Inc. (“Tower”) for consideration of $166.6 million. The Personal Lines Transaction included two insurance companies, York Insurance Company of Maine (“York”) and Massachusetts Homeland Insurance Company (“MHIC”), through which the majority of the traditional personal lines business was written on a direct basis, two attorneys-in-fact managing the reciprocal insurance exchanges (“reciprocals”) that wrote the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies. In addition, the Personal Lines Transaction included the execution of reinsurance agreements with certain subsidiaries of the Company pursuant to which OneBeacon cedes, on a 100% quota share basis, traditional personal lines business not directly written by York and MHIC and assumes, on a 100% quota share basis, non-traditional personal lines business written directly by York.

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

NOTE 3. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of OneBeacon’s insurance subsidiaries for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	($ in millions)
Gross beginning balance	$3,295.5	$3,934.8
Less beginning reinsurance recoverable on unpaid losses	(1,893.2)	(2,192.9)
Net loss and LAE reserves	1,402.3	1,741.9
Loss and LAE incurred relating to:
Current year losses	149.7	339.7
Prior year losses	(5.1)	(6.0)
Total incurred loss and LAE	144.6	333.7
Loss and LAE paid relating to:
Current year losses	(28.1)	(73.0)
Prior year losses	(158.1)	(212.1)
Total loss and LAE payments	(186.2)	(285.1)
Net ending balance	1,360.7	1,790.5
Plus ending reinsurance recoverable on unpaid losses	1,864.0	2,200.8
Gross ending balance	$3,224.7	$3,991.3

During the three months ended March 31, 2011, OneBeacon experienced $5.1 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $1.2 million in Specialty Insurance Operations and $3.9 million in Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. During the three months ended March 31, 2010, OneBeacon experienced $6.0 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $2.7 million in Specialty Insurance Operations and $3.3 million in Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines.

In connection with purchase accounting for the OneBeacon Acquisition, OneBeacon was required to adjust to fair value OneBeacon’s loss and LAE reserves and the related reinsurance recoverables on the balance sheet. The net reduction to loss and LAE reserves was accreted through an income statement charge ratably with and over the period the claims were settled. As of both March 31, 2011 and December 31, 2010, the outstanding pre-tax unaccreted adjustment was $0.

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

OneBeacon had entered into a 30% quota share agreement with a group of reinsurers that ran from January 1, 2009 through December 31, 2009, and had renewed the agreement effective January 1, 2010. During the three months ended March 31, 2010, OneBeacon ceded $11.6 million of written premiums from its Northeast homeowners business written through OneBeacon Insurance Company (“OBIC”) and its subsidiary companies, along with Adirondack Insurance Exchange (“Adirondack Insurance”) and New

Jersey Skylands Insurance Agency (“NJSIA”) in New York and New Jersey, respectively. Effective July 1, 2010, the closing date of the Personal Lines Transaction, the agreement was amended to remove OneBeacon as a signatory.

At March 31, 2011, OneBeacon had $18.3 million of reinsurance recoverables on paid losses and $2,037.2 million (gross of $173.2 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from its reinsurers is critical to OneBeacon’s financial strength. OneBeacon is selective in regard to its reinsurers, principally placing reinsurance with those reinsurers with strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant.

The following table provides a listing of OneBeacon’s top reinsurers for its insurance operations, excluding industry pools and associations and affiliates of OneBeacon, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best Company, Inc. (“A.M. Best”) ratings.

($ in millions)	Balance at March 31, 2011	% of total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation(2)	$1,524.7	74%	A++
Hanover Insurance Company	108.9	5%	A
Tower Insurance Company	74.0	4%	A-
Tokio Marine and Nichido Fire(3)	67.5	3%	A++
Munich Reinsurance America	33.4	2%	A+

(1)                                  A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen financial strength ratings), “A+” (Superior, which is the second highest of fifteen financial strength ratings), “A” (Excellent, which is the third highest of fifteen financial strength ratings) and “A-” (Excellent, which is the fourth highest of fifteen financial strength ratings).

(2)                                  Includes $320.2 million of Third-Party Recoverables (as defined below), which NICO (as defined below) would pay under the terms of the NICO Cover (as defined below) if they are unable to collect from third-party reinsurers.

(3)                                  Includes $40.3 million of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. OneBeacon estimates that on an incurred basis it has used approximately $2.2 billion of the coverage provided by NICO at March 31, 2011. Since entering into the NICO Cover, approximately 8% of the $2.2 billion of utilized coverage relates to uncollectible Third Party Recoverables and settlements on Third Party Recoverables through March 31, 2011. Net losses paid totaled approximately $1.3 billion as of March 31, 2011. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $320.2 million of protection remaining under the NICO Cover at March 31, 2011.

Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal. During the three months ended March 31, 2011, $33.8 million was collected under the GRC Cover.

NOTE 5. Investment Securities

OneBeacon’s invested assets are comprised of securities and other investments held for general investment purposes. Refer to the Company’s 2010 Annual Report on Form 10-K for a complete discussion.

In accordance with ASC 825, OneBeacon classifies its portfolio of fixed maturity investments and common equity securities, including convertible bonds, held for general investment purposes as trading securities. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and unrealized investment gains and losses on trading securities are reported in net realized and unrealized investment gains and losses in revenues on a pre-tax basis.

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of March 31, 2011 and December 31, 2010.

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

OneBeacon’s net investment income is comprised primarily of interest income associated with OneBeacon’s fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three months ended March 31,
	2011	2010
	($ in millions)
Investment income:
Fixed maturity investments	$20.4	$27.7
Short-term investments	—	0.1
Common equity securities	1.4	0.8
Convertible bonds	1.0	1.6
Other investments	—	0.4
Gross investment income	22.8	30.6
Less investment expenses	(1.8)	(2.3)
Net investment income, pre-tax	$21.0	$28.3

The composition of net realized investment gains (losses), a component of net realized and unrealized investment gains (losses), consisted of the following:

	Three months ended March 31,
	2011	2010
	($ in millions)
Fixed maturity investments	$7.2	$24.4
Short-term investments	—	—
Common equity securities	2.7	0.3
Convertible bonds	3.3	4.1
Other investments	4.8	(2.4)
Net realized investment gains (losses), pre-tax	$18.0	$26.4

The net changes in fair value for the three months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31, 2011
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$(2.9)	$0.1	$(2.8)
Short-term investments	—	—	—
Common equity securities	8.5	—	8.5
Convertible bonds	(2.2)	—	(2.2)
Other investments	1.6	—	1.6
Total	$5.0	$0.1	$5.1

	Three months ended March 31, 2010
	Changes in net unrealized gains and losses (1)	Changes in net foreign currency translation gains and losses (1)	Total net changes in fair value reflected in revenues (1)
	($ in millions)
Fixed maturity investments	$(1.8)	$2.6	$0.8
Short-term investments	—	(0.3)	(0.3)
Common equity securities	7.2	—	7.2
Convertible bonds	2.1	—	2.1
Other investments	6.2	—	6.2
Total	$13.7	$2.3	$16.0

(1)                                 Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains’ common control of $(0.4) million and $(0.9) million, pre-tax, for the three months ended March 31, 2011 and 2010, respectively.

The components of OneBeacon’s ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
	($ in millions)
Investment securities:
Gross unrealized investment gains	$165.9	$162.8
Gross unrealized investment losses	(17.7)	(20.0)
Net unrealized gains from investment securities	148.2	142.8
Income taxes	(51.9)	(50.0)
Total net unrealized investment gains, after tax	$96.3	$92.8

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and carrying values of OneBeacon’s fixed maturity investments as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$250.2	$5.3	$(0.3)	$—	$255.2
Debt securities issued by industrial corporations	899.0	41.9	(6.1)	—	934.8
Municipal obligations	2.1	—	(0.1)	—	2.0
Asset-backed securities	1,133.0	8.0	(5.1)	—	1,135.9
Foreign government obligations	7.7	0.5	—	0.1	8.3
Preferred stocks	76.9	8.9	—	—	85.8
Total fixed maturity investments	$2,368.9	$64.6	$(11.6)	$0.1	$2,422.0

	December 31, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$241.7	$9.0	$—	$—	$250.7
Debt securities issued by industrial corporations	908.5	46.5	(6.4)	—	948.6
Municipal obligations	2.1	—	—	—	2.1
Asset-backed securities	1,117.2	9.1	(8.9)	—	1,117.4
Foreign government obligations	12.7	0.6	—	—	13.3
Preferred stocks	77.5	5.9	—	—	83.4
Total fixed maturity investments	$2,359.7	$71.1	$(15.3)	$—	$2,415.5

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and carrying values of OneBeacon’s common equity securities, convertible bonds and other investments as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$253.3	$59.2	$(2.7)	$0.1	$309.9
Convertible bonds	82.6	9.8	(0.1)	—	92.3
Other investments	134.0	32.3	(3.3)	—	163.0

	December 31, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$237.2	$48.4	$(0.4)	$0.1	$285.3
Convertible bonds	82.2	11.6	—	—	93.8
Other investments	144.0	31.7	(4.3)	—	171.4

Fair value measurements

OneBeacon records its investments in accordance with ASC 820 which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an “exit price”). ASC 820 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (“Level 1”), followed by observable inputs other than quoted prices, including quoted prices for similar but not identical assets or liabilities (“Level 2”) and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (“Level 3”).

As of March 31, 2011 and December 31, 2010, approximately 92% and 91%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where OneBeacon’s portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with OneBeacon’s investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At March 31, 2011 and December 31, 2010, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.

As of March 31, 2011 and December 31, 2010, other investments reported at fair value represented approximately 4% and 5%, respectively, of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of March 31, 2011 and December 31, 2010 were comprised of $54.0 million and $63.4 million, respectively, in hedge funds, $73.3 million and $72.7 million, respectively, in private equity funds, $14.1 million for both periods of an investment in a community reinvestment vehicle. At March 31, 2011 and December 31, 2010, OneBeacon held investments in 9 and 10 hedge funds, respectively, and 15 private equity funds. The largest investment in a single fund was $23.1 million and $24.6 million, respectively, at March 31, 2011 and December 31, 2010.

As of March 31, 2011 and December 31, 2010, other investments also included $21.6 million and $21.2 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

The fair value measurements at March 31, 2011 and December 31, 2010 and their related inputs are as follows:

	Fair value at March 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$255.2	$255.2	$—	$—
Debt securities issued by corporations:
Consumer	332.4	—	332.4	—
Industrial	215.8	—	215.8	—
Financial	86.8	—	86.5	0.3
Communications	84.2	—	84.2	—
Energy	58.4	—	58.4	—
Basic materials	82.2	—	82.2	—
Utilities	60.3	—	60.3	—
Technology	14.7	—	14.7	—
Debt securities issued by corporations	934.8	—	934.5	0.3
Municipal obligations	2.0	—	2.0	—
Asset-backed securities	1,135.9	—	1,135.9	—
Foreign government obligations	8.3	7.6	0.7	—
Preferred stocks	85.8	—	12.6	73.2
Fixed maturity investments	2,422.0	262.8	2,085.7	73.5
Short-term investments	244.8	244.8	—	—
Common equity securities:
Financials	105.6	66.7	—	38.9
Basic Materials	59.3	59.3	—	—
Consumer	61.2	60.4	0.1	0.7
Energy	40.1	40.1	—	—
Utilities	24.1	21.5	—	2.6
Other	19.6	19.5	0.1	—
Common equity securities	309.9	267.5	0.2	42.2
Convertible bonds	92.3	—	92.3	—
Other investments(1)	141.4	—	—	141.4
Total(1)	$3,210.4	$775.1	$2,178.2	$257.1

	Fair value at December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$250.7	$250.7	$—	$—
Debt securities issued by corporations:
Consumer	330.4	—	330.4	—
Industrial	227.9	—	227.9	—
Financial	90.5	—	90.5	—
Communications	84.7	—	84.7	—
Energy	60.7	—	60.7	—
Basic materials	78.9	—	78.9	—
Utilities	61.0	—	61.0	—
Technology	14.5	—	14.5	—
Debt securities issued by corporations	948.6	—	948.6	—
Municipal obligations	2.1	—	2.1	—
Asset-backed securities	1,117.4	—	1,089.7	27.7
Foreign government obligations	13.3	12.6	0.7	—
Preferred stocks	83.4	—	12.0	71.4
Fixed maturity investments	2,415.5	263.3	2,053.1	99.1
Short-term investments	300.0	300.0	—	—
Common equity securities:
Financials	104.1	66.7	—	37.4
Basic Materials	57.0	57.0	—	—
Consumer	50.0	49.9	0.1	—
Energy	36.0	33.7	—	2.3
Utilities	22.4	22.4	—	—
Other	15.8	15.7	0.1	—
Common equity securities	285.3	245.4	0.2	39.7
Convertible bonds	93.8	—	93.8	—
Other investments(1)	150.2	—	—	150.2
Total(1)	$3,244.8	$808.7	$2,147.1	$289.0

(1)                                  Excludes the carrying value of $21.6 million and $21.2 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of March 31, 2011 and December 31, 2010.

At March 31, 2011 and December 31, 2010, OneBeacon held one private preferred stock that represented approximately 85% and 86%, respectively, of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, OneBeacon had $45.5 million and $41.3 million, respectively, of liabilities recorded at fair value and included in other liabilities as of March 31, 2011 and December 31, 2010. These liabilities relate to securities that have been sold short by a limited partnership that OneBeacon invests in and is required to consolidate in accordance with GAAP. As of March 31, 2011, $45.3 million of these liabilities have been deemed to have a Level 1 designation and $0.2 million of these liabilities have been deemed to have a Level 2 designation. As of December 31, 2010, all of the liabilities included in the $41.3 million have been deemed to have a Level 1 designation.

The following table summarizes the ratings of OneBeacon’s corporate debt securities as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	($ in millions)
AA	$71.1	$88.6
A	383.2	387.7
BBB	479.2	463.1
BB	1.0	8.8
Other	0.3	0.4
Debt securities issued by corporations	$934.8	$948.6

Asset-backed Securities

OneBeacon purchases commercial and residential mortgage backed securities to maximize its fixed income portfolio’s risk adjusted returns in the context of a diversified portfolio. OneBeacon’s non-agency commercial mortgage-backed portfolio (“CMBS”) is generally short tenor and structurally senior, with more than 25 points of subordination on average for fixed rate CMBS and more than 65 points of subordination on average for floating rate CMBS as of March 31, 2011. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of March 31, 2011, on average approximately 4% of the underlying loans were reported as non-performing for all CMBS held by OneBeacon. OneBeacon is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of March 31, 2011. In addition, OneBeacon’s investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage backed securities as of March 31, 2011. OneBeacon considers sub-prime mortgage backed securities to be those that are issued from dedicated sub-prime shelves or have underlying loan pools that exhibit weak credit characteristics or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be a sub-prime risk regardless of credit scores or other metrics).

There are also mortgage backed securities that OneBeacon categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of March 31, 2011, OneBeacon did not hold any mortgage backed securities that were classified as non-prime. OneBeacon’s non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes the carrying value of OneBeacon’s asset-backed securities as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$623.1	$623.1	$—	$684.7	$663.4	$21.3
FNMA	135.3	135.3	—	143.0	143.0	—
FHLMC	14.6	14.6	—	19.0	19.0	—
Total agency(1)	773.0	773.0	—	846.7	825.4	21.3
Non-agency:
Residential	6.5	6.5	—	6.4	—	6.4
Commercial	35.1	35.1	—	36.3	36.3	—
Total Non-agency	41.6	41.6	—	42.7	36.3	6.4
Total mortgage-backed securities	814.6	814.6	—	889.4	861.7	27.7
Other asset-backed securities:
Credit card receivables	190.1	190.1	—	97.5	97.5	—
Vehicle receivables	131.2	131.2	—	130.5	130.5	—
Total other asset-backed securities	321.3	321.3	—	228.0	228.0	—
Total asset-backed securities	$1,135.9	$1,135.9	$—	$1,117.4	$1,089.7	$27.7

(1)                                  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities

The security issuance years of OneBeacon’s investments in non-agency RMBS and non-agency CMBS securities as of March 31, 2011 are as follows:

	Security Issuance Year
	Fair Value	2003	2005	2007	2010	2011
	($ in millions)
Non-agency RMBS	$6.5	$—	$—	$—	$6.5	$—
Non-agency CMBS	35.1	1.4	12.9	10.8	—	$10.0
Total	$41.6	$1.4	$12.9	$10.8	$6.5	$10.0

Non-agency Residential Mortgage-backed Securities

The classification of the underlying collateral quality and the tranche levels of OneBeacon’s non-agency RMBS securities are as follows as of March 31, 2011:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$6.5	$—	$6.5	$—
Sub-prime	—	—	—	—
Total	$6.5	$—	$6.5	$—

(1)                                  At issuance, Super Senior were rated AAA by Standard & Poor’s Rating Service (“Standard & Poor’s”) or Aaa by Moody’s Investors Service, Inc. and were senior to other AAA or Aaa bonds.

(2)           At issuance, Senior were rated AAA by Standard & Poor’s and were senior to non-AAA bonds.

(3)           At issuance, Subordinate were not rated AAA by Standard & Poor’s and were junior to other bonds.

Non-agency Commercial Mortgage-backed Securities

The amount of fixed and floating rate securities and their tranche levels are as follows as of March 31, 2011:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$20.9	$9.5	$11.4	$—
Floating rate CMBS	14.2	14.2	—	—
Total	$35.1	$23.7	$11.4	$—

(1)           At issuance, Super Senior were rated AAA by Standard & Poor’s and were senior to other AAA bonds.

(2)           At issuance, Senior were rated AAA by Standard & Poor’s and were senior to non-AAA bonds.

(3)           At issuance, Subordinate were not rated AAA by Standard & Poor’s and were senior to other bonds.

Rollforwards of Fair Value Measurements by Level

The changes in Level 1 fair value measurements for the three months ended March 31, 2011 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2011	$263.3	$245.4	$—	$—	$508.7
Amortization/accretion	0.8	—	—	—	0.8
Total net realized and unrealized gains (losses)	1.9	12.5	—	—	14.4
Purchases	130.7	35.2	—	—	165.9
Sales	(133.9)	(25.6)	—	—	(159.5)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2011	$262.8	$267.5	$—	$—	$530.3

(1)                                  Excludes short-term investments which are deemed to have a Level 1 designation.

The changes in Level 2 fair value measurements for the three months ended March 31, 2011 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments	Total
	($ in millions)
Balance at January 1, 2011	$2,053.1	$0.2	$93.8	$—	$2,147.1
Amortization/accretion	(5.1)	—	0.3	—	(4.8)
Total net realized and unrealized gains (losses)	0.7	—	1.1	—	1.8
Purchases	576.2	—	17.4	—	593.6
Sales	(565.5)	—	(21.7)	—	(587.2)
Transfers in	27.7	—	1.4	—	29.1
Transfers out	(1.4)	—	—	—	(1.4)
Balance at March 31, 2011	$2,085.7	$0.2	$92.3	$—	$2,178.2

The changes in Level 3 fair value measurements for the three months ended March 31, 2011 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2011	$99.1	$39.7	$—	$150.2	$289.0
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	1.8	(1.3)	—	6.4	6.9
Purchases	0.3	3.9	—	1.8	6.0
Sales	—	(0.1)	—	(17.0)	(17.1)
Transfers in	—	—	—	—	—
Transfers out	(27.7)	—	—	—	(27.7)
Balance at March 31, 2011	$73.5	$42.2	$—	$141.4	$257.1

(1)                                  Excludes the carrying value of $21.6 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

“Transfers out” of Level 3 fixed maturity investments of $27.7 million for the three months ended March 31, 2011 were comprised of securities which had been previously classified as a Level 3 measurement and were recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
	($ in millions)
Fixed maturity investments	$1.8	$2.3
Short-term investments	—	—
Common equity securities	(1.3)	2.3
Convertible bonds	—	—
Other investments	1.5	—
Total	$2.0	$4.6

Other Investments

OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following tables summarize investments in hedge funds and private equity funds at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$15.5	—	$15.1	—
Long bank loan	1.3	—	2.0	—
Long/short equity	35.0	—	39.8	—
Long/short equity activist	2.2	—	6.5	—
Total hedge funds	$54.0	—	$63.4	—
Private equity funds
Insurance	$4.2	$0.1	$3.5	$0.1
Distressed residential real estate	23.1	—	24.6	—
Energy infrastructure and services	14.3	5.2	13.6	5.2
Healthcare	1.2	3.5	0.8	4.0
Multi-sector	19.3	5.7	19.1	6.3
Private equity secondaries	6.6	2.7	6.9	2.9
Real estate	4.6	0.5	4.2	0.7
Total private equity funds	$73.3	$17.7	$72.7	$19.2
Total hedge funds and private equity funds(1)	$127.3	$17.7	$136.1	$19.2

(1)           Other investments also includes $14.1 million of an investment in a community reinvestment vehicle and $21.6 million and $21.2 million, respectively, of an investment in a tax advantaged federal affordable housing development fund as of March 31, 2011 and December 31, 2010.

Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the March 31, 2011 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$5.9	$5.9
Quarterly	24.8	8.3	11.5	—	44.6
Annual	—	—	2.2	1.3	3.5
Total	$24.8	$8.3	$13.7	$7.2	$54.0

Certain of the hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. At March 31, 2011, $2.7 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at March 31, 2011.

OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. At March 31, 2011, redemptions of $2.2 million were outstanding. The date at which such redemptions will be received is not determinable at March 31, 2011. Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to “lock-up” periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At March 31, 2011, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$27.3	$—	$46.0	$—	$73.3

NOTE 6. Debt

OneBeacon’s debt outstanding as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	($ in millions)
Senior unsecured notes, at face value	$419.9	$419.9
Unamortized original issue discount	(0.3)	(0.3)
Senior unsecured notes, carrying value	$419.6	$419.6

Senior Notes

In May 2003, OBH issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”) and received $693.4 million of proceeds. The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains pursuant to a separation agreement. Refer to “Note 16. Related Party Disclosures” of the Company’s 2010 Annual Report on Form 10-K. OBH incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum. At March 31, 2011, OBH was in compliance with all of the covenants under the Senior Notes.

On March 24, 2011, OBH commenced a cash tender offer for up to $150.0 million in aggregate principal amount of the Senior Notes at a price of $1,045 per $1,000 principal amount. The cash tender offer, which was not subject to the tender of any minimum principal amount of Senior Notes, expired on April 20, 2011. Holders of Senior Notes who tendered on or before April 6, 2011 received an early tender payment of $30 for every $1,000 principal amount of Senior Notes validly tendered. Payment for the Senior Notes included accrued and unpaid interest up to the settlement date. See Note 15.

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

NOTE 7. Segment Information

To better align its operating and reporting structure with OneBeacon’s go-forward business profile that resulted from the sale of the non-specialty commercial lines business to The Hanover Insurance Group (“The Hanover”) (the “Commercial Lines Transaction”) and the Personal Lines Transaction, which have transformed OneBeacon into a specialty lines company, management re-evaluated its segments during the fourth quarter of 2010 to determine the most effective management reporting structure. As a result, OneBeacon’s reportable segments are: (1) Specialty Insurance Operations, (2) Other Insurance Operations and (3) Investing, Financing and Corporate Operations. OneBeacon made its segment determination based on consideration of the following criteria: (i) the nature of the business activities of each of the Company’s subsidiaries and affiliates; (ii) the manner in which the Company’s subsidiaries and affiliates are organized; (iii) the existence of primary managers responsible for specific subsidiaries and affiliates; and (iv) the organization of information provided to the chief operating decision makers and the Board.

The Specialty Insurance Operations segment is comprised of twelve underwriting units that are aggregated into three major underwriting units for financial reporting: MGA Business, Specialty Industries and Specialty Products, representing an aggregation of OneBeacon’s specialty businesses based on those that are distributed through MGAs, those that are targeted to specific industries and those that offer targeted products. Currently, OneBeacon’s specialty lines products cover or include: professional liability, marine, collector cars and boats, property and inland marine, excess property, accident and health, technology, public entities, energy, entertainment, sports and leisure, tuition reimbursement and excess and surplus lines. In determining how to aggregate OneBeacon’s specialty businesses, management considered many factors, including the nature of its insurance products and services and the production processes, the types or classes of customers, methods of distribution and the regulatory environment.

The Other Insurance Operations segment includes AutoOne and the results of the non-specialty commercial lines business which was transferred to the Hanover and the traditional personal lines business which was sold in the Personal Lines Transaction, other run-off business which consists of national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group effective November 1, 2001, and certain purchase accounting adjustments relating to the OneBeacon Acquisition.

Investing, Financing and Corporate Operations includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate holding company subsidiaries. Invested assets are not allocated to Specialty Insurance Operations or Other Insurance Operations since OneBeacon does not manage its assets by segment. Invested assets, net investment income and net realized and unrealized investment gains (losses) related to OneBeacon’s Specialty Insurance Operations and Other Insurance Operations segments are included in the Investing, Financing and Corporate Operations segment since these assets are available for payment of losses and expenses for all segments. Debt and the related interest expense on debt also are not allocated to or managed by segment and are included in the Investing, Financing and Corporate Operations segment.

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

Financial information for OneBeacon’s segments follows:

	Specialty Insurance Operations	Other Insurance Operations	Investing, Financing and Corporate Operations	Total
	($ in millions)
Three months ended March 31, 2011
Earned premiums	$241.9	$21.6	$—	$263.5
Loss and LAE	(132.6)	(12.0)	—	(144.6)
Policy acquisition expenses	(49.2)	(1.8)	—	(51.0)
Other underwriting expenses	(46.4)	(6.0)	—	(52.4)
Total underwriting income	13.7	1.8	—	15.5
Net investment income	—	—	21.0	21.0
Net realized and unrealized investment gains	—	—	23.1	23.1
Net other revenues (expenses)	0.1	0.9	(0.2)	0.8
General and administrative expenses	(0.5)	—	(1.8)	(2.3)
Interest expense on debt	—	—	(6.3)	(6.3)
Pre-tax income	$13.3	$2.7	$35.8	$51.8
Three months ended March 31, 2010
Earned premiums	$235.9	$217.3	$—	$453.2
Loss and LAE	(136.5)	(197.2)	—	(333.7)
Policy acquisition expenses	(48.3)	(49.2)	—	(97.5)
Other underwriting expenses	(41.1)	(33.1)	—	(74.2)
Total underwriting income (loss)	10.0	(62.2)	—	(52.2)
Net investment income	—	—	28.3	28.3
Net realized and unrealized investment gains	—	—	42.4	42.4
Net other revenues (expenses)	0.2	—	(1.0)	(0.8)
General and administrative expenses	(0.3)	(0.5)	(3.5)	(4.3)
Interest expense on debt	—	—	(9.1)	(9.1)
Pre-tax income (loss)	$9.9	$(62.7)	$57.1	$4.3

	Specialty Insurance Operations	Other Insurance Operations	Investing, Financing and Corporate Operations	Total
	($ in millions)
March 31, 2011
Total investments	$—	$—	$3,232.0	$3,232.0
Reinsurance recoverable on paid and unpaid losses	55.1	1,827.2	—	1,882.3
Deferred acquisition costs	108.8	3.2	—	112.0
Ceded unearned premiums	9.3	49.1	—	58.4
Loss and LAE reserves	846.1	2,378.6	—	3,224.7
Unearned premiums	490.2	96.3	—	586.5
Debt	—	—	419.6	419.6
December 31, 2010
Total investments	$—	$—	$3,266.0	$3,266.0
Reinsurance recoverable on paid and unpaid losses	60.1	1,877.6	—	1,937.7
Deferred acquisition costs	111.3	3.2	—	114.5
Ceded unearned premiums	10.8	103.1	—	113.9
Loss and LAE reserves	841.5	2,454.0	—	3,295.5
Unearned premiums	475.3	152.2	—	627.5
Debt	—	—	419.6	419.6

The following tables provide net written premiums, earned premiums and ratios for OneBeacon’s insurance operations by segment and in total, as well as for the three major underwriting units within Specialty Insurance Operations, for the three months ended March 31, 2011 and 2010:

($ in millions)	MGA Business	Specialty Industries	Specialty Products	Specialty Insurance Operations	Other Insurance Operations	Total
Three months ended March 31, 2011
Net written premiums	$48.5	$85.6	$124.2	$258.3	$19.8	$278.1
Earned premiums	66.0	80.9	95.0	241.9	21.6	263.5
Ratios:
Loss and LAE	45.3%	57.0%	59.6%	54.8%	55.6%	54.9%
Expense	42.1	42.4	35.3	39.5	36.1	39.2
Total GAAP combined	87.4%	99.4%	94.9%	94.3%	91.7%	94.1%
Three months ended March 31, 2010
Net written premiums	$46.7	$77.6	$136.0	$260.3	$111.2	$371.5
Earned premiums	63.2	72.5	100.2	235.9	217.3	453.2
Ratios:
Loss and LAE	47.8%	59.0%	63.3%	57.9%	90.7%	73.6%
Expense	39.7	41.2	34.4	38.1	37.9	37.9
Total GAAP combined	87.5%	100.2%	97.7%	96.0%	128.6%	111.5%

NOTE 8. Variable Interest Entities

Reciprocals

Reciprocals are policyholder-owned insurance carriers organized as unincorporated associations. Each policyholder insured by the reciprocal shares risk with the other policyholders. Policyholders share profits and losses in the same proportion as the amount of insurance purchased but are not subject to assessment for net losses of the reciprocal.

OneBeacon had capitalized three reciprocals by loaning funds to them in exchange for surplus notes. In 2002, OneBeacon formed New Jersey Skylands Management LLC (“NJSM”) to provide management services for a fee to NJSIA, a reciprocal, and its wholly-owned subsidiary New Jersey Skylands Insurance Company (together, “New Jersey Skylands Insurance”). New Jersey Skylands Insurance was capitalized with a $31.3 million surplus note issued to OneBeacon in 2002. OneBeacon also loaned $0.2 million to New Jersey Skylands Insurance in the form of a security deposit. In 2004, OneBeacon formed Houston General Management Company to provide management services for a fee to another reciprocal, Houston General Insurance Exchange. During 2004, OneBeacon contributed $2.0 million of capital to Houston General Insurance Exchange. In 2005, OneBeacon contributed one of its subsidiaries, Houston General Insurance Company with assets of $149.4 million and liabilities of $127.6 million, to Houston General Insurance Exchange (together “Houston General Insurance”). Subsequent to the contribution of Houston General Insurance Company, Houston General Insurance Exchange issued a surplus note of $23.7 million to OneBeacon. In 2006, Adirondack AIF, LLC (“AAIF”), a wholly-owned subsidiary of OneBeacon, entered into an agreement to provide management services for a fee to Adirondack Insurance, a reciprocal. Adirondack Insurance was capitalized with a $70.7 million surplus note issued to OneBeacon in May 2006. Principal and interest on the surplus notes are repayable to OneBeacon only with regulatory approval. The obligation to repay principal on the notes is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. OneBeacon has no ownership interest in the reciprocals.

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

Subsequent to the Personal Lines Transaction, Houston General Insurance remains as OneBeacon’s only reciprocal. At March 31, 2011 and December 31, 2010, consolidated amounts related to Houston General Insurance included total assets of $117.3 million and $118.0 million, respectively, and total liabilities of $136.1 million and $136.2 million, respectively. At March 31, 2011, the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses of $18.8 million which includes accrued interest on the surplus note of $15.1 million which eliminates in consolidation.

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

The components of net periodic benefit cost for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,
	2011	2010
	($ in millions)
Service cost	$0.2	$0.2
Interest cost	1.3	1.5
Expected return on plan assets	(1.9)	(1.9)
Amortization of unrecognized loss	0.1	0.2
Net periodic pension cost before special termination benefits expense	(0.3)	—
Special termination benefits expense(1)	0.2	0.2
Net periodic benefit cost	$(0.1)	$0.2

(1)           Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

OneBeacon does not expect to make a contribution to its Qualified Plan in 2011. OneBeacon anticipates contributing $2.4 million to the Non-qualified Plan, for which OneBeacon has assets held in a rabbi trust. As of March 31, 2011, $0.6 million in contributions have been made to the Non-qualified Plan.

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

Performance Shares

The following summarizes performance share activity for performance shares whose value is based upon the market price of an underlying OneBeacon common share (“OB Performance Shares”) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	1,464,295	$18.5	2,224,215	$15.1
Payments and deferrals (1)(2)	(936,150)	(10.5)	(682,344)	(2.3)
New awards	194,900	—	272,411	—
Forfeitures and net change in assumed forfeitures	(4,873)	—	(1,945)	—
Expense recognized	—	0.4	—	3.4
End of period	718,172	$8.4	1,812,337	$16.2

(1)    Performance share payments in 2011 for the 2008-2010 performance cycle were based upon a performance factor of 68.5%. In addition, as a result of the Commercial Lines Transaction and the Personal Lines Transaction, payments were made to certain former employees of OneBeacon prior to the end of the performance cycle (2009-2011 and 2010-2012 performance cycles) on a pro rata basis based upon a performance factor of 100%.

(2)    Performance share payments in 2010 for the 2007-2009 performance cycle were based upon a performance factor of 14.2%.

The following summarizes performance shares outstanding and accrued performance share expense at March 31, 2011 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2009—2011	274,006	$6.5
2010—2012	267,681	1.9
2011—2013	194,900	0.2
Sub-total	736,587	8.6
Assumed forfeitures	(18,415)	(0.2)
Total at March 31, 2011	718,172	$8.4

If 100% of the outstanding performance shares had been vested on March 31, 2011, the total additional compensation cost to be recognized would have been $7.1 million, based on current accrual factors (common share price and payout assumptions).

All performance shares earned and paid for the 2010-2012, 2009-2011, 2008-2010 and 2007-2009 performance cycles were settled in cash or by deferral into certain non-qualified deferred compensation plans of the Company’s subsidiaries.

Stock Options

As described in the Company’s 2010 Annual Report on Form 10-K, in November 2006, in connection with the initial public offering, OneBeacon issued to its key employees 1,420,000 options to acquire common shares of the Company at an above-market fixed exercise price. The following summarizes option activity for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense
	($ in millions)
Beginning of period	768,652	$4.5	1,015,610	$3.6
New awards	—	—	—	—
Forfeitures	—	—	—	—
Vested and expired(1)	—	—	(98,783)	—
Expense recognized	—	0.1	—	0.4
End of period	768,652	$4.6	916,827	$4.0

(1)           During the three months ended March 31, 2010, 98,783 options vested as a result of the Commercial Lines Transaction were unexercised and expired.

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

Restricted Stock Units

The options granted in connection with OneBeacon’s initial public offering did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, on February 26, 2008, OneBeacon granted 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders. Consistent with the terms of the RSU plan, the first and second tranches of RSUs vested by the 2010 vesting date, were deferred into one of the non-qualified deferred compensation plans of the Company’s subsidiaries and will be paid out in 2012 in cash or shares at the discretion of the Compensation Committee. The third tranche of RSUs will vest on November 9, 2011 subject to various factors including but not limited to the attainment of growth of 4% per cycle in adjusted book value per share. The expense associated with the RSUs is being recognized over the vesting period. For the three months ended March 31, 2011 and 2010, OneBeacon recognized $(0.1) million and $0.2 million, respectively, in expense. As of March 31, 2011, there were 23,624 RSUs outstanding to actively employed option holders.

NOTE 11. Income Taxes

OneBeacon and its Bermuda-domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event that there is a change in the current law such that taxes are imposed, OneBeacon and its Bermuda-domiciled subsidiaries would be exempt from such tax until March 28, 2016, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. OneBeacon also has subsidiaries that operate in Gibraltar, Luxembourg and the United States. U.S. operations are financed with a combination of debt and equity and the financing income currently accounts for the majority of non-U.S. income.

OneBeacon’s income tax expense related to pre-tax income for the three months ended March 31, 2011 and 2010 represented net effective tax rates of 18.3% and 93.0%, respectively. The effective tax rate on non-U.S. income was 0.7% and 0.5%, respectively, and the effective tax rate on U.S. income (loss) was 29.1% and (24.9)%, respectively.

In arriving at the effective tax rate for the three months ended March 31, 2011 and 2010, OneBeacon forecasted the change in net realized and unrealized investment gains or losses for the years ending December 31, 2011 and 2010, respectively, and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270.

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

The IRS is also examining the U.S. income tax return filed by WM Belvaux S.à.r.l., a Luxembourg company, for tax year 2007.  Due to the uncertainty of the outcome of this on-going IRS examination, OneBeacon cannot estimate the range of reasonably possible changes to its unrecognized tax benefits at this time. However, OneBeacon does not expect to receive any adjustments that would result in a material change to its financial position.

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

At March 31, 2011 and December 31, 2010, the fair value of OneBeacon’s Senior Notes (its fixed-rate, long-term indebtedness) was $439.2 million and $435.1 million, respectively, which compared to a carrying value of $419.6 million as of both March 31, 2011 and December 31, 2010.

NOTE 13. Earnings per Share

Basic and diluted earnings per share amounts have been determined in accordance with ASC 260. During the second quarter of 2010, 20,068 shares of the Company’s Class A common shares were awarded to certain non-employee members of the Company’s Board, in lieu of their 2010 annual cash retainer. During the third quarter of 2007, the Company began a share repurchase program. Since the inception of this program, the Company has repurchased and retired 5.6 million of its Class A common shares. During the three months ended March 31, 2011 and 2010, no shares were repurchased.

	Three months ended March 31,
	2011	2010
Basic earnings attributable to OneBeacon’s common shareholders (in millions):
Net income attributable to OneBeacon’s common shareholders	$41.9	$0.0
Weighted average common shares outstanding	94.4	95.1
Diluted earnings attributable to OneBeacon’s common shareholders (in millions):
Net income attributable to OneBeacon’s common shareholders	$41.9	$0.0
Weighted average common shares outstanding (1)	94.4	95.1

Basic earnings per share attributable to OneBeacon’s common shareholders (in dollars):
Net income attributable to OneBeacon’s common shareholders	$0.44	$0.0
Diluted earnings per share attributable to OneBeacon’s common shareholders (in dollars):
Net income attributable to OneBeacon’s common shareholders	$0.44	$0.0

(1)                                 Common shares issuable upon exercise of the options (see Note 10) were not included as their inclusion would be anti-dilutive for the periods presented.

NOTE 14. Common Shareholders’ Equity

Dividends on Common Shares

During the three months ended March 31, 2011, the Company declared and paid cash dividends totaling $19.8 million, or $0.21 per common share, of regular quarterly cash dividends. During the three months ended March 31, 2010, the Company declared and paid cash dividends totaling $20.0 million, or $0.21 per common share, of regular quarterly cash dividends.

NOTE 15. Subsequent Events

On April 21, 2011, OBH accepted and retired $150.0 million aggregate principal amount of its Senior Notes for $161.2 million, which resulted in an $11.7 million pre-tax loss that will be recognized in the second quarter of 2011. As of April 28, 2011, OneBeacon’s debt outstanding is approximately $270 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon’s actual results could be materially different from and worse than its expectations. See “Forward-Looking Statements” on page 47 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Book Value Per Share

The following table presents our book value per share.

	March 31,	December 31,	March 31,
	2011	2010	2010
	(in millions except per share amounts)
Numerator
OneBeacon’s common shareholders’ equity	$1,251.3	$1,229.0	$1,409.6

Denominator
Common shares outstanding(1)	94.4	94.4	95.1

Book value per share	$13.26	$13.02	$14.82

(1)                                  Includes the impact of repurchases of Class A common shares made through the Company’s share repurchase program.

We ended the first quarter of 2011 with a book value per share of $13.26, reflecting an increase of 3.5%, including dividends (a quarterly dividend of $0.21 per common share), on an internal rate of return basis. The increase includes a 1.4% total return on invested assets for the three months ended March 31, 2011. We reported comprehensive income attributable to OneBeacon’s common shareholders of $42.0 million in the three months ended March 31, 2011, compared to comprehensive income attributable to OneBeacon’s common shareholders of $0.2 million in the three months ended March 31, 2010. The increase as compared to the prior year was due primarily to decreased loss and loss adjustment expenses, both catastrophe and non-catastrophe, which drove the underwriting loss reported for the three months ended March 31, 2010, as well as lower insurance acquisition expenses and other underwriting expenses reflective of the decrease in our book of business resulting from the transactions described below. These decreases were partially offset by decreases in earned premiums, net realized and unrealized investment gains and net investment income during the three months ended March 31, 2011, as described below.

Our GAAP combined ratio was 94.1% for the three months ended March 31, 2011, compared to 111.5% for the three months ended March 31, 2010. The decrease in the combined ratio was primarily due to lower current accident year catastrophe and non-catastrophe losses, as compared to the three months ended March 31, 2010 which included significant catastrophe losses and other large losses, particularly in businesses that we have exited. The three months ended March 31, 2011 included $7.3 million of current accident year catastrophe losses primarily related to storms in the eastern, central and western United States, compared to $44.3 million of current accident year catastrophe losses primarily related to the March Northeast U.S. storms in the three months ended March 31, 2010. The three months ended March 31, 2010 also included a number of non-catastrophe large losses. Total net written premiums decreased 25.1% in the three months ended March 31, 2011 to $278.1 million, compared to $371.5 million in the three months ended March 31, 2010. The decrease in net written premiums was primarily due to the sale of our traditional personal lines business as described below.

Significant Transactions

Historically, we have offered a range of specialty, commercial and personal products and services, however, in the wake of recent transactions we are now focused exclusively on specialty business. In addition, the transactions freed up significant capital, increased our financial flexibility and substantially reduced our catastrophe exposure.

Commercial lines.  On December 3, 2009, we sold the renewal rights to our non-specialty commercial lines business to The Hanover Insurance Group (The Hanover) (the Commercial Lines Transaction). The transaction included small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates. We continue to manage claims from business written prior to the Commercial Lines Transaction. Through June 30, 2010, we also managed claims from business fronted by OneBeacon and reinsured to The Hanover. We continue to provide claims system access and first notice of loss service to The Hanover. The Hanover reimburses us for our expenses incurred to provide the claims administration services.

Personal lines.  On July 1, 2010, we completed the sale of our traditional personal lines business to Tower Group, Inc. (Tower) (the Personal Lines Transaction). The Personal Lines Transaction included two insurance companies through which the majority of the traditional personal lines business was written on a direct basis, two attorneys-in-fact managing the reciprocals that wrote the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies. In addition, the Personal Lines Transaction included the execution of reinsurance agreements with certain subsidiaries of the Company pursuant to which we cede, on a 100% quota share basis, traditional personal lines business not directly written by companies included in the sale and assume, on a 100% quota share basis, non-traditional personal lines business written directly by York Insurance Company of Maine. OneBeacon and Tower also entered into a Transition Services Agreement (TSA), pursuant to which we provide certain services to Tower during the three-year term of the TSA. Tower reimburses us for all of our expenses incurred to provide these services. Reimbursement for these services is netted against the expense incurred.

Recent Developments

To better align our operating and reporting structure with our business profile as a result of the transactions, we revised our segment structure into Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations. As part of the resegmentation, agency results for business written on our paper and in which we have an ownership interest have been reclassified within underwriting results. Previously, we reported and managed our business through an Insurance Operations segment and an Other Operations segment. Within the Insurance Operations segment, we reported and managed our specialty lines businesses within a specialty lines underwriting unit and our traditional personal lines businesses and AutoOne Insurance (AutoOne) within a personal lines underwriting unit, nearly all of which was subject to the Personal Lines Transaction. The Insurance Operations segment also included run-off business, which consisted primarily of non-specialty commercial lines business and other run-off business. Certain other activities conducted through the Company and our intermediate subsidiaries were included in our Other Operations segment. Investing and Financing activities were included within the Insurance Operations segment if they were owned or owed by insurance company legal entities or within the Other Operations segment if they were owned or owed by holding company legal entities. The prior period has been reclassified to conform to the current presentation.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011	2010
	($ in millions)
Net written premiums	$278.1	$371.5
Revenues
Earned premiums	$263.5	$453.2
Net investment income	21.0	28.3
Net realized and unrealized investment gains	23.1	42.4
Net other revenues (expenses)	0.8	(0.8)
Total revenues	308.4	523.1
Expenses
Loss and LAE	144.6	333.7
Policy acquisition expenses	51.0	97.5
Other underwriting expenses	52.4	74.2
General and administrative expenses	2.3	4.3
Interest expense on debt	6.3	9.1
Total expenses	256.6	518.8
Pre-tax income	51.8	4.3
Income tax expense	(9.5)	(4.0)
Net income including noncontrolling interests	42.3	0.3
Less: Net income attributable to noncontrolling interests	(0.4)	(0.3)
Net income attributable to OneBeacon’s common shareholders	41.9	—
Change in other comprehensive income and loss items	0.1	0.2
Comprehensive income attributable to OneBeacon’s common shareholders	$42.0	$0.2

The following table provides ratios of our consolidated underwriting results for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Ratios:(1)(2)(3)(4)
Loss and LAE	54.9%	73.6%
Expense	39.2	37.9
Total GAAP combined	94.1%	111.5%

(1)                                  As part of the resegmentation, agency results for business written on OneBeacon paper and in which OneBeacon has an ownership interest have been reclassified within the underwriting results. Financial information for the prior period has been reclassified to conform to this presentation.

(2)                                  Includes our long-term incentive compensation expense. For the three months ended March 31, 2011 and 2010, long-term incentive compensation expense increased our total combined ratio by 2.0 points and 2.6 points, respectively.

(3)                                  Includes loss and LAE relating to catastrophes. For the three months ended March 31, 2011 and 2010, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 3.9 points and 9.7 points, respectively, including development on prior accident year catastrophes which increased (decreased) our loss and LAE and total combined ratios by 1.1 points and (0.1) point, respectively.

(4)                                  Prior accident year development, including development on catastrophes, for the three months ended March 31, 2011 and 2010 decreased our loss and LAE and total combined ratios by 1.9 points and 1.3 points, respectively.

Consolidated Results—Three months ended March 31, 2011 versus three months ended March 31, 2010

Our comprehensive income attributable to OneBeacon’s common shareholders was $42.0 million in the three months ended March 31, 2011, compared to $0.2 million in the three months ended March 31, 2010. Net income attributable to OneBeacon’s common shareholders was $41.9 million in the three months ended March 31, 2011, compared to break even in the three months ended March 31, 2010.

Our total revenues decreased 41.0% to $308.4 million in the three months ended March 31, 2011, compared to $523.1 million in the three months ended March 31, 2010. The decrease included a 41.9% reduction in earned premiums primarily due to the Personal Lines Transaction. Net realized and unrealized investment gains decreased by 45.5% to $23.1 million, compared to $42.4 million in the three months ended March 31, 2010. Net investment income decreased 25.8% to $21.0 million in the three months ended March 31, 2011 due to a 19.6% decline in average invested assets and 0.1% decrease in total investment yield. The decline in average invested assets since March 31, 2010 was driven by the Personal Lines Transaction, return of capital to shareholders, repurchases of debt and the Commercial Lines Transaction, including the impact of claim payments related to non-specialty commercial lines reserves. Net other revenues (expenses) increased to $0.8 million in the three months ended March 31, 2011, compared to $(0.8) million in the three months ended March 31, 2010. The three months ended March 31, 2011 includes $0.9 million in additional consideration for aggregate premium renewals exceeding $200 million related to the Commercial Lines Transaction. The three months ended March 31, 2010 included a $0.5 million loss related to the purchase of a portion of our senior notes.

Our total expenses decreased 50.5% in the three months ended March 31, 2011 to $256.6 million, compared to $518.8 million in the three months ended March 31, 2010. Loss and LAE decreased 56.7% to $144.6 million in the three months ended March 31, 2011, reflective of the decrease in our book of business resulting from the Commercial Lines Transaction and Personal Lines Transaction, as well as lower current accident year catastrophe losses. Current accident year catastrophe losses were $7.3 million in the three months ended March 31, 2011, compared to $44.3 million in the three months ended March 31, 2010. The three months ended March 31, 2010 also included a number of large losses, particularly in businesses we have exited as well as our property and inland marine business. Policy acquisition expenses decreased by 47.7% to $51.0 million and other underwriting expenses decreased 29.4% to $52.4 million in the three months ended March 31, 2011, reflective of the shrink in our book of business resulting from the Commercial Lines Transaction and Personal Lines Transaction. General and administrative expenses decreased 46.5% to $2.3 million. Interest expense decreased 30.8% in line with the reduction in outstanding debt.

Our income tax expense related to pre-tax income for the three months ended March 31, 2011 and 2010 represented net effective tax rates of 18.3% and 93.0%, respectively. The effective tax rate on non-U.S. income was 0.7% and 0.5%, respectively, and the effective tax rate on U.S. income (loss) was 29.1% and (24.9)%, respectively . In arriving at the effective tax rate for the three months ended March 31, 2011 and 2010, we forecasted the change in net realized and unrealized investment gains or losses for the years ending December 31, 2011 and 2010, respectively, and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270.

Our GAAP combined ratio for the three months ended March 31, 2011 decreased to 94.1% from 111.5% for the three months ended March 31, 2010. The loss and LAE ratio decreased by 18.7 points to 54.9% while the expense ratio increased by 1.3 points to 39.2%. The decrease in the loss and LAE ratio was primarily due to a decrease in current accident year catastrophe and non-catastrophe losses. The three months ended March 31, 2011 included $7.3 million or 2.8 points of current accident year catastrophe losses, as compared to $44.3 million or 9.8 points of current accident year catastrophe losses in the three months ended March 31, 2010. We also experienced a number of large losses in our property and inland marine business within Specialty Insurance Operations and in our non-specialty commercial lines business within Other Insurance Operations during the three months ended March 31, 2010. The three months ended March 31, 2011 included $5.1 million or 1.9 points of favorable loss reserve development, as compared to $6.0 million or 1.3 points of favorable loss reserve development in the three months ended March 31, 2010. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses on professional liability lines, multiple peril liability lines and other general liability lines. The expense ratio increased primarily due to other underwriting expenses that have not decreased proportionately with the reduction in earned premium associated with the exited businesses, partially offset by a decrease in policy acquisition expenses.

Summary of Operations By Segment

Specialty Insurance Operations is comprised of twelve underwriting units that are aggregated into three major underwriting units: MGA Business, Specialty Industries and Specialty Products. Other Insurance Operations includes AutoOne, the non-specialty commercial lines business and traditional personal lines business, other run-off business and certain purchase accounting adjustments relating to the OneBeacon Acquisition. Investing, Financing and Corporate Operations includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through our holding companies. The prior period has been reclassified to conform to the current presentation. Our segment information is presented in Note 7—“Segment Information” of the accompanying consolidated financial statements.

Specialty Insurance Operations

Financial results for our Specialty Insurance Operations segment for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,
	2011	2010
	($ in millions)
Net written premiums	$258.3	$260.3
Earned premiums	$241.9	$235.9
Loss and LAE	(132.6)	(136.5)
Policy acquisition expenses	(49.2)	(48.3)
Other underwriting expenses	(46.4)	(41.1)
Total underwriting income	13.7	10.0
Net other revenues	0.1	0.2
General and administrative expenses	(0.5)	(0.3)
Pre-tax income	$13.3	$9.9

The following table provides net written premiums, earned premiums and underwriting ratios by major underwriting unit and Specialty Insurance Operations in total for the three months ended March 31, 2011 and 2010:

	MGA Business	Specialty Industries	Specialty Products	Specialty Insurance Operations
	($ in millions)
Three months ended March 31, 2011
Net written premiums	$48.5	$85.6	$124.2	$258.3
Earned premiums	66.0	80.9	95.0	241.9
Ratios:(1)(2)(3)
Loss and LAE	45.3%	57.0%	59.6%	54.8%
Expense	42.1	42.4	35.3	39.5
Total GAAP combined	87.4%	99.4%	94.9%	94.3%
Three months ended March 31, 2010
Net written premiums	$46.7	$77.6	$136.0	$260.3
Earned premiums	63.2	72.5	100.2	235.9
Ratios:(1)(2)(3)
Loss and LAE	47.8%	59.0%	63.3%	57.9%
Expense	39.7	41.2	34.4	38.1
Total GAAP combined	87.5%	100.2%	97.7%	96.0%

(1)                                  Includes our long-term incentive compensation expense. For the three months ended March 31, 2011 and 2010, long-term incentive compensation expense increased our Specialty Insurance Operations combined ratio by 1.9 points and 2.6 points, respectively.

(2)                                 Includes loss and LAE relating to catastrophes. For the three months ended March 31, 2011 and 2010, total calendar year incurred loss and LAE relating to catastrophes increased our Specialty Insurance Operations loss and LAE and total combined ratios by 3.7 points and 4.6 points, respectively, including development on prior accident year catastrophes which increased our Specialty Insurance Operations loss and LAE and total combined ratios by 0.7 points and 0.2 points, respectively.

(3)                                  Prior accident year development, including development on catastrophes, for the three months ended March 31, 2011 and 2010 decreased our Specialty Insurance Operations loss and LAE and total combined ratios by 0.5 points and 1.1 points, respectively.

Specialty Insurance Operations—Three months ended March 31, 2011 versus three months ended March 31, 2010

Overview.  We reported a GAAP combined ratio of 94.3% for the three months ended March 31, 2011, compared to 96.0% for the three months ended March 31, 2010. The decrease in our combined ratio was primarily due to lower current accident year catastrophe and non-catastrophe losses, partially offset by lower favorable loss reserve development and higher other underwriting expenses.

MGA Business.  Net written premiums for MGA Business increased by 3.9% to $48.5 million in the three months ended March 31, 2011 from $46.7 million in the three months ended March 31, 2010. The increase compared to the prior year period was primarily due to a $2.1 million increase in net written premiums from our collector cars and boats business as well as a $0.7 million increase in net written premiums from A.W.G. Dewar, partially offset by a $1.0 million decrease in net written premiums from OneBeacon Entertainment (OBE).

The MGA Business combined ratio for the three months ended March 31, 2011 decreased slightly to 87.4% from 87.5% for the three months ended March 31, 2010. The loss and LAE ratio decreased by 2.5 points to 45.3%, while the expense ratio increased by 2.4 points to 42.1%. The decrease in the loss and LAE ratio reflects a decrease in current accident year catastrophe and non-catastrophe losses as compared with the prior year period. The three months ended March 31, 2011 includes 0.5 points of current accident year catastrophe losses, primarily related to storms in the eastern and central United States, as compared to 3.0 points, primarily related to severe wind and rainstorms in the northeastern and southeastern United States which impacted our collector cars and boats business, in the three months ended March 31, 2010. Additionally, current accident year non-catastrophe losses were 1.9 points lower than the prior year period as the three months ended March 31, 2010 included the impact of several large losses at OBE. The decrease was partially offset by a 1.9 point increase in adverse loss reserve development. The three months ended March 31, 2011 included 6.7 points of adverse loss reserve development, compared to 4.8 points of adverse loss reserve development primarily related to OBE. The increase in the expense ratio was driven by higher other underwriting expenses related to compensation, partially offset by lower policy acquisition expenses.

Specialty Industries.  Net written premiums for Specialty Industries increased by 10.3% to $85.6 million in the three months ended March 31, 2011 from $77.6 million in the three months ended March 31, 2010. The increase was due to solid retention levels for many of the businesses despite competition in the marketplace. The increase compared to the prior year period was due to a $5.0 million increase in net written premiums from OneBeacon Government Risks, a $2.8 million increase in net written premiums from OneBeacon Technology Insurance (OBTI), a $1.6 million increase in net written premiums from OneBeacon Energy Group and a $1.1 million increase in net written premiums from OneBeacon Accident Group, partially offset by a $2.5 million decrease in net written premiums from International Marine Underwriters (IMU).

The Specialty Industries combined ratio for the three months ended March 31, 2011 decreased to 99.4% from 100.2% for the three months ended March 31, 2010. The loss and LAE ratio decreased by 2.0 points to 57.0% while the expense ratio increased by 1.2 points to 42.4%. The decrease in the loss and LAE ratio was primarily due to loss reserve development. The three months ended March 31, 2011 included 3.9 points of favorable loss reserve development primarily related to OBTI and IMU, compared to 1.2 points of adverse loss reserve development primarily related to OBTI in the prior year period. This was partially offset by a 3.1 point increase in current accident year losses, compared with the three months ended March 31, 2010. The three months ended March 31, 2011 included 5.7 points of current accident year catastrophe losses, primarily related to storms in the eastern, central and western United States impacting IMU, as compared to 2.8 points of current accident year catastrophe losses, primarily related to severe wind and rainstorms in the northeastern United States impacting IMU. The increase in the expense ratio was due to increases in both policy acquisition expenses, primarily related to changes in mix of business, and other underwriting expenses, primarily related to compensation.

Specialty Products.  Net written premiums for Specialty Products decreased by 8.7% to $124.2 million in the three months ended March 31, 2011 from $136.0 million in the three months ended March 31, 2010. The decrease was primarily due to a $7.7 million decrease in net written premiums from OneBeacon Professional Insurance primarily related to the medical excess line and a $5.0 million decrease in net written premiums from OneBeacon Property and Inland Marine (PIM), reflecting a revised underwriting strategy, offset by a $0.7 million increase in net written premiums from OneBeacon Specialty Property and $0.2 million in net written premiums from OneBeacon Excess and Surplus which we began writing in 2011.

The Specialty Products combined ratio for the three months ended March 31, 2011 decreased to 94.9% from 97.7% for the three months ended March 31, 2010. The loss and LAE ratio decreased by 3.7 points to 59.6% while the expense ratio increased by 0.9 points to 35.3%. The decrease in the loss and LAE ratio was primarily due to a 7.6 point decrease in current accident year losses, compared with the three months ended March 31, 2010. The three months ended March 31, 2011 included 2.5 points of current accident year catastrophe losses, primarily related to storms in the eastern, central and western United States impacting PIM, compared to 6.4 points of current accident year catastrophe losses, primarily related to severe wind and rainstorms in the northeastern

United States. Current accident year non-catastrophe losses decreased 3.7 points. The three months ended March 31, 2010 included the impact of a number of large losses experienced at PIM. The decrease in current accident year losses was partially offset by less favorable loss reserve development. The three months ended March 31, 2011 included 2.6 points of favorable loss reserve development primarily related to professional liability, compared to 6.5 points of favorable loss reserve development related to professional liability in the prior year period. The increase in the expense ratio was primarily due to an increase in other underwriting expenses, partially offset by a decrease in policy acquisition expenses related to changes in mix of business.

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

For the three months ended March 31, 2011, our net combined ratio was higher than our gross combined ratio by 4.8 points, primarily due to the impact of the cost of property reinsurance and facultative reinsurance. For the three months ended March 31, 2010, our net combined ratio was higher than our gross combined ratio by 2.2 points, primarily due to the cost of facultative reinsurance and catastrophe reinsurance, the impact of which was partially offset by ceded large property losses.

Other Insurance Operations

Financial results for our Other Insurance Operations segment for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,
	2011	2010
	($ in millions)
Net written premiums	$19.8	$111.2
Earned premiums	$21.6	$217.3
Loss and LAE	(12.0)	(197.2)
Policy acquisition expenses	(1.8)	(49.2)
Other underwriting expenses	(6.0)	(33.1)
Total underwriting income	1.8	(62.2)
Net other revenues	0.9	—
General and administrative expenses	—	(0.5)
Pre-tax income	$2.7	$(62.7)

The following table provides underwriting ratios for Other Insurance Operations for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Ratios:(1)(2)(3)
Loss and LAE	55.6%	90.7%
Expense	36.1	37.9
Total GAAP combined	91.7%	128.6%

(1)                                  Includes our long-term incentive compensation expense. For the three months ended March 31, 2011 and 2010, long-term incentive compensation expense increased our Other Insurance Operations combined ratio by 2.8 points and 2.6 points, respectively.

(2)                                  Includes loss and LAE relating to catastrophes. For the three months ended March 31, 2011 and 2010, total calendar year incurred loss and LAE relating to catastrophes increased our Other Insurance Operations loss and LAE and total combined ratios by 4.6 points and 15.3 points, respectively, including development on prior accident year catastrophes which increased (decreased) our Other Insurance Operations loss and LAE and total combined ratios by 4.6 points and (0.3) points, respectively.

(3)                                  Prior accident year development, including development on catastrophes, for the three months ended March 31, 2011 and 2010 decreased our Other Insurance Operations loss and LAE and total combined ratios by 18.5 points and 1.5 points, respectively.

Other Insurance Operations—Three months ended March 31, 2011 versus three months ended March 31, 2010

Net written premiums for Other Insurance Operations decreased by 82.2% to $19.8 million in the three months ended March 31, 2011 from $111.2 million in the three months ended March 31, 2010, primarily due to the Personal Lines Transaction which closed in July 2010. The three months ended March 31, 2010 included $88.4 million of net written premiums related to the exited businesses. Further, net written premiums at AutoOne decreased by 19.7% to $18.3 million primarily due to actions taken to reduce our exposure in the voluntary private passenger automobile market.

The Other Insurance Operations combined ratio for the three months ended March 31, 2011 decreased to 91.7% from 128.6% for the three months ended March 31, 2010. The loss and LAE ratio decreased 35.1 points to 55.6%, while the expense ratio decreased by 1.8 points to 36.1%. The decrease in the loss and LAE ratio was due to an 18.1 point decrease in current accident year losses as well as favorable loss reserve development. The three months ended March 31, 2011 included no current accident year catastrophe losses, compared to 15.6 points of current accident year catastrophe losses primarily related to severe wind and rainstorms in the northeastern United States in the three months ended March 31, 2010. In addition, current accident year non-catastrophe losses were 2.5 points lower than the prior year period which included higher-than-average levels of large losses in the non-specialty commercial businesses and in the automobile line. Also, the three months ended March 31, 2011 included 18.5 points of favorable loss reserve development, compared with 1.5 points of favorable loss reserve development in the three months ended March 31, 2010, related to the exited businesses. The decrease in the expense ratio is primarily due to a decrease in policy acquisition expenses, reflective of the decrease in our book of business resulting from the transactions, partially offset by an increase in other underwriting expenses that have not decreased proportionately with the reduction in earned premiums.

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

For the three months ended March 31, 2011, our net combined ratio was higher than our gross combined ratio by 2.6 points, primarily due to the impact of the business fronted under the Commercial Lines Transaction, and to a lesser extent the cost of casualty reinsurance and catastrophe reinsurance, partially offset by losses ceded under facultative reinsurance. For the three months ended March 31, 2010, our net combined ratio was higher than our gross combined ratio by 12.8 points, primarily due to the cost of catastrophe reinsurance and property reinsurance.

Investing, Financing and Corporate Operations

A summary of results from our Investing, Financing and Corporate Operations segment for the three months ended March 31, 2011 and 2010 is as follows:.

	Three months ended March 31,
	2011	2010
	($ in millions)
Net investment income	$21.0	$28.3
Net realized and unrealized investment gains	23.1	42.4
Net other expenses	(0.2)	(1.0)
General and administrative expenses	(1.8)	(3.5)
Interest expense on debt	(6.3)	(9.1)
Pre-tax income	$35.8	$57.1

Investing, Financing and Corporate Operations— Three months ended March 31, 2011 versus three months ended March 31, 2010

Investing, Financing and Corporate Operations reported pre-tax income of $35.8 million in the three months ended March 31, 2011, compared to pre-tax income of $57.1 million in the three months ended March 31, 2010. The decrease was primarily related to decreases in net investment income and net realized and unrealized investment gains. As further described below, net realized and unrealized investment gains decreased to $23.1 million in the three months ended March 31, 2011, compared to $42.4 million in the prior year period, and net investment income decreased to $21.0 million in the three months ended March 31, 2011, compared to $28.3 million in the prior year period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results”. The decrease in interest expense reflects actions taken to reduce outstanding debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing”. Further, net other expenses decreased mainly due to a $0.5 million loss related to the purchase of a portion of our senior notes in the three months ended March 31, 2010.

Summary of Investment Results

Investment Philosophy

Our long-term investment philosophy has historically been to maximize our after tax risk-adjusted return while taking prudent levels of risk and maintaining a diversified portfolio. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally.

Our investment portfolio mix as of March 31, 2011 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments which are comprised of common equity securities, convertible bonds and other investments such as hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible bonds and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.

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

Our equity investment strategy is to maximize absolute risk-adjusted return through investments in a variety of common equity, equity-related and convertible bond instruments as well as other investments, primarily hedge funds and private equity funds. We invest in relatively concentrated positions in the United States and other developed markets. Our philosophy is to invest for risk-adjusted return using a bottom-up, value investing approach. Preservation of capital is of the utmost importance.

Investment Returns

A summary of our consolidated pre-tax investment results for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011	2010
	($ in millions)
Net investment income	$21.0	$28.3
Net realized investment gains (losses)	18.0	26.4
Change in net unrealized investment gains and losses	5.1	16.0
Total GAAP pre-tax investment results	$44.1	$70.7

Gross investment returns versus typical benchmarks for the three months ended March 31, 2011 and 2010 are as follows:

	As of March 31, (1)
	2011	2010
Fixed maturity investments	1.0%	2.0%
Short-term investments	—	—
Total fixed income	0.9	1.5
Barclays U.S. Intermediate Aggregate Index	0.5	1.8
Common equity securities	4.2	3.8
Convertible bonds	2.2	4.4
Total common equity securities and convertible bonds	3.8	4.1
Other investments	3.8	2.7
Total common equity securities, convertible bonds and other investments	3.8	3.7
S&P 500 Index (total return)	5.9	5.4
Total consolidated portfolio	1.4%	1.8%

(1)                                 Gross investment income returns exclude investment expenses of $1.8 million and $2.3 million for the three months ended March 31, 2011 and 2010, respectively.

Investment Returns—Three months ended March 31, 2011 versus three months ended March 31, 2010

Overview

Our total pre-tax investment results were $44.1 million, a return of 1.4% for the three months ended March 31, 2011, compared to $70.7 million, a return of 1.8% for the three months ended March 31, 2010. Net investment income in the three months ended March 31, 2011 was $21.0 million, a decrease of $7.3 million, compared to $28.3 million in the three months ended March 31, 2010. The decrease was primarily due to fixed maturity investment yields which decreased to 0.9% for the three months ended March 31, 2011 as compared to 1.1% for the three months ended March 31, 2010 and a reduction in invested assets to $3,232.0 million as of March 31, 2011 from $3,990.3 million as of March 31, 2010 as a result of the Personal Lines Transaction. Net realized investment gains (losses) were $18.0 million in the three months ended March 31, 2011, a decrease of $8.4 million compared to $26.4 million in the three months ended March 31, 2010. The three months ended March 31, 2010 included $24.4 million of realized gains on the sales of fixed maturity securities in preparation of the close of the Personal Lines Transaction. The change in net unrealized investment gains and losses was an increase of $5.1 million in the three months ended March 31, 2011, compared to an increase of $16.0 million in the three months ended March 31, 2010.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 0.9% for the three months ended March 31, 2011, compared to 1.5% for the three months ended March 31, 2010.  We recorded $7.2 million in net realized gains in the three months ended March 31, 2011. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.7 years excluding short term investments and approximately 2.5 years including short-term investments at March 31, 2011. Our fixed maturity portfolio performed consistently with its characteristics and above the Barclays U.S. Intermediate Aggregate Index benchmark for the three months ended March 31, 2011 and slightly below for the three months ended March 31, 2010.

Common equity securities, convertible bonds and other investments

Our total common equity securities, convertible bonds and other investments portfolio returned 3.8% for the three months ended March 31, 2011, compared to 3.7% for the three months ended March 31, 2010. Our total common equity securities and convertible bonds portfolio returned 3.8% and 4.1% for the three months ended March 31, 2011 and 2010, respectively, or 210 basis points and 130 basis points worse, respectively, than the Standard & Poor’s 500 Index (S&P 500) benchmark. We recorded $6.0 million in net realized gains in the three months ended March 31, 2011. Our other investments portfolio returned 3.8% for the three months ended March 31, 2011, compared to 2.7% for the three months ended March 31, 2010.

Fair Value Considerations

We record our investments in accordance with ASC 820 which provides a revised definition of fair value, establishes a framework for measuring fair value and expands financial statement disclosure requirements for fair value information. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). ASC 820 establishes a fair value hierarchy that distinguishes between inputs based on market data from independent sources (observable inputs) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (unobservable inputs). The fair value hierarchy in ASC 820 prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets or liabilities have the highest priority (Level 1), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (Level 2), and unobservable inputs, including the reporting entity’s estimates of the assumptions that market participants would use, having the lowest priority (Level 3).

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where our portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At March 31, 2011 and December 31, 2010, we did not record an adjustment to the net asset value related to our investments in hedge funds or private equity funds.

As of March 31, 2011 and December 31, 2010, other investments represented approximately 4% and 5%, respectively, of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of March 31, 2011 and December 31, 2010 were comprised of $54.0 million and $63.4 million, respectively, in hedge funds, $73.3 million and $72.7 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At March 31, 2011 and December 31, 2010, we held investments in 9 and 10 hedge funds, respectively, and 15 private equity funds. The largest investment in a single fund was $23.1 million and $24.6 million, respectively, at March 31, 2011 and December 31, 2010.

As of March 31, 2011 and December 31, 2010, other investments also included $21.6 million and $21.2 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

As of March 31, 2011 and December 31, 2010, approximately 92% and 91%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturities including corporate debt, state and other governmental debt, convertible fixed maturity securities and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in hedge funds and private equity funds, as well as investments in debt and equity securities, including certain asset-backed securities, where quoted market prices are unavailable.

The fair value measurements at March 31, 2011 and December 31, 2010 for assets recorded in accordance with ASC 825 and any related Level 3 inputs are as follows:

	Fair value at March 31, 2011	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$255.2	$—	—%
Debt securities issued by corporations	934.8	0.3	—
Municipal obligations	2.0	—	—
Asset-backed securities	1,135.9	—	—
Foreign government obligations	8.3	—	—
Preferred stocks	85.8	73.2	85.3
Fixed maturity investments	2,422.0	73.5	3.0
Short-term investments	244.8	—	—
Common equity securities	309.9	42.2	13.6
Convertible bonds	92.3	—	—
Other investments(1)	141.4	141.4	100
Total(1)	$3,210.4	$257.1	8.0%

	Fair value at December 31, 2010	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$250.7	$—	—%
Debt securities issued by corporations	948.6	—	—
Municipal obligations	2.1	—	—
Asset-backed securities	1,117.4	27.7	2.5
Foreign government obligations	13.3	—	—
Preferred stocks	83.4	71.4	85.6
Fixed maturity investments	2,415.5	99.1	4.1
Short-term investments	300.0	—	—
Common equity securities	285.3	39.7	13.9
Convertible bonds	93.8	—	—
Other investments(1)	150.2	150.2	100.0
Total(1)	$3,244.8	$289.0	8.9%

(1)                                  Excludes the carrying value of $21.6 million and $21.2 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of March 31, 2011 and December 31, 2010.

At March 31, 2011 and December 31, 2010, we held one private preferred stock that represented approximately 85% and 86%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, we had $45.5 million and $41.3 million, respectively, of liabilities recorded at fair value and included in other liabilities as of March 31, 2011 and December 31, 2010. These liabilities relate to securities that have been sold short by a limited partnership in which we invest and are required to consolidate in accordance with GAAP. As of March 31, 2011, $45.3 million of these liabilities have been deemed to have a Level 1 designation and $0.2 million of these liabilities have been deemed to have a Level 2 designation. As of December 31, 2010, all of the liabilities included in the $41.3 million have been deemed to have a Level 1 designation.

The changes in Level 3 fair value measurements for the three months ended March 31, 2011 are as follows:

	Fixed maturity investments	Common equity securities	Convertible bonds	Other investments(1)	Total
	($ in millions)
Balance at January 1, 2011	$99.1	$39.7	$—	$150.2	$289.0
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	1.8	(1.3)	—	6.4	6.9
Purchases	0.3	3.9	—	1.8	6.0
Sales	—	(0.1)	—	(17.0)	(17.1)
Transfers in	—	—	—	—	—
Transfers out	(27.7)	—	—	—	(27.7)
Balance at March 31, 2011	$73.5	$42.2	$—	$141.4	$257.1

(1)                                  Excludes the carrying value of $21.6 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

“Transfers out” of Level 3 fixed maturity investments of $27.7 million for the three months ended March 31, 2011 were comprised of securities which had been previously classified as a Level 3 measurement and were recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Our top tier regulated insurance operating subsidiaries have the ability to pay $291 million of dividends during 2011 without the prior approval of regulatory authorities, subject to the availability of unassigned funds. At December 31, 2010, OneBeacon’s top tier regulated insurance operating subsidiaries had $0.8 billion of unassigned funds and statutory surplus of $1.1 billion. At March 31, 2011, we had approximately $467 million of net unrestricted cash, short-term investments, convertible fixed maturity investments and fixed maturity investments and approximately $13 million of common equity securities outside of our regulated insurance operating subsidiaries.

During the three months ended March 31, 2011 and 2010, our top tier regulated operating subsidiaries distributed $100.0 million of extraordinary dividends and $71.0 million of ordinary dividends, respectively, to OneBeacon Insurance Group LLC. During the three months ended March 31, 2011 and 2010, our unregulated operating subsidiaries paid $4.1 million and $3.6 million, respectively, of dividends to their immediate parent.

During the three months ended March 31, 2011 and 2010, we paid $19.8 million and $20.0 million, respectively, of regular quarterly dividends to holders of OneBeacon’s common shares.

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

The following table illustrates our consolidated insurance float position and four operational leverage ratios based on insurance float and net invested assets as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	($ in millions)
Total investments	$3,232.0		$3,266.0
Cash	32.6		33.6
Accounts receivable on unsettled investment sales	15.3		5.4
Accounts payable on unsettled investment purchases	(52.9)		(14.1)
Net invested assets	$3,227.0		$3,290.9
OneBeacon’s common shareholders’ equity	$1,251.3		$1,229.0
Debt	419.6		419.6
Total capital	$1,670.9		$1,648.6
Insurance float	$1,556.1		$1,642.3
Insurance float as a multiple of total capital	0.9	x	1.0	x
Net invested assets as a multiple of total capital	1.9	x	2.0	x
Insurance float as a multiple of OneBeacon’s common shareholders’ equity	1.2	x	1.3	x
Net invested assets as a multiple of OneBeacon’s common shareholders’ equity	2.6	x	2.7	x

Financing

The following table summarizes our capital structure at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	($ in millions)
Senior Notes, carrying value	$419.6	$419.6
OneBeacon’s common shareholders’ equity	1,251.3	1,229.0
Total capital	$1,670.9	$1,648.6
Ratio of debt to total capital	25.1%	25.5%

(1)           See Note 6—“Debt” of the accompanying consolidated financial statements.

We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

Senior Notes

On March 24, 2011, OBH commenced a cash tender offer for up to $150.0 million in aggregate principal amount of the Senior Notes at a price of $1,045 per $1,000 principal amount. The cash tender offer, which was not subject to the tender of any minimum principal amount of Senior Notes, expired on April 20, 2011. Holders of Senior Notes who tendered on or before April 6, 2011 received an early tender payment of $30 for every $1,000 principal amount of Senior Notes validly tendered. Payment for the Senior Notes included accrued and unpaid interest up to the settlement date. On April 21, 2011, OBH accepted and retired $150.0 million aggregate principal amount of its Senior Notes for $161.2 million, which resulted in an $11.7 million pre-tax loss. As of April 28, 2011, OneBeacon’s debt outstanding is approximately $270 million.

During the first quarter of 2010, OBH repurchased and retired $11.5 million of outstanding Senior Notes for $11.9 million, which resulted in a $0.5 million loss. During the first quarter of 2010, OneBeacon Insurance Company (OBIC) purchased $1.1 million of outstanding Senior Notes for $1.1 million.

White Mountains Insurance Group, Ltd. (White Mountains) currently provides an irrevocable and unconditional guarantee as to the payment of principal and interest on the Senior Notes. In consideration of this Guarantee, we have agreed to pay a specified fee to White Mountains in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. We have further agreed that if White Mountains’ voting interest in us ceases to represent more than 50% of all our voting securities, we will redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains’ obligations under the Guarantee (the Guarantee Elimination). White Mountains has agreed to provide written notice to us when its voting interest in us has been reduced below 50%. We will have 180 days from the receipt of such notification to complete the Guarantee Elimination. If the Guarantee Elimination is not completed within the initial 180-day period, the Guarantee fee shall increase by 200 basis points. The Guarantee fee shall further increase by 100 basis points for each subsequent 90-day period thereafter, up to a maximum Guarantee fee of 425 basis points, until the Guarantee Elimination has been completed.

The Senior Notes were issued under an indenture which contains restrictive covenants that, among other things, limit the ability of White Mountains, OBH and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limit the ability of OBH and its respective subsidiaries, which includes us, to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At March 31, 2011, White Mountains and OBH were in compliance with all of the covenants under the Senior Notes.

The indenture documents provide that, if White Mountains as guarantor of the Senior Notes has a payment default in excess of $25 million under a credit agreement, mortgage or similar debt agreement, there is a default under the Senior Notes. White Mountains has a revolving credit facility which provides for borrowing up to a maximum of $475 million and which contains restrictive financial covenants. Therefore, if White Mountains were to breach its financial covenants in its revolving credit facility, an event of default would result, which would allow lenders to declare all amounts owed under the credit facility to be immediately due and payable. A failure to pay the amount owed under the credit facility would permit the trustees or holders of 25% or more of the Senior Notes to declare an event of default under the indenture documents resulting in a required repayment of the Senior Notes. At March 31, 2011, the facility was undrawn. At March 31, 2011, White Mountains was in compliance with all of the covenants under the facility. See “Note 16. Related Party Disclosures” of the Company’s 2010 Annual Report on Form 10-K.

Share Repurchase Program

On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon’s Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the three months ended March 31, 2011 and 2010, no shares were repurchased.

Cash Flows

Detailed information concerning our cash flows for the three months ended March 31, 2011 and 2010 follows:

Cash flows from operations for the three months ended March 31, 2011 and 2010

Net cash flows used for operations were $61.7 million and $29.2 million, respectively, for the three months ended March 31, 2011 and 2010. Net cash flows used for operations for the three months ended March 31, 2011 and 2010 were adversely impacted by declining net investment income, primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base. In addition, the decline in cash flows from operations for the three months ended March 31, 2010 reflects the impact of the Personal Lines Transaction and also the Commercial Lines Transaction, including as decreases in our loss and LAE reserves resulting from claim payments related to non-specialty commercial lines reserves.

Cash flows from investing and financing activities for the three months ended March 31, 2011

Financing and Other Capital Activities

During the first quarter of 2011, we declared and paid $19.8 million of regular quarterly cash dividends to holders of OneBeacon’s common shares.

Other Liquidity and Capital Resource Activities

During the first quarter of 2011, we made payments with respect to our long-term incentive compensation plans totaling $16.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 929,849 performance shares for the 2008-2010 performance cycle.

Cash flows from investing and financing activities for the three months ended March 31, 2010

Financing and Other Capital Activities

During the first quarter of 2010, we declared and paid $20.0 million of regular quarterly cash dividends to holders of OneBeacon’s common shares.

During the first quarter of 2010, we paid $0.4 million of interest on our debt obligations.

During the first quarter of 2010, OBIC purchased a portion of the Senior Notes for $1.1 million.

During the first quarter of 2010, OBH repurchased and retired a portion of the Senior Notes for $11.9 million.

During the first quarter of 2010, we repaid the $14.0 million outstanding balance on the note issued in connection with the acquisition of the Atlantic Specialty Insurance Company.

Other Liquidity and Capital Resource Activities

During the first quarter of 2010, we made payments with respect to our long-term incentive compensation plans totaling $21.4 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 682,344 performance shares for the 2007-2009 performance cycle.

Critical Accounting Estimates

Refer to the Company’s 2010 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of March 31, 2011, there were no material changes to our critical accounting estimates.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform with our expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•                  the risks associated with Item 1A of the Company’s 2010 Annual Report on Form 10-K and in Item 1A of this Form 10-Q;

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our 2010 Annual Report on Form 10-K and in particular item 7A — “Quantitative and Qualitative Disclosures About Market Risk”.  As of March 31, 2011, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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

The CEO and CFO of OneBeacon (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of March 31, 2011, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended March 31, 2011.

PART II.        OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Company from time to time is involved in various routine legal proceedings.  We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.       RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2010 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2011, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2007, the Company’s board of directors authorized the Company to repurchase up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the three months ended March 31, 2011, no shares were repurchased.

ITEM 6.          EXHIBITS

(a) Exhibits

10.4.12**	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2011-2013 Performance Share Grant.
10.4.13**	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2011-2013 Performance Unit Grant.
11*	Statement Re Computation of Per Share Earnings.
31.1**	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

OneBeacon Insurance Group, Ltd.

	By:	/s/ ANN MARIE ANDREWS
Ann Marie Andrews
Date: April 29, 2011		Chief Accounting Officer