Form 10-K
period 2011-12-31
OneBeacon Insurance Group, Ltd.
filed 2012-02-28
CIK 1369817

Use these links to rapidly review the document

ONEBEACON INSURANCE GROUP, LTD. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting shares (based on the closing price of Class A common shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2011, was $300,418,281.

         As of February 24, 2012, 23,313,719 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual General Meeting of Members scheduled to be held May 23, 2012 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Overview

        OneBeacon Insurance Group, Ltd. (the Company or the Registrant), an exempted Bermuda limited liability company, through its subsidiaries (collectively, OneBeacon, we, us, or our) is a property and casualty insurance writer singularly focused on specialty lines. We offer a wide range of specialty products and services through independent agencies, regional and national brokers, wholesalers and managing general agencies. As a specialty company, we are guided by a focus on certain products and/or customer or industry groups where we believe our targeted approach and expertise deliver a competitive advantage. We believe specialization will result in superior returns as compared to a more "generalist" underwriting approach and that our knowledge regarding our targeted industries, classes and risk characteristics provides us with a competitive edge for our terms and conditions on individual accounts. Our products relate to professional liability, marine, collector cars and boats, energy, entertainment, sports and leisure, excess property, excess environmental, group accident, property and inland marine, public entities, technology and tuition refund.

        Our reportable segments are Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations. The Specialty Insurance Operations segment is comprised of twelve underwriting units that are aggregated into three major underwriting units for financial reporting—MGA Business, Specialty Industries and Specialty Products—representing an aggregation of businesses based on those that are distributed through managing general agencies (MGAs), those that are targeted to specific industries and those that offer targeted products. Our Other Insurance Operations segment includes the results of the non-specialty commercial lines business, to which we sold the renewal rights, and the traditional personal lines business, which we sold, in addition to other run-off business and certain purchase accounting adjustments relating to the OneBeacon Acquisition. Investing, Financing and Corporate Operations includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and our intermediate subsidiaries.

        OneBeacon was acquired by White Mountains Insurance Group, Ltd. (White Mountains) from Aviva plc (Aviva) in 2001 (the OneBeacon Acquisition). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of our common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2011, White Mountains owned 75.5% of our common shares.

        Our headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. Our U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.

        Our principal operating subsidiaries are rated "A" (Excellent, the third highest of fifteen financial strength ratings) by A.M. Best Company, Inc. (A.M. Best), "A-" (Strong, the seventh highest of twenty-one financial strength ratings) by Standard & Poor's Financial Services LLC (Standard & Poor's), "A2" (Good, the sixth highest of twenty-one financial strength ratings) by Moody's Investors Service, Inc. (Moody's) and "A" (Strong, the sixth highest of twenty-one financial strength ratings) by Fitch Ratings (Fitch). We currently have a "Stable" outlook from each of A.M. Best, Standard & Poor's, Fitch and Moody's.

        In the year ended December 31, 2011, our net written premiums totaled $1.1 billion and we had total assets of approximately $5.8 billion and total OneBeacon's common shareholders' equity of $1.1 billion at December 31, 2011.

Significant Transactions

        AutoOne.    On August 30, 2011, we entered into a definitive agreement (the AutoOne Purchase Agreement) to sell our AutoOne Insurance business (AutoOne) to Interboro Holdings, Inc. (Interboro) (the AutoOne Transaction). AutoOne offers products and services to assigned risk markets primarily in New York and New Jersey. AutoOne had been included within the Other Insurance Operations segment, however, as a result of entering into the AutoOne Purchase Agreement, AutoOne has been presented as discontinued operations in the statements of operations with the prior periods reclassified to conform to the current presentation. Pursuant to the terms of the AutoOne Purchase Agreement, at closing OneBeacon will transfer to Interboro all of the issued and outstanding shares of common stock of AutoOne Insurance Company (AOIC) and AutoOne Select Insurance Company (AOSIC), through which substantially all of the AutoOne business is written on a direct basis. At closing, OneBeacon will also transfer the assets, liabilities (including loss reserves and unearned premiums) and capital of the business as well as substantially all of the AutoOne infrastructure including systems and office space as well as certain staff. The AutoOne Transaction also includes the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon will cede, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC. The AutoOne Transaction, which was subject to regulatory approvals, closed in February 2012.

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

        Insurance companies incur a significant amount of their total expenses from policyholder losses, which are commonly referred to as claims. In settling policyholder losses, various loss adjustment expenses (LAE) are incurred such as insurance adjusters' fees and litigation expenses. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to producers and premium taxes, and other expenses related to the underwriting process, including their employees' compensation and benefits. The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company's combined ratio under accounting principles generally accepted in the United States (GAAP) is calculated by adding the ratio of incurred loss and LAE to earned premiums (the loss and LAE ratio) and the ratio of policy acquisition and other underwriting expenses to earned premiums (the expense ratio). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. However, when considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can be profitable.

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

  MGA Business

        Our MGA Business underwriting unit includes:

  •
  Collector Cars and Boats:  Through our exclusive partnership with Hagerty Insurance Agency (Hagerty), we offer tailored coverages for collectible vehicles and wooden boats, automotive museums and restoration shops. Notable features include agreed value for the insured vehicle or boat, flexible usage, and overseas shipping/foreign touring coverage—supported by in-house claims expertise. Our relationship with Hagerty has an initial term of five years and will be up for renewal in the second quarter of 2013.

  •
  A.W.G. Dewar (Dewar):  Dewar has been a leading provider of tuition reimbursement insurance since 1930. Dewar's product protects both schools and parents from the financial consequences of a student's withdrawal or dismissal from school. We own approximately 83% of the Dewar agency.

  •
  OneBeacon Entertainment (OBE):  OBE is an underwriting facility that includes the managing general agency, Entertainment Brokers International Insurance Services (EBI), which we acquired in July 2008. OBE's primary focus is providing specialized commercial insurance products, including professional liability coverages, for the entertainment, sports, and leisure industries, through a network of independent agents and brokers.

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

  •
  OneBeacon Technology Insurance (OBTI):  OBTI has the focus and expertise to deliver targeted insurance solutions for specific Technology segments including: InfoTech, MedTech, Telecommunications, Electronic Manufacturing, Integration Contractors, Instrument Manufacturers and Clean Tech/Solar. Our tailored products and coverages include property, general liability, business auto, commercial umbrella, workers compensation, international, technology errors or omissions, data privacy and communications liability. We deliver specialized expertise, innovation and service through dedicated underwriting, risk control and claims staff.

  •
  OneBeacon Accident Group (OBA):  OBA focuses on analyzing and developing unique accident solutions for the transportation, non-subscription and corporate accident marketplace, while also developing specialized accident insurance programs. OBA continually canvases the marketplace for niches that could benefit from accident solutions. OBA's product suite includes accidental death and dismemberment, occupational accident, sports accident, non-truckers liability, vehicle physical damage and other accident coverages. OBA also manages OneBeacon Services, which provides employers and affinity groups with access to unique services including a discounted prescription drug program, identity theft management services and travel assistance services.

  •
  OneBeacon Government Risks (OBGR):  OBGR provides solutions for midsized municipalities and counties, special districts including water and sanitation, non-rail transit authorities and other publicly funded agencies. Products include property, casualty and professional liability comprised of law enforcement, public officials and employment practices liability offered on a fully insured, deductible, self-insured retention or assumed reinsurance basis.

  •
  OneBeacon Energy Group (OBEG):  OBEG focuses on middle-market upstream and midstream conventional energy businesses, alternative and renewable energy producers, alternative fuel producers and related service and manufacturing enterprises. The business offers a full array of property, inland marine and casualty insurance, including property damage, boiler and machinery breakdown, general liability, auto liability and umbrella liability. OBEG continues to develop and expand product offerings to serve customer needs. OBEG does not offer offshore energy products.

  Specialty Products

        Our Specialty Products underwriting unit includes:

  •
  OneBeacon Professional Insurance (OBPI):  OBPI specializes in professional liability solutions for targeted industries including hospitals, managed care organizations, long-term care facilities, medical facilities, physician groups, media organizations, lawyers, real estate professionals, design professionals, financial services and technology providers. Additionally, OBPI provides employment practices liability, management liability and tailored products for complex organizations including health care provider excess insurance and HMO reinsurance. General liability, property and workers compensation coverages are also available for financial institutions. OBPI's policies are primarily issued on a "claims made" basis, which generally covers claims that are made against an insured during the time period when a liability policy is in effect.

  •
  OneBeacon Property and Inland Marine (PIM):  PIM provides monoline property and inland marine products for targeted classes of business. The business focuses on builders' risks, contractors' equipment, installation floaters, fine arts, motor truck cargo, transportation, miscellaneous articles floaters, warehousemen's legal liability, and other inland marine opportunities. For property, the target is nursing homes, assisted living, and independent living as well as cultural institutions and related property to support inland marine accounts, including but not limited to, property for our contracting accounts.

  •
  OneBeacon Specialty Property (OBSP):  OBSP provides excess property and inland marine solutions that augment primary policies or self-insured retentions. Target classes of business include apartments and condominiums, commercial real estate, small-to-medium manufacturing, retail/wholesale, education and public entities. OBSP products are provided primarily through surplus lines wholesalers.

  •
  OneBeacon Excess and Surplus (OBES):  Our newest business, OBES was established in July 2010 to support our current businesses and write selectively in the excess and surplus market. OBES includes OneBeacon Environmental which offers specialized environmental insurance products designed to address a broad range of exposures faced by businesses. Capabilities include commercial general liability, contractors environmental liability, professional liability, environmental premises liability, products pollution liability and follow-form excess.

        For the years ended December 31, 2011, 2010 and 2009, our Specialty Insurance Operations net written premiums by underwriting unit were as follows:

	Year ended December 31,
	2011	2010	2009
	($ in millions)
MGA Business	$288.4	$269.2	$256.7
Specialty Industries	376.9	317.6	292.3
Specialty Products	397.4	401.2	397.2

Total Specialty Insurance Operations	$1,062.7	$988.0	$946.2

Geographic Concentration

        Substantially all of our net written premiums are derived from business produced in the United States. Business from Specialty Insurance Operations was produced in the following states:

	Year ended December 31,
	2011	2010	2009
California	13.9%	13.4%	12.8%
New York	9.3	8.8	9.0
Texas	6.8	6.7	7.0
Florida	5.0	5.6	5.5
Massachusetts	4.5	5.0	5.5
Other(1)	60.5	60.5	60.2

Total	100.0%	100.0%	100.0%

(1)
No individual state was greater than 5% of net written premiums, except as noted above.

Other Insurance Operations

        Our Other Insurance Operations includes run-off business, which consists primarily of non-specialty commercial lines business, the renewal rights to which were sold in 2009 as described below, as well as national accounts, certain specialty programs and regional agency business transferred to Liberty Mutual Insurance Group (Liberty Mutual) effective in 2001. Additionally, our Other Insurance Operations included the traditional personal lines business sold in 2010 as described below and certain purchase accounting adjustments relating to the OneBeacon Acquisition.

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

        On July 1, 2010, we completed the sale of our traditional personal lines business to Tower Group, Inc. (Tower) (the Personal Lines Transaction). The Personal Lines Transaction included two insurance companies through which the majority of the traditional personal lines business was written on a direct basis, two attorneys-in-fact managing the reciprocal insurance exchanges (reciprocals) that wrote the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies. In addition, the Personal Lines Transaction included the execution of reinsurance agreements with certain subsidiaries of the Company pursuant to which we cede, on a 100% quota share basis, traditional personal lines business not directly written by companies included in the sale and assume, on a 100% quota share basis, certain specialty lines business written directly by York Insurance Company of Maine (York). We also entered into a Transition Services Agreement (TSA), pursuant to which we provide certain services to Tower during the three-year term of the TSA. Tower reimburses us for all of our expenses incurred to provide these services. Reimbursement for these services is netted against the expense incurred.

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

        For the years ended December 31, 2011, 2010 and 2009, our net written premiums from Other Insurance Operations were as follows:

	Year ended December 31,(1)
	2011	2010	2009
	($ in millions)
Other Insurance Operations	$0.2	$171.0	$871.6

(1)
As a result of entering into the AutoOne Purchase Agreement, AutoOne has been presented as discontinued operations in the statements of operations for all periods presented.

Marketing and Distribution

        We offer our products through a network of independent agents, regional and national brokers and wholesalers. Overall, we have approximately 2,700 distribution relationships across the country. In recent years, we have expanded our distribution channels to include select MGAs, either through acquisitions or exclusive relationships. These MGAs focus on a particular customer group with tailored products and services, and related expertise.

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

Competition

        Property and casualty insurance is highly competitive. Our businesses each compete against a different subset of companies. In general, we compete to varying degrees in one or more of our businesses with most of the large multi-line insurance companies, such as ACE Limited, Chartis Insurance, Chubb Group of Insurance Companies, CNA Insurance, Liberty Mutual Insurance Group, Travelers Insurance Group Holdings Inc. and Zurich Financial Services Ltd. We also compete with most of the specialty companies, such as Allied World Assurance Company, HCC Insurance Holdings, Inc., Ironshore Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. We also compete in certain of our businesses with various local and regional insurance companies.

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

        The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to our operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in the area affected by the event as well as the severity of the event. We use models (primarily AIR Worldwide) to estimate the probability of the occurrence of a catastrophic event as well as potential losses under various scenarios. We use this model output in conjunction with other data to manage our exposure to catastrophe losses through individual risk selection and by limiting our concentration of insurance written in catastrophe-prone areas such as coastal regions. In addition, we impose wind deductibles on existing coastal windstorm exposures.

        We seek to further reduce our potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective May 1, 2011, we renewed our property catastrophe reinsurance program through April 30, 2012. The program provides coverage for our property business for losses resulting from natural catastrophes, as well as certain acts of terrorism. Under the program, the first $50.0 million of losses resulting from any single catastrophe are retained and the next $175.0 million of losses resulting from the catastrophe are reinsured in three layers, although we retain a co-participation of 26% of losses from $50.0 million to $100.0 million and 10% of losses from $100.0 million to $175.0 million. Losses from $175.0 million to $225.0 million are fully reinsured. Any loss above $225.0 million would be retained in full. In the event of a catastrophe, our property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. We anticipate that the $225.0 million limit is sufficient to cover Northeast windstorm losses with a modeled 0.4%-0.5% probability of occurrence (1-in-250-year event to 1-in-200-year event). This $225.0 million limit was reduced from the $275.0 million limit that our previous catastrophe reinsurance program provided. This reduction was in response to lower exposure as our run-off business winds down.

        Our property catastrophe reinsurance program does not cover property losses resulting from any nuclear events or biological, chemical or radiological terrorist attacks or losses resulting from acts of terrorism as defined under the Terrorism Risk Insurance Act of 2002 (the Terrorism Act), as amended, committed by an individual or individuals acting on behalf of any foreign person or foreign interest, as well as domestic acts of terrorism. See "Business—Terrorism."

        We also purchase property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10.0 million up to $100.0 million. Individual risk facultative reinsurance may be purchased above $100.0 million where we deem it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10.0 million up to $100.0 million on an individual risk basis for acts of foreign terrorism. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.

        We also maintain a casualty reinsurance program that provides protection for individual policies involving workers compensation, general liability, automobile liability, professional liability or umbrella liability in excess of $5.0 million up to $21.0 million ($20.0 million for healthcare professional liability). Casualty losses involving more than one insured are covered by a dedicated treaty up to $40.0 million in excess of a $10.0 million retention.

        In addition, we have reinsurance contracts with two reinsurance companies rated "A++" (Superior, the highest of fifteen financial strength ratings) by A.M. Best and "AA+" (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor's. One is the reinsurance cover with NICO which entitles us to recover up to $2.5 billion in ultimate loss and LAE incurred related primarily to A&E claims arising from business written prior to 1992 for asbestos claims and 1987 for environmental claims and certain other exposures. As of December 31, 2011, we have ceded estimated incurred losses of approximately $2.3 billion to the NICO Cover. Net losses paid totaled $1.4 billion as of December 31, 2011. The other contract is a reinsurance cover with General Reinsurance Corporation (GRC) for up to $570 million of additional losses on all claims arising from accident years 2000 and prior (the GRC Cover). Through December 31, 2011, we had ceded estimated incurred losses of $562 million to the GRC Cover. Pursuant to the GRC Cover, we are not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. We intend to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting our recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by us on our own investments. This cost, if any, is expected to be nominal. During the years ended December 31, 2011 and 2010, we collected $73.5 million and $61.3 million, respectively, under the GRC Cover.

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

        In December 2007, the U.S. government extended the Terrorism Act until December 31, 2014. The Terrorism Act, originally enacted in 2002, established a federal "back-stop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry's aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year's direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this "back-stop," primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

        We estimate our individual retention level for commercial policies subject to the Terrorism Act to be approximately $100 million in 2012. The federal government will pay 85% of covered terrorism losses that exceed our or the industry's retention levels in 2012, up to a total of $100 billion.

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

        We closely monitor and manage our concentration of risk by geographic area. Our guideline is to control our exposures so that our total maximum expected loss from a likely terrorism event within any half-mile radius in a metropolitan area or around a target risk will not exceed $200 million, or $300 million in all other areas before considering the Terrorism Act. Reports monitoring our terrorism exposures are generated quarterly, and the exposure of potential new business located in areas of existing concentration or that individually present significant exposure is evaluated during the underwriting process. As a result, we believe that we have taken appropriate actions to limit our exposure to losses from terrorist attacks and will continue to monitor our terrorism exposure in the future. Nonetheless, risks insured by us, including those covered by the Terrorism Act, remain exposed to terrorist attacks and the possibility remains that losses resulting from future terrorist attacks could prove to be material.

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

        The following tables summarize our loss and LAE reserve activities for the years ended December 31, 2011, 2010 and 2009:

Year ended December 31, 2011	Specialty Insurance Operations	Other Insurance Operations(3)	Consolidated
	($ in millions)
Gross beginning balance	$841.5	$2,454.0	$3,295.5
Less beginning reinsurance recoverable on unpaid losses	(60.1)	(1,833.1)	(1,893.2)

Net loss and LAE reserves	781.4	620.9	1,402.3
Loss and LAE incurred relating to:
Current year losses	578.0	5.8	583.8
Prior year losses	(29.6)	26.7	(2.9)

Total incurred loss and LAE from continuing operations	548.4	32.5	580.9
Loss and LAE paid relating to:
Current year losses	(216.9)	(16.1)	(233.0)
Prior year losses	(305.9)	(175.9)	(481.8)

Total loss and LAE payments from continuing operations	(522.8)	(192.0)	(714.8)
Total incurred loss and LAE from discontinued operations	—	56.9	56.9
Total loss and LAE payments from discontinued operations	—	(69.5)	(69.5)

Net loss and LAE reserves	807.0	448.8	1,255.8
Net loss and LAE reserves reclassified to held for sale(1)	—	(64.7)	(64.7)

Net ending balance	807.0	384.1	1,191.1
Plus ending reinsurance recoverable on unpaid losses	61.6	2,105.9	2,167.5

Gross ending balance	$868.6	$2,490.0	$3,358.6

(1)
At December 31, 2011, $64.7 million of net loss and LAE reserves related to the AutoOne Transaction were reclassified to held for sale.

Year ended December 31, 2010	Specialty Insurance Operations	Other Insurance Operations(3)	Consolidated
	($ in millions)
Gross beginning balance	$704.7	$3,230.1	$3,934.8
Less beginning reinsurance recoverable on unpaid losses	(46.4)	(2,146.5)	(2,192.9)

Net loss and LAE reserves	658.3	1,083.6	1,741.9
Loss and LAE incurred relating to:
Current year losses	567.6	347.7	915.3
Prior year losses	(28.0)	(29.1)	(57.1)

Total incurred loss and LAE from continuing operations	539.6	318.6	858.2
Loss and LAE paid relating to(2):
Current year losses	(201.1)	(183.1)	(384.2)
Prior year losses	(215.4)	(348.7)	(564.1)

Total loss and LAE payments from continuing operations	(416.5)	(531.8)	(948.3)
Total incurred loss and LAE from discontinued operations	—	72.0	72.0
Total loss and LAE payments from discontinued operations	—	(90.5)	(90.5)

Net loss and LAE reserves	781.4	851.9	1,633.3
Net loss and LAE reserves sold as part of the Personal Lines Transaction	—	(231.0)	(231.0)

Net ending balance	781.4	620.9	1,402.3
Plus ending reinsurance recoverable on unpaid losses	60.1	1,833.1	1,893.2

Gross ending balance	$841.5	$2,454.0	$3,295.5

(2)
Loss and LAE paid for the year ended December 31, 2010 includes $78.2 million of traditional personal lines loss reserves not directly written by York or Massachusetts Homeland Insurance Company ($2.5 million relating to current year losses and $75.7 million relating to prior year losses) ceded to Tower pursuant to the Personal Lines Transaction which closed in July 2010.

Year ended December 31, 2009	Specialty Insurance Operations	Other Insurance Operations(3)	Consolidated
	($ in millions)
Gross beginning balance	$629.9	$3,664.1	$4,294.0
Less beginning reinsurance recoverable on unpaid losses	(52.4)	(2,450.9)	(2,503.3)

Net loss and LAE reserves	577.5	1,213.2	1,790.7
Loss and LAE incurred relating to:
Current year losses	487.6	634.4	1,122.0
Prior year losses	(84.6)	(32.1)	(116.7)

Total incurred loss and LAE from continuing operations	403.0	602.3	1,005.3
Accretion of fair value adjustment to net loss and LAE reserves	—	5.4	5.4
Loss and LAE paid relating to:
Current year losses	(169.8)	(286.1)	(455.9)
Prior year losses	(152.4)	(445.0)	(597.4)

Total loss and LAE payments from continuing operations	(322.2)	(731.1)	(1,053.3)
Total incurred loss and LAE from discontinued operations	—	116.6	116.6
Total loss and LAE payments from discontinued operations	—	(122.8)	(122.8)

Net ending balance	658.3	1,083.6	1,741.9
Plus ending reinsurance recoverable on unpaid losses	46.4	2,146.5	2,192.9

Gross ending balance	$704.7	$3,230.1	$3,934.8

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

	Gross Loss and LAE Reserve Balance	Reinsurance Recoverables on Unpaid Losses	Net Loss and LAE Reserve Balance
	($ in millions)
January 1, 2009	$(210.5)	$(205.1)	$(5.4)
December 31, 2009	(190.5)	(190.5)	—
December 31, 2010	(176.5)	(176.5)	—
December 31, 2011	(163.3)	(163.3)	—

          The following information presents (1) our reserve development over the preceding 10 years and (2) a reconciliation of reserves on a regulatory basis to reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.

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

          Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency (the average number of claims submitted per policy during a given period of time) and severity (the average value of claims submitted per policy during a given period of time) patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2011. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2011. Section VI shows the cumulative gross

  (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2011.

	Loss and LAE(1) Year ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	($ in millions)
I. Liability for unpaid loss and LAE:
Gross balance	$8,319.8	$7,407.9	$5,976.1	$5,160.9	$5,530.7	$4,926.0	$4,587.2	$4,402.4	$4,029.5	$3,394.7	$3,521.9
Less reinsurance recoverable on unpaid loss and LAE	(3,591.5)	(3,534.4)	(2,954.8)	(2,670.9)	(3,382.0)	(3,079.7)	(2,850.6)	(2,708.4)	(2,383.4)	(2,069.7)	(2,330.8)

Net balance	$4,728.3	$3,873.5	$3,021.3	$2,490.0	$2,148.7	$1,846.3	$1,736.6	$1,694.0	$1,646.1	$1,325.0	$1,191.1
II. Cumulative amount of net liability paid through:
1 year later	1,851.5	1,570.7	1,366.4	1,072.2	922.7	689.1	620.2	605.7	737.4	493.4
2 years later	3,039.2	2,705.2	2,187.4	1,724.9	1,430.4	1,098.7	990.0	1,008.8	1,043.8
3 years later	3,963.2	3,415.1	2,704.3	2,136.0	1,751.0	1,382.6	1,232.1	1,176.8
4 years later	4,528.6	3,858.6	3,019.7	2,389.6	1,965.9	1,526.0	1,328.7
5 years later	4,874.8	4,122.4	3,219.5	2,555.9	2,063.3	1,577.8
6 years later	5,091.0	4,292.8	3,353.2	2,643.4	2,094.5
7 years later	5,232.3	4,413.2	3,387.4	2,639.4
8 years later	5,341.5	4,432.8	3,413.9
9 years later	5,415.7	4,446.3
10 years later	5,378.2
III. Net liability re-estimated as of:
1 year later	4,780.8	4,030.7	3,128.6	2,596.3	2,176.5	1,815.2	1,663.8	1,577.3	1,588.9	1,322.1
2 years later	5,058.9	4,143.0	3,244.5	2,599.5	2,219.7	1,763.8	1,558.5	1,509.8	1,599.6
3 years later	5,143.3	4,249.9	3,257.9	2,694.2	2,182.7	1,688.2	1,513.1	1,517.2
4 years later	5,221.4	4,268.6	3,386.0	2,676.0	2,133.4	1,642.6	1,547.5
5 years later	5,242.8	4,401.3	3,385.5	2,669.4	2,123.7	1,703.2
6 years later	5,371.2	4,405.2	3,380.0	2,663.6	2,175.3
7 years later	5,371.3	4,415.5	3,386.4	2,704.3
8 years later	5,384.5	4,423.5	3,429.7
9 years later	5,391.2	4,462.4
10 years later	5,426.7
IV. Cumulative net (deficiency)/redundancy(2)	$(698.4)	$(588.9)	$(408.4)	$(214.3)	$(26.6)	$143.1	$189.1	$176.8	$46.5	$2.9
Percent (deficient)/redundant	(14.8)%	(15.2)%	(13.5)%	(8.6)%	(1.2)%	7.8%	10.9%	10.4%	2.8%	0.2%
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross unpaid loss and LAE latest re-estimate	$10,574.8	$9,556.5	$7,842.0	$6,749.5	$6,111.7	$5,302.2	$4,923.5	$4,769.4	$4,508.2	$3,911.2
Reinsurance recoverable latest re-estimate	(5,148.1)	(5,094.1)	(4,412.3)	(4,045.2)	(3,936.4)	(3,599.0)	(3,376.0)	(3,252.2)	$(2,908.6)	$(2,589.1)

Net unpaid loss and LAE latest re-estimate	$5,426.7	$4,462.4	$3,429.7	$2,704.3	$2,175.3	$1,703.2	$1,547.5	$1,517.2	$1,599.6	$1,322.1
VI. Cumulative gross deficiency(3)	$(2,255.0)	$(2,148.6)	$(1,865.9)	$(1,588.6)	$(581.0)	$(376.2)	$(336.3)	$(367.0)	$(478.7)	$(516.5)
Percent deficient	(27.1)%	(29.0)%	(31.2)%	(30.8)%	(10.5)%	(7.6)%	(7.3)%	(8.3)%	(11.9)%	(15.2)%

(1)
The 10-year table is reflective of activity related to our loss and LAE reserves from Specialty Insurance Operations and Other Insurance Operations and excludes the purchase accounting adjustments for the OneBeacon Acquisition or the effect of any reserve activity from the affiliate quota share agreements. Affiliate quota shares refer to two quota share reinsurance agreements we entered into with subsidiaries of White Mountains primarily for White Mountains' capital management purposes. These agreements were commuted in the fourth quarter of 2006 in connection with our initial public offering. The 10-year table also excludes AutoOne, which has been presented as discontinued operations in the statements of operations for all periods presented. For purposes of the 10-year table, loss and LAE reserves related to AutoOne have been excluded for all periods presented to conform to the current presentation of assets and liabilities associated with the AutoOne business which are presented as held for sale in the December 31, 2011 balance sheet.

(2)
Our December 31, 2010 net liability for unpaid loss and LAE for Specialty Insurance Operations and Other Insurance Operations re-estimated as of one year later resulted in a net redundancy of $2.9 million.

(3)
This table reflects the effects of the NICO Cover and the GRC Cover as further described below.

        The cumulative net redundancy/(deficiency) in the table above reflects reinsurance recoverables recorded under the NICO Cover and the GRC Cover. These covers apply to losses incurred in 2000 and prior years. As a result, they have the effect of significantly increasing our reinsurance recoverables. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."

        In addition, during 2011, we completed a new study of our legacy A&E exposures. Based on the results of the study, we increased the point estimate of incurred losses ceded to NICO from $2.2 billion to $2.3 billion, an increase of $121.9 million, net of underlying reinsurance. Due to the NICO Cover, there was no impact to income or equity from the change in the estimate. Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion reinsurance cover issued by NICO. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."

        The following table reconciles loss and LAE reserves for Specialty Insurance Operations and Other Insurance Operations, excluding the impact of purchase accounting adjustments, determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
	2011	2010	2009
	($ in millions)
Statutory reserves	$2,604.6	$2,681.7	$3,285.4
Reinsurance recoverable on unpaid losses(1)	997.2	813.1	866.9
AutoOne(2)	(64.7)	(77.3)	(95.8)
Other(3)	(15.2)	(22.8)	(27.0)

GAAP reserves	$3,521.9	$3,394.7	$4,029.5

(1)
Represents adjustments made to add back reinsurance recoverables on unpaid losses included with the presentation of reserves under GAAP.

(2)
Represents loss and LAE reserves related to AutoOne which are presented as liabilities held for sale in the December 31, 2011 balance sheet and have been excluded from this table for the prior periods presented to conform to the current presentation.

(3)
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

        Our traditional investment philosophy is to maximize our after tax risk-adjusted return while taking prudent levels of risk and maintaining a diversified portfolio. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally.

        In response to significant declines in market levels, heightened market volatility and a lack of market liquidity during late 2008 and early 2009, we temporarily shifted our focus from total return to capital preservation. In particular, we significantly reduced the size of our equity portfolio and managed our fixed income portfolio to avoid realizing losses. During 2010 and 2011, we gradually shifted back from a focus on capital preservation to our traditional total return investment philosophy.

        Our investment portfolios are managed under agreements with White Mountains Advisors LLC (WM Advisors), a registered investment advisor that is owned by White Mountains, and Prospector Partners, LLC (Prospector), a registered investment advisor. See Note 15—"Related Party Disclosures" of the accompanying consolidated financial statements. Our investment portfolio mix as of December 31, 2011 consisted in large part of high quality, short duration fixed maturity investments and short-term investments, as well as equity investments which are comprised of common stock, convertible fixed maturity securities and other investments such as hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible fixed maturity securities and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.

Fixed Income and Other Investments

        WM Advisors manages our fixed income portfolio, which includes both fixed maturity and short-term investments, and our other investments portfolio which primarily consists of hedge funds and private equity funds. WM Advisors' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. WM Advisors generally manages the interest rate risk associated with holding fixed maturity investments by actively maintaining the average duration of the portfolio to achieve an adequate after tax total return without subjecting the portfolio to an unreasonable level of interest rate risk.

Common Equity Securities and Convertible Fixed Maturity Securities

        Prospector manages our common equity securities and convertible fixed maturity securities portfolios. Prospector's investment strategy is to maximize risk-adjusted absolute return through investments in a variety of equity, equity-related and convertible fixed maturity instruments. Prospector invests in the United States and other developed markets. Prospector's philosophy is to utilize a bottom-up, value investing approach. Preservation of capital is of the utmost importance.

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

        On March 24, 2011, OBH commenced a cash tender offer for up to $150.0 million in aggregate principal amount of the Senior Notes at a price of $1,045 per $1,000 principal amount. Holders of Senior Notes who tendered on or before April 6, 2011 received an early tender payment of $30 for every $1,000 principal amount. Under the cash tender offer, OBH accepted and retired $150.0 million aggregate principal amount for $161.6 million, which resulted in a $12.0 million pre-tax loss, including transaction fees.

        On May 3, 2010, OBH commenced a cash tender offer for up to $200.0 million in aggregate principal amount of the Senior Notes at a price of $1,027.50 per $1,000 principal amount. Holders of Senior Notes who tendered on or before May 14, 2010 received an early tender payment of $30 for every $1,000 principal amount. Under the cash tender offer, OBH accepted and retired $156.4 million aggregate principal amount, of which $155.2 million was tendered by the early tender deadline, for $165.4 million, which resulted in a $9.6 million pre-tax loss, including transaction fees.

        During 2010, OBH repurchased and retired $29.7 million of outstanding Senior Notes for $30.8 million, which resulted in a $1.2 million loss. During 2010, OneBeacon Insurance Company (OBIC) purchased $1.1 million of outstanding Senior Notes for $1.1 million. During 2009, OBH repurchased and retired $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain. During 2009, OBIC purchased $58.3 million of outstanding Senior Notes for $55.0 million, which resulted in a $2.9 million gain. As of December 31, 2011, $269.9 million face value of Senior Notes remained outstanding.

        White Mountains provides an irrevocable and unconditional guarantee as to the payment of principal and interest (the Guarantee) on the Senior Notes. In consideration of this Guarantee, we have agreed to pay White Mountains a specified fee in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. We have further agreed that if White Mountains' voting interest in us ceases to represent more than 50% of all our voting securities, we are obligated to seek to redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains' obligations under the Guarantee.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing".

Capital Lease

        In December 2011, OBIC sold the majority of its fixed assets and capitalized software to OneBeacon Services LLC (OB Services), another indirect wholly-owned subsidiary of the Company. The fixed assets and capitalized software were sold at a cost equal to book value with no gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. (US Bancorp) and Fifth Third Equipment Finance Company (Fifth Third) whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. In accordance with GAAP, OBIC recorded the sale of the assets with no gain or loss recognized while OB Services has recorded a capital lease obligation. See Note 16—"Commitments and Contingencies" of the accompanying consolidated financial statements.

Other Debt of Operating Subsidiaries

        In connection with the acquisition of Atlantic Specialty Insurance Company (ASIC) on March 31, 2004, we issued a $20.0 million ten-year note to the seller (the Atlantic Specialty Note). We were required to repay $2.0 million of principal on the Atlantic Specialty Note each year, commencing in January 2007. During the three months ended March 31, 2009, we repaid $2.0 million on the Atlantic Specialty Note. During the three months ended March 31, 2010, we repaid $14.0 million on the Atlantic Specialty Note, representing the outstanding principal on the note.

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

State Accreditation and Monitoring

        Most states have laws that establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners (NAIC) has risk-based capital (RBC) standards for property and casualty companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; declines in asset values arising from market and/or credit risk; and off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and excessive premium growth. Under laws adopted by individual states, insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Our current RBC ratios are satisfactory.

        The NAIC has a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined "usual ranges." Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. We are not aware that any of our insurance companies are currently subject to regulatory investigation based on these ratios.

        State insurance laws require us to analyze the adequacy of our reserves annually. Our actuaries must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

        The NAIC's Annual Financial Reporting Model Regulation, or the Model Audit Rule (MAR), includes provisions that are similar to Sarbanes-Oxley requirements for public companies and requires certain insurance companies to appoint audit committees to oversee accounting and financial reporting processes as well as the audit of the financial statements of the insurer. Audit committees also are required to appoint independent auditors, among other things. The designated audit committee must receive reports regarding significant deficiencies, material weaknesses and solvency concerns at the insurance company level. Certain insurance companies, including OneBeacon, are also required to file an annual management report on internal control over financial reporting.

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

        Reinsurance facilities are another type of shared market mechanism. Reinsurance facilities require an insurance company to accept all applications submitted by certain state designated agents. The reinsurance facility then allows the insurer to cede some of its business to the reinsurance facility so that the facility will reimburse the insurer for claims paid on ceded business. Typically, however, reinsurance facilities operate at a deficit, which is funded through assessments against the same insurers. As a result, we could be required to underwrite policies with a higher risk of loss than we would otherwise voluntarily accept.

Guaranty Associations

        The insurance laws of many states generally provide that property and casualty insurers doing business in those states belong to a statutory property and casualty guaranty association. The purpose of these guaranty associations is to protect policyholders by requiring that solvent property and casualty insurers pay certain insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on the insurer's share of voluntary written premiums in the state. While most guaranty associations provide for recovery of assessments through rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments. At December 31, 2011, our aggregate reserve for such assessments totaled $16.0 million.

Pricing, Investment and Dividends

        Nearly all states have insurance laws requiring property and casualty insurance companies to file price schedules, policy or coverage forms, and other information with the state's regulatory authority. In most cases, such price schedules and/or policy forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to ensure that prices are adequate, not excessive and not discriminatory.

        We are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture. Our investment portfolio at December 31, 2011 complied with such laws and regulations in all material respects.

        One of the primary sources of cash inflows for us and certain of our intermediary holding companies is dividends received from our operating subsidiaries. Under the insurance laws of the jurisdictions under which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. During the year ended December 31, 2011, our top tier regulated operating subsidiaries distributed $150.0 million of extraordinary dividends to OneBeacon Insurance Group LLC (OneBeacon LLC). Our first tier insurance subsidiaries have the ability to pay dividends of approximately $103 million to their parent in 2012 without the prior approval of regulatory authorities.

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

Legislation

        The insurance industry is highly regulated at the state level. While the federal government does not directly regulate the insurance business, federal legislation and administrative policies affect the insurance industry. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) created the Federal Insurance Office (FIO) within the Treasury Department, which is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system. In addition, the FIO can recommend changes to state insurance laws and regulations. The FIO is expected to issue its first report on modernizing and improving insurance regulation in 2012. We cannot predict whether the FIO will recommend any changes or whether states will adopt any such changes.

        In addition, the Terrorism Act established a federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended in December 2007, the law also covers domestic acts of terrorism. See "Business—Catastrophe Management and Reinsurance Protection" and "—Terrorism".

We are actively complying with the requirements of the Terrorism Act in order to ensure our ability to be reimbursed by the federal government for any losses we may incur as a result of future terrorist acts.

        The NAIC's 2010 amendment to the Model Insurance Company Holding Company System Regulatory Act (the "Model Law") enhances the authority of state insurance regulators in the adopting state to regulate insurers as well as their affiliated entities, on an enterprise risk basis. The amendment to the Model Law requires the ultimate controlling person in an insurer's holding company structure to identify and report to state insurance regulators material risks within the structure that could pose enterprise risk to the insurer. The amendment to the Model Law will need to be adopted by individual state legislatures before they become binding on any given state. States may also deviate from these Model Law revisions as states differ in their approaches on several requirements. We cannot predict whether states will adopt the amendment to the Model Law, or if adopted, whether the amendment will differ from the Model Law.

Environmental

        Environmental cleanup of polluted waste sites is subject to both federal and state regulations. Superfund and comparable state statutes govern the cleanup and restoration of waste sites by potentially responsible parties (PRPs). These laws can impose liability for the entire cost of cleanup upon any PRP, regardless of fault. The insurance industry in general is involved in extensive litigation regarding coverage issues arising out of the cleanup of such sites by insured PRPs and as a result has disputed many such claims. From time to time, comprehensive Superfund reform proposals are introduced in Congress, but none has yet been enacted. At this time, it remains unclear as to whether Superfund reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of Superfund related claims. The NICO Cover includes coverage for such exposures at our company, however, there can be no assurance that the coverage provided under the NICO Cover will ultimately prove to be adequate for our incurred environmental losses.

Bermuda Law

        We are an exempted company organized under the Companies Act 1981 of Bermuda (Companies Act). As a result, we will need to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that:

  •
  the company is, or would after the payment be, unable to pay its liabilities as they become due; or

  •
  the realizable value of the company's assets would thereby be less than its liabilities.

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

        The following table presents the financial strength ratings assigned to our principal insurance operating subsidiaries as of February 24, 2012.

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

Employees

        As of December 31, 2011, we employed approximately 1,300 persons. We believe that we have satisfactory relations with our employees.

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

ITEM 1A.    RISK FACTORS

        The information contained in this report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. See "FORWARD-LOOKING STATEMENTS" (page 99) for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements. The Company's actual future results and trends may differ materially depending on a variety of factors including, but not limited to, the risks and uncertainties discussed below.

Risks Relating to Our Business

         Our loss and loss adjustment expense reserves may be inadequate to cover our ultimate liability for losses and as a result our financial results could be adversely affected.

        We are required to maintain adequate reserves to cover our estimated ultimate liabilities for loss and LAE. Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as IBNR reserves, which include a provision for expected future development on case reserves. These reserves are estimates based on actuarial, claims and underwriting assessments of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Because of the uncertainties that surround estimating loss and LAE reserves, we cannot be certain that our reserves are adequate and actual claims and claim expenses paid might exceed our reserves due to the uncertainties that surround estimating loss and LAE reserves. For example, we have a large number of workers' compensation permanent disability claims. These claims involve medical payments that will be made far into the future and therefore the impact of medical inflation including increased utilization could have a material adverse impact on the ultimate amount of losses paid.

        We had established gross loss and LAE reserves of $3,358.6 million and $3,295.5 million as of December 31, 2011 and 2010, respectively. For the years ended December 31, 2011, 2010 and 2009, we recorded favorable loss reserve development of $2.9 million, $57.1 million and $116.7 million, respectively, net of reinsurance, related to the re-estimation of previously established reserves.

        With the sales of personal lines, commercial lines and AutoOne, our reserve volatility will be more heavily influenced by less frequent, larger claims. During 2011, we had some adverse development in long-tailed businesses. With the change in our mix of business, the average duration of the reserves will gradually increase. A longer average claim life will make our reserves more sensitive to inflation. We have modeled the impact of future inflation on our reserve portfolio, and we estimate that our current reserves would be sufficient, if released, to cover adverse development to the 99th percentile of all inflation scenarios. Our principal risk management tools for reserve volatility are to 1) maintain a conservative provision for the loss and loss expense liabilities, 2) test reserve adequacy on a quarterly basis, and 3) purchase excess of loss reinsurance annually to limit potential adverse development on individual claims to our retentions.

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

        We have exposure to A&E claims which may be difficult to estimate. To help protect against potential A&E claims relating to the period prior to 2001, we have a reinsurance contract from NICO, rated "A++" (Superior, the highest of fifteen financial strength ratings) by A.M. Best and "AA+" (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor's. We refer to this reinsurance contract as the NICO Cover. Under the NICO Cover, we are entitled to recover up to $2.5 billion from NICO for (1) all asbestos claims arising from business written by us in 1992 and prior, (2) all environmental claims arising from business written by us in 1987 and prior, and (3) certain other latent exposures.

        In September 2011, we completed a study of our A&E exposures based on experience through 2010. Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion reinsurance cover issued by NICO. Based on the study, we increased the point estimate of incurred losses ceded to NICO, net of underlying reinsurance, by $121.9 million to $2.3 billion. As of December 31, 2011, we have ceded estimated incurred losses of approximately $2.3 billion to the NICO Cover, leaving remaining protection under the NICO Cover of $198.3 million. Net losses paid totaled $1.4 billion as of December 31, 2011. Due to exclusions in policy language and changes in coverages provided, we do not believe that we have significant exposure to asbestos claims arising from business we wrote after 1992 or to environmental claims arising from business we wrote after 1987.

        As of December 31, 2011, we had established gross loss and LAE reserves for asbestos claims of $1,074.3 million. Approximately 99% of these loss and LAE reserves are covered under reinsurance arrangements. Our net loss and LAE reserves for asbestos claims after giving effect to third-party reinsurance other than the NICO Cover were $681.2 million at December 31, 2011. Our net loss and LAE reserves for asbestos claims after giving effect to both third-party reinsurance and the NICO Cover were $2.2 million at December 31, 2011.

        As of December 31, 2011, we had established gross loss and LAE reserves for environmental claims of $279.8 million. Approximately 97% of these loss and LAE reserves are covered under reinsurance arrangements. Our net loss and LAE reserves for environmental claims after giving effect to third-party reinsurance other than the NICO Cover were $151.6 million at December 31, 2011. Our net loss and LAE reserves for environmental claims after giving effect to both third-party reinsurance and the NICO Cover were $9.0 million as of December 31, 2011.

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

        We write insurance policies that cover catastrophic events. Our policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires, explosions and severe winter weather. Recent event frequency, particularly severe storms, has been high relative to historic standards. Our exposure to catastrophic windstorms is the largest natural catastrophe risk to our business, although our probable maximum loss, or PML, estimates decreased significantly during 2010 and 2011 as a result of the Commercial Lines Transaction and Personal Lines Transaction. In particular, while windstorm damage remains the largest natural catastrophe exposure for us, our PML balance is more evenly distributed across the United States as a result of the Commercial Lines Transaction and Personal Lines Transaction and the resulting shift in our business by geographic region. We continue to have some exposure to windstorm damage in the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast region (i.e., Florida to Texas). We also continue to have exposure to a major earthquake in California, although our PML estimates have declined as a result of the Commercial Lines Transaction. In addition, we are exposed to losses from terrorist attacks, such as attacks on the United States on September 11, 2001.

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

        We manage our exposure to catastrophic losses by limiting the aggregate insured value of policies in geographic areas with exposure to catastrophic events, by estimating our PML for many different catastrophe scenarios and by buying reinsurance. To manage and analyze aggregate insured values and PML, we use a variety of tools, including catastrophe modeling software packages. Our estimates of PML are dependent on many variables, including assumptions about the demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity in the aftermath of weather-related catastrophes utilized to model the event and the relationship of the actual event to the modeled event. Accordingly, if our assumptions about these variables are incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our results of operations and financial condition could be materially adversely affected. We also purchase reinsurance to hedge our risk of loss from catastrophes.

        In December 2009, we completed the Commercial Lines Transaction. In July 2010, we completed the Personal Lines Transaction. The Commercial Lines Transaction reduced our exposure to catastrophic events and our PML during 2010 and 2011 as policy terms expired, while the Personal Lines Transaction generally reduced our exposure immediately upon closing. In particular, at each of December 31, 2011, 2010 and 2009, we estimated our 1-in-250 year loss from hurricanes to be approximately $152 million, $222 million and $750 million, respectively, on a gross basis.

         Future insurance and reinsurance coverage for terrorist acts is uncertain, and we may in the future have substantial exposure to such acts.

        We are unable to predict the extent to which our future insurance contracts will cover terrorist acts. We also are unsure how terrorist acts will be defined in our future contracts. The Terrorism Act, which has been modified and extended through the end of 2014, requires primary commercial insurers to make terrorism coverage available and provides Federal protection for certain losses above both individual company retention and industry retention levels. While we know of no reason that the Terrorism Act will not be extended for an additional period of time, there is no assurance that it will be extended or of the terms of any such extension. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverages except directors and officers coverage. We manage our exposure to losses resulting from acts of terrorism by limiting our concentration of risk by geographic area. We estimate our PML for different scenarios using computer models in conjunction with other data. We also manage our terrorism exposures by purchasing reinsurance. Our current property and casualty catastrophe reinsurance programs provide coverage for us for "non-certified" events as defined under the Terrorism Act, provided such losses are not the result of a nuclear, biological, chemical or radiological terrorist attack. Nonetheless, risks insured by us, including those covered by the Terrorism Act, remain exposed to terrorist attacks and the possibility remains that losses resulting from future terrorist attacks could prove to be material to our results of operations and financial condition.

         Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Adverse changes in interest rates, equity markets, debt markets or market volatility could result in significant losses to the fair value of our investment portfolio.

        Our investment portfolio consists of fixed maturity securities, convertible fixed maturity securities, short-term investments, common equity securities and other investments such as hedge funds and private equity funds. We invest to maximize after tax total risk-adjusted return over the long term subject to our investment guidelines and various regulatory restrictions. However, investing entails substantial risks. We cannot assure you that we will achieve our investment objectives, and our investment performance may vary substantially over time. Investment returns are an important part of our strategy to grow book value, and fluctuations in the fixed income or equity markets could impair our results of operations and financial condition. Investments generate both income, consisting primarily of interest earned on fixed maturity investments and dividends earned on equity securities, and realized and unrealized investment gains or losses.

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

        We are highly dependent on WM Advisors, which is owned by White Mountains, and Prospector, in connection with the management of our investment portfolio. WM Advisors supervises and directs the fixed income and other investments portion of our investment portfolio, and Prospector supervises and directs the publicly-traded common equity securities and convertible fixed maturity securities portion of our investment portfolio. We entered into a new investment management agreement with WM Advisors effective October 1, 2010 which replaced the November 2006 agreement and remains in full force and effect until terminated by either party upon sixty (60) days' prior written notice. We entered into a new investment management agreement with Prospector effective March 1, 2011 which replaced the 2006 agreement with substantially the same terms and conditions as the 2006 agreement, including an initial fixed term of three years which may be extended for an additional two year term. If we lose our investment relationship with either of WM Advisors or Prospector, we may not be able to secure an investment advisor or advisors who will produce returns on our investments similar to these produced by WM Advisors and Prospector in the past, or any positive returns at all.

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

        Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. Our current financial strength ratings are "A" (Excellent, third highest of fifteen ratings) by A. M. Best, "A-" (Strong, seventh highest of twenty-one ratings) by Standard & Poor's, "A2" (Good, sixth highest of twenty-one ratings) by Moody's and "A" (Strong, sixth highest of twenty-one ratings) by Fitch. We currently have a "Stable" outlook from each of A.M. Best, Standard & Poor's, Fitch and Moody's. A downgrade, withdrawal or negative watch/outlook of our financial strength ratings could severely limit or prevent our insurance subsidiaries from writing new insurance policies or renewing existing insurance policies, which could have a material adverse effect on our results of operations and financial condition. A downgrade, withdrawal or negative watch/outlook of White Mountains' or our creditworthiness ratings could limit our ability to raise new debt or make new debt more costly and/or have more restrictive conditions.

         Our debt and related service obligations could adversely affect our business.

        As of December 31, 2011, we had $269.9 million face value of indebtedness. During 2011, we decreased our indebtedness by $150.0 million through a tender offer in April 2011. See "Business—Investing, Financing and Other Corporate Operations". Our ability to meet our debt and related service obligations, as well as our ability to pay a dividend on our common shares, will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are beyond our control. In addition, White Mountains is subject to restrictive financial covenants contained in its revolving credit facility that require White Mountains to pay the principal and interest on its debt and maintain specified financial ratios and to satisfy financial condition tests. A breach of these covenants could result in an event of default under White Mountains' revolving credit facility which would allow lenders to declare all amounts owed under the revolving credit facility to be immediately due and payable. A failure to pay principal and interest on White Mountains' revolving credit facility could trigger cross acceleration provisions contained in the indenture of our Senior Notes. In addition, if we or White Mountains defaults under a credit agreement, mortgage or similar debt agreement with a principal amount greater than $25 million, and such default results in the acceleration of such debt, there is a default under the Senior Notes which would permit the holders of 25% or more of the Senior Notes to declare an event of default under the indenture documents resulting in a required repayment of the Senior Notes. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations, or to repay any accelerated indebtedness as a result of the trigger of the cross acceleration provisions in the indentures of the Senior Notes. If we do not have enough cash, we may be required to refinance all or part of our existing debt, sell assets, borrow more cash or sell equity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all. See the risk factor concerning our Senior Notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing" and Note 15—"Related Party Disclosures" of the accompanying consolidated financial statements.

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

        As a holding company with no direct operations, we rely on net investment income and dividends and other permitted payments from our subsidiaries to pay our expenses. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, under the insurance laws of the jurisdictions in which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without the prior approval of regulatory authorities. Generally, our regulated operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year statutory surplus, subject to the availability of unassigned funds. Our top tier regulated operating subsidiaries have the ability to pay approximately $103 million of dividends during 2012, subject to the availability of unassigned funds. At December 31, 2011, our top tier regulated operating subsidiaries had $0.7 billion of unassigned funds available for dividend distribution. Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level. However, if our insurance subsidiaries cannot pay dividends in future periods, we may have difficulty servicing our debt, paying dividends on our common shares and meeting our holding company expenses. For additional information relating to insurance regulations governing our operations, see "Regulatory Matters."

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

        In the ordinary course of business, we are subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. We maintain reserves for these legal proceedings as part of our loss and LAE reserves. We do not believe that the ultimate outcome of such matters will have a material adverse effect on our financial condition. However, adverse outcomes are possible and could negatively impact our financial condition. In addition, we also maintain separate reserves for legal proceedings that are not related to the claims process. In the event of an unfavorable outcome in one or more legal matters, our ultimate liability may be in excess of amounts we have currently reserved for and such additional amounts may be material to our results of operations and financial condition. Except as disclosed in "Legal Proceedings" and Note 16 to our financial statements, as of December 31, 2011, we had no material pending non-claims legal proceedings.

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

        Changes in federal or state laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction, and could have an effect on our business, results of operations and financial condition. For example, the Dodd-Frank Act, which was enacted in 2010, created the FIO within the Treasury Department. The FIO is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system. The FIO also has the authority to recommend changes to state insurance laws and regulations. The FIO is expected to issue its first report on modernizing and improving insurance regulation in 2012. We cannot predict whether the FIO will recommend any such changes, whether any states will adopt any such changes, or what effect such changes may have on our insurance operations. As another example, it is possible that the NAIC could adopt part or all of Solvency II including minimum capital requirements that could be in excess of our current minimum capital requirements established by state regulations. If the NAIC adopted Solvency II including additional capital requirements, our business and results of operations could be materially impacted.

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

        Our performance substantially depends on the efforts and abilities of our management team and other executive officers and key employees, including our experienced teams of specialty underwriters. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key management personnel and underwriting teams. We do not have fixed term employment agreements with any of our key employees nor key man life insurance, and the loss of one or more of these key employees could adversely affect our business, results of operations and financial condition. Our success also depends on the ability to hire and retain additional key personnel including underwriting teams. Difficulty in hiring or retaining key personnel could adversely affect our results of operation and financial condition.

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

  •
  repay $269.9 million aggregate principal amount of our Senior Notes;

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

        We have taken a number of steps to mitigate our risk. We have a Data Privacy Committee and a Chief Information Security Officer. We have implemented policies, procedures, training and education of employees, as well as technology solutions to safeguard our information. Although we have taken measures to safeguard our information and that of policyholders and other third parties, and we continually monitor the security of our systems and information, we could be exposed to data loss. As a result, our ability to conduct our business may be affected, and impact our results of operations, financial condition and reputation.

Risks Relating to Our Relationship with White Mountains

         Control of us by White Mountains and the holding of White Mountains shares by some of our directors and officers may result in conflicts of interest.

        White Mountains beneficially owns all of our Class B common shares, representing 96.9% of the voting power of our voting securities and 75.5% of our total equity as of December 31, 2011. As long as White Mountains owns our common shares representing more than 50% of the voting power of our outstanding voting securities, White Mountains will generally be able to determine the outcome of all corporate actions requiring shareholder approval, including the election of directors. Furthermore, we are relying on the "controlled company" exemption under the rules of the New York Stock Exchange, and are therefore not required to have a majority of independent directors on our Board. Of the ten directors that we have on our Board, six are current or former employees, directors or officers of White Mountains. White Mountains also has control over the adoption or amendment of provisions in our memorandum of association or bye-laws and the approval of amalgamations, mergers, and other significant corporate transactions. Furthermore, White Mountains will continue to be able to exercise this control as long as their economic equity ownership in us is at least 20%. These factors also may delay or prevent a change in the management or voting control of us.

        Also, at some time in the future, White Mountains may sell all or a portion of its ownership interest in us or may make a tax-free distribution to its shareholders of all or a portion of that interest.

        Questions relating to conflicts of interest may arise between us and White Mountains in a number of areas relating to our past and ongoing relationships. Certain of our directors and executive officers may own substantial amounts of White Mountains stock and may also be directors or officers of White Mountains from time to time. Their ownership of White Mountains stock and these other relationships could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for us and White Mountains. These potential conflicts could arise, for example, over matters such as the desirability of an acquisition opportunity, employee retention or recruiting, or our dividend policy.

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

        In connection with the initial public offering, we entered into certain contractual arrangements with White Mountains and its affiliates. These agreements were made in the context of a parent-subsidiary relationship. For example, some of our investments are managed pursuant to an investment management agreement on a discretionary basis by a registered investment advisor which is owned by White Mountains. We have a multi-year investment management contract with this advisor. While we are satisfied with the terms of such arrangement, we cannot confirm that such terms are as favorable to us as they might have been had we contracted with an independent advisor. On the other hand, after the expiration of this agreement, we may not be able to replace these investment services in a timely manner or on terms and conditions, including cost, that are comparable to those we receive from White Mountains, and we may have to pay higher prices for similar services from unaffiliated third parties. For more information on these and other arrangements with White Mountains, see Note 15—"Related Party Disclosures" of the accompanying consolidated financial statements.

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

        White Mountains has a revolving credit facility which provides for borrowing up to a maximum of $375 million and which contains restrictive financial covenants. The indenture documents governing the Senior Notes provide that if White Mountains as guarantor of the Senior Notes defaults under a credit agreement, mortgage or similar debt agreement with a principal amount greater than $25 million, and such default results in the accelerations of such debt, there is a default under the Senior Notes (commonly referred to as a "cross default"). Such a default would result in a trigger of the cross default provisions in the indenture documents governing the Senior Notes which would permit the holders of 25% or more of the Senior Notes to declare an event of default under the indenture document resulting in a required repayment of the Senior Notes. While we believe that White Mountains is able to meet its obligations under its revolving credit facility, there is the potential that adverse market or other conditions which cannot be controlled could adversely impact White Mountains' ability to meet its obligations as well as our ability to refinance the Senior Notes in the event of a cross default. As of December 31, 2011, the credit facility was undrawn. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing" and Note 15—"Related Party Disclosures" of the accompanying consolidated financial statements.

Risks That Relate to Taxes

         We may become subject to taxes in Bermuda after 2035.

        We have received a standard assurance from the Bermuda Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or to any of our operations or our shares, debentures or other obligations until March 31, 2035. Given the limited duration of the Minister of Finance's assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 31, 2035. In the event that we become subject to any Bermuda tax after such date, it could have a material adverse effect on our results of operations and financial condition.

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

ITEM 2.    PROPERTIES

        Our headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. Our U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. We also maintain branch offices in various cities throughout the United States. Our headquarters, U.S. corporate headquarters and our branch offices are leased. We also own a building in Canton, Massachusetts that houses certain corporate functions, as well as field and business operations personnel. In November 2011, we entered into a lease for most of our Canton building. The lease begins in June 2012. We will retain a portion of the building to house certain of our corporate functions, as well as field and business operations personnel. Management considers our office facilities suitable and adequate for our current level of operations.

ITEM 3.    LEGAL PROCEEDINGS

        The Company from time to time is involved in various routine legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

        In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as "Plaintiffs"), in their capacity as trustees for certain senior notes issued by the Tribune Company ("Tribune"), filed lawsuits in various jurisdictions against numerous defendants including OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the "LBO"). Tribune filed for bankruptcy in 2008, and the bankruptcy proceedings are currently pending in the Delaware bankruptcy court (the "Bankruptcy Court"). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on the basis that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon and OBIC-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the leveraged buyout.

        In December 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate all of the lawsuits brought by Plaintiffs for pretrial matters and transfer all such proceedings to the United States District Court for the Southern District of New York. The consolidated cases are currently stayed pending further order of the Bankruptcy Court.

        In addition, OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company, on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer. The adversary proceeding is currently pending in Bankruptcy Court. That case is also stayed pending further order of the Bankruptcy Court.

ITEM 4.    MINE SAFETY DISCLOSURE

        None.

        Executive Officers of the Registrant and its Subsidiaries as of February 28, 2012:

Name	Age	Position(s)
T. Michael Miller	53	Director, President and Chief Executive Officer
Paul H. McDonough	47	Senior Vice President and Chief Financial Officer
Ann Marie Andrews	39	Chief Accounting Officer
Dennis A. Crosby	53	Executive Vice President, OneBeacon Insurance Company
Jane E. Freedman	43	Secretary and Associate General Counsel
Bradford W. Rich	64	Senior Vice President and General Counsel
Paul F. Romano	52	Executive Vice President, OneBeacon Insurance Company

        Set forth below is information concerning our directors and executive officers as of the date of this filing:

        T. Michael Miller became a director and President and Chief Executive Officer of OneBeacon in August 2006 and was elected President and Chief Executive Officer of OneBeacon LLC in July 2005. He joined OneBeacon LLC as its Chief Operating Officer in April 2005. Prior to joining OneBeacon, Mr. Miller spent 10 years at St. Paul Travelers, most recently as Co-Chief Operating Officer. Prior to joining St. Paul Travelers, Mr. Miller spent 14 years with The Chubb Corporation.

        Paul H. McDonough was elected Chief Financial Officer of OneBeacon in August 2006 and was elected Chief Financial Officer of OneBeacon LLC in December 2005. Mr. McDonough previously served as Executive Vice President and Chief Financial Officer of BJ's Wholesale Club in 2005, and

served as Treasurer for St. Paul Travelers, where he worked from 1999-2004. Prior to joining St. Paul Travelers, Mr. McDonough served in various finance roles with Sears and Chevron.

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

PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common shares of OneBeacon are listed and traded on the New York Stock Exchange (Symbol: OB). Our Class A common shares began trading on November 9, 2006. Prior to such date, there was no established public trading market for our common shares. We also have Class B common shares that are not listed for trading, all of which are held by White Mountains. There is no public market for this class of securities. The closing price per share of the Class A common shares on the New York Stock Exchange on February 24, 2012 was $15.21. As of February 24, 2012, the 23,313,719 outstanding Class A common shares were held by 20 holders of record. During 2011, we paid a quarterly dividend of $0.21 per common share and a special dividend of $1.00 per common share in June 2011, or $174.8 million total. On February 22, 2012, the Board declared an ordinary dividend of $0.21 per common share, payable on March 30, 2012 to shareholders of record on March 16, 2012. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend Capacity".

        The following table presents the range of share prices for our Class A common shares for the periods indicated, and the quarterly dividends declared per share:

	Three months ended,
	March 31,	June 30,	September 30,	December 31,
2011
Common share price:
High	$15.43	$15.00	$14.15	$15.91
Low	$12.80	$12.63	$12.37	$13.19
Dividends declared	$0.21	$1.21	$0.21	$0.21
2010
Common share price:
High	$17.25	$17.44	$16.26	$16.03
Low	$12.81	$14.02	$13.05	$13.54
Dividends declared	$0.21	$0.21	$2.71	$0.21

        We were acquired by White Mountains from Aviva in 2001. White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of our Class A common shares in an initial public offering. Prior to the initial public offering, we were a wholly-owned subsidiary of White Mountains. As of December 31, 2011, White Mountains owned 75.5% of our common shares.

        For information on securities authorized for issuance under our equity compensation plans, see "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters."

Purchases of Equity Securities by the Issuer

        On August 22, 2007, the Board authorized us to repurchase up to $200.0 million of our Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the year ended December 31, 2011, no shares were repurchased. During the year ended December 31, 2010, 0.7 million of our Class A common shares under this program were repurchased for $10.5 million and retired. During the year ended December 31, 2009, no shares were repurchased. As of December 31, 2011, 5.6 million Class A common shares under this program were repurchased for $112.3 million and retired.

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

Comparison of Five Year Cumulative Total Return

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables set forth our selected consolidated financial information for the dates indicated. We have derived the selected consolidated financial information presented below as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 from our consolidated financial statements, which have been prepared in accordance with GAAP. Prior periods have been reclassified to conform to the current presentation.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share amounts)
Summary Income Statement Data:
Net written premiums	$1,062.9	$1,159.0	$1,817.8	$1,843.8	$1,733.2

Revenues
Earned premiums	$1,015.5	$1,403.9	$1,858.8	$1,756.9	$1,709.0
Net investment income	71.4	96.6	125.5	164.4	208.5
Net realized and unrealized investment gains (losses)(1)	10.6	74.6	248.6	(763.6)	173.7
Net other (expenses) revenues	(10.7)	9.6	23.1	3.5	9.4

Total revenues	1,086.8	1,584.7	2,256.0	1,161.2	2,100.6

Expenses
Loss and LAE	580.9	858.2	1,005.3	1,028.7	994.6
Policy acquisition expenses and other underwriting expenses	392.3	544.7	684.8	613.6	586.1
General and administrative expenses	9.8	13.0	13.1	15.6	6.1
Interest expense(2)	20.5	29.6	39.7	78.3	110.6
Accretion of fair value adjustment to loss and LAE reserves(3)	—	—	5.4	12.0	16.0

Total expenses	1,003.5	1,445.5	1,748.3	1,748.2	1,713.4

Pre-tax income (loss) from continuing operations	83.3	139.2	507.7	(587.0)	387.2
Income tax (expense) benefit	(2.1)	(12.4)	(130.6)	214.8	(142.7)

Net income (loss) from continuing operations	81.2	126.8	377.1	(372.2)	244.5
Loss (income) from discontinued operations, net of tax	(5.9)	(6.9)	(33.0)	(8.8)	9.8
Loss from sale of discontinued operations, net of tax	(19.2)	—	—	—	—

Net income (loss) including noncontrolling interests	56.1	119.9	344.1	(381.0)	254.3
Less: Net income attributable to noncontrolling interests	(1.0)	(1.6)	(2.1)	(1.7)	(3.7)

Net income (loss) attributable to OneBeacon's common shareholders	55.1	118.3	342.0	(382.7)	250.6
Change in other comprehensive income and loss items(1)	(11.2)	6.5	18.8	(25.5)	(5.8)

Comprehensive income (loss) attributable to OneBeacon's common shareholders	$43.9	$124.8	$360.8	$(408.2)	$244.8

Basic and diluted earnings (loss) per share attributable to OneBeacon's common shareholders:
Net income (loss) from continuing operations per share	$0.86	$1.34	$3.97	$(3.88)	$2.45
Loss (income) from discontinued operations, net of tax, per share	(0.06)	(0.07)	(0.35)	(0.09)	0.10
Loss from sale of discontinued operations, net of tax, per share	(0.20)	—	—	—	—
Net income (loss) attributable to OneBeacon's common shareholders per share	0.58	1.25	3.60	(3.99)	2.51
Weighted average number of common shares outstanding(4)	94.8	94.8	95.1	95.9	99.8

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Selected Ratios (Based on GAAP Income Statement Data):
Consolidated
Loss and LAE ratio(5)	57.2%	61.1%	54.1%	58.6%	58.2%
Expense ratio(6)	38.6	38.8	36.8	34.9	34.3

Combined ratio(7)	95.8%	99.9%	90.9%	93.5%	92.5%
Specialty Insurance Operations
Loss and LAE ratio(5)	54.2%	55.1%	43.9%	47.6%	34.7%
Expense ratio(6)	37.9	38.4	38.7	36.4	32.8

Combined ratio(8)	92.1%	93.5%	82.6%	84.0%	67.5%
Other Insurance Operations(9)
Loss and LAE ratio(5)	n/m	75.0%	64.0%	66.3%	71.6%
Expense ratio(6)	n/m	39.7	35.0	33.9	35.9

Combined ratio(10)	n/m	114.7%	99.0%	100.2%	107.5%
Summary Balance Sheet Data:
Total cash and investments	$2,762.5	$3,299.6	$4,087.6	$3,864.5	$5,218.9
Total assets	5,821.6	6,166.7	7,532.0	7,940.8	9,520.2
Loss and LAE reserves(3)	3,358.6	3,295.5	3,934.8	4,294.0	4,480.3
Unearned premiums	528.0	627.5	1,018.3	1,088.2	1,005.9
Debt	269.7	419.6	620.5	731.9	757.7
Preferred stock subject to mandatory redemption(11)	—	—	—	—	278.4
OneBeacon's common shareholders' equity	1,099.8	1,229.0	1,429.0	1,155.1	1,906.5
OneBeacon's common shareholders' equity and noncontrolling interests	1,113.9	1,248.9	1,448.1	1,172.3	1,927.8

(1)
Effective January 1, 2008, we adopted the fair value option, subsequently codified within Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825, which allows companies the election to report financial assets and liabilities at fair value with unrealized gains and losses reported in revenues. We adopted ASC 825 for our available-for-sale securities and our investments in hedge funds, private equity funds and our investment in a community reinvestment vehicle. Subsequent to adoption, we report changes in fair value in revenues. Accordingly, total revenues and pre-tax income (loss) from continuing operations for 2011, 2010, 2009 and 2008, which included $(46.2) million, $(7.3) million, $269.1 million and $444.7 million, respectively, of change in net unrealized investment gains and losses, are not directly comparable to such measures for the 2007 period presented above.

(2)
In accordance with ASC 480, we present all accretion and dividends on preferred stock subject to mandatory redemption as interest expense.

(3)
In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on our balance sheet as of June 1, 2001. This net charge to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. As of both December 31, 2011 and 2010, the outstanding pre-tax unaccreted adjustment was $0.

(4)
Weighted average common shares outstanding includes the impact of unvested restricted shares as well as the impact of repurchases of Class A common shares made under the Company's share repurchase authorization.

(5)
The loss and LAE ratio is calculated by dividing loss and LAE, which includes long-term compensation expense, by earned premiums.

(6)
The expense ratio is calculated by dividing policy acquisition expenses and other underwriting expenses, which includes long-term compensation expense, by earned premiums.

(7)
The combined ratio is the sum of the loss and LAE ratio and the expense ratio, including long-term incentive compensation expense. Long-term incentive compensation expense increased our consolidated combined ratio by 0.7 points, 1.8 points, 2.2 points, 0.7 points and 1.6 points for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(8)
Includes our long-term incentive compensation expense. Long-term incentive compensation expense increased our combined ratio for the Specialty Insurance Operations segment by 0.6 points, 1.7 points, 2.5 points, 1.0 points and 2.1 points for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(9)
As Other Insurance Operations consists of business in run-off, GAAP ratios are not meaningful for the 2011 period.

(10)
Includes our long-term incentive compensation expense. Long-term incentive compensation expense increased our combined ratio for the Other Insurance Operations segment by 1.8 points, 1.9 points, 0.4 points and 1.3 points for the years ended December 31, 2010, 2009, 2008 and 2007, respectively.

(11)
The Berkshire Hathaway Inc. Preferred Stock was redeemed in May 2008 for $300.0 million, its redemption value.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 99 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Book Value Per Share

        The following table presents our book value per share.

	As of December 31,
	2011	2010	2009
	(in millions except per share amounts)
Numerator
OneBeacon's common shareholders' equity	$1,099.8	$1,229.0	$1,429.0
Denominator
Common shares outstanding(1)	95.1	94.4	95.1

Book value per share	$11.56	$13.02	$15.03

Dividends paid per share	$1.84	$3.34	$0.84

(1)
Common shares outstanding includes the impact of unvested restricted shares and also the impact of repurchases of Class A common shares made under the Company's share repurchase authorization.

  Book Value Per Share—December 31, 2011 versus December 31, 2010

        We ended the full year 2011 with a book value per share of $11.56, reflecting an increase of 3.1%, including dividends (a quarterly dividend of $0.21 per share and a special dividend of $1.00 per share paid in June 2011), on an internal rate of return basis for the year ended December 31, 2011. The increase includes a 3.0% total return on invested assets for the year ended December 31, 2011. Results for the year ended December 31, 2011 were adversely impacted by investment results in the pension plan, the debt tender completed in April, the shares of restricted stock granted in May, as well as the estimated loss on sale of AutoOne. Results for AutoOne and the estimated loss on sale are reported as discontinued operations. We reported comprehensive income attributable to OneBeacon's common shareholders of $43.9 in the year ended December 31, 2011, compared to $124.8 million in the year ended December 31, 2010. Our 2011 results include a $19.2 million after tax ($29.6 million pre-tax) estimated loss on the sale of AutoOne, as well as a $7.8 million after tax ($12.0 million pre-tax) loss related to the purchase of a portion of the Senior Notes. Change in other comprehensive income and loss items in the year ended December 31, 2011 includes the impact of an $11.2 million after tax decrease in our pension plans primarily related to a decrease in the over-funded status of our qualified pension plan driven by a decline in value of the investment assets in the plan.

        Our GAAP combined ratio was 95.8% for the year ended December 31, 2011, compared to 99.9% for the year ended December 31, 2010. The decrease in the combined ratio for the year ended December 31, 2011 was primarily due to lower current accident year non-catastrophe losses as compared to the year ended December 31, 2010. The year ended December 31, 2010 included a number of non-catastrophe large losses, particularly in the exited businesses, specifically the non-specialty commercial lines business which has been in run-off following the sale of the renewal rights to the business in December 2009, and the traditional personal lines business which was sold in July 2010. Loss reserve development for the year ended December 31, 2011 had no impact on the combined ratio as favorable loss reserve development of $29.6 million, or 2.9 points, in Specialty Insurance Operations was essentially offset by adverse loss reserve development of $26.7 million, or 2.6 points, in Other Insurance Operations resulting from a detailed review of run-off expenses. In contrast, the year ended December 31, 2010 included $57.1 million, or 4.1 points, of favorable loss reserve development. Current accident year catastrophe losses were slightly lower with 3.6 points for the year ended December 31, 2011, compared to 3.9 points in the prior year. The year ended December 31, 2011 included $36.9 million of current accident year catastrophe losses primarily related to hurricane Irene, tornados in the southeastern and midwestern United States as well as storms and freezing weather in the northeastern and southwestern United States, compared to $55.3 million of current accident year catastrophe losses in the year ended December 31, 2010. Total net written premiums decreased 8.3% in the year ended December 31, 2011 to $1,062.9 million, compared to $1,159.0 million for the prior year, primarily due to the Personal Lines Transaction.

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

        Our GAAP combined ratio was 99.9% for the year ended December 31, 2010, compared to 90.9% for the year ended December 31, 2009. The increase in the combined ratio for the year ended December 31, 2010 was primarily due to higher current accident year catastrophe losses and a number of large losses experienced earlier in the year, particularly in the exited businesses. The year ended December 31, 2010 included $55.3 million of current accident year catastrophe losses primarily related to the March Northeast U.S. storms and an increased frequency of catastrophe losses relative to the prior year period, compared to $23.8 million of current accident year catastrophe losses in the year ended December 31, 2009. Total net written premiums decreased 36.2% in the year ended December 31, 2010 to $1,159.0 million, compared to $1,817.8 million in the year ended December 31, 2009. The decrease in net written premiums was due primarily to the Commercial Lines Transaction and the Personal Lines Transaction.

Overview

        We are an exempted Bermuda limited liability company. Our operating companies are U.S.-based property and casualty insurance writers, most of which operate in a multi-company pool. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus rather than just on its own capital and surplus. Under such arrangements, the members share substantially all insurance business that is written, and allocate the combined premiums, losses and expenses. We provide a wide range of specialty insurance products and services through independent agencies, regional and national brokers, wholesalers and managing general agencies. In the year ended December 31, 2011, our net written premiums totaled $1.1 billion and we had total assets of approximately $5.8 billion and total OneBeacon's common shareholders' equity of $1.1 billion at December 31, 2011.

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

        Other Insurance Operations.    Our Other Insurance Operations segment includes the results of the non-specialty commercial lines business and the traditional personal lines business, other run-off business and certain purchase accounting adjustments relating to the OneBeacon Acquisition. See "Business—Other Insurance Operations".

        Investing, Financing and Corporate Operations.    Investing, Financing and Corporate Operations includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through our top holding company, OneBeacon Insurance Group, Ltd., and our intermediate subsidiary holding companies which include OneBeacon U.S. Enterprises Holdings, Inc. and OneBeacon U.S. Holdings, Inc., both U.S.- domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda.

  Significant Transactions

        Historically, we have offered a range of specialty, commercial and personal products and services, however, in the wake of recent transactions we are now focused exclusively on specialty business. In addition, the transactions freed up significant capital, increased our financial flexibility and substantially reduced our catastrophe exposure.

        AutoOne.    On August 30, 2011, we entered into the AutoOne Purchase Agreement to sell AutoOne to Interboro. AutoOne offers products and services to assigned risk markets primarily in New York and New Jersey. AutoOne had been included within the Other Insurance Operations segment, however, as a result of entering into the AutoOne Purchase Agreement, AutoOne has been presented as discontinued operations in the statements of operations with the prior periods reclassified to conform to the current presentation. Pursuant to the terms of the AutoOne Purchase Agreement, at closing OneBeacon will transfer to Interboro all of the issued and outstanding shares of common stock of AOIC and AOSIC, through which substantially all of the AutoOne business is written on a direct basis. At closing, OneBeacon will also transfer the assets, liabilities (including loss reserves and unearned premiums) and capital of the business as well as substantially all of the AutoOne infrastructure including systems and office space as well as certain staff. The AutoOne Transaction also includes the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon will cede, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC. The AutoOne Transaction, which was subject to regulatory approvals, closed in February 2012. During the year ended December 31, 2011, we recorded an after tax net charge of approximately $19.2 million reflecting the estimated loss on sale of the AutoOne business.

        Personal lines.    On July 1, 2010, we completed the sale of our traditional personal lines business to Tower. The Personal Lines Transaction included two insurance companies through which the majority of the traditional personal lines business was written on a direct basis, two attorneys-in-fact managing the reciprocals that wrote the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies. In addition, the Personal Lines Transaction included the execution of reinsurance agreements with certain subsidiaries of the Company pursuant to which we cede, on a 100% quota share basis, traditional personal lines business not directly written by companies included in the sale and assume, on a 100% quota share basis, certain specialty lines business written directly by York. OneBeacon and Tower also entered into a TSA, pursuant to which we provide certain services to Tower during the three-year term of the TSA. Tower reimburses us for all of our expenses incurred to provide these services. Reimbursement for these services is netted against the expense incurred.

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

        Commercial lines.    On December 3, 2009, we sold the renewal rights to our non-specialty commercial lines business to The Hanover. The transaction included small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates. As consideration for the Commercial Lines Transaction, we received $23.2 million and recorded a pre-tax gain of the same amount, reflected in net other revenues in the year ended December 31, 2009. We continue to manage claims from business written prior to the Commercial Lines Transaction. Through June 30, 2010, we also managed claims from business fronted by OneBeacon and reinsured to The Hanover. We continue to provide claims system access and first notice of loss service to The Hanover. The Hanover reimburses us for our expenses incurred to provide the claims administration services. During the years ended December 31, 2011 and 2010, we recorded $0.8 million and $10.2 million, respectively, in additional consideration for aggregate premium renewals exceeding $200 million.

  Revenues

        We account for insurance policies that we write in accordance with ASC 944. Premiums written are recognized as revenues and are earned ratably over the term of the related policy. Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies.

  Deferred Acquisition Costs

        Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs that are directly attributable to and vary with the production of business. These costs are deferred and amortized over the applicable premium recognition period. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and LAE, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. On January 1, 2012, we adopted Accounting Standards Update (ASU) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, codified within ASC 944. ASU 2010-26 is effective for interim periods and annual fiscal years beginning after December 15, 2011. We have elected to adopt ASU 2010-26 on a prospective basis. Under the new guidance, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred. See Note 1—"Nature of Operations and Summary of Significant Accounting Policies" of the accompanying consolidated financial statements.

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

  Share-Based Compensation Recognition

        Our share-based compensation plans consist of performance shares which are typically settled in cash, stock options which were granted in connection with our initial public offering, restricted stock units and restricted shares. We account for these share-based compensation plans in accordance with ASC 718. Compensation cost is measured and recognized based on the current market price of the underlying common shares and on the number of shares that are expected to vest.

  Share-Based Compensation

  2006-2008 performance cycle

        OneBeacon revised the design of its long-term incentive plans from prior plan designs principally to use OneBeacon performance units instead of White Mountains performance shares, with performance targets primarily tied to OneBeacon's adjusted combined ratio. Each unit was initially valued at $100 and compounded in value over the performance period by the underwriting return on capital achieved by OneBeacon. In the case of certain senior officers, a portion of their long-term incentive compensation in these periods had been denominated in White Mountains performance shares. As a result of the shift from White Mountains performance shares to OneBeacon performance units, OneBeacon's incentive compensation expense associated with these performance cycles is no longer significantly impacted by changes in the market price of White Mountains common shares. Prior to February 2007, the value of OneBeacon's performance shares was based upon the market price of an underlying White Mountains common share (WTM Performance Shares). In February 2007, the Compensation Committee canceled all of OneBeacon's WTM Performance Shares outstanding and replaced the awards with a two-year 2007-2008 performance cycle, whose value was based upon the market price of an underlying OneBeacon common share. In the 2007-2008 performance cycle, a total of 137,400 performance shares were earned based upon a performance factor of 1.4%.

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

  2008-2010 performance cycle

        In February 2008, the Compensation Committee defined GIBVPS for the 2008-2010 performance cycle to be a weighted measure comprised of growth in adjusted book value per share and underwriting return on equity. In the 2008-2010 performance cycle, a total of 929,849 performance shares were earned based upon a performance factor of 68.5%.

  2009-2011 through 2011-2013 performance cycles

        In February 2009, 2010 and 2011, the Compensation Committee granted performance shares with a goal of growth in book value per share for the 2009-2011 performance cycle, the 2010-2012 performance cycle and the 2011-2013 performance cycle, respectively. As of December 31, 2011, 256,751 performance shares, 244,248 performance shares and 151,563 performance shares, respectively, were outstanding with respect to the 2009-2011, 2010-2012 and 2011-2013 performance cycles.

        As a result of the Commercial Lines Transaction and the Personal Lines Transaction, payments were made to certain former employees of OneBeacon prior to the end of the performance cycle on a pro rata basis. Performance shares earned and paid for the 2008-2010, 2009-2011 and 2010-2012 performance cycles were based upon a performance factor of 100%.

  Restricted Stock Units

        In connection with OneBeacon's initial public offering, options were issued to certain key employees as a one-time incentive. The options did not include a mechanism to reflect the contribution to total return from the regular quarterly dividend. As a result, in February 2008, the Compensation Committee approved a grant of restricted stock units as a supplement to the initial public offering stock grant. The RSUs were scheduled to vest one-third on each of November 9, 2009, 2010 and 2011 subject to growth in adjusted book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date. Consistent with the terms of the RSU plan, all three tranches of RSUs vested and were deferred into our deferred compensation plan and will be paid out in May 2012 in cash or shares at the discretion of the Compensation Committee.

  Restricted Shares

        On May 25, 2011, OneBeacon issued 630,000 shares of restricted stock to its CEO that vest in equal installments on February 22, 2014, 2015, 2016 and 2017. Concurrently with the grant of the restricted stock, 35,000 performance shares issued to the CEO for the 2011-2013 performance share cycle were forfeited. Performance share awards to the CEO for the next five years will be reduced by a similar number of shares. At December 31, 2011, the Company had 630,000 unvested restricted shares outstanding.

  Purchase Accounting

        In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on our balance sheet as of June 1, 2001. This net change to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, we recognized $5.4 million of such charges, recorded as loss and LAE, in the year ended December 31, 2009. As of both December 31, 2011 and 2010, the outstanding pre-tax unaccreted adjustment was $0.

  Income taxes

        The income tax expense related to pre-tax income from continuing operations for the years ended December 31, 2011, 2010 and 2009 represented net effective tax rates of 2.5%, 8.9% and 25.7%, respectively. Our effective tax rate for the year ended December 31, 2011 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. Our effective tax rate for the year ended December 31, 2010 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate, and recognition of a deferred tax asset for a higher tax basis and deconsolidation of the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals. Our effective tax rate for the year ended December 31, 2009 was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate, and the settlement of federal income tax audits for 2003 and 2004. For the years ended December 31, 2011, 2010 and 2009, the effective tax rate on non-U.S. income was 0.3%, 0.5% and 0.4%, respectively, and the effective rate on U.S. income was 19.1%, 19.5% and 30.5%, respectively.

Results of Operations

Review of Consolidated Results

        A summary of our consolidated financial results for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Net written premiums	$1,062.9	$1,159.0	$1,817.8

Revenues
Earned premiums	$1,015.5	$1,403.9	$1,858.8
Net investment income	71.4	96.6	125.5
Net realized and unrealized investment gains	10.6	74.6	248.6
Net other (expenses) revenues	(10.7)	9.6	23.1

Total revenues	1,086.8	1,584.7	2,256.0

Expenses
Loss and LAE	580.9	858.2	1,005.3
Policy acquisition expenses	219.0	311.6	376.3
Other underwriting expenses	173.3	233.1	308.5
General and administrative expenses	9.8	13.0	13.1
Interest expense on debt	20.5	29.6	39.7
Accretion of fair value adjustment to loss and LAE reserves	—	—	5.4

Total expenses	1,003.5	1,445.5	1,748.3

Pre-tax income from continuing operations	83.3	139.2	507.7
Income tax expense	(2.1)	(12.4)	(130.6)

Net income from continuing operations	81.2	126.8	377.1
Loss from discontinued operations, net of tax	(5.9)	(6.9)	(33.0)
Loss from sale of discontinued operations, net of tax	(19.2)	—	—

Net income including noncontrolling interests	56.1	119.9	344.1
Less: Net income attributable to noncontrolling interests	(1.0)	(1.6)	(2.1)

Net income attributable to OneBeacon's common shareholders	55.1	118.3	342.0
Change in foreign currency translation	—	0.7	(0.1)
Change in other comprehensive income and loss items	(11.2)	5.8	18.9

Comprehensive income attributable to OneBeacon's common shareholders	$43.9	$124.8	$360.8

        The following table provides ratios of our consolidated underwriting results for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Ratios:(1)(2)(3)(4)
Loss and LAE	57.2%	61.1%	54.1%
Expense	38.6	38.8	36.8

Total GAAP combined	95.8%	99.9%	90.9%

(1)
Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

(2)
Includes our long-term incentive compensation expense. For the years ended December 31, 2011, 2010 and 2009, long-term incentive compensation expense increased our total GAAP combined ratio by 0.7 points, 1.8 points and 2.2 points, respectively.

(3)
Includes loss and LAE relating to catastrophes. For the years ended December 31, 2011, 2010 and 2009, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 4.0 points, 3.2 points and 0.8 points, respectively, including development on prior accident year catastrophes which increased (decreased) our loss and LAE and total combined ratios by 0.4 points, (0.7) points and (0.5) points, respectively.

(4)
Prior accident year development, including development on catastrophes, for the years ended December 31, 2011, 2010 and 2009 decreased our loss and LAE and total combined ratios by 0.3 points, 4.1 points and 6.3 points, respectively.

  Consolidated Results—Year ended December 31, 2011 versus year ended December 31, 2010

        Our comprehensive income attributable to OneBeacon's common shareholders was $43.9 million in the year ended December 31, 2011, compared to $124.8 million in the year ended December 31, 2010. Change in other comprehensive income and loss items in the year ended December 31, 2011 included the impact of an $11.2 million after tax decrease in our pension plans primarily related to a decrease in the over-funded status of our qualified pension plan driven by a decline in the value of the investment results, as compared to a $5.8 million after tax increase in our pension plans in the prior year also driven by investment assets in the plan. Net income attributable to OneBeacon's common shareholders was $55.1 million in the year ended December 31, 2011, compared to $118.3 million in the year ended December 31, 2010.

        Our total revenues decreased 31.4% to $1,086.8 million in the year ended December 31, 2011, compared to $1,584.7 million in the year ended December 31, 2010. The decrease was mainly due to a 27.7% decrease in earned premiums primarily due to the Personal Lines Transaction and Commercial Lines Transaction. Net realized and unrealized investment gains decreased 85.8% to $10.6 million, compared to $74.6 million in the year ended December 31, 2010. Net investment income decreased 26.1% to $71.4 million in the year ended December 31, 2011, primarily due to an 18.5% decline in average invested assets, including invested assets of $111.8 million reclassified to assets held for sale as part of the AutoOne Transaction. The decline in average invested assets since December 31, 2010 was driven by the Personal Lines Transaction, return of capital to shareholders, repurchases of debt and the Commercial Lines Transaction, including the impact of claim payments related to non-specialty commercial lines reserves. Net other (expenses) revenues decreased $20.3 million to $(10.7) million in the year ended December 31, 2011, compared to $9.6 million in the year ended December 31, 2010. The year ended December 31, 2011 included a $12.0 million loss related to the purchase of a portion of our Senior Notes. The year ended December 31, 2010 included the $8.5 million net gain on the Personal Lines Transaction and $10.2 million of additional consideration related to the Commercial Lines Transaction, both described above, partially offset by a $10.8 million loss related to the purchase of a portion of our Senior Notes.

        Our total expenses decreased 30.6% in the year ended December 31, 2011 to $1,003.5 million, compared to $1,445.5 million in the year ended December 31, 2010. Loss and LAE decreased 32.3% to $580.9 million in the year ended December 31, 2011, reflective of the decrease in our book of business resulting from the Commercial Lines Transaction and the Personal Lines Transaction, partially offset by a strengthening of our run-off reserves, principally for unallocated loss adjustment expenses, the impact of which was mitigated by favorable loss reserve development in our specialty businesses. Policy acquisition expenses decreased 29.7% to $219.0 million and other underwriting expenses decreased 25.7% to $173.3 million in the year ended December 31, 2011, reflective of the shrink in our book of business resulting from the Commercial Lines Transaction and the Personal Lines Transaction. Interest expense decreased 30.7% to $20.5 million in the year ended December 31, 2011, reflective of actions taken to reduce outstanding debt. General and administrative expenses decreased 24.6% to $9.8 million.

        Our income tax expense related to pre-tax income from continuing operations for the years ended December 31, 2011 and 2010 represented net effective tax rates of 2.5% and 8.9%, respectively. The effective tax rate for the year ended December 31, 2011 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. The effective tax rate for the year ended December 31, 2010 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate, and recognition of a deferred tax asset for a higher tax basis and deconsolidation of the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals. For the years ended December 31, 2011 and 2010, the effective tax rate on non-U.S. income was 0.3% and 0.5%, respectively, and the effective rate on U.S. income was 19.1% and 19.5%, respectively. See Note 7—"Income Taxes" of the accompanying consolidated financial statements.

        Our GAAP combined ratio for the year ended December 31, 2011 decreased to 95.8% from 99.9% for the year ended December 31, 2010. The loss and LAE ratio decreased by 3.9 points to 57.2% while the expense ratio decreased by 0.2 points to 38.6%. The decrease in the loss and LAE ratio was primarily due to a decrease in current accident year non-catastrophe losses. We experienced a number of large losses in our property and inland marine business within Specialty Insurance Operations and in our non-specialty commercial lines business within Other Insurance Operations during the year ended December 31, 2010. The decrease in current accident year losses was partially offset by a decrease in favorable loss reserve development. The year ended December 31, 2011 included $2.9 million or 0.3 points of favorable loss reserve development, as compared to $57.1 million or 4.1 points of favorable loss reserve development in the year ended December 31, 2010. During the year ended December 31, 2011, we completed a detailed review of run-off expenses and, as a result, increased our run-off loss and LAE reserves. For the year ended December 31, 2011, we recognized $26.7 million of adverse loss reserve development, which includes the impact of the expense reserve strengthening, in Other Insurance Operations. During the year ended December 31, 2011, the favorable loss reserve development in Specialty Insurance Operations was primarily related to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. Current accident year catastrophe losses were 0.3 points lower than the prior year. The year ended December 31, 2011 included $36.9 million or 3.6 points of current accident year catastrophe losses, as compared to $55.3 million or 3.9 points of current accident year catastrophe losses in the year ended December 31, 2010. The slight decrease in the expense ratio reflects lower acquisition costs, primarily related to the Commercial Lines Transaction and Personal Lines Transaction, essentially offset by other underwriting expenses that have not decreased proportionately with the reduction in earned premium associated with the exited businesses.

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

        Our total revenues decreased 29.8% to $1,584.7 million in the year ended December 31, 2010, compared to $2,256.0 million in the year ended December 31, 2009. The decrease was mainly due to a 24.5% decrease in earned premiums primarily due to the sale of our personal lines and our non-specialty commercial lines. Net realized and unrealized investment gains decreased 70.0% to $74.6 million, compared to $248.6 million in the year ended December 31, 2009. Net investment income decreased 23.0% to $96.6 million in the year ended December 31, 2010, primarily due to lower fixed maturity investment yields, a reduction in invested assets as a result of the Personal Lines Transaction, repurchases of our Senior Notes, payment of the special dividend, and an increased allocation to lower yielding short-term investments during the first six months of 2010 in preparation for the closing of the Personal Lines Transaction. These were partially offset by a $1.7 million inflation adjustment related to our inflation indexed treasury securities as compared to a $(1.1) million inflation adjustment related to these securities for the year ended December 31, 2009. Net other revenues decreased 58.4% to $9.6 million in the year ended December 31, 2010, compared to $23.1 million in the year ended December 31, 2009. The year ended December 31, 2010 included the $8.5 million net gain on the Personal Lines Transaction and $10.2 million of additional consideration related to the Commercial Lines Transaction, partially offset by a $10.8 million loss related to the purchase of a portion of our Senior Notes. The year ended December 31, 2009 included pre-tax proceeds of $23.2 million from the Commercial Lines Transaction and a $5.4 million gain related to the purchase of a portion of our Senior Notes, partially offset by a $7.4 million realized loss related to the settlement of the interest rate swap.

        Our total expenses decreased 17.3% in the year ended December 31, 2010 to $1,445.5 million, compared to $1,748.3 million in the year ended December 31, 2009. Loss and LAE decreased 14.6% to $858.2 million in the year ended December 31, 2010, reflective of the shrink in our book of business resulting from the Commercial Lines Transaction and the Personal Lines Transaction, partially offset by higher current accident year catastrophe losses and a number of large losses experienced earlier in the year, particularly in businesses we have exited. Current accident year catastrophe losses were $55.3 million in the year ended December 31, 2010, compared to $23.8 million in the year ended December 31, 2009. Other underwriting expenses decreased 24.4% to $233.1 million and policy acquisition expenses decreased 17.2% to $311.6 million in the year ended December 31, 2010, reflecting the change in our book of business resulting from the Commercial Lines Transaction and the Personal Lines Transaction. Interest expense decreased by 25.4% to $29.6 million in the year ended December 31, 2010, reflective of actions taken to reduce outstanding debt. General and administrative expenses were flat as compared to the prior year.

        Our income tax expense related to pre-tax income from continuing operations for the years ended December 31, 2010 and 2009 represented net effective tax rates of 8.9% and 25.7%, respectively. The effective tax rate for the year ended December 31, 2010 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate, and recognition of a deferred tax asset for a higher tax basis and deconsolidation of the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals. The effective tax rate for the year ended December 31, 2009 was lower than the U.S. statutory rate of 35% primarily due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate, and the settlement of federal income tax audits for 2003 and 2004. For the years ended December 31, 2010 and 2009, the effective tax rate on non-U.S. income was 0.5% and 0.4%, respectively, and the effective rate on U.S. income was 19.5% and 30.5%, respectively. See Note 7—"Income Taxes" of the accompanying consolidated financial statements.

        Our GAAP combined ratio for the year ended December 31, 2010 increased to 99.9% from 90.9% for the year ended December 31, 2009. The loss and LAE ratio increased by 7.0 points to 61.1% while the expense ratio increased by 2.0 points to 38.8%. The increase in the loss and LAE ratio was primarily due to an increase in current accident year catastrophe and non-catastrophe losses. The year ended December 31, 2010 included $55.3 million or 3.9 points of current accident year catastrophe losses, as compared to $23.8 million or 1.3 points of current accident year catastrophe losses in the year ended December 31, 2009. We also experienced a number of large losses in our property and inland marine business within Specialty Insurance Operations and in our non-specialty commercial lines business within Other Insurance Operations. The year ended December 31, 2010 included $57.1 million or 4.1 points of favorable loss reserve development, as compared to $116.7 million or 6.3 points of favorable loss reserve development in the year ended December 31, 2009. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The favorable development also included a $7.5 million release of commercial catastrophe reserves associated with storms occurring in 2004 and 2005. The expense ratio increased primarily due to higher acquisition costs in our specialty businesses as compared to the exited businesses and other underwriting expenses that have not decreased proportionately with the reduction in earned premium associated with the exited businesses.

Summary of Operations By Segment

        Specialty Insurance Operations is comprised of twelve underwriting units that are aggregated into three major underwriting units: MGA Business, Specialty Industries and Specialty Products. Other Insurance Operations includes the non-specialty commercial lines business and traditional personal lines business, other run-off business and certain purchase accounting adjustments relating to the OneBeacon Acquisition. Investing, Financing and Corporate Operations includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through our holding companies. Prior periods have been reclassified to conform to the current presentation. Our segment information is presented in Note 12—"Segment Information" of the accompanying consolidated financial statements.

Specialty Insurance Operations

        Financial results for our Specialty Insurance Operations segment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Net written premiums	$1,062.7	$988.0	$946.2

Earned premiums	$1,012.1	$979.2	$917.9
Loss and LAE	(548.4)	(539.6)	(403.0)
Policy acquisition expenses	(221.0)	(212.7)	(204.1)
Other underwriting expenses	(162.2)	(163.6)	(151.4)

Total underwriting income	80.5	63.3	159.4

Net other revenues	0.6	2.7	3.5
General and administrative expenses	(1.7)	(2.3)	(2.6)

Pre-tax income from continuing operations	$79.4	$63.7	$160.3

        The following table provides net written premiums, earned premiums and underwriting ratios by major underwriting unit and Specialty Insurance Operations in total for the years ended December 31, 2011, 2010 and 2009:

($ in millions)	MGA Business	Specialty Industries	Specialty Products	Specialty Insurance Operations
Year ended December 31, 2011
Net written premiums	$288.4	$376.9	$397.4	$1,062.7
Earned premiums	276.6	349.3	386.2	1,012.1
Ratios:(1)(2)(3)
Loss and LAE	48.0%	51.7%	60.8%	54.2%
Expense	42.4	38.2	34.3	37.9

Total GAAP combined	90.4%	89.9%	95.1%	92.1%

Year ended December 31, 2010
Net written premiums	$269.2	$317.6	$401.2	$988.0
Earned premiums	266.0	302.2	411.0	979.2
Ratios:(1)(2)(3)
Loss and LAE	49.8%	54.0%	59.2%	55.1%
Expense	41.4	41.8	33.9	38.4

Total GAAP combined	91.2%	95.8%	93.1%	93.5%

Year ended December 31, 2009
Net written premiums	$256.7	$292.3	$397.2	$946.2
Earned premiums	236.9	288.5	392.5	917.9
Ratios:(1)(2)(3)
Loss and LAE	49.7%	48.0%	37.3%	43.9%
Expense	42.1	41.5	34.8	38.7

Total GAAP combined	91.8%	89.5%	72.1%	82.6%

(1)
Includes our long-term incentive compensation expense. For the years ended December 31, 2011, 2010 and 2009, long-term incentive compensation expense increased our Specialty Insurance Operations combined ratio by 0.6 points, 1.7 points and 2.5 points, respectively.

(2)
Includes loss and LAE relating to catastrophes. For the years ended December 31, 2011, 2010 and 2009, total calendar year incurred loss and LAE relating to catastrophes increased our Specialty Insurance Operations loss and LAE and total combined ratios by 3.8 points, 1.5 points and 1.0 points, respectively, including development on prior accident year catastrophes which increased (decreased) our Specialty Insurance Operations loss and LAE and total combined ratios by 0.2 points, (0.7) points and (0.6) points, respectively.

(3)
Prior accident year development, including development on catastrophes, for the years ended December 31, 2011, 2010 and 2009 decreased our Specialty Insurance Operations loss and LAE and total combined ratios by 2.9 points, 2.8 points and 9.2 points, respectively.

  Specialty Insurance Operations—Year ended December 31, 2011 versus year ended December 31, 2010

        Overview.    We reported a GAAP combined ratio of 92.1% for the year ended December 31, 2011, compared to 93.5% for the year ended December 31, 2010. The decrease in our combined ratio was primarily due to lower current accident year non-catastrophe losses and other underwriting expenses, partially offset by higher catastrophe losses.

        MGA Business.    Net written premiums for MGA Business increased 7.1% to $288.4 million in the year ended December 31, 2011 from $269.2 million in the year ended December 31, 2010. The increase compared to the prior year period was primarily due to a $13.3 million increase in net written premiums from our collector cars and boats business driven by growth in new business as well as retention and a $5.0 million increase in net written premiums from OBE related to growth in new business. Net written premiums for Dewar were essentially flat as compared to the prior year period.

        The MGA Business combined ratio for the year ended December 31, 2011 decreased slightly to 90.4% from 91.2% for the year ended December 31, 2010. The loss and LAE ratio decreased by 1.8 points to 48.0% while the expense ratio increased by 1.0 point to 42.4%. The decrease in the loss and LAE ratio is primarily due to a 2.1 point decrease in current accident year non-catastrophe losses primarily related to OBE and Dewar, compared with the year ended December 31, 2010. The year ended December 31, 2011 also reflects the impact of 0.4 points of adverse loss reserve development, compared to 0.6 points of adverse loss reserve development primarily related to OBE in the prior year period. These were partially offset by a 0.5 point increase in catastrophe losses. The year ended December 31, 2011 included 1.8 points of current accident year catastrophe losses primarily related to hurricane Irene and tornados in the southeastern and Midwestern United States which impacted our collector cars and boats business as well as OBE, as compared to 1.3 points in the year ended December 31, 2010. The increase in the expense ratio was driven by higher other underwriting expenses, partially offset by a decrease in policy acquisition expenses related to OBE.

        Specialty Industries.    Net written premiums for Specialty Industries increased 18.7% to $376.9 million in the year ended December 31, 2011 from $317.6 million in the year ended December 31, 2010. The increase compared to the prior year was due to a $19.9 million increase in net written premiums from OBA, a $19.0 million increase in net written premiums from OBTI, a $17.5 million increase in net written premiums from OBGR and a $7.8 million increase in net written premiums from OBEG. These increases were primarily due to new business as well as solid retention levels despite competition in the marketplace. These increases were partially offset by a $4.9 million decrease in net written premiums from IMU which reflects the competitive marketplace.

        The Specialty Industries combined ratio for the year ended December 31, 2011 decreased to 89.9% from 95.8% for the year ended December 31, 2010. The loss and LAE ratio decreased by 2.3 points to 51.7% while the expense ratio decreased by 3.6 points to 38.2%. The decrease in the loss and LAE ratio was primarily due to the impact of favorable loss reserve development. The year ended December 31, 2011 included 5.8 points of favorable loss reserve development primarily related to OBTI and IMU, compared to 0.4 points of adverse loss reserve development primarily related to OBA in the prior year period. This was partially offset by a 3.9 increase in current accident year losses, compared with the year ended December 31, 2010. The year ended December 31, 2011 included 4.4 points of catastrophe losses, primarily related to hurricane Irene, storms and freezing weather in the northeastern and southwestern United States impacting IMU and tornados in the southeastern and Midwestern United States impacting OBTI as well as OBGR and IMU, as compared to 1.3 points of catastrophe losses, primarily related to severe wind and rainstorms in the northeastern United States impacting IMU in the year ended December 31, 2010. The decrease in the expense ratio was due to a decrease in other underwriting expenses, as well as a small decrease in policy acquisition expenses primarily related to IMU.

        Specialty Products.    Net written premiums for Specialty Products decreased 0.9% to $397.4 million in the year ended December 31, 2011 from $401.2 million in the year ended December 31, 2010. The decrease was primarily due to a $5.8 million decrease in net written premiums from OBPI primarily related to the medical excess line and a $4.0 million decrease in net written premiums from PIM reflecting a revised underwriting strategy, partially offset by a $3.5 million increase in net written premiums from OBES which we began writing in 2011 and a $2.5 million increase in net written premiums from OBSP.

        The Specialty Products combined ratio for the year ended December 31, 2011 increased to 95.1% from 93.1% for the year ended December 31, 2010. The loss and LAE ratio increased by 1.6 points to 60.8% while the expense ratio increased by 0.4 points to 34.3%. The increase in the loss and LAE ratio was primarily due to lower favorable loss reserve development as well as higher current accident year catastrophe losses. The year ended December 31, 2011 included 2.7 points of favorable loss reserve development related to professional liability, compared to 7.5 points of favorable loss reserve development related to professional liability in the prior year period. The year ended December 31, 2011 included 4.2 points of current accident year catastrophe losses, primarily related to tornados in the southeastern and Midwestern United States, storms and freezing weather in the northeastern and southwestern United States and hurricane Irene impacting PIM and to a lesser extent within the financial services business of OBPI, compared to 3.3 points of current accident year catastrophe losses, primarily related to severe wind and rainstorms in the northeastern United States experienced in the first quarter of 2010 and elsewhere in the United States in the second quarter of 2010. The increases were partially offset by a 4.1 point decrease in current accident year non-catastrophe losses, compared with the year ended December 31, 2010. The year ended December 31, 2010 included the impact of a number of large losses experienced at PIM. The increase in the expense ratio was primarily due to an increase in policy acquisition expenses mainly due to OBPI, partially offset by a decrease in other underwriting expenses primarily related to PIM.

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

        For the year ended December 31, 2011, our net combined ratio was higher than our gross combined ratio by 3.5 points, primarily due to the impact of the cost of facultative reinsurance and property reinsurance, and also the cost of catastrophe reinsurance and marine reinsurance. For the year ended December 31, 2010, our net combined ratio was higher than our gross combined ratio by 3.8 points, primarily due to the impact of the cost of catastrophe reinsurance and facultative reinsurance.

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

Other Insurance Operations

        Financial results for our Other Insurance Operations segment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Net written premiums	$0.2	$171.0	$871.6

Earned premiums	$3.4	$424.7	$940.9
Loss and LAE	(32.5)	(318.6)	(602.3)
Policy acquisition expenses	2.0	(98.9)	(172.2)
Other underwriting expenses	(11.1)	(69.5)	(157.1)

Total underwriting (loss) income	(38.2)	(62.3)	9.3

Net other revenues	1.6	18.7	23.2
General and administrative expenses	—	(0.1)	—
Accretion of fair value adjustment to loss and LAE reserves	—	—	(5.4)

Pre-tax (loss) income from continuing operations	$(36.6)	$(43.7)	$27.1

        As Other Insurance Operations consists of business in run-off, GAAP ratios are not meaningful for the 2011 period. The following table provides underwriting ratios for Other Insurance Operations for the year ended December 31, 2009:

	Year ended December 31,
	2010	2009
Ratios:(1)(2)(3)
Loss and LAE	75.0%	64.0%
Expense	39.7	35.0

Total GAAP combined	114.7%	99.0%

(1)
Includes our long-term incentive compensation expense. For the years ended December 31, 2010 and 2009, long-term incentive compensation expense increased our Other Insurance Operations combined ratio by 1.8 points and 1.9 points, respectively.

(2)
Includes loss and LAE relating to catastrophes. For the years ended December 31, 2010 and 2009, total calendar year incurred loss and LAE relating to catastrophes increased our Other Insurance Operations loss and LAE and total combined ratios by 7.3 points and 0.6 points, respectively, including development on prior accident year catastrophes which decreased our loss and LAE and total combined ratios by 0.7 points and 0.3 points, respectively.

(3)
Prior accident year development, including development on catastrophes, for the years ended December 31, 2010 and 2009 decreased our Other Insurance Operations loss and LAE and total combined ratios by 6.9 points and 3.4 points, respectively.

  Other Insurance Operations—Year ended December 31, 2011 versus year ended December 31, 2010

        Underwriting results for the year ended December 31, 2011 as compared to the year ended December 31, 2010 reflect the impact of exiting businesses as a result of the Personal Lines Transaction which closed in July 2010 and the Commercial Lines Transaction. Net written premiums for Other Insurance Operations were $0.2 million in the year ended December 31, 2011 as compared to $171.0 million in the year ended December 31, 2010. Other Insurance Operations generated an underwriting loss of $38.2 million in the year ended December 31, 2011, compared to an underwriting loss of $62.3 million in the year ended December 31, 2010. During the year ended December 31, 2011, we completed a detailed review of run-off expenses and, as a result, increased our run-off loss and LAE reserves. For the year ended December 31, 2011, we recognized $26.7 million of adverse loss reserve development, which includes the impact of the expense reserve strengthening. For the year ended December 31, 2010, we recognized $29.1 million of favorable loss reserve development principally related to multiple peril liability lines and other general liability lines. The year ended December 31, 2010 included significant catastrophe activity, primarily related to severe wind and rainstorms in the northeastern United States, and higher-than-average levels of large losses in the non-specialty commercial businesses and in the automobile line. The year ended December 31, 2011 included $0.8 million of additional consideration related to the Commercial Lines Transaction. The year ended December 31, 2010 included the $8.5 million net gain on the Personal Lines Transaction and the $10.2 million of additional consideration related to the Commercial Lines Transaction. In furtherance of our strategy to focus on our core specialty lines businesses, we are exploring various strategic alternatives with respect to the business within our Other Insurance Operations segment.

Asbestos and Environmental Exposures

        As described in "Critical Accounting Estimates", we have a reinsurance contract with NICO for up to $2.5 billion in old A&E claims and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of our third party reinsurers in existence at the time the NICO Cover was executed (Third Party Recoverables). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for our benefit.

        In September 2011, we completed a study of our legacy A&E exposures based on experience through 2010. The previous study was based on experience through 2007. Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion reinsurance cover issued by NICO. Based on the results of the study, we increased the point estimate of incurred losses ceded to NICO from $2.2 billion to $2.3 billion, an increase of $121.9 million, net of underlying reinsurance. Due to the NICO Cover, there was no impact to income or equity from the change in the estimate. Approximately $1.4 billion of the estimated $2.3 billion of incurred losses have been paid by NICO through December 31, 2011.

        The ratio of reserves net of Third Party Recoverables for A&E losses at December 31, 2011 to trailing three year average paid loss and allocated LAE (known in the industry as the "survival ratio") is 13.3 years including the remaining available protection under the NICO Cover.

        Our reserves for A&E losses at December 31, 2011 represent management's best estimate of our ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean-up cost increases and industry settlement practices, limit our ability to accurately estimate ultimate liability and we may be subject to A&E losses beyond currently estimated amounts. In addition, we remain liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. To the extent that actual experience differs from our estimate of incurred A&E losses and Third Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover.

  Other Insurance Operations—Year ended December 31, 2010 versus year ended December 31, 2009

        Underwriting results for the year ended December 31, 2010 as compared to the year ended December 31, 2009 reflect the impact of exiting businesses as a result of completing the Personal Lines Transaction which closed in July 2010 and the Commercial Lines Transaction. Net written premiums for Other Insurance Operations were $171.0 million in the year ended December 31, 2010 as compared to $871.6 million in the year ended December 31, 2009. Other Insurance Operations generated an underwriting loss of $62.3 million in the year ended December 31, 2010, compared to underwriting income of $9.3 million in the year ended December 31, 2009. The year ended December 31, 2010 included significant catastrophe activity, primarily related to severe wind and rainstorms in the northeastern United States, and higher-than-average levels of large losses in the non-specialty commercial businesses and in the automobile line. The year ended December 31, 2010 included the $8.5 million net gain on the Personal Lines Transaction and the $10.2 million of additional consideration related to the Commercial Lines Transaction. The year ended December 31, 2009 included pre-tax proceeds of $23.2 million from the Commercial Lines Transaction.

Investing, Financing and Corporate Operations

        A summary of results from our Investing, Financing and Corporate Operations segment for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Net investment income	$71.4	$96.6	$125.5
Net realized and unrealized investment gains	10.6	74.6	248.6
Net other expenses	(12.9)	(11.8)	(3.6)
General and administrative expenses	(8.1)	(10.6)	(10.5)
Interest expense on debt	(20.5)	(29.6)	(39.7)

Pre-tax income from continuing operations	$40.5	$119.2	$320.3

  Investing, Financing and Corporate Operations—Year ended December 31, 2011 versus year ended December 31, 2010

        Investing, Financing and Corporate Operations reported pre-tax income from continuing operations of $40.5 million in the year ended December 31, 2011, compared to $119.2 million in the year ended December 31, 2010. The decrease was primarily related to a decrease in net realized and unrealized investment gains and net investment income. As further described below, net realized and unrealized investment gains decreased to $10.6 million in the year ended December 31, 2011, compared to $74.6 million in the prior year period, and net investment income decreased to $71.4 million in the year ended December 31, 2011, compared to $96.6 million in the prior year period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results". The decrease in interest expense reflects actions taken to reduce outstanding debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing". Further, net other expenses increased mainly due to a $12.0 million loss related to the purchase of a portion of our Senior Notes in the year ended December 31, 2011, compared to a $10.8 million loss in the prior year period. General and administrative expenses decreased 23.6% as compared with the prior year period.

  Investing, Financing and Corporate Operations—Year ended December 31, 2010 versus year ended December 31, 2009

        Investing, Financing and Corporate Operations reported pre-tax income from continuing operations of $119.2 million in the year ended December 31, 2010, compared to $320.3 million in the year ended December 31, 2009. The decrease was primarily related to a decrease in net investment income and net realized and unrealized investment gains. As further described below, net realized and unrealized investment gains decreased to $74.6 million in the year ended December 31, 2010, compared to $248.6 million in the prior year period and net investment income decreased to $96.6 million in the year ended December 31, 2010, compared to $125.5 million in the prior year period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results". The decrease in interest expense reflects actions taken to reduce outstanding debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing". Further, net other expenses increased mainly due to a $10.8 million loss related to the purchase of a portion of our Senior Notes in the year ended December 31, 2010, compared with a $5.4 million gain related to the purchase of a portion of our Senior Notes, partially offset by a $7.4 million realized loss related to the settlement of the interest rate swap in the prior year period. General and administrative expenses were essentially flat as compared with the prior year period.

Summary of Investment Results

Investment Returns

        A summary of our consolidated pre-tax investment results for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Net investment income	$71.4	$96.6	$125.5
Net realized investment gains (losses)	56.8	81.9	(20.5)
Change in net unrealized investment gains and losses	(46.2)	(7.3)	269.1

Total GAAP pre-tax investment results	$82.0	$171.2	$374.1

        Gross investment returns versus typical benchmarks for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year ended December 31,(1)
	2011	2010	2009
Fixed maturity investments	3.7%	4.4%	12.3%
Short-term investments	0.1	—	0.5
Total fixed income	3.4	3.5	9.8
Barclays U.S. Intermediate Aggregate Index	6.0	6.1	6.5
Common equity securities	(0.1)	18.5	(7.4)
Convertible fixed maturity investments	(6.2)	12.4	22.7
Total common equity securities and convertible fixed maturity investments	(1.5)	16.4	10.8
Other investments	7.0	6.0	10.8
Total common equity securities, convertible fixed maturity and other investments	1.1	13.2	10.8
S&P 500 Index (total return)	2.1	15.1	26.5
Total consolidated portfolio	3.0%	4.9%	9.9%

(1)
Gross investment returns exclude investment expenses of $6.9 million, $8.9 million and $10.9 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

  Investment Returns—Year ended December 31, 2011 versus year ended December 31, 2010

  Overview

        Our total pre-tax investment results were $82.0 million, a return of 3.0% for the year ended December 31, 2011, compared to $171.2 million, a return of 4.9% for the year ended December 31, 2010. Net investment income in the year ended December 31, 2011 was $71.4 million, a decrease of $25.2 million, compared to $96.6 million in the year ended December 31, 2010. The decrease was principally due to lower investment yields, a reduction in invested assets as a result of the Personal Lines Transaction, return of capital to shareholders, repurchases of debt and the Commercial Lines Transaction, including the impact of claim payments related to non-specialty commercial lines reserves. Net realized investment gains were $56.8 million in the year ended December 31, 2011, a decrease of $25.1 million compared to $81.9 million in the year ended December 31, 2010. The change in net unrealized investment gains and losses was a decrease of $46.2 million in the year ended December 31, 2011, compared to a decrease of $7.3 million in the year ended December 31, 2010.

  Fixed income

        Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 3.4% for the year ended December 31, 2011, underperforming the Barclays U.S. Intermediate Aggregate Index returns of 6.0%. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.5 years excluding short-term investments and approximately 2.2 years including short-term investments at December 31, 2011 which trailed the longer-duration benchmark as rates declined during 2011.

  Common equity securities, convertible fixed maturity and other investments

        Our total common equity securities, convertible fixed maturity and other investments portfolio returned 1.1% for the year ended December 31, 2011, compared to 13.2% for the year ended December 31, 2010. Our total common equity securities and convertible fixed maturity investments portfolio returned (1.5)% and 16.4% for the years ended December 31, 2011 and 2010, respectively, or 360 basis points worse and 130 basis points better, respectively, than the S&P 500 Index benchmark. Our total common equity securities and convertible fixed maturity investments portfolio has overweight positions in the gold mining sector compared to the S&P 500 Index and also contains convertible fixed maturity investments whose returns were hurt by rising credit spreads on the fixed maturity component of the instrument. In addition, other investments, which are composed principally of hedge funds and private equities, outperformed the S&P 500 Index by 4.9% for the year ended December 31, 2011 and underperformed by 9.1% for the year ended December 31, 2011.

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

  Common equity securities, convertible fixed maturity and other investments

        Our total common equity securities, convertible fixed maturity and other investments portfolio returned 13.2% for the year ended December 31, 2010, compared to 10.8% for the year ended December 31, 2009. Our total common equity securities and convertible fixed maturity investments portfolio returned 16.4% and 10.8% for the years ended December 31, 2010 and 2009, respectively, or 130 basis points better and 1,570 basis points worse, respectively, than the S&P 500 Index benchmark. The S&P 500 rebounded during 2009; as a result of the timing of sales of common equity securities in 2009 in order to reduce our equity exposure discussed previously and given that we were more heavily weighted in convertible fixed maturity investments than in common equity securities, our portfolio underperformed the S&P 500 Index benchmark. We recorded $20.4 million in net realized gains in the year ended December 31, 2010. Our other investments portfolio returned 6.0% for the year ended December 31, 2010, compared to 10.8% for the year ended December 31, 2009.

Portfolio Composition

        The following table presents the composition of our investment portfolio as of December 31, 2011 and 2010:

	As of December 31,
	2011(2)		2010
Type of Investment	$ in millions	% of total	$ in millions	% of total
Fixed maturity investments	$1,998.0	70.9%	$2,415.5	74.0%
Short-term investments	320.0	11.3	300.0	9.2
Common equity securities	266.5	9.5	285.3	8.7
Convertible fixed maturity investments	79.8	2.8	93.8	2.9
Other investments(1)	155.1	5.5	171.4	5.2

Total	$2,819.4	100.0%	$3,266.0	100.0%

(1)
Includes investments such as hedge funds and private equity funds.

(2)
Includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheet as part of the AutoOne Transaction.

        The breakdown of our fixed maturity portfolio, including convertible fixed maturity investments, at December 31, 2011 by credit class, based upon issue credit ratings provided by Standard & Poor's, or if unrated by Standard & Poor's, long-term obligation ratings provided by Moody's, is as follows:

Ratings	Amortized Cost	% of Total	Carrying value	% of Total
	($ in millions)
U.S. government and agency obligations	$213.6	10.5%	$215.4	10.4%
AAA/Aaa	75.9	3.7	76.2	3.7
AA/Aa	895.5	44.1	908.1	43.7
A/A	330.9	16.3	344.2	16.5
BBB/Baa	371.2	18.3	392.4	18.9
Other/not rated	145.3	7.1	141.5	6.8

Total	$2,032.4	100.0%	$2,077.8	100.0%

(1)
Includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheet as part of the AutoOne Transaction.

        The weighted average duration of our fixed maturity portfolio, including convertible fixed maturity investments, at December 31, 2011 is approximately 2.5 years. The maturity distribution for fixed maturity investments, including convertible fixed maturity investments, held at December 31, 2011 is as follows:

Maturity	Amortized Cost	Carrying Value
	($ in millions)
Due within one year	$107.2	$108.9
Due after one through five years	739.4	764.4
Due after five through ten years	161.4	171.7
Due after ten years	17.6	19.2
Asset-backed securities	928.5	938.3
Preferred stocks	78.3	75.3

Total	$2,032.4	$2,077.8

(1)
Includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheet as part of the AutoOne Transaction.

Asset-backed Securities

        We purchase commercial and residential mortgage backed securities to maximize our risk adjusted returns in the context of a diversified portfolio. Our non-agency commercial mortgage-backed portfolio (CMBS) is generally short tenor and structurally senior, with more than 20 points of subordination on average for fixed rate CMBS and approximately 50 points of subordination on average for floating rate CMBS as of December 31, 2011. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. We believe this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of December 31, 2011, on average approximately 2% of the underlying loans were reported as non-performing for all CMBS held by us. We are not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (RMBS) categorized as sub-prime as of December 31, 2011. Our investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of December 31, 2011. We consider sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., we consider investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).

        There are also mortgage backed securities that we categorize as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on our review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2011, we held $2.3 million of mortgage-backed securities that were classified as non-prime. Our non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. We do not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

        The following table summarizes the carrying value of our asset-backed securities as of December 31, 2011 and 2010:

	December 31,
	2011			2010
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$631.0	$631.0	$—	$684.7	$663.4	$21.3
FNMA	166.8	166.8	—	143.0	143.0	—
FHLMC	4.9	4.9	—	19.0	19.0	—

Total agency(1)	802.7	802.7	—	846.7	825.4	21.3
Non-agency:
Residential	13.7	11.4	2.3	6.4	—	6.4
Commercial	68.4	68.4	—	36.3	36.3	—

Total Non-agency	82.1	79.8	2.3	42.7	36.3	6.4
Total mortgage-backed securities	884.8	882.5	2.3	889.4	861.7	27.7
Other asset-backed securities:
Credit card receivables	48.2	48.2	—	97.5	97.5	—
Vehicle receivables	5.3	5.3	—	130.5	130.5	—

Total other asset-backed securities	53.5	53.5	—	228.0	228.0	—

Total asset-backed securities	$938.3	$936.0	$2.3	$1,117.4	$1,089.7	$27.7

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities

        The security issuance years of our investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2011 are as follows:

		Security Issuance Year
	Fair Value
		2007	2009	2010	2011
	($ in millions)
Non-agency RMBS	$13.7	$2.3	$—	$8.2	$3.2
Non-agency CMBS	68.4	4.4	3.9	—	60.1

Total	$82.1	$6.7	$3.9	$8.2	$63.3

Non-agency Residential Mortgage-backed Securities

        The classification of the underlying collateral quality and the tranche levels of our non-agency RMBS securities are as follows as of December 31, 2011:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$11.4	$—	$11.4	$—
Non-prime	2.3	2.3	—	—

Total	$13.7	$2.3	$11.4	$—

(1)
At issuance, Super Senior were rated AAA by Standard & Poor's or Aaa by Moody's and were senior to other AAA or Aaa bonds.

(2)
At issuance, Senior were rated AAA by Standard & Poor's or Aaa by Moody's and were senior to non-AAA or non-Aaa bonds.

(3)
At issuance, Subordinate were not rated AAA by Standard & Poor's or Aaa by Moody's and were junior to other bonds.

Non-agency Commercial Mortgage-backed Securities

        The amount of fixed and floating rate securities and their tranche levels are as follows as of December 31, 2011:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$64.0	$9.9	$54.1	$—
Floating rate CMBS	4.4	4.4	—	—

Total	$68.4	$14.3	$54.1	$—

(1)
At issuance, Super Senior were rated AAA by Standard & Poor's, Aaa by Moody's or AAA by Fitch and were senior to other AAA or Aaa bonds.

(2)
At issuance, Senior were rated AAA by Standard & Poor's or Aaa by Moody's and were senior to non-AAA or non-Aaa bonds.

(3)
At issuance, Subordinate were not rated AAA by Standard & Poor's or Aaa by Moody's and were senior to other bonds.

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

        Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Our top tier regulated insurance operating subsidiaries have the ability to pay $103 million of dividends during 2012 without the prior approval of regulatory authorities, subject to the availability of unassigned funds. At December 31, 2011, OneBeacon's top tier regulated insurance operating subsidiaries had $0.7 billion of unassigned funds and statutory surplus of $1.0 billion. At December 31, 2011, we had approximately $200 million of net unrestricted cash, short-term investments and fixed maturity investments and approximately $30 million of common equity securities and convertible fixed maturity investments outside of our regulated insurance operating subsidiaries.

        During the year ended December 31, 2011, our top tier regulated operating subsidiaries distributed $150.0 million of extraordinary dividends to OneBeacon LLC. During the year ended December 31, 2010, our top tier regulated operating subsidiaries distributed $776.0 million of dividends, including $71.0 million of ordinary dividends, $535.0 million of extraordinary dividends and $170.0 million representing return of capital to OneBeacon LLC. During the year ended December 31, 2009, our top tier regulated operating subsidiaries distributed $80.0 million of ordinary dividends to OneBeacon LLC. During the years ended December 31, 2011, 2010 and 2009, our unregulated operating subsidiaries paid $4.3 million, $8.3 million and $11.9 million, respectively, of dividends to their immediate parent.

        During the year ended December 31, 2011, we paid cash dividends totaling $174.8 million, including $79.7 million of regular quarterly cash dividends and $95.1 million of a special dividend. During the year ended December 31, 2010, we paid cash dividends totaling $315.6 million, including $79.5 million of regular quarterly cash dividends and $236.1 million of a special dividend. During the year ended December 31, 2009, we paid cash dividends totaling $79.9 million consisting entirely of regular quarterly cash dividends.

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

        The following table illustrates our consolidated insurance float position and four operational leverage ratios based on insurance float and net invested assets as of December 31, 2011 and 2010.

	December 31,
	2011	2010
	($ in millions)
Total investments	$2,707.6	$3,266.0
Cash	54.9	33.6
Cash and investments classified within assets held for sale	117.3	—
Accounts receivable on unsettled investment sales	0.5	5.4
Accounts payable on unsettled investment purchases	(22.7)	(14.1)

Net invested assets	$2,857.6	$3,290.9
OneBeacon's common shareholders' equity	$1,099.8	$1,229.0
Debt	269.7	419.6

Total capital	$1,369.5	$1,648.6

Insurance float	$1,488.1	$1,642.3

Insurance float as a multiple of total capital	1.1x	1.0x
Net invested assets as a multiple of total capital	2.1x	2.0x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.4x	1.3x
Net invested assets as a multiple of OneBeacon's common shareholders' equity	2.6x	2.7x

        Based on December 31, 2011 balances, insurance float is expected to decrease by approximately $117.3 million as a result of the AutoOne Transaction. During the year ended December 31, 2010, insurance float decreased by $412.4 million, primarily due to the Personal Lines Transaction, which reduced insurance float by approximately $390 million.

Financing

  Debt

        The following table summarizes our debt to capital ratio at December 31, 2011 and 2010:

	December 31,
	2011	2010
	($ in millions)
Senior Notes, carrying value	$269.7	$419.6
OneBeacon's common shareholders' equity	1,099.8	1,229.0

Total capital	$1,369.5	$1,648.6

Ratio of debt to total capital	19.7%	25.5%

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

        During the year ended December 31, 2010, OBH repurchased and retired $29.7 million of outstanding Senior Notes for $30.8 million, which resulted in a $1.2 million loss. During the year ended December 31, 2010, OBIC purchased $1.1 million of outstanding Senior Notes for $1.1 million. During the year ended December 31, 2009, OBH repurchased and retired $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain. During the year ended December 31, 2009, OBIC purchased $58.3 million of outstanding Senior Notes for $55.0 million, which resulted in a $2.9 million gain.

        During the years ended December 31, 2011, 2010 and 2009, we paid $20.4 million, $29.1 million and $37.4 million of interest on the Senior Notes.

        White Mountains provides an irrevocable and unconditional guarantee as to the payment of principal and interest on the Senior Notes. In consideration of this Guarantee, we have agreed to pay a specified fee to White Mountains in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. We have further agreed that if White Mountains' voting interest in us ceases to represent more than 50% of all our voting securities, we are obligated to seek to redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains' obligations under the Guarantee (the Guarantee Elimination). White Mountains has agreed to provide written notice to us when its voting interest in us has been reduced below 50%. We will have 180 days from the receipt of such notification to complete the Guarantee Elimination. If the Guarantee Elimination is not completed within the initial 180-day period, the Guarantee fee shall increase by 200 basis points. The Guarantee fee shall further increase by 100 basis points for each subsequent 90-day period thereafter, up to a maximum Guarantee fee of 425 basis points, until the Guarantee Elimination has been completed.

        The Senior Notes were issued under an indenture which contains restrictive covenants. These covenants, among other things, place certain limitations on the ability of White Mountains, OBH and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limit the ability of White Mountains, OBH and their respective subsidiaries, which includes us, to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At December 31, 2011, White Mountains and OBH were in compliance with all of the covenants under the Senior Notes.

        The indenture documents provide that, if OneBeacon or White Mountains as guarantor of the Senior Notes defaults under a credit agreement, mortgage or similar debt agreement with a principal amount greater than $25 million, and such default results in the acceleration of such debt, there is a default under the Senior Notes. Such a default would permit the trustees or holders of 25% or more of the Senior Notes to declare an event of default under the indenture documents resulting in a required repayment of the Senior Notes. See Note 15—"Related Party Disclosures" of the accompanying consolidated financial statements.

  Capital Lease

        In December 2011, OBIC, an indirect wholly-owned subsidiary of the Company, sold the majority of its fixed assets and capitalized software to OB Services, another indirect wholly-owned subsidiary of the Company. The fixed assets and capitalized software were sold at a cost equal to book value with no gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp and Fifth Third whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OB Services received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OB Services will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer to OB Services. In accordance with ASC 840, OBIC recorded the sale of the assets with no gain or loss recognized while OB Services has recorded a capital lease obligation of $23.1 million included within other liabilities and a capital lease asset of $22.9 million included within other assets as of December 31, 2011.

Contractual Obligations and Commitments

        Below is a schedule of our material contractual obligations and commitments as of December 31, 2011:

	Due in One Year or Less	Due in Two to Three Years	Due in Four to Five Years	Due After Five Years	Total
	($ in millions)
Debt	$—	$269.9	$—	$—	$269.9
Loss and LAE reserves(1)	704.4	880.5	528.3	1,408.7	3,521.9
Interest on debt	15.8	7.9	—	—	23.7
Long-term incentive compensation	22.6	20.9	3.9	6.2	53.6
Pension and other benefit plan obligations(2)	13.6	7.8	7.1	33.2	61.7
Capital leases	5.3	10.6	7.2	—	23.1
Operating leases	8.0	9.7	6.0	3.5	27.2

Total contractual obligations	$769.7	$1,207.3	$552.5	$1,451.6	$3,981.1

(1)
Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $2,330.8 million and include the discount on our workers compensation loss and LAE reserves of $108.3 million as of December 31, 2011. These balances add back the remaining purchase accounting fair value adjustment of $163.3 million related to the OneBeacon Acquisition as it is a non-cash item.

(2)
Includes expected future cash outflows under our non-qualified, non-contributory, defined benefit pension plan and our 401(k) savings and employee stock ownership plan. Our pension plans were curtailed in 2002. (See Note 8—"Retirement Plans" of the accompanying consolidated financial statements.)

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

          The balances included in the table above regarding our long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid cannot be predicted with certainty as the ultimate amounts of these liabilities are based on future performance. The estimated payments reflected in the table are based on current accrual factors (common share price and pay-out percentage) and assume that all outstanding balances were 100% vested as of December 31, 2011.

          There are no provisions within our operating lease agreements that would trigger acceleration of future lease payments. As of December 31, 2011, we have accrued $1.4 million net of anticipated sub-lease income for leased space which we have ceased using. The capital lease entered into in conjunction with the sale-leaseback of certain of OneBeacon's fixed assets and capitalized software contains provisions that could trigger an event of default including a failure to pay when due payments under the capital lease. If an event of default were to occur, the lessor would have a number of remedies available including the acceleration of future lease payments or the possession of the property covered under the lease agreement.

          We do not finance our operations through the securitization of trade receivables, special purpose entities or synthetic leases. Further, we have not entered into any material arrangement requiring us to guarantee payment of third-party debt, lease payments or to fund losses of an unconsolidated special purpose entity.

          We also have future binding commitments to fund certain limited partnership investments. These commitments, which total $16.1 million as of December 31, 2011, do not have fixed funding dates and are therefore excluded from the table above. Our future binding commitments to fund an investment in a tax advantaged federal affordable housing development fund are $7.3 million and $2.8 million for 2012 and 2013, respectively.

  Share Repurchase Authorization

          On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 5.6 million of its Class A common shares. During the year ended December 31, 2011, no shares were repurchased. During the year ended December 31, 2010, 0.7 million Class A common shares under this authorization were repurchased for $10.5 million and retired. During the year ended December 31, 2009, no shares were repurchased.

  Cash Flows

          Detailed information concerning our cash flows during the years ended December 31, 2011, 2010 and 2009 follows:

  Cash flows from operations for the years ended December 31, 2011, 2010 and 2009

          Net cash flows (used for) provided from operations were $(118.5) million, $22.4 million and $165.4 million, respectively, for the years ended December 31, 2011, 2010 and 2009. Net cash flows for operations in the years ended December 31, 2011 and 2010 were reduced by the run-off of reserves related to the Commercial Lines Transaction. Net cash flows for operations in the years ended December 31, 2011, 2010 and 2009 were reduced by declining net investment income, primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base. In addition, cash flows from operations for the year ended December 31, 2010 reflects the impact of the Personal Lines Transaction.

  Cash flows from investing and financing activities for the year ended December 31, 2011

          During 2011, we declared and paid $79.7 million of regular quarterly cash dividends and $95.1 million of a special dividend to holders of OneBeacon's common shares.

          During 2011, OneBeacon Services LLC received cash proceeds of $23.1 million as a result of entering into two sale-leaseback transactions.

          During 2011, OBH repurchased and retired a portion of the Senior Notes for $161.6 million in a cash tender offer, including transaction fees.

  Other Liquidity and Capital Resource Activities

          During 2011, we made payments with respect to our long-term incentive compensation plans totaling $16.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 929,849 performance shares for the 2008-2010 performance cycle.

  Cash flows from investing and financing activities for the year ended December 31, 2010

  Financing and Other Capital Activities

          During 2010, we declared and paid $79.5 million of regular quarterly cash dividends and $236.1 million of a special dividend to holders of OneBeacon's common shares.

          During 2010, we repurchased and retired 0.7 million of our Class A common shares for $10.5 million under our share repurchase authorization.

          During 2010, OBIC purchased a portion of the Senior Notes for $1.1 million.

          During 2010, OBH repurchased and retired a portion of the Senior Notes for $30.8 million.

          During 2010, OBH repurchased and retired a portion of the Senior Notes for $165.4 million in a cash tender offer, including transaction fees.

          During 2010, we repaid the $14.0 million outstanding balance on the note issued in connection with the acquisition of ASIC.

  Acquisitions and Dispositions

          During 2010, we completed the Personal Lines Transaction and received $166.6 million as consideration.

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

          During 2010, we made payments in cash with respect to our long-term incentive compensation plans totaling $6.8 million. These payments were made primarily with respect to 207,250 performance shares and 38,850 performance units for various performance cycles. As a result of the Commercial Lines Transaction and the Personal Lines Transaction, payments were made to certain former employees of OneBeacon prior to the end of the performance cycle on a pro rata basis.

          During 2010, we made payments with respect to our long-term incentive compensation plans totaling $21.4 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 682,344 performance shares for the 2007-2009 performance cycle.

  Cash flows from investing and financing activities for the year ended December 31, 2009

  Financing and Other Capital Activities

          During 2009, we declared and paid $79.9 million of regular quarterly cash dividends to holders of OneBeacon's common shares.

          During 2009, we repaid $2.2 million of principal on our debt obligations.

          During 2009, OBIC purchased a portion of the Senior Notes for $55.0 million.

          During 2009, OBH repurchased and retired a portion of the Senior Notes for $8.1 million.

          During 2009, we repaid the $40.6 million outstanding balance on our mortgage note.

  Acquisitions and Dispositions

          During 2009, we sold the renewal rights to our non-specialty commercial lines business for $23.2 million to a third party.

  Other Liquidity and Capital Resource Activities

          During 2009, we reported net decreases in our loss and LAE reserves and reinsurance recoverables on paid and unpaid losses, primarily due to the decline of our business exposures related to legacy run-off.

          During 2009, we made payments with respect to our long-term incentive compensation plans totaling $27.3 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 137,400 performance shares and 148,422 performance units for various performance cycles.

  Related Party Disclosures

          See Note 15—"Related Party Disclosures" of the accompanying consolidated financial statements.

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

1.     Fair Value Considerations

        We measure certain assets at estimated fair value in our consolidated financial statements, with changes therein recognized in current period earnings. In addition, we disclose estimated fair value for certain assets and liabilities measured at historical or amortized cost. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (observable inputs) and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable (unobservable inputs). Quoted prices in active markets for identical assets or liabilities have the highest priority (Level 1), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (Level 2) and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority (Level 3).

        Assets carried at fair value include fixed maturity investments, common equity securities, convertible fixed maturity investments and interests in hedge funds and private equity funds. Valuation of assets measured at fair value require us to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining our estimates of fair value, we use a variety of valuation approaches and inputs. Whenever possible, we estimate fair value using valuation methods that maximize the use of observable prices and other inputs.

        For investments in active markets, we use quoted market prices to determine fair value. In circumstances where quoted market prices are unavailable, we utilize fair value estimates based upon reference to other observable inputs other than quoted prices, including matrix pricing, benchmark interest rates, market comparables, broker quotes and other relevant observable inputs. Where observable inputs are not available, the estimated fair value is based upon internal pricing models using assumptions that include inputs that may not be observable in the marketplace but which reflect our best judgment given the circumstances and consistent with what other market participants would use when pricing such instruments.

        As of December 31, 2011 and 2010, approximately 93% and 91%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in hedge funds and private equity funds, as well as certain investments in debt and equity securities, including asset-backed securities, where quoted market prices are unavailable.

        We use brokers and outside pricing services to assist in determining fair values. The outside pricing services we use have indicated that they will only provide prices where observable inputs are available. If no observable inputs are available for a security, the pricing services will not provide a price. In those circumstances, we estimate the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes, issuer spreads, bids, offers, credit rating prepayment speeds and other relevant inputs.

        Our process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of our fixed maturity investments and includes, but is not limited to, evaluation of model pricing methodologies, review of the pricing services' quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least an annual basis, monthly analytical reviews of certain prices and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. We also perform back-testing of selected purchases and sales activity to determine whether there are any significant differences between the market price used to value the security prior to purchase or sale and the actual purchase or sale price on at least an annual basis. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on the procedures are considered outliers. In circumstances where the results of our review process does not appear to support the market price provided by the pricing services, we challenge the price. During the past year, a few securities fell outside of our variance thresholds, thereby triggering the challenge with the pricing services. If we cannot gain satisfactory evidence to support the challenged price, we rely upon our own pricing methodologies to estimate the fair value of the security in question.

        Other investments, which are primarily comprised of hedge funds and private equity funds for which the fair value option has been elected, are carried at fair value based upon our proportionate interest in the underlying fund's net asset value, which is deemed to approximate fair value. The fair value of our investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds' underlying investments in accordance with ASC 820. We employ a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund's audited financial statements and discussing each fund's pricing with the fund's manager. The fair values of our investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable.

        In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund's net asset value in accordance with ASC 820. In circumstances where our portion of a fund's net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At December 31, 2011 and 2010, we did not record a liquidity adjustment to the net asset value related to our investments in hedge funds or private equity funds.

        As of both December 31, 2011 and 2010, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of December 31, 2011 and 2010 were comprised of $53.5 million and $63.4 million, respectively, in hedge funds, $65.7 million and $72.7 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At December 31, 2011 and 2010, OneBeacon held investments in 9 and 10 hedge funds, respectively, and 14 and 15 private equity funds, respectively. The largest investment in a single fund was $13.7 million and $24.6 million, respectively, at December 31, 2011 and 2010. As of December 31, 2011 and 2010, other investments also included $21.8 million and $21.2 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

        The fair value measurements at December 31, 2011 and 2010 for assets recorded in accordance with ASC 825 and any related Level 3 inputs are as follows:

	Fair value at December 31, 2011(1)	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$215.4	$—	—%
Debt securities issued by corporations	758.7	—	—
Municipal obligations	2.2	—	—
Asset-backed securities	938.3	2.3	0.2
Foreign government obligations	8.1	—	—
Preferred stocks	75.3	63.8	84.7

Fixed maturity investments	1,998.0	66.1	3.3
Short-term investments	320.0	—	—
Common equity securities	266.5	0.8	0.3
Convertible fixed maturity investments	79.8	—	—
Other investments(2)	133.3	133.3	100.0

Total(2)	$2,797.6	$200.2	7.2%

	Fair value at December 31, 2010	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$250.7	$—	—%
Debt securities issued by corporations	948.6	—	—
Municipal obligations	2.1	—	—
Asset-backed securities	1,117.4	27.7	2.5
Foreign government obligations	13.3	—	—
Preferred stocks	83.4	71.4	85.6

Fixed maturity investments	2,415.5	99.1	4.1
Short-term investments	300.0	—	—
Common equity securities	285.3	39.7	13.9
Convertible fixed maturity investments	93.8	—	—
Other investments(2)	150.2	150.2	100.0

Total(2)	$3,244.8	$289.0	8.9%

(1)
Includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2011 consolidated balance sheet as part of the AutoOne Transaction.

(2)
Excludes the carrying value of $21.8 million and $21.2 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of December 31, 2011 and 2010.

        At December 31, 2011 and 2010, we held one private preferred stock that represented approximately 85% and 86%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

        In addition to the investment portfolio described above, we had $36.9 million and $41.3 million, respectively, of liabilities recorded at fair value and included in other liabilities as of December 31, 2011 and 2010. These liabilities relate to securities that have been sold short by a limited partnership in which we invest and are required to consolidate in accordance with GAAP. As of December 31, 2011 and 2010, all of the liabilities included in the $36.9 million and $41.3 million, respectively, have been classified as Level 1 measurements.

        The changes in Level 3 fair value measurements for the year ended December 31, 2011 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total
	($ in millions)
Balance at January 1, 2011	$99.1	$39.7	$—	$150.2	$289.0
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	(8.2)	(3.5)	—	11.6	(0.1)
Purchases	85.0	3.9	—	3.8	92.7
Sales	—	(39.3)	—	(32.3)	(71.6)
Transfers in	—	—	—	—	—
Transfers out	(109.8)	—	—	—	(109.8)

Balance at December 31, 2011	$66.1	$0.8	$—	$133.3	$200.2

(1)
Excludes the carrying value of $21.8 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

        "Transfers out" of Level 3 fixed maturity investments of $109.8 million for the year ended December 31, 2011 were comprised of securities which had been previously classified as a Level 3 measurement and were recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.

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

        Upon completion of each quarterly review, our actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management's best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels in the future. Typically, these factors exist when management and our actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs and legal and regulatory developments. At December 31, 2011 and 2010, total carried reserves were 10% and 13% above the actuarial point estimate, respectively.

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

        We also incurred A&E losses via our participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association, or ECRA, which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which we bear approximately a 4.7% share at both December 31, 2011 and 2010, or $71.1 million and $31.8 million, respectively, at December 31, 2011 and 2010, which is fully reflected in our loss and LAE reserves.

        More recently, since the 1990s, we have experienced an influx of claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs' exposure to asbestos allegedly occurred. At December 31, 2011, 449 policyholders had asbestos-related claims against us. In 2011, 94 new insureds with such peripheral involvement presented asbestos claims under prior policies we had written.

        Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought from insurers such as us payment for asbestos claims under the premises and operations coverage of their liability policies, which may not be subject to similar aggregate limits. We expect this trend to continue. However, to date there have been fewer of these premises and operations coverage claims than product liability coverage claims. This may be due to a variety of factors, including that it may be more difficult for underlying plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant's negligence, rather than products liability under which strict legal liability applies. Premises and operations claims may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, there is a great deal of variation in damages awarded for the actual injuries. As of December 31, 2011, there were approximately 225 active claims by insureds against us without product liability coverage asserting operations or premises coverage, which may not be subject to aggregate limits under the policies.

        Immediately preceding the OneBeacon Acquisition, we purchased a reinsurance contract with NICO under which we are entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by us in 1992 and prior, environmental claims arising from business written by us in 1987 and prior, and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of our third-party reinsurers in existence at the time the NICO Cover was executed, or Third-Party Recoverables. As a result, the Third-Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of us. Any amounts uncollectible from third-party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement with us. Third-Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments from 2001 through 2011, approximately 47% of A&E losses have been recovered under the historical third-party reinsurance.

        During 2011, we completed a new study of our legacy A&E exposures. Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion reinsurance cover issued by NICO. Based on the results of the study, we increased the point estimate of incurred losses ceded to NICO from $2.2 billion to $2.3 billion, an increase of $121.9 million, net of underlying reinsurance. Due to the NICO Cover, there was no impact to income or equity from the change in the estimate.

        As part of our previously described actuarial review process, we review A&E activity each quarter and compare that activity to what was assumed in the most recently completed study. As of December 31, 2011, we noted no change in the range of reasonable outcomes around our best estimate described above.

        As noted above, we have ceded estimated incurred losses of approximately $2.3 billion to the NICO Cover at December 31, 2011. Since entering into the NICO Cover, approximately 8% of the $2.3 billion of utilized coverage relates to uncollectible Third-Party Recoverables and settlements on Third-Party Recoverables through December 31, 2011. Net losses paid totaled $1.4 billion as of December 31, 2011. Asbestos payments during 2011 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to the potential enactment of U.S. federal asbestos legislation. To the extent that actual experience differs from our estimate of incurred A&E losses and Third-Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover.

        Our reserves for A&E losses, net of Third-Party Recoverables but prior to NICO recoveries, were $0.8 billion at December 31, 2011. An industry benchmark of reserve adequacy is the "survival ratio", computed as a company's reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. Our survival ratio was 13.3 at December 31, 2011. This was computed as the ratio of A&E reserves, net of Third-Party Recoverables prior to the NICO Cover of $0.8 billion plus the remaining unused portion of the NICO Cover of $198.3 million, to the average A&E loss payments over the three-year period ended December 31, 2011, net of Third-Party Recoverables. Our survival ratio was 10.7 at December 31, 2010. We believe that as a result of the NICO Cover and our historical third-party reinsurance programs, we should not experience material financial loss from A&E exposures under current coverage interpretations and that our survival ratio compares favorably to industry survival ratios. However, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid using recent annual average payments subject to adjustments for unusual items. Many factors, such as aggressive settlement procedures, mix of business and coverage provided, have a significant effect on the amount of A&E reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

        Our reserves for A&E losses at December 31, 2011 represent management's best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean-up cost increases and industry settlement practices, limit our ability to accurately estimate ultimate liability and we may be subject to A&E losses beyond currently estimated amounts. In addition, we remain liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. See Note 3—"Reserves for Unpaid Loss and LAE—Asbestos and environmental loss and LAE reserve activity" of the accompanying consolidated financial statements for more information regarding our A&E reserves.

A&E Claims Activity

        Our A&E claims activity, which is all in our Other Insurance Operations segment, is illustrated in the table below:

	Year ended December 31,
	2011	2010
Asbestos
Accounts with asbestos claims at the beginning of the year	478	482
Accounts reporting asbestos claims during the year	94	103
Accounts on which asbestos claims were closed during the year	(123)	(107)

Accounts with asbestos claims at the end of the year	449	478

Environmental
Accounts with environmental claims at the beginning of the year	353	384
Accounts reporting environmental claims during the year	57	106
Accounts on which environmental claims were closed during the year	(89)	(137)

Accounts with environmental claims at the end of the year	321	353

Total
Total accounts with A&E claims at the beginning of the year	831	866
Accounts reporting A&E claims during the year	151	209
Accounts on which A&E claims were closed during the year	(212)	(244)

Total accounts with A&E claims at the end of the year	770	831

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

        For loss and allocated loss adjustment expense reserves, excluding A&E, the key assumption as of December 31, 2011 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the exception of severity trends. Severity trends have been relatively stable over the relevant historical period. The actuarial methods use would project losses assuming continued stability in severity trends. Management has considered future increases in loss severity trends including the impact of inflation in making its reserve selections.

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

  •
  Changes in policy provisions (e.g., deductibles, policy limits, or endorsements)

  •
  Changes in mix of insured vehicles (e.g., long-haul trucks versus local and smaller vehicles, or fleet risks versus non-fleet risks)

  •
  Changes in underwriting standards

General liability

        See the above discussions under the liability product lines with regard to reserving factors for multiple peril, which are similar to the reserving factors used for general liability.

Loss and LAE Development

  Loss and LAE development—2011

        During the year ended December 31, 2011, we experienced $2.9 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $29.6 million of favorable development in Specialty Insurance Operations, substantially offset by $26.7 million of adverse loss reserve development in Other Insurance Operations. The favorable loss reserve development in Specialty Insurance Operations was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The adverse loss reserve development in Other Insurance Operations resulted from a detailed review of run-off expenses, principally unallocated loss adjustment expenses (ULAE), completed during the fourth quarter of 2011.

        With respect to the favorable loss reserve development in Specialty Insurance Operations, at December 31, 2010, management had revised its expectations downward for future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during the year ended December 31, 2011, losses continued to be lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. The impact of this revised estimate was a decrease to professional liability reserves of $11.5 million which affected Specialty Insurance Operations.

        During 2010, management began separately reviewing loss reserves for some Specialty Insurance Operations business which had been previously managed as a part of our former commercial lines underwriting unit. As of December 31, 2010, the reserves for these businesses had been selected based on expected emergence which was based on the historic loss development of the former commercial lines underwriting unit. However, during 2011 the actual emerged experience for these businesses was significantly lower than the expected emergence. As a result of this favorable emergence, management has lowered the loss reserves for these businesses by $14.0 million which affected Specialty Insurance Operations.

        With respect to the $26.7 million of adverse loss reserve development in Other Insurance Operations, management completed a detailed review of loss and defense and cost containment expenses (allocated LAE or ALAE) and other adjusting expenses (ULAE) during the fourth quarter of 2011. The analysis considered costs, based on current non-staff expenses and staffing projections for the run-off business, as management continues efforts to segregate its claims operations between ongoing claims and run-off claims. The analysis also factored in the revised definition of run-off operations to include the non-specialty commercial lines business that was exited via the renewal rights sale beginning with January 1, 2010 effective dates.

        In addition to the development described for the lines of business above, management also recorded a $4.1 million net decrease in reserves in other lines of business as a result of its review of loss reserves at December 31, 2011. The change in reserves for each other line of business was not individually significant.

  Loss and LAE development—2010

        During the year ended December 31, 2010, we experienced $57.1 million of favorable loss and LAE reserve development on prior accident year loss reserves with $28.0 million in Specialty Insurance Operations and $29.1 million in Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The favorable development also included a $7.5 million release of commercial catastrophe reserves associated with storms occurring in 2004 and 2005.

        Specifically, at December 31, 2009, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during the year ended December 31, 2010, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. The impact of this revised estimate was a decrease to professional liability reserves of $19.3 million which affected Specialty Insurance Operations.

        At December 31, 2009, management had recorded $7.5 million of reserves for certain claims related to catastrophes from accident years 2004 and 2005 related to excess property business. During the year ended December 31, 2010, these claims were resolved for amounts below our policy coverage therefore the reserves were no longer necessary. This development affected Specialty Insurance Operations.

        At December 31, 2009, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $170.5 million, or approximately 93% of case reserves of $184.1 million for accident years 2004 through 2009. During the year ended December 31, 2010, case incurred loss and ALAE was $65.8 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during the year ended December 31, 2010, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2010, the IBNR was determined to be $86.2 million, or approximately 57% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $18.4 million, with $7.6 million in Specialty Insurance Operations and $10.8 million in Other Insurance Operations.

        At December 31, 2009, based on actuarial techniques described above, management estimated that IBNR related to general liability occurrence was $107.1 million, or approximately 265% of case reserves of $40.4 million for accident years 2004 through 2009. During the year ended December 31, 2010, case incurred loss and ALAE was $33.1 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during the year ended December 31, 2010, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2010, the IBNR was determined to be $61.7 million, or approximately 164% of the remaining case reserves. The impact of this revised estimate was a decrease to general liability occurrence reserves of $12.3 million, with $1.5 million in Specialty Insurance Operations and $10.8 million in Other Insurance Operations.

        In addition to the development described for the lines of business above, management also recorded a $0.4 million net increase in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2010. The change in IBNR for each other line of business was not individually significant.

        Additionally, during the year ended December 31, 2010, AutoOne, which is included in discontinued operations, experienced $6.0 million in adverse loss reserve development.

  Loss and LAE development—2009

        During the year ended December 31, 2009, OneBeacon experienced $116.7 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $84.6 million in Specialty Insurance Operations and $32.1 million in Other Insurance Operations. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses. The favorable non-catastrophe loss reserve development was primarily related to professional liability lines, multiple peril liability lines and other general liability lines.

        Specifically, at December 31, 2008, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during the year ended December 31, 2009, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. The impact of this revised estimate was a decrease to professional liability reserves of $60.0 million which affected Specialty Insurance Operations.

        At December 31, 2008, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $173.9 million, or approximately 85% of case reserves of $204.9 million for 2002 and subsequent accident years. During the year ended December 31, 2009, case incurred loss and ALAE was $36.8 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during the year ended December 31, 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2009, the IBNR was determined to be $95.4 million, or approximately 73% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $42.6 million with $12.1 million in Specialty Insurance Operations and $30.5 million in Other Insurance Operations.

        At December 31, 2008, based on actuarial techniques described above, management estimated that IBNR related to general liability occurrence was $93.9 million, or approximately 275% of case reserves of $34.2 million for 2002 and subsequent accident years. During 2009, case incurred loss and ALAE was $15.6 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during the year ended December 31, 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2009, the IBNR was determined to be $61.6 million, or approximately 214% of the remaining case reserves. The impact of this revised estimate was a decrease to general liability occurrence reserves of $14.1 million with $5.2 million in Specialty Insurance Operations and $8.9 million in Other Insurance Operations.

        In addition to the development described for the lines of business above, management also recorded changes in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2009 that essentially offset. The change in IBNR for each other line of business was not individually significant.

        Additionally, during the year ended December 31, 2009, AutoOne, which is included in discontinued operations, experienced $33.3 million in adverse development. At December 31, 2008, management had estimated that future payments from personal injury protection (PIP) litigation from OneBeacon's AutoOne business would be approximately $7.8 million. During the year ended December 31, 2009, the legal expenses related to this litigation were higher than expected. As a result, management increased estimates of all accident years for AutoOne.

Case and IBNR Reserves

        Loss and LAE reserves, net of reinsurance recoverables on unpaid losses, at December 31, 2011 and 2010 were as follows:

	December 31, 2011			December 31, 2010
	Case	IBNR	Total	Case	IBNR	Total
	($ in millions)
Specialty Insurance Operations	$296.5	$510.5	$807.0	$283.2	$498.2	$781.4
Other Insurance Operations	225.4	158.7	384.1	335.1	285.8	620.9

Total	$521.9	$669.2	$1,191.1	$618.3	$784.0	$1,402.3

        Loss and LAE reserves, net of reinsurance recoverables on unpaid losses, by line of business at December 31, 2011 and 2010 were as follows:

	December 31, 2011			December 31, 2010
	Case	IBNR	Total	Case	IBNR	Total
	($ in millions)
Workers compensation	$181.7	$89.8	$271.5	$171.0	$102.6	$273.6
Personal automobile liability	32.1	11.1	43.2	83.2	35.4	118.6
Multiple peril	(36.2)	83.9	47.7	0.1	135.7	135.8
Commercial automobile liability	63.4	33.0	96.4	81.3	53.7	135.0
General liability(1)	175.8	383.0	558.8	163.9	388.7	552.6
Other(2)	105.1	68.4	173.5	118.8	67.9	186.7

Total	$521.9	$669.2	$1,191.1	$618.3	$784.0	$1,402.3

(1)
Includes loss and LAE reserves related to professional liability.

(2)
Includes loss and LAE reserves related to marine liability.

Range of Reserves

        Our range of reserve estimates at December 31, 2011 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against our historical claims experience data. The following table shows the recorded loss and LAE reserves, net of reinsurance recoverables on unpaid losses, and the high and low ends of our range of reasonable loss and LAE reserve estimates at December 31, 2011. The high and low ends of our range of reserve estimates in the table below are based on the results of various actuarial methods described above.

	December 31, 2011
	Low	Recorded	High
	($ in millions)
Specialty Insurance Operations	$645.1	$807.0	$862.0
Other Insurance Operations	272.4	384.1	466.8

Total	$917.5	$1,191.1	$1,328.8

        The following table shows the recorded reserves and the high and low ends of our range of reasonable loss and LAE reserve, net of reinsurance recoverables on unpaid losses, estimates by line of business at December 31, 2011.

	December 31, 2011
	Low	Recorded	High
	($ in millions)
Workers compensation	$197.0	$271.5	$313.2
Personal automobile liability	38.5	43.2	44.7
Multiple peril	3.8	47.7	65.9
Commercial automobile liability	89.1	96.4	102.7
General liability	428.7	558.8	625.6
Other	160.4	173.5	176.7

Total	$917.5	$1,191.1	$1,328.8

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

        The percentages shown in the following table represent the linear interpolation of where our recorded loss and LAE reserves, net of reinsurance recoverables on unpaid losses, are within the range of reserves estimates by segment at December 31, 2011 and 2010, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%.

	December 31,
	2011	2010
	(expressed as a percentage of the range)
Specialty Insurance Operations	75%	86%
Other Insurance Operations	57	79

Total	67%	82%

        During 2010, emerged loss experience for workers compensation had been lower than had been projected by several of the actuarial methods. As this favorable emerged loss experience coincided with some significant changes in claims staffing, management had selected reserves consistent with previous projections which resulted in our selected reserves being higher in the range at year end 2010. During 2011, the emerged experience was higher than the 2010 emergence, which drove the actuarial range up and management also reduced its estimate of reserves with the net effect being a reserve lower in the range of actuarial estimates. The impact of this primarily affected our Other Insurance Operations segment.

        Overall, management is concerned about the impact of future increases in inflation, including adverse changes in tort liability. These types of changes would result in deterioration in the loss reserves. During 2011, some increases in inflation began to emerge in the loss data which drove the actuarial range up. As these changes of inflation are now being partially reflected in the actuarial methods, management does not need to select reserves as high in the range of actuarial indications. This has some impact on most lines but has a particular impact on general liability and multiple peril within our Specialty Insurance Operations segment and also our Other Insurance Operations segment.

        The percentages shown in the following table represent the linear interpolation of where our recorded loss and LAE reserves, net of reinsurance recoverables on unpaid losses, are within the range of reserves estimates by line of business at December 31, 2011 and 2010, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%.

	December 31,
	2011	2010
	(expressed as a percentage of the range)
Workers compensation	64%	80%
Personal automobile liability	76	40
Multiple peril	71	93
Commercial automobile liability	53	82
General liability	66	90
Other	81	34

Total	67%	82%

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

  •
  Workers compensation:  Recorded loss and LAE reserves, net of reinsurance recoverables, for workers compensation were $271.5 million at December 31, 2011. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by approximately $49 million at December 31, 2011, in either direction.

  •
  Professional liability:  Recorded loss and LAE reserves, net of reinsurance recoverables, for professional liability were $387.8 million at December 31, 2011. A key assumption for professional liability is the implicit loss cost trend, particularly the severity inflation trend component of loss costs. Across the entire reserve base, a 5.0 point change in assumed annual severity would have changed the estimated net reserve by approximately $64 million at December 31, 2011, in either direction.

  •
  Multiple peril liability:  Recorded loss and LAE reserves, net of reinsurance recoverables including that provided under the GRC Cover on claims arising from accident years 2000 and prior, for multiple peril were $47.7 million at December 31, 2011. Recorded loss and LAE reserves, net of reinsurance recoverables, for multiple peril for accident years 2002 through 2011 were $232.7 million at December 31, 2011. Reported loss development patterns are a key assumption for these lines of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If case reserve adequacy for non-construction defect claims changed by 10.0 points this would have changed the estimated net reserve by approximately $15 million at December 31, 2011, in either direction.

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

        In connection with the OneBeacon Acquisition, Aviva caused us to purchase reinsurance contracts with two reinsurance companies rated "A++" ("Superior", the highest of fifteen financial strength ratings) by A.M. Best and "AA+" ("Very Strong", the second highest of twenty-one financial strength ratings) by Standard & Poor's. One is a reinsurance cover with NICO which entitles us to recover up to $2.5 billion in ultimate loss and LAE incurred related to asbestos claims arising from business written prior to 1992, environmental claims arising from business written prior to 1987 and certain other latent exposures. As of December 31, 2011, we have ceded estimated incurred losses of approximately $2.3 billion to NICO under the NICO Cover. The other contract is a reinsurance cover with GRC for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2011, we have ceded estimated incurred losses of $562.0 million to GRC under the GRC Cover. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP. NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway Inc.

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

        In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. As of both December 31, 2011 and 2010, the outstanding pre-tax unaccreted adjustment was $0.

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

  •
  future capital expenditures.

        These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

  •
  the risks discussed beginning on page 24 of this Form 10-K;

  •
  claims arising from catastrophic events, such as hurricanes, windstorms, earthquakes, floods or terrorist attacks;

  •
  recorded loss and loss adjustment expense reserves subsequently proving to have been inadequate;

  •
  the continued availability and cost of reinsurance coverage;

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

  •
  an economic downturn or other economic conditions adversely affecting our financial position including stock market volatility;

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

  Interest Rate Risk

        Fixed Maturity and Convertible Fixed Maturity Portfolios.    In connection with our consolidated insurance subsidiaries, we invest in interest rate sensitive securities, primarily debt securities. Our strategy is to purchase fixed maturity investments and convertible fixed maturity investments that are attractively priced in relation to perceived credit risks. In accordance with ASC 825, our portfolio of fixed maturity investments held for general investment purposes are classified as trading securities which are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and unrealized investment gains and losses on trading securities are reported pre-tax in revenues.

        In accordance with ASC 825, our convertible fixed maturity investments are carried at fair value with changes therein recorded in revenues as unrealized investment gains or losses.

        We generally manage the interest rate risk associated with our portfolio of fixed maturity investments and convertible fixed maturity investments by monitoring the average duration of the portfolio. Our fixed maturity and convertible fixed maturity portfolios are comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations and mortgage-backed securities.

        Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity and convertible fixed maturity investments, respectively. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other market factors.

        The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our fixed maturity and convertible fixed maturity investments and pension fixed maturity and convertible fixed maturity investments:

	Fair value at December 31, 2011	Assumed change in relevant interest rate	Estimated fair value after change in interest rate	After tax increase (decrease) in carrying value
	($ in millions)
Fixed maturity and convertible fixed maturity investments	$2,077.8	100 bp decrease	$2,115.4	$24.4
		50 bp decrease	2,101.5	15.4
		50 bp increase	2,048.7	(18.9)
		100 bp increase	2,019.4	(38.0)
Qualified pension plan fixed maturity and convertible fixed maturity investments	$45.2	100 bp decrease	$45.9	$0.5
		50 bp decrease	45.7	0.3
		50 bp increase	44.7	(0.3)
		100 bp increase	44.3	(0.6)

        Long-term obligations.    As of December 31, 2011, our interest and dividend bearing long-term obligations consisted of the Senior Notes which have a fixed interest rate. As a result, our exposure to interest rate risk resulting from variable interest rate obligations is insignificant.

        The Senior Notes were issued in 2003 and mature on May 15, 2013. At December 31, 2011, the fair value of the Senior Notes was $277.3 million, which compared to a carrying value of $269.7 million. The fair value of this obligation was estimated by using quoted market prices.

  Credit Spread Risk

  Sensitivity analysis of spread risk

        Our overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. Widening and tightening of spreads generally translate into decreases and increases in fair values of fixed maturity investments, respectively.

        The table below summarizes the estimated effects of hypothetical widening and tightening of pre-tax credit spreads for different classes of our fixed maturity and convertible fixed maturity portfolios. In estimating the impact of hypothetical tightening of spreads, for fixed maturity investments yielding more than the 3 year Constant Maturity Treasury Index (CMT Index) as of December 31, 2011, to the extent their yields would have decreased to levels lower than the 3 year CMT Index as of December 31, 2011, we limited their price appreciation to a level equal to the yield of the 3 year CMT Index. For fixed maturity investments yielding less than the 3 year CMT Index as of December 31, 2011, we assumed no price appreciation.

	December 31, 2011 Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
	($ in millions)
U.S. Government and agency obligations	$215.4	$—	$—	$—	$—
Foreign government obligations	8.1	0.1	—	—	(0.1)

	December 31, 2011 Fair Value	Tighten 100	Tighten 50	Widen 50	Widen 100
	($ in millions)
Agency mortgage-backed securities	$802.7	$24.6	$12.4	$(12.3)	$(24.3)
Other asset-backed securities	53.5	1.0	0.5	(0.5)	(1.0)

		Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by industrial corporations	$758.7	$41.1	$23.6	$(23.4)	$(45.7)
Municipal obligations	2.2	0.2	0.1	(0.1)	(0.2)
Convertible fixed maturity investments	79.8	1.9	1.0	(1.0)	(3.1)

		Tighten 400	Tighten 200	Widen 200	Widen 400
Non-agency commercial mortgage-backed securities	$68.4	$3.1	$2.6	$(3.2)	$(6.2)

		Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	$75.3	$11.1	$11.0	$(17.0)	$(28.1)
Non-agency residential mortgage-backed securities	13.7	0.9	0.6	(0.7)	(1.4)

        The table below summarizes the estimated effects of hypothetical widening and tightening of spreads on our qualified pension plan fixed maturity investments.

	December 31, 2011 Fair Value	Tighten 200	Tighten 100	Widen 100	Widen 200
	($ in millions)
Convertible fixed maturity investments	$42.8	$1.1	$0.6	$(0.8)	$(1.5)
Debt securities issued by industrial corporations	2.4	0.2	0.1	(0.1)	(0.2)

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

        The following illustrates the estimated effect on a pre-tax basis on December 31, 2011 fair values resulting from hypothetical changes in market value:

	Change in fair value
	10% decline	10% increase	30% decline	30% increase
	($ in millions)
Common equity securities	$(26.7)	$26.7	$(80.0)	$80.0
Hedge funds	(5.4)	5.4	(16.1)	16.1
Private equity funds	(6.6)	6.6	(19.7)	19.7

        Returns on common equity securities are measured against the S&P 500 Index. Hedge funds and private equity funds returns are commonly measured against the benchmark returns of hedge fund indices, such as the HFRX Equal Weighted Strategies Index, and/or the S&P 500 Index. The historical returns for each index in the past 5 full years are listed below:

	Year ended December 31,
	2011	2010	2009	2008	2007
HFRX Equal Weighted Strategies Index	(6.2)%	5.3%	11.4%	(21.9)%	4.0%
S&P 500 Index	2.1	15.1	26.5	(37.0)	5.5

  Foreign Exposure Risk

        Our investment portfolio consists of financial and non-financial fixed maturity, common equity and convertible fixed maturity investments issued by more than 10 countries worldwide. The United States represents the country of issue for approximately 89% of our fixed maturity, common equity and convertible fixed maturity portfolio and we have minimal sovereign risk exposure to European peripheral countries such as Ireland, Greece, Portugal, Spain and Italy. Our direct exposure to these countries is comprised solely of non-financial common equity securities and represents only 0.2% of our fixed maturity, common equity and convertible fixed maturity investments at December 31, 2011. In addition, we could have indirect exposure to European peripheral countries through securities issued from non-peripheral countries as issuers of those securities could have exposure to European peripheral countries.

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

        The CEO and the CFO of OneBeacon (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based on this evaluation, the CEO and CFO have concluded that as of December 31, 2011, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.

        The CEO and the CFO have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. Based on that evaluation, the CEO and CFO have concluded that our internal control over financial reporting is effective. Management's annual report on internal control over financial reporting is included on page F-85 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-86 of this report.

        There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2011.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

  a.    Directors

        Reported under the caption "The Board of Directors" in the Company's 2012 Definitive Proxy Statement, and incorporated herein by reference.

  b.    Executive Officers

        Reported in Part I pursuant to General Instruction G to Form 10-K.

  c.    Audit Committee Financial Expert

        Reported under the caption "Corporate Governance—Committees of the Board—Audit Committee" of the Company's 2012 Definitive Proxy Statement, and incorporated herein by reference.

  d.    Compliance with Section 16(a) of the Exchange Act

        Reported under the caption "Compliance with Section 16(a) of the Exchange Act" of the Company's 2012 Definitive Proxy Statement, and incorporated herein by reference.

  e.    Code of Ethics

        The Company's Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is posted on the Company's website at www.onebeacon.com.

  f.    Nominating Committee

        There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors. The procedures for shareholders to nominate directors may be found in the Company's 2012 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Reported under the captions "Compensation of Executive Officers", "Report of the Compensation Committee on Executive Compensation" and "Member Performance Graph" of the Company's 2012 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Reported under the captions "Voting Securities and Principal Holders Thereof" and "Equity Compensation Plan Information" of the Company's 2012 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Reported under the caption "Certain Relationships, Related Transactions and Director Independence" of the Company's 2012 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Reported under the caption "Independent Registered Public Accountant Fees and Services" of the Company's 2012 Definitive Proxy Statement, and incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  a.    Documents Filed as Part of the Report

        The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page F-1 of this report. A listing of exhibits filed as part of the report appears on pages 105 through 107 of this report.

  b.    Exhibits

Exhibit No.		Description
1.1	**	Underwriting Agreement.

2.1	**	Separation Agreement between White Mountains Insurance Group, Ltd. and OneBeacon Insurance Group, Ltd.

3.1	**	Memorandum of Association of OneBeacon Insurance Group, Ltd.

3.1.1	**	Certificate of Deposit of Memorandum of Increase of Share Capital dated October 31, 2006.

3.2	**	Bye-laws of OneBeacon Insurance Group, Ltd.

Exhibit No.		Description
4.1	**	Specimen Class A common share certificate.

4.3	**	Registration Rights Agreement between OneBeacon Insurance Group, Ltd. and White Mountains Insurance Group, Ltd.

10.1	**	Separation Agreement between White Mountains Insurance Group, Ltd. and OneBeacon Insurance Group, Ltd.

10.2.1	**	Investment Management Agreement with White Mountains Advisors LLC dated as of October 1, 2010.

10.2.2	*	Amendment No. 1 to Investment Management Agreement with White Mountains Advisors LLC dated as of August 15, 2011.

10.3.1	*	Investment Management Agreement with Prospector Partners, LLC dated as of March 1, 2011.

10.3.2	*	Amendment No. 1 to Investment Management Agreement with Prospector Partners, LLC dated as of December 22, 2011.

10.4.1	**	OneBeacon 2007 Long-Term Incentive Plan incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement for the Annual General Meeting of Members filed with the Securities and Exchange Commission on April 6, 2011.

10.4.2	*	OneBeacon's 2011 Management Incentive Plan.

10.4.3	**	OneBeacon Deferred Compensation Plan.

10.4.4	**	OneBeacon Insurance Group, Ltd. Non-Qualified Stock Option Agreement.

10.4.5	**	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2009-2011 Performance Share Grant.

10.4.6	**	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2009-2011 Performance Unit Grant.

10.4.7	**	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2010-2012 Performance Share Grant.

10.4.8	**	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2010-2012 Performance Unit Grant.

10.4.9	**	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2011-2013 Performance Share Grant.

10.4.10	**	Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2011-2013 Performance Unit Grant.

10.4.11	**	Form of OneBeacon Insurance Group, Ltd. Restricted Stock Unit Award Agreement.

10.4.12	**	Restricted Share Award Agreement by and between OneBeacon Insurance Group, Ltd. and T. Michael Miller dated as of May 25, 2011.

10.4.13	**	Form of company Confidentiality and Non-Solicitation Agreement.

10.5.1	**	Senior Indenture dated as of May 19, 2003, among Fund American Companies, Inc., White Mountains Insurance Group, Ltd. and Bank One, National Association, as Trustee.

Exhibit No.		Description
10.5.2	**	First Supplemental Indenture dated as of May 19, 2003, among Fund American Companies, Inc., White Mountains Insurance Group, Ltd. and Bank One, National Association, as Trustee.

10.6.1.1	**	Adverse Development Agreement of Reinsurance No. 8888 between Potomac Insurance Company ("PIC") and General Re Corporation dated April 13, 2001.

10.6.1.2	**	Adverse Development Agreement of Reinsurance between CGU Insurance Company (and certain of its affiliates) and PIC dated April 13, 2001.

10.6.2.1	**	Aggregate Loss Portfolio Reinsurance Agreement between PIC and NICO dated March 15, 2001.

10.6.2.2	**	Aggregate Loss Portfolio Reinsurance Agreement between CGU Insurance Company and PIC dated March 15, 2001.

10.8	**	Amended and Restated Certificate of Designation of Series A Preferred Stock of Fund American Companies, Inc.

10.9	**	Consulting Services Agreement by and between Small Army, Inc. and OneBeacon Insurance Company dated as of October 26, 2009.

12.1	*	Statement of Computation of Ratio of Earnings (Loss) to Fixed Charges.

21.1	*	List of Subsidiaries of OneBeacon Insurance Group, Ltd.

23.1	*	Consent of PricewaterhouseCoopers LLP.

24.1	*	Power of Attorney (included on signature page to the Form 10-K).

31.1	*	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	***	The following financial information from OneBeacon Insurance Group, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Common Shareholders' Equity for each of the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Cash Flows for each of the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

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
Date: February 28, 2012

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

        IN WITNESS WHEREOF, the undersigned has duly executed these presents this 22nd day of February, 2012.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature		Title	Date

/s/ T. MICHAEL MILLER T. Michael Miller		President and Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2012
/s/ PAUL H. MCDONOUGH Paul H. McDonough		Chief Financial Officer (Principal Financial Officer)	February 22, 2012
/s/ ANN MARIE ANDREWS Ann Marie Andrews		Chief Accounting Officer (Principal Accounting Officer)	February 22, 2012
* Lowndes A. Smith		Director	February 22, 2012
* Raymond Barrette		Director	February 22, 2012
* Reid T. Campbell		Director	February 22, 2012
* Morgan W. Davis		Director	February 22, 2012
* David T. Foy		Director	February 22, 2012
* Lois W. Grady		Director	February 22, 2012
* Richard P. Howard		Director	February 22, 2012
* Ira H. Malis		Director	February 22, 2012
* Kent D. Urness		Director	February 22, 2012
*By:	/s/ PAUL H. MCDONOUGH Paul H. McDonough	Attorney-in-fact	February 22, 2012

ONEBEACON INSURANCE GROUP, LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$1,886.2	$2,415.5
Short-term investments, at amortized cost (which approximates fair value)	320.0	300.0
Common equity securities, at fair value	266.5	285.3
Convertible fixed maturity investments, at fair value	79.8	93.8
Other investments	155.1	171.4

Total investments	2,707.6	3,266.0
Cash	54.9	33.6
Reinsurance recoverable on unpaid losses	2,167.5	1,893.2
Reinsurance recoverable on paid losses	16.5	44.5
Premiums receivable	230.9	275.0
Deferred acquisition costs	123.5	114.5
Ceded unearned premiums	10.7	113.9
Net deferred tax asset	93.6	101.2
Investment income accrued	14.1	19.4
Accounts receivable on unsettled investment sales	0.5	5.4
Other assets	269.2	300.0
Assets held for sale	132.6	—

Total assets	$5,821.6	$6,166.7

Liabilities
Loss and LAE reserves	$3,358.6	$3,295.5
Unearned premiums	528.0	627.5
Debt	269.7	419.6
Ceded reinsurance payable	23.4	149.3
Accounts payable on unsettled investment purchases	22.7	14.1
Other liabilities	397.7	411.8
Liabilities held for sale	107.6	—

Total liabilities	4,707.7	4,917.8
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,068,457 and 94,416,477 shares)	1,002.2	1,000.5
Retained earnings	108.5	228.2
Accumulated other comprehensive (loss) income, after tax:
Other comprehensive income and loss items	(10.9)	0.3

Total OneBeacon's common shareholders' equity	1,099.8	1,229.0
Total noncontrolling interests	14.1	19.9

Total OneBeacon's common shareholders' equity and noncontrolling interests	1,113.9	1,248.9

Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$5,821.6	$6,166.7

See Notes to Consolidated Financial Statements including Note 16—"Commitments and Contingencies."

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2011	2010	2009
	($ in millions, except per share amounts)
Revenues
Earned premiums	$1,015.5	$1,403.9	$1,858.8
Net investment income	71.4	96.6	125.5
Net realized and unrealized investment gains	10.6	74.6	248.6
Net other (expenses) revenues	(10.7)	9.6	23.1

Total revenues	1,086.8	1,584.7	2,256.0

Expenses
Loss and LAE	580.9	858.2	1,005.3
Policy acquisition expenses	219.0	311.6	376.3
Other underwriting expenses	173.3	233.1	308.5
General and administrative expenses	9.8	13.0	13.1
Interest expense on debt	20.5	29.6	39.7
Accretion of fair value adjustment to loss and LAE reserves	—	—	5.4

Total expenses	1,003.5	1,445.5	1,748.3

Pre-tax income from continuing operations	83.3	139.2	507.7
Income tax expense	(2.1)	(12.4)	(130.6)

Net income from continuing operations	81.2	126.8	377.1
Loss from discontinued operations, net of tax	(5.9)	(6.9)	(33.0)
Loss from sale of discontinued operations, net of tax	(19.2)	—	—

Net income including noncontrolling interests	56.1	119.9	344.1
Less: Net income attributable to noncontrolling interests	(1.0)	(1.6)	(2.1)

Net income attributable to OneBeacon's common shareholders	55.1	118.3	342.0
Change in foreign currency translation	—	0.7	(0.1)
Change in other comprehensive income and loss items	(11.2)	5.8	18.9

Comprehensive income attributable to OneBeacon's common shareholders	$43.9	$124.8	$360.8

Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted
Net income from continuing operations per share	$0.86	$1.34	$3.97
Loss from discontinued operations, net of tax, per share	(0.06)	(0.07)	(0.35)
Loss from sale of discontinued operations, net of tax, per share	(0.20)	—	—
Net income attributable to OneBeacon's common shareholders per share	0.58	1.25	3.60
Dividends declared and paid per OneBeacon's common share	$1.84	$3.34	$0.84

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	OneBeacon's Common Shareholders' Equity
	Common shareholders' equity	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss), after tax	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2009	$1,155.1	$1,016.7	$163.4	$(25.0)	$17.2
Net income	342.0	—	342.0	—	2.1
Amortization of option awards	1.1	1.1	—	—	—
Issuance of common shares	0.3	0.3	—	—	0.3
Repurchases and retirements of common shares	—	—	—	—	—
Dividends	(79.9)	—	(79.9)	—	(0.6)
Contributions	—	—	—	—	5.1
Distributions	—	—	—	—	(5.0)
Distribution to White Mountains Insurance Group, Ltd.	(8.4)	(8.4)	—	—	—
Other comprehensive income and loss items, after tax:
Change in foreign currency translation	(0.1)	—	—	(0.1)	—
Change in interest rate swap	6.8	—	—	6.8	—
Change in pension	12.1	—	—	12.1	—

Other comprehensive income, after tax	18.8	—	—	18.8	—

Balances at December 31, 2009	$1,429.0	$1,009.7	$425.5	$(6.2)	$19.1

Net income	118.3	—	118.3	—	1.6
Amortization of option awards	0.9	0.9	—	—	—
Issuance of common shares	0.4	0.4	—	—	0.3
Repurchases and retirements of common shares	(10.5)	(10.5)	—	—	—
Dividends	(315.6)	—	(315.6)	—	(0.7)
Contributions	—	—	—	—	0.6
Distributions	—	—	—	—	(1.0)
Other comprehensive income and loss items, after tax:
Change in foreign currency translation	0.7	—	—	0.7	—
Change in pension	5.8	—	—	5.8	—

Other comprehensive income, after tax	6.5	—	—	6.5	—

Balances at December 31, 2010	$1,229.0	$1,000.5	$228.2	$0.3	$19.9

Net income	55.1	—	55.1	—	1.0
Amortization of restricted share and option awards	1.4	1.4	—	—	—
Issuance of common shares	0.3	0.3	—	—	0.3
Repurchases and retirements of common shares	—	—	—	—	(1.3)
Dividends	(174.8)	—	(174.8)	—	(0.9)
Contributions	—	—	—	—	0.1
Distributions	—	—	—	—	(5.0)
Other comprehensive income and loss items, after tax:
Change in pension	(11.2)	—	—	(11.2)	—

Other comprehensive loss, after tax	(11.2)	—	—	(11.2)	—

Balances at December 31, 2011	$1,099.8	$1,002.2	$108.5	$(10.9)	$14.1

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$56.1	$119.9	$344.1
Charges (credits) to reconcile net income to cash flows (used for) provided from operations:
Net loss from discontinued operations	5.9	6.9	33.0
Net loss from sale of discontinued operations	19.2	—	—
Net realized and unrealized investment gains	(10.6)	(74.6)	(248.6)
Net realized gain on Personal Lines Transaction	—	(8.5)	—
Net realized loss on settlement of interest rate swap	—	—	7.4
Net other realized losses (gains)	11.7	10.8	(5.4)
Deferred income tax expense	22.0	60.2	81.5
Other operating items:
Net change in loss and LAE reserves	140.4	(371.4)	(353.0)
Net change in unearned premiums	(55.6)	(160.1)	(56.3)
Net change in ceded reinsurance payable	(125.9)	128.0	(45.8)
Net change in ceded unearned premium	103.2	(86.0)	16.6
Net change in premiums receivable	29.4	100.9	44.1
Net change in reinsurance recoverable on paid and unpaid losses	(246.3)	325.4	316.2
Net change in other assets and liabilities	(68.8)	(29.9)	31.2

Net cash (used for) provided from operations—continuing operations	(119.3)	21.6	165.0
Net cash provided from operations—discontinued operations	0.8	0.8	0.4

Net cash (used for) provided from operations	(118.5)	22.4	165.4

Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(19.9)	(279.0)	420.0
Maturities of fixed maturity investments	478.3	1,080.4	498.1
Sales of fixed maturity investments	1,414.8	1,197.9	715.1
Sales of common equity securities	101.9	64.5	214.4
Sales of convertible fixed maturity investments	37.1	127.5	195.3
Distributions and redemptions of other investments	38.6	33.5	68.7
Purchases of fixed maturity investments	(1,472.3)	(1,697.5)	(1,871.1)
Purchases of common equity securities	(88.5)	(121.3)	(137.4)
Purchases of convertible fixed maturity investments	(30.4)	(38.0)	(91.0)
Contributions for other investments	(10.8)	(49.3)	(7.6)
Proceeds from the Personal Lines Transaction	—	166.6	—
Net change in unsettled investment purchases and sales	13.5	25.3	25.6
Net acquisitions of property and equipment	(3.7)	(6.8)	(2.0)

Net cash provided from investing activities—continuing operations	458.6	503.8	28.1
Net cash provided from investing activities—discontinued operations	—	—	—

Net cash provided from investing activities	458.6	503.8	28.1

Cash flows from financing activities:
Repayment of debt	—	(14.0)	(42.8)
Repurchases of debt	(161.6)	(197.3)	(63.2)
Cash dividends paid to common shareholders	(174.8)	(315.6)	(79.9)
Capital lease obligation	23.1	—	—
Repurchases and retirements of Class A common shares	—	(10.5)	—
Settlement of interest rate swap	—	—	(7.4)
Distribution to White Mountains Insurance Group, Ltd.	—	—	(8.4)

Net cash used for financing activities—continuing operations	(313.3)	(537.4)	(201.7)
Net cash used for financing activities—discontinued operations	—	—	—

Net cash used for financing activities	(313.3)	(537.4)	(201.7)

Net increase (decrease) in cash during year	26.8	(11.2)	(8.2)
Cash reclassified to assets held for sale	(5.5)	—	—

Net increase (decrease) after reclassification of cash to assets held for sale	21.3	(11.2)	(8.2)
Cash balance at beginning of year	33.6	44.8	53.0

Cash balance at end of year	$54.9	$33.6	$44.8

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

        OneBeacon was acquired by White Mountains Insurance Group, Ltd. ("White Mountains") from Aviva plc ("Aviva") in 2001 (the "OneBeacon Acquisition"). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company's common shares in an initial public offering. As of December 31, 2011, White Mountains owned 75.5% of the Company's common shares. Within this report, the term "OneBeacon" is used to refer to one or more entities within the consolidated organization, as the context requires. The Company's headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.

        OneBeacon's reportable segments are Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations. The Specialty Insurance Operations segment is comprised of twelve underwriting units that are aggregated into three major underwriting units for financial reporting: Managing General Agency ("MGA") Business, Specialty Industries and Specialty Products. OneBeacon's Other Insurance Operations segment includes the results of the non-specialty commercial lines business, to which OneBeacon sold the renewal rights, and the traditional personal lines business, which OneBeacon sold, both described in Note 2, in addition to other run-off business and certain purchase accounting adjustments relating to the OneBeacon Acquisition. Investing, Financing and Corporate Operations includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and the intermediate subsidiaries which include OneBeacon U.S. Enterprises Holdings, Inc. and OneBeacon U.S. Holdings, Inc. ("OBH"), both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda.

        On August 30, 2011, OneBeacon entered into a definitive agreement (the "AutoOne Purchase Agreement") to sell its AutoOne Insurance business ("AutoOne") to Interboro Holdings, Inc. ("Interboro"). See Note 2, Note 19 and Note 20. AutoOne offers products and services to assigned risk markets primarily in New York and New Jersey. AutoOne had been included within the Other Insurance Operations segment, however, as a result of entering into the AutoOne Purchase Agreement, AutoOne has been presented as discontinued operations in the statements of operations and cash flows with the prior periods reclassified to conform to the current presentation. The AutoOne disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and accordingly, there are no separately identifiable investing or financing cash flows associated with AutoOne. Pursuant to the terms of the AutoOne Purchase Agreement, at closing the legal entities included in the sale will hold an agreed upon level of invested assets and capital. The assets and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

liabilities associated with the AutoOne business as of December 31, 2011 have been presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of the current balance sheet date. The prior year balance sheet has not been reclassified to conform to the current period's presentation because the assets and liabilities associated with AutoOne in the prior year would not provide a meaningful comparison to the assets and liabilities presented as held for sale at December 31, 2011.

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

Significant Accounting Policies

Investment Securities

        OneBeacon records its investments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 825, which allows companies to make an election, on an individual instrument basis, to report financial assets and liabilities at fair value. The election must be made at the inception of a transaction and may not be reversed. OneBeacon believes that reporting its investment results under ASC 825 is consistent with one of its operating principles, namely to manage investments for total return.

        OneBeacon classifies its portfolio of fixed maturity investments and common equity securities, including convertible fixed maturity investments, held for general investment purposes as trading securities. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and unrealized investment gains and losses on trading securities are reported in net realized and unrealized investment gains and losses in revenues on a pre-tax basis.

        Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2011 and 2010.

        Other investments primarily include hedge funds and private equity funds. OneBeacon measures its investments in hedge funds and private equity funds at fair value with changes therein reported in net realized and unrealized investment gains and losses in revenues on a pre-tax basis. Other investments also includes an investment in a community reinvestment vehicle which is accounted for at fair value and a tax advantaged federal affordable housing development fund which is accounted for under the equity method.

        OneBeacon records its investments in accordance with ASC 820 which defines fair value, establishes a framework for measuring fair value and identifies financial statement disclosure requirements for fair value information. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an "exit price"). Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). Quoted prices in active markets for identical assets or liabilities have the highest priority ("Level 1"), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities ("Level 2") and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority ("Level 3").

        As of December 31, 2011 and 2010, approximately 93% and 91%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs. Investments valued using Level 1 inputs include fixed maturities, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include OneBeacon's investments in hedge funds and private equity funds, as well as certain investments in debt and equity securities, including asset-backed securities, where quoted market prices are unavailable.

        OneBeacon uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, OneBeacon uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services OneBeacon uses have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable, OneBeacon estimates the fair value using industry standard pricing models and observable inputs such as benchmark interest rates, matrix pricing, market comparables, broker quotes, issuer spreads, bids, offers, credit rating prepayment speeds and other relevant observable inputs. In circumstances where observable inputs are adjusted to reflect management's best estimate of fair value, such fair value measurements are considered a lower level measurement in the fair value hierarchy.

        OneBeacon's process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, evaluation of model pricing methodologies, review of the pricing services' quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least an annual basis, monthly analytical reviews of certain prices and review of assumptions utilized by the pricing services for selected measurements on an ad hoc basis throughout the year. OneBeacon also performs back-testing of selected purchases and sales activity to determine whether there are any significant differences between the market price used to value the security prior to purchase or sale and the actual purchase or sale price on at least an annual basis. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on the procedures are considered outliers. In circumstances where the results of OneBeacon's review process does not appear to support the market price provided by the pricing services, OneBeacon challenges the price. During the past year, a few securities fell outside OneBeacon's variance thresholds, thereby triggering the challenge with the pricing services. If OneBeacon cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question.

        OneBeacon's investments in debt securities, including asset-backed securities, are generally valued using matrix and other pricing models. Key inputs include benchmark yields, benchmark securities,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. Income on mortgage-backed and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

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

Insurance Operations

        OneBeacon accounts for insurance policies that it writes in accordance with ASC 944. Premiums written are recognized as revenues and are earned ratably over the term of the related policy. Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. AutoOne, which is included in discontinued operations, acts as a limited assignment distribution ("LAD") servicing carrier and enters into contractual arrangements with insurance companies to assume private passenger and commercial automobile assigned risk exposures. AutoOne receives LAD and commercial limited assignment distribution ("CLAD") servicing fees from these other companies for assuming these risks. LAD and CLAD servicing fees are typically a percentage of the total premiums that AutoOne must write to fulfill the obligation of the transferor company. In addition, LAD servicing carriers may choose to write certain policies voluntarily by taking risks out of the New York Automobile Insurance Plan. These policies generate takeout credits which can be "sold" for fees ("takeout fees") to other carriers. These other carriers in turn can use such credits to reduce their obligations to write assigned risk business. AutoOne's LAD and CLAD servicing and takeout fees are recorded as written premium when billed and are earned ratably over the term of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

the related policy to which the fee relates. Fees charged on installment premiums are recorded as a reduction to other underwriting expenses.

        Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of business. These costs are deferred and amortized over the applicable premium recognition period as policy acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses ("LAE"), unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. For the years ended December 31, 2011 and 2010, no deferred acquisition costs were charged to expense based on a premium deficiency. During the year ended December 31, 2009, OneBeacon recorded a deficiency of $0.8 million related to AutoOne as a reduction to its unamortized deferred acquisition costs asset.

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

        OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on various assumptions including consideration of when the claims will be settled (4.5% and 5.0% at December 31, 2011 and 2010, respectively). As of December 31, 2011 and 2010, the discount on OneBeacon's workers' compensation loss and LAE reserves amounted to $108.3 million and $119.4 million, respectively.

        In connection with purchase accounting for the OneBeacon Acquisition, OneBeacon was required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on the acquired balance sheet as of June 1, 2001. The net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. See Note 3.

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

Capital Lease

        In December 2011, OneBeacon Insurance Company ("OBIC"), an indirect wholly-owned subsidiary of the Company, sold the majority of its fixed assets and capitalized software to OneBeacon Services LLC ("OB Services"), another indirect wholly-owned subsidiary of the Company. The fixed assets and capitalized software were sold at a cost equal to book value with no gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. ("US Bancorp") and Fifth Third Equipment Finance Company ("Fifth Third") whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. In accordance with ASC 840, OBIC recorded the sale of the assets with no gain or loss recognized while OB Services has recorded a capital lease obligation. See Note 16.

Deferred Software Costs

        OneBeacon capitalizes costs related to computer software developed for internal use during the application development stage of software development projects in accordance with ASC 350. These costs generally consist of certain external, payroll and payroll related costs. OneBeacon begins amortization of these costs once the project or the respective phase of the project is completed and ready for its intended use. Amortization is on a straight line basis and over the useful life which generally ranges from three to five years. At December 31, 2011 and 2010, OneBeacon had unamortized deferred software costs of $15.0 million, $13.7 million of which is subject to the sale-leaseback described above, and $14.1 million, respectively.

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

Foreign Currency Exchange

        The U.S. dollar is the functional currency for all of OneBeacon's businesses. OneBeacon is subject to foreign currency fluctuations associated with foreign investment securities and also certain reinsurance arrangements. Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. In accordance with ASC 825, net foreign exchange

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

gains and losses arising from the translation are generally reported as a component of net income in the period in which they arise.

Cash Flow Hedge

        Contemporaneously with entering into a variable rate mortgage note during 2005, as further described in Note 6, OneBeacon entered into an interest rate swap agreement under which it paid a fixed rate and received a variable rate to hedge its exposure to interest rate fluctuations. The notional amount of the swap was equal to the outstanding principal of the mortgage note it hedged and was adjusted at the same time as the mortgage note principal changed for drawdowns and repayments. The underlying index used to determine the variable interest paid under the swap was the same as that used for OneBeacon's variable rate mortgage note. In accordance with ASC 815, OneBeacon accounted for the swap as a cash flow hedge and recorded the interest rate swap at fair value on the balance sheet in other assets or other liabilities depending on the value as of the balance sheet date. Changes in the fair value of the interest rate swap were reported as a component of other comprehensive income or loss. For the year ended December 31, 2009, no gains or losses were charged through the statements of operations due to hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. During the year ended December 31, 2009, OneBeacon settled the interest rate swap at the time that it repaid the outstanding balance on the mortgage note. See Note 6.

Variable Interest Entities

        OneBeacon records reciprocal insurance exchanges ("reciprocals"), as defined in Note 13, in accordance with ASC 810. ASC 810 addresses consolidation issues surrounding special purpose entities and certain other entities, collectively termed variable interest entities ("VIE"), to which previous accounting guidance on consolidation does not apply. A VIE is an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under ASC 810, the primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. The primary beneficiary is an entity that has both the power to direct the activities of a VIE that most significantly impact the entity's economic performance and the obligation to absorb the VIE's expected losses if they occur, the right to receive the entity's expected residual returns if they occur, or both.

Defined Benefit Plans

        Under ASC 715, an employer that sponsors a defined benefit plan is required to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation (for defined benefit pension plans) or the accumulated benefit obligation (for other postretirement benefit plans) in its statement of financial position. ASC 715 also requires recognition of amounts previously deferred and amortized in other comprehensive income in the period in which they occur. Under ASC 715, plan assets and obligations must be measured as of the fiscal year end. See Note 8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

Policy Acquisition Costs

        On October 13, 2010, the FASB issued Accounting Standards Update ("ASU") 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASC 944). The new standard changes the types of policy acquisition costs that are eligible for deferral. Specifically, the new guidance limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, medical and inspection costs and sales force contract selling. ASU 2010-26 defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under the new guidance, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred.

        ASU 2010-26 is effective for interim periods and annual fiscal years beginning after December 15, 2011 and may be applied prospectively or retrospectively. OneBeacon will adopt ASU 2010-26 prospectively. As a result of adopting ASU 2010-26, approximately $6 million of unamortized deferred acquisitions costs have been determined to no longer be deferrable and will be amortized during 2012.

Fair Value Measurements and Disclosures

        On May 12, 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS (ASC 820). ASU 2011-04 clarifies existing guidance with respect to the concepts of highest and best use and valuation premise and measuring instruments classified within a reporting entity's shareholders' equity. ASU 2011-04 also clarifies disclosure requirements, requiring disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements. ASU 2011-04 also amends existing guidance. In circumstances where a reporting entity manages a portfolio of financial assets and liabilities based on the net market and counterparty credit risk exposures, ASU 2011-04 permits determination of the fair value of those instruments to be based on the net risk exposure. In addition, ASU 2011-04 permits the application of premiums or discounts to be applied in a fair value measurement to the extent that market participants would consider them in valuing the financial instruments. ASU 2011-04 also expands the required disclosures for Level 3 measurements, requiring that reporting entities provide a narrative description of the sensitivity of Level 3 fair value measurements to changes in unobservable inputs and the interrelationships between those inputs, if any. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. OneBeacon is currently evaluating the effect the adoption of ASU 2011-04 will have on its financial position and results of operations.

Comprehensive Income

        On June 16, 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASC 220). ASU 2011-05 requires all components of comprehensive income to be reported in a continuous financial statement or in two consecutive statements displaying the components of net income and the components of other comprehensive income. ASU 2011-05 also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011. On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income which amends ASU 2011-05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies (Continued)

to delay indefinitely the effective date of the guidance related to reclassification adjustments. OneBeacon already presents comprehensive income in a continuous financial statement.

Goodwill Impairment

        On September 15, 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (ASC 350). ASU 2011-08 amends the guidance that requires an entity to test goodwill for impairment on at least an annual basis using a two-step quantitative test. The new guidance permits an entity to first assess facts and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines on the basis of this assessment that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performance of the two-step quantitative test is not required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. OneBeacon expects that adoption of ASU 2011-08 will not have any material effect on its financial position, results of operations or cash flows.

Offsetting Assets and Liabilities

        On December 16, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (ASC 210). The new standard expands the required disclosures in circumstance where either balances have been offset or the right of offset exists. The required disclosures are intended to provide information to enable financial statement users to evaluate the effect or potential effect of netting arrangements on a reporting entity's financial position. Disclosures required under the new standard include the gross amount of assets and liabilities recognized; the amounts that have been offset to arrive at the amounts presented in the statement of financial position; and any amounts subject to an enforceable master netting arrangement, whether or not such amounts have been offset. In addition, a description of the rights of offset should be disclosed. ASU 2011-11 is effective for periods beginning on or after January 1, 2013. OneBeacon is currently evaluating the effect adoption will have on its disclosures, but does not expect adoption to have a material effect on its financial position, results of operations or cash flows.

NOTE 2. Acquisitions and Dispositions

        On August 30, 2011, OneBeacon entered into the AutoOne Purchase Agreement to sell the AutoOne business to Interboro (the "AutoOne Transaction"). Pursuant to the terms of the AutoOne Purchase Agreement, at closing OneBeacon will transfer to Interboro all of the issued and outstanding shares of common stock of AutoOne Insurance Company ("AOIC") and AutoOne Select Insurance Company ("AOSIC"), through which substantially all of the AutoOne business is written on a direct basis. At closing, OneBeacon will also transfer the assets, liabilities (including loss reserves and unearned premiums) and capital of the business as well as substantially all of the AutoOne infrastructure including systems and office space as well as certain staff. The AutoOne Transaction also includes the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon will cede, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC. The AutoOne Transaction, which was subject to regulatory approvals, closed in February 2012 (see Note 20). As a result of entering into the AutoOne Purchase Agreement, AutoOne is now reported as discontinued operations. See Note 19 for further information regarding discontinued operations. During the year ended December 31, 2011, OneBeacon recorded an after tax net charge of approximately $19.2 million in discontinued operations reflecting the estimated loss on sale of the AutoOne business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. Acquisitions and Dispositions (Continued)

        On July 1, 2010, OneBeacon completed the sale of its traditional personal lines business (the "Personal Lines Transaction") to Tower Group, Inc. ("Tower"). The Personal Lines Transaction included two insurance companies through which the majority of the traditional personal lines business was written on a direct basis, two attorneys-in-fact managing the reciprocals that wrote the traditional personal lines business in New York and New Jersey, the surplus notes issued by the New York and New Jersey reciprocals and the remaining renewal rights to certain other traditional personal lines insurance policies. The Personal Lines Transaction required completion of the following:

  •
  the termination of intercompany reinsurance agreements between York Insurance Company of Maine ("York") and its affiliate, OBIC, and Massachusetts Homeland Insurance Company ("MHIC") and OBIC pursuant to which they ceded 100% of their respective direct business to OBIC;

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

  •
  the execution of reinsurance agreements with certain subsidiaries of the Company pursuant to which OneBeacon cedes, on a 100% quota share basis, traditional personal lines business not directly written by York and MHIC; and

  •
  the execution of a reinsurance agreement pursuant to which OneBeacon assumes, on a 100% quota share basis, certain specialty lines business written directly by York.

        Net written premiums for the traditional personal lines business, which is included in Other Insurance Operations, totaled approximately $420 million for the year ended December 31, 2009. As consideration, based upon the carrying value of the traditional personal lines business as of July 1, 2010, OneBeacon received $166.6 million. The consideration represented the statutory surplus in the reciprocals (as consideration for surplus notes issued by the reciprocals), the combined GAAP equity in the insurance companies and attorneys-in-fact being sold, plus $32.5 million. For the year ended December 31, 2010, OneBeacon recorded a total after tax net gain on the sale of $24.6 million that is comprised of $8.5 million included in net other revenues and $16.1 million included in the tax provision. During the year ended December 31, 2011, OneBeacon and Tower reached agreement on post-closing adjustments resulting in no material change to the $24.6 million after tax net gain on sale that OneBeacon had recorded during 2010.

        As part of the Personal Lines Transaction, OneBeacon and Tower also entered into a Transition Services Agreement ("TSA"), pursuant to which OneBeacon is providing certain services to Tower during the three-year term of the TSA. Tower reimburses OneBeacon for all expenses incurred to provide these services. Reimbursement for these services is netted against the expense incurred. The Personal Lines Transaction did not meet the criteria for discontinued operations accounting because of significant continuing cash flows between OneBeacon and the business sold relating to TSA services and reinsurance activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. Acquisitions and Dispositions (Continued)

        On December 3, 2009, OneBeacon sold the renewal rights to approximately $490 million in premiums from its non-specialty commercial lines business to The Hanover Insurance Group ("The Hanover"). The transaction included small commercial accounts and the non-specialty portion of the middle-market business, beginning with January 1, 2010 effective dates (the "Commercial Lines Transaction"). As consideration for the Commercial Lines Transaction, OneBeacon received $23.2 million, reflected in net other revenues for the year ended December 31, 2009. In accordance with the terms of the Commercial Lines Transaction, during the years ended December 31, 2011 and 2010, OneBeacon recognized $0.8 million and $10.2 million, respectively, reflected in net other revenues, in additional consideration for aggregate premium renewals exceeding $200 million.

        Except as described above, during the years ended December 31, 2011, 2010 and 2009, there were no acquisitions or dispositions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Reserves for Unpaid Loss and LAE (Continued)

Loss and LAE reserve summary

        The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Gross beginning balance	$3,295.5	$3,934.8	$4,294.0
Less beginning reinsurance recoverable on unpaid losses	(1,893.2)	(2,192.9)	(2,503.3)

Net loss and LAE reserves	1,402.3	1,741.9	1,790.7
Loss and LAE incurred relating to:
Current year losses	583.8	915.3	1,122.0
Prior year losses	(2.9)	(57.1)	(116.7)

Total incurred loss and LAE from continuing operations	580.9	858.2	1,005.3
Accretion of fair value adjustment to net loss and LAE reserves	—	—	5.4
Loss and LAE paid relating to(1):
Current year losses	(233.0)	(384.2)	(455.9)
Prior year losses	(481.8)	(564.1)	(597.4)

Total loss and LAE payments from continuing operations	(714.8)	(948.3)	(1,053.3)
Total incurred loss and LAE from discontinued operations	56.9	72.0	116.6
Total loss and LAE payments from discontinued operations	(69.5)	(90.5)	(122.8)

Net loss and LAE reserves	1,255.8	1,633.3	1,741.9
Net loss and LAE reserves reclassified to held for sale(2)	(64.7)	—	—
Net loss and LAE reserves sold as part of the Personal Lines Transaction	—	(231.0)	—

Net ending balance	1,191.1	1,402.3	1,741.9
Plus ending reinsurance recoverable on unpaid losses	2,167.5	1,893.2	2,192.9

Gross ending balance	$3,358.6	$3,295.5	$3,934.8

(1)
Loss and LAE paid for the year ended December 31, 2010 includes $78.2 million of traditional personal lines loss reserves not directly written by York or MHIC ($2.5 million relating to current year losses and $75.7 million relating to prior year losses) ceded to Tower pursuant to the Personal Lines Transaction which closed in July 2010.

(2)
During the year ended December 31, 2011, $64.7 million of net loss and LAE reserves related to the AutoOne Transaction were reclassified to held for sale.

  Loss and LAE development—2011

        During the year ended December 31, 2011, OneBeacon experienced $2.9 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $29.6 million of favorable development in Specialty Insurance Operations, substantially offset by $26.7 million of adverse loss reserve development in Other Insurance Operations. The favorable loss reserve development in Specialty Insurance Operations was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Reserves for Unpaid Loss and LAE (Continued)

The adverse loss reserve development in Other Insurance Operations resulted from a detailed review of run-off expenses, principally unallocated loss adjustment expenses ("ULAE"), completed during the fourth quarter of 2011.

        With respect to the favorable loss reserve development in Specialty Insurance Operations, at December 31, 2010, management had revised its expectations downward for future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during the year ended December 31, 2011, losses continued to be lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. The impact of this revised estimate was a decrease to professional liability reserves of $11.5 million which affected Specialty Insurance Operations.

        During 2010, management began separately reviewing loss reserves for some Specialty Insurance Operations business which had been previously managed as a part of OneBeacon's former commercial lines underwriting unit. As of December 31, 2010, the reserves for these businesses had been selected based on expected emergence which was based on the historic loss development of the former commercial lines underwriting unit. However, during 2011 the actual emerged experience for these businesses was significantly lower than the expected emergence. As a result of this favorable emergence, management has lowered the loss reserves for these businesses by $14.0 million which affected Specialty Insurance Operations.

        With respect to the $26.7 million of adverse loss reserve development in Other Insurance Operations, management completed a detailed review of loss and defense and cost containment expenses (allocated LAE or "ALAE") and other adjusting expenses (ULAE) during the fourth quarter of 2011. The analysis considered costs, based on current non-staff expenses and staffing projections for the run-off business, as management continues efforts to segregate its claims operations between ongoing claims and run-off claims. The analysis also factored in the revised definition of run-off operations to include the non-specialty commercial lines business that was exited via the renewal rights sale beginning with January 1, 2010 effective dates.

        In addition to the development described for the lines of business above, management also recorded a $4.1 million net decrease in reserves in other lines of business as a result of its review of loss reserves at December 31, 2011. The change in reserves for each other line of business was not individually significant.

  Loss and LAE development—2010

        During the year ended December 31, 2010, OneBeacon experienced $57.1 million of favorable loss and LAE reserve development on prior accident year loss reserves with $28.0 million in Specialty Insurance Operations and $29.1 million in Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The favorable development also included a $7.5 million release of commercial catastrophe reserves associated with storms occurring in 2004 and 2005.

        Specifically, at December 31, 2009, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during the year ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Reserves for Unpaid Loss and LAE (Continued)

December 31, 2010, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. The impact of this revised estimate was a decrease to professional liability reserves of $19.3 million which affected Specialty Insurance Operations.

        At December 31, 2009, management had recorded $7.5 million of reserves for certain claims related to catastrophes from accident years 2004 and 2005 related to excess property business. During the year ended December 31, 2010, these claims were resolved for amounts below OneBeacon's policy coverage therefore the reserves were no longer necessary. This development affected Specialty Insurance Operations.

        At December 31, 2009, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $170.5 million, or approximately 93% of case reserves of $184.1 million for accident years 2004 through 2009. During the year ended December 31, 2010, case incurred loss and ALAE was $65.8 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during the year ended December 31, 2010, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2010, the IBNR was determined to be $86.2 million, or approximately 57% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $18.4 million, with $7.6 million in Specialty Insurance Operations and $10.8 million in Other Insurance Operations.

        At December 31, 2009, based on actuarial techniques described above, management estimated that IBNR related to general liability occurrence was $107.1 million, or approximately 265% of case reserves of $40.4 million for accident years 2004 through 2009. During the year ended December 31, 2010, case incurred loss and ALAE was $33.1 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during the year ended December 31, 2010, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2010, the IBNR was determined to be $61.7 million, or approximately 164% of the remaining case reserves. The impact of this revised estimate was a decrease to general liability occurrence reserves of $12.3 million, with $1.5 million in Specialty Insurance Operations and $10.8 million in Other Insurance Operations.

        In addition to the development described for the lines of business above, management also recorded a $0.4 million net increase in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2010. The change in IBNR for each other line of business was not individually significant.

        Additionally, during the year ended December 31, 2010, AutoOne, which is included in discontinued operations, experienced $6.0 million in adverse loss reserve development.

  Loss and LAE development—2009

        During the year ended December 31, 2009, OneBeacon experienced $116.7 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $84.6 million in Specialty Insurance Operations and $32.1 million in Other Insurance Operations. The favorable loss reserve development was primarily related to lower than expected severity on non-catastrophe losses. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Reserves for Unpaid Loss and LAE (Continued)

favorable non-catastrophe loss reserve development was primarily related to professional liability lines, multiple peril liability lines and other general liability lines.

        Specifically, at December 31, 2008, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during the year ended December 31, 2009, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. The impact of this revised estimate was a decrease to professional liability reserves of $60.0 million which affected Specialty Insurance Operations.

        At December 31, 2008, based on actuarial techniques described above, management estimated that IBNR related to multiple peril liability was $173.9 million, or approximately 85% of case reserves of $204.9 million for 2002 and subsequent accident years. During the year ended December 31, 2009, case incurred loss and ALAE was $36.8 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during the year ended December 31, 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2009, the IBNR was determined to be $95.4 million, or approximately 73% of the remaining case reserves. The impact of this revised estimate was a decrease to multiple peril liability reserves of $42.6 million with $12.1 million in Specialty Insurance Operations and $30.5 million in Other Insurance Operations.

        At December 31, 2008, based on actuarial techniques described above, management estimated that IBNR related to general liability occurrence was $93.9 million, or approximately 275% of case reserves of $34.2 million for 2002 and subsequent accident years. During 2009, case incurred loss and ALAE was $15.6 million, which was less than expected for this line of business. As a result of the lower than expected case incurred loss and ALAE during the year ended December 31, 2009, the actuarial methods based on case incurred losses produced lower estimated ultimate losses for these accident years. As a result, at December 31, 2009, the IBNR was determined to be $61.6 million, or approximately 214% of the remaining case reserves. The impact of this revised estimate was a decrease to general liability occurrence reserves of $14.1 million with $5.2 million in Specialty Insurance Operations and $8.9 million in Other Insurance Operations.

        In addition to the development described for the lines of business above, management also recorded changes in IBNR in other lines of business as a result of its review of loss reserves at December 31, 2009 that essentially offset. The change in IBNR for each other line of business was not individually significant.

        Additionally, during the year ended December 31, 2009, AutoOne, which is included in discontinued operations, experienced $33.3 million in adverse development. At December 31, 2008, management had estimated that future payments from personal injury protection ("PIP") litigation from OneBeacon's AutoOne business would be approximately $7.8 million. During the year ended December 31, 2009, the legal expenses related to this litigation were higher than expected. As a result, management increased estimates of all accident years for AutoOne.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Reserves for Unpaid Loss and LAE (Continued)

Fair value adjustment

        In connection with purchase accounting for the OneBeacon Acquisition, OneBeacon was required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables by $646.9 million and $346.9 million, respectively, on OneBeacon's acquired balance sheet as of June 1, 2001. This net reduction to loss and LAE reserves of $300.0 million is being accreted through an income statement charge ratably with and over the period the claims are settled. Accordingly, OneBeacon recognized $5.4 million of such charges, recorded as accretion of fair value adjustment to loss and LAE reserves during the year ended December 31, 2009. As of both December 31, 2011 and 2010, the outstanding pre-tax unaccreted adjustment was $0.

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

        In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase a reinsurance contract with National Indemnity Company ("NICO") under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures (the "NICO Cover"). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon's third-party reinsurers in existence at the time the NICO Cover was executed ("Third-Party Recoverables"). As a result, the Third-Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third-party reinsurers due to dispute or the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Reserves for Unpaid Loss and LAE (Continued)

reinsurers' financial inability to pay are covered by NICO under its agreement with OneBeacon. Third-Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 11 years, approximately 47% of A&E losses have been recovered under the historical third-party reinsurance.

        In September 2011, OneBeacon completed a study of its legacy A&E exposures based on experience through 2010. The previous study was based on experience through 2007. Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion reinsurance cover issued by NICO. Based on the results of the study, OneBeacon increased the point estimate of incurred losses ceded to NICO from $2.2 billion to $2.3 billion, an increase of $121.9 million, net of underlying reinsurance. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.

        As noted above, OneBeacon estimates that on an incurred basis it has used approximately $2.3 billion of the coverage provided by NICO at December 31, 2011. Since entering into the NICO Cover, approximately 8% of the $2.3 billion of utilized coverage relates to uncollectible Third-Party Recoverables and settlements on Third-Party Recoverables through December 31, 2011. Net losses paid totaled approximately $1.4 billion as of December 31, 2011. Asbestos payments during the year ended December 31, 2011 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential federal asbestos legislation. To the extent that actual experience differs from OneBeacon's estimate of ultimate A&E losses and Third-Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover at December 31, 2011.

        OneBeacon's reserves for A&E losses at December 31, 2011 represent management's best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean up cost increases and industry settlement practices, limit OneBeacon's ability to accurately estimate ultimate liability and OneBeacon may be subject to A&E losses beyond currently estimated amounts. In addition, OneBeacon remains liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. OneBeacon cannot reasonably estimate at the present time loss reserve additions arising from any such future adverse loss reserve developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such adverse loss reserve developments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Reserves for Unpaid Loss and LAE (Continued)

        The following tables summarize reported A&E loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon for the years ended December 31, 2011, 2010 and 2009, respectively.

	Year ended December 31,
	2011			2010			2009
	Gross	Pre- NICO Net(1)	Net	Gross	Pre- NICO Net(1)	Net	Gross	Pre- NICO Net(1)	Net
	($ in millions)
Asbestos:
Beginning balance	$904.0	$647.3	$6.4	$985.6	$688.8	$6.5	$1,098.4	$741.5	$6.5
Incurred loss and LAE	256.8	32.2	(4.0)	—	—	—	1.0	—	—
Paid loss and LAE	(86.5)	1.7	(0.2)	(81.6)	(41.5)	(0.1)	(113.8)	(52.7)	—

Ending balance	$1,074.3	$681.2	$2.2	$904.0	$647.3	$6.4	$985.6	$688.8	$6.5

Environmental:
Beginning balance	$119.0	$93.8	$9.2	$350.7	$218.6	$7.6	$470.3	$261.2	$5.5
Incurred loss and LAE	231.8	62.2	10.0	6.2	6.0	6.0	4.9	5.0	5.0
Paid loss and LAE	(71.0)	(4.4)	(10.2)	(237.9)	(130.8)	(4.4)	(124.5)	(47.6)	(2.9)

Ending balance	$279.8	$151.6	$9.0	$119.0	$93.8	$9.2	$350.7	$218.6	$7.6

Total asbestos and environmental:
Beginning balance	$1,023.0	$741.1	$15.6	$1,336.3	$907.4	$14.1	$1,568.7	$1,002.7	$12.0
Incurred loss and LAE	488.6	94.4	6.0	6.2	6.0	6.0	5.9	5.0	5.0
Paid loss and LAE	(157.5)	(2.7)	(10.4)	(319.5)	(172.3)	(4.5)	(238.3)	(100.3)	(2.9)

Ending balance	$1,354.1	$832.8	$11.2	$1,023.0	$741.1	$15.6	$1,336.3	$907.4	$14.1

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

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Written premiums:
Direct(1)(2)(3)	$1,077.6	$1,501.5	$1,972.4
Assumed(2)	48.2	57.7	58.6
Ceded(1)(2)(3)	(62.9)	(400.2)	(213.2)

Net written premiums	$1,062.9	$1,159.0	$1,817.8

Earned premiums:
Direct	$1,138.5	$1,648.7	$2,021.7
Assumed	43.1	64.2	66.8
Ceded	(166.1)	(309.0)	(229.7)

Net earned premiums	$1,015.5	$1,403.9	$1,858.8

Loss and LAE:
Direct	$1,151.1	$877.1	$1,020.7
Assumed	36.1	138.4	40.8
Ceded	(606.3)	(157.3)	(56.2)

Net loss and LAE	$580.9	$858.2	$1,005.3

(1)
Includes non-specialty commercial lines policies written on a direct basis and then ceded 100% to The Hanover, beginning with January 1, 2010 effective dates, as part of the Commercial Lines Transaction, as described below.

(2)
Includes traditional personal lines policies not directly written by York and MHIC, which were ceded to Tower as part of the Personal Lines Transaction which closed on July 1, 2010, as described below. Also includes policies assumed for certain specialty lines business written directly by York as part of the Personal Lines Transaction.

(3)
Includes policies written under a quota share agreement with a group of reinsurers to cede 30% of written premiums from OneBeacon's Northeast homeowners business in 2009 and 2010, as described below.

        During the years ended December 31, 2011 and 2010, OneBeacon ceded written premiums of $0.6 million and $262.2 million, respectively, earned premiums of $96.6 million and $165.0 million, respectively, and loss and LAE of $62.3 million and $86.5 million, respectively, pursuant to the Commercial Lines Transaction.

        During the years ended December 31, 2011 and 2010, OneBeacon ceded written premiums of $(1.9) million and $9.2 million, respectively, earned premiums of $3.6 million and $3.7 million, respectively, and loss and LAE of $1.3 million and $2.1 million, respectively, pursuant to the Personal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Reinsurance (Continued)

Lines Transaction. OneBeacon also assumed written premiums of $0 and $0.5 million, respectively, earned premiums of $0.2 million and $0.3 million, respectively, and loss and LAE of $4.0 million and $2.4 million, respectively, during the years ended December 31, 2011 and 2010 pursuant to the Personal Lines Transaction.

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

        OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective May 1, 2011, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2012. The program provides coverage for OneBeacon's property business as well as certain acts of terrorism. Under the program, the first $50.0 million of losses resulting from any single catastrophe are retained and the next $175.0 million of losses resulting from the catastrophe are reinsured in three layers, although OneBeacon retains a co-participation of 26% of losses from $50.0 million to $100.0 million and 10% of losses from $100.0 million to $175.0 million. Losses from $175.0 million to $225.0 million are fully reinsured. Any loss above $225.0 million would be retained in full. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

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

        OneBeacon's property catastrophe reinsurance program does not cover property losses resulting from any nuclear events or biological, chemical or radiological terrorist attacks or losses resulting from acts of terrorism as defined under the Terrorism Act, as amended, committed by an individual or individuals acting on behalf of any foreign person or foreign interest, as well as domestic acts of terrorism.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Reinsurance (Continued)

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

        In December 2007, the United States government extended the Terrorism Risk Insurance Act (the "Terrorism Act") until December 31, 2014. The Terrorism Act, originally enacted in 2002, established a federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry's aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year's direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this "back-stop," primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.

        OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $100 million in 2012. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon's or the industry's retention levels in 2012, up to a total of $100 billion.

        OneBeacon also purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10.0 million up to $100.0 million. Individual risk facultative reinsurance may be purchased above $100.0 million where OneBeacon deems it appropriate. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10.0 million up to $100.0 million on an individual risk basis for acts of foreign terrorism. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.

        OneBeacon also maintains a casualty reinsurance program that provides protection for individual policies involving workers compensation, general liability, automobile liability, professional liability or umbrella liability in excess of $5.0 million up to $21.0 million ($20.0 million for healthcare professional liability). Casualty losses involving more than one insured are covered by a dedicated treaty up to $40.0 million in excess of a $10.0 million retention.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Reinsurance (Continued)

        Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal. As of December 31, 2011, OneBeacon has ceded estimated incurred losses of $562.0 million to GRC under the GRC Cover. During the years ended December 31, 2011 and 2010, OneBeacon collected $73.5 million and $61.3 million, respectively, under the GRC Cover.

        At December 31, 2011, OneBeacon had $16.5 million of reinsurance recoverables on paid losses and $2,330.8 million (gross of $163.3 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table provides a listing of OneBeacon's top reinsurers for its insurance operations, excluding industry pools and associations and affiliates of OneBeacon, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurer's A.M. Best Company, Inc. ("A.M. Best") ratings.

($ in millions)	Balance at December 31, 2011	% of total	A.M. Best Rating(1)
National Indemnity Company and General Reinsurance Corporation(2)	$1,540.6	66%	A++
Hanover Insurance Company	90.9	4%	A
Tokio Marine and Nichido Fire(3)	57.1	2%	A++
Tower Insurance Company	35.1	1%	A-
Munich Reinsurance America	26.4	1%	A+

(1)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of fifteen financial strength ratings), "A+" (Superior, which is the second highest of fifteen financial strength ratings), "A" (Excellent, which is the third highest of fifteen financial strength ratings) and "A-" (Excellent, which is the fourth highest of fifteen financial strength ratings).

(2)
Includes $198.3 million of Third-Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third-party reinsurers.

(3)
Includes $30.5 million of reinsurance recoverables from various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities

        OneBeacon's net investment income is comprised primarily of interest income associated with OneBeacon's fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Investment income:
Fixed maturity investments	$69.7	$94.5	$124.2
Short-term investments	0.1	0.8	2.4
Common equity securities	5.3	4.2	1.9
Convertible fixed maturity investments	3.5	5.2	6.7
Other investments	(0.3)	0.8	1.2

Gross investment income	78.3	105.5	136.4
Less investment expenses	(6.9)	(8.9)	(10.9)

Net investment income, pre-tax	$71.4	$96.6	$125.5

        The composition of net realized investment gains (losses), a component of net realized and unrealized investment gains (losses), consisted of the following:

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Fixed maturity investments	$32.1	$56.2	$(6.8)
Short-term investments	—	—	0.2
Common equity securities	16.7	4.2	(31.5)
Convertible fixed maturity investments	(0.4)	16.2	12.3
Other investments	8.4	5.3	5.3

Net realized investment gains (losses), pre-tax	56.8	81.9	(20.5)
Income taxes	(19.9)	(28.7)	7.2

Net realized investment gains (losses), after tax	$36.9	$53.2	$(13.3)

        OneBeacon recognized gross realized investment gains of $77.9 million, $101.0 million and $85.4 million and gross realized investment losses of $21.1 million, $19.1 million and $105.9 million on sales and other-than-temporary impairment charges on investment securities during the years ended December 31, 2011, 2010 and 2009, respectively.

        As of December 31, 2011 and 2010, OneBeacon reported $22.7 million and $14.1 million, respectively, in accounts payable on unsettled investment purchases and $0.5 million and $5.4 million, respectively, in accounts receivable on unsettled investment sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

        The net changes in fair value for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year ended December 31, 2011
	Changes in net unrealized gains and losses(1)	Changes in net foreign currency translation gains and losses(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$(18.7)	$(0.1)	$(18.8)
Short-term investments	—	0.1	0.1
Common equity securities	(22.1)	(0.1)	(22.2)
Convertible fixed maturity investments	(8.4)	—	(8.4)
Other investments	3.1	—	3.1

Total	$(46.1)	$(0.1)	$(46.2)

	Year ended December 31, 2010
	Changes in net unrealized gains and losses(1)	Changes in net foreign currency translation gains and losses(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$(40.9)	$(1.5)	$(42.4)
Short-term investments	—	(0.9)	(0.9)
Common equity securities	36.6	0.1	36.7
Convertible fixed maturity investments	(4.7)	—	(4.7)
Other investments	4.0	—	4.0

Total	$(5.0)	$(2.3)	$(7.3)

	Year ended December 31, 2009
	Changes in net unrealized gains and losses(1)	Changes in net foreign currency translation gains and losses(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$185.7	$20.0	$205.7
Short-term investments	(0.2)	1.5	1.3
Common equity securities	19.1	0.1	19.2
Convertible fixed maturity investments	30.3	—	30.3
Other investments(2)	12.6	—	12.6

Total	$247.5	$21.6	$269.1

(1)
Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control of $(5.2) million, $(4.3) million and $0.4 million, pre-tax, for the years ended December 31, 2011, 2010 and 2009, respectively. Changes in net deferred gains and losses for the year ended December 31, 2010 includes $(0.2) million related to net deferred foreign currency gains and losses.

(2)
Includes net unrealized gains related to OneBeacon's securities lending program of $7.0 million, pre-tax, for the year ended December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

        The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	($ in millions)
Investment securities:
Gross unrealized investment gains	$123.5	$162.8
Gross unrealized investment losses	(21.6)	(20.0)

Net unrealized gains from investment securities	101.9	142.8
Income taxes	(33.9)	(50.0)

Total net unrealized investment gains, after tax	$68.0	$92.8

        The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency losses and carrying values of OneBeacon's fixed maturity investments as of December 31, 2011 and 2010 were as follows:

	December 31, 2011(1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$213.6	$1.8	$—	$—	$215.4
Debt securities issued by industrial corporations	725.8	34.9	(1.9)	(0.1)	758.7
Municipal obligations	2.2	—	—	—	2.2
Asset-backed securities	928.5	10.6	(0.8)	—	938.3
Foreign government obligations	7.7	0.5	(0.1)	—	8.1
Preferred stocks	78.3	3.2	(6.2)	—	75.3

Total fixed maturity investments	$1,956.1	$51.0	$(9.0)	$(0.1)	$1,998.0

(1)
Carrying value includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheet as part of the AutoOne Transaction.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

        The cost or amortized cost and carrying value of OneBeacon's fixed maturity investments and convertible fixed maturity investments at December 31, 2011 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2011(1)
	Cost or amortized cost	Carrying value
	($ in millions)
Due in one year or less	$107.2	$108.9
Due after one year through five years	739.4	764.4
Due after five years through ten years	161.4	171.7
Due after ten years	17.6	19.2
Asset-backed securities	928.5	938.3
Preferred stocks	78.3	75.3

Total	$2,032.4	$2,077.8

(1)
Carrying value includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheet as part of the AutoOne Transaction.

        The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and carrying values of OneBeacon's common equity securities, convertible fixed maturity investments and other investments as of December 31, 2011 and 2010 were as follows:

	December 31, 2011
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$240.6	$30.3	$(4.4)	$—	$266.5
Convertible fixed maturity investments	76.3	4.4	(0.9)	—	79.8
Other investments	124.6	37.8	(7.3)	—	155.1

	December 31, 2010
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$237.2	$48.4	$(0.4)	$0.1	$285.3
Convertible fixed maturity investments	82.2	11.6	—	—	93.8
Other investments	144.0	31.7	(4.3)	—	171.4

        Sales and maturities of investments, excluding short-term investments and other investments, totaled $2,032.1 million, $2,470.3 million and $1,622.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. There were no non-cash exchanges or involuntary sales of investment securities during the years ended December 31, 2011, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

        OneBeacon's consolidated insurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totaled $182.7 million and $222.4 million, respectively, as of December 31, 2011 and 2010.

        As of December 31, 2011 and 2010, investments of $62.0 million and $33.5 million, respectively, were held in trusts required to be maintained in relation to various reinsurance agreements. Trust balances as of December 31, 2011 and 2010 include $20.8 million and $29.0 million, respectively, related to investments held in a trust established in conjunction with the Personal Lines Transaction. As of December 31, 2011, the trust balance also includes $34.3 million related to investments held in a trust established in conjunction with White Mountains' sale of Esurance Holdings, Inc. ("Esurance Holdings") and its subsidiaries (collectively, "Esurance Insurance"). See Note 15.

Fair value measurements

        As of December 31, 2011 and 2010, approximately 93% and 91%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.

        The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable. At December 31, 2011 and 2010, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.

        As of both December 31, 2011 and 2010, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of December 31, 2011 and 2010 were comprised of $53.5 million and $63.4 million, respectively, in hedge funds, $65.7 million and $72.7 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At December 31, 2011 and 2010, OneBeacon held investments in 9 and 10 hedge funds, respectively, and 14 and 15 private equity funds, respectively. The largest investment in a single fund was $13.7 million and $24.6 million, respectively, at December 31, 2011 and 2010. As of December 31, 2011 and 2010, other investments also included $21.8 million and $21.2 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

        The fair value measurements at December 31, 2011 and 2010 and their related inputs are as follows:

	Fair value at December 31, 2011(2)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$215.4	$215.4	$—	$—
Debt securities issued by corporations:		—
Consumer	299.7	—	299.7	—
Industrial	140.1	—	140.1	—
Financial	66.4	—	66.4	—
Communications	53.3	—	53.3	—
Energy	60.5	—	60.5	—
Basic materials	81.5	—	81.5	—
Utilities	42.5	—	42.5	—
Technology	14.7	—	14.7	—

Debt securities issued by corporations	758.7	—	758.7	—
Municipal obligations	2.2	—	2.2	—
Asset-backed securities	938.3	—	936.0	2.3
Foreign government obligations	8.1	7.4	0.7	—
Preferred stocks	75.3	—	11.5	63.8

Fixed maturity investments	1,998.0	222.8	1,709.1	66.1

Short-term investments	320.0	320.0	—	—
Common equity securities:
Financials	69.9	69.1	—	0.8
Basic Materials	56.2	56.2	—	—
Consumer	71.3	71.2	0.1	—
Energy	32.5	32.5	—	—
Utilities	17.9	17.9	—	—
Other	18.7	18.7	—	—

Common equity securities	266.5	265.6	0.1	0.8

Convertible fixed maturity investments	79.8	—	79.8	—
Other investments(1)	133.3	—	—	133.3

Total(1)	$2,797.6	$808.4	$1,789.0	$200.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

	Fair value at December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$250.7	$250.7	$—	$—
Debt securities issued by corporations:		—
Consumer	330.4	—	330.4	—
Industrial	227.9	—	227.9	—
Financial	90.5	—	90.5	—
Communications	84.7	—	84.7	—
Energy	60.7	—	60.7	—
Basic materials	78.9	—	78.9	—
Utilities	61.0	—	61.0	—
Technology	14.5	—	14.5	—

Debt securities issued by corporations	948.6	—	948.6	—
Municipal obligations	2.1	—	2.1	—
Asset-backed securities	1,117.4	—	1,089.7	27.7
Foreign government obligations	13.3	12.6	0.7	—
Preferred stocks	83.4	—	12.0	71.4

Fixed maturity investments	2,415.5	263.3	2,053.1	99.1

Short-term investments	300.0	300.0	—	—
Common equity securities:
Financials	104.1	66.7	—	37.4
Basic Materials	57.0	57.0	—	—
Consumer	50.0	49.9	0.1	—
Energy	36.0	33.7	—	2.3
Utilities	22.4	22.4	—	—
Other	15.8	15.7	0.1	—

Common equity securities	285.3	245.4	0.2	39.7

Convertible fixed maturity investments	93.8	—	93.8	—
Other investments(1)	150.2	—	—	150.2

Total(1)	$3,244.8	$808.7	$2,147.1	$289.0

(1)
Excludes the carrying value of $21.8 million and $21.2 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of December 31, 2011 and 2010.

(2)
Fair value includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2011 consolidated balance sheet as part of the AutoOne Transaction.

        At December 31, 2011 and 2010, OneBeacon held one private preferred stock that represented approximately 85% and 86%, respectively, of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

        In addition to the investment portfolio described above, OneBeacon had $36.9 million and $41.3 million, respectively, of liabilities recorded at fair value and included in other liabilities as of December 31, 2011 and 2010. These liabilities relate to securities that have been sold short by a limited partnership that OneBeacon invests in and is required to consolidate in accordance with GAAP. As of December 31, 2011 and 2010, all of the liabilities included in the $36.9 million and $41.3 million, respectively, have been classified as Level 1 measurements.

        The following table summarizes the ratings of OneBeacon's corporate debt securities as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	($ in millions)
AA	$61.9	$88.6
A	307.3	387.7
BBB	378.2	463.1
BB	6.2	8.8
Other	5.1	0.4

Debt securities issued by corporations	$758.7	$948.6

Rollforwards of Fair Value Measurements by Level

        The changes in Level 1 fair value measurements for the year ended December 31, 2011 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2011	$263.3	$245.4	$—	$—	$508.7
Amortization/accretion	1.4	—	—	—	1.4
Total net realized and unrealized gains (losses)	1.8	(4.2)	—	—	(2.4)
Purchases	189.7	94.3	—	—	284.0
Sales	(233.4)	(69.9)	—	—	(303.3)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—

Balance at December 31, 2011	$222.8	$265.6	$—	$—	$488.4

(1)
Excludes short-term investments which are deemed to have a Level 1 designation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

        The changes in Level 2 fair value measurements for the year ended December 31, 2011 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total
	($ in millions)
Balance at January 1, 2011	$2,053.1	$0.2	$93.8	$—	$2,147.1
Amortization/accretion	(16.4)	—	1.2	—	(15.2)
Total net realized and unrealized gains (losses)	18.9	(0.1)	(9.1)	—	9.7
Purchases	1,614.3	—	38.0	—	1,652.3
Sales	(2,069.2)	—	(45.5)	—	(2,114.7)
Transfers in	109.8	—	1.4	—	111.2
Transfers out	(1.4)	—	—	—	(1.4)

Balance at December 31, 2011	$1,709.1	$0.1	$79.8	$—	$1,789.0

        The changes in Level 3 fair value measurements for the year ended December 31, 2011 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2011	$99.1	$39.7	$—	$150.2	$289.0
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	(8.2)	(3.5)	—	11.6	(0.1)
Purchases	85.0	3.9	—	3.8	92.7
Sales	—	(39.3)	—	(32.3)	(71.6)
Transfers in	—	—	—	—	—
Transfers out	(109.8)	—	—	—	(109.8)

Balance at December 31, 2011	$66.1	$0.8	$—	$133.3	$200.2

(1)
Excludes the carrying value of $21.8 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

        "Transfers out" of Level 3 fixed maturity investments of $109.8 million for the year ended December 31, 2011 were comprised of securities which had been previously classified as a Level 3 measurement and were recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

        The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Fixed maturity investments	$(7.5)	$1.3	$20.8
Short-term investments	—	—	—
Common equity securities	—	6.3	4.8
Convertible fixed maturity investments	—	—	—
Other investments	3.1	4.0	5.5

Total	$(4.4)	$11.6	$31.1

Asset-backed Securities

        OneBeacon purchases commercial and residential mortgage-backed securities to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency commercial mortgage-backed portfolio ("CMBS") is generally short tenor and structurally senior, with more than 20 points of subordination on average for fixed rate CMBS and approximately 50 points of subordination on average for floating rate CMBS as of December 31, 2011. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of December 31, 2011, on average approximately 2% of the underlying loans were reported as non-performing for all CMBS held by OneBeacon. OneBeacon is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities ("RMBS") categorized as sub-prime as of December 31, 2011. OneBeacon's investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of December 31, 2011. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).

        There are also mortgage backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2011, OneBeacon held $2.3 million of mortgage-backed securities that were classified as non-prime. OneBeacon's non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

        The following table summarizes the carrying value of OneBeacon's asset-backed securities as of December 31, 2011 and 2010:

	December 31,
	2011			2010
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$631.0	$631.0	$—	$684.7	$663.4	$21.3
FNMA	166.8	166.8	—	143.0	143.0	—
FHLMC	4.9	4.9	—	19.0	19.0	—

Total agency(1)	802.7	802.7	—	846.7	825.4	21.3
Non-agency:
Residential	13.7	11.4	2.3	6.4	—	6.4
Commercial	68.4	68.4	—	36.3	36.3	—

Total Non-agency	82.1	79.8	2.3	42.7	36.3	6.4
Total mortgage-backed securities	884.8	882.5	2.3	889.4	861.7	27.7
Other asset-backed securities:
Credit card receivables	48.2	48.2	—	97.5	97.5	—
Vehicle receivables	5.3	5.3	—	130.5	130.5	—

Total other asset-backed securities	53.5	53.5	—	228.0	228.0	—

Total asset-backed securities	$938.3	$936.0	$2.3	$1,117.4	$1,089.7	$27.7

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities

        The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2011 are as follows:

		Security Issuance Year
	Fair Value
		2007	2009	2010	2011
	($ in millions)
Non-agency RMBS	$13.7	$2.3	$—	$8.2	$3.2
Non-agency CMBS	68.4	4.4	3.9	—	60.1

Total	$82.1	$6.7	$3.9	$8.2	$63.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

Non-agency Residential Mortgage-backed Securities

        The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of December 31, 2011:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$11.4	$—	$11.4	$—
Non-prime	2.3	2.3	—	—

Total	$13.7	$2.3	$11.4	$—

(1)
At issuance, Super Senior were rated AAA by Standard & Poor's Financial Services LLC ("Standard & Poor's") or Aaa by Moody's Investors Service, Inc. ("Moody's") and were senior to other AAA or Aaa bonds.

(2)
At issuance, Senior were rated AAA by Standard & Poor's or Aaa by Moody's and were senior to non-AAA or non-Aaa bonds.

(3)
At issuance, Subordinate were not rated AAA by Standard & Poor's or Aaa by Moody's and were junior to other bonds.

Non-agency Commercial Mortgage-backed Securities

        The amount of fixed and floating rate securities and their tranche levels are as follows as of December 31, 2011:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$64.0	$9.9	$54.1	$—
Floating rate CMBS	4.4	4.4	—	—

Total	$68.4	$14.3	$54.1	$—

(1)
At issuance, Super Senior were rated AAA by Standard & Poor's, Aaa by Moody's or AAA by Fitch Ratings and were senior to other AAA or Aaa bonds.

(2)
At issuance, Senior were rated AAA by Standard & Poor's or Aaa by Moody's and were senior to non-AAA or non-Aaa bonds.

(3)
At issuance, Subordinate were not rated AAA by Standard & Poor's or Aaa by Moody's and were senior to other bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

Other Investments

        OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The decrease in the fair value of hedge funds and private equity funds is due to net redemptions during the period. The following table summarizes investments in hedge funds and private equity funds at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$15.1	$—	$15.1	$—
Long bank loan	0.2	—	2.0	—
Long/short equity	36.1	—	39.8	—
Long/short equity activist	2.1	—	6.5	—

Total hedge funds	53.5	—	63.4	—

Private equity funds
Insurance	3.3	0.1	3.5	0.1
Distressed residential real estate	13.7	—	24.6	—
Energy infrastructure and services	16.3	4.6	13.6	5.2
Healthcare	1.1	3.5	0.8	4.0
Multi-sector	19.3	5.2	19.1	6.3
Private equity secondaries	7.6	2.6	6.9	2.9
Real estate	4.4	0.1	4.2	0.7

Total private equity funds	65.7	16.1	72.7	19.2

Total hedge funds and private equity funds(1)	$119.2	$16.1	$136.1	$19.2

(1)
Other investments also includes $14.1 million of an investment in a community reinvestment vehicle as of December 31, 2011 and 2010 and $21.8 million and $21.2 million, respectively, of an investment in a tax advantaged federal affordable housing development fund as of December 31, 2011 and 2010.

        Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the December 31, 2011 fair value of hedge funds subject

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities (Continued)

to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$6.5	$6.5
Quarterly	25.1	8.0	11.5	—	44.6
Annual	—	—	2.2	0.2	2.4

Total	$25.1	$8.0	$13.7	$6.7	$53.5

        Certain of the hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. At December 31, 2011, $1.6 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at December 31, 2011.

        OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. At December 31, 2011, redemptions of $2.2 million were outstanding. The date at which such redemptions will be received is not determinable at December 31, 2011. Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

        Investments in private equity funds are generally subject to "lock-up" periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At December 31, 2011, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$17.0	$—	$48.7	$—	$65.7

Securities Lending

        During the year ended December 31, 2009, OneBeacon exited its securities lending program. As of December 31, 2011, all loaned securities under the OneBeacon program had been returned except for two illiquid instruments for which OneBeacon holds $1.7 million in collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. Debt

        OneBeacon's debt outstanding as of December 31, 2011 and 2010 consisted of the following:

	December 31,
	2011	2010
	($ in millions)
Senior unsecured notes, at face value	$269.9	$419.9
Unamortized original issue discount	(0.2)	(0.3)

Senior unsecured notes, carrying value	$269.7	$419.6

        A schedule of contractual repayments of OneBeacon's debt as of December 31, 2011 follows:

December 31, 2011
($ in millions)
Due in one year or less	$—
Due in two to three years	269.9
Due in four to five years	—
Due after five years	—

Total	$269.9

Senior Notes

        In May 2003, OBH issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the "Senior Notes") and received $693.4 million of proceeds. The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains. See Note 15. OBH incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum. At December 31, 2011, OBH was in compliance with all of the covenants under the Senior Notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. Debt (Continued)

Payment for the Senior Notes included accrued and unpaid interest up to the settlement date. OBH accepted and retired $156.4 million aggregate principal amount of the Senior Notes, of which $155.2 million was tendered by the early tender deadline, for purchase for $165.4 million, which resulted in a $9.6 million pre-tax loss, including transaction fees.

        During the year ended December 31, 2010, OBH repurchased and retired $29.7 million of outstanding Senior Notes for $30.8 million, which resulted in a $1.2 million loss. During the year ended December 31, 2010, OBIC purchased $1.1 million of outstanding Senior Notes for $1.1 million. During the year ended December 31, 2009, OBH repurchased and retired $10.6 million of outstanding Senior Notes for $8.1 million, which resulted in a $2.5 million gain. During the year ended December 31, 2009, OBIC purchased $58.3 million of outstanding Senior Notes for $55.0 million, which resulted in a $2.9 million gain.

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

        Concurrent with entering into the mortgage note, OneBeacon also entered into an interest rate swap to hedge its exposure to the variability in the interest rate on the mortgage note. Interest paid or received on the swap was reported in interest expense. In accordance with GAAP, OneBeacon accounted for the swap as a cash flow hedge and recorded the interest rate swap at fair value on the balance sheet in other assets or liabilities depending on the value as of the balance sheet date. Changes in the fair value of the interest rate swap were reported as a component of other comprehensive income or loss. Any gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recorded in revenues. At the time of repayment of the outstanding balance on the mortgage note, OneBeacon paid $7.4 million to settle the interest rate swap. The $7.4 million settlement amount was recorded as an expense in net other revenues on a pre-tax basis and in other comprehensive income and loss items as an increase of $4.8 million on an after tax basis ($7.4 million pre-tax). The after tax change in the fair value of the interest rate swap included in other comprehensive income and loss items was a gain of $2.0 million for the year ended December 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. Debt (Continued)

Interest

        Total interest expense incurred by OneBeacon for its indebtedness was $20.5 million, $29.6 million and $39.7 million, respectively, during the years ended December 31, 2011, 2010 and 2009. Total cash interest paid by OneBeacon for its indebtedness was $20.4 million, $29.4 million and $38.9 million, respectively, during the years ended December 31, 2011, 2010 and 2009.

NOTE 7. Income Taxes

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

        The total income tax (expense) benefit from continuing operations for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Current tax benefit (expense):
Federal	$21.6	$49.2	$(47.6)
State	(1.6)	(1.0)	(1.0)
Non-U.S.	(0.1)	(0.4)	(0.5)

Total current tax benefit (expense)	19.9	47.8	(49.1)

Deferred tax expense:
Federal	(22.0)	(60.2)	(81.5)
State	—	—	—
Non-U.S.	—	—	—

Total deferred tax expense	(22.0)	(60.2)	(81.5)

Total income tax expense	$(2.1)	$(12.4)	$(130.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Income Taxes (Continued)

        A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of OneBeacon's worldwide operations are taxed) to the income tax (expense) benefit on pre-tax income from continuing operations follows:

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Tax expense at the U.S. statutory rate	$(29.2)	$(48.7)	$(177.7)
Differences in taxes resulting from:
Non-U.S. earnings, net of foreign taxes	25.5	29.0	25.5
Tax reserve adjustments	(1.9)	(1.6)	13.2
Tax exempt interest and dividends	2.1	1.8	1.6
Change in valuation allowance	(0.7)	3.6	7.7
Sale of subsidiaries	—	4.3	—
Other, net	2.1	(0.8)	(0.9)

Total income tax expense on pre-tax income from continuing operations	$(2.1)	$(12.4)	$(130.6)

        The non-U.S. component of pre-tax income from continuing operations, which as described above primarily relates to interest income, was $73.3 million, $77.3 million and $81.4 million, respectively, for the years ended December 31, 2011, 2010 and 2009. The income tax expense related to pre-tax income from continuing operations for the years ended December 31, 2011, 2010 and 2009 represented net effective tax rates of 2.5%, 8.9% and 25.7%, respectively. The effective tax rate on non-U.S. income was 0.3%, 0.5% and 0.4%, respectively, and the effective tax rate on U.S. income was 19.1%, 19.5% and 30.5%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of OneBeacon's deferred tax assets and liabilities follows:

	December 31,
	2011	2010
	($ in millions)
Deferred income tax assets related to:
Non-U.S. net operating loss carryforwards	$297.1	$304.2
Discounting of loss and LAE reserves	54.6	81.8
Unearned premiums	36.6	35.3
U.S. net operating loss carryforwards	15.8	19.0
Compensation and bonus accruals	18.0	22.0
Investment basis differences	12.6	15.2
Impairment from AutoOne	10.4	—
Deferred compensation plans	9.5	10.8
Pension and benefit accruals	5.6	0.5
Accrued rent	4.1	5.0
Tax credit carryforwards	3.4	1.4
Allowance for doubtful accounts	1.3	1.4
Other accrued compensation	1.2	1.3
Involuntary pool and guaranty fund accruals	0.2	0.2
Fixed assets	0.1	4.3
Other items	9.0	5.1

Total gross deferred income tax assets	479.5	507.5
Less valuation allowance	(304.0)	(310.4)

Total net deferred income tax assets	175.5	197.1

Deferred income tax liabilities related to:
Deferred acquisition costs	43.2	40.1
Net unrealized investment gains	33.9	50.0
Other items	4.8	5.8

Total deferred income tax liabilities	81.9	95.9

Net deferred tax asset	$93.6	$101.2

        OneBeacon's deferred tax assets are net of federal and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates. Of the $304.0 million valuation allowance at December 31, 2011, $297.1 million relates to deferred tax assets on net operating losses ("NOLs") in Luxembourg subsidiaries that are not expected to have significant income in the future and $6.9 million relates to deferred tax assets of Houston General Insurance Exchange, which files its own tax return. At December 31, 2010, the valuation allowance was $310.4 million of which $304.2 million related to deferred tax assets on NOLs in Luxembourg and $6.2 million related to deferred tax assets of Houston General Insurance Exchange. The change in the valuation allowance relates primarily to changes in foreign exchange rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Income Taxes (Continued)

        OneBeacon believes that, based upon its prior earnings history, expected future earnings and capacity for carry-back of losses, it is more likely than not that the deferred tax asset balances (net of valuation allowance) carried at December 31, 2011 and 2010 will be realized.

        Net operating loss carryforwards as of December 31, 2011 and the expiration dates are as follows:

	December 31, 2011
	United States	Luxembourg	Total
	($ in millions)
2012	$—	$—	$—
From years 2017 to 2021	0.4	—	0.4
From years 2022 to 2031	45.1	—	45.1
No expiration date	—	1,031.7	1,031.7

Totals	$45.5	$1,031.7	$1,077.2

Gross deferred tax asset	$15.8	$297.1	$312.9
Valuation allowance	(1.8)	(297.1)	(298.9)

Net deferred tax asset	$14.0	$—	$14.0

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

        On January 24, 2012, OneBeacon sold the issued and outstanding shares of common stock of OneBeacon Holdings (Luxembourg) S.à r.l. ("OB Lux") to White Sands Holdings (Luxembourg) S.à r.l ("White Sands"), a subsidiary of White Mountains, for $24.7 million. As a result of this sale, the Luxembourg NOL carryovers will no longer be available for use by OneBeacon. See Note 15 and Note 20.

        At December 31, 2011, there were U.S. net operating loss carryforwards of approximately $45.5 million, which begin to expire in 2021. Included in these tax losses are losses of $0.6 million subject to an annual limitation on utilization under Internal Revenue Code Section 382. Also included in these losses are NOLs of $5.4 million related to Houston General Insurance Exchange, a reciprocal, which files its own tax return. In addition, at December 31, 2011, OBFS had Low Income Housing Credit carryovers of $2.0 million, which expire in 2031, and alternative minimum tax credit carryovers of $1.4 million, which do not expire.

        Under ASC 740-10, recognition of the benefit of a given tax position is based upon whether or not a company determines that it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. In evaluating the more-likely-than-not recognition threshold, OneBeacon must presume that the tax position will be subject to examination by a taxing authority with full knowledge of all relevant information. If the recognition threshold is met, then the tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Permanent differences(1)	Temporary differences(2)	Interest and penalties(3)	Total
	($ in millions)
January 1, 2009	$51.8	$8.3	$6.9	$67.0
Changes in prior year tax positions	5.1	43.9	2.8	51.8
Tax positions taken during the current year	—	12.7	—	12.7
Lapse in statute of limitations	(1.0)	—	(0.2)	(1.2)
Settlements with tax authorities	(48.3)	2.2	(6.4)	(52.5)

December 31, 2009	$7.6	$67.1	$3.1	$77.8

Changes in prior year tax positions	—	(8.6)	1.6	(7.0)
Tax positions taken during the current year	—	—	—	—
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	—	—

December 31, 2010	$7.6	$58.5	$4.7	$70.8

Changes in prior year tax positions	—	—	1.9	1.9
Tax positions taken during the current year	—	(21.0)	—	(21.0)
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	—	—

December 31, 2011	$7.6	$37.5	$6.6	$51.7

(1)
Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

(2)
Represents the amount of unrecognized tax benefits that, if recognized would create a temporary difference between the reported amount of an item in OneBeacon's Consolidated Balance Sheet and its tax basis.

(3)
Net of tax benefit.

        If recognized, $14.2 million (tax plus interest and penalties) would be recorded as a reduction to income tax expense. Also included in the balance at December 31, 2011 are $37.5 million of tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

        OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2011, 2010 and 2009, OneBeacon recognized $1.9 million, $1.6 million and $(3.8) million, respectively, in interest expense (benefit), net of federal benefit. The balance of accrued interest at December 31, 2011 and 2010 is $6.6 million and $4.7 million, respectively, net of any tax benefit.

        With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005. On October 14, 2009, a settlement was reached with the IRS on the 2003 and 2004 federal tax examination, which resulted in an assessment of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Income Taxes (Continued)

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

        In October 2008, the IRS commenced examination of OneBeacon's U.S. income tax returns for 2005 and 2006. On January 5, 2011, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $19.6 million. OneBeacon disagrees with the adjustments proposed by the IRS and intends to defend its position. The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.

        On July 28, 2011, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2007, 2008 and 2009. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.

        The IRS also examined the U.S. income tax return filed by WM Belvaux S.à r.l., a Luxembourg company and a subsidiary of OneBeacon, for tax year 2007. On May 3, 2011, the exam was completed with no proposed adjustments.

        Net cash (refunds) payments for federal, state and non-U.S. income taxes, including tax sharing payments to related companies, totaled $(1.6) million, $(56.5) million and $5.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 8. Retirement Plans

        OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001 and former employees who had met the eligiblity requirements, as well as retirees. Current plans include the OneBeacon qualified pension plan (the "Qualified Plan") and the OneBeacon non-qualified pension plan (the "Non-qualified Plan") (collectively the "Plans").

        OneBeacon's Plans were frozen and curtailed in 2002 and, as a result, the projected benefit obligation is equal to the accumulated benefit obligation. The benefits for the Plans are based primarily on years of service and employees' compensation through December 31, 2002. Participants generally vest after five years of continuous service. OneBeacon's funding policy is consistent with the funding requirements of U.S. federal laws and regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Retirement Plans (Continued)

        The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the Plans at December 31, 2011 and 2010:

	December 31,
	2011	2010
	($ in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$110.2	$117.1
Service cost	0.8	0.8
Interest cost	5.2	6.0
Settlement gain	(0.6)	(2.2)
Special termination benefits expense	0.8	1.9
Assumption changes	7.7	6.6
Actuarial gain	(0.3)	(1.5)
Benefits and expenses paid with plan assets, net of participant contributions	(8.4)	(15.9)
Benefits paid directly by OneBeacon	(2.4)	(2.6)

Projected benefit obligation at end of year	$113.0	$110.2

Change in plan assets:
Fair value of plan assets at beginning of year	$133.0	$130.2
Actual return on plan assets	(3.8)	18.7
Employer contributions	—	—
Benefits and expenses paid, net of participant contributions	(8.4)	(15.9)

Fair value of plan assets at end of year	$120.8	$133.0

Funded status at end of year	$7.8	$22.8

        The funded status of the consolidated pension plans at December 31, 2011 was $7.8 million, which represents an over-funding of $34.3 million related to the Qualified Plan and an under-funding of $26.5 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $12.2 million in an irrevocable rabbi trust for the benefit of Non-qualified Plan participants. In accordance with GAAP, the assets held in the rabbi trust are not reflected in the funded status of the consolidated pension plans as presented.

        Amounts recognized in the financial statements as of December 31, 2011 and 2010 consist of:

	December 31,
	2011	2010
	($ in millions)
Net balance sheet asset recorded in other assets	$34.3	$50.3
Net balance sheet liability recorded in other liabilities	(26.5)	(27.5)

Net amount recognized in the financial statements	$7.8	$22.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Retirement Plans (Continued)

        Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	December 31,
	2011	2010
	($ in millions)
Projected benefit obligation	$26.5	$27.5
Accumulated benefit obligation	$26.5	$27.5
Fair value of plan assets	$—	$—

        Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

	December 31,
	2011	2010
	($ in millions)
Projected benefit obligation	$86.5	$82.7
Accumulated benefit obligation	$86.5	$82.7
Fair value of plan net assets(1)	$120.8	$133.0

(1)
Includes receivables related to securities sold, interest and dividends as well as payables related to securities purchased.

        The amounts recognized in accumulated other comprehensive income (loss) on a before tax basis for the years ended December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	($ in millions)
Accumulated other comprehensive income (loss) beginning balance	$0.5	$(8.5)
Increase (decrease) in accumulated other comprehensive income (loss):
Amortization of net actuarial losses recognized during the year	0.5	0.6
Net actuarial (losses) gains occurring during the year(1)	(18.2)	8.4
Other adjustments	0.5	—

Accumulated other comprehensive (loss) income ending balance	$(16.7)	$0.5

(1)
The years ended December 31, 2011 and 2010 include a $17.2 million decrease and an $8.9 million increase, respectively, in the overfunded status of the Plans driven by changes in the value of investment assets in the Qualified Plan.

        The amount in accumulated other comprehensive loss, on a before tax basis, that has not yet been recognized as a component of net periodic benefit cost for the year ended December 31, 2011 is attributable to net losses. During the year ended December 31, 2012, OneBeacon expects $0.7 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Retirement Plans (Continued)

        The components of net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 were as follows:

	December 31,
	2011	2010	2009
	($ in millions)
Service cost	$0.8	$0.8	$0.5
Interest cost	5.2	6.0	6.5
Expected return on plan assets	(7.6)	(7.3)	(6.3)
Amortization of prior service benefit	—	—	—
Amortization of unrecognized loss	0.5	0.6	1.6

Net periodic pension (income) cost before settlements, curtailments and special termination benefits	(1.1)	0.1	2.3
Settlement loss (gain)	0.5	(0.1)	—
Special termination benefits expense(1)	0.8	1.9	1.2

Total net periodic benefit cost	$0.2	$1.9	$3.5

(1)
Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

Assumptions

        The weighted average assumptions used to determine benefit obligations at December 31, 2011 and 2010 were:

	December 31,
	2011	2010
Discount rate	4.38%	4.94%

        The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2011 and 2010 were:

	December 31,
	2011	2010
Discount rate	4.94%	5.16%
Expected long-term rate of return on plan assets	5.75%	5.75%

        OneBeacon's discount rate assumptions used to account for the Plans reflect the rates at which the benefit obligations could be effectively settled. In addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and insurance company annuity contract pricings, consideration was given to cash flow matching analyses.

        OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its Qualified Plan assets at December 31, 2010 and 2009 to develop expected rates of return for 2011 and 2010 for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Retirement Plans (Continued)

Plan Assets

        The majority of the Qualified Plan's assets are managed by Prospector Partners, LLC ("Prospector"), a related party (see Note 15). The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.

        The investment management process integrates the risks and returns available in the investment arena with the risks and returns available to the Qualified Plan in establishing the proper allocation of invested assets. The asset classes may include fixed maturity, equity, convertible fixed maturity investments, and cash and short-term investments. The factors examined in establishing the appropriate investment mix include the outlook for risk and return in the various investment markets and sectors, and the long-term need for capital growth.

        The Qualified Plan's investments are stated at fair value. Many factors are considered in arriving at fair market value. In general, fixed maturity investments such as corporate bonds and government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. Shares of common and preferred stock are valued at quoted market prices when available. Convertible fixed maturity investments are valued based on quoted market prices, analysis of listed markets and use of sensitivity analyses. Registered investment companies are valued at the net asset value as reported by the fund at year-end.

        The fair value of the Qualified Plan's assets and their related inputs at December 31, 2011 and 2010 by asset category were as follows:

	Fair value at December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
Utilities	$2.4	$—	$2.4	$—

Fixed maturity investments	2.4	—	2.4	—

Short-term investments	3.1	3.1	—	—
Common equity securities:
Financials	9.5	9.5	—	—
Basic Materials	13.3	13.3	—	—
Consumer	19.4	19.4	—	—
Energy	8.8	8.8	—	—
Utilities	3.2	3.2	—	—
Other	18.0	18.0	—	—

Common equity securities	72.2	72.2	—	—

Convertible fixed maturity investments:
Financials	0.9	—	0.9	—
Basic Materials	4.7	—	4.7	—
Consumer	4.8	—	4.8	—
Energy	5.2	—	5.2	—
Utilities	1.5	—	1.5	—
Other	25.7	—	25.7	—

Convertible fixed maturity investments	42.8	—	42.8	—

Total	$120.5	$75.3	$45.2	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Retirement Plans (Continued)

	Fair value at December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
Preferred stocks	$0.5	$—	$0.5	$—

Fixed maturity investments	0.5	—	0.5	—

Short-term investments	2.0	2.0	—	—
Common equity securities:
Financials	11.1	11.1	—	—
Basic Materials	5.9	5.9	—	—
Consumer	13.4	13.4	—	—
Energy	10.0	10.0	—	—
Utilities	4.6	4.6	—	—
Other	29.5	29.5	—	—

Common equity securities	74.5	74.5	—	—

Convertible fixed maturity investments:
Financials	1.3	—	1.3	—
Basic Materials	15.9	—	15.9	—
Consumer	4.3	—	4.3	—
Energy	1.3	—	1.3	—
Utilities	4.1	—	4.1	—
Other	28.8	—	28.8	—

Convertible fixed maturity investments	55.7	—	55.7	—

Total	$132.7	$76.5	$56.2	$—

        There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2011 or 2010.

        The Qualified Plan's asset allocations at December 31, 2011 and 2010 by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2011	2010
Fixed maturity investments	2.0%	0.4%
Common equity securities	59.9	56.1
Convertible fixed maturity investments	35.5	42.0
Cash and short-term investments	2.6	1.5

Total	100.0%	100.0%

        As described above, the Qualified Plan's investment securities are exposed to various risks such as interest rate, market, and credit risks. Market prices of common equity securities, in general, are subject to fluctuations which would cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investee, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Retirement Plans (Continued)

security. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of fixed maturity and convertible fixed maturity investments, respectively. Additionally, fair values of interest rate sensitive instruments may be affected by the creditworthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the instrument and other general market conditions.

Cash Flows

        OneBeacon does not expect to make a contribution to its Qualified Plan in 2012. OneBeacon anticipates contributing $2.4 million to the Non-qualified Plan, for which OneBeacon has assets held in a rabbi trust.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments
($ in millions)
2012	$4.6
2013	5.0
2014	5.3
2015	5.7
2016	6.0
2017 - 2021	34.0

Other Benefit Plans

        OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of employees. The contributory plan provides qualifying employees with matching contributions of 50% of the first 6% of salary (subject to federal limits on allowable contributions in a given year). Total expense for the plan was $3.0 million, $3.8 million and $4.6 million, respectively, in the years ended December 31, 2011, 2010 and 2009, respectively. The employee savings plan includes an employee stock ownership component. See Note 9.

        OneBeacon had a post-employment benefit liability of $6.7 million and $7.9 million at December 31, 2011 and 2010, respectively.

NOTE 9. Employee Share-Based Incentive Compensation Plans

        The OneBeacon Long-Term Incentive Plan (the "Incentive Plan") provides for granting various types of share-based incentive awards including performance shares, performance units, options, share appreciation rights and restricted shares to certain key employees of OneBeacon. The Incentive Plan was adopted by the Board of Directors (the "Board") in October 2006. In 2007, the Board and shareholders approved the 2007 OneBeacon Long-Term Incentive Plan (the "2007 Incentive Plan"). The 2007 Incentive Plan provides for all of the awards referenced above as well as restricted stock units. Awards are granted under the 2007 Incentive Plan.

        OneBeacon's share-based compensation plans consist of performance shares, stock options granted in connection with the initial public offering, restricted stock units and restricted shares. OneBeacon's share-based compensation plans are designed to maximize shareholder value over long periods of time

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Employee Share-Based Incentive Compensation Plans (Continued)

by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. See "Performance Shares" below. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OneBeacon's deferred compensation plan. OneBeacon expenses the full cost of all its share-based compensation.

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

        For awards granted in February 2008, the Compensation Committee defined growth in intrinsic business value per share ("GIBVPS") to be a weighted measure comprised of growth in the adjusted book value per share and underwriting return on equity. The targeted performance goal for full payment of the outstanding performance shares granted during the year ended December 31, 2008 is the attainment of a GIBVPS of 11%. At a GIBVPS of 4% or less, no performance shares would be earned and at a GIBVPS of 18% or more, 200% of performance shares would be earned.

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

        For awards granted in February 2011, the Compensation Committee granted performance shares with a goal of GBVPS. The targeted performance goal for full payment of the outstanding performance shares granted during the year ended December 31, 2011 is the attainment of a GBVPS of 11%. At a GBVPS of 4% or less, no performance shares would be earned and at a GBVPS of 18% or more, 200% of performance shares would be earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Employee Share-Based Incentive Compensation Plans (Continued)

        The following summarizes performance share activity for OB Performance Shares for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011		2010		2009
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	1,464,295	$18.5	2,224,215	$15.1	2,212,313	$4.6
Payments and deferrals(1)(2)(3)(4)	(936,150)	(10.5)	(889,594)	(4.6)	(137,400)	—
New awards	194,900	—	270,691	—	379,085	—
Forfeitures and net change in assumed forfeitures	(80,378)	(0.5)	(141,017)	(2.2)	(229,783)	(0.5)
Expense recognized	—	2.2	—	10.2	—	11.0

End of period	642,667	$9.7	1,464,295	$18.5	2,224,215	$15.1

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

(4)
Performance share payments in 2009 for the 2007-2008 performance cycle were based upon a performance factor of 1.4%.

        The following summarizes performance shares outstanding and accrued performance share expense at December 31, 2011 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2009 - 2011	256,751	$7.7
2010 - 2012	244,248	1.2
2011 - 2013	151,563	0.9

Sub-total	652,562	9.8
Assumed forfeitures	(9,895)	(0.1)

Total at December 31, 2011	642,667	$9.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Employee Share-Based Incentive Compensation Plans (Continued)

        If 100% of the outstanding performance shares had been vested on December 31, 2011, the total additional compensation cost to be recognized would have been $2.3 million, based on current accrual factors (common share price and payout assumptions) at December 31, 2011.

        All performance shares earned and paid for the 2010-2012, 2009-2011, 2008-2010, 2007-2009 and 2007-2008 performance cycles were settled in cash or by deferral into OneBeacon's deferred compensation plan.

        At December 31, 2011, 256,751, 244,248 and 151,563 performance shares had been granted and remained outstanding under the Incentive Plan for the performance periods 2011-2013, 2010-2012 and 2009-2011, respectively.

Stock Options

        At December 31, 2011, the Company had 740,870 options outstanding to active employees, representing 0.8% of common shares outstanding. In November 2006, in connection with the initial public offering, OneBeacon issued 1,420,000 options to acquire common shares of the Company at an above-market fixed exercise price to certain key employees as a one-time incentive. The options vested in equal installments on each of the third, fourth and fifth anniversaries of their issuance. These options expire five and a half years from the anniversary of issuance. The fair value of each option award at grant date was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30.0%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5.0%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years. The options originally had a per share exercise price of $30.00. On May 27, 2008, the Compensation Committee adjusted the exercise price to $27.97 as a result of the $2.03 per share special dividend paid in the first quarter of 2008. On November 16, 2010, the Compensation Committee adjusted the exercise price to $25.47 as a result of the $2.50 per share special dividend paid in the third quarter of 2010.

        The compensation expense associated with the options and the incremental fair value of the award modifications was recognized ratably over the vesting period. The Company recognized compensation expense of $0.5 million, $0.9 million and $1.1 million in connection with these options during the years ended December 31, 2011, 2010 and 2009, respectively.

        The following summarizes option activity for the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011		2010		2009
	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense	Target options outstanding	Accrued expense
	($ in millions)
Beginning of year	768,652	$4.5	1,015,610	$3.6	1,237,872	$2.5
Forfeitures	(27,782)	—	(37,044)	—	(222,262)	—
Vested and expired(1)	—	—	(209,914)	—	—	—
Expense recognized	—	0.5	—	0.9	—	1.1

End of year	740,870	$5.0	768,652	$4.5	1,015,610	$3.6

(1)
During the year ended December 31, 2010, 209,914 options that vested as a result of the Commercial Lines Transaction and Personal Lines Transaction were unexercised and expired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Employee Share-Based Incentive Compensation Plans (Continued)

Restricted Stock Units

        The options granted in connection OneBeacon's initial public offering did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, during the first quarter of 2008, OneBeacon granted 116,270 Restricted Stock Units ("RSUs") to actively employed option holders. The RSUs were scheduled to vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in adjusted book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date.

        Consistent with the terms of the RSU plan, all three tranches of RSUs vested and were deferred into the non-qualified deferred compensation plan that will be paid out in May 2012 in cash or shares at the discretion of the Compensation Committee.

        The expense associated with the RSUs was recognized ratably over the vesting period. For the years ended December 31, 2011, 2010 and 2009, OneBeacon recognized expense of $0.1 million, $0.5 million and $0.6 million, respectively.

Restricted Shares

        On May 25, 2011, OneBeacon issued 630,000 shares of restricted stock to its CEO that vest in equal installments on February 22, 2014, 2015, 2016 and 2017. Concurrently with the grant of the restricted stock, 35,000 performance shares issued to the CEO for the 2011-2013 performance share cycle were forfeited. Performance share awards to the CEO for each of the next five years will be reduced by 35,000 shares. The restricted shares contain dividend participation features, and therefore, are considered participating securities. At December 31, 2011, the Company had 630,000 unvested restricted shares. During the year ended December 31, 2011, OneBeacon recognized $0.9 million in expense. As of December 31, 2011, the unrecognized compensation cost associated with the outstanding restricted share awards was $7.7 million, to be recognized ratably over the remaining vesting periods.

Other Share-Based Compensation

        OneBeacon sponsors a defined contribution plan, the OneBeacon 401(k) Savings and Employee Stock Ownership Plan ("KSOP"). Under the KSOP, participants have the ability to invest their balances in several different investment options, including the common shares of White Mountains and the common shares of the Company.

        The employee stock ownership component of the KSOP provides all participants with an annual base contribution in common shares of the Company equal to 3% of their salary, up to the applicable Social Security wage base (or $106,800 with respect to 2011). Additionally, those participants not otherwise eligible to receive certain other Company benefits can earn a variable contribution up to an additional 6% of their salary, capped at the annual covered compensation limits ($245,000 for 2011), contingent upon OneBeacon's performance. The variable contribution amounts earned by eligible participants constituted approximately 2%, 1% and 4%, respectively, of salary for the years ended December 31, 2011, 2010 and 2009. OneBeacon has recorded $6.0 million, $2.9 million and $10.7 million, respectively, in compensation expense to pay benefits and allocate common shares to participants' accounts for the years ended December 31, 2011, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Employee Share-Based Incentive Compensation Plans (Continued)

        As of December 31, 2011 and 2010, the KSOP owned less than 3% of either of the total White Mountains common shares outstanding or the total Company common shares outstanding. All common shares held by the KSOP are considered outstanding for earnings (loss) per share computations.

        As of December 31, 2011, the Company has no outstanding share appreciation rights.

NOTE 10. Common Shareholders' Equity

Common Shares Repurchased and Retired

        On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the year ended December 31, 2011, no shares were repurchased. During the year ended December 31, 2010, the Company repurchased and retired 0.7 million of its Class A common shares under this authorization for $10.5 million. The average cost per share repurchased was $14.42. During the year ended December 31, 2009, no shares were repurchased. See Note 18 for discussion regarding the share repurchase authorization.

Dividends on Common Shares

        During the year ended December 31, 2011, the Company declared and paid cash dividends totaling $174.8 million, or $1.84 per common share, including $79.7 million, or $0.84 per common share, of regular quarterly cash dividends and $95.1 million, or $1.00 per common share, of a special dividend. During the year ended December 31, 2010, the Company declared and paid cash dividends totaling $315.6 million, or $3.34 per common share, including $79.5 million, or $0.84 per common share, of regular quarterly cash dividends and $236.1 million, or $2.50 per common share, of a special dividend. During the year ended December 31, 2009, the Company declared and paid cash dividends totaling $79.9 million, or $0.84 per common share. See Note 20 for further information regarding dividends.

Accumulated Other Comprehensive Income (Loss)

        For the year ended December 31, 2009, OneBeacon recorded the after tax change in the fair value of the interest rate swap related to the mortgage loan of $6.8 million ($3.6 million of tax expense) as a change to accumulated other comprehensive income (loss). See Note 6 for further information.

        For the years ended December 31, 2011, 2010 and 2009, OneBeacon recorded the after tax change in its pension of $(11.2) million ($6.0 million of tax benefit), $5.8 million ($3.1 million of tax expense) and $12.1 million ($6.5 million of tax expense), respectively, as a change to accumulated other comprehensive income (loss). See Note 8 for further information.

NOTE 11. Statutory Capital and Surplus

        OneBeacon's insurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. Statutory Capital and Surplus (Continued)

than shareholders. Most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners uses risk-based capital ("RBC") standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2011, OneBeacon's active insurance operating subsidiaries met their respective RBC requirements.

        OneBeacon's combined policyholders' surplus as reported to various regulatory authorities as of December 31, 2011 and 2010 was $1.0 billion and $1.1 billion, respectively. OneBeacon's combined statutory net income for the years ended December 31, 2011, 2010 and 2009 was $119.6 million, $257.2 million and $210.5 million, respectively. The principal differences between OneBeacon's combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes, market value adjustments for debt securities and recognition of pension plans. OneBeacon's insurance subsidiaries' statutory policyholders' surplus at December 31, 2011 was in excess of the minimum requirements of relevant state insurance regulations.

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

        Generally, OneBeacon's regulated insurance operating subsidiaries have the ability to pay dividends during any twelve month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OneBeacon's top tier regulated insurance operating subsidiaries have the ability to pay $103 million of dividends during 2011, subject to the availability of unassigned funds. At December 31, 2011, OneBeacon's top tier regulated insurance operating subsidiaries had approximately $0.7 billion of unassigned funds. At December 31, 2011, OneBeacon had approximately $200 million of net unrestricted cash, short-term investments and fixed maturity investments and approximately $30 million of common equity securities and convertible fixed maturity investments outside of its regulated insurance operating subsidiaries.

        During the year ended December 31, 2011, OneBeacon's top tier regulated operating subsidiaries distributed $150.0 million of extraordinary dividends to OneBeacon Insurance Group LLC ("OneBeacon LLC"). During the year ended December 31, 2010, OneBeacon's top tier regulated operating subsidiaries distributed $776.0 million of dividends, including $71.0 million of ordinary dividends, $535.0 million of extraordinary dividends and $170.0 million representing return of capital to OneBeacon LLC. During the year ended December 31, 2009, OneBeacon's top tier regulated operating subsidiaries distributed $80.0 million of ordinary dividends to OneBeacon LLC. During the years ended December 31, 2011, 2010 and 2009, OneBeacon's unregulated operating subsidiaries paid $4.3 million, $8.3 million and $11.9 million, respectively, of dividends to their immediate parent.

        As described in Note 10, during the year ended December 31, 2011, the Company declared and paid cash dividends totaling $174.8 million, including $79.7 million of regular quarterly cash dividends and $95.1 million of a special dividend. During the year ended December 31, 2010, the Company declared and paid cash dividends totaling $315.6 million, including $79.5 million of regular quarterly cash dividends and $236.1 million of a special dividend. During the year ended December 31, 2009, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. Statutory Capital and Surplus (Continued)

Company declared and paid cash dividends totaling $79.9 million consisting entirely of regular quarterly cash dividends. See Note 20 for further information regarding dividends.

NOTE 12. Segment Information

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

        The Specialty Insurance Operations segment is comprised of twelve underwriting units that are aggregated into three major underwriting units for financial reporting: MGA Business, Specialty Industries and Specialty Products, representing an aggregation of OneBeacon's specialty businesses based on those that are distributed through MGAs, those that are targeted to specific industries and those that offer targeted products. Currently, OneBeacon's specialty lines products relate to professional liability, marine, collector cars and boats, technology, property and inland marine, excess property, group accident, entertainment, sports and leisure, excess environmental, public entities, energy and tuition refund. In determining the aggregation of OneBeacon's specialty businesses, management considered many factors, including the nature of its insurance products and services and the production processes, the types or classes of customers, methods of distribution and the regulatory environment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Segment Information (Continued)

        Financial information for OneBeacon's segments follows:

	Specialty Insurance Operations	Other Insurance Operations	Investing, Financing and Corporate Operations	Total
	($ in millions)
Year ended December 31, 2011
Earned premiums	$1,012.1	$3.4	$—	$1,015.5
Loss and LAE	(548.4)	(32.5)	—	(580.9)
Policy acquisition expenses	(221.0)	2.0	—	(219.0)
Other underwriting expenses	(162.2)	(11.1)	—	(173.3)

Total underwriting income (loss)	80.5	(38.2)	—	42.3

Net investment income	—	—	71.4	71.4
Net realized and unrealized investment gains	—	—	10.6	10.6
Net other revenues (expenses)	0.6	1.6	(12.9)	(10.7)
General and administrative expenses	(1.7)	—	(8.1)	(9.8)
Interest expense on debt	—	—	(20.5)	(20.5)

Pre-tax income (loss) from continuing operations	$79.4	$(36.6)	$40.5	$83.3

Year ended December 31, 2010
Earned premiums	$979.2	$424.7	$—	$1,403.9
Loss and LAE	(539.6)	(318.6)	—	(858.2)
Policy acquisition expenses	(212.7)	(98.9)	—	(311.6)
Other underwriting expenses	(163.6)	(69.5)	—	(233.1)

Total underwriting income (loss)	63.3	(62.3)	—	1.0

Net investment income	—	—	96.6	96.6
Net realized and unrealized investment gains	—	—	74.6	74.6
Net other revenues (expenses)	2.7	18.7	(11.8)	9.6
General and administrative expenses	(2.3)	(0.1)	(10.6)	(13.0)
Interest expense on debt	—	—	(29.6)	(29.6)

Pre-tax income (loss) from continuing operations	$63.7	$(43.7)	$119.2	$139.2

Year ended December 31, 2009
Earned premiums	$917.9	$940.9	$—	$1,858.8
Loss and LAE	(403.0)	(602.3)	—	(1,005.3)
Policy acquisition expenses	(204.1)	(172.2)	—	(376.3)
Other underwriting expenses	(151.4)	(157.1)	—	(308.5)

Total underwriting income	159.4	9.3	—	168.7

Net investment income	—	—	125.5	125.5
Net realized and unrealized investment gains	—	—	248.6	248.6
Net other revenues (expenses)	3.5	23.2	(3.6)	23.1
General and administrative expenses	(2.6)	—	(10.5)	(13.1)
Interest expense on debt	—	—	(39.7)	(39.7)
Accretion of fair value adjustment to loss and LAE reserves	—	(5.4)	—	(5.4)

Pre-tax income from continuing operations	$160.3	$27.1	$320.3	$507.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Segment Information (Continued)

	Specialty Insurance Operations	Other Insurance Operations	Investing, Financing and Corporate Operations	Total
	($ in millions)
December 31, 2011
Total investments	$—	$—	$2,707.6	$2,707.6
Reinsurance recoverable on paid and unpaid losses	62.7	2,121.3	—	2,184.0
Deferred acquisition costs	123.3	0.2	—	123.5
Ceded unearned premiums	10.5	0.2	—	10.7
Loss and LAE reserves	868.6	2,490.0	—	3,358.6
Unearned premiums	525.6	2.4	—	528.0
Debt	—	—	269.7	269.7
December 31, 2010
Total investments	$—	$—	$3,266.0	$3,266.0
Reinsurance recoverable on paid and unpaid losses	60.1	1,877.6	—	1,937.7
Deferred acquisition costs	111.3	3.2	—	114.5
Ceded unearned premiums	10.8	103.1	—	113.9
Loss and LAE reserves	841.5	2,454.0	—	3,295.5
Unearned premiums	475.3	152.2	—	627.5
Debt	—	—	419.6	419.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Segment Information (Continued)

        The following tables provide net written premiums, earned premiums and ratios for OneBeacon's insurance operations by segment and in total, as well as for the three major underwriting units within Specialty Insurance Operations, for the years ended December 31, 2011, 2010 and 2009:

($ in millions)	MGA Business	Specialty Industries	Specialty Products	Specialty Insurance Operations	Other Insurance Operations	Total
Year ended December 31, 2011
Net written premiums	$288.4	$376.9	$397.4	$1,062.7	$0.2	$1,062.9
Earned premiums	276.6	349.3	386.2	1,012.1	3.4	1,015.5
Ratios:
Loss and LAE	48.0%	51.7%	60.8%	54.2%	n/m	57.2%
Expense	42.4	38.2	34.3	37.9	n/m	38.6

Total GAAP combined	90.4%	89.9%	95.1%	92.1%	n/m	95.8%

Year ended December 31, 2010
Net written premiums	$269.2	$317.6	$401.2	$988.0	$171.0	$1,159.0
Earned premiums	266.0	302.2	411.0	979.2	424.7	1,403.9
Ratios:
Loss and LAE	49.8%	54.0%	59.2%	55.1%	75.0%	61.1%
Expense	41.4	41.8	33.9	38.4	39.7	38.8

Total GAAP combined	91.2%	95.8%	93.1%	93.5%	114.7%	99.9%

Year ended December 31, 2009
Net written premiums	$256.7	$292.3	$397.2	$946.2	$871.6	$1,817.8
Earned premiums	236.9	$288.5	392.5	917.9	940.9	1,858.8
Ratios:
Loss and LAE	49.7%	48.0%	37.3%	43.9%	64.0%	54.1%
Expense	42.1	41.5	34.8	38.7	35.0	36.8

Total GAAP combined	91.8%	89.5%	72.1%	82.6%	99.0%	90.9%

(1)
As Other Insurance Operations consists of business in run-off, GAAP ratios are not meaningful for the 2011 period.

Note 13. Variable Interest Entities

Reciprocals

        Reciprocals are policyholder-owned insurance carriers organized as unincorporated associations. Each policyholder insured by the reciprocal shares risk with the other policyholders. Policyholders share profits and losses in the same proportion as the amount of insurance purchased but are not subject to assessment for net losses of the reciprocal.

        OneBeacon had capitalized three reciprocals by loaning funds to them in exchange for surplus notes. In 2002, OneBeacon formed NJSM to provide management services for a fee to NJSIA, a reciprocal, and its wholly-owned subsidiary New Jersey Skylands Insurance Company (together, "New Jersey Skylands Insurance"). New Jersey Skylands Insurance was capitalized with a $31.3 million surplus note issued to OneBeacon in 2002. OneBeacon also loaned $0.2 million to New Jersey Skylands

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Variable Interest Entities (Continued)

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

        Subsequent to the Personal Lines Transaction, Houston General Insurance remains as OneBeacon's only reciprocal. At December 31, 2011 and 2010, consolidated amounts related to Houston General Insurance included total assets of $105.9 million and $118.0 million, respectively, and total liabilities of $126.2 million and $136.2 million, respectively. At December 31, 2011, the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses of $20.3 million which includes accrued interest on the surplus note of $17.0 million which eliminates in consolidation.

NOTE 14. Fair Value of Financial Instruments

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

        The fair values of the fixed-rate, long-term indebtedness were estimated by using quoted market prices. Considerable judgment is required to develop such estimates of fair value. Therefore, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Fair Value of Financial Instruments (Continued)

estimate provided herein is not necessarily indicative of the amounts that could be realized in a current market exchange.

        At December 31, 2011 and 2010, the fair value of OneBeacon's Senior Notes (its fixed-rate, long-term indebtedness) was $277.3 million and $435.1 million, respectively, which compared to a carrying value of $269.7 million and $419.6 million, respectively.

NOTE 15. Related Party Disclosures

White Mountains

        During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company's common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2011, White Mountains owned 75.5% of the Company's outstanding common shares.

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

        For the years ended December 31, 2011, 2010 and 2009, OneBeacon recorded expenses of $0.4 million, $0.4 million and $0.6 million, respectively, and recorded revenues of $2.4 million, $2.3 million and $2.6 million, respectively, for services under the Separation Agreement that OneBeacon received from or provided to White Mountains and its subsidiaries.

        In February 2012, the Separation Agreement was amended (the "Amendment") to provide for the delivery of a broader range of services from White Mountains to OneBeacon and to increase the rates at which certain services are provided to cost plus 10% for tax reporting purposes as required by Internal Revenue Code Section 482. The Amendment is solely for tax reporting purposes and OneBeacon will not pay White Mountains for the provision of these services. OneBeacon will deduct

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. Related Party Disclosures (Continued)

the value of the services from its annual tax returns, and will pay White Mountains an amount equal to the value of the annual tax benefit. For the year ended December 31, 2011, OneBeacon will deduct $0.3 million and will derive a tax benefit of $0.1 million from the deduction, resulting in a payment to White Mountains for that amount when OneBeacon files its 2011 federal tax return.

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

Investment Management Agreement with WM Advisors

        Prior to the initial public offering, White Mountains Advisors LLC ("WM Advisors") managed the majority of OneBeacon's investments, including the investments of the employee benefit plan portfolios. Prospector served as a discretionary advisor with respect to certain assets, specifically publicly- traded common equity and convertible securities, through a sub-advisory agreement with WM Advisors.

        Pursuant to a Master Investment Management Agreement dated as of October 1, 2010, as amended (the "Master Investment Management Agreement"), WM Advisors supervises and directs the fixed income and other investments portions of OneBeacon's investment portfolio in accordance with the investment objectives, policies and restrictions described in OneBeacon's investment guidelines (the "Investment Guidelines"). The Master Investment Management Agreement replaced agreements dated as of November 2006 and 2007 entered into subsequent to the initial public offering.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. Related Party Disclosures (Continued)

acceptable to WM Advisors. The agreement is terminable by WM Advisors or OneBeacon upon 60 days prior written notice.

        OneBeacon is responsible for custodial arrangements and the payment of all custodial charges and fees. OneBeacon has agreed to pay annual investment management fees generally based on the quarter-end market values held under custody as set forth in the table below:

Assets Under Management	Annual Fee
Investment Grade Fixed Income:
—Up to $1 billion	10.0 basis points
—Next $1 billion	8.5 basis points
—Next $3 billion	7.5 basis points
—Greater than $5 billion	2.5 basis points
High Yield	25.0 basis points
Equities	100.0 basis points
Hedge Funds	100.0 basis points
Private Equities & Deferreds
First 2 years of fund's life (committed)	100.0 basis points
Thereafter (fair value)	100.0 basis points
Affordable housing credit funds
First year of fund's life (committed)	100.0 basis points
Thereafter (fair value)	10.0 basis points

        Prior to October 2010, the fee schedule was as follows:

Assets Under Management	Annual Fee
Investment Grade Fixed Income:
—Up to $999 million	10.0 basis points
(0.1% or 0.001)
—Next $1 - $1.999 billion	8.5 basis points
—Amounts over $2 billion	7.5 basis points
High Yield Fixed Income	25.0 basis points
Fully Funded Hedge Funds, Limited Partnerships and Limited Liability Companies	100.0 basis points
Private Equities & Deferreds
First 2 years of fund's life (committed)	100.0 basis points
Thereafter (fair value)	100.0 basis points

        OneBeacon incurred $3.9 million, $5.8 million and $6.9 million, respectively, in total fees for investment management services provided by WM Advisors under these investment management agreements during the years ended December 31, 2011, 2010 and 2009. WM Advisors is paid a quarterly fee for treasury management services computed at the annual rate of 1.75 basis points (0.0175%) of the aggregate value of net assets on an annual basis. OneBeacon incurred $0.5 million, $0.6 million and $0.7 million, respectively, in treasury management fees during the years ended December 31, 2011, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. Related Party Disclosures (Continued)

OBH Guarantee

        White Mountains provides an irrevocable and unconditional guarantee as to the payment of principal and interest (the "Guarantee") on the OBH 5.875% Senior Notes due 2013. See Note 6.

        In consideration of this Guarantee, OneBeacon has agreed to pay a specified fee to White Mountains in the amount of 25 basis points per annum on the outstanding principal amount of the Senior Notes. Such payment will be made on a semi-annual basis in arrears. OneBeacon has further agreed that if One Beacon or White Mountains' voting interest in the Company ceases to represent more than 50% of all of OneBeacon's voting securities, OneBeacon is obligated to seek to redeem, exchange or otherwise modify the Senior Notes in order to fully and permanently eliminate White Mountains' obligations under the Guarantee (the "Guarantee Elimination"). White Mountains has agreed to provide written notice to OneBeacon when its voting interest in the Company has been reduced below 50%. OneBeacon shall have 180 days from the receipt of such notification to complete the Guarantee Elimination. If the Guarantee Elimination is not completed within the initial 180-day period, the Guarantee fee shall increase by 200 basis points. The Guarantee fee shall further increase by 100 basis points for each subsequent 90-day period thereafter, up to a maximum Guarantee fee of 425 basis points, until the Guarantee Elimination has been completed. All expenses associated with the elimination of the Guarantee will be borne by OneBeacon. The Company incurred $0.9 million, $1.3 million and $1.7 million, respectively, in fees for the provision of the Guarantee during the years ended December 31, 2011, 2010 and 2009.

        The indenture documents governing the Senior Notes provide that if OneBeacon or White Mountains as guarantor of the Senior Notes defaults under a credit agreement, mortgage or similar debt agreement with a principal amount greater than $25 million, and such default results in the acceleration of such debt, there is a default under the Senior Notes (commonly referred to as a "cross default"). Such a default would result in a trigger of the cross default provisions in the indenture documents governing the Senior Notes resulting in a required repayment of the Senior Notes.

Sale of OneBeacon Holdings (Luxembourg) S.á r.l. to White Mountains

        On January 24, 2012, OneBeacon Holdings Gibraltar Limited, an indirect wholly-owned subsidiary of the Company ("OneBeacon Gibraltar"), sold all of the issued and outstanding shares of OB Lux to White Sands, an indirect wholly-owned subsidiary of White Mountains, for $24.7 million, or $14.0 million over book value of $10.7 million. See Note 20.

Sale of Esurance

        On October 7, 2011, White Mountains completed the sale of Esurance Insurance and Answer Financial Inc. and its subsidiaries to The Allstate Corporation for a cash payment of $1.0 billion, which was equal to $700 million plus the estimated pro forma tangible book value at closing of the legal entities sold of approximately $310 million (the "Esurance Transaction"). Accordingly, effective as of the closing date of the Esurance Transaction, White Mountains ceased to own the Esurance business and it is no longer considered a related party to OneBeacon.

Esurance Trust

        As part of the Esurance Transaction, OBIC established and funded a reinsurance trust for the benefit of Esurance Insurance Company ("EIC") and Esurance Insurance Company of New Jersey

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. Related Party Disclosures (Continued)

("EICNJ"), entities that were transferred by OBIC to Esurance during the period 2003-2006, to collateralize certain known liabilities that OBIC remains liable for notwithstanding the transfer of EIC and EICNJ. As of December 31, 2011, there were $34.3 million of assets in the trust supporting the liabilities. Annual fees for the trust are approximately $22,000. For the year ended December 31, 2011, OneBeacon incurred approximately $22,000 in trustee fees with respect to the trust, which are reimbursable by White Mountains.

Esurance Claims Administration Services

        Esurance Insurance Services, Inc., a subsidiary of White Mountains until the Esurance Transaction, and NJSM, a subsidiary of the Company until July 2010 when it was sold as part of the Personal Lines Transaction, entered into a Transition Services Agreement (the "Transition Services Agreement") dated as of June 28, 2007 and a related Termination Agreement (the "Termination Agreement") dated as of the same date. The Termination Agreement terminated a Claims Administration Agreement dated as of February 1, 2005 between Esurance Insurance and NJSM pursuant to which NJSM had been providing claims administration services to Esurance Insurance in the State of New Jersey. Pursuant to the Transition Services Agreement, NJSM provided certain transition services to Esurance Insurance during the period from July 2, 2007 through May 2009. NJSM provided the following services to Esurance Insurance pursuant to the Transition Services Agreement: facilities and building services (cubicles, office furniture, common space, conference rooms, telecommunications equipment and services, building management services and mailroom services) and IT services (network connections and voice and telecommunications services). For the year ended December 31, 2009, Esurance Insurance paid NJSM $0.1 million under the Transition Services Agreement.

Esurance Insurance Claims Counsel Services

        From time to time until the Esurance Transaction, the Company provided staff counsel services to Esurance Insurance. The Company's staff counsel defended Esurance Insurance policyholders when the policyholders were sued by third-party tort plaintiffs arising from automobile accidents. The hourly cost of the staff counsels' time was charged to Esurance Insurance. For the year ended December 31, 2009, OBIC billed Esurance Insurance $0.1 million for counsel services.

Esurance Sublease

        OBIC subleases to Esurance Insurance approximately 4,200 square feet of an approximately 14,000 square foot office facility in Brooklyn, NY. The sublease term commenced August 15, 2008 and terminates on November 29, 2014. Esurance Insurance has the option to sublease an additional 3,000 square feet of the office space if available on the same terms and conditions as the original sublease except that the monthly rental payment would increase. In addition, Esurance Insurance has the right of first refusal on the remainder of the office space on terms and conditions to be agreed upon by the parties. During each of the years ended December 31, 2011, 2010 and 2009, Esurance Insurance paid OBIC $0.2 million for the office space.

Esurance Brokerage Commission

        During the year ended December 31, 2009, AutoOne assisted Esurance Insurance with the sale of approximately $5 million of excess 2009 New York take-out credits and received a fee of $15,000. Various states have assigned risks pools which provide automobile insurance for individuals unable to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. Related Party Disclosures (Continued)

secure coverage in the voluntary market. Insurers are obligated to accept future assignments from state assigned risk pools as a condition of maintaining a license to write automobile business in the state. However, insurers may satisfy their assigned risk obligations by utilizing various credits (including take-out credits).

Sale of HCIC to Esurance Holdings, Inc.

        During the third quarter of 2006, OneBeacon sold one of its inactive licensed subsidiaries, Homeland Central Insurance Company ("HCIC"), to Esurance Holdings, a subsidiary of White Mountains until the Esurance Transaction. HCIC was renamed EICNJ. In connection with the sale, Esurance Holdings agreed to pay $2.9 million of the total purchase price in periodic annual installments based upon a percentage of an annually recognized tax benefit with respect to premium tax in the state of New Jersey. In the event of a sale of Esurance Holdings to a third party, the remainder of the tax benefit would become due and payable to OneBeacon. Because of the license held by HCIC in New Jersey, EICNJ was entitled to a tax benefit that resulted in a reduction in the amount of annual state premium tax due on premiums written in New Jersey. For the years ended December 31, 2011, 2010 and 2009, after the filing of its New Jersey premium tax return each year, EICNJ paid OneBeacon $1.2 million, $0.6 million and $0.4 million respectively. In connection with the closing of the Esurance Transaction, EICNJ paid OneBeacon $0.6 million, representing payment in full of the remainder of the tax benefit.

OFAC Compliance Services Agreement between OneBeacon Insurance Company and Esurance Insurance Company

        The U.S. Department of the Treasury Office of Foreign Assets Control ("OFAC") rules prohibit U.S. businesses from providing services to terrorists, drug traffickers, and others engaged in activities related to the proliferation of weapons of mass destruction and threats to the national security, foreign policy or economy of the United States in order to enforce U.S. foreign policy including economic and trade sanctions. In November 2009, OBIC entered into an OFAC Compliance Services Agreement with Esurance companies pursuant to which OBIC would continue to assist Esurance companies with compliance with OFAC rules and regulations. Prior to entry into the OFAC Compliance Services Agreement, OBIC provided OFAC compliance services to Esurance companies pursuant to the Separation Agreement. The fees paid by Esurance companies to OBIC pursuant to the Separation Agreement are included under "Related Party Disclosures—Separation Agreement" above. This agreement was terminated in August 2010.

Tax Payment by OneBeacon U.S. Financial Services, Inc. to Sirius Re Holdings, Inc.

        Certain members of the Sirius Re Holdings, Inc. ("Sirius Re") group were part of OBFS' consolidated tax group in 2004. After leaving the group in November 2004, a tax loss was incurred in 2005 that could be carried back to the OBFS 2004 tax return. The carryback generated a refund of $25.6 million from the IRS that was paid to Sirius Re upon receipt in 2006. As a result of the settlement of the federal income tax examination for 2004, additional 2005 losses were used to reduce the additional tax payment due to the IRS. OBFS paid Sirius Re $1.7 million in December 2009 for these additional losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. Related Party Disclosures (Continued)

Tax Payment from WM Advisors to OneBeacon U.S. Financial Services, Inc.

        In December 2009, WM Advisors made a tax payment to OBFS in connection with the settlement of the federal income tax examination for 2003 and 2004 in the amount of $3.2 million.

Tax Payment from OneBeacon U.S. Financial Services, Inc. to White Mountains, Inc.

        In December 2009, OBFS made a payment to White Mountains, Inc., which was sold as part of the Esurance Transaction, in connection with the settlement of the federal income tax examination for 2003 and 2004 in the amount of $0.5 million.

Purchase of State Premium Tax Credits

        In September 2010, OneBeacon America Insurance Company, the Employers' Fire Insurance Company and Pennsylvania General Insurance Company purchased $1.2 million of Connecticut premium tax credits from White Mountains Specialty Underwriting, Inc., formerly Folksamerica Specialty Underwriting, Inc., for approximately $1.0 million. In May and June 2008, respectively, OneBeacon Midwest Insurance Company and the Employers' Fire Insurance Company purchased $1.1 million of Connecticut premium tax credits from White Mountains Capital, Inc. and Folksamerica Holding Company, Inc., now known as Sirius International Holding Company, Inc., for approximately $0.9 million.

Federal Insurance Indemnity

        In December 2003, White Mountains and Fund American Companies, Inc., now OBH, entered into a General Agreement of Indemnity with Federal Insurance Company ("Federal"), under which Federal agreed to execute judicial and similar bonds on behalf of White Mountains and OBH and their respective subsidiaries. Under the General Agreement of Indemnity, White Mountains and OBH agreed to jointly and severally indemnify Federal for any losses under the bonds. Included within the Separation Agreement is a provision under which each of White Mountains and the Company will indemnify the other for losses arising out of or in connection with bonds to the extent for the benefit of White Mountains or the Company, respectively. As of November 2006, the Company entered into a new agreement with Federal providing a similar bonding capacity to which White Mountains is not a party. At December 31, 2011, 2010 and 2009, total exposure under the General Agreement of Indemnity for outstanding bonds was $1.1 million, $1.5 million and $1.6 million, respectively, of which $1.1 million, $1.4 million and $1.3 million, respectively, related to bonds issued on behalf of OBH or its subsidiaries.

Prospector

Investment Management Agreement with Prospector

        Prior to the initial public offering, Prospector managed most of the publicly-traded common equity and convertible securities in OneBeacon's portfolio, as well as certain assets of the employee benefit plan portfolios, through a sub-advisory agreement with WM Advisors.

        In connection with the initial public offering, OneBeacon entered into an investment management agreement with Prospector in November 2006, as amended in November 2007, pursuant to which Prospector supervises and directs the publicly-traded common equity and convertible securities portion of OneBeacon's investment portfolio in accordance with the investment objectives, policies and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. Related Party Disclosures (Continued)

restrictions described in OneBeacon's investment guidelines. The investment management agreement was renewed in March 2011, and as amended in December 2011, upon the same terms and conditions as the November 2006 agreement.

        Prospector served as a discretionary advisor to WM Advisors under sub-advisory agreements with respect to specified assets in OneBeacon's employee benefit plan portfolios until the fourth quarter of 2009. As described above under "Related Party Disclosures—WM Advisors", in November 2009, WM Advisors terminated the investment management agreements pursuant to which WM Advisors provided services with respect to the employee benefit plan portfolios. Effective as of November 1, 2009, the Qualified Plan entered into a new investment management agreement with Prospector with respect to the management of the plan assets. Effective as of December 1, 2009, OneBeacon entered into a new investment management agreement with Prospector with respect to the management of two proprietary funds under the KSOP.

        In December 2010, OneBeacon and Prospector entered into an investment management agreement pursuant to which Prospector supervises and directs the assets held in trust to fund the Company's obligations under the Non-qualified Plan. The terms of the agreement are substantially similar to the terms of the March 2011 agreement.

        Under the agreements, Prospector has discretion and authority with respect to the portfolios it manages for OneBeacon that are substantially similar to WM Advisors' discretion and authority under its agreements. The assets of OneBeacon's portfolios are held in one or more separately identifiable accounts in the custody of a bank or similar entity designated by OneBeacon and acceptable to Prospector. OneBeacon is responsible for custodial arrangements and the payment of all custodial charges and fees.

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

        For the years ended December 31, 2011, 2010 and 2009, OneBeacon incurred $1.9 million, $2.0 million and $3.6 million, respectively, in fees for investment management services provided by Prospector. For the years ended December 31, 2011 and 2010, the employee benefit plans incurred $1.4 million and $1.5 million, respectively, in fees for investment management services provided by Prospector.

        Richard P. Howard, a portfolio manager of Prospector, is a director of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. Related Party Disclosures (Continued)

Prospector Managed Limited Partnerships

        At December 31, 2011 and 2010, OneBeacon had $42.9 million and $43.3 million, respectively, invested in limited partnerships managed by Prospector. Under the limited partnership agreements, Prospector serves as general partner and general manager of the funds and is paid a management fee by OneBeacon. In addition, OneBeacon allocates a portion of its earnings from OneBeacon's limited partnership interests to Prospector as an incentive fee. For each of the years ended December 31, 2011, 2010 and 2009, OneBeacon incurred $0.4 million in management fees and $0, $0.4 million and $0.3 million, respectively, in incentive fees.

NOTE 16. Commitments and Contingencies

Leases

        OneBeacon leases certain office space under noncancellable operating leases expiring at various dates through 2020. Net rental expense for all of OneBeacon's locations was approximately $13.1 million, $18.5 million and $20.3 million, respectively, for the years ended December 31, 2011, 2010 and 2009. OneBeacon's future annual minimum rental payments required under noncancellable leases primarily for office space are $8.0 million, $5.6 million, $4.1 million, $3.2 million and $6.3 million for 2012, 2013, 2014, 2015 and 2016 and thereafter, respectively. As of December 31, 2011, OneBeacon has accrued $1.4 million net of anticipated sub-lease income for leased space which OneBeacon has ceased using.

        As described in Note 1, OBIC sold the majority of its fixed assets and capitalized software to OB Services at a cost equal to book value with no gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp and Fifth Third whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OB Services received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OB Services will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer to OB Services. In accordance with ASC 840, OBIC recorded the sale of the assets with no gain or loss recognized while OB Services has recorded a capital lease obligation of $23.1 million included within other liabilities and a capital lease asset of $22.9 million included within other assets as of December 31, 2011. The underlying assets will continue to be depreciated over their respective useful lives. OB Services' future annual minimum rental payments are $5.3 million for each of the years ended December 31, 2012, 2013, 2014 and 2015 and $1.9 for the year ended December 31, 2016.

        OneBeacon also has various other lease obligations which are immaterial in the aggregate.

Other Investments

        OneBeacon has future binding commitments to fund certain limited partnership investments which do not have fixed funding dates and totaled $16.1 million as of December 31, 2011. OneBeacon's future binding commitments to fund an investment in a tax advantaged federal affordable housing development fund are $7.3 million and $2.8 million, respectively, for 2012 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Commitments and Contingencies (Continued)

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

Guaranty Funds

        Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. In accordance with ASC 405, OneBeacon's insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary's policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2011, the reserve for such assessments at OneBeacon's insurance subsidiaries totaled $16.0 million.

Legal Contingencies

        OneBeacon, and the insurance industry in general, are routinely subject to claims related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or directly relate to, claims activity.

        OneBeacon's estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE. See Note 3.

        Except as noted below, OneBeacon is not a party to any material non-claims litigation or arbitration. OneBeacon considers the requirements of ASC 450 when evaluating its exposure to non-claims related litigation and arbitration. ASC 450 requires that accruals be established for litigation and arbitration if it is probable that a loss has been incurred and it can be reasonably estimated. ASC 450 also requires that litigation and arbitration be disclosed if it is probable that a loss has been incurred or if there is a reasonable possibility that a loss may have been incurred.

        In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as "Plaintiffs"), in their capacity as trustees for certain senior notes issued by the Tribune Company ("Tribune"), filed lawsuits in various jurisdictions against numerous defendants including OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the "LBO"). Tribune filed for bankruptcy in 2008, and the bankruptcy proceedings are currently pending in the Delaware bankruptcy court (the "Bankruptcy Court"). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on the basis that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Commitments and Contingencies (Continued)

purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon and OBIC-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the leveraged buyout.

        In December 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate all of the lawsuits brought by Plaintiffs for pretrial matters and transfer all such proceedings to the United States District Court for the Southern District of New York. The consolidated cases are currently stayed pending further order of the Bankruptcy Court.

        In addition, OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company, on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer. The adversary proceeding is currently pending in Bankruptcy Court. That case is also stayed pending further order of the Bankruptcy Court.

        Although the ultimate outcome of claims and non-claims litigation and arbitration, and the amount or range of potential loss at any particular time, is often inherently uncertain, management does not believe that the expected ultimate outcome of such claims and non-claims litigation and arbitration, including the matter described above, will have a material adverse effect on OneBeacon's financial condition, results of operations or cash flows.

NOTE 17. Earnings per Share

        Basic and diluted earnings per share amounts have been determined in accordance with ASC 260, based on the weighted average number of common shares outstanding, including unvested restricted shares that are considered participating securities (see Note 9). The weighted average number of shares outstanding also includes the impact of share awards issued and share repurchases. During the second quarters of 2011, 2010 and 2009, 21,980 shares, 20,068 shares and 26,851 shares, respectively, of the Company's Class A common shares were awarded to certain non-employee directors of the Company's Board in lieu of their 2011, 2010 and 2009 annual cash retainers. As further described below (see Note 18), during the third quarter of 2007, the Company began repurchasing shares under a share repurchase authorization. Since the inception of this authorization, the Company has repurchased and retired 5.6 million of its Class A common shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. Earnings per Share (Continued)

        The following table outlines the Company's computation of earnings per share for continuing operations attributable to OneBeacon's common shareholders for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Earnings attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income attributable to OneBeacon's common shareholders	$80.2	$125.2	$375.0
Allocation of income for participating unvested restricted common shares	(0.3)	—	—
Dividends paid on participating restricted common shares	(1.0)	—	—

Total allocation to restricted common shares	(1.3)	125.2	375.0

Net income attributable to OneBeacon's common shareholders, net of restricted common share amounts	$78.9	$125.2	$375.0
(Over) distributed net earnings (in millions):
Net income attributable to OneBeacon's common shareholders, net of restricted common share amounts	$78.9	$125.2	$375.0
Dividends paid, net of restricted common share amounts	(173.8)	(315.6)	(79.9)

Total (over) distributed net earnings, net of restricted common share amounts	$(94.9)	$(190.4)	$295.1
Earnings per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	94.8	94.8	95.1
Weighted average unvested restricted common shares(1)	(0.4)	—	—

Basic earnings per share denominator(2)	94.4	94.8	95.1
Earnings per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income attributable to OneBeacon's common shareholders	$0.85	$1.32	$3.94
Dividends declared and paid	(1.84)	(3.34)	(0.84)

(Over) distributed earnings	$(0.99)	$(2.02)	$3.10

(1)
Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event (see Note 9).

(2)
Common shares issuable upon exercise of the options (see Note 9) were not included as their inclusion would be anti-dilutive for the periods presented.

        Basic and diluted loss per share amounts for discontinued operations are included in Note 19.

NOTE 18. Share Repurchase Authorization

        On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the year ended December 31, 2011, no shares were repurchased. During the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. Share Repurchase Authorization (Continued)

year ended December 31, 2010, the Company repurchased and retired 0.7 million of its Class A common shares under this authorization for $10.5 million. The average cost per share repurchased was $14.42. During the year ended December 31, 2009, no shares were repurchased.

NOTE 19. Discontinued Operations

        On August 30, 2011, OneBeacon entered into the AutoOne Purchase Agreement to sell the AutoOne business to Interboro. The AutoOne Transaction includes the sale of two insurance entities, AOIC and AOSIC, through which substantially all of the AutoOne business is written on a direct basis. The AutoOne Transaction requires the completion of various steps, including amendment of the OneBeacon Amended and Restated Reinsurance (Pooling) Agreement to remove AOIC and AOSIC as parties to the agreement in order for them to retain 100% of their respective direct business, the contribution of specified assets supporting the AutoOne operations, and the sale, transfer or exchange of all of AOIC's and AOSIC's investment assets, other than those on deposit with governmental authorities. The AutoOne Transaction also includes the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon will cede, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC. The transaction, which was subject to regulatory approvals, closed in February 2012. See Note 20.

        As of December 31, 2011, the transaction met the criteria for held for sale accounting. As a result, the assets and liabilities associated with the business being sold, after effecting the various steps contemplated by the AutoOne Purchase Agreement, are presented separately as single line items in the asset and liability sections of the consolidated balance sheet as of December 31, 2011. The following summarizes the major categories of assets and liabilities associated with the business classified as held for sale:

December 31, 2011
($ in millions)
Investments	$111.8
Cash	5.5
Premiums receivable	8.8
Deferred acquisition costs	2.2
Net deferred tax asset	1.9
Other assets	2.4

Total assets held for sale	$132.6

Loss and LAE reserves	$64.7
Unearned premiums	34.1
Other liabilities	8.8

Total liabilities held for sale	$107.6

Net assets held for sale	$25.0

        As a result of entering into the AutoOne Purchase Agreement, the results of operations for the AutoOne division have been classified as discontinued operations and are presented, net of related income taxes, as such in the statements of comprehensive income and cash flows for all periods. Amounts reflected within discontinued operations are consistent with amounts previously reported within the Other Insurance Operations segment for the AutoOne division, with the inclusion of the tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Discontinued Operations (Continued)

effects which previously were not separately calculated. Investing and financing activities for OneBeacon are managed on a consolidated basis and currently reported within the Investing, Financing and Corporate Operations segment. Therefore, no investment or financing activity is included in discontinued operations. During the year ended December 31, 2011, OneBeacon recorded a net charge of $29.6 million pre-tax, $19.2 million after tax, reflecting the estimated loss on sale of the AutoOne business, which includes the $25.0 million of net assets held for sale as well as estimates for transaction costs. This after tax net charge is included in Loss from sale of discontinued operations, net of tax, in the statement of comprehensive income for the year ended December 31, 2011. The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Net written premiums	$57.8	$77.3	$88.9

Revenues
Earned premiums	$67.2	$83.8	$100.7

Total revenues	67.2	83.8	100.7

Expenses
Loss and LAE	56.9	72.0	116.6
Policy acquisition expenses	7.5	9.1	13.4
Other underwriting expenses	11.8	13.4	21.5

Total expenses	76.2	94.5	151.5

Pre-tax loss	(9.0)	(10.7)	(50.8)
Income tax benefit	3.1	3.8	17.8

Loss from discontinued operations, net of tax	$(5.9)	$(6.9)	$(33.0)

Loss from sale of discontinued operations, net of tax	$(19.2)	$—	$—

        During 2010, OneBeacon determined that unearned LAD fees, which are included in unearned premiums, had been overstated in years prior to 2010. In order to correct this error, OneBeacon recorded an adjustment during the year ended December 31, 2010 of $5.5 million which increased earned premiums.

        Basic loss per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Discontinued Operations (Continued)

        The following table outlines the computation of loss per share for discontinued operations attributable to OneBeacon's common shareholders for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Loss attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net loss attributable to OneBeacon's common shareholders	$(25.1)	$(6.9)	$(33.0)
Allocation of loss for participating unvested restricted common shares	0.1	—	—

Net loss attributable to OneBeacon's common shareholders, net of restricted common share amounts	$(25.0)	$(6.9)	$(33.0)
Loss per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	94.8	94.8	95.1
Weighted average unvested restricted common shares(1)	(0.4)	—	—

Basic earnings per share denominator(2)	94.4	94.8	95.1
Loss per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net loss attributable to OneBeacon's common shareholders	$(0.26)	$(0.07)	$(0.35)

(1)
Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event (see Note 9).

(2)
Common shares issuable upon exercise of the options (see Note 9) were not included as their inclusion would be anti-dilutive for the periods presented.

NOTE 20. Subsequent Events

        On February 22, 2012, the Board declared a dividend of $0.21 per common share, payable on March 30, 2012 to shareholders of record on March 16, 2012.

        On January 24, 2012, OneBeacon sold the issued and outstanding shares of common stock of OB Lux to White Sands, a subsidiary of White Mountains, for $24.7 million. As a result of completing the sale, OneBeacon expects to record a gain of approximately $13.6 million, net of transaction costs. The gain associated with the sale will be recorded as additional paid in capital.

        On February 22, 2012, OneBeacon and Interboro completed the AutoOne Transaction. As part of the AutoOne Transaction, Interboro LLC, the parent company of Interboro, issued a $3.0 million promissory note to OBIC. Interboro LLC is required to repay the note in $1.0 million increments on each of the third, fourth and fifth anniversaries of the closing date, or February 22, 2015, 2016 and 2017. In addition, Interboro LLC is required to pre-pay principal in an amount equal to 100% of any dividend or distribution received from its subsidiaries, net of taxes and less $0.2 million. Interest will accrue and be payable quarterly at a rate of LIBOR plus 550 basis points.

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect a material misstatement. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, an effective internal control environment as of a point in time may become inadequate in the future because of changes in conditions, or deterioration in the degree of compliance with the policies and procedures.

        We assessed the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2011. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, we have concluded that OneBeacon maintained effective internal control over financial reporting as of December 31, 2011.

        PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2011 as stated in their report which appears on page F-86.

February 28, 2012
/s/ T. MICHAEL MILLER T. Michael Miller President and Chief Executive Officer (Principal Executive Officer)	/s/ PAUL H. MCDONOUGH Paul H. McDonough Chief Financial Officer (Principal Financial Officer)

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of OneBeacon Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of OneBeacon Insurance Group, Ltd. and its subsidiaries (the "Company") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
February 28, 2012

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)

        Selected quarterly financial data for 2011 and 2010 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. Financial information for the prior periods has been reclassified to conform to this presentation.

	2011 Three months ended				2010 Three months ended
Millions, except per share amounts	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$290.0	$265.7	$227.4	$303.7	$501.5	$410.1	$379.5	$293.6
Expenses	237.3	244.1	250.5	271.6	496.6	401.9	278.5	268.5

Pre-tax income (loss) from continuing operations	52.7	21.6	(23.1)	32.1	4.9	8.2	101.0	25.1
Tax (expense) benefit	(9.7)	(4.4)	11.1	0.9	(4.2)	2.1	(9.6)	(0.7)

Net income (loss) from continuing operations	43.0	17.2	(12.0)	33.0	0.7	10.3	91.4	24.4
Loss from discontinued operations, net of tax	(0.7)	(1.2)	(2.5)	(1.5)	(0.4)	(1.2)	(3.8)	(1.5)
Loss from sale of discontinued operations, net of tax	—	—	(18.2)	(1.0)	—	—	—	—

Net income (loss) including noncontrolling interests	42.3	16.0	(32.7)	30.5	0.3	9.1	87.6	22.9
Less: Net (income) loss attributable to noncontrolling interests	(0.4)	(0.5)	(0.2)	0.1	(0.3)	(0.5)	(0.8)	—

Net income (loss) attributable to OneBeacon's common shareholders	$41.9	$15.5	$(32.9)	$30.6	$—	$8.6	$86.8	$22.9

Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted:
Net income (loss) from continuing operations per share	$0.46	$0.18	$(0.13)	$0.35	$—	$0.11	$0.97	$0.26
Loss from discontinued operations, net of tax, per share	(0.01)	(0.01)	(0.03)	(0.02)	—	(0.01)	(0.04)	(0.02)
Loss from sale of discontinued operations, net of tax, per share	—	—	(0.19)	(0.01)	—	—	—	—
Net income (loss) attributable to OneBeacon's common shareholders per share	0.44	0.16	(0.35)	0.32	—	0.09	0.92	0.24

SCHEDULE I

ONEBEACON INSURANCE GROUP, LTD.
SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2011

	Amortized Cost	Fair Value	Carrying Value
	($ in millions)
Investments:
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$213.6	$215.4	$215.4
Corporate bonds and asset-backed securities	1,654.3	1,697.0	1,697.0
States, municipalities and political subdivisions	2.2	2.2	2.2
Foreign governments	7.7	8.1	8.1
Redeemable preferred stocks	78.3	75.3	75.3

Total fixed maturities(1)	1,956.1	1,998.0	1,998.0

Short-term investments	320.0	320.0	320.0
Common equity securities:
Banks, trust and insurance companies	67.2	71.2	71.2
Public utilities	16.8	17.9	17.9
Industrial, miscellaneous and other	156.6	177.4	177.4

Total common equity securities	240.6	266.5	266.5
Convertible fixed maturity investments	76.3	79.8	79.8
Other investments	124.6	155.1	155.1

Total investments	$2,717.6	$2,819.4	$2,819.4

(1)
Includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2011 consolidated balance sheet as part of the AutoOne Transaction.

SCHEDULE II

ONEBEACON INSURANCE GROUP, LTD.
(Registrant Only)

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
	($ in millions)
Assets:
Investments	$2.8	$1.8
Investments in consolidated subsidiaries(1)	1,098.3	1,230.0
Other assets	0.3	0.3

Total assets(1)	$1,101.4	$1,232.1

Liabilities	$1.6	$3.1
OneBeacon's common shareholders' equity	1,099.8	1,229.0

Total liabilities and OneBeacon's common shareholders' equity(1)	$1,101.4	$1,232.1

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Revenues	$—	$—	$—
Expenses	5.1	6.6	7.5

Pre-tax loss	(5.1)	(6.6)	(7.5)
Income tax expense	(0.2)	—	—

Net loss	(5.3)	(6.6)	(7.5)
Equity in earnings from consolidated subsidiaries(2)	60.4	124.9	349.5

Net income attributable to OneBeacon's common shareholders	55.1	118.3	342.0
Other comprehensive income and loss items, after tax	(11.2)	6.5	18.8

Comprehensive income attributable to OneBeacon's common shareholders	$43.9	$124.8	$360.8

(1)
The Company previously presented investments in consolidated subsidiaries and total assets, as well as total liabilities and equity inclusive of noncontrolling interests, with a separate noncontrolling interests equity component for the proportionate share attributable to noncontrolling interests. The Company has revised the presentation of investments in consolidated subsidiaries and total assets, as well as total liabilities and equity to instead appropriately reflect the Company's proportionate share of the subsidiaries' net assets, with conforming changes to 2010.

(2)
The Company previously presented equity in earnings from consolidated subsidiaries inclusive of earnings attributable to noncontrolling interests, with a separate noncontrolling interests component for the proportionate share of earnings attributable to noncontrolling interests. The Company has revised the presentation of equity in earnings from consolidated subsidiaries to instead appropriately reflect the Company's proportionate share of the subsidiaries' earnings, with conforming changes to 2010 and 2009.

ONEBEACON INSURANCE GROUP, LTD.
(Registrant Only)

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
	($ in millions)
Net income(3)	$55.1	$118.3	$342.0
Charges (credits) to reconcile net income to net cash from operations:
Undistributed earnings from consolidated subsidiaries(3)	(60.4)	(124.9)	(349.5)
Dividends received from subsidiaries	181.0	332.3	93.8
Net change in other assets and liabilities	0.1	1.2	3.0

Net cash provided from operations	175.8	326.9	89.3
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(1.0)	(0.8)	(1.0)

Net cash used for investing activities	(1.0)	(0.8)	(1.0)
Cash flows from financing activities:
Repurchases and retirements of Class A common shares	—	(10.5)	—
Cash dividends paid to common shareholders	(174.8)	(315.6)	(79.9)
Distribution to White Mountains	—	—	(8.4)

Net cash used for financing activities	(174.8)	(326.1)	(88.3)

Net change in cash during the year	—	—	—
Cash balance at beginning of year	—	—	—

Cash balance at end of year	$—	$—	$—

(3)
The Company previously presented net income and undistributed earnings from consolidated subsidiaries inclusive of amounts attributable to noncontrolling interests. The Company has revised the presentation of net income and undistributed earnings from consolidated subsidiaries to instead appropriately reflect the Company's proportionate share of the subsidiaries' earnings, with conforming changes to 2010 and 2009.

SCHEDULE III

ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(1)	Benefits, claims, losses, and settlement expenses	Amortization of policy acquisition expenses	Other operating expenses	Premiums written
	($ in millions)
Years ended:
December 31, 2011:
Specialty Insurance Operations	$123.3	$868.6	$525.6	$—	$1,012.1	$—	$548.4	$221.0	$162.2	$1,062.7
Other Insurance Operations	0.2	2,490.0	2.4	—	3.4	—	32.5	(2.0)	11.1	0.2
Investing, Financing and Corporate Operations	—	—	—	—	—	71.4	—	—	—	—
December 31, 2010:
Specialty Insurance Operations	$111.3	$841.5	$475.3	$—	$979.2	$—	$539.6	$212.7	$163.6	$988.0
Other Insurance Operations	3.2	2,454.0	152.2	—	424.7	—	318.6	98.9	69.5	171.0
Investing, Financing and Corporate Operations	—	—	—	—	—	96.6	—	—	—	—
December 31, 2009:
Specialty Insurance Operations	$105.8	$704.7	$466.2	$—	$917.9	$—	$403.0	$204.1	$151.4	$946.2
Other Insurance Operations	109.2	3,230.1	552.1	—	940.9	—	602.3	172.2	157.1	871.6
Investing, Financing and Corporate Operations	—	—	—	—	—	125.5	—	—	—	—

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

SCHEDULE IV

ONEBEACON INSURANCE GROUP, LTD.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
Years ended:
December 31, 2011:
Specialty Insurance Operations	$1,035.7	$(65.9)	$42.3	$1,012.1	4.2%
Other Insurance Operations	102.8	(100.2)	0.8	3.4	23.5
December 31, 2010:
Specialty Insurance Operations	$988.9	$(69.4)	$59.7	$979.2	6.1%
Other Insurance Operations	659.8	(239.6)	4.5	424.7	1.1
December 31, 2009:
Specialty Insurance Operations	$922.6	$(58.8)	$54.1	$917.9	5.9%
Other Insurance Operations	1,099.1	(170.9)	12.7	940.9	1.3

SCHEDULE V

ONEBEACON INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS

	Column A	Column B	Column C	Column D	Column E
	Additions (subtractions)
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged (credited) to other accounts(1)	Other additions (deductions) described(2)	Balance at end of period
	($ in millions)
Years ended:
December 31, 2011:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$17.5	$10.7	$—	$(3.8)	$24.4
Premiums receivable:
Allowance for uncollectible accounts	3.9	—	(0.5)	—	3.4
December 31, 2010:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$15.8	$—	$—	$1.7	$17.5
Premiums receivable:
Allowance for uncollectible accounts	6.3	0.2	(1.0)	(1.6)	3.9
December 31, 2009:
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$16.6	$—	$—	$(0.8)	$15.8
Premiums receivable:
Allowance for uncollectible accounts	7.1	1.5	(1.8)	(0.5)	6.3

(1)
Amount credited to other accounts represents a reduction in the Allowance for uncollectible premiums receivable which was offset by a corresponding reduction in Gross premiums receivable. There was no impact to Premiums receivable as presented in the consolidated balance sheet.

(2)
Represents net collections (charge offs) of balances receivable.

SCHEDULE VI

ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
								Claims and Claims Adjustment Expenses Incurred Related to
		Reserves for Unpaid Claims and Claims Adjustment Expenses
										Amortization of deferred policy acquisition costs	Paid Claims and Claims Adjustment Expenses
			Discount, if any, deducted in Column C
Affiliation with registrant	Deferred acquisition costs				Unearned Premiums	Earned Premiums	Net investment income(3)	Current Year(1)	Prior Year(2)			Premiums written
	($ in millions)
Specialty Insurance Operations:
2011	$123.3	$868.6	$—	(1)	$525.6	$1,012.1	$—	$578.0	$(29.6)	$221.0	$522.8	$1,062.7
2010	111.3	841.5	—	(1)	475.3	979.2	—	567.6	(28.0)	212.7	416.5	988.0
2009	105.8	704.7	—	(1)	466.2	917.9	—	487.6	(84.6)	204.1	322.2	946.2
Other Insurance Operations:
2011	$0.2	$2,490.0	$271.6	(1)(2)	$2.4	$3.4	$—	$5.8	$26.7	$(2.0)	$192.0	$0.2
2010	3.2	2,454.0	295.9	(1)(2)	152.2	424.7	—	347.7	(29.1)	98.9	531.8	171.0
2009	109.2	3,230.1	317.5	(1)(2)	552.1	940.9	—	634.4	(32.1)	172.2	731.1	871.6
Investing, Financing and Corporate Operations:
2011	$—	$—	$—		$—	$—	$71.4	$—	$—	$—	$—	$—
2010	—	—	—		—	—	96.6	—	—	—	—	—
2009	—	—	—		—	—	125.5	—	—	—	—	—

(1)
The amounts shown represent and/or include OneBeacon's discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using an average discount rate which is determined based on various assumptions including consideration of when the claims will be settled (4.5%, 5.0% and 5.3%, respectively, at December 31, 2011, 2010 and 2009).

(2)
The amounts shown also include unamortized fair value adjustments of $163.3 million, $176.5 million and $190.5 million, respectively, to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of OBH's purchase of OneBeacon for the years ended December 31, 2011, 2010 and 2009.

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