Form 10-Q
period 2012-06-30
OneBeacon Insurance Group, Ltd.
filed 2012-07-27
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2012

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

As of July 25, 2012, 23,633,774 Class A common shares, par value of $0.01 per share, and 71,754,738 Class B common shares, par value of $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
	(in millions, except
	share and per share
	amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$2,020.1	$1,886.2
Short-term investments, at amortized cost (which approximates fair value)	148.8	320.0
Common equity securities, at fair value	266.5	266.5
Convertible fixed maturity investments, at fair value	75.6	79.8
Other investments	155.3	155.1
Total investments	2,666.3	2,707.6
Cash	27.0	54.9
Reinsurance recoverable on unpaid losses	2,040.7	2,167.5
Reinsurance recoverable on paid losses	24.2	16.5
Premiums receivable	275.9	230.9
Deferred acquisition costs	120.9	123.5
Ceded unearned premiums	10.9	10.7
Net deferred tax asset	84.3	93.6
Investment income accrued	13.7	14.1
Accounts receivable on unsettled investment sales	7.1	0.5
Other assets	270.0	269.2
Assets held for sale	—	132.6
Total assets	$5,541.0	$5,821.6
Liabilities
Loss and LAE reserves	$3,175.3	$3,358.6
Unearned premiums	570.4	528.0
Debt	269.8	269.7
Ceded reinsurance payable	26.6	23.4
Accounts payable on unsettled investment purchases	38.1	22.7
Other liabilities	314.5	397.7
Liabilities held for sale	—	107.6
Total liabilities	4,394.7	4,707.7
OneBeacon’s common shareholders’ equity and noncontrolling interests
OneBeacon’s common shareholders’ equity:
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,388,512 and 95,068,457 shares)	1,017.6	1,002.2
Retained earnings	124.8	108.5
Accumulated other comprehensive loss, after tax:
Other comprehensive income and loss items	(10.6)	(10.9)
Total OneBeacon’s common shareholders’ equity	1,131.8	1,099.8
Total noncontrolling interests	14.5	14.1
Total OneBeacon’s common shareholders’ equity and noncontrolling interests	1,146.3	1,113.9
Total liabilities, OneBeacon’s common shareholders’ equity and noncontrolling interests	$5,541.0	$5,821.6

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in millions, except per share amounts)
Revenues
Earned premiums	$282.0	$247.5	$554.8	$492.6
Net investment income	14.0	18.7	28.7	39.7
Net realized and unrealized investment (losses) gains	(11.9)	11.0	17.9	34.1
Net other revenues (expenses)	0.2	(11.5)	0.3	(10.7)
Total revenues	284.3	265.7	601.7	555.7
Expenses
Loss and LAE	152.5	137.9	301.8	268.3
Policy acquisition expenses	60.1	53.5	117.5	102.5
Other underwriting expenses	52.0	44.1	100.8	93.4
General and administrative expenses	2.6	2.6	5.3	4.9
Interest expense on debt	4.0	6.0	8.1	12.3
Total expenses	271.2	244.1	533.5	481.4
Pre-tax income from continuing operations	13.1	21.6	68.2	74.3
Income tax expense	(0.6)	(4.4)	(11.0)	(14.1)
Net income from continuing operations	12.5	17.2	57.2	60.2
Loss from discontinued operations, net of tax	—	(1.2)	(0.1)	(1.9)
Net income including noncontrolling interests	12.5	16.0	57.1	58.3
Less: Net income attributable to noncontrolling interests	(0.2)	(0.5)	(0.8)	(0.9)
Net income attributable to OneBeacon’s common shareholders	12.3	15.5	56.3	57.4
Change in other comprehensive income and loss items	0.1	—	0.3	0.1
Comprehensive income attributable to OneBeacon’s common shareholders	$12.4	$15.5	$56.6	$57.5

Earnings (loss) per share attributable to OneBeacon’s common shareholders — basic and diluted
Net income from continuing operations per share	$0.13	$0.18	$0.60	$0.64
Loss from discontinued operations, net of tax, per share	—	(0.01)	—	(0.02)
Net income attributable to OneBeacon’s common shareholders per share	0.13	0.16	0.59	0.61

Dividends declared and paid per OneBeacon’s common share	$0.21	$1.21	$0.42	$1.42

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

(Unaudited)

	OneBeacon’s Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Noncontrolling
	shareholders’	paid-in	Retained	(loss) income	interests,
	equity	surplus	earnings	after tax	after tax
	($ in millions)

Balances at January 1, 2012	$1,099.8	$1,002.2	$108.5	$(10.9)	$14.1
Net income	56.3	—	56.3	—	0.8
Amortization of restricted share awards	1.1	1.1	—	—	—
Issuance of common shares	0.3	0.3	—	—	0.2
Dividends	(40.0)	—	(40.0)	—	(0.6)
Other comprehensive income, after tax	0.3	—	—	0.3	—
Gain on sale of OneBeacon Holdings (Luxembourg) S.à r.l.	14.0	14.0	—	—	—
Balances at June 30, 2012	$1,131.8	$1,017.6	$124.8	$(10.6)	$14.5

	OneBeacon’s Common Shareholders’ Equity
		Common
	Common	shares and		Accum. other	Noncontrolling
	shareholders’	paid-in	Retained	comprehensive	interests,
	equity	surplus	earnings	income, after tax	after tax
	($ in millions)

Balances at January 1, 2011	$1,229.0	$1,000.5	$228.2	$0.3	$19.9
Net income	57.4	—	57.4	—	0.9
Amortization of restricted share and option awards	0.4	0.4	—	—	—
Issuance of common shares	0.3	0.3	—	—	0.3
Repurchases and retirements of common shares	—	—	—	—	(1.3)
Dividends	(134.9)	—	(134.9)	—	(0.9)
Other comprehensive income, after tax	0.1	—	—	0.1	—
Balances at June 30, 2011	$1,152.3	$1,001.2	$150.7	$0.4	$18.9

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2012	2011
	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$57.1	$58.3
Charges (credits) to reconcile net income to cash flows used for operations:
Net loss from discontinued operations	0.1	1.9
Net realized and unrealized investment gains	(17.9)	(34.1)
Net other realized losses	—	11.7
Deferred income tax expense	9.7	8.8
Other operating items:
Net change in loss and LAE reserves	(183.3)	(154.4)
Net change in unearned premiums	42.4	(54.8)
Net change in ceded reinsurance payable	3.2	(98.3)
Net change in ceded unearned premiums	(0.2)	87.7
Net change in premiums receivable	(45.0)	(4.8)
Net change in reinsurance recoverable on paid and unpaid losses	119.1	95.6
Net change in other assets and liabilities	(55.8)	(34.7)
Net cash used for operations — continuing operations	(70.6)	(117.1)
Net cash used for operations — discontinued operations	(2.0)	(0.3)
Net cash used for operations	(72.6)	(117.4)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	102.6	183.9
Maturities of fixed maturity investments	95.0	303.9
Sales of fixed maturity investments	862.7	809.9
Sales of common equity securities	26.9	28.1
Sales of convertible fixed maturity investments	9.0	29.5
Distributions and redemptions of other investments	10.6	26.6
Purchases of fixed maturity investments	(1,004.1)	(915.0)
Purchases of common equity securities	(31.7)	(40.6)
Purchases of convertible fixed maturity investments	(3.6)	(16.3)
Contributions for other investments	(6.8)	(3.1)
Net change in unsettled investment purchases and sales	8.8	7.6
Net acquisitions of property and equipment	(0.7)	(2.9)
Net cash provided from investing activities — continuing operations	68.7	411.6
Net cash provided from investing activities — discontinued operations	—	—
Net cash provided from investing activities	68.7	411.6
Cash flows from financing activities:
Repurchases of debt	—	(161.6)
Cash dividends paid to common shareholders	(40.0)	(134.9)
Gain on sale of OneBeacon Holdings (Luxembourg) S.à r.l.	14.0	—
Net cash used for financing activities — continuing operations	(26.0)	(296.5)
Net cash used for financing activities — discontinued operations	—	—
Net cash used for financing activities	(26.0)	(296.5)
Net decrease in cash during period	(29.9)	(2.3)
Cash reclassified from assets held for sale	5.5	—
Cash transferred as part of the AutoOne Transaction	(3.5)	—
Net decrease excluding cash relating to the AutoOne Transaction	(27.9)	(2.3)
Cash balance at beginning of period	54.9	33.6
Cash balance at end of period	$27.0	$31.3

Supplemental cash flows information:
Interest paid	$8.1	$10.6
Net tax payments (refunds from) to state and national governments	0.3	(4.3)

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

OneBeacon was acquired by White Mountains Insurance Group, Ltd. (“White Mountains”) from Aviva plc (“Aviva”) in 2001 (the “OneBeacon Acquisition”). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. As of June 30, 2012, White Mountains owned 75.2% of the Company’s common shares. Within this report, the term “OneBeacon” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company’s headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company’s U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.

OneBeacon’s reportable segments are Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations. The Specialty Insurance Operations segment is comprised of a number of underwriting units that are aggregated into three major underwriting units for financial reporting: Managing General Agency (“MGA”) Business, Specialty Industries and Specialty Products. OneBeacon’s Other Insurance Operations segment includes the results of the non-specialty commercial lines business, to which OneBeacon sold the renewal rights, other run-off business and certain purchase accounting adjustments relating to the OneBeacon Acquisition. Investing, Financing and Corporate Operations includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate subsidiaries which include OneBeacon U.S. Financial Services, Inc. and OneBeacon U.S. Holdings, Inc. (“OBH”), both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda.

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

OneBeacon adopted ASU 2010-26 prospectively. As a result of adopting ASU 2010-26, $5.6 million of unamortized deferred acquisition costs as of January 1, 2012, primarily relating to a portion of profit sharing commission that had been deferred under prior guidance, have been determined to no longer be deferrable and will be recognized in expense over the original amortization period. During the three and six months ended June 30, 2012, $2.0 million and $4.4 million, respectively, of the $5.6 million of unamortized acquisitions costs as of January 1, 2012 was recognized in expense. If OneBeacon had followed ASU 2010-26 in 2011, $2.5 million and $4.3 million, respectively, of acquisition costs that had been deferred would have been recognized in expense during the three and six months ended June 30, 2011.

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

NOTE 2. Acquisitions and Dispositions

On February 22, 2012, OneBeacon completed the sale of the AutoOne business to Interboro. Pursuant to the terms of the sale, at closing, OneBeacon transferred to Interboro all of the issued and outstanding shares of common stock of AutoOne Insurance Company (“AOIC”) and AutoOne Select Insurance Company (“AOSIC”), through which substantially all of the AutoOne business was written on a direct basis. At closing, OneBeacon also transferred the assets, liabilities (including loss reserves and unearned premiums) and capital of the business as well as substantially all of the AutoOne infrastructure including systems and office space as well as certain staff. The closing balance sheet is subject to post-closing adjustments. The AutoOne Transaction also included the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon cedes, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC. See Note 14 for further information regarding balances classified as held for sale and activity reported as discontinued operations.

As part of the AutoOne Transaction, Interboro LLC, the parent company of Interboro, issued a $3.0 million promissory note to OneBeacon Insurance Company (“OBIC”). Interboro LLC is required to repay the note in $1.0 million increments on each of the third, fourth and fifth anniversaries of the closing date, or February 22, 2015, 2016 and 2017. In addition, Interboro LLC is required to pre-pay principal in an amount equal to 100% of any dividend or distribution received from its subsidiaries, net of taxes and less $0.2 million. Interest accrues and is payable quarterly at a rate of LIBOR plus 550 basis points.

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

Except as described above, during the three and six months ended June 30, 2012 and 2011, there were no acquisitions or dispositions.

Note 3. Reserves for Unpaid Loss and LAE

The following table summarizes the loss and LAE reserve activities of OneBeacon’s insurance subsidiaries for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	($ in millions)
Gross beginning balance	$3,249.6	$3,224.7	$3,358.6	$3,295.5
Less beginning reinsurance recoverable on unpaid losses	(2,109.0)	(1,864.0)	(2,167.5)	(1,893.2)
Net loss and LAE reserves	1,140.6	1,360.7	1,191.1	1,402.3
Loss and LAE incurred relating to:
Current year losses	155.8	148.0	294.6	283.5
Prior year losses	(3.3)	(10.1)	7.2	(15.2)
Total incurred loss and LAE from continuing operations	152.5	137.9	301.8	268.3
Loss and LAE paid relating to:
Current year losses	(45.9)	(54.1)	(68.2)	(79.2)
Prior year losses	(112.6)	(133.9)	(290.1)	(276.2)
Total loss and LAE payments from continuing operations	(158.5)	(188.0)	(358.3)	(355.4)
Total incurred loss and LAE from discontinued operations	—	13.9	6.7	28.1
Total loss and LAE payments from discontinued operations	—	(18.9)	(7.6)	(37.7)
Net loss and LAE reserves	1,134.6	1,305.6	1,133.7	1,305.6
Net loss and LAE reserves reclassified from held for sale (1)(2)	—	—	64.7	—
Net loss and LAE reserves sold as part of the AutoOne Transaction (2)	—	—	(63.8)	—
Net ending balance	1,134.6	1,305.6	1,134.6	1,305.6
Plus ending reinsurance recoverable on unpaid losses	2,040.7	1,825.9	2,040.7	1,825.9
Gross ending balance	$3,175.3	$3,131.5	$3,175.3	$3,131.5

During the three months ended June 30, 2012, OneBeacon experienced $3.3 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $3.4 million in Specialty Insurance Operations, partially offset by $0.1 million of unfavorable loss and LAE reserve development on prior accident year loss reserves in Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. During the three months ended June 30, 2011, OneBeacon experienced $10.1 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $7.1 million in Specialty Insurance Operations and $3.0 million in Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines.

During the six months ended June 30, 2012, OneBeacon experienced $7.2 million of unfavorable loss and LAE reserve development on prior accident year loss reserves, with $12.5 million in Other Insurance Operations, partially offset by $5.3 million of favorable loss and LAE reserve development on prior accident year loss reserves in Specialty Insurance Operations. The unfavorable loss reserve development in the run-off business was primarily driven by case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and general liability lines. During the six months ended June 30, 2011, OneBeacon experienced $15.2 million of favorable loss and LAE reserve development on prior accident year loss reserves, with $8.3 million in Specialty Insurance Operations and $6.9 million in Other Insurance Operations. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines.

In connection with purchase accounting for the OneBeacon Acquisition, OneBeacon was required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables on the balance sheet. As of June 30, 2012 and December 31, 2011, the remaining fair value reductions to both loss and LAE reserves and reinsurance recoverable on unpaid losses were $156.7 million and $163.3 million, respectively. The net reduction to loss and LAE reserves is being accreted through an income statement charge ratably with and over the period the claims are settled.

NOTE 4. Reinsurance

In the normal course of business, OneBeacon’s insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third party reinsurers. OneBeacon remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.

Effective May 1, 2012, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2013. The program provides coverage for OneBeacon’s property business as well as certain acts of terrorism. Under the program, the first $25.0 million of losses resulting from any single catastrophe are retained and the next $155.0 million of losses resulting from the catastrophe are reinsured in three layers, although OneBeacon retains a co-participation of 55% of losses from $25.0 million to $40.0 million, 15% of losses from $40.0 million to $80.0 million, and 10% of losses from $80.0 million to $180.0 million. Any loss above $180.0 million would be retained in full. In the event of a catastrophe, OneBeacon’s property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

At June 30, 2012, OneBeacon had $24.2 million of reinsurance recoverables on paid losses and $2,197.4 million (gross of $156.7 million in purchase accounting adjustments, as described in Note 3) that will become recoverable if claims are paid in accordance with current reserve estimates. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from its reinsurers is critical to OneBeacon’s financial strength. OneBeacon is selective in regard to its reinsurers, principally placing reinsurance with those reinsurers with strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant.

The following table provides a listing of OneBeacon’s top reinsurers for its insurance operations, excluding industry pools and associations and affiliates of OneBeacon, based upon recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best Company, Inc. (“A.M. Best”) ratings.

	Balance at		A.M. Best
($ in millions)	June 30, 2012	% of total	Rating (1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,475.1	66%	A	++
Hanover Insurance Company	74.8	3%	A
Tokio Marine and Nichido Fire (3)	54.4	2%	A	++
Tower Insurance Company	26.2	1%	A	-
Munich Reinsurance America	25.5	1%	A	+

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

(3)

Includes $28.3 million of reinsurance recoverables from the various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. OneBeacon estimates that on an incurred basis it has used approximately $2.3 billion of the coverage provided by NICO at June 30, 2012. Net losses paid totaled approximately $1.4 billion as of June 30, 2012. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover at June 30, 2012.

Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal. OneBeacon has ceded estimated incurred losses of $562.0 million to GRC under the GRC Cover. As of June 30, 2012, OneBeacon has $409.3 million of reinsurance recoverable on unpaid losses outstanding under the GRC Cover.

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

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of June 30, 2012 and December 31, 2011.

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

OneBeacon’s net investment income is comprised primarily of interest income associated with OneBeacon’s fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in millions)
Fixed maturity investments	$12.9	$19.0	$26.6	$39.4
Short-term investments	0.1	0.1	0.1	0.1
Common equity securities	1.6	1.0	3.3	2.4
Convertible fixed maturity investments	1.2	0.8	2.3	1.8
Other investments	(0.1)	(0.4)	(0.2)	(0.4)
Gross investment income	15.7	20.5	32.1	43.3
Less investment expenses	(1.7)	(1.8)	(3.4)	(3.6)
Net investment income, pre-tax	$14.0	$18.7	$28.7	$39.7

The composition of net realized investment (losses) gains, a component of net realized and unrealized investment (losses) gains, consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in millions)
Fixed maturity investments	$0.9	$11.4	$16.1	$18.6
Short-term investments	—	—	—	—
Common equity securities	(6.7)	1.5	(3.1)	4.2
Convertible fixed maturity investments	0.5	1.2	1.4	4.5
Other investments (1)	0.9	2.8	2.0	7.6
Net realized investment (losses) gains, pre-tax	$(4.4)	$16.9	$16.4	$34.9

(1)          The three and six months ended June 30, 2011 include $1.3 million of realized losses related to the impairment of a receivable related to an outstanding hedge fund redemption.

The net changes in fair value for the three and six months ended June 30, 2012 are as follows:

	Three months ended			Six months ended
	June 30, 2012 (1)			June 30, 2012 (1)
		Changes in net	Total net		Changes in net	Total net
	Changes in net	foreign currency	changes in fair	Changes in net	foreign currency	changes in fair
	unrealized gains	translation gains	value reflected	unrealized gains	translation gains	value reflected
	and losses	and losses	in revenues	and losses	and losses	in revenues
	($ in millions)
Fixed maturity investments	$4.8	$(0.1)	$4.7	$2.7	$—	$2.7
Short-term investments	—	—	—	—	—	—
Common equity securities	(6.5)	—	(6.5)	(1.7)	—	(1.7)
Convertible fixed maturity investments	(3.8)	—	(3.8)	(1.4)	—	(1.4)
Other investments	(1.9)	—	(1.9)	1.9	—	1.9
Total	$(7.4)	$(0.1)	$(7.5)	$1.5	$—	$1.5

(1)       Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains’ common control of $(0.1) million and $(0.2) million, pre-tax, for the three and six months ended June 30, 2012, respectively.

The net changes in fair value for the three and six months ended June 30, 2011 are as follows:

	Three months ended			Six months ended
	June 30, 2011 (1)			June 30, 2011 (1)
		Changes in net	Total net		Changes in net	Total net
	Changes in net	foreign currency	changes in fair	Changes in net	foreign currency	changes in fair
	unrealized gains	translation gains	value reflected	unrealized gains	translation gains	value reflected
	and losses	and losses	in revenues	and losses	and losses	in revenues
	($ in millions)
Fixed maturity investments	$2.5	$—	$2.5	$(0.4)	$0.1	$(0.3)
Short-term investments	—	0.1	0.1	—	0.1	0.1
Common equity securities	(5.6)	(0.1)	(5.7)	2.9	(0.1)	2.8
Convertible fixed maturity investments	(4.1)	—	(4.1)	(6.3)	—	(6.3)
Other investments	1.3	—	1.3	2.9	—	2.9
Total	$(5.9)	$—	$(5.9)	$(0.9)	$0.1	$(0.8)

(1)       Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains’ common control of $(1.0) million and $(1.4) million, pre-tax, for the three and six months ended June 30, 2011, respectively.

The components of OneBeacon’s ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
	($ in millions)
Investment securities:
Gross unrealized investment gains	$114.5	$123.5
Gross unrealized investment losses	(10.9)	(21.6)
Net unrealized gains from investment securities	103.6	101.9
Income taxes	(36.3)	(33.9)
Total net unrealized investment gains, after tax	$67.3	$68.0

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of OneBeacon’s fixed maturity investments as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
	cost	gains	losses	losses	value
	($ in millions)
U.S. Government and agency obligations	$196.7	$0.7	$—	$—	$197.4
Debt securities issued by corporations	740.3	33.2	(1.0)	(0.1)	772.4
Municipal obligations	3.3	0.1	—	—	3.4
Asset-backed securities	949.1	7.5	(0.4)	—	956.2
Foreign government obligations	7.6	0.5	(0.1)	—	8.0
Preferred stocks	78.3	4.4	—	—	82.7
Total fixed maturity investments	$1,975.3	$46.4	$(1.5)	$(0.1)	$2,020.1

	December 31, 2011 (1)
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
	cost	gains	losses	losses	value
	($ in millions)
U.S. Government and agency obligations	$213.6	$1.8	$—	$—	$215.4
Debt securities issued by corporations	725.8	34.9	(1.9)	(0.1)	758.7
Municipal obligations	2.2	—	—	—	2.2
Asset-backed securities	928.5	10.6	(0.8)	—	938.3
Foreign government obligations	7.7	0.5	(0.1)	—	8.1
Preferred stocks	78.3	3.2	(6.2)	—	75.3
Total fixed maturity investments	$1,956.1	$51.0	$(9.0)	$(0.1)	$1,998.0

(1)       Carrying value includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheet as part of the AutoOne Transaction.

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of OneBeacon’s common equity securities, convertible fixed maturity investments and other investments as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
	cost	gains	losses	gains	value
	($ in millions)
Common equity securities	$242.3	$29.2	$(5.0)	$—	$266.5
Convertible fixed maturity investments	73.5	3.2	(1.1)	—	75.6
Other investments	122.9	35.7	(3.3)	—	155.3

	December 31, 2011
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
	cost	gains	losses	gains	value
	($ in millions)
Common equity securities	$240.6	$30.3	$(4.4)	$—	$266.5
Convertible fixed maturity investments	76.3	4.4	(0.9)	—	79.8
Other investments	124.6	37.8	(7.3)	—	155.1

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

As of June 30, 2012 and December 31, 2011, approximately 92% and 93%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where OneBeacon’s portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with OneBeacon’s investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At June 30, 2012 and December 31, 2011, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.

As of both June 30, 2012 and December 31, 2011, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of June 30, 2012 and December 31, 2011 were comprised of $53.2 million and $53.5 million, respectively, in hedge funds, $66.5 million and $65.7 million, respectively, in private equity funds, $14.1 million for both periods of an investment in a community reinvestment vehicle. At June 30, 2012 and December 31, 2011, OneBeacon held investments in 9 hedge funds and 15 and 14 private equity funds, respectively. The largest investment in a single fund was $12.4 million and $13.7 million, respectively, at June 30, 2012 and December 31, 2011. As of June 30, 2012 and December 31, 2011, other investments also included $21.5 million and $21.8 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

The fair value measurements at June 30, 2012 and December 31, 2011 and their related inputs are as follows:

	Fair value at
	June 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$197.4	$197.4	$—	$—
Debt securities issued by corporations:
Consumer	276.3	—	276.3	—
Industrial	152.5	—	152.5	—
Financial	87.8	—	87.8	—
Communications	51.2	—	51.2	—
Energy	50.7	—	50.7	—
Basic materials	95.2	—	95.2	—
Utilities	43.6	—	43.6	—
Technology	15.1	—	15.1	—
Debt securities issued by corporations	772.4	—	772.4	—
Municipal obligations	3.4	—	3.4	—
Asset-backed securities	956.2	—	941.5	14.7
Foreign government obligations	8.0	7.3	0.7	—
Preferred stocks	82.7	—	12.6	70.1
Fixed maturity investments	2,020.1	204.7	1,730.6	84.8
Short-term investments	148.8	148.8	—	—
Common equity securities:
Financials	74.2	73.3	0.1	0.8
Basic Materials	50.2	50.2	—	—
Consumer	44.5	44.4	0.1	—
Energy	27.9	27.9	—	—
Utilities	17.2	17.2	—	—
Other	52.5	52.5	—	—
Common equity securities	266.5	265.5	0.2	0.8
Convertible fixed maturity investments	75.6	—	75.6	—
Other investments(1)	133.8	—	—	133.8
Total(1)	$2,644.8	$619.0	$1,806.4	$219.4

	Fair value at
	December 31, 2011 (2)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$215.4	$215.4	$—	$—
Debt securities issued by corporations:
Consumer	299.7	—	299.7	—
Industrial	140.1	—	140.1	—
Financial	66.4	—	66.4	—
Communications	53.3	—	53.3	—
Energy	60.5	—	60.5	—
Basic materials	81.5	—	81.5	—
Utilities	42.5	—	42.5	—
Technology	14.7	—	14.7	—
Debt securities issued by corporations	758.7	—	758.7	—
Municipal obligations	2.2	—	2.2	—
Asset-backed securities	938.3	—	936.0	2.3
Foreign government obligations	8.1	7.4	0.7	—
Preferred stocks	75.3	—	11.5	63.8
Fixed maturity investments	1,998.0	222.8	1,709.1	66.1
Short-term investments	320.0	320.0	—	—
Common equity securities:
Financials	69.9	69.1	—	0.8
Basic Materials	56.2	56.2	—	—
Consumer	71.3	71.2	0.1	—
Energy	32.5	32.5	—	—
Utilities	17.9	17.9	—	—
Other	18.7	18.7	—	—
Common equity securities	266.5	265.6	0.1	0.8
Convertible fixed maturity investments	79.8	—	79.8	—
Other investments(1)	133.3	—	—	133.3
Total(1)	$2,797.6	$808.4	$1,789.0	$200.2

(1)       Excludes the carrying value of $21.5 million and $21.8 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of June 30, 2012 and December 31, 2011.

(2)       Fair value includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2011 consolidated balance sheet as part of the AutoOne Transaction.

At both June 30, 2012 and December 31, 2011, OneBeacon held one private preferred stock that represented approximately 85% of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, OneBeacon had $38.1 million and $36.9 million, respectively, of liabilities recorded at fair value and included in other liabilities as of June 30, 2012 and December 31, 2011. These liabilities relate to securities that have been sold short by a limited partnership that OneBeacon invests in and is required to consolidate in accordance with GAAP. As of June 30, 2012 and December 31, 2011, all of the liabilities included in the $38.1 million and $36.9 million, respectively, have been classified as Level 1 measurements.

The following table summarizes the ratings of OneBeacon’s corporate debt securities as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	($ in millions)
AA	$65.3	$61.9
A	349.5	307.3
BBB	346.2	378.2
BB	7.5	6.2
Other	3.9	5.1
Debt securities issued by corporations	$772.4	$758.7

Rollforwards of Fair Value Measurements by Level

The changes in Level 1 fair value measurements for the three and six months ended June 30, 2012 are as follows:

	Fixed	Common	Convertible
	maturity	equity	fixed maturity	Other
	investments	securities	investments	investments	Total(1)
	($ in millions)
Balance at January 1, 2012	$222.8	$265.6	$—	$—	$488.4
Amortization/accretion	(0.1)	—	—	—	(0.1)
Total net realized and unrealized gains (losses)	0.1	8.4	—	—	8.5
Purchases	17.8	18.0	—	—	35.8
Sales	(28.8)	(11.4)	—	—	(40.2)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2012	$211.8	$280.6	$—	$—	$492.4
Amortization/accretion	0.2	—	—	—	0.2
Total net realized and unrealized gains (losses)	(0.7)	(12.3)	—	—	(13.0)
Purchases	6.6	15.1	—	—	21.7
Sales	(13.2)	(17.9)	—	—	(31.1)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2012	$204.7	$265.5	$—	$—	$470.2

(1)       Excludes short-term investments which are deemed to have a Level 1 designation.

The changes in Level 2 fair value measurements for the three and six months ended June 30, 2012 are as follows:

	Fixed	Common	Convertible
	maturity	equity	fixed maturity	Other
	investments	securities	investments	investments	Total
	($ in millions)
Balance at January 1, 2012	$1,709.1	$0.1	$79.8	$—	$1,789.0
Amortization/accretion	(3.0)	—	0.6	—	(2.4)
Total net realized and unrealized gains (losses)	7.4	—	3.3	—	10.7
Purchases	570.5	—	1.7	—	572.2
Sales	(769.6)	—	(5.3)	—	(774.9)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2012	$1,514.4	$0.1	$80.1	$—	$1,594.6
Amortization/accretion	(2.7)	—	0.6	—	(2.1)
Total net realized and unrealized gains (losses)	6.3	—	(3.3)	—	3.0
Purchases	567.1	0.1	1.9	—	569.1
Sales	(354.5)	—	(3.7)	—	(358.2)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2012	$1,730.6	$0.2	$75.6	$—	$1,806.4

The changes in Level 3 fair value measurements for the three and six months ended June 30, 2012 are as follows:

	Fixed	Common	Convertible
	maturity	equity	fixed maturity	Other
	investments	securities	investments	investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2012	$66.1	$0.8	$—	$133.3	$200.2
Amortization/accretion	0.1	—	—	—	0.1
Total net realized and unrealized gains (losses)	5.8	—	—	4.9	10.7
Purchases	34.1	—	—	1.2	35.3
Sales	(0.4)	—	—	(5.0)	(5.4)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2012	$105.7	$0.8	$—	$134.4	$240.9
Amortization/accretion	0.1	—	—	—	0.1
Total net realized and unrealized gains (losses)	0.5	—	—	(0.9)	(0.4)
Purchases	18.3	—	—	11.6	29.9
Sales	(39.8)	—	—	(11.3)	(51.1)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2012	$84.8	$0.8	$—	$133.8	$219.4

(1)       Excludes the carrying value of $21.5 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

The changes in Level 3 fair value measurements for the three and six months ended June 30, 2011 are as follows:

	Fixed	Common	Convertible
	maturity	equity	fixed maturity	Other
	investments	securities	investments	investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2011	$99.1	$39.7	$—	$150.2	$289.0
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	1.8	(1.3)	—	6.4	6.9
Purchases	0.3	3.9	—	1.8	6.0
Sales	—	(0.1)	—	(17.0)	(17.1)
Transfers in	—	—	—	—	—
Transfers out	(27.7)	—	—	—	(27.7)
Balance at March 31, 2011	$73.5	$42.2	$—	$141.4	$257.1
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	(3.4)	0.3	—	4.2	1.1
Purchases	22.2	—	—	0.8	23.0
Sales	—	—	—	(9.8)	(9.8)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2011	$92.3	$42.5	$—	$136.6	$271.4

(1)           Excludes the carrying value of $21.8 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

“Transfers out” of Level 3 fixed maturity investments of $27.7 million for the three months ended March 31, 2011, were comprised of securities which had been previously classified as a Level 3 measurement and were recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.

Significant Unobservable Inputs

As described above, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing models and both observable and unobservable inputs.

The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 at June 30, 2012:

		Ratings			Input
Description	Fair Value	Range (1)	Valuation Technique	Unobservable Inputs	Range (1)

Agency commercial	$12.5	AA+	Discounted cash flow	Prepayment/default rate	15.0% CPJ (2)
mortgage-backed securities				Discount yield	1.2%

Non-agency residential	$2.2	CCC	Single broker indication (3)	N/A	N/A
mortgage-backed securities

Preferred stock	$70.1	NR	Discounted cash flow	Discount yield	8.7%
				Price cap	102.3%

(1)	As of June 30, 2012, each asset type consists of one security.

(2)	CPJ refers to the market convention for prepayment and default vector assumptions.

(3)

OneBeacon uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, OneBeacon uses the quoted market prices provided by outside pricing services to determine fair value and performs procedures to validate the market prices obtained from the outside sources. As a result of these procedures, OneBeacon did not use the price provided by a third party pricing vendor and chose to use a single broker indication for this security. At June 30, 2012, the estimated fair value for this security was $0.2 million less than the estimated fair value based upon quoted prices provided by a third party pricing vendor.

The assumed prepayment and default rates are significant unobservable inputs used to estimate the fair value of investments in agency commercial mortgage-backed securities (“CMBS”). Generally for bonds priced at a premium, increases in prepayment speeds will result in a lower fair value, while decreases in prepayment speeds may result in a higher fair value.

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in millions)
Fixed maturity investments	$0.3	$(3.1)	$6.3	$(1.3)
Short-term investments	—	—	—	—
Common equity securities	—	3.2	—	1.9
Convertible fixed maturity investments	—	—	—	—
Other investments	(1.9)	1.3	1.9	2.9
Total	$(1.6)	$1.4	$8.2	$3.5

Asset-backed Securities

OneBeacon purchases commercial and residential mortgage-backed securities to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon’s non-agency CMBS portfolio is generally short tenor and structurally senior, with more than 20 points of subordination on average for fixed rate CMBS and approximately 50 points of subordination on average for floating rate CMBS as of June 30, 2012. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of June 30, 2012, on average approximately 1% of the underlying loans were reported as non-performing for all CMBS held by OneBeacon. OneBeacon is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of June 30, 2012. OneBeacon’s investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of June 30, 2012. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).

There are also mortgage-backed securities that OneBeacon categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of June 30, 2012, OneBeacon held $2.2 million of mortgage-backed securities that were classified as non-prime. OneBeacon’s non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes the carrying value of OneBeacon’s asset-backed securities as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$716.7	$704.2	$12.5	$631.0	$631.0	$—
FNMA	14.9	14.9	—	166.8	166.8	—
FHLMC	0.1	0.1	—	4.9	4.9	—
Total agency(1)	731.7	719.2	12.5	802.7	802.7	—
Non-agency:
Residential	29.8	27.6	2.2	13.7	11.4	2.3
Commercial	182.0	182.0	—	68.4	68.4	—
Total Non-agency	211.8	209.6	2.2	82.1	79.8	2.3
Total mortgage-backed securities	943.5	928.8	14.7	884.8	882.5	2.3
Other asset-backed securities:
Credit card receivables	—	—	—	48.2	48.2	—
Vehicle receivables	12.7	12.7	—	5.3	5.3	—
Total other asset-backed securities	12.7	12.7	—	53.5	53.5	—
Total asset-backed securities	$956.2	$941.5	$14.7	$938.3	$936.0	$2.3

(1)       Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities

The security issuance years of OneBeacon’s investments in non-agency RMBS and non-agency CMBS securities as of June 30, 2012 are as follows:

	Fair Value	2007	2009	2010	2011	2012
	($ in millions)
Non-agency RMBS	$29.8	$2.2	$—	$13.2	$14.4	$—
Non-agency CMBS	182.0	3.8	3.9	4.0	54.2	116.1
Total	$211.8	$6.0	$3.9	$17.2	$68.6	$116.1

Non-agency Residential Mortgage-backed Securities

The classification of the underlying collateral quality and the tranche levels of OneBeacon’s non-agency RMBS securities are as follows as of June 30, 2012:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$27.6	$—	$27.6	$—
Non-prime	2.2	2.2	—	—
Total	$29.8	$2.2	$27.6	$—

(1)       At issuance, Super Senior were rated AAA by Standard & Poor’s Rating Service (“Standard & Poor’s”) or Aaa by Moody’s Investors Service, Inc. (“Moody’s”) and were senior to other AAA or Aaa bonds.

(2)       At issuance, Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to non-AAA or non-Aaa bonds.

(3)       At issuance, Subordinate were not rated AAA by Standard & Poor’s or Aaa by Moody’s and were junior to other bonds.

Non-agency Commercial Mortgage-backed Securities

The amount of fixed and floating rate securities and their tranche levels are as follows as of June 30, 2012:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$178.2	$123.5	$54.7	$—
Floating rate CMBS	3.8	3.8	—	—
Total	$182.0	$127.3	$54.7	$—

(1)       At issuance, Super Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to other AAA or Aaa bonds.

(2)       At issuance, Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to non-AAA or non-Aaa bonds.

(3)       At issuance, Subordinate were not rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to other bonds.

Other Investments

OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The decrease in the fair value of hedge funds and private equity funds is due to net redemptions during the period. The following tables summarize investments in hedge funds and private equity funds at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Fair	Unfunded	Fair	Unfunded
	Value	Commitments	Value	Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$14.9	$—	$15.1	$—
Long bank loan	0.2	—	0.2	—
Long/short equity	35.7	—	36.1	—
Long/short equity activist	2.4	—	2.1	—
Total hedge funds	$53.2	$—	$53.5	$—
Private equity funds
Insurance	$3.1	$0.1	$3.3	$0.1
Distressed residential real estate	10.6	—	13.7	—
Energy infrastructure and services	17.6	4.4	16.3	4.6
Healthcare	1.8	3.2	1.1	3.5
Multi-sector	20.2	4.4	19.3	5.2
Private equity secondaries	7.3	2.3	7.6	2.6
Real estate	5.9	0.1	4.4	0.1
Total private equity funds	$66.5	$14.5	$65.7	$16.1

Total hedge funds and private equity funds(1)	$119.7	$14.5	$119.2	$16.1

(1)       Other investments also includes $14.1 million of an investment in a community reinvestment vehicle as of June 30, 2012 and December 31, 2011 and $21.5 million and $21.8 million, respectively, of an investment in a tax advantaged federal affordable housing development fund as of June 30, 2012 and December 31, 2011.

Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the June 30, 2012 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days	60 - 89 days	90 - 119 days	120+ days
	notice	notice	notice	notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$6.7	$6.7
Quarterly	24.3	8.0	11.7	—	44.0
Annual	—	—	2.3	0.2	2.5
Total	$24.3	$8.0	$14.0	$6.9	$53.2

Certain of the hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. At June 30, 2012, $1.6 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at June 30, 2012.

OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. At June 30, 2012, redemptions of $9.4 million were outstanding. The date at which such redemptions will be received is not determinable at June 30, 2012. Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to “lock-up” periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At June 30, 2012, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock up period remaining	$13.6	$12.0	$40.9	$—	$66.5

NOTE 6. Debt

OneBeacon’s debt outstanding as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	($ in millions)
Senior unsecured notes, at face value	$269.9	$269.9
Unamortized original issue discount	(0.1)	(0.2)
Senior unsecured notes, carrying value	$269.8	$269.7

Senior Notes

In May 2003, OBH issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”) and received $693.4 million of proceeds. The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains. Refer to “Note 15. Related Party Disclosures” of the Company’s 2011 Annual Report on Form 10-K. OBH incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum. At June 30, 2012, OBH was in compliance with all of the covenants under the Senior Notes.

On March 24, 2011, OBH commenced a cash tender offer for up to $150.0 million in aggregate principal amount of the Senior Notes, which expired on April 20, 2011. Payment for the Senior Notes included accrued and unpaid interest up to the settlement date. OBH accepted and retired $150.0 million aggregate principal amount of the Senior Notes for $161.6 million, which resulted in a $12.0 million pre-tax loss, including transaction fees.

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

Financial information for OneBeacon’s segments follows:

			Investing,
			Financing
	Specialty	Other	and
	Insurance	Insurance	Corporate
	Operations	Operations	Operations	Total
	($ in millions)
Three months ended June 30, 2012
Earned premiums	$280.3	$1.7	$—	$282.0
Loss and LAE	(151.4)	(1.1)	—	(152.5)
Policy acquisition expenses	(60.8)	0.7	—	(60.1)
Other underwriting expenses	(51.3)	(0.7)	—	(52.0)
Total underwriting income	16.8	0.6	—	17.4
Net investment income	—	—	14.0	14.0
Net realized and unrealized investment losses	—	—	(11.9)	(11.9)
Net other revenues	0.1	—	0.1	0.2
General and administrative expenses	(0.5)	—	(2.1)	(2.6)
Interest expense on debt	—	—	(4.0)	(4.0)
Pre-tax income (loss)	$16.4	$0.6	$(3.9)	$13.1

			Investing,
			Financing
	Specialty	Other	and
	Insurance	Insurance	Corporate
	Operations	Operations	Operations	Total
	($ in millions)
Three months ended June 30, 2011
Earned premiums	$246.9	$0.6	$—	$247.5
Loss and LAE	(139.0)	1.1	—	(137.9)
Policy acquisition expenses	(53.5)	—	—	(53.5)
Other underwriting expenses	(42.0)	(2.1)	—	(44.1)
Total underwriting income (loss)	12.4	(0.4)	—	12.0
Net investment income	—	—	18.7	18.7
Net realized and unrealized investment gains	—	—	11.0	11.0
Net other revenues (expenses)	0.1	0.6	(12.2)	(11.5)
General and administrative expenses	(0.4)	—	(2.2)	(2.6)
Interest expense on debt	—	—	(6.0)	(6.0)
Pre-tax income	$12.1	$0.2	$9.3	$21.6

			Investing,
			Financing
	Specialty	Other	and
	Insurance	Insurance	Corporate
	Operations	Operations	Operations	Total
	($ in millions)
Six months ended June 30, 2012
Earned premiums	$552.1	$2.7	$—	$554.8
Loss and LAE	(287.9)	(13.9)	—	(301.8)
Policy acquisition expenses	(119.0)	1.5	—	(117.5)
Other underwriting expenses	(98.7)	(2.1)	—	(100.8)
Total underwriting income (loss)	46.5	(11.8)	—	34.7
Net investment income	—	—	28.7	28.7
Net realized and unrealized investment gains	—	—	17.9	17.9
Net other revenues (expenses)	0.2	0.2	(0.1)	0.3
General and administrative expenses	(0.8)	—	(4.5)	(5.3)
Interest expense on debt	—	—	(8.1)	(8.1)
Pre-tax income (loss)	$45.9	$(11.6)	$33.9	$68.2

			Investing,
			Financing
	Specialty	Other	and
	Insurance	Insurance	Corporate
	Operations	Operations	Operations	Total
	($ in millions)
Six months ended June 30, 2011
Earned premiums	$488.8	$3.8	$—	$492.6
Loss and LAE	(271.6)	3.3	—	(268.3)
Policy acquisition expenses	(102.7)	0.2	—	(102.5)
Other underwriting expenses	(88.4)	(5.0)	—	(93.4)
Total underwriting income	26.1	2.3	—	28.4
Net investment income	—	—	39.7	39.7
Net realized and unrealized investment gains	—	—	34.1	34.1
Net other revenues (expenses)	0.2	1.5	(12.4)	(10.7)
General and administrative expenses	(0.9)	—	(4.0)	(4.9)
Interest expense on debt	—	—	(12.3)	(12.3)
Pre-tax income	$25.4	$3.8	$45.1	$74.3

			Investing,
			Financing
	Specialty	Other	and
	Insurance	Insurance	Corporate
	Operations	Operations	Operations	Total
	($ in millions)
June 30, 2012
Total investments	$—	$—	$2,666.3	$2,666.3
Reinsurance recoverable on paid and unpaid losses	45.6	2,019.3	—	2,064.9
Deferred acquisition costs	120.9	—	—	120.9
Ceded unearned premiums	10.8	0.1	—	10.9
Loss and LAE reserves	881.6	2,293.7	—	3,175.3
Unearned premiums	569.0	1.4	—	570.4
Debt	—	—	269.8	269.8
December 31, 2011
Total investments	$—	$—	$2,707.6	$2,707.6
Reinsurance recoverable on paid and unpaid losses	62.7	2,121.3	—	2,184.0
Deferred acquisition costs	123.3	0.2	—	123.5
Ceded unearned premiums	10.5	0.2	—	10.7
Loss and LAE reserves	868.6	2,490.0	—	3,358.6
Unearned premiums	525.6	2.4	—	528.0
Debt	—	—	269.7	269.7

The following tables provide net written premiums, earned premiums and ratios for OneBeacon’s insurance operations by segment and in total, as well as for the three major underwriting units within Specialty Insurance Operations, for the three and six months ended June 30, 2012 and 2011:

				Specialty	Other
	MGA	Specialty	Specialty	Insurance	Insurance
($ in millions)	Business	Industries	Products	Operations(1)	Operations(2)	Total
Three months ended June 30, 2012
Net written premiums	$79.0	$120.9	$92.2	$292.1	$1.3	$293.4
Earned premiums	76.2	103.6	100.5	280.3	1.7	282.0
Ratios:
Loss and LAE	51.3%	49.4%	60.8%	54.0%	n/m	54.1%
Expense	44.4	38.4	38.3	40.0	n/m	39.8
GAAP combined	95.7%	87.8%	99.1%	94.0%	n/m	93.9%
Three months ended June 30, 2011
Net written premiums	$71.7	$102.9	$91.4	$266.0	$(0.4)	$265.6
Earned premiums	68.3	83.7	94.9	246.9	0.6	247.5
Ratios:
Loss and LAE	53.3%	50.9%	63.2%	56.3%	n/m	55.7%
Expense	41.6	40.4	35.1	38.7	n/m	39.4
GAAP combined	94.9%	91.3%	98.3%	95.0%	n/m	95.1%
Six months ended June 30, 2012
Net written premiums	$134.7	$231.2	$229.3	$595.2	$1.8	$597.0
Earned premiums	149.1	202.3	200.7	552.1	2.7	554.8
Ratios:
Loss and LAE	47.0%	49.8%	58.3%	52.1%	n/m	54.4%
Expense	44.3	38.3	36.9	39.4	n/m	39.3
GAAP combined	91.3%	88.1%	95.2%	91.5%	n/m	93.7%
Six months ended June 30, 2011
Net written premiums	$120.2	$188.5	$215.6	$524.3	$1.2	$525.5
Earned premiums	134.3	164.6	189.9	488.8	3.8	492.6
Ratios:
Loss and LAE	49.4%	53.9%	61.4%	55.6%	n/m	54.5%
Expense	41.8	41.4	35.2	39.1	n/m	39.8
GAAP combined	91.2%	95.3%	96.6%	94.7%	n/m	94.3%

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

(2)                                 As Other Insurance Operations consists of business in run-off, ratios are not meaningful.

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

The components of net periodic benefit income for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in millions)
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	1.2	1.3	2.4	2.6
Expected return on plan assets	(1.7)	(1.9)	(3.4)	(3.8)
Amortization of unrecognized loss	0.2	0.1	0.4	0.2
Net periodic pension income before settlement and special termination benefits expense	(0.1)	(0.3)	(0.2)	(0.6)
Special termination benefits expense (1)	0.1	0.2	0.1	0.4
Net periodic benefit income	$—	$(0.1)	$(0.1)	$(0.2)

(1)       Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

OneBeacon does not expect to make a contribution to its Qualified Plan in 2012. OneBeacon anticipates contributing $2.4 million to the Non-qualified Plan in 2012, for which OneBeacon has assets held in a rabbi trust. As of June 30, 2012, $1.2 million in contributions have been made to the Non-qualified Plan.

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

Performance Shares

The following summarizes performance share activity for performance shares whose value is based upon the market price of an underlying OneBeacon common share (“OB Performance Shares”) for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012		2011
	Target		Target
	OB		OB
	Performance		Performance
	Shares	Accrued	Shares	Accrued
	outstanding	expense	outstanding	expense
	($ in millions)
Beginning of period	569,745	$3.2	718,172	$8.4
Payments and deferrals (1)	(9,168)	(0.3)	—	—
New awards	—	—	—	—
Forfeitures and net change in assumed forfeitures	—	—	(46,445)	(0.3)
Expense recognized	—	0.2	—	1.9
End of period	560,577	$3.1	671,727	$10.0

	Six months ended June 30,
	2012		2011
	Target		Target
	OB		OB
	Performance		Performance
	Shares	Accrued	Shares	Accrued
	outstanding	expense	outstanding	expense
	($ in millions)
Beginning of period	642,667	$9.7	1,464,295	$18.5
Payments and deferrals (1) (2) (3)	(258,901)	(7.8)	(936,150)	(10.5)
New awards	181,290	—	194,900	—
Forfeitures and net change in assumed forfeitures	(4,479)	—	(51,318)	(0.3)
Expense recognized	—	1.2	—	2.3
End of period	560,577	$3.1	671,727	$10.0

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

The following summarizes performance shares outstanding and accrued performance expense at June 30, 2012 for each performance cycle:

	Target
	OB
	Performance
	Shares	Accrued
	outstanding	expense
	($ in millions)
Performance cycle:
2010—2012	242,098	$1.7
2011—2013	151,563	1.1
2012—2014	181,290	0.4
Sub-total	574,951	3.2
Assumed forfeitures	(14,374)	(0.1)
Total at June 30, 2012	560,577	$3.1

If 100% of the outstanding performance shares had been vested at June 30, 2012, the total additional compensation cost to be recognized would have been $3.4 million, based on current accrual factors at June 30, 2012 (common share price and payout assumptions).

All performance shares earned and paid for the 2010-2012, 2009-2011 and 2008-2010 performance cycles were settled in cash or by deferral into OneBeacon’s deferred compensation plan.

Stock Options

As described in the Company’s 2011 Annual Report on Form 10-K, in November 2006, in connection with the initial public offering, OneBeacon issued to its key employees 1,420,000 options to acquire common shares of the Company at an above-market fixed exercise price. The options vested in equal installments on each of the third, fourth and fifth anniversaries of their issuance. These options expired five and a half years from the anniversary of issuance. The fair value of each option award at grant date was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years. The options originally had a per share exercise price of $30.00. On May 27, 2008, the Compensation Committee of the Board (the “Compensation Committee”) amended the exercise price to $27.97 as a result of the $2.03 per share special dividend paid in the first quarter of 2008. On November 16, 2010, the Compensation Committee adjusted the exercise price to $25.47 as a result of the $2.50 per share special dividend paid in the third quarter of 2010. The compensation expense associated with the options and the incremental fair value of the award modifications were recognized ratably over the vesting period.

During the three and six months ended June 30, 2012, the remaining options held by active employees were unexercised and expired. No expense was recognized during the three and six months ended June 30, 2012 as the options had fully vested. The following summarizes option activity for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012		2011
	Target		Target
	options	Expense	options	Expense
	outstanding	amortized	outstanding	amortized
	($ in millions)
Beginning of period	740,870	$5.0	768,652	$4.6
Forfeitures	—	—	(18,522)	—
Vested and expired	(740,870)	—	—	—
Expense recognized	—	—	—	0.2
End of period	—	$5.0	750,130	$4.8

	Six months ended June 30,
	2012		2011
	Target		Target
	options	Expense	options	Expense
	outstanding	amortized	outstanding	amortized
	($ in millions)
Beginning of period	740,870	$5.0	768,652	$4.5
Forfeitures	—	—	(18,522)	—
Vested and expired	(740,870)	—	—	—
Expense recognized	—	—	—	0.3
End of period	—	$5.0	750,130	$4.8

Restricted Stock Units

The options granted in connection with OneBeacon’s initial public offering did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, on February 26, 2008, OneBeacon granted 116,270 Restricted Stock Units (“RSUs”) to actively employed option holders. The options were scheduled to vest one-third on each of November 9, 2009, 2010 and 2011 subject to, for each vesting tranche of units, the attainment of 4% growth in adjusted book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date.

Consistent with the terms of the RSU plan, all three tranches of RSUs vested and were deferred into the non-qualified deferred compensation plan. For both the three and six months ended June 30, 2012, OneBeacon recognized $0 in expense. For the three and six months ended June 30, 2011, OneBeacon recognized $0.1 million and $0, respectively, in expense.

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

The following summarizes the unrecognized compensation expense associated with the outstanding restricted share awards for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,
	2012		2011
		Unamortized		Unamortized
		grant date		grant date
	Restricted shares	fair value	Restricted shares	fair value
	($ in millions)
Non-vested at beginning of period	930,000	$11.9	—	$—
New awards	—	—	630,000	8.6
Forfeitures	—	—	—	—
Vested	—	—	—	—
Expense recognized	—	(0.7)	—	(0.1)
Non-vested at end of period	930,000	$11.2	630,000	$8.5

	Six months ended June 30,
	2012		2011
		Unamortized		Unamortized
		grant date		grant date
	Restricted shares	fair value	Restricted shares	fair value
	($ in millions)
Non-vested at beginning of period	630,000	$7.7	—	$—
New awards	300,000	4.6	630,000	8.6
Forfeitures	—	—	—	—
Vested	—	—	—	—
Expense recognized	—	(1.1)	—	(0.1)
Non-vested at end of period	930,000	$11.2	630,000	$8.5

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

OneBeacon’s income tax expense related to pre-tax income from continuing operations for the three months ended June 30, 2012 and 2011 represented net effective tax rates of 4.6% and 20.4%, respectively. The net effective tax rates for the six months ended June 30, 2012 and 2011 were 16.1% and 19.0%, respectively. The effective tax rates for the three and six months ended June 30, 2012 and 2011 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. For the three months ended June 30, 2012 and 2011, the effective tax rate on non-U.S. income was (2.3)% and 4.1%, respectively, and the effective tax rate on U.S. (loss) income was (27.1)% and 96.9%, respectively. For the six months ended June 30, 2012 and 2011, the effective tax rate on non-U.S. income was 0.8% and 2.4%, respectively, and the effective tax rate on U.S. income was 33.3% and 36.5%, respectively.

In arriving at the effective tax rate for the three and six months ended June 30, 2012 and 2011, OneBeacon forecasted changes in realized and unrealized investment gains or losses for the years ending December 31, 2012 and 2011, respectively, and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270.

OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005. In October 2008, the IRS commenced examination of OneBeacon’s U.S. income tax returns for 2005 and 2006. On January 5, 2011, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $19.9 million. OneBeacon disagrees with the adjustments proposed by the IRS and intends to defend its position. The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.

On July 28, 2011, the IRS commenced an examination of OneBeacon’s U.S. income tax returns for 2007, 2008 and 2009. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.

On January 24, 2012, OneBeacon sold the issued and outstanding shares of common stock of OB Lux to White Sands for $24.7 million. See Note 2. As a result of this sale, the Luxembourg NOLs generated by OB Lux of $1,031.7 million are no longer available for use by OneBeacon. As discussed in “Note 7. Income Taxes” of the Company’s 2011 Annual Report on Form 10-K, there was a full valuation allowance recorded against the tax benefit of these NOLs.

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

The fair value of the fixed-rate, long-term indebtedness was estimated by using observable inputs for similar instruments and is considered a Level 2 measurement. Considerable judgment is required to develop such estimates of fair value. Therefore, the estimate provided herein is not necessarily indicative of the amounts that could be realized in a current market exchange.

At June 30, 2012 and December 31, 2011, the fair value of OneBeacon’s Senior Notes (its fixed-rate, long-term indebtedness) was $277.6 million and $277.3 million, respectively, which compared to a carrying value of $269.8 million and $269.7 million, respectively.

NOTE 12. Earnings per Share

Basic and diluted earnings per share amounts have been determined in accordance with ASC 260, based on the weighted average number of common shares outstanding, including unvested restricted shares that are considered participating securities (see Note 9). The weighted average number of shares outstanding also includes the impact of share awards issued and share repurchases. During the three months ended June 30, 2012 and 2011, 20,055 shares and 21,980 shares, respectively, of the Company’s Class A common shares were awarded to certain non-employee directors of the Company’s Board in lieu of their 2011 annual cash retainers. During the third quarter of 2007, the Company began repurchasing shares under a share repurchase authorization. Since the inception of this authorization, the Company has repurchased and retired 5.6 million of its Class A common shares. During the six months ended June 30, 2012 and 2011, no shares were repurchased.

The following table outlines the Company’s computation of earnings per share for continuing operations attributable to OneBeacon’s common shareholders for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Earnings attributable to OneBeacon’s common shareholders — basic and diluted (in millions):
Net income attributable to OneBeacon’s common shareholders	$12.3	$16.7	$56.4	$59.3
Allocation of income for participating restricted common shares	(0.1)	—	(0.5)	(0.1)
Dividends paid on participating restricted common shares	(0.2)	(0.8)	(0.4)	(0.8)
Total allocation to restricted common shares	(0.3)	(0.8)	(0.9)	(0.9)
Net income attributable to OneBeacon’s common shareholders, net of restricted common share amounts	$12.0	$15.9	$55.5	$58.4
Distributed current period net earnings (in millions):
Net income attributable to OneBeacon’s common shareholders, net of restricted common share amounts	$12.0	$15.9	$55.5	$58.4
Dividends paid, net of restricted common shares	(19.8)	(114.3)	(39.6)	(134.1)
Total (overdistributed) undistributed current period net earnings, net of restricted common share amounts	$(7.8)	$(98.4)	$15.9	$(75.7)
Earnings per share denominator — basic and diluted (in millions):
Total weighted average common shares outstanding	95.4	94.7	95.3	94.5
Weighted average unvested restricted common shares(1)	(0.9)	(0.3)	(0.8)	(0.1)
Basic earnings per share denominator(2)	94.5	94.4	94.5	94.4
Earnings per share attributable to OneBeacon’s common shareholders — basic and diluted (in dollars):
Net income attributable to OneBeacon’s common shareholders per share	$0.13	$0.18	$0.60	$0.63
Dividends declared and paid per share	(0.21)	(1.21)	(0.42)	(1.42)
(Overdistributed) undistributed current period earnings per share	$(0.08)	$(1.03)	$0.18	$(0.79)

(1)       Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event (see Note 9).

(2)       Common shares issuable upon exercise of the options (see Note 9) were not included as their inclusion would be anti-dilutive for the periods presented. During the three and six months ended June 30, 2012, the remaining outstanding options were unexercised and expired (see Note 9).

Basic and diluted loss per share amounts for discontinued operations are included in Note 14.

NOTE 13. Common Shareholders’ Equity

Additional Paid in Capital

On January 24, 2012, OneBeacon sold the issued and outstanding shares of common stock of OB Lux to White Sands for $24.7 million. During the three months ended March 31, 2012, OneBeacon recorded a gain of $14.0 million as additional paid in capital. Net of transaction costs which were expensed through the statement of operations, the gain was $13.6 million.

Dividends on Common Shares

During the six months ended June 30, 2012, the Company declared and paid cash dividends totaling $40.0 million, or $0.42 per common share, of regular quarterly cash dividends. During the six months ended June 30, 2011, the Company declared and paid cash dividends totaling $134.9 million, or $1.42 per common share, including $39.8 million, or $0.42 per common share, of regular quarterly cash dividends and $95.1 million, or $1.00 per common share, of a special dividend.

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

Results of operations for the AutoOne division have been classified as discontinued operations and are presented, net of related income taxes, as such in the statements of comprehensive income and cash flows for all periods presented through closing. Amounts reflected within discontinued operations are consistent with amounts previously reported within the Other Insurance Operations segment for the AutoOne division, with the inclusion of the tax effects which previously were not separately calculated. Investing and financing activities for OneBeacon are managed on a consolidated basis and currently reported within the Investing, Financing and Corporate Operations segment. Therefore, no investment or financing activity is included in discontinued operations. During the year ended December 31, 2011, OneBeacon recorded a net charge of $29.6 million pre-tax, $19.2 million after tax, reflecting the estimated loss on sale of the AutoOne business, which includes the $25.0 million of net assets held for sale as well as estimates for transaction costs. The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in millions)
Net written premiums	$—	$15.1	$2.2	$33.3
Revenues
Earned premiums	$—	$17.5	$7.8	$35.9
Total revenues	—	17.5	7.8	35.9
Expenses
Loss and LAE	—	13.9	6.7	28.1
Policy acquisition expenses	—	1.9	1.0	3.9
Other underwriting expenses	—	3.4	0.2	6.5
Total expenses	—	19.2	7.9	38.5
Pre-tax loss	—	(1.7)	(0.1)	(2.6)
Income tax benefit	—	0.5	—	0.7
Loss from discontinued operations, net of tax	$—	$(1.2)	$(0.1)	$(1.9)

Basic loss per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding, if any.

The following table outlines the computation of loss per share for discontinued operations attributable to OneBeacon’s common shareholders for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Loss attributable to OneBeacon’s common shareholders — basic and diluted (in millions):
Net loss attributable to OneBeacon’s common shareholders	$—	$(1.2)	$(0.1)	$(1.9)
Allocation of loss for participating unvested restricted common shares	—	—	—	—
Net loss attributable to OneBeacon’s common shareholders, net of restricted common share amounts	$—	$(1.2)	$(0.1)	$(1.9)
Loss per share denominator — basic and diluted (in millions):
Total weighted average common shares outstanding	95.4	94.7	95.3	94.5
Weighted average unvested restricted common shares(1)	(0.9)	(0.3)	(0.8)	(0.1)
Basic earnings per share denominator(2)	94.5	94.4	94.5	94.4
Loss per share attributable to OneBeacon’s common shareholders — basic and diluted (in dollars):
Net loss attributable to OneBeacon’s common shareholders per share	$—	$(0.01)	$—	$(0.02)

(1)       Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event (see Note 9).

(2)       Common shares issuable upon exercise of the options (see Note 9) were not included as their inclusion would be anti-dilutive for the periods presented. During the three and six months ended June 30, 2012, the remaining outstanding options were unexercised and expired (see Note 9).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon’s actual results could be materially different from and worse than its expectations. See “Forward-Looking Statements” on page 62 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Book Value Per Share

The following table presents our book value per share.

	June 30,	March 31,	December 31,
	2012	2012	2011
	(in millions, except per share amounts)
Numerator
OneBeacon’s common shareholders’ equity	$1,131.8	$1,138.4	$1,099.8

Denominator
Common shares outstanding (1)	95.4	95.4	95.1

Book value per share (2)	$11.86	$11.93	$11.56

(1)       Common shares outstanding includes the impact of unvested restricted shares and also the impact of repurchases of Class A common shares made under OneBeacon Insurance Group, Ltd.’s (the Company) share repurchase authorization.

(2)       We paid a quarterly dividend of $0.21 per share in June 2012 and March 2012.

We ended the second quarter of 2012 with a book value per share of $11.86, reflecting an increase of 1.2% for the second quarter of 2012 and 6.3% through the six months ended June 30, 2012, including dividends (a quarterly dividend of $0.21 per share), on an internal rate of return basis. The growth in book value per share includes a 0.1% and 1.8% total return on invested assets for the three and six months ended June 30, 2012, respectively. The increase in the six months ended June 30, 2012 also includes a $13.6 million gain, net of transaction costs, as a result of the sale of OneBeacon Holdings (Luxembourg) S.à r.l. (OB Lux) to a subsidiary of White Mountains Insurance Group, Ltd. (White Mountains), with $14.0 million reflected as an increase to additional paid in capital and $0.4 million in transaction costs expensed through the statement of operations in the three months ended March 31, 2012. We reported comprehensive income attributable to OneBeacon’s common shareholders of $12.4 million and $56.6 million, respectively, in the three and six months ended June 30, 2012, compared to comprehensive income attributable to OneBeacon’s common shareholders of $15.5 million and $57.5 million, respectively, in the same periods of 2011. The decrease in the quarter and through the six months ended June 30, 2012 as compared to the prior year was primarily due to investment results, partially offset by a decrease in net other revenues (expense) relating to the adverse impact of the debt tender completed in April 2011 reflected in the results for the quarter and the six months ended June 30, 2011.

Our GAAP combined ratios were 93.9% and 93.7% for the three and six months ended June 30, 2012, respectively, compared to 95.1% and 94.3% for the three and six months ended June 30, 2011, respectively. The decrease in the combined ratio for the three months ended June 30, 2012 as compared with the prior year period was primarily due to lower current accident year catastrophe and non-catastrophe losses partially offset by lower favorable loss reserve development and increased other underwriting expenses, as compared to the three months ended June 30, 2011. The three months ended June 30, 2012 included 2.0 points of current accident year catastrophe losses primarily related to spring windstorms, compared to 5.5 points of current accident year catastrophe losses in the three months ended June 30, 2011 primarily related to tornados in the southeastern and midwestern United States. The three months ended June 30, 2012 included 1.1 points of favorable loss reserve development, as compared to 4.1 points of favorable loss reserve development in the prior year period. The decrease in the combined ratio for the six months ended June 30, 2012 was primarily due to lower current accident year catastrophe and non-catastrophe losses and other underwriting expenses, as compared to the six months ended June 30, 2011, partially offset by lower favorable loss reserve development and slightly higher policy acquisition expenses. The six months ended June 30, 2012 included 1.5 points of current accident year catastrophe losses primarily related to spring windstorms, compared to 4.3 points of current accident year catastrophe losses in the six months ended June 30, 2011 primarily related to tornados in the southeastern and midwestern United States. The six months ended June 30, 2012 included 1.3 points of unfavorable loss reserve development, as compared to 3.1 points of favorable loss reserve development in the prior year period. The six months ended June 30, 2012 also includes the impact of lower deferrals under new accounting guidance and the amortization of previously deferred costs not longer eligible for deferral. Total net written premiums increased 10.5% in the three months ended June 30, 2012 to $293.4 million, compared to $265.6 million for the three months ended June 30, 2011. Total net written premiums increased 13.6% in the six months ended June 30, 2012 to $597.0 million, compared to $525.5 million for the six months ended June 30, 2011. The increase in net written premiums for both the three and six months ended June 30, 2012 as compared to the prior periods is the result of premium growth in a number of our specialty businesses as described below.

Significant Transactions

AutoOne.  On February 22, 2012, we completed the sale of AutoOne Insurance business (AutoOne) to Interboro Holdings, Inc. (Interboro) (the AutoOne Transaction). AutoOne offered products and services to assigned risk markets primarily in New York and New Jersey. AutoOne had been included within the Other Insurance Operations segment, however, as a result of the AutoOne Transaction, AutoOne has been presented as discontinued operations in the statements of operations through closing with the prior periods reclassified to conform to the current presentation. Pursuant to the terms of the AutoOne Transaction, at closing we transferred to Interboro all of the issued and outstanding shares of common stock of AutoOne Insurance Company (AOIC) and AutoOne Select Insurance Company (AOSIC), through which substantially all of the AutoOne business was written on a direct basis. At closing, we also transferred the assets, liabilities (including loss reserves and unearned premiums) and capital of the business as well as substantially all of the AutoOne infrastructure including systems and office space as well as certain staff. The closing balance sheet is subject to post-closing adjustments. The AutoOne Transaction also included the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which we cede, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in millions)
Net written premiums	$293.4	$265.6	$597.0	$525.5
Revenues
Earned premiums	$282.0	$247.5	$554.8	$492.6
Net investment income	14.0	18.7	28.7	39.7
Net realized and unrealized investment (losses) gains	(11.9)	11.0	17.9	34.1
Net other revenues (expenses)	0.2	(11.5)	0.3	(10.7)
Total revenues	284.3	265.7	601.7	555.7
Expenses
Loss and LAE	152.5	137.9	301.8	268.3
Policy acquisition expenses	60.1	53.5	117.5	102.5
Other underwriting expenses	52.0	44.1	100.8	93.4
General and administrative expenses	2.6	2.6	5.3	4.9
Interest expense on debt	4.0	6.0	8.1	12.3
Total expenses	271.2	244.1	533.5	481.4
Pre-tax income from continuing operations	13.1	21.6	68.2	74.3
Income tax expense	(0.6)	(4.4)	(11.0)	(14.1)
Net income from continuing operations	12.5	17.2	57.2	60.2
Loss from discontinued operations, net of tax	—	(1.2)	(0.1)	(1.9)
Net income including noncontrolling interests	12.5	16.0	57.1	58.3
Less: Net income attributable to noncontrolling interests	(0.2)	(0.5)	(0.8)	(0.9)
Net income attributable to OneBeacon’s common shareholders	12.3	15.5	56.3	57.4
Change in other comprehensive income and loss items	0.1	—	0.3	0.1
Comprehensive income attributable to OneBeacon’s common shareholders	$12.4	$15.5	$56.6	$57.5

The following table provides ratios of our consolidated underwriting results for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Ratios:(1)(2)(3)(4)
Loss and LAE	54.1%	55.7%	54.4%	54.5%
Expense	39.8	39.4	39.3	39.8
GAAP combined	93.9%	95.1%	93.7%	94.3%

(1)	Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

(2)

Includes our long-term incentive compensation expense. For the three months ended June 30, 2012 and 2011, long-term incentive compensation expense increased our total combined ratio by 1.1 points and 1.9 points, respectively. For the six months ended June 30, 2012 and 2011, long-term incentive compensation expense increased our total combined ratio by 1.5 points and 1.8 points, respectively.

(3)

Includes loss and LAE relating to catastrophes. For the three months ended June 30, 2012 and 2011, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 2.0 points and 5.5 points, respectively. Development on prior accident year catastrophes had no impact on our loss and LAE and total combined ratios. For the six months ended June 30, 2012 and 2011, total calendar year incurred loss and LAE relating to catastrophes increased our loss and LAE and total combined ratios by 1.7 points and 4.9 points, respectively, including development on prior accident year catastrophes which increased our loss and LAE and total combined ratios by 0.2 points and 0.6 points, respectively.

(4)

Prior accident year development, including development on catastrophes, for the three months ended June 30, 2012 and 2011 decreased our loss and LAE and total combined ratios by 1.1 points and 4.1 points, respectively. Prior accident year development, including development on catastrophes, for the six months ended June 30, 2012 and 2011 increased (decreased) our loss and LAE and total combined ratios by 1.3 points and (3.1) points, respectively.

Consolidated Results—Three months ended June 30, 2012 versus three months ended June 30, 2011

Our comprehensive income attributable to OneBeacon’s common shareholders was $12.4 million in the three months ended June 30, 2012, compared to $15.5 million in the three months ended June 30, 2011. Net income attributable to OneBeacon’s common shareholders was $12.3 million in the three months ended June 30, 2012, compared to $15.5 million in the three months ended June 30, 2011.

Our total revenues increased 7.0% to $284.3 million in the three months ended June 30, 2012, compared to $265.7 million in the three months ended June 30, 2011. The increase included a 13.9% increase in earned premiums related to several of our specialty businesses as described below. Net realized and unrealized investment (losses) gains decreased $22.9 million to $(11.9) million, compared to $11.0 million in the three months ended June 30, 2011. Net investment income decreased 25.1% to $14.0 million in the three months ended June 30, 2012 due to a 12.4% decline in average invested assets. The decline in average invested assets since June 30, 2011 was driven by the AutoOne Transaction, return of capital to shareholders, repurchases of debt and the run-off of reserves related to the commercial lines business which was exited via a renewal rights sale. Net other revenues (expenses) increased to $0.2 million in the three months ended June 30, 2012, compared to $(11.5) million in the three months ended June 30, 2011. During the three months ended June 30, 2011, we repurchased and retired $150.0 million aggregate principal of senior notes as a result of a cash tender offer, resulting in a $12.0 million loss.

Our total expenses increased 11.1% in the three months ended June 30, 2012 to $271.2 million, compared to $244.1 million in the three months ended June 30, 2011. Loss and LAE increased 10.6% to $152.5 million in the three months ended June 30, 2012, in line with the growth in our specialty businesses and also due to lower favorable loss reserve development. Policy acquisition expenses increased 12.3% to $60.1 million related to higher commission expense on increased premium volumes as well as lower deferrals under revised accounting guidance and amortization of previously deferred costs. Other underwriting expenses increased 17.9% to $52.0 million in the three months ended June 30, 2012 primarily reflective of costs to support the growth in our specialty businesses. Interest expense decreased 33.3% to $4.0 million in the three months ended June 30, 2012 reflective of actions taken to reduce outstanding debt.

Our income tax expense related to pre-tax income from continuing operations for the three months ended June 30, 2012 and 2011 represented net effective tax rates of 4.6% and 20.4%, respectively. The effective tax rates for the three months ended June 30, 2012 and 2011 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. For the three months ended June 30, 2012 and 2011, the effective tax rate on non-U.S. income was (2.3)% and 4.1%, respectively, and the effective tax rate on U.S. (loss) income was (27.1)% and 96.9%, respectively. In arriving at the effective tax rate for the three months ended June 30, 2012 and 2011, we forecasted changes in realized and unrealized investment gains or losses for the years ending December 31, 2012 and 2011, respectively, and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270.

Our GAAP combined ratio for the three months ended June 30, 2012 improved to 93.9% from 95.1% for the three months ended June 30, 2011. The loss and LAE ratio decreased by 1.6 points to 54.1% while the expense ratio increased by 0.4 points to 39.8%. The decrease in the loss and LAE ratio was primarily due to lower current accident year catastrophe and non-catastrophe losses, partially offset by lower favorable loss reserve development. The three months ended June 30, 2012 included $5.7 million or 2.0 points of current accident year catastrophe losses, as compared to $13.7 million or 5.5 points of current accident year catastrophe losses in the three months ended June 30, 2011. The three months ended June 30, 2012 included $3.3 million or 1.1 points of favorable loss reserve development, as compared to $10.1 million or 4.1 points of favorable loss reserve development in the three months ended June 30, 2011. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The expense ratio increased primarily due to other underwriting expenses related to higher employee costs resulting from actions taken to migrate corporate functions to corporate headquarters in Minnesota, partially offset by a slight decrease in policy acquisition expenses.

Consolidated Results—Six months ended June 30, 2012 versus six months ended June 30, 2011

Our comprehensive income attributable to OneBeacon’s common shareholders was $56.6 million in the six months ended June 30, 2012, compared to $57.5 million in the six months ended June 30, 2011. Net income attributable to OneBeacon’s common shareholders was $56.3 million in the six months ended June 30, 2012, compared to $57.4 million in the six months ended June 30, 2011.

Our total revenues increased 8.3% to $601.7 million in the six months ended June 30, 2012, compared to $555.7 million in the six months ended June 30, 2011. The increase was mainly due to a 12.6% increase in earned premiums related to several of our specialty businesses as described below. Net realized and unrealized investment gains decreased $16.2 million to $17.9 million, compared to $34.1 million in the six months ended June 30, 2011. Net investment income decreased 27.7% to $28.7 million in the six months ended June 30, 2011 due to a 12.6% decline in average invested assets. The decline in average invested assets since June 30, 2012 was driven by the AutoOne Transaction, return of capital to shareholders, repurchases of debt and the run-off of reserves related to the commercial lines business that was exited via a renewal rights sale. Net other revenues (expenses) increased $11.0 million to $0.3 million in the six months ended June 30, 2012, compared to $(10.7) million in the six months ended June 30, 2011. The six months ended June 30, 2011 included a $12.0 million loss related to the purchase of a portion of our senior notes, partially offset by $0.8 million in additional consideration for aggregate premium renewals exceeding $200 million related to the renewal rights agreement for our commercial lines business.

Our total expenses increased 10.8% in the six months ended June 30, 2012 to $533.5 million, compared to $481.4 million in the six months ended June 30, 2011. Loss and LAE increased 12.5% to $301.8 million in the six months ended June 30, 2012 in line with the growth in our specialty businesses and also due to unfavorable loss reserve development. The unfavorable loss reserve development was driven by case incurred development on a small number of run-off claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. Policy acquisition expenses increased 14.6% to $117.5 million related to higher commission expense on increased premium volumes as well as lower deferrals under revised accounting guidance and amortization of previously deferred costs. Other underwriting expenses increased 7.9% to $100.8 million in the six months ended June 30, 2012 primarily reflective of costs to support the growth in our specialty businesses. Interest expense decreased 34.1% to $8.1 million in the six months ended June 30, 2012 reflective of actions taken to reduce outstanding debt.

Our income tax expense related to pre-tax income from continuing operations for the six months ended June 30, 2012 and 2011 represented net effective tax rates of 16.1% and 19.0%, respectively. The effective tax rates for the six months ended June 30, 2012 and 2011 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. For the six months ended June 30, 2012 and 2011, the effective tax rate on non-U.S. income was 0.8% and 2.4%, respectively, and the effective tax rate on U.S. income was 33.3% and 36.5%, respectively. In arriving at the effective tax rate for the six months ended June 30, 2012 and 2011, we forecasted changes in realized and unrealized investment gains or losses for the years ending December 31, 2012 and 2011, respectively, and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270.

Our GAAP combined ratio for the six months ended June 30, 2012 improved to 93.7% from 94.3% for the six months ended June 30, 2011. The loss and LAE ratio decreased by 0.1 point to 54.4% while the expense ratio decreased by 0.5 points to 39.3%. The decrease in the loss and LAE ratio was primarily due to a decrease in current accident year catastrophe and non-catastrophe losses, almost entirely offset by unfavorable loss reserve development. The six months ended June 30, 2012 included $8.2 million or 1.5 points of current accident year catastrophe losses, as compared to $21.0 million or 4.3 points of current accident year catastrophe losses in the six months ended June 30, 2011. The six months ended June 30, 2012 included $7.2 million or 1.3 points of unfavorable loss reserve development primarily driven by case incurred development on a small number of run-off claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims, partially offset by favorable loss reserve development within Specialty Insurance Operations. The six months ended June 30, 2011 included $15.2 million or 3.1 points of favorable loss reserve development primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. The expense ratio decreased primarily due to higher other underwriting expenses on a higher earned premium base, partially offset by a slight increase in policy acquisition expenses.

Summary of Operations By Segment

Specialty Insurance Operations is comprised of a number of underwriting units that are aggregated into three major underwriting units: MGA Business, Specialty Industries and Specialty Products. Other Insurance Operations includes the non-specialty commercial lines business and traditional personal lines business, other run-off business and certain purchase accounting adjustments relating to our acquisition by White Mountains in 2001.  Investing, Financing and Corporate Operations includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through our holding companies. The prior periods have been reclassified to conform to the current presentation. Our segment information is presented in Note 7—“Segment Information” of the accompanying consolidated financial statements.

Specialty Insurance Operations

Financial results for our Specialty Insurance Operations segment for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in millions)
Net written premiums	$292.1	$266.0	$595.2	$524.3
Earned premiums	$280.3	$246.9	$552.1	$488.8
Loss and LAE	(151.4)	(139.0)	(287.9)	(271.6)
Policy acquisition expenses	(60.8)	(53.5)	(119.0)	(102.7)
Other underwriting expenses	(51.3)	(42.0)	(98.7)	(88.4)
Total underwriting income	16.8	12.4	46.5	26.1
Net other revenues	0.1	0.1	0.2	0.2
General and administrative expenses	(0.5)	(0.4)	(0.8)	(0.9)
Pre-tax income from continuing operations	$16.4	$12.1	$45.9	$25.4

The following table provides net written premiums, earned premiums and underwriting ratios by major underwriting unit and Specialty Insurance Operations in total for the three and six months ended June 30, 2012 and 2011:

				Specialty
	MGA	Specialty	Specialty	Insurance
($ in millions)	Business	Industries	Products	Operations
Three months ended June 30, 2012
Net written premiums	$79.0	$120.9	$92.2	$292.1
Earned premiums	76.2	103.6	100.5	280.3
Ratios:(1)(2)(3)
Loss and LAE	51.3%	49.4%	60.8%	54.0%
Expense	44.4	38.4	38.3	40.0
GAAP combined	95.7%	87.8%	99.1%	94.0%
Three months ended June 30, 2011
Net written premiums	$71.7	$102.9	$91.4	$266.0
Earned premiums	68.3	83.7	94.9	246.9
Ratios:(1)(2)(3)
Loss and LAE	53.3%	50.9%	63.2%	56.3%
Expense	41.6	40.4	35.1	38.7
GAAP combined	94.9%	91.3%	98.3%	95.0%
Six months ended June 30, 2012
Net written premiums	$134.7	$231.2	$229.3	$595.2
Earned premiums	149.1	202.3	200.7	552.1
Ratios:(1)(2)(3)
Loss and LAE	47.0%	49.8%	58.3%	52.1%
Expense	44.3	38.3	36.9	39.4
GAAP combined	91.3%	88.1%	95.2%	91.5%
Six months ended June 30, 2011
Net written premiums	$120.2	$188.5	$215.6	$524.3
Earned premiums	134.3	164.6	189.9	488.8
Ratios:(1)(2)(3)
Loss and LAE	49.4%	53.9%	61.4%	55.6%
Expense	41.8	41.4	35.2	39.1
GAAP combined	91.2%	95.3%	96.6%	94.7%

(1)

Includes our long-term incentive compensation expense. For the three months ended June 30, 2012 and 2011, long-term incentive compensation expense increased our Specialty Insurance Operations combined ratio by 1.1 points and 1.9 points, respectively. For the six months ended June 30, 2012 and 2011, long-term incentive compensation expense increased our Specialty Insurance Operations combined ratio by 1.5 points and 1.7 points, respectively.

(2)

Includes loss and LAE relating to catastrophes. For the three months ended June 30, 2012 and 2011, total calendar year incurred loss and LAE relating to catastrophes increased our Specialty Insurance Operations loss and LAE and total combined ratios by 1.8 points and 5.5 points, respectively, including development on prior accident year catastrophes which decreased our Specialty Insurance Operations loss and LAE and total combined ratios by 0.2 points and 0, respectively. For the six months ended June 30, 2012 and 2011, total calendar year incurred loss and LAE relating to catastrophes increased our Specialty Insurance Operations loss and LAE and total combined ratios by 1.6 points and 4.6 points, respectively, including development on prior accident year catastrophes which increased our Specialty Insurance Operations loss and LAE and total combined ratios by 0.1 points and 0.3 points, respectively.

(3)

Prior accident year development, including development on catastrophes, for the three months ended June 30, 2012 and 2011 decreased our Specialty Insurance Operations loss and LAE and total combined ratios by 1.2 points and 2.8 points, respectively. Prior accident year development, including development on catastrophes, for the six months ended June 30, 2012 and 2011 decreased our Specialty Insurance Operations loss and LAE and total combined ratios by 1.0 points and 1.7 points, respectively.

Specialty Insurance Operations—Three months ended June 30, 2012 versus three months ended June 30, 2011

Overview.  We reported a GAAP combined ratio of 94.0% for the three months ended June 30, 2012, compared to 95.0% for the three months ended June 30, 2011. The decrease in our combined ratio reflects lower current accident year catastrophe losses, partially offset by lower favorable loss reserve development and higher other underwriting expenses.

MGA Business.  Net written premiums for MGA Business increased 10.2% to $79.0 million in the three months ended June 30, 2012 from $71.7 million in the three months ended June 30, 2011. The increase compared to the prior year period was primarily due to a $4.7 million increase in net written premiums from our collector cars and boats business driven by growth in new business, a $1.6 million increase in net written premiums from OneBeacon Entertainment (OBE) related to growth in new business and a $1.0 million increase in net written premiums from A.W.G. Dewar (Dewar) as compared to the prior year period.

The MGA Business combined ratio for the three months ended June 30, 2012 increased to 95.7% from 94.9% for the three months ended June 30, 2011. The loss and LAE ratio decreased by 2.0 points to 51.3%, while the expense ratio increased by 2.8 points to 44.4%. The decrease in the loss and LAE ratio reflects a 2.3 point decrease in current accident year catastrophe and non-catastrophe losses as compared to the prior year period. The three months ended June 30, 2012 includes 0.4 points of current accident year catastrophe losses, primarily related to spring windstorms which impacted our collector cars and boats business, as compared to 2.0 points in the three months ended June 30, 2011, primarily related to tornados in the southeastern and midwestern United States which impacted our collector cars and boats business. The three months ended June 30, 2012 included 1.3 points of unfavorable loss reserve development primarily related to our collector cars and boats business, compared to 1.0 point of unfavorable loss reserve development primarily related to OBE. The increase in the expense ratio was driven by higher other underwriting expenses relating to employee costs associated with the newly formed OneBeacon Program Group, partially offset by lower policy acquisition expenses despite higher policy acquisition expenses related to lower deferrals under revised accounting guidance and amortization of $2.0 million of previously deferred costs that are no longer eligible for deferral, principally within our collector cars and boats business.

Specialty Industries.  Net written premiums for Specialty Industries increased 17.5% to $120.9 million in the three months ended June 30, 2012 from $102.9 million in the three months ended June 30, 2011. The increase compared to the prior year period was due to an $8.3 million increase in net written premiums from OneBeacon Technology Insurance (OBTI), a $4.2 million increase in net written premiums from OneBeacon Energy Group (OBEG), a $2.8 million increase in net written premiums from OneBeacon Accident Group (OBA) and a $1.8 million increase in net written premiums from OneBeacon Government Risks (OBGR), partially offset by a $0.9 million decrease in net written premiums from International Marine Underwriters (IMU). The increase was primarily due to new business as well as solid retention levels despite competition in the marketplace.

The Specialty Industries combined ratio for the three months ended June 30, 2012 decreased to 87.8% from 91.3% for the three months ended June 30, 2011. The loss and LAE ratio decreased by 1.5 points to 49.4% while the expense ratio decreased by 2.0 points to 38.4%. The decrease in the expense ratio reflects the impact of higher policy acquisition expenses and other underwriting expenses over a higher earned premium base. The decrease in the loss and LAE ratio was due to a 1.5 point decrease in current accident year losses, compared with the three months ended June 30, 2011. The three months ended June 30, 2012 included 1.8 points of current accident year catastrophes, primarily related to spring windstorms impacting OBGR, as compared to 2.7 points of current accident year catastrophe losses primarily related to tornados in southeastern and midwestern United States which impacted OBTI and OBGR in the prior year period.

Specialty Products.  Net written premiums for Specialty Products increased 0.9% to $92.2 million in the three months ended June 30, 2012 from $91.4 million in the three months ended June 30, 2011. The increase was primarily due to a $4.1 million increase in net written premiums from OneBeacon Specialty Property (OBSP) driven by growth in new business and retention and $1.1 million increase in net written premiums from OneBeacon Excess and Surplus (OBES) which we began writing in 2011, partially offset by a $4.0 million decrease in net written premiums from OneBeacon Property and Inland Marine (PIM) reflecting a revised underwriting strategy. Net written premiums from OneBeacon Professional Insurance (OBPI) were essentially flat.

The Specialty Products combined ratio for the three months ended June 30, 2012 increased to 99.1% from 98.3% for the three months ended June 30, 2011. The loss and LAE ratio decreased by 2.4 points to 60.8% while the expense ratio increased by 3.2 points to 38.3%. The increase in the expense ratio was primarily due to an increase in policy acquisition expenses mainly due to an assumed reinsurance program and an increase in contingent commissions at OBPI, as well as other underwriting expenses. The decrease in the loss and LAE ratio was primarily due to a 6.7 point decrease in current accident year losses, compared with the three months ended June 30, 2011. The three months ended June 30, 2012 included 3.5 points of current accident year catastrophe losses, primarily related to spring windstorms impacting PIM and OBPI, compared to 10.3 points of current accident year catastrophe losses primarily related to tornados in the southeastern and midwestern United States impacting PIM and OBPI in the prior year period. This was partially offset by lower favorable loss reserve development. The three months ended June 30, 2012 included 0.2 points of favorable loss reserve development, compared to 4.5 points of favorable loss reserve development primarily related to professional liability in the prior year period.

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

For the three months ended June 30, 2012, our net combined ratio was higher than our gross combined ratio by 7.5 points, primarily due to the impact of favorable development on a large loss that had been ceded under the marine reinsurance treaty, and to a lesser extent the cost of facultative reinsurance, property reinsurance and catastrophe reinsurance. For the three months ended June 30, 2011, our net combined ratio was higher than our gross combined ratio by 4.1 points, primarily due to the impact of the cost of property reinsurance and catastrophe reinsurance, and to a lesser extent the cost of facultative reinsurance and marine reinsurance.

Specialty Insurance Operations—Six months ended June 30, 2012 versus six months ended June 30, 2011

Overview.  We reported a GAAP combined ratio of 91.5% for the six months ended June 30, 2012, compared to 94.7% for the six months ended June 30, 2011. The decrease in our combined ratio was primarily due to lower current accident year catastrophe and non-catastrophe losses and slightly lower other underwriting expenses, partially offset by lower favorable loss reserve development and higher policy acquisition expenses.

MGA Business.  Net written premiums for MGA Business increased 12.1% to $134.7 million in the six months ended June 30, 2012 from $120.2 million in the six months ended June 30, 2011. The increase compared to the prior year period was primarily due to an $8.3 million increase in net written premiums from our collector cars and boats business driven by growth in new business as well as retention, a $5.1 million increase in net written premiums from OBE related to growth in new business and a $1.1 million increase in net written premiums from Dewar.

The MGA Business combined ratio for the six months ended June 30, 2012 was essentially flat at 91.3% compared to 91.2% for the six months ended June 30, 2011. The loss and LAE ratio decreased by 2.4 points to 47.0%, while the expense ratio increased by 2.5 points to 44.3%. The decrease in the loss and LAE ratio was primarily due to a decrease in unfavorable loss reserve development. The six months ended June 30, 2012 included 1.1 point of unfavorable loss reserve development related to our collector cars and boats business and OBE, compared to 3.7 points of unfavorable loss reserve development related to OBE. The increase in the expense ratio was driven primarily by employee costs associated with the newly formed OneBeacon Program Group, as well as slightly higher policy acquisition expenses which includes the impact of lower deferrals under revised accounting guidance and amortization of $4.4 million of previously deferred costs that are no longer eligible for deferral, principally within our collector cars and boats business.

Specialty Industries.  Net written premiums for Specialty Industries increased 22.7% to $231.2 million in the six months ended June 30, 2012 from $188.5 million in the six months ended June 30, 2011. The increase compared to the prior year period was due to a $17.1 million increase in net written premiums from OBTI, a $9.8 million increase in net written premiums from OBA, a $7.8 million increase in net written premiums from OBEG, a $6.0 million increase in net written premiums from OBGR and a $2.0 million increase in net written premiums from IMU. The increase was primarily due to new business as well as solid retention levels across the businesses despite competition in the marketplace.

The Specialty Industries combined ratio for the six months ended June 30, 2012 decreased to 88.1% from 95.3% for the six months ended June 30, 2011. The loss and LAE ratio decreased by 4.1 points to 49.8% while the expense ratio decreased by 3.1 points to 38.3%. The decrease in the loss and LAE ratio was primarily due to a decrease in current accident year catastrophe and non-catastrophe losses. The six months ended June 30, 2012 included 1.6 points of current accident year catastrophe losses primarily related to spring windstorms impacting OBGR, as compared to 4.2 points of current accident year catastrophe losses, primarily related to storms and freezing weather in the northeastern and southwestern United States impacting IMU and tornados in the southeastern and midwestern United States impacting OBTI as well as OBGR and IMU in the six months ended June 30, 2011. This was partially offset by a decrease in favorable loss reserve development. The six months ended June 30, 2012 included 2.1 points of favorable loss reserve development primarily related to OBTI and OBGR, compared to 4.1 points of favorable loss reserve development primarily related to OBTI, as well as IMU and OBGR in the prior year period. The decrease in the expense ratio was due to a decrease in other underwriting expenses primarily related to lower compensation and IT costs at IMU, as well as a small decrease in policy acquisition expenses.

Specialty Products.  Net written premiums for Specialty Products increased 6.4% to $229.3 million in the six months ended June 30, 2012 from $215.6 million in the six months ended June 30, 2011. The increase was primarily due to a $10.7 million increase in net written premiums from OBPI primarily related to the medical excess line, a $4.9 million increase in net written premiums from OBSP related to strong new business and retention and a $2.0 million increase in net written premiums from OBES which we began writing in 2011, partially offset by a $3.9 million decrease in net written premiums from PIM, reflecting a revised underwriting strategy.

The Specialty Products combined ratio for the six months ended June 30, 2012 decreased to 95.2% from 96.6% for the six months ended June 30, 2011. The loss and LAE ratio decreased by 3.1 points to 58.3% while the expense ratio increased by 1.7 points to 36.9%. The decrease in the loss and LAE ratio was primarily due to lower current accident year catastrophe losses, partially offset by lower favorable loss reserve development. The six months ended June 30, 2012 included 2.0 points of current accident year catastrophe losses, primarily related to spring windstorms impacting PIM and OBPI, compared to 6.4 points of current accident year catastrophe losses, primarily related to tornados in the southeastern and midwestern United States as well as storms and freezing weather in the northeastern and southwestern United States impacting PIM and to a lesser extent within the financial services business of OBPI. The six months ended June 30, 2012 included 1.3 points of favorable loss reserve development primarily related to professional liability, compared to 3.6 points of favorable loss reserve development primarily related to professional liability in the six months ended June 30, 2011. The increase in the expense ratio was due to an increase in policy acquisition expenses mainly due to an assumed reinsurance program at OBPI, partially offset by a slight decrease in other underwriting expenses primarily related to OBPI.

Reinsurance protection. For the six months ended June 30, 2012, our net combined ratio was higher than our gross combined ratio by 6.3 points, primarily due to favorable development on a large loss that had been ceded under the marine reinsurance treaty and also the cost of property reinsurance, facultative reinsurance and catastrophe reinsurance. For the six months ended June 30, 2011, our net combined ratio was higher than our gross combined ratio by 4.5 points, primarily due to the impact of the cost of property reinsurance and facultative reinsurance, and also the cost of catastrophe reinsurance and marine reinsurance.

Other Insurance Operations

Financial results for our Other Insurance Operations segment for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in millions)
Net written premiums	$1.3	$(0.4)	$1.8	$1.2
Earned premiums	$1.7	$0.6	$2.7	$3.8
Loss and LAE	(1.1)	1.1	(13.9)	3.3
Policy acquisition expenses	0.7	—	1.5	0.2
Other underwriting expenses	(0.7)	(2.1)	(2.1)	(5.0)
Total underwriting income (loss)	0.6	(0.4)	(11.8)	2.3
Net other revenues	—	0.6	0.2	1.5
General and administrative expenses	—	—	—	—
Pre-tax income (loss) from continuing operations	$0.6	$0.2	$(11.6)	$3.8

Other Insurance Operations—Three months ended June 30, 2012 versus three months ended June 30, 2011

Net written premiums for Other Insurance Operations were $1.3 million in the three months ended June 30, 2012, as compared to $(0.4) million in the three months ended June 30, 2011. Other Insurance Operations generated underwriting income of $0.6 million in the three months ended June 30, 2012, compared to an underwriting loss of $0.4 million in the three months ended June 30, 2011. For the three months ended June 30, 2012, we recognized $0.1 million of unfavorable loss reserve development, as compared to the three months ended June 30, 2011 which included $3.0 million of favorable loss reserve development primarily related to multiple peril liability lines and general liability lines. In furtherance of our strategy to focus on our core specialty lines businesses, we are exploring various strategic alternatives with respect to the business within our Other Insurance Operations segment.

Other Insurance Operations—Six months ended June 30, 2012 versus six months ended June 30, 2011

Net written premiums for Other Insurance Operations were $1.8 million in the six months ended June 30, 2012, as compared to $1.2 million in the six months ended June 30, 2011. Other Insurance Operations generated an underwriting loss of $11.8 million in the six months ended June 30, 2012, compared to underwriting income of $2.3 million in the six months ended June 30, 2011. For the six months ended June 30, 2012, we recognized $12.5 million of unfavorable loss reserve development primarily driven by case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. For the six months ended June 30, 2011, we recognized $6.9 million in favorable loss reserve development primarily related to multiple peril liability lines and general liability lines. The six months ended June 30, 2011 included $0.8 million in additional consideration for aggregate premium renewals exceeding $200 million related to the transfer of our commercial lines business. As described above, in furtherance of our strategy to focus on our core specialty lines businesses, we are exploring various strategic alternatives with respect to the business within our Other Insurance Operations segment.

Investing, Financing and Corporate Operations

Financial results for our Investing, Financing and Corporate Operations segment for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in millions)
Net investment income	$14.0	$18.7	$28.7	$39.7
Net realized and unrealized investment (losses) gains	(11.9)	11.0	17.9	34.1
Net other revenues (expenses)	0.1	(12.2)	(0.1)	(12.4)
General and administrative expenses	(2.1)	(2.2)	(4.5)	(4.0)
Interest expense on debt	(4.0)	(6.0)	(8.1)	(12.3)
Pre-tax (loss) income from continuing operations	$(3.9)	$9.3	$33.9	$45.1

Investing, Financing and Corporate Operations—Three months ended June 30, 2012 versus three months ended June 30, 2011

Investing, Financing and Corporate Operations reported a pre-tax loss of $3.9 million in the three months ended June 30, 2012, compared to pre-tax income of $9.3 million in the three months ended June 30, 2011. The decrease was primarily due to net realized and unrealized investment losses and a decrease in net investment income. As further described below, the three months ended June 30, 2012 included $11.9 million of net realized and unrealized investment losses as compared to $11.0 million of net realized and unrealized investment gains in the prior year period. Net investment income decreased to $14.0 million in the three months ended June 30, 2012, compared to $18.7 million in the three months ended June 30, 2011, as further described below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results”. Net other expenses for the three months ended June 30, 2011 included a $12.0 million loss related to the purchase of a portion of our senior notes. The decrease in interest expense reflects actions taken to reduce outstanding debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing”.

Investing, Financing and Corporate Operations—Six months ended June 30, 2012 versus six months ended June 30, 2011

Investing, Financing and Corporate Operations reported pre-tax income of $33.9 million in the six months ended June 30, 2012, compared to pre-tax income of $45.1 million in the six months ended June 30, 2011. The decrease was primarily due to decreases in net realized and unrealized investment gains and in net investment income. As further described below, the six months ended June 30, 2012 included $17.9 million of net realized and unrealized investment gains as compared to $34.1 million in the prior year period. Net investment income decreased to $28.7 million in the six months ended June 30, 2012, compared to $39.7 million in the six months ended June 30, 2011, as further described below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results”. These were partially offset by decreases in net other expenses and interest expense. Net other expenses for the six months ended June 30, 2011 included a $12.0 million loss related to the purchase of a portion of our senior notes. The decrease in interest expense reflects actions taken to reduce outstanding debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing”.

Summary of Investment Results

Investment Philosophy

Our long-term investment philosophy has historically been to maximize our after tax risk-adjusted return while taking prudent levels of risk and maintaining a diversified portfolio. Under this approach, each dollar of after tax investment income and realized and unrealized gains and losses is valued equally.

Our investment portfolio mix as of June 30, 2012 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments which are comprised of common equity securities, convertible fixed maturity investments and other investments such as hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible bonds and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.

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

Our equity investment strategy is to maximize absolute risk-adjusted return through investments in a variety of common equity, equity-related and convertible fixed maturity instuments as well as other investments, primarily hedge funds and private equity funds. We invest in relatively concentrated positions in the United States and other developed markets. Our philosophy is to invest for risk-adjusted return using a bottom-up, value investing approach. Preservation of capital is of the utmost importance.

Investment Returns

A summary of our consolidated pre-tax investment results for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	($ in millions)
Net investment income	$14.0	$18.7	$28.7	$39.7
Net realized investment (losses) gains	(4.4)	16.9	16.4	34.9
Change in net unrealized investment gains and losses	(7.5)	(5.9)	1.5	(0.8)
Total pre-tax investment results	$2.1	$29.7	$46.6	$73.8

Gross investment returns versus typical benchmarks for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three months ended		Six months ended
	June 30, (1)		June 30, (1)
	2012	2011	2012	2011
Fixed maturity investments	1.0%	1.4%	2.3%	2.5%
Short-term investments	—	0.1	—	0.1
Total fixed income	0.9	1.3	2.1	2.2
Barclays U.S. Intermediate Aggregate Index	1.3	2.2	2.0	2.7
Common equity securities	(4.2)	(1.0)	(0.6)	3.1
Convertible fixed maturity investments	(2.7)	(2.4)	2.9	—
Total common equity securities and convertible fixed maturity investments	(3.9)	(1.3)	0.2	2.4
Other investments	(0.7)	2.3	2.4	6.2
Total common equity securities, convertible fixed maturity and other investments	(2.9)	(0.3)	0.9	3.5
S&P 500 Index (total return)	(2.8)	0.1	9.5	6.0
Total consolidated portfolio	0.1%	1.0%	1.8%	2.5%

(1)                    Gross investment income returns exclude investment expenses of $1.7 million and $1.8 million, respectively, for the three months ended June 30, 2012 and 2011, and $3.4 million and $3.6 million, respectively, for the six months ended June 30, 2012 and 2011.

Investment Returns—Three months ended June 30, 2012 versus three months ended June 30, 2011

Overview

Our total pre-tax investment results were $2.1 million, a return of 0.1% for the three months ended June 30, 2012, compared to $29.7 million, a return of 1.0% for the three months ended June 30, 2011. Net investment income in the three months ended June 30, 2012 was $14.0 million, a decrease of $4.7 million, compared to $18.7 million in the three months ended June 30, 2011 primarily due to lower fixed maturity yields and a reduction in invested assets as a result of the AutoOne Transaction, return of capital to shareholders and repurchases of debt. Net realized investment losses were $4.4 million in the three months ended June 30, 2012, a decrease of $21.3 million compared to net realized gains of $16.9 million in the three months ended June 30, 2011. The change in net unrealized investment gains and losses was a decrease of $7.5 million in the three months ended June 30, 2012, compared to a decrease of $5.9 million in the three months ended June 30, 2011.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 0.9% for the three months ended June 30, 2012, compared to 1.3% for the three months ended June 30, 2011. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 3.1 years excluding short-term investments and approximately 2.9 years including short-term investments at June 30, 2012. Our fixed income portfolio trailed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark for the three months ended June 30, 2012 as rates fell during the second quarter of 2012.

Common equity securities, convertible fixed maturity investments and other investments

Our total common equity securities, convertible fixed maturity investments and other investments portfolio returned (2.9)% for the three months ended June 30, 2012, compared to (0.3)% for the three months ended June 30, 2011. Our total common equity securities and convertible fixed maturity investments portfolio returned (3.9)% and (1.3)% for the three months ended June 30, 2012 and 2011, respectively, or 110 basis points and 140 basis points worse, respectively, than the S&P 500 benchmark. Our total common equity securities and convertible fixed maturity investments portfolio has overweight positions in the gold mining sector and underweight positions in technology, consumer products and bank stocks compared to the stocks that compose the S&P 500 Index. In addition, other investments, which are composed principally of hedge funds and private equities, outperformed the S&P 500 Index by 210 basis points and 220 basis points for the three months ended June 30, 2012 and 2011, respectively.

Investment Returns—Six months ended June 30, 2012 versus six months ended June 30, 2011

Overview

Our total pre-tax investment results were $46.6 million, a return of 1.8% for the six months ended June 30, 2012, compared to $73.8 million, a return of 2.5% for the six months ended June 30, 2011. Net investment income in the six months ended June 30, 2012 was $28.7 million, a decrease of $11.0 million, compared to $39.7 million in the six months ended June 30, 2011. The decrease was primarily due to lower fixed maturity yields and a reduction in invested assets as a result of the AutoOne Transaction, return of capital to shareholders and repurchases of debt. Net realized investment gains were $16.4 million in the six months ended June 30, 2012, a decrease of $18.5 million compared to $34.9 million in the six months ended June 30, 2011. The change in net unrealized investment gains and losses was an increase of $1.5 million in the six months ended June 30, 2012, compared to a decrease of $(0.8) million in the six months ended June 30, 2011.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 2.1% for the six months ended June 30, 2012, compared to 2.2% for the six months ended June 30, 2011. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 3.1 years excluding short-term investments and approximately 2.9 years including short-term investments at June 30, 2012. Our fixed income portfolio performed consistent with the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark for the six months ended June 30, 2012.

Common equity securities, convertible fixed maturity investments and other investments

Our total common equity securities, convertible fixed maturity investments and other investments portfolio returned 0.9% for the six months ended June 30, 2012, compared to 3.5% for the six months ended June 30, 2011. Our total common equity securities and convertible fixed maturity investments portfolio returned 0.2% and 2.4% for the six months ended June 30, 2012 and 2011, respectively, or 930 basis points and 360 basis points, respectively, worse than the S&P 500 benchmark. Our total common equity securities and convertible fixed maturity investments portfolio has overweight positions in the gold mining sector and underweight positions in technology, consumer products and bank stocks compared to the stocks that compose the S&P 500 Index. In addition, other investments, which are composed principally of hedge funds and private equities, underperformed the S&P 500 Index by 710 basis points and outperformed the S&P 500 Index by 20 basis points for the six months ended June 30, 2012 and 2011, respectively.

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

As of June 30, 2012 and December 31, 2011, approximately 92% and 93%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in hedge funds and private equity funds, as well as certain investments in debt and equity securities, including asset-backed securities, where quoted market prices are unavailable or are not considered reasonable.

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where our portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At June 30, 2012 and December 31, 2011, we did not record a liquidity adjustment to the net asset value related to our investments in hedge funds or private equity funds.

As of both June 30, 2012 and December 31, 2011, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of June 30, 2012 and December 31, 2011 were comprised of $53.2 million and $53.5 million, respectively, in hedge funds, $66.5 million and $65.7 million, respectively, in private equity funds, $14.1 million for both periods of an investment in a community reinvestment vehicle. At June 30, 2012 and December 31, 2011, OneBeacon held investments in 9 hedge funds and 15 and 14 private equity funds, respectively. The largest investment in a single fund was $12.4 million and $13.7 million, respectively, at June 30, 2012 and December 31, 2011. As of June 30, 2012 and December 31, 2011, other investments also included $21.5 million and $21.8 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

The fair value measurements at June 30, 2012 and December 31, 2011 for assets recorded in accordance with ASC 825 and any related Level 3 inputs are as follows:

	Fair value at	Level 3	Level 3
	June 30, 2012	Inputs	Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$197.4	$—	—%
Debt securities issued by corporations	772.4	—	—
Municipal obligations	3.4	—	—
Asset-backed securities	956.2	14.7	1.5
Foreign government obligations	8.0	—	—
Preferred stocks	82.7	70.1	84.8
Fixed maturity investments	2,020.1	84.8	4.2
Short-term investments	148.8	—	—
Common equity securities	266.5	0.8	0.3
Convertible fixed maturity investments	75.6	—	—
Other investments(1)	133.8	133.8	100.0
Total(1)	$2,644.8	$219.4	8.3%

	Fair value at	Level 3	Level 3
	December 31, 2011 (2)	Inputs	Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$215.4	$—	—%
Debt securities issued by corporations	758.7	—	—
Municipal obligations	2.2	—	—
Asset-backed securities	938.3	2.3	0.2
Foreign government obligations	8.1	—	—
Preferred stocks	75.3	63.8	84.7
Fixed maturity investments	1,998.0	66.1	3.3
Short-term investments	320.0	—	—
Common equity securities	266.5	0.8	0.3
Convertible fixed maturity investments	79.8	—	—
Other investments(1)	133.3	133.3	100.0
Total(1)	$2,797.6	$200.2	7.2%

(1)             Excludes the carrying value of $21.5 million and $21.8 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of June 30, 2012 and December 31, 2011.

(2)             Fair value includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2011 consolidated balance sheet as part of the AutoOne Transaction.

At both June 30, 2012 and December 31, 2011, we held one private preferred stock that represented approximately 85% of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, we had $38.1 million and $36.9 million, respectively, of liabilities recorded at fair value and included in other liabilities as of June 30, 2012 and December 31, 2011. These liabilities relate to securities that have been sold short by a limited partnership in which we invest and are required to consolidate in accordance with GAAP. As of June 30, 2012 and December 31, 2011, all of the liabilities included in the $38.1 million and $36.9 million, respectively, have been classified as Level 1 measurements.

The changes in Level 3 fair value measurements for the three and six months ended June 30, 2012 are as follows:

	Fixed	Common	Convertible
	maturity	equity	fixed maturity	Other
	investments	securities	investments	investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2012	$66.1	$0.8	$—	$133.3	$200.2
Amortization/accretion	0.1	—	—	—	0.1
Total net realized and unrealized gains (losses)	5.8	—	—	4.9	10.7
Purchases	34.1	—	—	1.2	35.3
Sales	(0.4)	—	—	(5.0)	(5.4)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2012	$105.7	$0.8	$—	$134.4	$240.9
Amortization/accretion	0.1	—	—	—	0.1
Total net realized and unrealized gains (losses)	0.5	—	—	(0.9)	(0.4)
Purchases	18.3	—	—	11.6	29.9
Sales	(39.8)	—	—	(11.3)	(51.1)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2012	$84.8	$0.8	$—	$133.8	$219.4

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Our top tier regulated insurance operating subsidiaries have the ability to pay $103 million of dividends during 2012 without the prior approval of regulatory authorities, subject to the availability of unassigned funds. At March 31, 2012, OneBeacon’s top tier regulated insurance operating subsidiaries had $0.8 billion of unassigned funds and at December 31, 2011, had statutory surplus of $1.0 billion. At June 30, 2012, we had approximately $227 million of net unrestricted cash, short-term investments and fixed maturity investments and approximately $30 million of common equity securities and convertible fixed maturity investments outside of our regulated insurance operating subsidiaries.

During the six months ended June 30, 2012 and 2011, our top tier regulated operating subsidiaries distributed $79.0 million of ordinary dividends and $150.0 million of extraordinary dividends, respectively, to OneBeacon Insurance Group LLC. Dividends during the six months ended June 30, 2012 included the distribution by one of our top tier regulated operating subsidiaries of its investment in another regulated insurance subsidiary at a value of $34.0 million. During the six months ended June 30, 2012 and 2011, our unregulated operating subsidiaries paid $4.2 million and $4.1 million, respectively, of dividends to their immediate parent.

During the six months ended June 30, 2012, we paid $40.0 million of regular quarterly dividends to holders of OneBeacon’s common shares. During the six months ended June 30, 2011, we paid cash dividends totaling $134.9 million, including $39.8 million of regular quarterly cash dividends and $95.1 million of a special dividend.

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

The following table illustrates our consolidated insurance float position and four operational leverage ratios based on insurance float and net invested assets as of June 30, 2012 and December 31, 2011.

	June 30,		December 31,
	2012		2011
	($ in millions)
Total investments	$2,666.3		$2,707.6
Cash	27.0		54.9
Cash and investments classified within assets held for sale	—		117.3
Accounts receivable on unsettled investment sales	7.1		0.5
Accounts payable on unsettled investment purchases	(38.1)		(22.7)
Net invested assets	$2,662.3		$2,857.6
OneBeacon’s common shareholders’ equity	$1,131.8		$1,099.8
Debt	269.8		269.7
Total capital	$1,401.6		$1,369.5
Insurance float	$1,260.7		$1,488.1
Insurance float as a multiple of total capital	0.9	x	1.1	x
Net invested assets as a multiple of total capital	1.9	x	2.1	x
Insurance float as a multiple of OneBeacon’s common shareholders’ equity	1.1	x	1.4	x
Net invested assets as a multiple of OneBeacon’s common shareholders’ equity	2.4	x	2.6	x

Insurance float decreased by approximately $227 million, primarily due to the AutoOne Transaction and the continued run-off of reserves related to the commercial lines business that was exited through a renewal rights sale.

Financing

Debt

The following table summarizes our debt to capital ratio at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	($ in millions)
Senior Notes, carrying value	$269.8	$269.7
OneBeacon’s common shareholders’ equity	1,131.8	1,099.8
Total capital	$1,401.6	$1,369.5
Ratio of debt to total capital	19.2%	19.7%

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

The Senior Notes were issued under an indenture which contains restrictive covenants. These covenants, among other things, place certain limitations on the ability of White Mountains, OneBeacon U.S. Holdings, Inc. (OBH) and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limit the ability of White Mountains, OBH and their respective subsidiaries, which includes us, to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At June 30, 2012, White Mountains and OBH were in compliance with all of the covenants under the Senior Notes.

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

Capital Lease

In December 2011, OneBeacon Insurance Company (OBIC), an indirect wholly-owned subsidiary of the Company, sold the majority of its fixed assets and capitalized software to OneBeacon Services LLC (OB Services), another indirect wholly-owned subsidiary of the Company. The fixed assets and capitalized software were sold at a cost equal to book value with no gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. (US Bancorp) and Fifth Third Equipment Finance Company (Fifth Third) whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OB Services received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OB Services will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer to OB Services. In accordance with ASC 840, OBIC recorded the sale of the assets with no gain or loss recognized while OB Services recorded a capital lease obligation and a capital lease asset. As of June 30, 2012 and December 31, 2011, OB Services had a capital lease obligation of $20.7 million and $23.1 million, respectively, included within other liabilities and a capital lease asset of $19.4 million and $22.9 million, respectively, included within other assets.

Share Repurchase Authorization

On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon’s Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the six months ended June 30, 2012 and 2011, no shares were repurchased.

Cash Flows

Detailed information concerning our cash flows for the six months ended June 30, 2012 and 2011 follows:

Cash flows from operations for the six months ended June 30, 2012 and 2011

Net cash flows used for operations were $72.6 million and $117.4 million, respectively, for the six months ended June 30, 2012 and 2011. Net cash flows for operations for the six months ended June 30, 2012 and 2011 were reduced by the run-off of reserves related to the commercial lines business that was exited via a renewal rights sale. Net cash flows for operations for the six months ended June 30, 2012 and 2011 were also reduced by declining net investment income, primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base.

Cash flows from investing and financing activities for the six months ended June 30, 2012

Financing and Other Capital Activities

During the six months ended June 30, 2012, we declared and paid $40.0 million of regular quarterly cash dividends to holders of OneBeacon’s common shares.

During the six months ended June 30, 2012, we paid $8.1 million of interest including $7.9 million on the Senior Notes and $0.2 million related to our capital lease obligation.

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

Cash flows from investing and financing activities for the six months ended June 30, 2011

Financing and Other Capital Activities

During the six months ended June 30, 2011, we declared and paid $39.8 million of regular quarterly cash dividends and $95.1 million of a special dividend to holders of OneBeacon’s common shares.

During the six months ended June 30, 2011, we paid $10.6 million of interest on our debt obligations, all of it on the Senior Notes.

During the three months ended June 30, 2011, OBH repurchased and retired a portion of the Senior Notes for $161.6 million in a cash tender offer, including transaction fees.

Other Liquidity and Capital Resource Activities

During the first quarter of 2011, we made payments with respect to our long-term incentive compensation plans totaling $16.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 929,849 performance shares for the 2008-2010 performance cycle.

Critical Accounting Estimates

Refer to the Company’s 2011 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of June 30, 2012, there were no material changes to our critical accounting estimates.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our 2011 Annual Report on Form 10-K and in particular item 7A — “Quantitative and Qualitative Disclosures About Market Risk”.  As of June 30, 2012, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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

The CEO and CFO of OneBeacon (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of June 30, 2012, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended June 30, 2012.

PART II.             OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

Refer to our 2011 Annual Report on Form 10-K and in particular Item 3. — “Legal Proceedings”. As of June 30, 2012, there were no material changes in the legal proceedings as described in our most recent Annual Report on Form 10-K.

ITEM 1A.           RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2011 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2012, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2007, the Company’s board of directors authorized the Company to repurchase up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the three months ended June 30, 2012, no shares were repurchased.

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
101.1***

The following financial information from OneBeacon Insurance Group, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income, Three and Six Months Ended June 30, 2012 and 2011; (iii) Consolidated Statements of Common Shareholders’ Equity, Six Months Ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

*	Not included as an exhibit as the information is contained elsewhere within this report. See Note 12 of the Notes to the Consolidated Financial Statements.
**	Filed Herewith
***	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.

	By:	/s/ ANN MARIE ANDREWS
Ann Marie Andrews
Date: July 27, 2012		Chief Accounting Officer