Form 10-Q
period 2012-09-30
OneBeacon Insurance Group, Ltd.
filed 2012-10-30
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2012

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

As of October 26, 2012, 23,633,774 Class A common shares, par value of $0.01 per share, and 71,754,738 Class B common shares, par value of $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
	(in millions, except
	share and per share
	amounts)
Assets
Investment securities:
Fixed maturity investments, at fair value	$1,474.1	$1,886.2
Short-term investments, at amortized cost (which approximates fair value)	274.1	320.0
Common equity securities, at fair value	295.3	266.5
Convertible fixed maturity investments, at fair value	72.6	79.8
Other investments	156.9	155.1
Total investments	2,273.0	2,707.6
Cash	32.0	54.9
Reinsurance recoverable on unpaid losses	41.3	2,167.5
Reinsurance recoverable on paid losses	2.0	16.5
Premiums receivable	256.6	230.9
Deferred acquisition costs	132.5	123.5
Ceded unearned premiums	11.3	10.7
Net deferred tax asset	129.7	93.6
Investment income accrued	10.3	14.1
Accounts receivable on unsettled investment sales	61.9	0.5
Other assets	255.7	269.2
Assets held for sale	2,388.2	132.6
Total assets	$5,594.5	$5,821.6
Liabilities
Loss and loss adjustment expense reserves	$911.6	$3,358.6
Unearned premiums	610.7	528.0
Debt	269.8	269.7
Ceded reinsurance payable	2.9	23.4
Accounts payable on unsettled investment purchases	15.1	22.7
Other liabilities	332.7	397.7
Liabilities held for sale	2,388.2	107.6
Total liabilities	4,531.0	4,707.7
OneBeacon’s common shareholders’ equity and noncontrolling interests
OneBeacon’s common shareholders’ equity:
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,388,512 and 95,068,457 shares)	1,018.4	1,002.2
Retained earnings	42.6	108.5
Accumulated other comprehensive loss, after tax:
Other comprehensive income and loss items	(12.6)	(10.9)
Total OneBeacon’s common shareholders’ equity	1,048.4	1,099.8
Total noncontrolling interests	15.1	14.1
Total OneBeacon’s common shareholders’ equity and noncontrolling interests	1,063.5	1,113.9
Total liabilities, OneBeacon’s common shareholders’ equity and noncontrolling interests	$5,594.5	$5,821.6

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ in millions, except per share amounts)
Revenues
Earned premiums	$293.9	$259.1	$846.0	$748.0
Net investment income	12.8	16.1	41.5	55.8
Net realized and unrealized investment gains (losses)	40.0	(47.4)	57.9	(13.3)
Net other expenses	(0.4)	—	(0.1)	(12.2)
Total revenues	346.3	227.8	945.3	778.3
Expenses
Loss and loss adjustment expenses	164.7	149.7	452.5	421.3
Policy acquisition expenses	66.6	58.6	185.6	161.5
Other underwriting expenses	47.4	36.0	146.2	124.5
General and administrative expenses	4.4	2.5	9.7	7.4
Interest expense on debt	4.0	4.1	12.1	16.4
Total expenses	287.1	250.9	806.1	731.1
Pre-tax income (loss) from continuing operations	59.2	(23.1)	139.2	47.2
Income tax (expense) benefit	(14.2)	11.1	(28.1)	(1.9)
Net income (loss) from continuing operations	45.0	(12.0)	111.1	45.3
Loss from discontinued operations, net of tax	(15.8)	(2.5)	(24.8)	(1.5)
Loss from sale of discontinued operations net of tax	(91.0)	(18.2)	(91.0)	(18.2)
Net (loss) income including noncontrolling interests	(61.8)	(32.7)	(4.7)	25.6
Less: Net income attributable to noncontrolling interests	(0.4)	(0.2)	(1.2)	(1.1)
Net (loss) income attributable to OneBeacon’s common shareholders	(62.2)	(32.9)	(5.9)	24.5
Change in other comprehensive income and loss items	(2.0)	0.2	(1.7)	0.3
Comprehensive (loss) income attributable to OneBeacon’s common shareholders	$(64.2)	$(32.7)	$(7.6)	$24.8

Earnings (loss) per share attributable to OneBeacon’s common shareholders — basic and diluted
Net income (loss) from continuing operations per Share	$0.47	$(0.13)	$1.15	$0.46
Loss from discontinued operations, net of tax, per Share	(0.17)	(0.03)	(0.27)	(0.02)
Loss from sale of discontinued operations, net of tax, per share	(0.95)	(0.19)	(0.95)	(0.19)
Net (loss) income attributable to OneBeacon’s common shareholders per share	(0.65)	(0.35)	(0.07)	0.25

Dividends declared and paid per OneBeacon’s common share	$0.21	$0.21	$0.63	$1.63

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

(Unaudited)

	OneBeacon’s Common Shareholders’ Equity
		Common		Accum. other
	Common	shares and		comprehensive	Noncontrolling
	shareholders’	paid-in	Retained	loss,	interests,
	equity	surplus	earnings	after tax	after tax
	($ in millions)

Balances at January 1, 2012	$1,099.8	$1,002.2	$108.5	$(10.9)	$14.1
Net (loss) income	(5.9)	—	(5.9)	—	1.2
Amortization of restricted share awards	1.9	1.9	—	—	—
Issuance of common shares	0.3	0.3	—	—	0.2
Dividends	(60.0)	—	(60.0)	—	(0.6)
Contributions	—	—	—	—	0.2
Gain on sale of OneBeacon Holdings (Luxembourg) S.à r.l.	14.0	14.0	—	—	—
Other comprehensive loss, after tax	(1.7)	—	—	(1.7)	—
Balances at September 30, 2012	$1,048.4	$1,018.4	$42.6	$(12.6)	$15.1

	OneBeacon’s Common Shareholders’ Equity
		Common
	Common	shares and		Accum. other	Noncontrolling
	shareholders’	paid-in	Retained	comprehensive	interests,
	equity	surplus	earnings	income, after tax	after tax
	($ in millions)

Balances at January 1, 2011	$1,229.0	$1,000.5	$228.2	$0.3	$19.9
Net income	24.5	—	24.5	—	1.1
Amortization of restricted share and option awards	0.9	0.9	—	—	—
Issuance of common shares	0.3	0.3	—	—	0.3
Repurchases and retirements of common shares	—	—	—	—	(1.3)
Dividends	(154.8)	—	(154.8)	—	(0.9)
Contributions	—	—	—	—	0.1
Distributions	—	—	—	—	(5.0)
Other comprehensive income, after tax	0.3	—	—	0.3	—
Balances at September 30, 2011	$1,100.2	$1,001.7	$97.9	$0.6	$14.2

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2012	2011
	($ in millions)
Cash flows from operations:
Net (loss) income including noncontrolling interests	$(4.7)	$25.6
Charges (credits) to reconcile net income to cash flows used for operations:
Net loss from discontinued operations	24.8	1.5
Net loss from sale of discontinued operations	91.0	18.2
Net realized and unrealized investment (gains) losses	(57.9)	13.3
Net other realized losses	—	11.7
Deferred income tax expense (benefit)	12.3	(12.9)
Other operating items:
Net change in loss and loss adjustment expense reserves	(0.9)	33.4
Net change in unearned premiums	85.2	73.2
Net change in ceded reinsurance payable	(0.8)	(4.7)
Net change in ceded unearned premiums	(0.7)	0.5
Net change in premiums receivable	(45.7)	(61.3)
Net change in reinsurance recoverable on paid and unpaid losses	64.4	(3.0)
Net change in other assets and liabilities	(34.4)	(35.5)
Net cash provided from operations — continuing operations	132.6	60.0
Net cash used for operations — discontinued operations	(155.6)	(150.6)
Net cash used for operations	(23.0)	(90.6)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(22.7)	114.3
Maturities of fixed maturity investments	147.5	389.8
Sales of fixed maturity investments	1,305.9	1,113.2
Sales of common equity securities	37.2	89.7
Sales of convertible fixed maturity investments	16.0	34.4
Distributions and redemptions of other investments	6.9	34.9
Purchases of fixed maturity investments	(1,317.2)	(1,210.1)
Purchases of common equity securities	(49.3)	(74.3)
Purchases of convertible fixed maturity investments	(6.8)	(28.8)
Contributions for other investments	(3.1)	(9.8)
Net change in unsettled investment purchases and sales	(69.1)	(8.2)
Net acquisitions of property and equipment	(1.2)	(3.2)
Net cash provided from investing activities — continuing operations	44.1	441.9
Net cash provided from investing activities — discontinued operations	—	—
Net cash provided from investing activities	44.1	441.9
Cash flows from financing activities:
Repurchases of debt	—	(161.6)
Cash dividends paid to common shareholders	(60.0)	(154.8)
Proceeds on sale of OneBeacon Holdings (Luxembourg) S.à r.l.	14.0	—
Net cash used for financing activities — continuing operations	(46.0)	(316.4)
Net cash used for financing activities — discontinued operations	—	—
Net cash used for financing activities	(46.0)	(316.4)
Net (decrease) increase in cash during period	(24.9)	34.9
Cash reclassified from (to) assets held for sale as part of the AutoOne Transaction	5.5	(5.5)
Cash transferred as part of the AutoOne Transaction	(3.5)	—
Net (decrease) increase excluding cash relating to the AutoOne Transaction	(22.9)	29.4
Cash balance at beginning of period	54.9	33.6
Cash balance at end of period	$32.0	$63.0

Supplemental cash flows information:
Interest paid	$8.2	$12.5
Net tax payments to (refunds from) state and national governments	0.5	(3.8)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Basis of presentation

These interim consolidated financial statements include the accounts of OneBeacon Insurance Group, Ltd. (the “Company” or the “Registrant”) and its subsidiaries (collectively, “OneBeacon”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company is an exempted Bermuda limited liability company. The OneBeacon operating companies are U.S.-based property and casualty insurance writers, most of which historically have operated in a multi-company pool or have participated in 100% quota share reinsurance agreements. OneBeacon offers a wide range of specialty insurance products and services through independent agencies, regional and national brokers, wholesalers and managing general agencies.

OneBeacon was acquired by White Mountains Insurance Group, Ltd. (“White Mountains”) from Aviva plc (“Aviva”) in 2001 (the “OneBeacon Acquisition”). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. As of September 30, 2012, White Mountains owned 75.2% of the Company’s common shares. Within this report, the term “OneBeacon” is used to refer to one or more entities within the consolidated organization, as the context requires. The Company’s headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company’s U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.

OneBeacon’s reportable segments are Specialty Insurance Operations, Other Insurance Operations and Investing, Financing and Corporate Operations. The Specialty Insurance Operations segment is comprised of a number of underwriting units that are aggregated into three major underwriting units for financial reporting: Managing General Agency (“MGA”) Business, Specialty Industries and Specialty Products. OneBeacon’s Other Insurance Operations segment, as further described below, has historically included the results of the non-specialty commercial lines business, to which OneBeacon sold the renewal rights, other run-off business, which includes asbestos and environmental reserves, and certain purchase accounting adjustments relating to the OneBeacon Acquisition. The Other Insurance Operations segment also includes the results of a reciprocal insurance exchange that is not actively writing any business.  Investing, Financing and Corporate Operations includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate subsidiaries which include OneBeacon U.S. Financial Services, Inc. and OneBeacon U.S. Holdings, Inc. (“OBH”), both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda.

On October 17, 2012, one of the Company’s indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC, entered into a definitive agreement (the “Stock Purchase Agreement”) with Trebuchet US Holdings, Inc. (“Trebuchet”), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell its runoff business. See Note 2, Note 14 and Note 15. OneBeacon’s runoff business includes the results of OneBeacon’s remaining non-specialty commercial lines business and certain other run-off business, including asbestos and environmental reserves, as well as certain purchase accounting adjustments related to the OneBeacon Acquisition (the “Runoff Business”, the sale of which is referred to as the “Runoff Transaction”).  The Runoff Business had been included within the Other Insurance Operations segment; however, based on management’s intent as of September 30, 2012 to execute the Stock Purchase Agreement, the Runoff Business has been presented as held for sale in the consolidated balance sheet as of September 30, 2012. The prior year balance sheet has not been reclassified to conform to the current period’s presentation. The Runoff Business has been presented as discontinued operations in the consolidated statements of operations and cash flows, with the prior periods reclassified to conform to the current period’s presentation. The Runoff Business disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon’s investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with the Runoff Business. Pursuant to the terms of the Stock Purchase Agreement, the legal entities included in the sale and expected to be transferred to Armour will hold an agreed upon level of invested assets and capital at closing. The assets and liabilities associated with the Runoff Business as of September 30, 2012 have been presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of the current balance sheet date. The prior year balance sheet has not been reclassified.

On February 22, 2012, OneBeacon completed the sale of its AutoOne Insurance business (“AutoOne”) to Interboro Holdings, Inc. (“Interboro”) (the “AutoOne Transaction”). See Note 2. AutoOne had offered products and services to assigned risk markets primarily in New York and New Jersey. AutoOne had been included within the Other Insurance Operations segment; however, as a result of the sale, AutoOne has been presented as discontinued operations in the statements of operations and cash flows with the prior periods reclassified to conform to the current presentation. The AutoOne disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon’s investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with AutoOne. Pursuant to the terms of the AutoOne Transaction, at closing, the legal entities included in the sale held an agreed upon level of invested assets and capital. The assets and liabilities associated with the AutoOne business as of December 31, 2011 have been presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of December 31, 2011.

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

OneBeacon adopted ASU 2010-26 prospectively. As a result of adopting ASU 2010-26, $5.6 million of unamortized deferred acquisition costs as of January 1, 2012, primarily relating to a portion of profit sharing commission that had been deferred under prior guidance, have been determined to no longer be deferrable and will be recognized in expense over the original amortization period. During the three and nine months ended September 30, 2012, $0.9 million and $5.3 million, respectively, of the $5.6 million of unamortized acquisitions costs as of January 1, 2012 were recognized in expense. If OneBeacon had followed ASU 2010-26 in 2011, $1.4 million and $5.7 million, respectively, of acquisition costs that had been deferred would have been recognized in expense during the three and nine months ended September 30, 2011.

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

NOTE 2. Acquisitions and Dispositions

As described in Note 1, on October 17, 2012, OneBeacon entered into the Stock Purchase Agreement with respect to the sale of its Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, at closing, OneBeacon will transfer to Armour all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the business as well as certain elements of the Runoff Business infrastructure, including staff and office space. Additionally, as part of the Runoff Transaction, OneBeacon may provide, under certain scenarios, financing in the form of surplus notes. The Runoff Transaction is expected to close in the second half of 2013.

The Runoff Transaction is subject to closing conditions, including but not limited to the receipt of regulatory approvals and the completion of certain internal restructuring actions by OneBeacon (the “Internal Restructuring”). Upon completion of the Internal Restructuring, the Runoff Business will be contained in certain legal entities to be transferred to Armour at closing.

At closing, Armour and/or OneBeacon Insurance Company and certain legal entities within the ongoing OneBeacon structure will enter into various ancillary agreements, including reinsurance agreements and administrative services agreements, to support the separation and transfer to Armour of the Runoff Business. Specifically, OneBeacon Insurance Company (“OBIC”) and Atlantic Specialty Insurance Company (“ASIC”) will enter into new reinsurance agreements pursuant to which (i) ASIC will cede, on a 100% quota share basis, Runoff Business not directly written by OBIC or the other legal entities that will be transferred to Armour, and (ii) OBIC will cede, on a 100% quota share basis, ongoing business not directly written by ASIC or the other legal entities that OneBeacon will continue to own post-closing. Also as part of the Runoff Transaction, at closing, OneBeacon and Armour will enter into a Transition Services Agreement (“TSA”), pursuant to which OneBeacon will provide certain transition services to Armour during the term of the TSA. The TSA has an initial term of one year.

As described in Note 1, the Runoff Business is now presented as held for sale and discontinued operations. See Note 14 for further information regarding discontinued operations. During the third quarter of 2012, OneBeacon recorded an after tax net charge of $107.0 million in discontinued operations reflecting a $91.5 million after tax estimated loss on sale of the Runoff Business and $9.0 million of after tax incurred loss and loss adjustment expenses relating to an adjustment to the workers compensation discount rate applied to the loss reserves being transferred.  In addition, OneBeacon also recorded $6.5 million of after tax underwriting losses primarily related to adverse prior year loss reserve development related to a legacy assumed reinsurance treaty which were included in discontinued operations during the third quarter of 2012.

On February 22, 2012, OneBeacon completed the sale of the AutoOne business to Interboro. Pursuant to the terms of the sale, at closing, OneBeacon transferred to Interboro all of the issued and outstanding shares of common stock of AutoOne Insurance Company (“AOIC”) and AutoOne Select Insurance Company (“AOSIC”), through which substantially all of the AutoOne business was written on a direct basis. At closing, OneBeacon also transferred the assets, liabilities (including loss reserves and unearned premiums) and capital of the business as well as substantially all of the AutoOne infrastructure including systems and office space as well as certain staff. The AutoOne Transaction also included the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon cedes, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC. As described in Note 1, the assets and liabilities associated with the AutoOne business as of December 31, 2011 have been presented as held for sale and underwriting results for AutoOne, net of tax, have been reported as discontinued operations for all periods presented. See Note 14 for further information regarding balances classified as held for sale and activity reported as discontinued operations.  During the third quarter of 2012, OneBeacon and Interboro reached conclusion on post-closing adjustments to the closing balance sheet, resulting in OneBeacon recording an after tax net charge of $0.3 million relating to underwriting activity and an after tax net gain of $0.5 million to true up the estimated loss on sale.

As part of the AutoOne Transaction, Interboro LLC, the parent company of Interboro, issued a $3.0 million promissory note to OBIC. Interboro LLC is required to repay the note in $1.0 million increments on each of the third, fourth and fifth anniversaries of the closing date, or February 22, 2015, 2016 and 2017. In addition, Interboro LLC is required to pre-pay principal in an amount equal to 100% of any dividend or distribution received from its subsidiaries, net of taxes and less $0.2 million on the same anniversary dates. Interest accrues and is payable quarterly at a rate of LIBOR plus 550 basis points.

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

Except as described above, during the three and nine months ended September 30, 2012 and 2011, there were no significant acquisitions or dispositions.

NOTE 3. Reserves for Unpaid Losses and Loss Adjustment Expenses

The following table summarizes the loss and LAE reserve activities of OneBeacon’s insurance subsidiaries for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	($ in millions)
Gross beginning balance	$3,175.3	$3,131.5	$3,358.6	$3,295.5
Less beginning reinsurance recoverable on unpaid losses	(2,040.7)	(1,825.9)	(2,167.5)	(1,893.2)
Net loss and LAE reserves	1,134.6	1,305.6	1,191.1	1,402.3
Loss and LAE incurred relating to:
Current year losses	167.0	155.7	460.1	435.7
Prior year losses	(2.3)	(6.0)	(7.6)	(14.4)
Total incurred loss and LAE from continuing Operations	164.7	149.7	452.5	421.3
Loss and LAE paid relating to:
Current year losses	(59.6)	(62.2)	(123.0)	(132.9)
Prior year losses	(73.4)	(64.5)	(266.2)	(244.7)
Total loss and LAE payments from continuing operations	(133.0)	(126.7)	(389.2)	(377.6)
Net loss and LAE reserves	1,166.3	1,328.6	1,254.4	1,446.0
Total incurred loss and LAE from discontinued operations	27.7	12.9	48.4	37.7
Total loss and LAE payments from discontinued operations	(67.4)	(63.7)	(177.1)	(205.9)
Net loss and LAE reserves	1,126.6	1,277.8	1,125.7	1,277.8
Net loss and LAE reserves reclassified to held for sale related to Runoff (1)	(256.3)	—	(256.3)	—
Net loss and LAE reserves reclassified (to) from held for sale related to AutoOne (2)	—	(58.0)	64.7	(58.0)
Net loss and LAE reserves sold as part of the AutoOne Transaction (3)	—	—	(63.8)	—
Net ending balance	870.3	1,219.8	870.3	1,219.8
Plus ending reinsurance recoverable on unpaid Losses	41.3	1,939.3	41.3	1,939.3
Gross ending balance	$911.6	$3,159.1	$911.6	$3,159.1

(1)                                 In the three and nine months ended September 30, 2012, $256.3 million of net loss and LAE reserves related to the Runoff business were reclassified to held for sale.

(2)                                 In the three and nine months ended September 30, 2011, $58.0 million of net loss and LAE reserves related to the AutoOne Transaction were reclassified to held for sale. In the nine months ended September 30, 2012, $64.7 million of net loss and LAE reserves related to the AutoOne Transaction were reclassified from held for sale immediately prior to the closing of the transaction which occurred on February 22, 2012.

(3)                                In the nine months ended September 30, 2012, $63.8 million of net loss and LAE reserves related to the AutoOne Transaction were sold.

During the three months ended September 30, 2012, OneBeacon experienced $2.3 million of favorable loss and LAE reserve development on prior accident year loss reserves due to lower than expected severity on losses related to professional liability lines, multiple peril liability lines and other general liability lines. During the three months ended September 30, 2011, OneBeacon recorded $6.0 million of favorable loss and LAE reserve development on prior accident year loss reserves due to lower than expected severity on losses related to professional liability lines, multiple peril liability lines and other general liability lines.

During the nine months ended September 30, 2012, OneBeacon experienced $7.6 million of favorable loss and LAE reserve development on prior accident year loss reserves due to lower than expected severity on losses related to professional liability lines, multiple peril liability lines and general liability lines. During the nine months ended September 30, 2011, OneBeacon experienced $14.4 million of favorable loss and LAE reserve development on prior accident year loss reserves due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines.

In connection with purchase accounting for the OneBeacon Acquisition, OneBeacon was required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables on the balance sheet. As of September 30, 2012 and December 31, 2011, the remaining fair value reductions to both loss and LAE reserves and reinsurance recoverable on unpaid losses were $153.4 million and $163.3 million, respectively. As a result of the Runoff Transaction, this adjustment is reflected in the amounts held for sale on the September 30, 2012 balance sheet and the net reduction to loss and LAE reserves associated with this adjustment is being accreted through an income statement charge within discontinued operations ratably with and over the period the claims are settled.

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

At September 30, 2012, OneBeacon had reinsurance recoverables on paid and unpaid losses of $2.0 million and $41.3 million, respectively. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from its reinsurers is critical to OneBeacon’s financial strength. OneBeacon is selective in regard to its reinsurers, principally placing reinsurance with those reinsurers with strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis. As a result, uncollectible amounts have historically not been significant. The following table provides a listing of OneBeacon’s top reinsurers, excluding industry pools and associations and those with affiliates within OneBeacon. The table shows the recoverable amounts, the percentage of total reinsurance recoverables and the reinsurers’ A.M. Best Company, Inc. (“A.M. Best”) ratings. The table excludes reinsurance balances that have been reclassified as held for sale; see note 14 for the reinsurance information related to those amounts.

	Balance at		A.M. Best
($ in millions)	September 30, 2012	% of total	Rating (1)
Hannover Ruckversich	$6.4	15%	A+
Hartford Steam Boiler	4.6	11%	A++
Munich Reinsurance America	4.5	10%	A+
Platinum Underwriters Re	4.1	9%	A
Transatlantic Reinsurance	2.0	5%	A

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

OneBeacon classifies its portfolio of fixed maturity investments and common equity securities, including convertible fixed maturity investments, held for general investment purposes as trading securities. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and change in unrealized investment gains and losses on trading securities are reported in total revenues as net realized and unrealized investment gains (losses) in revenues on a pre-tax basis.

Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of September 30, 2012 and December 31, 2011.

Other investments primarily include hedge funds and private equity funds. OneBeacon measures its investments in hedge funds and private equity funds at fair value with changes therein reported in total revenues as net realized and unrealized investment gains (losses). Other investments also includes an investment in a community reinvestment vehicle which is accounted for at fair value and a tax advantaged federal affordable housing development fund which is accounted for under the equity method.

OneBeacon’s net investment income is comprised primarily of interest income associated with OneBeacon’s fixed maturity investments, dividend income from its equity investments and interest income from its short-term investments. Net investment income for the three and nine months ended September 30, 2012 and 2011 consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ in millions)
Fixed maturity investments	$12.0	$15.4	$38.6	$54.8
Short-term investments	—	—	0.1	0.1
Common equity securities	1.5	1.5	4.8	3.9
Convertible fixed maturity investments	1.1	0.8	3.4	2.6
Other investments	(0.2)	0.1	(0.4)	(0.3)
Gross investment income	14.4	17.8	46.5	61.1
Less investment expenses	(1.6)	(1.7)	(5.0)	(5.3)
Net investment income	$12.8	$16.1	$41.5	$55.8

The composition of net realized investment gains (losses), a component of net realized and unrealized investment gains (losses) for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ in millions)
Fixed maturity investments	$10.6	$6.7	$26.7	$25.3
Short-term investments	—	—	—	—
Common equity securities	2.9	14.5	(0.2)	18.7
Convertible fixed maturity investments	0.6	0.3	2.0	4.8
Other investments	(0.4)	0.8	1.6	8.4
Net realized investment gains, pre-tax	$13.7	$22.3	$30.1	$57.2

The net changes in fair value for the three and nine months ended September 30, 2012 are as follows:

	Three months ended			Nine months ended
	September 30, 2012 (1)			September 30, 2012 (1)
		Changes in net	Total net		Changes in net	Total net
	Changes in net	foreign currency	changes in fair	Changes in net	foreign currency	changes in fair
	unrealized gains	translation gains	value reflected	unrealized gains	translation gains	value reflected
	and losses	and losses	in revenues	and losses	and losses	in revenues
	($ in millions)
Fixed maturity investments	$5.9	$0.2	$6.1	$8.6	$0.2	$8.8
Short-term investments	—	—	—	—	—	—
Common equity securities	18.7	—	18.7	17.0	—	17.0
Convertible fixed maturity investments	(0.6)	—	(0.6)	(2.0)	—	(2.0)
Other investments	2.1	—	2.1	4.0	—	4.0
Total	$26.1	$0.2	$26.3	$27.6	$0.2	$27.8

(1)                        Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains’ common control of $0.0 million and $(0.2) million, pre-tax, for the three and nine months ended September 30, 2012, respectively.

The net changes in fair value for the three and nine months ended September 30, 2011 are as follows:

	Three months ended			Nine months ended
	September 30, 2011 (1)			September 30, 2011 (1)
		Changes in net	Total net		Changes in net	Total net
	Changes in net	foreign currency	changes in fair	Changes in net	foreign currency	changes in fair
	unrealized gains	translation gains	value reflected	unrealized gains	translation gains	value reflected
	and losses	and losses	in revenues	and losses	and losses	in revenues
	($ in millions)
Fixed maturity investments	$(14.7)	$(0.3)	$(15.0)	$(15.1)	$(0.2)	$(15.3)
Short-term investments	—	(0.1)	(0.1)	—	—	—
Common equity securities	(47.0)	—	(47.0)	(44.1)	(0.1)	(44.2)
Convertible fixed maturity investments	(7.1)	—	(7.1)	(13.4)	—	(13.4)
Other investments	(0.5)	—	(0.5)	2.4	—	2.4
Total	$(69.3)	$(0.4)	$(69.7)	$(70.2)	$(0.3)	$(70.5)

(1)                        Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains’ common control of $(0.1) million and $(1.5) million, pre-tax, for the three and nine months ended September 30, 2011, respectively.

The components of OneBeacon’s ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
	($ in millions)
Investment securities:
Gross unrealized investment gains	$137.9	$123.5
Gross unrealized investment losses	(8.1)	(21.6)
Net unrealized gains from trading investment portfolio	129.8	101.9
Income taxes	(43.2)	(33.9)
Total net unrealized investment gains, after tax	$86.6	$68.0

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of fixed maturity investments as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012 (1)
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
	cost	gains	losses	losses	value
	($ in millions)
U.S. Government and agency obligations	$204.4	$0.8	$—	$—	$205.2
Debt securities issued by corporations	606.6	32.6	(1.2)	—	638.0
Municipal obligations	3.3	—	—	—	3.3
Asset-backed securities	902.0	12.3	(0.4)	—	913.9
Foreign government obligations	6.0	0.6	0.1	—	6.7
Preferred stocks	78.3	6.0	—	—	84.3
Total fixed maturity investments	$1,800.6	$52.3	$(1.5)	$—	$1,851.4

(1)                      Carrying value includes $377.3 million of fixed maturity investments reclassified to assets held for sale in the September 30, 2012 consolidated balance sheet as part of the Runoff Transaction.

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

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and losses and carrying values of OneBeacon’s common equity securities, convertible fixed maturity investments and other investments as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
	cost	gains	losses	gains	value
	($ in millions)
Common equity securities	$252.3	$44.2	$(1.2)	$—	$295.3
Convertible fixed maturity investments	71.1	4.4	(2.9)	—	72.6
Other investments	122.4	37.0	(2.5)	—	156.9

	December 31, 2011
	Cost or	Gross	Gross	Net foreign
	amortized	unrealized	unrealized	currency	Carrying
	cost	gains	losses	gains	value
	($ in millions)
Common equity securities	$240.6	$30.3	$(4.4)	$—	$266.5
Convertible fixed maturity investments	76.3	4.4	(0.9)	—	79.8
Other investments	124.6	37.8	(7.3)	—	155.1

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

As of September 30, 2012 and December 31, 2011, approximately 92% and 93%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where OneBeacon’s portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with OneBeacon’s investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At September 30, 2012 and December 31, 2011, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.

As of both September 30, 2012 and December 31, 2011, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of September 30, 2012 and December 31, 2011 were comprised of $53.8 million and $53.5 million, respectively, in hedge funds, $67.8 million and $65.7 million, respectively, in private equity funds, $14.1 million for both periods of an investment in a community reinvestment vehicle. At September 30, 2012 and December 31, 2011, OneBeacon held investments in 9 hedge funds and 16 and 14 private equity funds, respectively. The largest investment in a single fund was $12.8 million and $13.7 million, respectively, at September 30, 2012 and December 31, 2011. As of September 30, 2012 and December 31, 2011, other investments also included $21.2 million and $21.8 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

The fair value measurements at September 30, 2012 and December 31, 2011 and their related inputs are as follows:

	Fair value at
	September 30, 2012 (2)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$205.2	$205.2	$—	$—
Debt securities issued by corporations:
Consumer	204.9	—	204.9	—
Industrial	101.1	—	101.1	—
Financial	91.6	—	91.6	—
Communications	51.8	—	51.8	—
Energy	51.5	—	51.5	—
Basic materials	77.9	—	77.9	—
Utilities	44.0	—	44.0	—
Technology	15.1	—	15.1	—
Debt securities issued by corporations	637.9	—	637.9	—
Municipal obligations	3.3	—	3.3	—
Asset-backed securities	914.0	—	912.6	1.4
Foreign government obligations	6.7	5.9	0.8	—
Preferred stocks	84.3	—	13.8	70.5
Fixed maturity investments	1,851.4	211.1	1,568.4	71.9
Short-term investments	274.1	274.1	—	—
Common equity securities:
Financials	80.9	80.1	0.7	0.1
Basic Materials	53.2	53.2	—	—
Consumer	69.4	69.4	—	—
Energy	37.9	37.9	—	—
Utilities	19.3	19.3	—	—
Other	34.6	34.6	—	—
Common equity securities	295.3	294.5	0.7	0.1
Convertible fixed maturity investments	72.6	—	72.6	—
Other investments(1)	135.7	—	—	135.7
Total(1)	$2,629.1	$779.7	$1,641.7	$207.7

	Fair value at
	December 31, 2011 (3)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$215.4	$215.4	$—	$—
Debt securities issued by corporations:
Consumer	299.7	—	299.7	—
Industrial	140.1	—	140.1	—
Financial	66.4	—	66.4	—
Communications	53.3	—	53.3	—
Energy	60.5	—	60.5	—
Basic materials	81.5	—	81.5	—
Utilities	42.5	—	42.5	—
Technology	14.7	—	14.7	—
Debt securities issued by corporations	758.7	—	758.7	—
Municipal obligations	2.2	—	2.2	—
Asset-backed securities	938.3	—	936.0	2.3
Foreign government obligations	8.1	7.4	0.7	—
Preferred stocks	75.3	—	11.5	63.8
Fixed maturity investments	1,998.0	222.8	1,709.1	66.1
Short-term investments	320.0	320.0	—	—
Common equity securities:
Financials	69.9	69.1	—	0.8
Basic Materials	56.2	56.2	—	—
Consumer	71.3	71.2	0.1	—
Energy	32.5	32.5	—	—
Utilities	17.9	17.9	—	—
Other	18.7	18.7	—	—
Common equity securities	266.5	265.6	0.1	0.8
Convertible fixed maturity investments	79.8	—	79.8	—
Other investments(1)	133.3	—	—	133.3
Total(1)	$2,797.6	$808.4	$1,789.0	$200.2

(1)                       Excludes the carrying value of $21.2 million and $21.8 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of September 30, 2012 and December 31, 2011.

(2)                       Fair value includes $377.3 million of fixed maturity investments reclassified to assets held for sale in the September 30, 2012 consolidated balance sheet as part of the Runoff Transaction.

(3)                       Fair value includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2011 consolidated balance sheet as part of the AutoOne Transaction.

At September 30, 2012 and December 31, 2011, OneBeacon held one private preferred stock that represented approximately 84% and 85%, respectively, of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, OneBeacon had $41.1 million and $36.9 million, respectively, of liabilities recorded at fair value and included in other liabilities as of September 30, 2012 and December 31, 2011. These liabilities relate to securities that have been sold short by a limited partnership that OneBeacon invests in and is required to consolidate in accordance with GAAP. As of September 30, 2012 and December 31, 2011, all of the liabilities included in the $41.1 million and $36.9 million, respectively, have been classified as Level 1 measurements.

The following table summarizes the ratings of OneBeacon’s corporate debt securities as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	($ in millions)
AA	$25.0	$61.9
A	281.5	307.3
BBB	320.2	378.2
BB	7.6	6.2
Other	3.6	5.1
Debt securities issued by corporations	$637.9	$758.7

Rollforwards of Fair Value Measurements by Level

The changes in Level 1 fair value measurements for the three and nine months ended September 30, 2012 are as follows:

	Fixed	Common	Convertible
	maturity	Equity	fixed maturity	Other
	investments	securities	investments	investments	Total(1)
	($ in millions)
Balance at January 1, 2012	$222.8	$265.6	$—	$—	$488.4
Amortization/accretion	(0.1)	—	—	—	(0.1)
Total net realized and unrealized gains (losses)	0.1	8.4	—	—	8.5
Purchases	17.8	18.0	—	—	35.8
Sales	(28.8)	(11.4)	—	—	(40.2)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2012	$211.8	$280.6	$—	$—	$492.4
Amortization/accretion	0.2	—	—	—	0.2
Total net realized and unrealized gains (losses)	(0.7)	(12.3)	—	—	(13.0)
Purchases	6.6	15.1	—	—	21.7
Sales	(13.2)	(17.9)	—	—	(31.1)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2012	$204.7	$265.5	$—	$—	$470.2
Amortization/accretion	(0.2)	—	—	—	(0.2)
Total net realized and unrealized gains (losses)	0.3	20.6	—	—	20.9
Purchases	12.7	40.7	—	—	53.4
Sales	(6.4)	(32.3)	—	—	(38.7)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at September 30, 2012	$211.1	$294.5	$—	$—	$505.6

(1)                       Excludes short-term investments which are deemed to have a Level 1 designation.

The changes in Level 2 fair value measurements for the three and nine months ended September 30, 2012 are as follows:

	Fixed	Common	Convertible
	maturity	equity	fixed maturity	Other
	investments	securities	investments	investments	Total
	($ in millions)
Balance at January 1, 2012	$1,709.1	$0.1	$79.8	$—	$1,789.0
Amortization/accretion	(3.0)	—	0.6	—	(2.4)
Total net realized and unrealized gains (losses)	7.4	—	3.3	—	10.7
Purchases	570.5	—	1.7	—	572.2
Sales	(769.6)	—	(5.3)	—	(774.9)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2012	$1,514.4	$0.1	$80.1	$—	$1,594.6
Amortization/accretion	(2.7)	—	0.6	—	(2.1)
Total net realized and unrealized gains (losses)	6.3	—	(3.3)	—	3.0
Purchases	567.1	0.1	1.9	—	569.1
Sales	(354.5)	—	(3.7)	—	(358.2)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2012	$1,730.6	$0.2	$75.6	$—	$1,806.4
Amortization/accretion	(2.7)	—	0.6	—	(2.1)
Total net realized and unrealized gains (losses)	15.4	(0.1)	0.1	—	15.4
Purchases	114.8	—	10.7	—	125.5
Sales	(302.2)	—	(14.4)	—	(316.6)
Transfers in	12.5	0.6	—	—	13.1
Transfers out	—	—	—	—	—
Balance at September 30, 2012	$1,568.4	$0.7	$72.6	$—	$1,641.7

The changes in Level 3 fair value measurements for the three and nine months ended September 30, 2012 are as follows:

	Fixed	Common	Convertible
	maturity	equity	fixed maturity	Other
	investments	securities	investments	investments(1)	Total(1)
			($ in millions)
Balance at January 1, 2012	$66.1	$0.8	$—	$133.3	$200.2
Amortization/accretion	0.1	—	—	—	0.1
Total net realized and unrealized gains (losses)	5.8	—	—	4.9	10.7
Purchases	34.1	—	—	1.2	35.3
Sales	(0.4)	—	—	(5.0)	(5.4)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2012	$105.7	$0.8	$—	$134.4	$240.9
Amortization/accretion	0.1	—	—	—	0.1
Total net realized and unrealized gains (losses)	0.5	—	—	(0.9)	(0.4)
Purchases	18.3	—	—	11.6	29.9
Sales	(39.8)	—	—	(11.3)	(51.1)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2012	$84.8	$0.8	$—	$133.8	$219.4
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	0.5	(0.1)	—	1.6	2.0
Purchases	1.4	—	—	2.2	3.6
Sales	(2.3)	—	—	(1.9)	(4.2)
Transfers in	—	—	—	—	—
Transfers out	(12.5)	(0.6)	—	—	(13.1)
Balance at September 30, 2012	$71.9	$0.1	$—	$135.7	$207.7

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

“Transfers out” of Level 3 fixed maturity investments and common equity securities of $13.1 million in the three months ended September 30, 2012 and $22.0 million and $27.7 million for the three months ended September 30, 2011 and March 31, 2011, respectively, were comprised of securities which had been previously classified as a Level 3 measurement and were recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.

Significant Unobservable Inputs

As described above, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing models and both observable and unobservable inputs.

The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 at September 30, 2012:

		Ratings			Input
Description	Fair Value	Range (1)	Valuation Technique	Unobservable Inputs	Range (1)

Non-agency commercial mortgage-backed securities	$1.4	A2	Discounted cash flow	Prepayment rate	0 CPY
				Discount margin over LIBOR	2.1%

Preferred stock	$70.5	NR	Discounted cash flow	Discount yield	8.0%

(1)          As of September 30, 2012, each asset type consists of one security.

The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in non-agency commercial mortgage-backed securities (“CMBS”). Generally for bonds priced at a premium, increases in prepayment speeds will result in a lower fair value, while decreases in prepayment speeds may result in a higher fair value.  The CPY prepayment rate is the Constant Prepayment Yield, which is a common measure of prepayment speeds in CMBSs.

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
		($ in millions)
Fixed maturity investments	$0.4	$(11.0)	$6.6	$(12.1)
Short-term investments	—	—	—	—
Common equity securities	(0.1)	—	(0.1)	(0.1)
Convertible fixed maturity investments	—	—	—	—
Other investments	2.1	(0.5)	4.0	2.4
Total	$2.4	$(11.5)	$10.5	$(9.8)

Asset-backed Securities

OneBeacon purchases commercial and residential mortgage-backed securities to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon’s non-agency CMBS portfolio is generally short tenor and structurally senior, with more than 20 points of subordination on average for fixed rate CMBS and approximately 50 points of subordination on average for floating rate CMBS as of September 30, 2012. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of September 30, 2012, on average approximately 1% of the underlying loans were reported as non-performing for all CMBS held by OneBeacon. OneBeacon is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (“RMBS”) categorized as sub-prime as of September 30, 2012. OneBeacon’s investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of September 30, 2012. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).

There are also mortgage-backed securities that OneBeacon categorizes as “non-prime” (also called “Alt A” or “A-”) that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon’s review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of September 30, 2012, OneBeacon held no mortgage-backed securities that were classified as non-prime. OneBeacon’s non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

The following table summarizes the carrying value of OneBeacon’s asset-backed securities as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
			($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$620.1	$620.1	$—	$631.0	$631.0	$—
FNMA	14.2	14.2	—	166.8	166.8	—
FHLMC	—	—	—	4.9	4.9	—
Total agency(1)	634.3	634.3	—	802.7	802.7	—
Non-agency:
Residential	32.6	32.6	—	13.7	11.4	2.3
Commercial	200.2	198.8	1.4	68.4	68.4	—
Total Non-agency	232.8	231.4	1.4	82.1	79.8	2.3
Total mortgage- backed securities	867.1	865.7	1.4	884.8	882.5	2.3
Other asset-backed securities: Credit card receivables	25.6	25.6	—	48.2	48.2	—
Vehicle receivables	19.8	19.8	—	5.3	5.3	—
Other	1.5	1.5	—	—	—	—
Total other asset-backed securities	46.9	46.9	—	53.5	53.5	—
Total asset-backed securities	$914.0	$912.6	$1.4	$938.3	$936.0	$2.3

(1)                                  Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities

The security issuance years of OneBeacon’s investments in non-agency RMBS and non-agency CMBS securities as of September 30, 2012 are as follows:

	Fair Value	2007	2009	2010	2011	2012
			($ in millions)
Non-agency RMBS	$32.6	$—	$—	$17.1	$15.5	$—
Non-agency CMBS	200.2	3.9	4.1	4.0	50.1	138.1
Total	$232.8	$3.9	$4.1	$21.1	$65.6	$138.1

Non-agency Residential Mortgage-backed Securities

The classification of the underlying collateral quality and the tranche levels of OneBeacon’s non-agency RMBS securities are as follows as of September 30, 2012:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
		($ in millions)
Prime	$32.6	$—	$32.6	$—
Non-prime	—	—	—	—
Total	$32.6	$—	$32.6	$—

(1)                                  At issuance, Super Senior were rated AAA by Standard & Poor’s Rating Service (“Standard & Poor’s”) or Aaa by Moody’s Investors Service, Inc. (“Moody’s”) and were senior to other AAA or Aaa bonds.

(2)                                  At issuance, Senior were rated AAA by Standard & Poor’s or Aaa by Moody’s and were senior to non-AAA or non-Aaa bonds.

(3)                                  At issuance, Subordinate were not rated AAA by Standard & Poor’s or Aaa by Moody’s and were junior to other bonds.

Non-agency Commercial Mortgage-backed Securities

The amount of fixed and floating rate securities and their tranche levels are as follows as of September 30, 2012:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
		($ in millions)
Fixed rate CMBS	$194.9	$147.3	$47.6	$—
Floating rate CMBS	5.3	3.9	—	1.4
Total	$200.2	$151.2	$47.6	$1.4

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

Other Investments

OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The increase in the fair value of hedge funds and private equity funds is due to net redemptions during the period. The following tables summarize investments in hedge funds and private equity funds at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Fair	Unfunded	Fair	Unfunded
	Value	Commitments	Value	Commitments
		($ in millions)
Hedge funds
Long/short credit and distressed	$15.0	$—	$15.1	$—
Long bank loan	0.2	—	0.2	—
Long/short equity	36.0	—	36.1	—
Long/short equity activist	2.6	—	2.1	—
Total hedge funds	$53.8	$—	$53.5	$—
Private equity funds
Insurance	$3.0	$0.1	$3.3	$0.1
Distressed residential real estate	9.8	—	13.7	—
Energy infrastructure and services	19.0	5.5	16.3	4.6
Healthcare	2.1	2.7	1.1	3.5
Multi-sector	20.7	4.3	19.3	5.2
Private equity secondaries	7.3	2.2	7.6	2.6
Real estate	5.9	0.1	4.4	0.1
Total private equity funds	$67.8	$14.9	$65.7	$16.1

Total hedge funds and private equity funds(1)	$121.6	$14.9	$119.2	$16.1

(1)                                  Other investments also includes $14.1 million of an investment in a community reinvestment vehicle as of September 30, 2012 and December 31, 2011 and $21.2 million and $21.8 million, respectively, of an investment in a tax advantaged federal affordable housing development fund as of September 30, 2012 and December 31, 2011.

Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the September 30, 2012 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days	60 - 89 days	90 - 119 days	120+ days
	notice	notice	notice	notice	Total
			($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$6.7	$6.7
Quarterly	24.7	8.2	11.5	—	44.4
Annual	—	—	2.5	0.2	2.7
Total	$24.7	$8.2	$14.0	$6.9	$53.8

Certain of the hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund’s underlying investments are liquidated. At September 30, 2012, $1.6 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at September 30, 2012.

OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. At September 30, 2012, redemptions of $9.4 million were outstanding. The date at which such redemptions will be received is not determinable at September 30, 2012. Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.

Investments in private equity funds are generally subject to “lock-up” periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund’s underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At September 30, 2012, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
			($ in millions)
Private Equity Funds— expected lock up period remaining	$12.8	$12.1	$42.9	$—	$67.8

NOTE 6. Debt

OneBeacon’s debt outstanding as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
	($ in millions)
Senior unsecured notes, at face value	$269.9	$269.9
Unamortized original issue discount	(0.1)	(0.2)
Senior unsecured notes, carrying value	$269.8	$269.7

Senior Notes

In May 2003, OBH issued $700.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.7% (the “Senior Notes”) and received $693.4 million of proceeds. The Senior Notes bear an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, until maturity on May 15, 2013, and are fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains. Refer to “Note 15. Related Party Disclosures” of the Company’s 2011 Annual Report on Form 10-K. OBH incurred $7.3 million in expenses related to the issuance of the Senior Notes (including the $4.5 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the Senior Notes have an effective yield to maturity of approximately 6.0% per annum. At September 30, 2012, OBH was in compliance with all of the covenants under the Senior Notes. The Company plans to refinance its Senior Notes prior to their current maturity on May 15, 2013.

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

The Specialty Insurance Operations segment is comprised of a number of underwriting units that are aggregated into three major underwriting units for financial reporting: MGA Business, Specialty Industries and Specialty Products, representing an aggregation of OneBeacon’s specialty businesses based on those that are distributed through MGAs, those that are targeted to specific industries and those that offer targeted products. Currently, OneBeacon’s specialty lines products relate to professional liability, marine, collector cars and boats, technology, property and inland marine, excess property, group accident, entertainment, sports and leisure, environmental, public entities, energy, and tuition refund. In addition, in April 2012, OneBeacon announced the formation of OneBeacon Program Group which is included in MGA Business, and in September 2012, OneBeacon announced the formation of OneBeacon Surety Group which is included in Specialty Products. In determining the aggregation of OneBeacon’s specialty businesses, management considered many factors, including the nature of its insurance products and services and the production processes, the types or classes of customers, methods of distribution and the regulatory environment.

As described in Note 1, the Other Insurance Operations segment currently includes the results of a reciprocal insurance exchange that is not actively writing any business. Prior to the Runoff Transaction, as described in Note 1, the results related to the Runoff Business were included in Other Insurance Operations and are now included in discontinued operations. The prior periods have been reclassified to conform to the current presentation. In addition, the assets and liabilities associated with the Runoff Business as of September 30, 2012 have been presented in the balance sheet as held for sale.

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

Financial information for OneBeacon’s segments for the three and nine months ended September 30, 2012 and 2011 follows:

			Investing,
			Financing
	Specialty	Other	and
	Insurance	Insurance	Corporate
	Operations	Operations	Operations	Total
		($ in millions)
Three months ended September 30, 2012
Earned premiums	$293.9	$—	$—	$293.9
Loss and LAE	(164.7)	—	—	(164.7)
Policy acquisition expenses	(66.6)	—	—	(66.6)
Other underwriting expenses	(47.4)	—	—	(47.4)
Total underwriting income	15.2	—	—	15.2
Net investment income	—	—	12.8	12.8
Net realized and unrealized investment gains	—	—	40.0	40.0
Net other (expenses) revenues	(1.1)	0.1	(0.6)	(1.6)
General and administrative expenses	(0.6)	—	(3.8)	(4.4)
Interest expense on debt	—	—	(4.0)	(4.0)
Pre-tax income	$13.5	$0.1	$44.4	$58.0

			Investing,
			Financing
	Specialty	Other	and
	Insurance	Insurance	Corporate
	Operations	Operations	Operations	Total
		($ in millions)
Three months ended September 30, 2011
Earned premiums	$259.1	$—	$—	$259.1
Loss and LAE	(149.7)	—	—	(149.7)
Policy acquisition expenses	(58.6)	—	—	(58.6)
Other underwriting expenses	(36.0)	—	—	(36.0)
Total underwriting income	14.8	—	—	14.8
Net investment income	—	—	16.1	16.1
Net realized and unrealized investment losses	—	—	(47.4)	(47.4)
Net other revenues (expenses)	0.3	—	(0.3)	—
General and administrative expenses	(0.4)	—	(2.1)	(2.5)
Interest expense on debt	—	—	(4.1)	(4.1)
Pre-tax income (loss)	$14.7	$—	$(37.8)	$(23.1)

			Investing,
			Financing
	Specialty	Other	and
	Insurance	Insurance	Corporate
	Operations	Operations	Operations	Total
		($ in millions)
Nine months ended September 30, 2012
Earned premiums	$846.0	$—	$—	$846.0
Loss and LAE	(452.5)	—	—	(452.5)
Policy acquisition expenses	(185.6)	—	—	(185.6)
Other underwriting expenses	(146.2)	—	—	(146.2)
Total underwriting income	61.7	—	—	61.7
Net investment income	—	—	41.5	41.5
Net realized and unrealized investment gains	—	—	57.9	57.9
Net other (expenses) revenues	(0.9)	0.3	(0.5)	(1.1)
General and administrative expenses	(1.4)	—	(8.3)	(9.7)
Interest expense on debt	—	—	(12.1)	(12.1)
Pre-tax income	$59.4	$0.3	$78.5	$138.2

			Investing,
			Financing
	Specialty	Other	and
	Insurance	Insurance	Corporate
	Operations	Operations	Operations	Total
		($ in millions)
Nine months ended September 30, 2011
Earned premiums	$747.9	$0.1	$—	$748.0
Loss and LAE	(421.3)	—	—	(421.3)
Policy acquisition expenses	(161.3)	(0.2)	—	(161.5)
Other underwriting expenses	(124.4)	(0.1)	—	(124.5)
Total underwriting income (loss)	40.9	(0.2)	—	40.7
Net investment income	—	—	55.8	55.8
Net realized and unrealized investment losses	—	—	(13.3)	(13.3)
Net other revenues (expenses)	0.5	—	(12.7)	(12.2)
General and administrative expenses	(1.3)	—	(6.1)	(7.4)
Interest expense on debt	—	—	(16.4)	(16.4)
Pre-tax income (loss)	$40.1	$(0.2)	$7.3	$47.2

Financial information for OneBeacon’s segments as of September 30, 2012 and December 31, 2011 follows:

			Investing,
			Financing
	Specialty	Other	and
	Insurance	Insurance	Corporate
	Operations	Operations (1)	Operations	Total
		($ in millions)
September 30, 2012
Total investments	$—	$—	$2,273.0	$2,273.0
Reinsurance recoverable on paid and unpaid losses	43.1	0.2	—	43.3
Deferred acquisition costs	132.5	—	—	132.5
Ceded unearned premiums	11.3	—	—	11.3
Loss and LAE reserves	911.4	0.2	—	911.6
Unearned premiums	608.6	2.1	—	610.7
Debt	—	—	269.8	269.8
December 31, 2011
Total investments	$—	$—	$2,707.6	$2,707.6
Reinsurance recoverable on paid and unpaid losses	62.7	2,121.3	—	2,184.0
Deferred acquisition costs	123.3	0.2	—	123.5
Ceded unearned premiums	10.5	0.2	—	10.7
Loss and LAE reserves	868.6	2,490.0	—	3,358.6
Unearned premiums	525.6	2.4	—	528.0
Debt	—	—	269.7	269.7

(1)          Other Insurance Operations exclude assets and liabilities that are included in assets held for sale and liabilities held for sale as of September 30, 2012 related to the Runoff Transaction and as of December 31, 2011 related to the AutoOne Transaction.  See Note 14 for the breakout of these assets and liabilities.

The following tables provide net written premiums, earned premiums and ratios for OneBeacon’s insurance operations by segment and in total, as well as for the three major underwriting units within Specialty Insurance Operations, for the three and nine months ended September 30, 2012 and 2011:

				Specialty	Other
	MGA	Specialty	Specialty	Insurance	Insurance
($ in millions)	Business	Industries	Products	Operations(1)	Operations(2)	Total
Three months ended September 30, 2012
Net written premiums	$128.7	$106.6	$99.9	$335.2	$—	$335.2
Earned premiums	78.4	106.7	108.8	293.9	—	293.9
Ratios:
Loss and LAE	54.2%	55.4%	57.9%	56.0%	n/m	56.0%
Expense	46.3	36.6	35.7	38.8	n/m	38.8
GAAP combined	100.5%	92.0%	93.6%	94.8%	n/m	94.8%
Three months ended September 30, 2011
Net written premiums	$110.5	$89.7	$97.0	$297.2	$—	$297.2
Earned premiums	69.8	90.2	99.1	259.1	—	259.1
Ratios:
Loss and LAE	53.5%	54.7%	63.7%	57.8%	n/m	57.8%
Expense	44.3	35.4	32.1	36.5	n/m	36.5
GAAP combined	97.8%	90.1%	95.8%	94.3%	n/m	94.3%
Nine months ended September 30, 2012
Net written premiums	$263.4	$337.8	$329.2	$930.4	$—	$930.4
Earned premiums	227.5	309.0	309.5	846.0	—	846.0
Ratios:
Loss and LAE	49.5%	51.7%	58.2%	53.5%	n/m	53.5%
Expense	45.0	37.7	36.5	39.2	n/m	39.2
GAAP combined	94.5%	89.4%	94.7%	92.7%	n/m	92.7%
Nine months ended September 30, 2011
Net written premiums	$230.7	$278.2	$312.6	$821.5	$(0.1)	$821.4
Earned premiums	204.1	254.8	289.0	747.9	0.1	748.0
Ratios:
Loss and LAE	50.8%	54.2%	62.2%	56.3%	n/m	56.3%
Expense	42.7	39.2	34.1	38.2	n/m	38.2
GAAP combined	93.5%	93.4%	96.3%	94.5%	n/m	94.5%

(1)                                  Within Specialty Insurance Operations, OneBeacon reports its businesses through three major underwriting units, representing an aggregation of its specialty lines businesses. MGA Business includes Collector Cars and Boats, A.W.G. Dewar and OneBeacon Entertainment. In addition, in April 2012, OneBeacon announced the formation of OneBeacon Program Group which is included in MGA Business. Specialty Industries includes International Marine Underwriters, OneBeacon Technology Insurance, OneBeacon Accident Group, OneBeacon Government Risks and OneBeacon Energy Group. Specialty Products includes OneBeacon Professional Insurance, OneBeacon Property and Inland Marine, OneBeacon Specialty Property and OneBeacon Excess and Surplus. In addition, in September 2012, OneBeacon announced the formation of OneBeacon Surety Group which is included in Specialty Products.

(2)                                  Ratios for Other Insurance Operations are not meaningful.

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

The components of net periodic benefit expense (income) for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ in millions)
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	1.2	1.3	3.6	3.9
Expected return on plan assets	(1.7)	(1.9)	(5.1)	(5.7)
Amortization of unrecognized loss	0.2	0.1	0.6	0.3
Net periodic pension income before settlement and special termination benefits expense	(0.1)	(0.3)	(0.3)	(0.9)
Settlement expense	0.5	—	0.5	—
Special termination benefits expense (1)	0.1	0.2	0.2	0.6
Net periodic benefit expense (income)	$0.5	$(0.1)	$0.4	$(0.3)

(1)                   Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

OneBeacon does not expect to make a contribution to its Qualified Plan in 2012. OneBeacon anticipates contributing $2.4 million to the Non-qualified Plan in 2012, for which OneBeacon has assets held in a rabbi trust. As of September 30, 2012, $1.7 million in contributions have been made to the Non-qualified Plan.

During the third quarter of 2012, the Qualified Plan experienced a partial plan settlement which required re-measurement of the remaining accumulated plan benefits in accordance with ASC 715. OneBeacon’s discount rate assumption used to account for the Qualified Plan reflects the rate at which the benefit obligation could effectively be settled.  Based on consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries, insurance company annuity contract pricings and cash flow matching analyses, the discount rate utilized for the revaluation of the Qualified Plan obligation was 3.75% as of September 30, 2012, as compared to 4.50% at December 31, 2011. As a result of the partial settlement and re-measurement, the Company recognized a loss of $0.5 million through pre-tax income and a pre-tax loss of $3.7 million through other comprehensive income in the three and nine months ended September 30, 2012. At the time of settlement, the remaining Qualified Plan liabilities, which were attributable to Qualified Plan participants who were actively employed by OneBeacon, terminated vested participants and retired participants, were approximately $92.4 million.

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

Performance Shares

The following summarizes performance share activity for performance shares whose value is based upon the market price of an underlying OneBeacon common share (“OB Performance Shares”) for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012		2011
	Target		Target
	OB		OB
	Performance		Performance
	Shares	Accrued	Shares	Accrued
	outstanding	expense	outstanding	expense
	($ in millions)
Beginning of period	560,577	$3.1	671,727	$10.0
Payments and deferrals (1)	—	—	—	—
New awards	—	—	—	—
Forfeitures and net change in assumed forfeitures	(3,354)	—	(19,583)	0.1
Expense recognized	—	(2.2)	—	(0.5)
End of period	557,223	$0.9	652,144	$9.6

	Nine months ended September 30,
	2012		2011
	Target		Target
	OB		OB
	Performance		Performance
	Shares	Accrued	Shares	Accrued
	outstanding	expense	outstanding	expense
	($ in millions)
Beginning of period	642,667	$9.7	1,464,295	$18.5
Payments and deferrals (1) (2) (3)	(258,901)	(7.8)	(936,150)	(10.5)
New awards	181,290	—	194,900	—
Forfeitures and net change in assumed forfeitures	(7,833)	—	(70,901)	(0.2)
Expense recognized	—	(1.0)	—	1.8
End of period	557,223	$0.9	652,144	$9.6

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

The following summarizes performance shares outstanding and accrued performance expense at September 30, 2012 for each performance cycle:

	Target
	OB
	Performance
	Shares	Accrued
	outstanding	expense
	($ in millions)
Performance cycle:
2010—2012	238,658	$—
2011—2013	151,563	0.4
2012—2014	181,290	0.5
Sub-total	571,511	0.9
Assumed forfeitures	(14,288)	—
Total at September 30, 2012	557,223	$0.9

If 100% of the outstanding performance shares had been vested at September 30, 2012, the total additional compensation cost to be recognized would have been $1.7 million, based on current accrual factors at September 30, 2012 (common share price and payout assumptions).

All performance shares earned and paid for the 2009-2011 and 2008-2010 performance cycles were settled in cash or by deferral into OneBeacon’s deferred compensation plan.

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

In May 2012, the remaining options held by active employees expired. No expense was recognized during the three and nine months ended September 30, 2012 as the options had fully vested. The Company recognized expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2011, respectively. The following summarizes option activity for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012	2011
	Target	Target
	options	options
	outstanding	outstanding
	($ in millions)
Beginning of period	—	750,130
Forfeitures	—	(9,260)
Vested and expired	—	—
Expense recognized	—	—
End of period	—	740,870

	Nine months ended September 30,
	2012	2011
	Target	Target
	options	options
	outstanding	outstanding
	($ in millions)
Beginning of period	740,870	768,652
Forfeitures	—	(27,782)
Vested and expired	(740,870)	—
Expense recognized	—	—
End of period	—	740,870

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

Consistent with the terms of the RSU plan, all three tranches of RSUs vested and were deferred into the non-qualified deferred compensation plan in 2011.

Restricted Shares

On March 1, 2012, OneBeacon issued 300,000 shares of restricted stock to certain employees that vest in equal installments on February 28, 2014 and 2015. On May 25, 2011, OneBeacon issued 630,000 shares of restricted stock to its CEO that vest in equal installments on February 22, 2014, 2015, 2016 and 2017. Concurrently with the grant of the restricted stock to the CEO, 35,000 performance shares issued to the CEO for the 2011-2013 performance share cycle were forfeited. Performance share awards to the CEO for each of the subsequent five years will be reduced by 35,000 shares. The restricted shares contain dividend participation features, and therefore, are considered participating securities.

The following summarizes the recognized and unrecognized compensation expense associated with the outstanding restricted share awards for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,
	2012		2011
		Unamortized		Unamortized
		grant date		grant date
	Restricted shares	fair value	Restricted shares	fair value
	($ in millions)
Non-vested at beginning of period	930,000	$11.2	630,000	$8.5
New awards	—	—	—	—
Forfeitures	—	—	—	—
Vested	—	—	—	—
Expense recognized	—	(0.8)	—	(0.4)
Non-vested at end of period	930,000	$10.4	630,000	$8.1

	Nine months ended September 30,
	2012		2011
		Unamortized		Unamortized
		grant date		grant date
	Restricted shares	fair value	Restricted shares	fair value
	($ in millions)
Non-vested at beginning of period	630,000	$7.7	—	$—
New awards	300,000	4.6	630,000	8.6
Forfeitures	—	—	—	—
Vested	—	—	—	—
Expense recognized	—	(1.9)	—	(0.5)
Non-vested at end of period	930,000	$10.4	630,000	$8.1

NOTE 10. Income Taxes

The Company and its Bermuda-domiciled subsidiary are not subject to Bermuda income tax under current Bermuda law. In the event that there is a change in the current law such that taxes are imposed, the Company and its Bermuda-domiciled subsidiary would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966.  The Company also has subsidiaries that operate in Gibraltar, Luxembourg and the United States. U.S. operations are financed with a combination of debt and equity and the financing income currently accounts for the majority of non-U.S. income.

OneBeacon’s income tax expense related to pre-tax income from continuing operations for the three months ended September 30, 2012 and 2011 represented net effective tax rates of 24.0% and (48.1)%, respectively. The net effective tax rates for the nine months ended September 30, 2012 and 2011 were 20.2% and 4.0%, respectively. The effective tax rates for the three and nine months ended September 30, 2012 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. The effective tax rate for the three months ended September 30, 2011 was higher than the U.S. statutory rate of 35% due to a pre-tax loss from U.S. operations and income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. The effective tax rate for the nine months ended September 30, 2011 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. For the three months ended September 30, 2012 and 2011, the effective tax rate on non-U.S. income was 0.7% and 4.1%, respectively, and the effective tax rate on U.S. (loss) income was 37.4% and (30.9)%, respectively. For the nine months ended September 30, 2012 and 2011, the effective tax rate on non-U.S. income was 0.7% and 2.9%, respectively, and the effective tax rate on U.S. income (loss) was 34.0% and (6.5)%, respectively.

In arriving at the effective tax rate for the three and nine months ended September 30, 2012 and 2011, OneBeacon forecasted changes in realized and unrealized investment gains or losses for the years ending December 31, 2012 and 2011, respectively, and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270.

OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005. In October 2008, the IRS commenced examination of OneBeacon’s U.S. income tax returns for 2005 and 2006. On January 5, 2011, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $20.6 million. OneBeacon disagrees with the adjustments proposed by the IRS and intends to defend its position. The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.

On July 28, 2011, the IRS commenced an examination of OneBeacon’s U.S. income tax returns for 2007, 2008 and 2009. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.

Upon completion of the Runoff Transaction, it is expected that the unrecognized tax benefits associated with tax positions where the deductibility is certain but the timing is uncertain, will decrease by approximately $11.5 million.  OneBeacon does not expect the decrease to result in a material change to its financial position.

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

At September 30, 2012 and December 31, 2011, the fair value of OneBeacon’s Senior Notes (its fixed-rate, long-term indebtedness) was $276.3 million and $277.3 million, respectively, which compared to a carrying value of $269.8 million and $269.7 million, respectively.

NOTE 12. Earnings per Share

Basic and diluted earnings per share amounts have been determined in accordance with ASC 260, based on the weighted average number of common shares outstanding, including unvested restricted shares that are considered participating securities (see Note 9). The weighted average number of shares outstanding also includes the impact of share awards issued and share repurchases. During the three months ended September 30, 2012 and 2011, 20,055 shares and 21,980 shares, respectively, of the Company’s Class A common shares were awarded to certain non-employee directors of the Company’s Board in lieu of their 2011 annual cash retainers. During the third quarter of 2007, the Company began repurchasing shares under a share repurchase authorization. Since the inception of this authorization, the Company has repurchased and retired 5.6 million of its Class A common shares. During the nine months ended September 30, 2012 and 2011, no shares were repurchased.

The following table outlines the Company’s computation of earnings per share for continuing operations attributable to OneBeacon’s common shareholders for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Earnings attributable to OneBeacon’s common shareholders — basic and diluted (in millions):
Net (loss) income attributable to OneBeacon’s common shareholders	$44.6	$(12.2)	$109.9	$44.2
Allocation of loss (income) for participating restricted common shares	(0.4)	0.1	(1.0)	(0.1)
Dividends paid on participating restricted common shares	(0.2)	(0.1)	(0.6)	(1.0)
Total allocation to restricted common shares	(0.6)	—	(1.6)	(1.1)
Net (loss) income attributable to OneBeacon’s common shareholders, net of restricted common share amounts	$44.0	$(12.2)	$108.3	$43.1
Distributed current period net earnings (in millions):
Net (loss) income attributable to OneBeacon’s common shareholders, net of restricted common share amounts	$44.0	$(12.2)	$108.3	$43.1
Dividends paid, net of restricted common shares	(19.8)	(19.8)	(59.5)	(153.8)
Total (overdistributed) undistributed current period net earnings, net of restricted common share amounts	$24.2	$(32.0)	$48.8	$(110.7)
Earnings per share denominator — basic and diluted (in millions):
Total weighted average common shares outstanding	95.4	95.1	95.3	94.7
Weighted average unvested restricted common shares(1)	(0.9)	(0.7)	(0.8)	(0.3)
Basic earnings per share denominator(2)	94.5	94.4	94.5	94.4
Earnings per share attributable to OneBeacon’s common shareholders — basic and diluted (in dollars):
Net (loss) income attributable to OneBeacon’s common shareholders per share	$0.47	$(0.13)	$1.15	$0.46
Dividends declared and paid per share	(0.21)	(0.21)	(0.63)	(1.63)
(Overdistributed) undistributed current period earnings per share	$0.26	$(0.34)	$0.52	$(1.17)

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event (see Note 9).

(2)

Common shares issuable upon exercise of the options (see Note 9) were not included as their inclusion would be anti-dilutive for the periods presented. During the three and nine months ended September 30, 2012, the remaining outstanding options were unexercised and expired (see Note 9).

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

Dividends on Common Shares

During the nine months ended September 30, 2012, the Company declared and paid cash dividends totaling $60.0 million, or $0.63 per common share, of regular quarterly cash dividends. During the nine months ended September 30, 2011, the Company declared and paid cash dividends totaling $154.8 million, or $1.63 per common share, including $59.7 million, or $0.63 per common share, of regular quarterly cash dividends and $95.1 million, or $1.00 per common share, of a special dividend.

Other Comprehensive Income impact from Pension Settlement

As a result of the partial settlement and re-measurement discussed in Note 8, the Company recognized a pre-tax loss of $3.7 million through other comprehensive income in the three and nine months ended September 30, 2012.

NOTE 14. Discontinued Operations

Description of transactions

On October 17, 2012, OneBeacon entered into the Stock Purchase Agreement to sell the Runoff Business to Armour.  The Runoff Business had been included within the Other Insurance Operations segment; however, based on management’s intent as of September 30, 2012 to execute the Stock Purchase Agreement, the Runoff Business has been presented as held for sale in the consolidated balance sheet as of September 30, 2012. The Runoff Transaction includes the sale of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the business as well as certain elements of the Runoff Business infrastructure, including staff and office space. As described in Note 2, the Runoff Transaction requires the completion of the Internal Restructuring steps. The Runoff Transaction is expected to close in the second half of 2013, subject to regulatory approvals.

On February 22, 2012, OneBeacon completed the sale of the AutoOne business to Interboro. The AutoOne Transaction included the sale of two insurance entities, AOIC and AOSIC, through which substantially all of the AutoOne business was written on a direct basis. The AutoOne Transaction required the completion of various steps, including amendment of the Pooling Agreement to remove AOIC and AOSIC as parties to the agreement in order for them to retain 100% of their respective direct business, the contribution of specified assets supporting the AutoOne operations, and the sale, transfer or exchange of all of AOIC’s and AOSIC’s investment assets, other than those on deposit with governmental authorities. The AutoOne Transaction also included the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon cedes, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC.

Summary of balances reclassified and related items

As of September 30, 2012 and December 31, 2011, respectively, the Runoff Transaction and the AutoOne Transaction met the criteria for held for sale accounting. As a result, the assets and liabilities associated with the businesses being sold, after effecting the various steps contemplated by the Stock Purchase Agreement and the AutoOne Purchase Agreement, are presented separately as single line items in the asset and liability sections of the consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively. The following summarizes the major categories of assets and liabilities associated with the business classified as held for sale:

	September 30, 2012	December 31, 2011
	($ in millions)
Investments	$377.3	$111.8
Cash	—	5.5
Reinsurance recoverable on unpaid losses (1)	1,956.6	0.0
Reinsurance recoverable on paid losses	17.6	0.0
Premiums receivable	13.6	8.8
Deferred acquisition costs	—	2.2
Net deferred tax asset	6.1	1.9
Other assets	17.0	2.4
Total assets held for sale	$2,388.2	$132.6

Loss and LAE reserves (1)	$2,212.9	64.7
Unearned premiums	0.6	34.1
Ceded reinsurance payable	19.5	0.0
Other liabilities (2)	155.2	8.8
Total liabilities held for sale	$2, 388.2	$107.6

Net assets held for sale	$—	$25.0

(1)

The September 30, 2012 balances include the remaining purchase accounting fair value adjustments of $153.4 million relating to the OneBeacon Acquisition. Gross of the purchase accounting adjustments, reinsurance recoverable on unpaid losses and LAE reserves were $2,110.0 million and $2,366.3 million, respectively. The September 30, 2012 balances also include $36.7 million of loss and LAE reserves relating to Runoff Business that will be ceded by ASIC to OBIC pursuant to the reinsurance described in Note 2.

(2)	Other liabilities for September 30, 2012 includes the accrual related to the pre-tax loss on sale of the Runoff Business of $140.7 million.

As described in Note 1, the results of operations for the Runoff Business and AutoOne have been classified as discontinued operations and are presented as such, net of related income taxes, in the statements of comprehensive (loss) income and cash flows for all periods. Amounts reflected within discontinued operations are consistent with the pre-tax amounts previously reported within the Other Insurance Operations segment for the Runoff Business and AutoOne, respectively. Investing and financing activities for OneBeacon are managed on a consolidated basis and currently reported within the Investing, Financing and Corporate Operations segment. Therefore, no investment or financing activity is included in discontinued operations.

During the third quarter of 2012, OneBeacon recorded an after tax charge of $107.0 million in discontinued operations reflecting a $91.5 million after tax ($140.7 million pre-tax) estimated loss on sale of the Runoff Business and $9.0 million of after tax incurred loss and loss adjustment expenses relating to an adjustment to the workers compensation discount rate applied to the loss reserves being transferred.  In addition, OneBeacon also recorded $6.5 million of after tax underwriting losses primarily related to adverse prior year loss reserve development related to a legacy assumed reinsurance treaty that were included in discontinued operations during the third quarter of 2012.

During the third quarter of 2012, OneBeacon and Interboro reached conclusion on post-closing adjustments to the closing balance sheet resulting in OneBeacon recording a net gain of $0.5 million after tax, reflecting a true up of the estimated loss on sale of the AutoOne business. This after tax gain is included in loss from sale of discontinued operations in the statements of comprehensive

(loss) income for the three and nine months ended September 30, 2012. During the third quarter of 2011, OneBeacon recorded a charge of $18.2 million after tax, reflecting the estimated loss on sale of the AutoOne business, which included the $25.0 million of net assets held for sale as well, including transaction costs. This after tax charge is included in loss from sale of discontinued operations in the statements of comprehensive (loss) income for the three and nine months ended September 30, 2011.

The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ in millions)
Net written premiums	$(1.2)	$12.7	$0.6	$47.2
Revenues
Earned premiums	$(0.4)	$15.7	$10.0	$55.3
Net other revenues	—	0.1	—	1.6
Total revenues	(0.4)	15.8	10.0	56.9
Expenses
Loss and LAE	27.7	12.9	48.4	37.7
Policy acquisition expenses	(0.8)	1.9	(1.3)	5.4
Other underwriting expenses	(1.1)	5.2	1.1	16.6
Total expenses	25.8	20.0	48.2	59.7
Pre-tax loss	(26.2)	(4.2)	(38.2)	(2.8)
Income tax benefit	10.4	1.7	13.4	1.3
Loss from discontinued operations, net of tax	(15.8)	(2.5)	(24.8)	(1.5)
Loss from sale of discontinued operations, net of tax	(91.0)	(18.2)	(91.0)	(18.2)
Net loss from discontinued operations, net of tax	$(106.8)	$(20.7)	$(115.8)	$(19.7)

Reinsurance related to balances classified as held for sale

Included in assets held for sale as of September 30, 2012 are reinsurance recoverables on paid and unpaid losses of $17.6 million and $1,956.6 million, respectively related to the Runoff Transaction.  The reinsurance recoverable on unpaid losses amount is net of $153.4 million in purchase accounting adjustments as described in Note 3.  Also, $36.7 million of the amount that is currently included in assets held for sale on the balance sheet will be reported in reinsurance recoverables on unpaid losses when the Runoff Transaction closes (at the then current value) as a result of a related reinsurance contract with a current OneBeacon affiliate.

See note 4 for further description on reinsurance recoverables in general.  The following table provides a listing of the top reinsurers related to balances reported in assets held for sale on the September 30, 2012 balance sheet, which exclude industry pools and associations and those with affiliates within OneBeacon. The table shows the recoverable amounts, the percentage of total reinsurance recoverables reported as held for sale (excluding the $153.4 million purchase accounting adjustment) and the reinsurers’ A.M. Best Company, Inc. (“A.M. Best”) ratings.

	Balance at		A.M. Best
($ in millions)	September 30, 2012	% of total	Rating (1)
National Indemnity Company and General Reinsurance Corporation (2)	$1,449.2	68%	A	++
Hanover Insurance Company	62.4	3%	A
Tokio Marine and Nichido Fire (3)	54.7	3%	A	++
Munich Reinsurance America	23.2	1%	A	+
Tower Insurance Company	24.7	1%	A	-

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

(3)          Includes $28.7 million of reinsurance recoverables from the various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

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

Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the underlying Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. OneBeacon estimates that on an incurred basis it has used approximately $2.3 billion of the coverage provided by NICO at September 30, 2012. Net losses paid totaled approximately $1.5 billion as of September 30, 2012. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover at September 30, 2012.

Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal. OneBeacon has ceded estimated incurred losses of $562.0 million to GRC under the GRC Cover. As of September 30, 2012, OneBeacon has $409.3 million of reinsurance recoverable on unpaid losses outstanding under the GRC Cover.

Earnings per share related to discontinued operations

Basic loss per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.

The following table outlines the computation of loss per share for discontinued operations attributable to OneBeacon’s common shareholders for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Loss attributable to OneBeacon’s common shareholders — basic and diluted (in millions):
Net loss attributable to OneBeacon’s common shareholders	$(106.8)	$(20.7)	$(115.8)	$(19.7)
Allocation of loss for participating unvested restricted common shares	1.0	0.1	1.0	0.1
Net loss attributable to OneBeacon’s common shareholders, net of restricted common share amounts	$(105.8)	$(20.6)	$(114.8)	$(19.6)
Loss per share denominator — basic and diluted (in millions):
Total weighted average common shares outstanding	95.4	95.1	95.3	94.7
Weighted average unvested restricted common shares(1)	(0.9)	(0.6)	(0.9)	(0.3)
Basic earnings per share denominator(2)	94.5	94.5	94.4	94.4
Loss per share attributable to OneBeacon’s common shareholders — basic and diluted (in dollars):
Net loss attributable to OneBeacon’s common shareholders per share	$(1.12)	$(0.22)	$(1.22)	$(0.21)

(1)                                  Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event (see Note 9).

(2)                                  Common shares issuable upon exercise of the options (see Note 9) were not included as their inclusion would be anti-dilutive for the periods presented. During the three and nine months ended September 30, 2012, the remaining outstanding options were unexercised and expired (see Note 9).

NOTE 15. Subsequent Events

On October 16, 2012, the Company announced its agreement to terminate its underwriting arrangement with the Hagerty Insurance Agency and to sell the Company’s indirect wholly owned subsidiary, Essentia Insurance Company (“Essentia”), which writes the Hagerty collector car and boat business, to Markel Corporation. The sale is expected to close in the first quarter of 2013, subject to regulatory approval. The Company anticipates recording a $23 million pre-tax gain on sale ($15 million after tax) upon closing the transaction. The termination of the agency agreement will be effective as of the close date of the Essentia sale. The business associated with this agreement generated written premiums of approximately $179 million, or 16% of consolidated written premiums, for the 12 months ended September 30, 2012.

On October 17, 2012, the Company entered into a definitive agreement to sell the Runoff Business.  As further described in Note 1, Note 2, and Note 14, the loss related to this sale was reflected in the September 30, 2012 financial statements as the Runoff Business was accounted for as held for sale in the September 30, 2012 balance sheet.  In addition, the related operations were accounted for as discontinued operations. The Runoff Transaction is expected to close in the second half of 2013, subject to regulatory approvals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains “forward-looking statements.” Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon’s actual results could be materially different from and worse than its expectations. See “Forward-Looking Statements” on page 65 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.

Book Value Per Share

The following table presents our book value per share.

	September 30,	June 30,	December 31,
	2012	2012	2011
	(in millions, except per share amounts)
Numerator
OneBeacon’s common shareholders’ equity	$1,048.4	$1,131.8	$1,099.8

Denominator
Common shares outstanding (1)	95.4	95.4	95.1

Book value per share (2)	$10.99	$11.86	$11.56

(1)                                  Common shares outstanding includes the impact of unvested restricted shares and also the impact of repurchases, if any, of Class A common shares made under share repurchase authorization.

(2)                                  We paid a quarterly dividend of $0.21 per share in September 2012, June 2012 and March 2012.

We ended the third quarter of 2012 with a book value per share of $10.99, reflecting a decrease of 5.6% for the third quarter of 2012 and an increase of 0.5% through the nine months ended September 30, 2012, including dividends (a quarterly dividend of $0.21 per share), on an internal rate of return basis. The change in book value per share includes a 2.0% and 3.9% total return on invested assets for the three and nine months ended September 30, 2012, respectively. The third quarter decrease in book value was driven by a $91.5 million estimated after tax loss on sale and a $9.0 million after tax charge for the discount amortization of runoff workers compensation reserves related to the Runoff Transaction. The slight increase in the nine months ended September 30, 2012 was also driven by the Runoff Transaction loss, but was more than offset by favorable results of continuing operations and also a $13.6 million increase in capital, net of transaction costs, as a result of the sale of OneBeacon Holdings (Luxembourg) S.à r.l. (OB Lux) to a subsidiary of White Mountains Insurance Group, Ltd. (White Mountains). We reported comprehensive losses attributable to OneBeacon’s common shareholders of $(64.2) million and $(7.6) million, respectively, in the three and nine months ended September 30, 2012, compared to comprehensive (loss) income attributable to OneBeacon’s common shareholders of $(32.7) million and $24.8 million, respectively, in the same periods of 2011. The change in the quarter and through the nine months ended September 30, 2012 as compared to the prior year was primarily due to charges associated with the Runoff Transaction.

Our GAAP combined ratios were 94.8% and 92.7% for the three and nine months ended September 30, 2012, respectively, compared to 94.3% and 94.5% for the three and nine months ended September 30, 2011, respectively. The combined ratio for the three months ended September 30, 2012 was up slightly from the prior year period and included a 1.8 point decline in the loss ratio due to significantly lower catastrophes, partially off-set by lower favorable prior year development. Also, the expense ratio was 2.3 points higher due to lower incentive compensation expenses recorded in the 2011 period and increased employee costs associated with building our specialty business. The three months ended September 30, 2012 included 1.6 points of current accident year catastrophe losses primarily related to Hurricane Isaac, compared to 5.0 points of current accident year catastrophe losses in the three months ended September 30, 2011 primarily related to Hurricane Irene. The three months ended September 30, 2012 included 0.8 points of favorable loss reserve development, as compared to 2.3 points of favorable loss reserve development in the prior year period.

The decrease in the combined ratio for the nine months ended September 30, 2012 was primarily due to lower catastrophes and current accident year losses, as compared to the nine months ended September 30, 2011, partially offset by lower favorable loss reserve development, higher other underwriting expenses, and slightly higher policy acquisition expenses. The nine months ended September 30, 2012 included 1.5 points of catastrophe losses primarily related to Hurricane Isaac and storms in the midwestern United States, compared to 4.5 points of catastrophe losses in the nine months ended September 30, 2011 primarily related to Hurricane Irene and tornadoes in the southeast and midwestern United States, as well as storms and freezing weather in the northeast and southwest.

The nine months ended September 30, 2012 included 0.9 points of favorable loss reserve development, as compared to 1.9 points of favorable loss reserve development in the prior year period. The nine months ended September 30, 2012 also included the impact of lower deferrals of insurance acquisition costs under new accounting guidance and the amortization of previously deferred costs no longer eligible for deferral.

Total net written premiums increased 12.8% in the three months ended September 30, 2012 to $335.2 million, compared to $297.2 million for the three months ended September 30, 2011. Total net written premiums increased 13.3% in the nine months ended September 30, 2012 to $930.4 million, compared to $821.4 million for the nine months ended September 30, 2011. Premium growth was also affected by premiums associated with our A.W.G. Dewar (“Dewar”) tuition reimbursement insurance product.  During the third quarter of 2012, management determined that it had better information with which to estimate the tuition reimbursement premiums that it writes in order to more appropriately capture the respective policies’ underlying effective dates.  This resulted in approximately $9.4 million in net written premiums being recorded in the third quarter of 2012 that, under the prior method, would have been recorded in the fourth quarter. Excluding this change in estimate, premiums for the three and nine months ended September 30, 2012 would have increased 9.2% and 12.0%, respectively. The increase in net written premiums for both the three and nine months ended September 30, 2012 as compared to the prior year periods, after consideration of the change in estimated Dewar premiums, is the result of premium growth in a number of our specialty businesses as described below. The incremental effect on earned premiums and incurred losses for the third quarter of 2012 was $2.3 million and $1.2 million, respectively.

Significant Transactions

On October 17, 2012, OneBeacon entered into the Stock Purchase Agreement with respect to the sale of its Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, at closing, OneBeacon will transfer to Armour all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the business as well as certain elements of the Runoff Business infrastructure, including staff and office space.  Additionally, as part of the Runoff Transaction, OneBeacon may provide financing in the form of surplus notes. The Runoff Transaction is expected to close in the second half of 2013.

The Runoff Transaction is subject to closing conditions, including but not limited to the receipt of regulatory approvals and the completion of certain internal restructuring actions by OneBeacon (the “Internal Restructuring”).  Upon completion of the Internal Restructuring, the Runoff Business will be contained in certain legal entities to be transferred to Armour at closing.

At closing, Armour and/or OneBeacon Insurance Company and certain legal entities within the ongoing OneBeacon structure will enter into various ancillary agreements, including reinsurance agreements and administrative services agreements, to support the separation and transfer to Armour of the Runoff Business. Specifically, OneBeacon Insurance Company (“OBIC”) and Atlantic Specialty Insurance Company (“ASIC”) will enter into new reinsurance agreements pursuant to which (i) ASIC will cede, on a 100% quota share basis, Runoff Business not directly written by OBIC or the other legal entities that will be transferred to Armour, and (ii) OBIC will ceded, on a 100% quota share basis, ongoing business not directly written by ASIC or the other legal entities that OneBeacon will continue to own post-closing. Also as part of the Runoff Transaction, at closing, OneBeacon and Armour will enter into a Transition Services Agreement (“TSA”), pursuant to which OneBeacon will provide certain transition services to Armour during the term of the TSA. The TSA has an initial term of one year.

The Runoff Business is now reported as held for sale and discontinued operations. During the third quarter of 2012, OneBeacon recorded an after tax net charge of $107.0 million in discontinued operations reflecting a $91.5 million after tax estimated loss on sale of the Runoff Business, $9.0 million of after tax incurred loss and loss adjustment expenses relating to an adjustment to the workers compensation discount rate applied to the loss reserves being transferred, and $6.5 million of after tax underwriting losses primarily related to adverse prior year loss reserve development related to a legacy assumed reinsurance treaty.

On February 22, 2012, OneBeacon completed the sale of the AutoOne business to Interboro. Pursuant to the terms of the sale, at closing, OneBeacon transferred to Interboro all of the issued and outstanding shares of common stock of AutoOne Insurance Company (“AOIC”) and AutoOne Select Insurance Company (“AOSIC”), through which substantially all of the AutoOne business was written on a direct basis. At closing, OneBeacon also transferred the assets, liabilities (including loss reserves and unearned premiums) and capital of the business as well as substantially all of the AutoOne infrastructure including systems and office space as well as certain staff. The AutoOne Transaction also included the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon cedes, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC. The assets and liabilities associated with the AutoOne business as of December 31, 2011 have been presented as held for sale and underwriting results for AutoOne, net of tax, have been reported as discontinued operations for all periods presented. See Note 14—“Discontinued Operations” of the accompanying consolidated financial statements, for further information regarding balances classified as held for sale and activity reported as discontinued operations.  During the third quarter of 2012, OneBeacon and

Interboro reached conclusion on post-closing adjustments to the closing balance sheet resulting in OneBeacon recording a net gain of $0.8 million pre-tax, $0.5 million after tax, reflecting a true up of the estimated loss on sale of the AutoOne business.

As part of the AutoOne Transaction, Interboro LLC, the parent company of Interboro, issued a $3.0 million promissory note to OBIC. Interboro LLC is required to repay the note in $1.0 million increments on each of the third, fourth and fifth anniversaries of the closing date, or February 22, 2015, 2016 and 2017. In addition, Interboro LLC is required to pre-pay principal in an amount equal to 100% of any dividend or distribution received from its subsidiaries, net of taxes and less $0.2 million on the same anniversary dates. Interest accrues and is payable quarterly at a rate of LIBOR plus 550 basis points.

Results of Operations

Review of Consolidated Results

A summary of our consolidated financial results for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ in millions)
Net written premiums	$335.2	$297.2	$930.4	$821.4
Revenues
Earned premiums	$293.9	$259.1	$846.0	$748.0
Net investment income	12.8	16.1	41.5	55.8
Net realized and unrealized investment gains (losses)	40.0	(47.4)	57.9	(13.3)
Net other (expenses) revenues	(0.4)	—	(0.1)	(12.2)
Total revenues	346.3	227.8	945.3	778.3
Expenses
Loss and loss adjustment expenses	164.7	149.7	452.5	421.3
Policy acquisition expenses	66.6	58.6	185.6	161.5
Other underwriting expenses	47.4	36.0	146.2	124.5
General and administrative expenses	4.4	2.5	9.7	7.4
Interest expense on debt	4.0	4.1	12.1	16.4
Total expenses	287.1	250.9	806.1	731.1
Pre-tax income (loss) from continuing operations	59.2	(23.1)	139.2	47.2
Income tax (expense) benefit	(14.2)	11.1	(28.1)	(1.9)
Net income (loss) from continuing operations	45.0	(12.0)	111.1	45.3
Loss from discontinued operations, net of tax	(15.8)	(2.5)	(24.8)	(1.5)
Loss from sale of discontinued operations, net of tax	(91.0)	(18.2)	(91.0)	(18.2)
Net (loss) income including noncontrolling interests	(61.8)	(32.7)	(4.7)	25.6
Less: Net income attributable to noncontrolling interests	(0.4)	(0.2)	(1.2)	(1.1)
Net (loss) income attributable to OneBeacon’s common shareholders	(62.2)	(32.9)	(5.9)	24.5
Change in other comprehensive income and loss items	(2.0)	0.2	(1.7)	0.3
Comprehensive (loss) income attributable to OneBeacon’s common shareholders	$(64.2)	$(32.7)	$(7.6)	$24.8

The following table provides ratios of our consolidated underwriting results for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Ratios:(1)(2)(3)(4)
Loss and LAE	56.0%	57.8%	53.5%	56.3%
Expense	38.8	36.5	39.2	38.2
GAAP combined	94.8%	94.3%	92.7%	94.5%

(1)                    Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. This includes underwriting results which have been reclassified to discontinued operations related to the AutoOne Transaction and Runoff Transaction.

(2)                    Includes our long-term incentive compensation expense. For the three months ended September 30, 2012 and 2011, long-term incentive compensation expense decreased our total combined ratio by (0.3) points and (1.2) points, respectively. For the nine months ended September 30, 2012 and 2011, long-term incentive compensation expense increased our total combined ratio by 1.3 points and 0.8 points, respectively.

(3)                    Includes loss and LAE relating to catastrophes. For the three months ended September 30, 2012 and 2011, total incurred loss and LAE relating to current year catastrophes, excluding loss development on prior accident year catastrophes, increased our loss and LAE and total combined ratios by 1.6 points and 5.0 points, respectively. For the nine months ended September 30, 2012 and 2011, total incurred loss and LAE relating to current year catastrophes increased our loss and LAE and total combined ratios by 1.5 points and 4.5 points, respectively.

(4)                    Prior accident year development for the three months ended September 30, 2012 and 2011 decreased our loss and LAE and total combined ratios by 0.8 points and 2.3 points, respectively. Prior accident year development for the nine months ended September 30, 2012 and 2011 decreased our loss and LAE and total combined ratios by 0.9 points and 1.9 points, respectively.

Consolidated Results—Three months ended September 30, 2012 versus three months ended September 30, 2011

Our comprehensive loss attributable to OneBeacon’s common shareholders was $64.2 million in the three months ended September 30, 2012, compared to $32.7 million in the three months ended September 30, 2011. Net loss attributable to OneBeacon’s common shareholders was $62.2 million in the three months ended September 30, 2012, compared to $32.9 million in the three months ended September 30, 2011.

Our total revenues increased 52.0% to $346.3 million in the three months ended September 30, 2012, compared to $227.8 million in the three months ended September 30, 2011. The increase included a 13.4% increase in earned premiums related to several of our specialty businesses as described below. Net realized and unrealized investment gains (losses) significantly improved to a $40.0 million gain, compared to a $(47.4) million loss in the three months ended September 30, 2011 driven by changes in unrealized investments gains and losses in our equity portfolio resulting from improvements in the equity markets. Net investment income decreased 20.5% to $12.8 million in the three months ended September 30, 2012 due to a 6.4% decline in average invested assets. The decline in average invested assets since September 30, 2011 was driven by the AutoOne Transaction, return of capital to shareholders, repurchases of debt and the run-off of reserves related to the commercial lines business which was exited via a renewal rights sale. Net other revenues (expenses) in the three months ended September 30, 2012 were essentially flat compared to the three months ended September 30, 2011.

Our total expenses increased 14.4% in the three months ended September 30, 2012 to $287.1 million, compared to $250.9 million in the three months ended September 30, 2011. Loss and LAE increased 10.0% to $164.7 million in the three months ended September 30, 2012, in line with the growth in our specialty businesses and also due to lower favorable loss reserve development compared to the prior year period. Policy acquisition expenses increased 13.7% to $66.6 million related to higher commission expense on increased premium volumes as well as lower deferrals under revised accounting guidance and amortization of previously deferred costs. Other underwriting expenses increased from $36.0 million in the prior year quarter to $47.4 million in the three months ended September 30, 2012, primarily due to costs incurred in support of the growth in our specialty businesses. Interest expense decreased 2.4% to $4.0 million in the three months ended September 30, 2012 reflective of actions taken to reduce outstanding debt.

Our income tax expense related to pre-tax income (loss) from continuing operations for the three months ended September 30, 2012 and 2011 represented net effective tax rates of 24.0% and (48.1)%, respectively. The effective tax rates for the three months ended September 30, 2012 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. The effective tax rate for the three months ended September 30, 2011 was higher than the U.S. statutory rate of 35% due to a pre-tax loss from U.S. operations and income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. For the three months ended September 30, 2012 and 2011, the effective tax rate on non-U.S. income was 0.7% and 4.1%, respectively, and the effective tax rate on U.S. (loss) income was 37.4% and (30.9)%, respectively. In arriving at the effective tax rate for the three months ended September 30, 2012 and 2011, we forecasted changes in realized and unrealized investment gains or losses for the years ending December 31, 2012 and 2011, respectively, and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270.

Our GAAP combined ratio for the three months ended September 30, 2012 increased to 94.8% from 94.3% for the three months ended September 30, 2011. The loss and LAE ratio improved by 1.8 points to 56.0% while the expense ratio increased by 2.3 points to 38.8%. The decrease in the loss and LAE ratio was primarily due to lower catastrophe losses, partially offset by lower favorable loss reserve development compared to the prior year quarter. The three months ended September 30, 2012 included $4.7 million or 1.6 points of catastrophe losses, as compared to $13.0 million or 5.0 points of year catastrophe losses in the three months ended September 30, 2011. The three months ended September 30, 2012 included $2.4 million or 0.8 points of favorable loss reserve development, as compared to $6.0 million or 2.3 points of favorable loss reserve development in the three months ended September 30, 2011. The expense ratio increased primarily due to lower incentive compensation expenses recorded in the 2011 period and increased employee costs associated with building our specialty business, primarily OneBeacon Property and Inland Marine and OneBeacon Programs.

Consolidated Results—Nine months ended September 30, 2012 versus nine months ended September 30, 2011

Our comprehensive (loss) income attributable to OneBeacon’s common shareholders was $(7.6) million loss in the nine months ended September 30, 2012, compared to $24.8 million income in the nine months ended September 30, 2011. Net (loss) income attributable to OneBeacon’s common shareholders was $(5.9) million in the nine months ended September 30, 2012, compared to $24.5 million in the nine months ended September 30, 2011.

Our total revenues increased 21.5% to $945.3 million in the nine months ended September 30, 2012, compared to $778.3 million in the nine months ended September 30, 2011. The increase was mainly due to a 13.1% increase in earned premiums related to several of our specialty businesses as described below. Net realized and unrealized investment gains (losses) increased $71.2 million to $57.9 million of gains, compared to $(13.3) million of loss in the nine months ended September 30, 2011. Net investment income decreased 25.6% to $41.5 million in the nine months ended September 30, 2012 due to an 11.4% decline in average invested assets. The decline in average invested assets since September 30, 2011 was driven by the AutoOne Transaction, repurchases of debt and the run-off of reserves related to the commercial lines business that was exited via a renewal rights sale. Net other revenues (expenses) improved $12.1 million to $(0.1) million in the nine months ended September 30, 2012, compared to $(12.2) million in the nine months ended September 30, 2011. The nine months ended September 30, 2011 included a $12.0 million loss related to the purchase of a portion of our senior notes, partially offset by $0.8 million in additional consideration for aggregate premium renewals exceeding $200 million related to the renewal rights agreement for our commercial lines business.

Our total expenses increased 10.3% in the nine months ended September 30, 2012 to $806.1 million, compared to $731.1 million in the nine months ended September 30, 2011. Loss and LAE increased 7.4% to $452.5 million in the nine months ended September 30, 2012 in line with the growth in our specialty businesses and also due to a decrease in favorable loss reserve development compared to the prior year. The decrease in favorable loss reserve development was driven by the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for Hurricane Katrina claims. Policy acquisition expenses increased 14.9% to $185.6 million related to higher commission expense on increased premium volumes as well as lower deferrals under revised accounting guidance and amortization of previously deferred costs. Other underwriting expenses increased 17.4% to $146.2 million in the nine months ended September 30, 2012 primarily due to costs incurred to support the growth in our specialty businesses as well as higher employee costs resulting from actions taken to migrate certain corporate functions to Minnesota. Interest expense decreased 26.2% to $12.1 million in the nine months ended September 30, 2012 as a result of the tender offer on March 24, 2011 of $150.0 million of our then outstanding senior notes.

Our income tax expense related to pre-tax income from continuing operations for the nine months ended September 30, 2012 and 2011 was 20.2% and 4.0%, respectively. The effective tax rates for the nine months ended September 30, 2012 and 2011 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. For the nine months ended September 30, 2012 and 2011, the effective tax rate on non-U.S. income was 0.7% and 2.9%, respectively, and the effective tax rate on U.S. income (loss) was 34.0% and (6.5)%, respectively. In arriving at the effective tax rate for the nine months ended September 30, 2012 and 2011, we forecasted changes in realized and unrealized investment gains or losses for the years ending December 31, 2012 and 2011, respectively, and included these gains or losses in the effective tax rate calculation pursuant to ASC 740-270.

Our GAAP combined ratio for the nine months ended September 30, 2012 improved to 92.7% from 94.5% for the nine months ended September 30, 2011. The loss and LAE ratio decreased by 2.8 points to 53.5% while the expense ratio increased by 1.0 points to 39.2%. The decrease in the loss and LAE ratio was primarily due to lower catastrophe losses and a decrease in our estimate of current accident year losses, offset in part by a decrease in favorable loss reserve development compared to the prior year. The nine months ended September 30, 2012 included $12.9 million or 1.5 points of catastrophe losses, as compared to $33.8 million or 4.5 points of catastrophe losses in the nine months ended September 30, 2011. The nine months ended September 30, 2012 also included $7.7 million or 0.9 points of favorable loss reserve development. The nine months ended September 30, 2011 included $14.3 million or 1.9 points of favorable loss reserve development primarily due to lower than expected severity on losses related to professional liability, multiple peril, and other general liability lines of business. The expense ratio increased primarily due to higher other underwriting expenses resulting from higher employee costs resulting from actions taken to migrate certain corporate functions to Minnesota.

Summary of Operations By Segment

Specialty Insurance Operations is comprised of a number of underwriting units that are aggregated into three major underwriting units: MGA Business, Specialty Industries and Specialty Products. Other Insurance Operations currently includes the results of a reciprocal insurance exchange that is not actively writing any business. Investing, Financing and Corporate Operations includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through our holding companies. The prior periods have been reclassified to conform to the current presentation, which includes underwriting results reclassified as discontinued operations related to the AutoOne Transaction and Runoff Transaction. Our segment information is presented in Note 7—“Segment Information” of the accompanying consolidated financial statements.

Specialty Insurance Operations

Financial results for our Specialty Insurance Operations segment for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ in millions)
Net written premiums	$335.2	$297.2	$930.4	$821.5
Earned premiums	$293.9	$259.1	$846.0	$747.9
Loss and loss adjustment expense	(164.7)	(149.7)	(452.5)	(421.3)
Policy acquisition expenses	(66.6)	(58.6)	(185.6)	(161.3)
Other underwriting expenses	(47.4)	(36.0)	(146.2)	(124.4)
Total underwriting income	15.2	14.8	61.7	40.9
Net other (expenses) revenues	(1.1)	0.3	(0.9)	0.5
General and administrative expenses	(0.6)	(0.4)	(1.4)	(1.3)
Pre-tax income	$13.5	$14.7	$59.4	$40.1

The following table provides net written premiums, earned premiums and underwriting ratios by major underwriting unit and Specialty Insurance Operations in total for the three and nine months ended September 30, 2012 and 2011:

				Specialty
	MGA	Specialty	Specialty	Insurance
($ in millions)	Business	Industries	Products	Operations
Three months ended September 30, 2012
Net written premiums	$128.7	$106.6	$99.9	$335.2
Earned premiums	78.4	106.7	108.8	293.9
Ratios:(1)(2)(3)
Loss and LAE	54.2%	55.4%	57.9%	56.0%
Expense	46.3	36.6	35.7	38.8
Total GAAP combined	100.5%	92.0%	93.6%	94.8%
Three months ended September 30, 2011
Net written premiums	$110.5	$89.7	$97.0	$297.2
Earned premiums	69.8	90.2	99.1	259.1
Ratios:(1)(2)(3)
Loss and LAE	53.5%	54.7%	63.7%	57.8%
Expense	44.3	35.4	32.1	36.5
Total GAAP combined	97.8%	90.1%	95.8%	94.3%
Nine months ended September 30, 2012
Net written premiums	$263.4	$337.8	$329.2	$930.4
Earned premiums	227.5	309.0	309.5	846.0
Ratios:(1)(2)(3)
Loss and LAE	49.5%	51.7%	58.2%	53.5%
Expense	45.0	37.7	36.5	39.2
Total GAAP combined	94.5%	89.4%	94.7%	92.7%
Nine months ended September 30, 2011
Net written premiums	$230.7	$278.2	$312.6	$821.5
Earned premiums	204.1	254.8	289.0	747.9
Ratios:(1)(2)(3)
Loss and loss adjustment expenses	50.8%	54.2%	62.2%	56.3%
Expense	42.7	39.2	34.1	38.2
Total GAAP combined	93.5%	93.4%	96.3%	94.5%

(1)                                  Includes our long-term incentive compensation expense. For the three months ended September 30, 2012 and 2011, long-term incentive compensation expense decreased our Specialty Insurance Operations combined ratio by (0.3) points and (1.2) points, respectively. For the nine months ended September 30, 2012 and 2011, long-term incentive compensation expense increased our Specialty Insurance Operations combined ratio by 1.3 points and 0.8 points, respectively.

(2)                                  Includes loss and LAE relating to catastrophes. For the three months ended September 30, 2012 and 2011, total incurred loss and LAE relating to current year catastrophes, excluding loss development on prior accident year catastrophes, increased our loss and LAE and total combined ratios by 1.6 points and 5.0 points, respectively. For the nine months ended September 30, 2012 and 2011, total incurred loss and LAE relating to current year catastrophes increased our loss and LAE and total combined ratios by 1.5 points and 4.5 points, respectively.

(3)                                  Prior accident year development, including development on catastrophes, for the three months ended September 30, 2012 and 2011 decreased our Specialty Insurance Operations loss and LAE and total combined ratios by 0.8 points and 2.3 points, respectively. Prior accident year development, including development on catastrophes, for the nine months ended September 30, 2012 and 2011 decreased our Specialty Insurance Operations loss and LAE and total combined ratios by 0.9 points and 1.9 points, respectively.

Specialty Insurance Operations—Three months ended September 30, 2012 versus three months ended September 30, 2011

Overview.  We reported a GAAP combined ratio of 94.8% for the three months ended September 30, 2012, compared to 94.3% for the three months ended September 30, 2011. The increase in the third quarter of 2012 compared to 2011 was the net result of a higher expense ratio, driven by employee costs associated with building our specialty business, offset in part by a lower loss and LAE ratio. The lower loss and LAE ratio resulted from lower catastrophe losses which were partially offset by less favorable prior year development compared to 2011.

MGA Business.  Net written premiums for MGA Business increased 16.5% to $128.7 million in the three months ended September 30, 2012 compared to $110.5 million for the three months ended September 30, 2011, or by 6.7% after adjusting for the Dewar change in estimation of premiums. The increase, after adjusting for Dewar, was primarily due to a $4.1 million increase in net written premiums from our collector cars and boats business driven by growth in new business, and a $3.6 million increase in net written premiums from OneBeacon Entertainment (OBE) driven by stronger new and renewal business.

The MGA Business combined ratio for the three months ended September 30, 2012 increased to 100.5% from 97.8% for the three months ended September 30, 2011. The loss and LAE ratio increased by 0.7 points to 54.2% and the expense ratio increased by 2.0 points to 46.3%. The increase in the loss and LAE ratio reflects a 1.1 point increase in current accident year losses as compared to the prior year period. The three months ended September 30, 2012 includes 1.9 points of catastrophe losses, primarily related to Hurricane Isaac, which impacted our collector cars and boats business, as compared to 4.0 points in the three months ended September 30, 2011, primarily related to tornados in the southeastern and midwestern United States which impacted our collector cars and boats business. The three months ended September 30, 2012 included 0.3 points of unfavorable loss reserve development compared to 0.7 points of unfavorable loss reserve development in the three months ended September 30, 2011. The increase in the expense ratio was driven by higher other underwriting expenses relating to employee costs associated with the newly formed OneBeacon Program Group, partially offset by lower policy acquisition expenses despite higher policy acquisition expenses related to lower deferrals under revised accounting guidance and amortization of $0.9 million of previously deferred costs that are no longer eligible for deferral, principally within our collector cars and boats business.

Specialty Industries.  Net written premiums for Specialty Industries increased 18.8% to $106.6 million in the three months ended September 30, 2012 from $89.7 million in the three months ended September 30, 2011. The increase compared to the prior year period was due to a $5.0 million increase in net written premiums from OneBeacon Government Risks (OBGR), a $4.8 million increase in net written premiums from OneBeacon Energy Group (OBEG), a $3.9 million increase in net written premiums from OneBeacon Accident Group (OBA), and a $3.2 million increase in net written premiums from OneBeacon Technology Insurance (OBTI). Net written premiums from International Marine Underwriters (IMU) were essentially flat. The increase in the various business units was primarily due to new business as well as solid retention levels despite competition in the marketplace.

The Specialty Industries combined ratio for the three months ended September 30, 2012 increased to 92.0% from 90.1% for the three months ended September 30, 2011. The loss and LAE ratio increased by 0.7 points to 55.4% while the expense ratio increased by 1.2 points to 36.6%. The increase in the expense ratio reflects the impact of higher policy acquisition expenses and other underwriting expenses. The increase in the loss and LAE ratio was due to a 3.1 point decrease in favorable loss reserve development, compared with the three months ended September 30, 2011. The three months ended September 30, 2012 included 2.1 points of catastrophes, primarily related to Hurricane Isaac’s impact to our IMU business, as compared to 7.5 points of catastrophe losses in 2011 primarily related to Hurricane Irene impact to our IMU business.

Specialty Products.  Net written premiums for Specialty Products increased 3.0% to $99.9 million in the three months ended September 30, 2012 from $97.0 million in the three months ended September 30, 2011. The change was primarily due to a $10.1 million increase in net written premiums from OneBeacon Professional Insurance (OBPI), a $1.8 million increase in net written premiums from OneBeacon Specialty Property (OBSP) driven by growth in new business and retention and a $1.6 million increase in net written premiums from OneBeacon Excess and Surplus (OBES) which we began writing in 2011, partially offset by a $10.8 million decrease in net written premiums from OneBeacon Property and Inland Marine (PIM) reflecting a revised underwriting strategy.

The Specialty Products combined ratio for the three months ended September 30, 2012 decreased to 93.6% from 95.8% for the three months ended September 30, 2011. The loss and LAE ratio decreased by 5.8 points to 57.9% while the expense ratio increased by 3.6 points to 35.7%. The increase in the expense ratio was primarily due to an increase in policy acquisition expenses, as well as an increase in other underwriting expenses. The decrease in the loss and LAE ratio was primarily due to a 7.4 point decrease in current accident year losses, compared with the three months ended September 30, 2011. The three months ended September 30, 2012 included 0.9 points of catastrophe losses, compared to 3.4 points of current accident year catastrophe losses primarily related to Hurricane Irene impacting PIM and OBPI in the prior year period. This was partially offset by lower favorable loss reserve development compared to the prior year quarter. The three months ended September 30, 2012 included 0.2 points of favorable loss reserve development driven by OBPI, compared to 1.8 points of favorable loss reserve development in the comparative period of 2011.

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

For the three months ended September 30, 2012, our net combined ratio was higher than our gross combined ratio by 4.7 points, primarily due to the impact of favorable development on a large loss that had been ceded under the marine reinsurance treaty, and to a lesser extent the cost of facultative reinsurance, property reinsurance and catastrophe reinsurance. For the three months ended September 30, 2011, our net combined ratio was higher than our gross combined ratio by 2.6 points, primarily due to the impact of the cost of property reinsurance, catastrophe reinsurance, and to a lesser extent the cost of facultative reinsurance and marine reinsurance.

Specialty Insurance Operations—Nine months ended September 30, 2012 versus nine months ended September 30, 2011

Overview.  We reported a GAAP combined ratio of 92.7% for the nine months ended September 30, 2012, compared to 94.5% for the nine months ended September 30, 2011. The decrease in our combined ratio was primarily due to lower catastrophes and other current year accident year losses, partially offset by lower favorable loss reserve development and higher other underwriting and policy acquisition expenses.

MGA Business.  Net written premiums for MGA Business increased 14.2% to $263.4 million in the nine months ended September 30, 2012 from $230.7 million in the nine months ended September 30, 2011, or by 9.5% after adjusting for the Dewar change in estimation of premiums. The increase, after adjusting for Dewar, was due to a $12.4 million increase in net written premiums from our collector cars and boats business driven by growth in new business, as well as retention, and an $8.7 million increase in net written premiums from OBE related to growth in new business.

The MGA Business combined ratio for the nine months ended September 30, 2012 increased to 94.5% from 93.5% for the nine months ended September 30, 2011. The loss and LAE ratio decreased by 1.3 points to 49.5%, while the expense ratio increased by 2.3 points to 45.0%. The decrease in the loss and LAE ratio was primarily due to a decrease in unfavorable loss reserve development. The nine months ended September 30, 2012 included 0.7 point of unfavorable loss reserve development, compared to 2.7 points of unfavorable loss reserve development related to OBE in the prior year period. The increase in the expense ratio was driven primarily by employee costs associated with the newly formed OneBeacon Program Group, as well as slightly higher policy acquisition expenses which includes the impact of lower deferrals under revised accounting guidance and amortization of $5.3 million of previously deferred costs that are no longer eligible for deferral, principally within our collector cars and boats business.

Specialty Industries.  Net written premiums for Specialty Industries increased 21.4% to $337.8 million in the nine months ended September 30, 2012 from $278.2 million in the nine months ended September 30, 2011. The increase compared to the prior year period was due to a $20.3 million increase in net written premiums from OBTI, a $13.7 million increase in net written premiums from OBA, a $12.6 million increase in net written premiums from OBEG, an $11.0 million increase in net written premiums from OBGR and a $2.0 million increase in net written premiums from IMU. The increases were primarily due to new business as well as solid retention levels and selective renewal rate increases across the businesses despite competition in the marketplace.

The Specialty Industries combined ratio for the nine months ended September 30, 2012 decreased to 89.4% from 93.4% for the nine months ended September 30, 2011. The loss and LAE ratio decreased by 2.5 points to 51.7% while the expense ratio decreased by 1.5 points to 37.7%. The decrease in the loss and LAE ratio was primarily due to a decrease in catastrophes and other current year accident losses. The nine months ended September 30, 2012 included 1.8 points of catastrophe losses primarily related to thunderstorms in the Midwest, mid-Atlantic, and Northeast, which primarily impacted IMU, as compared to 5.4 points of catastrophe losses primarily related to Hurricane Irene, storms and freezing weather in the northeastern and southwestern United States impacting IMU, and tornados in the southeastern and midwestern United States impacting OBTI as well as OBGR and IMU in the nine months ended September 30, 2011. The positive impact of lower catastrophes was partially offset by a decrease in favorable loss reserve development compared to the prior year. The nine months ended September 30, 2012 included 2.2 points of favorable loss reserve development, compared to 4.4 points of favorable loss reserve development primarily related to OBTI, as well as IMU and OBGR, in the prior year period. The decrease in the expense ratio was primarily due to a decrease in other underwriting expenses.

Specialty Products.  Net written premiums for Specialty Products increased 5.3% to $329.2 million in the nine months ended September 30, 2012 from $312.6 million in the nine months ended September 30, 2011. The increase was driven by increases in net written premiums from OBPI, OBSP and OBES primarily related to positive rate changes, strong retention and new business, partially offset by a $14.7 million decrease in net written premiums from PIM, reflecting a revised underwriting strategy.

The Specialty Products combined ratio for the nine months ended September 30, 2012 decreased to 94.7% from 96.3% for the nine months ended September 30, 2011. The loss and LAE ratio decreased by 4.0 points to 58.2% while the expense ratio increased by 2.4 points to 36.5%. The decrease in the loss and LAE ratio was primarily due to lower catastrophes and other current year accident losses, partially offset by lower favorable loss reserve development compared to the prior year. The nine months ended September 30, 2012 included 1.6 points of catastrophe losses, primarily related to midwestern storms impacting PIM and OBPI, compared to 5.4 points of catastrophe losses, primarily related to tornados in the southeastern and midwestern United States as well as storms and freezing weather in the northeastern and southwestern United States and Hurricane Irene impacting PIM and to a lesser extent within the financial services business of OBPI. The nine months ended September 30, 2012 included 0.9 points of favorable loss reserve development, compared to 2.9 points of favorable loss reserve development primarily related to professional liability in the nine months ended September 30, 2011. The increase in the expense ratio was due to an increase in policy acquisition expenses mainly due to an assumed reinsurance program at OBPI and an increase in expenses associated with PIM resulting from our revised underwriting strategy.

Reinsurance protection. For the nine months ended September 30, 2012, our net combined ratio was higher than our gross combined ratio by 5.8 points, primarily due to favorable development on a large loss that had been ceded under the marine reinsurance treaty and also the cost of property reinsurance, facultative reinsurance and catastrophe reinsurance. For the nine months ended September 30, 2011, our net combined ratio was higher than our gross combined ratio by 3.8 points, primarily due to the impact of the cost of property reinsurance and facultative reinsurance, and also the cost of catastrophe reinsurance and marine reinsurance.

Other Insurance Operations

Other Insurance Operations—Three and nine months ended September 30, 2012 versus three and nine months ended September 30, 2011

Substantially all of the business activity of our Other Insurance Operations segment was reclassified as discontinued operations in connection with the AutoOne Transaction and Runoff Transaction. As a result, financial results were not meaningful in this segment for the three and nine months ended September 30, 2012 and 2011.

Investing, Financing and Corporate Operations

Financial results for our Investing, Financing and Corporate Operations segment for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ in millions)
Net investment income	$12.8	$16.1	$41.5	$55.8
Net realized and unrealized investment gains (losses)	40.0	(47.4)	57.9	(13.3)
Net other expenses	(0.6)	(0.3)	(0.5)	(12.7)
General and administrative expenses	(3.8)	(2.1)	(8.3)	(6.1)
Interest expense on debt	(4.0)	(4.1)	(12.1)	(16.4)
Pre-tax income (loss)	$44.4	$(37.8)	$78.5	$7.3

Investing, Financing and Corporate Operations—Three months ended September 30, 2012 versus three months ended September 30, 2011

Investing, Financing and Corporate Operations reported pre-tax income of $44.4 million in the three months ended September 30, 2012, compared to pre-tax loss of $(37.8) million in the three months ended September 30, 2011. The increase was due to significant improvement in net realized and unrealized investment gains, offset in part by a decrease in net investment income. As further described below, the three months ended September 30, 2012 included $40.0 million of net realized and unrealized investment gains as compared to $(47.4) million of net realized and unrealized investment losses in the prior year quarter. Net investment income decreased to $12.8 million in the three months ended September 30, 2012, compared to $16.1 million in the three months ended September 30, 2011, as further described below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results”. The decrease in interest expense reflects actions taken to reduce outstanding debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing”.

Investing, Financing and Corporate Operations—Nine months ended September 30, 2012 versus nine months ended September 30, 2011

Investing, Financing and Corporate Operations reported pre-tax income of $78.5 million in the nine months ended September 30, 2012, compared to pre-tax income of $7.3 million in the nine months ended September 30, 2011. The increase was primarily due to an increase in net realized and unrealized investment gains, offset in part by a decrease in net investment income. As further described below, the nine months ended September 30, 2012 included $57.9 million of net realized and unrealized investment gains as compared to net realized and unrealized investment losses of $(13.3) million in the prior year period. Net investment income decreased to $41.5 million in the nine months ended September 30, 2012, compared to $55.8 million in the nine months ended September 30, 2011, as further described below. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results”. These were partially offset by decreases in net other expenses and interest expense. Net other expenses for the nine months ended September 30, 2011 included a $12.0 million loss related to the purchase of a portion of our senior notes. The decrease in interest expense reflects actions taken to reduce outstanding debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financing”.

Summary of Investment Results

Investment Philosophy

Our long-term investment philosophy has historically been to maximize our after tax risk-adjusted return while taking prudent levels of risk and maintaining a diversified portfolio. Under this approach, each dollar of after tax investment income and realized and unrealized gains and losses is valued equally.

Our investment portfolio mix as of September 30, 2012 consisted in large part of high quality, fixed maturity investments and short-term investments, as well as a smaller allocation to equity investments which are comprised of common equity securities, convertible fixed maturity investments and other investments such as hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible bonds and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.

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

Our equity investment strategy is to maximize absolute risk-adjusted return through investments in a variety of common equity, equity-related and convertible fixed maturity instruments as well as other investments, primarily hedge funds and private equity funds. We invest in relatively concentrated positions in the United States and other developed markets. Our philosophy is to invest for risk-adjusted return using a bottom-up, value investing approach. Preservation of capital is of the utmost importance.

Investment Returns

A summary of our consolidated pre-tax investment results for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	($ in millions)
Net investment income	$12.8	$16.1	$41.5	$55.8
Net realized investment gains	13.7	22.3	30.1	57.2
Change in net unrealized investment gains (losses)	26.3	(69.7)	27.8	(70.5)
Total pre-tax investment results	$52.8	$(31.3)	$99.4	$42.5

Gross investment returns versus typical benchmarks for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three months ended		Nine months ended
	September 30, (1)		September 30, (1)
	2012	2011	2012	2011
Fixed maturity investments	1.5%	0.3%	3.8%	2.8%
Short-term investments	0.1	(0.1)	0.1	—
Total fixed income	1.3	0.3	3.4	2.6
Barclays U.S. Intermediate Aggregate Index	1.4	2.3	3.4	5.0
Common equity securities	8.2	(11.3)	7.8	(7.5)
Convertible fixed maturity investments	1.5	(7.5)	4.4	(6.9)
Total common equity securities and convertible fixed maturity investments	6.8	(10.4)	7.1	(7.4)
Other investments	1.0	0.3	3.3	6.5
Total common equity securities, convertible fixed maturity and other investments	5.0	(7.1)	5.9	(3.2)
S&P 500 Index (total return)	6.4	(13.9)	16.4	(8.7)
Total consolidated portfolio	2.0%	(1.0)%	3.9%	1.6%

(1)                                  Gross investment income returns exclude investment expenses of $1.6 million and $1.7 million, respectively, for the three months ended September 30, 2012 and 2011, and $5.0 million and $5.3 million, respectively, for the nine months ended September 30, 2012 and 2011.

Investment Returns—Three months ended September 30, 2012 versus three months ended September 30, 2011

Overview

Our total pre-tax investment results were $52.8 million, a return of 2.0% for the three months ended September 30, 2012, compared to $(31.3) million, a return of (1.0)% for the three months ended September 30, 2011. Net investment income in the three months ended September 30, 2012 was $12.8 million, a decrease of $3.3 million, compared to $16.1 million in the three months ended September 30, 2011 primarily due to lower fixed maturity yields and a reduction in invested assets as a result of the AutoOne Transaction and repurchases of debt. Net realized investment losses were $13.7 million in the three months ended September 30, 2012, a decrease of $8.6 million compared to net realized gains of $22.3 million in the three months ended September 30, 2011. The change in net unrealized investment gains and losses was an increase of $26.3 million in the three months ended September 30, 2012, compared to a decrease of $69.7 million in the three months ended September 30, 2011.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 1.3% for the three months ended September 30, 2012, compared to 0.3% for the three months ended September 30, 2011. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.8 years excluding short-term investments and approximately 2.4 years including short-term investments at September 30, 2012. Our fixed income portfolio trailed by just 10 basis points the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark for the three months ended September 30, 2012 as rates fell during the third quarter of 2012.

Common equity securities, convertible fixed maturity investments and other investments

Our total common equity securities, convertible fixed maturity investments and other investments portfolio returned 5.0% for the three months ended September 30, 2012, compared to (7.1)% for the three months ended September 30, 2011. Our total common equity securities and convertible fixed maturity investments portfolio returned 6.8% and (10.4)% for the three months ended September 30, 2012 and 2011, respectively, or 40 basis points and 350 basis points better, respectively, than the S&P 500 benchmark. Our total common equity securities and convertible fixed maturity investments portfolio has overweight positions in the gold mining sector and underweight positions in technology, consumer products and bank stocks compared to the stocks that compose the S&P 500 Index. In addition, other investments, which are composed principally of hedge funds and private equities, (underperformed) outperformed the S&P 500 Index by (540) basis points and 1,420 basis points for the three months ended September 30, 2012 and 2011, respectively.

Investment Returns—Nine months ended September 30, 2012 versus nine months ended September 30, 2011

Overview

Our total pre-tax investment results were $99.4 million, a return of 3.9% for the nine months ended September 30, 2012, compared to $42.5 million, a return of 1.6% for the nine months ended September 30, 2011. Net investment income in the nine months ended September 30, 2012 was $41.5 million, a decrease of $14.3 million, compared to $55.8 million in the nine months ended September 30, 2011. The decrease was primarily due to lower fixed maturity yields and a reduction in invested assets as a result of the AutoOne Transaction and repurchases of debt. Net realized investment gains were $30.1 million in the nine months ended September 30, 2012, a decrease of $27.1 million compared to $57.2 million in the nine months ended September 30, 2011. The change in net unrealized investment gains and losses was an increase of $27.8 million in the nine months ended September 30, 2012, compared to a decrease of $(70.5) million in the nine months ended September 30, 2011.

Fixed income

Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 3.4% for the nine months ended September 30, 2012, compared to 2.6% for the nine months ended September 30, 2011. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.8 years excluding short-term investments and approximately 2.4 years including short-term investments at September 30, 2012. Our fixed income portfolio performed consistent with the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark for the nine months ended September 30, 2012.

Common equity securities, convertible fixed maturity investments and other investments

Our total common equity securities, convertible fixed maturity investments and other investments portfolio returned 5.9% for the nine months ended September 30, 2012, compared to (3.2)% for the nine months ended September 30, 2011. Our total common equity securities and convertible fixed maturity investments portfolio returned 7.1% and (7.4)% for the nine months ended

September 30, 2012 and 2011, respectively, or (underperformed) outperformed the S&P 500 benchmark by (930) basis points and 130 basis points, respectively. Our total common equity securities and convertible fixed maturity investments portfolio has overweight positions in the gold mining sector and underweight positions in technology, consumer products and bank stocks compared to the stocks that compose the S&P 500 Index. In addition, other investments, which are composed principally of hedge funds and private equities, (underperformed) outperformed the S&P 500 Index by (1,310) basis points and 1,520 basis points for the nine months ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012 and December 31, 2011, approximately 92% and 93%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in hedge funds and private equity funds, as well as certain investments in debt and equity securities, including asset-backed securities, where quoted market prices are unavailable or are not considered reasonable.

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

In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund’s net asset value in accordance with ASC 820. In circumstances where our portion of a fund’s net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At September 30, 2012 and December 31, 2011, we did not record a liquidity adjustment to the net asset value related to our investments in hedge funds or private equity funds.

As of both September 30, 2012 and December 31, 2011, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of September 30, 2012 and December 31, 2011 were comprised of $53.8 million and $53.5 million, respectively, in hedge funds, $67.8 million and $65.7 million, respectively, in private equity funds, $14.1 million for both periods of an investment in a community reinvestment vehicle. At September 30, 2012 and December 31, 2011, OneBeacon held investments in 9 hedge funds and 16 and 14 private equity funds, respectively. The largest investment in a single fund was $12.8 million and $13.7 million, respectively, at September 30, 2012 and December 31, 2011. As of September 30, 2012 and December 31, 2011, other investments also included $21.2 million and $21.8 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

The fair value measurements at September 30, 2012 and December 31, 2011 for assets recorded in accordance with ASC 825 and any related Level 3 inputs are as follows:

	Fair value at	Level 3	Level 3
	September 30, 2012 (2)	Inputs	Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$205.2	$—	—%
Debt securities issued by corporations	637.9	—	—
Municipal obligations	3.3	—	—
Asset-backed securities	914.0	1.4	0.2
Foreign government obligations	6.7	—	—
Preferred stocks	84.3	70.5	83.6
Fixed maturity investments	1,851.4	—	—
Short-term investments	274.1	—	—
Common equity securities	295.3	0.1	0.0
Convertible fixed maturity investments	72.6	—	—
Other investments(1)	135.7	135.7	100.0
Total(1)	$2,629.1	$207.7	7.9%

	Fair value at	Level 3	Level 3
	December 31, 2011 (3)	Inputs	Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$215.4	$—	—%
Debt securities issued by corporations	758.7	—	—
Municipal obligations	2.2	—	—
Asset-backed securities	938.3	2.3	0.2
Foreign government obligations	8.1	—	—
Preferred stocks	75.3	63.8	84.7
Fixed maturity investments	1,998.0	66.1	3.3
Short-term investments	320.0	—	—
Common equity securities	266.5	0.8	0.3
Convertible fixed maturity investments	79.8	—	—
Other investments(1)	133.3	133.3	100.0
Total(1)	$2,797.6	$200.2	7.2%

(1)               Excludes the carrying value of $21.2 million and $21.8 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of September 30, 2012 and December 31, 2011

(2)               Fair value includes $377.3 million of fixed maturity investments reclassified to assets held for sale on the September 30, 2012 consolidated balance sheet as part of the Runoff business transaction.

(3)               Fair value includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2011 consolidated balance sheet as part of the AutoOne Transaction.

At September 30, 2012 and December 31, 2011, we held one private preferred stock that represented approximately 84% and 85%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management’s best estimate of fair value; this security is classified as a Level 3 measurement.

In addition to the investment portfolio described above, we had $41.1 million and $36.9 million, respectively, of liabilities recorded at fair value and included in other liabilities as of September 30, 2012 and December 31, 2011. These liabilities relate to securities that have been sold short by a limited partnership in which we invest and are required to consolidate in accordance with GAAP. All of these liabilities have been classified as Level 1 measurements.

The changes in Level 3 fair value measurements for the three and nine months ended September 30, 2012 are as follows:

	Fixed
	maturity	Common	Convertible
	investments (2)	equity	fixed maturity	Other
	(3)	securities	investments	investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2012	$66.1	$0.8	$—	$133.3	$200.2
Amortization/accretion	0.1	—	—	—	0.1
Total net realized and unrealized gains (losses)	5.8	—	—	4.9	10.7
Purchases	34.1	—	—	1.2	35.3
Sales	(0.4)	—	—	(5.0)	(5.4)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2012	$105.7	$0.8	$—	$134.4	$240.9
Amortization/accretion	0.1	—	—	—	0.1
Total net realized and unrealized gains (losses)	0.5	—	—	(0.9)	(0.4)
Purchases	18.3	—	—	11.6	29.9
Sales	(39.8)	—	—	(11.3)	(51.1)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2012	$84.8	$0.8	$—	$133.8	$219.4
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	0.5	(0.1)	—	1.6	2.0
Purchases	1.4	—	—	2.2	3.6
Sales	(2.3)	—	—	(1.9)	(4.2)
Transfers in	—	(0.6)	—	—	—
Transfers out	(12.5)	—	—	—	(13.1)
Balance at September 30, 2012	$71.9	$0.1	$—	$135.7	$207.7

(1)               Excludes the carrying value of $21.2 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

(2)               Fair value includes $377.3 million of fixed maturity investments reclassified to assets held for sale in the September 30, 2012 consolidated balance sheet as part of the Runoff business transaction.

(3)               Fair value includes $111.8 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2011 consolidated balance sheet as part of the AutoOne Transaction.

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

Operating subsidiary level.  The primary sources of cash for our operating subsidiaries are expected to be premium collections, net investment income, capital raising activities, contributions from our holding companies and proceeds from sales and maturities of investments. The primary uses of cash are expected to be claim payments, policy acquisition costs, operating expenses, purchases of investments, and distributions and tax sharing payments made to parent holding companies.

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

Generally, our regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Our top tier regulated insurance operating subsidiaries have the ability to pay $103 million of dividends during 2012 without the prior approval of regulatory authorities, subject to the availability of unassigned funds. At June 30, 2012, OneBeacon’s top tier regulated insurance operating subsidiaries had $0.7 billion of unassigned funds and at December 31, 2011, had statutory surplus of $1.0 billion. At September 30, 2012, we had approximately $246 million of net unrestricted cash, short-term investments and fixed maturity investments and approximately $67 million of common equity securities and convertible fixed maturity investments outside of our regulated insurance operating subsidiaries.

During the nine months ended September 30, 2012, our top tier regulated operating subsidiaries distributed $130.1 million of dividends, including $51.0 million of extraordinary dividends and the distribution by one of our top tier regulated operating subsidiaries of its investment in another regulated insurance subsidiary at a value of $34.0 million, to OneBeacon Insurance Group LLC (OneBeacon LLC). During the nine months ended September 30, 2011, our top tier regulated operating subsidiaries distributed $150.0 million of extraordinary dividends to OneBeacon LLC. During the nine months ended September 30, 2012 and 2011, our unregulated operating subsidiaries paid $4.3 million and $4.2 million, respectively, of dividends to their immediate parent.

During the nine months ended September 30, 2012, we paid $60.0 million of regular quarterly dividends to holders of OneBeacon’s common shares. During the nine months ended September 30, 2011, we paid cash dividends totaling $154.8 million, including $59.7 million of regular quarterly cash dividends and $95.1 million of a special dividend.

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

The following table illustrates our consolidated insurance float position and four operational leverage ratios based on insurance float and net invested assets as of September 30, 2012 and December 31, 2011.

	September 30,		December 31,
	2012		2011
	($ in millions)
Total investments	$2,273.0		$2,707.6
Cash	32.0		54.9
Cash and investments classified within assets held for sale	377.3		117.3
Accounts receivable on unsettled investment sales	61.9		0.5
Accounts payable on unsettled investment purchases	(15.1)		(22.7)
Net invested assets	2,729.1		2,857.6
OneBeacon’s common shareholders’ equity	1,048.4		1,099.8
Debt	269.8		269.7
Total capital	1,318.2		1,369.5
Insurance float	1,410.9		1,488.1
Insurance float as a multiple of total capital	1.1	x	1.1	x
Net invested assets as a multiple of total capital	2.1	x	2.1	x
Insurance float as a multiple of OneBeacon’s common shareholders’ equity	1.3	x	1.4	x
Net invested assets as a multiple of OneBeacon’s common shareholders’ equity	2.6	x	2.6	x

Insurance float decreased by approximately $77 million, primarily due to the AutoOne Transaction and the continued run-off of reserves related to the commercial lines business that was exited through a renewal rights sale. The decrease in insurance float was partially offset by an increase in float resulting from the $101 million in after tax losses recognized at OneBeacon related to the Runoff Transaction. Upon closing of the Runoff Transaction, insurance float is expected to decrease by approximately $375 million.

Financing

Debt

The following table summarizes our debt to capital ratio at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	($ in millions)
Senior Notes, carrying value	$269.8	$269.7
OneBeacon’s common shareholders’ equity	1,048.4	1,099.8
Total capital	$1,318.2	$1,369.5
Ratio of debt to total capital	20.5%	19.7%

We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all. The Senior Notes carry an interest rate of 5.875% and are scheduled to mature in May 2013. We plan to refinance the Senior Notes prior to their maturity.

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

The Senior Notes were issued under an indenture which contains restrictive covenants. These covenants, among other things, place certain limitations on the ability of White Mountains, OneBeacon U.S. Holdings, Inc. (OBH) and their respective subsidiaries, which includes us, as a subsidiary of White Mountains, to create liens and enter into sale and leaseback transactions and substantially limit the ability of White Mountains, OBH and their respective subsidiaries, which includes us, to consolidate, merge or transfer their properties and assets. The indenture does not contain any financial ratios or specified levels of net worth or liquidity to which White Mountains or OBH must adhere. At September 30, 2012, White Mountains and OBH were in compliance with all of the covenants under the Senior Notes.

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

Capital Lease

In December 2011, OBIC sold the majority of its fixed assets and capitalized software to OneBeacon Services LLC (OB Services), another indirect wholly-owned subsidiary of the Company. The fixed assets and capitalized software were sold at a cost equal to book value with no gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. (US Bancorp) and Fifth Third Equipment Finance Company (Fifth Third) whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OB Services received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OB Services will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer to OB Services. In accordance with ASC 840, OBIC recorded the sale of the assets with no gain or loss recognized while OB Services recorded a capital lease obligation and a capital lease asset. As of September 30, 2012 and December 31, 2011, OB Services had a capital lease obligation of $19.5 million and $23.1 million, respectively, included within other liabilities and a capital lease asset of $17.8 million and $22.9 million, respectively, included within other assets.

Share Repurchase Authorization

On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon’s Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the nine months ended September 30, 2012 and 2011, no shares were repurchased. The amount of authorization remaining is $87.7 million.

Cash Flows

Detailed information concerning our cash flows for the nine months ended September 30, 2012 and 2011 follows:

Cash flows from operations for the nine months ended September 30, 2012 and 2011

Net cash flows used for operations were $23.0 million and $90.6 million, respectively, for the nine months ended September 30, 2012 and 2011. Net cash flows for operations for the nine months ended September 30, 2012 and 2011 were reduced by the run-off of reserves related to the commercial lines business that was exited via a renewal rights sale. Net cash flows for operations for the nine months ended September 30, 2012 and 2011 were also reduced by declining net investment income, primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base.

Cash flows from investing and financing activities for the nine months ended September 30, 2012

Financing and Other Capital Activities

During the nine months ended September 30, 2012, we declared and paid $60.0 million of regular quarterly cash dividends to holders of OneBeacon’s common shares.

During the nine months ended September 30, 2012, we paid $8.2 million of interest including $7.9 million on the Senior Notes and $0.3 million related to our capital lease obligation.

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

During the first quarter of 2012, we sold one of our subsidiaries, OB Lux, to an affiliated subsidiary of White Mountains and recognized a gain of $14.0 million as additional paid in capital. Net of transaction costs expensed through the statement of operations, the gain was $13.6 million.

Cash flows from investing and financing activities for the nine months ended September 30, 2011

Financing and Other Capital Activities

During the nine months ended September 30, 2011, we declared and paid $59.7 million of regular quarterly cash dividends and $95.1 million of a special dividend to holders of OneBeacon’s common shares.

During the nine months ended September 30, 2011, we paid $12.5 million of interest on our debt obligations, all of it on the Senior Notes.

During the three months ended September 30, 2011, OBH repurchased and retired $150.0 million of the Senior Notes for $161.6 million in a cash tender offer, including transaction fees.

Other Liquidity and Capital Resource Activities

During the first quarter of 2011, we made payments with respect to our long-term incentive compensation plans totaling $16.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 929,849 performance shares for the 2008-2010 performance cycle.

Critical Accounting Estimates

Refer to the Company’s 2011 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of September 30, 2012, there were no material changes to our critical accounting estimates.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our 2011 Annual Report on Form 10-K and in particular item 7A — “Quantitative and Qualitative Disclosures About Market Risk”.  As of September 30, 2012, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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

The CEO and CFO of OneBeacon (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of September 30, 2012, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2012.

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

Deutsche Bank Litigation

In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune’s leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon and OBIC-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the LBO.

In December 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate all of the Noteholder Actions for pretrial matters and transfer all such proceedings to the United States District Court for the Southern District of New York.

In addition, OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company, on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”).  The Committee Action has since been consolidated with the Noteholder Actions.

In September 2012, a case management order was entered in the consolidated cases, setting forth, among other things, a briefing schedule for an omnibus motion to dismiss in the Noteholder Actions.  The court is expected to hear oral argument on that motion in March 2013.  Discovery and other motion practice (other than motions to amend the complaints) in the Committee Action and the Noteholder Actions is stayed until further order of the court.

Ace American Litigation

A subsidiary of the Company, OneBeacon U.S. Holdings, Inc. (OBH), was sued in Federal Court in the Eastern District of Pennsylvania on August 17, 2012 by Ace American Insurance Company.  The complaint alleges that OBH, through a professional recruiting firm, improperly hired a group of Ace employees from Ace’s surety division.  The complaint seeks injunctive relief and unspecified damages.  Upon motions of both parties, the court ordered expedited discovery, which has been completed.  OBH’s response to Ace’s motion for preliminary injunction is due at the end of October.  The Company believes that Ace’s motion is without merit and intends to vigorously defend the lawsuit.

ITEM 1A.                                            RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2011 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2012, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, except for those noted below. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. Our current financial strength ratings for our operating subsidiaries which are not being transferred as part of the Runoff Transaction (“Ongoing Subsidiaries”) are “A” (Excellent, third highest of fifteen ratings) by A. M. Best, “A-” (Strong, seventh highest of twenty-one ratings) by Standard & Poor’s, “A2” (Good, sixth highest of twenty-one ratings) by Moody’s and “A” (Strong, sixth highest of twenty-one ratings) by Fitch. For our Ongoing Subsidiaries, we currently have a “Stable” outlook from each of A.M. Best, Standard & Poor’s, Fitch and Moody’s. A downgrade, withdrawal or negative watch/outlook of our financial strength ratings could severely limit or prevent our insurance subsidiaries from writing new insurance policies or renewing existing insurance policies, which could have a material adverse effect on our results of operations and financial condition. A downgrade, withdrawal or negative watch/outlook of White Mountains’ or our creditworthiness ratings could limit our ability to raise new debt or make new debt more costly and/or have more restrictive conditions.  See “Brokers, agents or policyholders may react negatively to the announcement of the Runoff Transaction.” in this Section 1A of this Form 10-Q.

There is no certainty that the Runoff Transaction will close.

Consummation of the sale of the Company’s Runoff Business pursuant to the Stock Purchase Agreement is subject to conditions, such as regulatory approval, that are outside of the control of the parties. There can be no assurance as to whether or when such conditions may be satisfied and a closing would occur.

Brokers, agents or policyholders may react negatively to the announcement of the Runoff Transaction.

Following OneBeacon’s announcement of the Runoff Transaction, A.M. Best, Fitch, Moody’s and Standard & Poor’s each issued a press release regarding the ratings implications. A.M. Best placed the subsidiaries being sold in the Runoff Transaction (the “Runoff Subsidiaries”) under review with negative implications; Fitch placed the Runoff Subsidiaries on credit watch negative; and Moody’s assigned a negative outlook. Standard & Poor’s downgraded and subsequently, at the request of OneBeacon, withdrew its rating on the Runoff Subsidiaries. All four ratings agencies affirmed the ratings of the Ongoing Subsidiaries with stable Outlook.

The Runoff Subsidiaries have been underwriting specialty policies, and they will continue to do so up until the closing of the Runoff Transaction and for a limited time following the closing through a fronting and reinsurance agreement with Armour. It is possible that certain brokers, agents or policyholders dealing with specialty policies underwritten by the Runoff Subsidiaries could determine that the Runoff Subsidiaries no longer meet their placement standards and could cease placing business with the Runoff Subsidiaries. While the Company believes that the Runoff Subsidiaries’ financial strength is robust notwithstanding the Runoff Transaction, it intends to take various steps to provide assurances to the Runoff Subsidiaries’ brokers, agents and policyholders. However, there is no assurance that the Runoff Subsidiaries will be successful in continuing to underwrite the specialty business on an interim basis, which may have an adverse impact on the Company.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 22, 2007, the Company’s board of directors authorized the Company to repurchase up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the three and twelve months ended September 30, 2012, no shares were repurchased. As of September 30, 2012, $87.7 million remained authorized for share repurchases.

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
101.1***

The following financial information from OneBeacon Insurance Group, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Comprehensive Income, Three and Nine Months Ended September 30, 2012 and 2011; (iii) Consolidated Statements of Common Shareholders’ Equity, Nine Months Ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

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

OneBeacon Insurance Group, Ltd.

	By:	/s/ PAUL H. MCDONOUGH
Paul H. McDonough
Date: October 30, 2012		Acting Chief Accounting Officer