Form 10-K
period 2012-12-31
OneBeacon Insurance Group, Ltd.
filed 2013-02-28
CIK 1369817

Use these links to rapidly review the document

ONEBEACON INSURANCE GROUP, LTD. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting shares (based on the closing price of Class A common shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2012, was $294,962,046.
As of February 25, 2013, 23,631,441 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.
         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual General Meeting of Members scheduled to be held May 22, 2013 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

PART I
ITEM 1.    BUSINESS
Overview
OneBeacon Insurance Group, Ltd. (the Company or the Registrant), an exempted Bermuda limited liability company, through its subsidiaries (collectively, OneBeacon, we, us, or our) is a specialty property and casualty insurance writer that offers a wide range of insurance products through independent agencies, regional and national brokers, wholesalers and managing general agencies. As a specialty underwriter, we believe that we will generate superior returns as compared to an underwriter that takes a more "generalist" underwriting approach and that our knowledge regarding specialized insurance products, targeted industries, classes of business, and risk characteristics provides us with a competitive edge when determining the terms and conditions on individual accounts. Our products relate to professional liability, marine, energy, entertainment, sports and leisure, excess property, environmental, group accident, property and inland marine, public entities, technology, surety, and tuition refund. Additionally, we wrote collector car and boat insurance through an exclusive underwriting agreement with Hagerty Insurance Agency (Hagerty) that was terminated effective January 1, 2013. See Collector Cars and Boats in "Insurance Operations—Specialty Products" below.
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of seven underwriting operating segments representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. The Specialty Industries segment is comprised of six underwriting operating segments representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and our intermediate subsidiaries, as well as operations associated with personal lines business that we sold in 2010 (see Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions").
Previously, we reported our insurance operations through a Specialty Insurance Operations segment and an Other Insurance Operations segment. The former Specialty Insurance Operations segment was comprised of twelve underwriting operating segments that were aggregated into a single reportable segment, with supplemental disclosures of three major underwriting units for financial reporting: MGA Business, Specialty Industries and Specialty Products. The former Other Insurance Operations segment consisted of substantially all operations classified as discontinued operations as of December 31, 2012, including AutoOne, other run-off business, and certain purchase accounting adjustments relating to the run-off business and the OneBeacon Acquisition (defined below). Prior periods have been reclassified to conform to the current presentation.
OneBeacon was acquired by White Mountains Insurance Group, Ltd. (White Mountains) from Aviva plc (Aviva) in 2001 (the OneBeacon Acquisition). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of our common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2012, White Mountains owned 75.2% of our common shares.
Our headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. Our U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
OneBeacon has assets, liabilities and capital related to non-specialty business that it no longer writes, principally non-specialty commercial lines and certain other run-off business, including nearly all of its asbestos and environmental reserves (Runoff Business). On October 17, 2012, OneBeacon entered into a definitive agreement to sell the Runoff Business, including various insurance subsidiaries holding runoff loss reserves for the Runoff Business (Runoff Subsidiaries), to Trebuchet U.S. Holdings, Inc. (Trebuchet), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, Armour), to support the separation and transfer of the Runoff Business to Armour (the Runoff Transaction). Upon completion of the Runoff Transaction, which is expected to occur in the second half of 2013 subject to regulatory approval, OneBeacon will be focused exclusively on specialty business. See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions" for a description of the Runoff Transaction.
At December 31, 2012 and 2011, OneBeacon had $5.4 billion and $5.8 billion of total assets and $1.0 billion and $1.1 billion of common shareholders' equity, respectively. OneBeacon wrote $1.2 billion, $1.1 billion and $1.2 billion in net written premiums in 2012, 2011 and 2010, respectively.

The following table presents the financial strength ratings assigned to our principal insurance operating subsidiaries which support our ongoing specialty insurance operations (Ongoing Subsidiaries) as well as our Runoff Subsidiaries, as of February 28, 2013:

	A.M. Best(1)	Standard & Poor's(2)	Moody's(3)	Fitch(4)
Ongoing Subsidiaries:
Ratings	"A" (Excellent)	"A-" (Strong)	"A2" (Good)	"A" (Strong)
Outlook	Stable	Stable	Stable	Stable

Runoff Subsidiaries:(5)
Ratings	"A" (Excellent)	Unrated	"A2" (Good)	"A" (Strong)
Outlook	Under Review - Negative	N/A	Negative	Rating Watch - Negative
_______________________________________________________________________________

(1)	"A" is the third highest of sixteen financial strength ratings assigned by A.M. Best Company (A.M. Best).

(2)	"A-" is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor's Financial Services, LLC (Standard & Poor's).

(3)	"A2" is the sixth highest of twenty-one financial strength ratings assigned by Moody's Investor Service (Moody's).

(4)	"A" is the sixth highest of nineteen international financial strength ratings assigned by Fitch Ratings (Fitch).

(5)
Following OneBeacon's announcement of the Runoff Transaction, A.M. Best, Fitch, Moody's and Standard & Poor's each issued a press release regarding the ratings implications. A.M. Best placed the Runoff Subsidiaries under review with negative implications; Fitch placed the Runoff Subsidiaries on credit watch negative; and Moody's assigned a negative outlook. Standard & Poor's downgraded and subsequently, at the request of OneBeacon, withdrew its rating on the Runoff Subsidiaries. All four ratings agencies affirmed the ratings of the Ongoing Subsidiaries with stable Outlook. The above table summarizes the ratings related to the entities supporting the Ongoing Subsidiaries and, separately the Runoff Subsidiaries.

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
We write both property insurance and casualty insurance. Property insurance generally covers the financial consequences of accidental losses to the insured's property, such as a business's building, inventory and equipment or personal property.

Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party. Premiums from ocean and inland marine, private passenger auto, fire and allied lines, and certain commercial multiple peril policies generally represent our property lines of business, and claims from such business are typically reported and settled in a relatively short period of time. Premiums from general liability, commercial and personal auto liability and certain commercial multiple peril policies generally represent our casualty lines of business, and claims from such business can take years, even decades, to settle. Our Specialty Products and Specialty Industries segments each write business in both the property and casualty lines, as well as other lines of business such as credit and accident insurance.
We believe that our various lines of business generally fall into three major categories, which are reflective of how we view the primary risk classification associated with each line: property lines, casualty lines, and other lines. Net written premiums by line of business for the years ended December 31, 2012, 2011 and 2010 consist of the following:

	Year ended December 31,
	2012	2011	2010(1)
Insurance operations by line of business	($ in millions)
Property Lines:
Ocean and Inland Marine	$214.2	$210.7	$208.6
Private Passenger Auto	99.7	92.8	87.1
Commercial Multiple Peril and Auto	52.7	39.7	31.5
Fire and Allied	50.5	57.7	57.4
Total Property Lines	417.1	400.9	384.6
Casualty Lines:
General Liability	418.1	372.7	356.6
Automobile Liability	74.8	63.9	55.0
Workers Compensation	71.9	50.8	42.4
Other Casualty	38.2	30.7	25.4
Total Casualty Lines	603.0	518.1	479.4
Other Lines(2)	159.1	143.7	124.0
Total insurance operations line of business	$1,179.2	$1,062.7	$988.0
_______________________________________________________________________________
(1) Excludes $179.7 million in net written premiums associated with personal lines that were sold in 2010, which are included in the Investing, Financing and Corporate segment.

(2)	Includes Group Accident & Health and Credit insurance products.
We derive substantially all of our revenues from earned premiums, investment income, and net realized and unrealized investment gains and losses on investment securities. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time normally elapses between the receipt of insurance premiums and the payment of insurance claims. During this time, we invest the premiums, earn investment income, and generate net realized and unrealized gains and losses on investment activities.
Insurance companies incur a significant amount of their total expenses from policyholder losses, which are commonly referred to as claims. In settling policyholder losses, various loss adjustment expenses (LAE) are incurred such as insurance adjusters' fees and litigation expenses. Loss and LAE are categorized by the year in which the claim is incurred, or “accident year.” In the following calendar years, as we increase or decrease our estimate for the ultimate loss and LAE for claims incurred in prior accident years, we will record favorable or adverse “loss reserve development” which is recorded in the current period. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including their employees' compensation and benefits. The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company's combined ratio, under accounting principles generally accepted in the United States (GAAP), is calculated by adding the ratio of incurred loss and LAE to earned premiums (the loss and LAE ratio) and the ratio of policy acquisition and other underwriting expenses to earned premiums (the expense ratio). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. However, when considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can be profitable.

Insurance Business
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of seven underwriting operating segments representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. The Specialty Industries segment is comprised of six underwriting operating segments representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and our intermediate subsidiaries, as well as operations associated with personal lines business that we sold in 2010 (see Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions"). See Note 12—"Segment Information" in the accompanying consolidated financial statements.
Our net written premiums by segment for the years ended December 31, 2012, 2011 and 2010 consist of the following:

	Year ended December 31,
	2012	2011	2010(1)
	($ in millions)
Specialty Products	$630.9	$571.2	$556.8
Specialty Industries	548.3	491.5	431.2
Total	$1,179.2	$1,062.7	$988.0
_______________________________________________________________________________
(1) Excludes $179.7 million in net written premiums associated with personal lines that were sold in 2010, which are included in the Investing, Financing and Corporate segment.
Specialty Products
For the years ended December 31, 2012, 2011 and 2010, our Specialty Products segments net written premiums by underwriting operating segment were as follows:

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Professional Insurance	$340.7	$314.9	$320.7
Collector Cars and Boats	179.7	166.6	153.3
Tuition Reimbursement	65.1	60.6	59.7
Other Specialty Products	45.4	29.1	23.1
Total Specialty Products	$630.9	$571.2	$556.8
A description of business written by each underwriting operating segment in the Specialty Products segment follows:

OneBeacon Professional Insurance (Professional Insurance)
Professional Insurance specializes in professional liability product solutions for a specialized customer base, including hospitals, managed care organizations, long-term care facilities, medical facilities, physician groups, media organizations, lawyers, design professionals, financial services and technology providers. Additionally, Professional Insurance provides employment practices liability, management liability and other tailored products for complex organizations including health care provider excess insurance and HMO reinsurance. General liability, property and workers compensation coverages are also available for financial institutions. Professional Insurance policies are primarily issued on a "claims made" basis, which generally covers claims that are made against an insured during the time period when a liability policy is in effect, regardless of when the event causing the loss occurred. This coverage differs from “claims occurrence” basis policies, which generally cover losses on events that occur during a period specified in the policy, regardless of when the claim is reported.
Collector Cars and Boats
Through our exclusive partnership with Hagerty, we offered tailored coverages for collectible vehicles and wooden boats, automotive museums and restoration shops. Notable features included agreed value for the insured vehicle or boat, flexible usage, and overseas shipping/foreign touring coverage—supported by in-house claims expertise. In January 2013, OneBeacon and Hagerty terminated their relationship and we sold to Markel Corporation, Essentia Insurance Company (“Essentia”), an indirect wholly-owned subsidiary that wrote the Hagerty collector car and boat business. We anticipate recognizing a pre-tax gain on sale of approximately $23.0 million ($15.0 million after tax) in the first quarter of 2013. For the years ended December 31, 2012, 2011 and 2010, business written through Hagerty generated net written premiums of approximately 15%, 16% and 13%, respectively, of our consolidated net written premiums.
Tuition Reimbursement
A.W.G. Dewar, Inc. (Dewar) has been a leading provider of tuition reimbursement insurance since 1930. Dewar's product, classified as credit insurance, protects both schools and parents from the financial consequences of a student's withdrawal or dismissal from school. We own approximately 82% of Dewar.
Other Specialty Products
OneBeacon Specialty Property (Specialty Property)
Specialty Property provides excess property and inland marine solutions that augment primary policies or provide coverage in excess of self-insured retentions. Target classes of business include apartments and condominiums, commercial real estate, small-to-medium manufacturing, retail/wholesale, education and public entities. Specialty Property products are provided primarily through surplus lines wholesalers.
OneBeacon Excess and Surplus (Excess and Surplus)
Excess and Surplus was established in July 2010 to support our current businesses and write selectively in the excess and surplus market. Excess and Surplus includes OneBeacon Environmental, which specializes in environmental risk solutions designed to address a variety of exposures for a broad range of businesses, including multiline casualty placements for the environmental industry. The product suite includes commercial general liability, contractors environmental liability, professional services liability, environmental premises liability, products pollution liability, follow-form excess and commercial auto.
OneBeacon Program Group (Programs)
Formed in 2012, Programs provides a full range of multi-line package insurance solutions for select specialty programs overseen by dedicated agencies that perform all policy administration functions. Products are available on an admitted and nonadmitted basis. Programs works primarily with managing general agents and managing general underwriters, commonly referred to as program administrators.
OneBeacon Surety Group (Surety)
Formed in 2012, Surety offers a broad range of commercial, custom and miscellaneous surety bonds targeting middle-market, Fortune 2500 companies written through a network of independent agencies, brokers and wholesalers. Business is serviced through eight regions throughout the United States.
Specialty Industries
For the years ended December 31, 2012, 2011 and 2010, our Specialty Industries segment's net written premiums by underwriting operating segment were as follows:

	Year ended December 31,
	2012	2011	2010
	($ in millions)
International Marine Underwriters	$160.1	$180.0	$188.9
Technology	121.0	94.3	75.3
Accident	102.0	86.8	66.9
Entertainment	71.4	61.2	56.2
Other Specialty Industries	93.8	69.2	43.9
Total Specialty Industries	$548.3	$491.5	$431.2

A description of business written by each underwriting operating segment in OneBeacon's Specialty Industries segment follows:
International Marine Underwriters (IMU)
IMU traces its roots to the early 1900s, and offers a full range of ocean and inland marine insurance solutions. Ocean marine products include, but are not limited to, commercial hull and marine liabilities at both the primary and excess levels; ocean and air cargo with coverage extensions such as inland transit, warehousing and processing; yachts; and several marine “package” products with comprehensive property, auto and liability coverage. Inland marine solutions include builders' risks, contractors' equipment, energy, installation floaters, fine arts, motor truck cargo, transportation, miscellaneous articles floaters, warehousemen's legal liability and other inland marine opportunities. During 2012, we merged the Property Inland Marine underwriting unit into our IMU underwriting segment.
OneBeacon Technology Insurance (Technology)
Our Technology underwriting operating segment provides insurance solutions for specific technology industries including: infotech, medtech, telecommunications, electronic manufacturing, integration contractors, instrument manufacturers and clean tech/solar. Tailored products and coverages include property, general liability, business auto, commercial umbrella, workers compensation, international, technology errors or omissions, data privacy and communications liability. Specialized technology insurance expertise, innovation and service are delivered through dedicated underwriting, risk control and claims staff.
OneBeacon Accident Group (Accident)
Our Accident underwriting operating segment focuses on analyzing and developing unique accident solutions for the transportation industry and corporate accident marketplace, while also developing specialized accident insurance programs. Our Accident product suite includes accidental death and dismemberment, occupational accident, sports accident, non-truckers liability, vehicle physical damage and other accident coverages. Accident also provides employers and affinity groups with access to services including a discounted prescription drug program, identity theft management services and travel assistance services.
Other Specialty Industries
OneBeacon Entertainment (Entertainment)
Entertainment provides specialized commercial insurance, including professional liability protection, for the entertainment, sports and leisure industries. Coverages include film and television portfolio, producers portfolio, theatrical package, event cancellation, premises liability, event liability and participant liability.
OneBeacon Government Risks (Government Risks)
Government Risks provides solutions for mid-sized municipalities and counties, special districts including water and sanitation, non-rail transit authorities and other publicly funded agencies. Government Risks products cover property and casualty risks, employment practices liability and professional liability for law enforcement and public officials. Government Risks products are offered on a fully insured, deductible, self-insured retention or assumed reinsurance basis.
OneBeacon Energy Group (Energy)
Energy, a business we decided to exit (except for certain inland marine accounts that will be transferred into our IMU underwriting operating segment) commencing in the fourth quarter of 2012, focused on middle-market upstream and midstream conventional energy businesses, alternative and renewable energy producers, alternative fuel producers and related service and manufacturing enterprises. Energy offered a full array of property, inland marine and casualty insurance, including property damage, boiler and machinery breakdown, general liability, auto liability and umbrella liability. Energy did not offer offshore energy products.

Geographic Concentrations
Substantially all of our net written premiums are derived from business produced in the United States. For the years ended December 31, 2012, 2011 and 2010, business was produced in the following states:

	Year ended December 31,
	2012	2011	2010(2)
California	15.9%	13.9%	13.4%
New York	9.4	9.3	8.8
Texas	7.3	6.8	6.7
Florida	5.1	5.0	5.6
District of Columbia	4.6	3.8	2.4
Massachusetts	3.7	4.5	5.0
Other(1)	54.0	56.7	58.1
Total	100.0%	100.0%	100.0%
_______________________________________________________________________________

(1)	No other individual state is greater than 5% of net written premiums for the years ended December 31, 2012, 2011 and 2010.

(2)	Excludes net written premiums associated with personal lines that were sold in 2010.
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
We protect the integrity of our franchise value by selectively appointing distribution partners that demonstrate business and industry knowledge and geographic profiles that align with our target markets and specialized capabilities. We believe in the added value provided by independent distribution partners as they conduct more complete assessments of their clients' needs, which result in more appropriate coverages and prudent risk management. We also believe that independent insurance agencies and brokers will continue to be a significant force in overall industry premium production.
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
Competition
Property and casualty insurance is highly competitive. Our businesses each compete against a different subset of companies. In general terms, we compete in one or more of our businesses with most of the large multi-line insurance companies, such as ACE, AIG, Chubb Group, CNA, Liberty Mutual, Travelers and Zurich Insurance Group. We also compete with most of the specialty companies, such as Allied World Assurance Company, HCC Insurance Holdings, Inc., Ironshore Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. Lastly, we compete in certain of our businesses with various local and regional insurance companies.

The more significant competitive factors for most insurance products we offer are price, product terms and conditions, agency and broker relationships, and claims service. Our underwriting principles and dedication to independent distribution partners are unlikely to make us the low-cost provider in most markets. While it is often difficult for insurance companies to differentiate their products, we believe that providing superior specialty products to satisfy market needs and relying on agents and brokers who value our targeted expertise, superior claims service, and disciplined underwriting, establishes a competitive advantage. The continued existence of carriers operating with lower cost structures places ongoing pressure on our pricing and terms and conditions, which may impact our ability to compete.
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
Claims operations are organized into ongoing claims and run-off claims, with specific claims resources supporting the respective operations. This approach allows us to better identify and manage claims handling costs. In addition, a shared claims service unit manages costs related to all claims staff and vendors. We have adopted a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claims payments, enabling us to lower the sum of the three. This approach requires the utilization of a considerable number of conventional metrics to monitor the effectiveness of various programs implemented to lower total loss costs. We utilize the metrics to guard against implementation of expense containment programs that will cost us more than we expect to save.
Our claims department utilizes a claims workstation to record reserves, payments and adjuster activity and, with support from expert tools, assists each claim handler in identifying recovery potential, estimating property damage, evaluating claims and identifying fraud. Our commitment and performance in fighting insurance fraud has reduced claim costs and aided law enforcement investigations.
Catastrophe Risk Management and Reinsurance Protection
In the normal course of our business, we purchase reinsurance from high-quality, highly rated, third-party reinsurers in order to minimize loss from large losses or catastrophic events.
The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to our operating results and financial position. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in the area affected by the event as well as the severity of the event. We use models (primarily AIR Worldwide (AIR) version 12) to estimate the probability of the occurrence of a catastrophic event as well as potential losses under various scenarios. We use this model output in conjunction with other data to manage our exposure to catastrophe losses through individual risk selection and by limiting our concentration of insurance written in catastrophe-prone areas such as coastal regions. In addition, we impose wind deductibles on existing coastal windstorm exposures.
We seek to further reduce our potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective May 1, 2012, we renewed our property catastrophe reinsurance program through April 30, 2013. The program provides coverage for our property business as well as certain acts of terrorism. Under the program, the first $25.0 million of losses resulting from any single catastrophe are retained and the next $155.0 million of losses resulting from the catastrophe are reinsured in three layers, although we retain a co-participation of 55% of losses from $25.0 million to $40.0 million, 15% of losses from $40.0 million to $80.0 million, and 10% of losses from $80.0 million to $180.0 million. Any loss above $180.0 million would be retained in full. In the event of a catastrophe, our property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. We anticipate that the $180.0 million limit is sufficient to cover Northeast windstorm losses with a modeled 0.4% probability of occurrence (1-in-250-year event). This $180.0 million limit was reduced from the $225.0 million limit that our previous catastrophe reinsurance program provided, as a result of lower catastrophe exposure as a specialty-focused company.
In addition to the corporate catastrophe reinsurance protection that we secure, we may also purchase dedicated reinsurance protection for specific businesses. In 2012, we purchased insurance to protect our collector car and boat business from catastrophic losses. This treaty covered losses in excess of $2.5 million up to $25 million in two layers. The first layer, $2.5 million in excess of $2.5 million carried a 5% co-participation. The company held a 20% co-participation on the second layer, $20 million in excess of $5 million. Catastrophe losses above $25 million are retained by the company in full. Reinstatement premiums are paid if the coverage is attached.
We also purchase a per occurrence treaty for IMU that protects against large occurrences, whether a single large claim or a catastrophe. The IMU treaty attaches at $2 million per occurrence. Coverage is provided up to $60 million. The first layer of the marine treaty is $5 million in excess of $2 million, with an annual aggregate deductible of $1.5 million for large losses and $5 million for catastrophes losses. For losses in the layer $10 million excess of $50 million, the company retains half of the loss. The portion of loss above $60 million is retained in full by the company. Reinstatement premiums are paid in full or in part depending on the layer and the occurrence if the coverage is attached. Losses retained under both the collector car and marine reinsurance treaties are subject to the corporate catastrophe treaty.
We also purchase property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10.0 million up to $100.0 million. Individual risk facultative reinsurance may be purchased above $100.0 million where we deem it appropriate. Under the property-per-risk program, we retain a co-participation of 10% for losses in excess of $20.0 million up to $50.0 million and a co-participation of 20% for losses in excess of $50.0 million. The property-per-risk program also provides one limit of reinsurance protection for losses in excess of $10.0 million up to $100.0 million on an individual risk basis for foreign terrorism losses. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.
We also maintain a casualty reinsurance program that provides protection for individual policies involving general liability, automobile liability, professional liability or umbrella liability. Our healthcare professional liability treaty covers losses in excess of $5.0 million up to $20.0 million in two layers. The first layer, $5.0 million excess of $5.0 million has a 20% co-participation. All other casualty business is covered in a separate treaty covering losses in excess of $5.0 million up to $21.0 million. This treaty has a 22.5% co-participation in the first layer ($6.0 million excess of $5.0 million) and a 10% co-participation in the second layer of $10.0 million excess of $11.0 million. We purchase a treaty to protect against large workers compensation losses that covers 100% of the loss in excess of $1.0 million up to $10.0 million per person. In addition, for casualty losses involving more than one insured, we maintain a dedicated treaty that covers up to $40.0 million in excess of a $10.0 million retention.
Our property catastrophe reinsurance program does not cover property losses resulting from any nuclear events or biological, chemical or radiological terrorist attacks or losses resulting from acts of terrorism as defined under the Terrorism Risk Insurance Act of 2002 (the Terrorism Act, or TRIA), as amended, committed by an individual or individuals acting on behalf of any foreign person or foreign interest, as well as domestic acts of terrorism. See "Business—Terrorism" below.
Reinsurance contracts do not relieve us of our obligation to our policyholders. Therefore, collectibility of balances due from reinsurers is critical to our financial strength. See Note 4—"Third-Party Reinsurance" of the accompanying consolidated financial statements.
Terrorism
Since the terrorist attacks of September 11, 2001, we have sought to mitigate the risk associated with any future terrorist attacks by limiting the aggregate insured value of policies in geographic areas with exposure to losses from terrorist attacks. This is accomplished by either limiting the total insured values exposed, or, where applicable, through the use of terrorism exclusions.
In December 2007, the U.S. government extended the Terrorism Act until December 31, 2014. The Terrorism Act established a federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry's aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year's direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this "backstop," primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.
We estimate our individual retention level for commercial policies subject to the Terrorism Act to be approximately $100 million in 2013. The federal government will pay 85% of covered terrorism losses that exceed our or the industry's retention levels in 2013, up to a total of $100 billion.

Our current property and casualty catastrophe reinsurance programs provide coverage for both "certified" and "non-certified" events as defined under the Terrorism Act provided such losses are not the result of a nuclear, biological, chemical or radiological terrorist attack, or for "certified" acts committed by an individual or individuals acting on behalf of any foreign person or foreign interest. See "Business—Catastrophe Risk Management and Reinsurance Protection" above.
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
The following table summarizes our loss and LAE reserve activities for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Gross beginning loss and LAE reserve	$3,358.6	$3,295.5	$3,934.8
Less beginning reinsurance recoverable on unpaid losses	(2,167.5)	(1,893.2)	(2,192.9)
Net beginning loss and LAE reserves	1,191.1	1,402.3	1,741.9
Loss and LAE incurred relating to:
Current year losses	657.4	578.1	721.6
Prior year losses	(7.4)	(29.8)	(36.0)
Total incurred loss and LAE from continuing operations	650.0	548.3	685.6
Loss and LAE paid relating to:
Current year losses	(224.6)	(216.9)	(285.2)
Prior year losses	(340.5)	(306.3)	(369.6)
Total loss and LAE payments from continuing operations	(565.1)	(523.2)	(654.8)
Net loss and LAE reserves	1,276.0	1,427.4	1,772.7
Total incurred loss and LAE from discontinued operations	48.4	89.5	244.6
Total loss and LAE payments from discontinued operations	(220.8)	(261.1)	(384.0)
Net loss and LAE reserves	1,103.6	1,255.8	1,633.3
Net loss and LAE reserves reclassified to held for sale(1)	(147.1)	(64.7)	—
Net loss and LAE reserves sold(2)	(63.8)	—	(231.0)
Net ending loss and LAE reserves	892.7	1,191.1	1,402.3
Plus ending reinsurance recoverable on unpaid losses	107.3	2,167.5	1,893.2
Gross ending loss and LAE reserves	$1,000.0	$3,358.6	$3,295.5
_______________________________________________________________________________

(1)
During the year ended December 31, 2012, $211.8 million of net loss and LAE reserves related to the Runoff Business were reclassified to held for sale and $64.7 million of net loss and LAE reserves related to the AutoOne Transaction were reclassified from held for sale. In the year ended December 31, 2011, $64.7 million of net loss and LAE reserves related to the AutoOne Transaction were reclassified to held for sale.

(2)
During the year ended December 31, 2012, $63.8 million of net loss and LAE reserves related to the AutoOne Transaction were sold. During the year ended December 31, 2010, $231.0 million of net loss and LAE reserves related to the Personal Lines Transaction (as defined in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Transactions") were sold.

The following information presents (1) our reserve development over the preceding 10 years and (2) a reconciliation of reserves on a regulatory basis to reserves determined in accordance with GAAP, as prescribed by Securities Act Industry Guide No. 6.
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
Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency (the average number of claims submitted per policy during a given period of time) and severity (the average value of claims submitted per policy during a given period of time) patterns, becomes known. Section IV shows the cumulative net (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2012. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2012. Section VI shows the cumulative gross (deficiency)/redundancy representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2012.

	Loss and LAE(1), (2) Year ended December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	($ in millions)
I. Liability for unpaid loss and LAE:
Gross balance	78.9	130.3	211.4	376.7	436.1	480.2	627.1	702.1	835.1	868.5	1,000.0
Less reinsurance recoverable on unpaid loss and LAE	(12.0)	(15.7)	(14.5)	(46.8)	(30.6)	(24.3)	(49.6)	(43.8)	(53.6)	(61.6)	(107.3)
Net balance	66.9	114.6	196.9	329.9	405.5	455.9	577.5	658.3	781.5	806.9	892.7
II. Cumulative amount of net liability paid through:
1 year later	32.5	48.7	58.1	126.8	96.6	97.8	154.8	219.4	306.3	339.0
2 years later	49.0	62.3	76.6	168.7	132.3	159.4	235.2	357.0	474.4
3 years later	55.8	74.3	95.4	185.4	167.2	197.3	294.4	436.3
4 years later	61.2	81.2	101.2	205.1	183.9	230.3	331.4
5 years later	64.5	82.5	105.0	214.1	195.3	244.7
6 years later	65.0	84.1	106.6	218.7	199.6
7 years later	65.9	84.5	106.9	221.4
8 years later	66.3	84.3	108.7
9 years later	66.0	82.8
10 years later	64.5
III. Net liability re-estimated as of:
1 year later	74.7	109.7	179.9	325.9	308.1	391.1	492.9	630.2	751.7	799.5
2 years later	67.9	102.3	152.4	269.6	267.8	335.4	459.3	595.8	743.8
3 years later	69.3	100.0	128.1	243.1	243.2	318.8	416.1	589.6
4 years later	69.5	91.7	119.1	238.8	227.1	297.4	413.5
5 years later	68.1	87.2	118.2	228.8	224.8	294.3
6 years later	67.6	86.2	111.8	229.5	221.6
7 years later	67.3	86.3	110.1	230.2
8 years later	67.4	86.1	111.2
9 years later	66.9	84.5
10 years later	65.3
IV. Cumulative net redundancy	$1.6	$30.1	$85.7	$99.7	$183.9	$161.6	$164.0	$68.7	$37.7	$7.4
Percent redundant	2.4%	26.2%	43.5%	30.2%	45.4%	35.4%	28.4%	10.4%	4.8%	0.9%
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross unpaid loss and LAE latest re-estimate	$71.2	$107.9	$130.8	$305.7	$251.2	$328.4	$458.6	$629.5	$787.2	$843.8
Reinsurance recoverable latest re-estimate	(5.9)	(23.4)	(19.6)	(75.5)	(29.6)	(34.1)	(45.1)	(39.9)	(43.4)	(44.3)
Net unpaid loss and LAE latest re-estimate	$65.3	$84.5	$111.2	$230.2	$221.6	$294.3	$413.5	$589.6	$743.8	$799.5
VI. Cumulative gross redundancy	$7.7	$22.4	$80.6	$71.0	$184.9	$151.8	$168.5	$72.6	$47.9	$24.7
Percent redundant	9.8%	17.2%	38.1%	18.8%	42.4%	31.6%	26.9%	10.3%	5.7%	2.8%
_______________________________________________________________________________

(1)
The 10-year table is reflective of activity related to our loss and LAE reserves from Specialty Products and Specialty Industries and excludes the purchase accounting adjustments for the OneBeacon Acquisition or the effect of any reserve activity from the affiliate quota share agreements. Affiliate quota shares refer to two quota share reinsurance agreements we entered into with subsidiaries of White Mountains primarily for White Mountains' capital management purposes. These agreements were commuted in the fourth quarter of 2006 in connection with our initial public offering. The 10-year table also excludes the Runoff Business and AutoOne, which have been presented as discontinued operations in the statements of operations for all periods presented. For purposes of the 10-year table, loss and LAE reserves, and the related reinsurance recoverable on unpaid loss and LAE, related to the Runoff Business and AutoOne have been excluded for all periods presented to conform to the presentation of assets and liabilities associated with the Runoff Business and AutoOne, which are presented as held for sale in the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

(2)
The 10-year table also excludes loss and LAE reserves related to the Personal Lines Transaction (as defined in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Transactions"). The net reserves related to this business for the years 2002 through 2009 were as follows: $697.1 million, $627.8 million, $518.3 million, $434.4 million, $386.6 million, $322.5 million, $333.5 million and $315.4 million, respectively. This business was sold in 2010 and therefore, there were no net reserves as of December 31, 2010, 2011 or 2012.

The following table reconciles loss and LAE reserves, excluding the impact of purchase accounting adjustments, determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
	2012	2011	2010
	($ in millions)
Statutory reserves	$2,299.1	$2,604.6	$2,681.7
Reinsurance recoverable on unpaid losses(1)	107.3	61.6	53.6
Runoff Business(2)	(1,406.4)	(1,717.8)	(1,800.1)
AutoOne(3)	—	(64.7)	(77.3)
Other(4)	—	(15.2)	(22.8)
GAAP reserves	$1,000.0	$868.5	$835.1
_______________________________________________________________________________

(1)	Represents adjustments made to add back reinsurance recoverables on unpaid losses related to ongoing specialty business included with the presentation of reserves under statutory accounting.

(2)
Represents loss and LAE reserves related to the Runoff Business which are presented as liabilities held for sale in the December 31, 2012 balance sheet and have been excluded from this table for the prior periods presented to conform to the current presentation. Also includes adjustments made for certain reinsurance recoverables on unpaid losses that have a different presentation for statutory than for GAAP.

(3)
Represents loss and LAE reserves related to AutoOne which are presented as liabilities held for sale in the December 31, 2011 balance sheet and have been excluded from the 10-year table for all periods presented.

(4)
Amounts as of December 31, 2011 and 2010 represent long-term workers compensation loss and LAE reserve discount in excess of statutorily defined discount. As of December 31, 2012, the GAAP discount on long-term workers compensation loss and LAE reserves was equal to the statutorily defined discount.

Investing, Financing and Corporate
Investing, Financing and Corporate primarily consists of investing and financing activities, as well as other assets and liabilities, and general and administrative expenses and interest expense incurred at the holding company level. Also included in this segment for 2010 are the operations associated with personal lines business that we sold in 2010. See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Transactions."
Investing
Overview
Invested assets are not allocated to our Specialty Products or Specialty Industries reportable segments since we do not manage our assets by segment. Invested assets, net investment income, and net realized and change in unrealized investment gains (losses) related to our Specialty Products and Specialty Industries segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments.
Our traditional investment philosophy is to maximize our after tax risk-adjusted return while taking prudent levels of risk and maintaining a diversified portfolio. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally.
Our investment portfolios are managed under agreements with White Mountains Advisors LLC (WM Advisors), a registered investment advisor that is owned by White Mountains, and Prospector Partners, LLC (Prospector), a primary registered investment advisor. See Note 15—"Related Party Disclosures" of the accompanying consolidated financial statements. Our investment portfolio mix as of December 31, 2012 consisted in large part of high quality, short duration fixed maturity investments and short-term investments, as well as equity investments which are comprised of common stock, convertible fixed maturity securities and other investments such as hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible fixed maturity securities, and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.

Fixed Income and Other Investments
WM Advisors, along with any sub-advisors they may engage, manages our fixed income portfolio, which includes both fixed maturity and short-term investments, and our other investments portfolio which primarily consists of hedge funds and private equity funds. WM Advisors' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. WM Advisors generally manages the interest rate risk associated with holding fixed maturity investments by actively maintaining the average duration of the portfolio to achieve an adequate after tax total return without subjecting the portfolio to an unreasonable level of interest rate risk.
Common Equity Securities and Convertible Fixed Maturity Securities
Prospector is the primary manager of our common equity securities and convertible fixed maturity securities portfolios. Prospector's investment strategy is to maximize risk-adjusted absolute return through investments in a variety of equity, equity-related and convertible fixed maturity instruments. Prospector invests in the United States and other developed markets. Prospector's philosophy is to utilize a bottom-up, value investing approach. Preservation of capital is of the utmost importance.
Financing
Debt and the related interest expense on debt also are not allocated to or managed by segment and are included in the Investing, Financing and Corporate segment.
2012 Senior Notes
In November 2012, OneBeacon U.S. Holdings, Inc. (OBH), an intermediate holding company of OneBeacon, issued $275.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.9% (2012 Senior Notes). The net proceeds from the issuance of the 2012 Senior Notes were used to repurchase OBH's existing outstanding senior notes, the 2003 Senior Notes (as defined below). The 2012 Senior Notes bear an annual interest rate of 4.60%, payable semi-annually in arrears on May 9 and November 9 until maturity on November 9, 2022. OneBeacon Insurance Group, Ltd. provides an irrevocable and unconditional guarantee as to the payment of principal and interest on the 2012 Senior Notes.
2003 Senior Notes
In May 2003, OBH issued $700.0 million face value of senior unsecured debt (2003 Senior Notes) through a public offering, at an issue price of 99.7%. The 2003 Senior Notes had an annual interest rate of 5.875%, payable semi-annually in arrears on May 15 and November 15, and were scheduled to mature on May 15, 2013.
From 2008 through 2011, OneBeacon repurchased and retired a total of $430.1 million of the face value of its 2003 Senior Notes through various transactions. In the fourth quarter of 2012, in connection with the issuance of the 2012 Senior Notes, OBH purchased and retired the remaining $269.8 million aggregate principal amount of outstanding 2003 Senior Notes for $275.9 million, which included $6.1 million related to a make-whole premium. White Mountains had provided an irrevocable and unconditional guarantee as to the payment of principal and interest on the 2003 Senior Notes. This obligation was cancelled as a result of the full retirement of the notes in the fourth quarter 2012.
See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing."
Capital Lease
In December 2011, OneBeacon Insurance Company (OBIC), a wholly-owned insurance operating subsidiary, sold the majority of its fixed assets and capitalized software to OneBeacon Services LLC (OB Services), an indirect wholly-owned subsidiary of the Company. The fixed assets and capitalized software were sold at a cost equal to book value with no gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. (US Bancorp) and Fifth Third Equipment Finance Company (Fifth Third) whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OBIC recorded the sale of the assets with no gain or loss recognized while OB Services has recorded a capital lease obligation. See Note 16—"Commitments and Contingencies" of the accompanying consolidated financial statements.
Corporate
Our Corporate operations consists of the activities of OneBeacon Insurance Group, Ltd. and our intermediate subsidiary holding companies which include OneBeacon U.S. Enterprises Holdings, Inc. (OBEH) and OBH, both U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda. The primary purpose of these entities is to efficiently manage the group's various capital and financing activities.

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
The NAIC has a set of financial relationships or tests known as the Insurance Regulatory Information System (IRIS) to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios (IRIS ratios), each with defined "usual ranges." Generally, regulators will begin to investigate or monitor an insurance company if its IRIS ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue or, in severe situations, assume control of the company. We are not aware that any of our insurance companies are currently subject to regulatory investigation based on these ratios.
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
Many states have laws and regulations that limit an insurer's ability to exit a market. For example, certain states prohibit an insurer from withdrawing from one or more lines of insurance business in the state without the state regulator's approval. State regulators may refuse to approve withdrawal plans on the grounds that they could lead to market disruption, or for other reasons, including political and tax related reasons.
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
We are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture. Our investment portfolio at December 31, 2012 complied with such laws and regulations in all material respects.
One of the primary sources of cash inflows for us and certain of our intermediary holding companies is dividends received from our operating subsidiaries. Under the insurance laws of the jurisdictions under which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. During the year ended December 31, 2012, we, through our top tier regulated operating subsidiaries, distributed $173.1 million to OneBeacon Insurance Group LLC (OneBeacon LLC). Included in this amount, and as part of the internal capital restructuring transactions described in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Transactions," were $114.7 million of dividends, which included the distribution of a regulated insurance subsidiary with a value of $34.0 million, and a return of capital to OneBeacon LLC of $58.4 million.
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
Legislation
The insurance industry is highly regulated at the state level. While the federal government does not directly regulate the insurance business, federal legislation and administrative policies affect the insurance industry. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) created the Federal Insurance Office (FIO) within the Treasury Department, which is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system. In addition, the FIO can recommend changes to state insurance laws and regulations. Although the deadline was in January 2012, the FIO's "Study and Report on the Regulation of Insurance" in the United States has not yet been released. We cannot predict whether the FIO will recommend any changes or whether states will adopt any such changes.
In addition, the Terrorism Act established a federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended in December 2007, the law also covers domestic acts of terrorism. See "Business—Catastrophe Management and Reinsurance Protection" and "—Terrorism". We are actively complying with the requirements of the Terrorism Act in order to ensure our ability to be reimbursed by the federal government for any losses we may incur as a result of future terrorist acts. The Terrorism Act expires in 2014, and there can be no assurance that it will be extended.
The NAIC's 2010 amendment to the Model Insurance Company Holding Company System Regulatory Act (the Model Law) enhances the authority of state insurance regulators in the adopting state to regulate insurers as well as their affiliated entities, on an enterprise risk basis. The amendment to the Model Law requires the ultimate controlling person in an insurer's holding company structure to identify and report to state insurance regulators material risks within the structure that could pose enterprise risk to the insurer. The amendment to the Model Law will need to be adopted by individual state legislatures before they become binding on any given state. States may also deviate from these Model Law revisions as states differ in their approaches on several requirements. We cannot predict whether states will adopt the amendment to the Model Law, or if adopted, whether the amendment will differ from the Model Law.
Environmental
Environmental cleanup of polluted waste sites is subject to both federal and state regulations. Superfund and comparable state statutes govern the cleanup and restoration of waste sites by potentially responsible parties (PRPs). These laws can impose liability for the entire cost of cleanup upon any PRP, regardless of fault. The insurance industry in general is involved in extensive litigation regarding coverage issues arising out of the cleanup of such sites by insured PRPs and as a result has disputed many such claims. From time to time, comprehensive Superfund reform proposals are introduced in Congress, but none has yet been enacted. At this time, it remains unclear as to whether Superfund reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of Superfund related claims. The NICO Cover includes coverage for such exposures at our company, however, there can be no assurance that the coverage provided under the NICO Cover (as defined in Item 1A—"Risk Factors") will ultimately prove to be adequate for our incurred environmental losses.
Bermuda Law
We are an exempted company organized under the Companies Act 1981 of Bermuda (Companies Act). As a result, we are required to comply with the provisions of the Companies Act regulating the payment of dividends and making of distributions from contributed surplus. A company is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that:

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
Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As an exempted company, we may not, without the express authorization of the Bermuda legislature or under a license granted by the Bermuda Minister of Finance, participate in various specified business transactions, including:

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
The following table presents the financial strength ratings assigned to our principal insurance operating subsidiaries which support our ongoing specialty insurance operations (Ongoing Subsidiaries) as well as our Runoff Subsidiaries, as of February 28, 2013:

	A.M. Best(1)	Standard & Poor's(2)	Moody's(3)	Fitch(4)
Ongoing Subsidiaries:
Ratings	"A" (Excellent)	"A-" (Strong)	"A2" (Good)	"A" (Strong)
Outlook	Stable	Stable	Stable	Stable

Runoff Subsidiaries:(5)
Ratings	"A" (Excellent)	Unrated	"A2" (Good)	"A" (Strong)
Outlook	Under Review - Negative	N/A	Negative	Rating Watch - Negative
_______________________________________________________________________________

(1)	"A" is the third highest of sixteen financial strength ratings assigned by A.M. Best Company (A.M. Best).

(2)	"A-" is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor's Financial Services, LLC (Standard & Poor's).

(3)	"A2" is the sixth highest of twenty-one financial strength ratings assigned by Moody's Investor Service (Moody's).

(4)	"A" is the sixth highest of nineteen international financial strength ratings assigned by Fitch Ratings (Fitch).

(5)
Following OneBeacon's announcement of the Runoff transaction, A.M. Best, Fitch, Moody's and Standard & Poor's each issued a press release regarding the ratings implications. A.M. Best placed the Runoff Subsidiaries under review with negative implications; Fitch placed the Runoff Subsidiaries on credit watch negative; and Moody's assigned a negative outlook. Standard & Poor's downgraded and subsequently, at the request of OneBeacon, withdrew its rating on the Runoff Subsidiaries. All four ratings agencies affirmed the ratings of the Ongoing Subsidiaries with stable Outlook. The above table summarizes the ratings related to the entities supporting the Ongoing Subsidiaries and, separately the Runoff Subsidiaries.

Employees
As of December 31, 2012, we employed approximately 1,200 persons. We believe that we have satisfactory relations with our employees.

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
We will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested). Written or telephone requests should be directed to Investor Relations, OneBeacon Insurance Group, Ltd., 601 Carlson Parkway, Minnetonka, MN 55305, (877) 248-8765. Additionally, all such documents are physically available at our registered office at Clarendon House, 2 Church Street, Hamilton, HM 11 Bermuda.
ITEM 1A.    RISK FACTORS
Our business is subject to various risks and uncertainties. Any of the risks described below could materially adversely affect our business, financial condition, and results of operations.
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
We had established gross loss and LAE reserves of $1.0 billion and $3.4 billion as of December 31, 2012 and 2011, respectively. For the years ended December 31, 2012, 2011 and 2010, we recorded favorable loss reserve development of $7.4 million, $29.8 million and $36.0 million, respectively, net of reinsurance, related to the re-estimation of previously established reserves. As of December 31, 2012, $2.1 billion of gross loss reserves were reclassified to liabilities held for sale on the consolidated balance sheet, which are not reflected in the amounts above.
Our reserves are intended to cover future payments, which could be impacted by future changes in calendar year inflation. We have modeled the impact of future inflation on our reserve portfolio, and we estimate that our current reserves would be sufficient to cover adverse development to the 80th percentile of all inflation scenarios. Our principal risk management tools for reserve volatility are to (1) maintain a conservative provision for the loss and loss expense liabilities, (2) test reserve adequacy on a quarterly basis, and (3) purchase excess of loss reinsurance annually to limit potential adverse development on individual claims to our retentions. However, our models could turn out to be inaccurate predictors of inflation, and our risk management tools could be ineffective, with the result that our reserves are inadequate to offset inflation.
If in the future we determine that our reserves are insufficient to cover our actual loss and LAE, we would have to strengthen our reserves, which could have a material adverse effect on our results of operations and financial condition.
For additional information relating to loss and LAE reserve requirements, see "Business—Regulatory Matters." For further discussion of our loss and LAE reserves, including our asbestos and environmental (A&E) reserves, see "Business—Loss and LAE Reserves" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."
Exposure to asbestos or environmental claims could materially adversely affect our results of operations and financial condition.
We have exposure to A&E claims, substantially all of which relate to the Runoff Business and are included in liabilities held for sale on the December 31, 2012 consolidated balance sheet, which may be difficult to estimate. To help protect against potential A&E claims relating to the period prior to 2001, we have a reinsurance contract from National Indemnity Company

(NICO), rated "A++" (Superior, the highest of sixteen financial strength ratings) by A.M. Best and "AA+" (Very Strong, the second highest of twenty-one financial strength ratings) by Standard & Poor's. We refer to this reinsurance contract as the NICO Cover. Under the NICO Cover, we are entitled to recover up to $2.5 billion from NICO for (1) all asbestos claims arising from business written by us in 1992 and prior, (2) all environmental claims arising from business written by us in 1987 and prior, and (3) certain other latent exposures.
In September 2011, we completed a study of our A&E exposures based on experience through 2010. Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion cover issued by NICO. Based on the study, we increased the point estimate of incurred losses ceded to NICO, net of underlying reinsurance, by $121.9 million to $2.3 billion. As of December 31, 2012, we have ceded estimated incurred losses of approximately $2.3 billion to the NICO Cover, leaving remaining protection under the NICO Cover of $198.3 million. Net losses paid totaled $1.5 billion as of December 31, 2012. Due to exclusions in policy language and changes in coverages provided, we do not believe that we have significant exposure to asbestos claims arising from business we wrote after 1992 or to environmental claims arising from business we wrote after 1987.
As of December 31, 2012, we had established gross loss and LAE reserves for asbestos claims of $929.4 million. Approximately 99% of these loss and LAE reserves are covered under reinsurance arrangements. Our net loss and LAE reserves for asbestos claims after giving effect to third-party reinsurance other than the NICO Cover were $602.5 million at December 31, 2012. Our net loss and LAE reserves for asbestos claims after giving effect to both third-party reinsurance and the NICO Cover were $2.4 million at December 31, 2012.
As of December 31, 2012, we had established gross loss and LAE reserves for environmental claims of $233.0 million. Approximately 98% of these loss and LAE reserves are covered under reinsurance arrangements. Our net loss and LAE reserves for environmental claims after giving effect to third-party reinsurance other than the NICO Cover were $125.4 million at December 31, 2012. Our net loss and LAE reserves for environmental claims after giving effect to both third-party reinsurance and the NICO Cover were $6.4 million as of December 31, 2012.
Estimating our exposure to A&E claims is subject to a high degree of uncertainty and final ultimate loss and LAE could exceed the coverage available under our reinsurance arrangements or our net loss and LAE reserves. Policyholders continue to assert new theories of recovery. From time to time, there is proposed state and federal legislation regarding A&E liability, which would also affect our exposure. Although we expect the number of our A&E related claims to decrease over time, there is no assurance that these or other factors may not impact our liability or increase our claims. If we do not have adequate reinsurance protection and if we have not established adequate loss and LAE reserves to cover future claims, our results of operations and financial condition could be materially adversely affected.
Unpredictable catastrophic events could adversely affect our results of operations and financial condition.
We write insurance policies that cover catastrophic events. Our policies cover unpredictable natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, fires, explosions and severe winter weather. Recent event frequency, particularly severe storms, has been high relative to historic standards. Our exposure to hurricanes and earthquakes is the largest natural catastrophe risk to our business. Exposure to damage resulting from a hurricane in the northeastern United States has historically been and remains the largest natural catastrophe exposure for us. We also have exposure to windstorm damage in the United States Atlantic Coast (i.e., Massachusetts to Florida) and the United States Gulf Coast region (i.e., Florida to Texas), as well as a major earthquake in California. In addition, we are exposed to losses from terrorist attacks, such as the attacks on the United States on September 11, 2001.
The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Increases in the value and concentrations of insured property or insured employees, the effects of inflation, and changes in cyclical weather patterns may increase the frequency and severity of claims from catastrophic events in the future. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year and adversely affect our financial condition. Our ability to write new insurance policies could also be impacted as a result of corresponding reductions in our surplus levels.
We seek to manage our exposure to catastrophic losses by tracking our aggregate exposure in high hazard zones, underwriting and pricing our policies to reflect the costs of concentrations, by estimating our PML for many different catastrophe scenarios and by buying reinsurance. To manage and analyze aggregate insured values and PML, we use a variety of tools, including catastrophe modeling software packages. Our estimates of PML are dependent on many variables, including assumptions about the demand surge and storm surge, loss adjustment expenses, insurance-to-value and storm intensity in the aftermath of weather-related catastrophes utilized to model the event and the relationship of the actual event to the modeled event. Accordingly, if our assumptions about these variables are incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our results of operations and financial condition could be materially adversely affected.
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
We are highly dependent on WM Advisors, which is owned by White Mountains, and Prospector, in connection with the management of our investment portfolio. WM Advisors supervises and directs the fixed income and other investments portion of our investment portfolio, and Prospector is the primary supervisor and director of the publicly-traded common equity securities and convertible fixed maturity securities portion of our investment portfolio. We entered into a new investment management agreement with WM Advisors effective October 1, 2010 which replaced the November 2006 agreement and remains in full force and effect until terminated by either party upon sixty (60) days' prior written notice. We entered into a new investment management agreement with Prospector effective March 1, 2011 which replaced the 2006 agreement with substantially the same terms and conditions as the 2006 agreement, including an initial fixed term of three years which may be extended for an additional two year term. If we lose our investment relationship with either of WM Advisors or Prospector, we may not be able to secure an investment advisor or advisors who will produce returns on our investments similar to these produced by WM Advisors and Prospector in the past, or any positive returns at all.
The property and casualty insurance industry is highly competitive and cyclical, and we may not be able to compete effectively in the future.
The property and casualty insurance industry is highly competitive and has historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (soft markets) followed by periods of relatively high prices and more selective underwriting standards (hard markets). Our businesses each compete against a different subset of companies. In general terms, we compete in one or more of our businesses with most of the large multi-line insurance companies, such as ACE, AIG, Chubb Group, CNA, Liberty Mutual, Travelers and Zurich Insurance Group. We also compete with most of the specialty companies, such as Allied World Assurance Company, HCC Insurance Holdings, Inc., Ironshore Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. Lastly, we compete in certain of our businesses with various local and regional insurance companies. Many of our competitors have greater resources than we do and have established long-term and continuing business relationships throughout the insurance industry, which can be a significant competitive advantage for them.
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
Rating agencies periodically evaluate us to confirm that we continue to meet the criteria of the ratings previously assigned to us. Our current financial strength ratings for our operating subsidiaries which are not being transferred as part of the Runoff Transaction (“Ongoing Subsidiaries”) are “A” (Excellent, third highest of sixteen ratings) by A. M. Best, “A-” (Strong, seventh highest of twenty-one ratings) by Standard & Poor's, “A2” (Good, sixth highest of twenty-one ratings) by Moody's and “A” (Strong, sixth highest of nineteen ratings) by Fitch. For our Ongoing Subsidiaries, we currently have a “Stable” outlook from each of A.M. Best, Standard & Poor's, Fitch and Moody's. A downgrade, withdrawal or negative watch/outlook of our financial strength ratings could severely limit or prevent our insurance subsidiaries from writing new insurance policies or renewing existing insurance policies, which could have a material adverse effect on our results of operations and financial condition. See Risk Factors -- “Brokers, agents or policyholders may react negatively to the Runoff Transaction.”
General creditworthiness ratings are used by existing or potential investors to assess the likelihood of repayment on a particular debt issue. We believe that strong creditworthiness ratings are important factors that provide better financial flexibility when issuing new debt or restructuring existing debt. A downgrade, withdrawal or negative watch/outlook of our creditworthiness ratings could limit our ability to raise new debt or make new debt more costly and/or have more restrictive conditions. Following OneBeacon's announcement of the Runoff Transaction, A.M. Best, Fitch, Moody's and Standard & Poor's each issued a press release regarding the ratings implications. A.M. Best placed the Runoff Subsidiaries under review with negative implications; Fitch placed the Runoff Subsidiaries on credit watch negative; and Moody's assigned a negative outlook. Standard & Poor's downgraded and subsequently, at the request of OneBeacon, withdrew its rating on the Runoff Subsidiaries. All four ratings agencies affirmed the ratings of the Ongoing Subsidiaries with stable Outlook.
Our debt and related service obligations could adversely affect our business.
As of December 31, 2012, we had $275.0 million face value of indebtedness. See "Business—Investing, Financing and Corporate—2012 Senior Notes." Our ability to meet our debt and related service obligations, as well as our ability to pay a dividend on our common shares, will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are beyond our control. If the Company or OBH defaults under a separate credit agreement, mortgage, or similar debt agreement with a principal amount greater than $75 million, and such default results in the acceleration of such debt, there is a default under the 2012 Senior Notes which would permit the holders of 25% or more of the 2012 Senior Notes to declare an event of default under the indenture documents resulting in a required repayment of the 2012 Senior Notes. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations, or to repay any accelerated indebtedness as a result of the trigger of the cross acceleration provisions in the indentures of the 2012 Senior Notes. If we do not have enough cash, we may be required to refinance all or part of our existing debt, sell assets, borrow more cash or sell equity. We cannot make assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing".
We could incur additional indebtedness or issue preferred stock, or other hybrid instruments, in the future. To the extent new debt, preferred stock, hybrid instrument, or other obligations are added to our current debt levels, the risks described in the previous paragraph would increase.
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
We are not relieved of our obligations to our policyholders by purchasing reinsurance. We may be unable to recover amounts due under our reinsurance arrangements if our reinsurers choose to withhold payment due to a dispute or other factors beyond our control. We are also subject to credit risk with respect to our reinsurance in the event that a reinsurer is unable to pay amounts owed to us as a result of a deterioration in its financial condition. A number of reinsurers experienced such deterioration in the aftermath of the 2001 terrorist attacks and the active 2005 hurricane season. To mitigate this risk, we annually review and periodically monitor our reinsurers' financial condition and require at the time of purchase of reinsurance that each of our reinsurers holds a rating of at least "A-" (Excellent, the fourth highest of sixteen financial strength ratings) by A.M. Best or the equivalent. While we believe that our reinsurers' financial condition is strong, it is possible that one or more of our reinsurers will be significantly adversely affected by future significant loss or economic events, causing them to be unable to pay amounts owed to us.
Many of our reinsurers are non-U.S. companies and as such are subject to foreign regulations, including Solvency II which regulates insurance firms that operate in the European Union. Solvency II was enacted to reduce the risk that insurers would not be able to pay claims to policyholders as well as promote financial stability through minimum capital and other requirements for the governance, risk management and supervision of insurers. We cannot predict what regulations will be adopted to implement Solvency II nor the impact of such regulation upon our non-U.S. reinsurers, which could affect our ability to obtain reinsurance on terms acceptable to us, or at all.
We are a holding company with no direct operations, and our insurance subsidiaries' ability to pay dividends to us is restricted by law.
As a holding company with no direct operations, we rely on net investment income and dividends and other permitted payments from our subsidiaries to pay our expenses. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, under the insurance laws of the jurisdictions in which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without the prior approval of regulatory authorities. Generally, our regulated operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year statutory surplus, subject to the availability of unassigned funds. During the fourth quarter of 2012, we executed various intercompany reinsurance agreements which, along with other internal capital transactions among our insurance operating subsidiaries, resulted in Atlantic Specialty Insurance Company (ASIC) becoming the lead insurance company for the ongoing specialty business and OBIC becoming the lead insurance company for the Runoff Business. Notwithstanding these restructuring transactions, we continue to manage our statutory capital on a combined basis. Although OBIC remains a top tier regulated insurance operating subsidiary and maintains sufficient statutory capital to support the Runoff Business, the majority of the group's statutory capital is now included in ASIC to support the ongoing specialty business. Since ASIC is a second tier, wholly-owned subsidiary of OBIC, OBIC's ability to pay dividends in 2013 may be dependent on receipt of dividends from ASIC. ASIC’s dividend capacity is impacted by a different formula than the calculation described above and will likely require prior approval by its regulatory authority, which operates in a different jurisdiction than OBIC. At December 31, 2012, ASIC had negative earned surplus and $0.7 billion of statutory surplus.

At December 31, 2012, OBIC had approximately $0.7 billion of unassigned funds. At December 31, 2012, OneBeacon had approximately $272 million of net unrestricted cash, short-term investments and fixed maturity investments and approximately $33 million of common equity securities and convertible fixed maturity investments outside of its regulated insurance operating subsidiaries.
Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level. However, if our insurance subsidiaries cannot pay dividends in future periods, we may have difficulty servicing our debt, paying dividends on our common shares and meeting our holding company expenses. For additional information relating to insurance regulations governing our operations, see Business--"Regulatory Matters."
In addition, our current shareholder dividend practices are subject to change for reasons that may include decisions on whether, when and in which amounts to make any future distributions, which remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change or suspend our dividend practices at any time and for any reason. Our common shareholders should be aware that they have no contractual or other legal right to dividends.
We may suffer losses from unfavorable outcomes from litigation and other legal proceedings.
In the ordinary course of business, we are subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. We maintain reserves for these legal proceedings as part of our loss and LAE reserves. We do not believe that the ultimate outcome of such matters will have a material adverse effect on our financial condition. However, adverse outcomes are possible and could negatively impact our financial condition. In addition, we also maintain separate reserves for legal proceedings that are not related to the claims process. In the event of an unfavorable outcome in one or more legal matters, our ultimate liability may be in excess of amounts we have currently reserved for and such additional amounts may be material to our results of operations and financial condition. Except as disclosed in "Legal Proceedings" and Note 16 to our financial statements, as of December 31, 2012, we had no material pending non-claims legal proceedings.
As industry practices and legal, judicial, social and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our results of operations and financial condition by either extending coverage beyond our underwriting intent or by increasing the number and size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes.
Our profitability may be adversely impacted by legislative actions and judicial decisions.
Legislative actions and judicial decisions continue to broaden liability and policy definitions and to increase the severity of claim payments, such as described above with respect to A&E claims. To the extent these legislative actions and judicial decisions cause claim costs to increase above reserves established for these claims, we will be required to increase our loss and LAE reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.
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
Changes in federal or state laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction, and could have an effect on our business, results of operations and financial condition. For example, the Dodd-Frank Act, which was enacted in 2010, created the FIO within the Treasury Department. The FIO is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system. The FIO also has the authority to recommend changes to state insurance laws and regulations. Although the deadline was in January 2012, the FIO's "Study and Report on the Regulation of Insurance" in the United States has not yet been released. We cannot predict whether the FIO will recommend any such changes, whether any states will adopt any such changes, or what effect such changes may have on our insurance operations. As another example, it is possible that the NAIC could adopt part or all of Solvency II including minimum capital requirements that could be in excess of our current minimum capital requirements established by state regulations. If the NAIC adopted Solvency II including additional capital requirements, our business and results of operations could be materially impacted.
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
We may need to raise additional funds through public or private debt or equity financings in order to:

•	fund liquidity needs;

•	replace capital lost in the event of a catastrophe or adverse reserve development or investment losses;

•	repay $275.0 million aggregate principal amount of our 2012 Senior Notes;

•	satisfy letter of credit or guarantee bond requirements that may be imposed by our clients or by regulators;

•	acquire new businesses or invest in existing businesses;

•	expand our business into new regions and countries; or

•	otherwise respond to competitive pressures.
Any additional capital raised through the sale of equity will dilute an existing shareholders' ownership percentage in our company and may decrease the market price of our common shares. Furthermore, the securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares. Any additional financing we may need may not be available on terms favorable to us, or at all.
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
We have recently entered into new specialty business lines, including surety and programs lines. We intend to continue to look for appropriate opportunities to diversify our business portfolio by adding new specialty lines of insurance coverage. We also intend to continue to grow our existing specialty business lines. Due to our limited history in new business lines, there could be limited financial information available to us to help us estimate sufficient loss reserves for these lines and to help evaluate whether we will be able to successfully develop these lines or estimate the likely ultimate losses and expenses associated with these lines. Also, we may have less experience than some of our competitors in managing certain of these business lines. We may also incur expenses related to these business lines that may be difficult to manage in addition to our existing expense structure. Accordingly, we may fail to fully realize the benefits and profits from some or all of our new specialty lines businesses relative to the resources that we invest in them. Also, these business lines may fail to perform at the levels we anticipate. Although we have a conservative approach to adding new businesses to our portfolio, including stringent management oversight of, among other areas, underwriting, product and pricing development, and financial performance, there is no assurance that we will be able to realize profitability from some or all of these new specialty businesses, which could materially adversely affect our results of operations and financial condition.
We may be unable to adequately maintain our systems and safeguard the security of our data which may adversely impact our ability to operate our business and cause reputational harm and financial loss.
Our business and operations rely on secure and efficient processing, storage and transmission of customer and company data, including personally identifiable information (PII) such as a name together with a social security number, bank account number, driver's license number, passport number, birthday or other identifying information. Our ability to effectively operate our business depends upon our ability and the ability of certain third parties including vendors and business partners to access our computer systems to perform necessary business functions such as providing quotes and product pricing, billing and processing premiums, administering claims, and reporting our financial results. Our business and operations also depend upon our ability to safeguard PII and other confidential and proprietary information belonging to us, our employees, our policyholders and our business partners as well as Tower's policyholders as a result of the TSA entered into in connection with the Personal Lines Transaction (as defined in Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Transactions"). Our systems may be vulnerable to unauthorized access and hackers, computer viruses, and other scenarios in which our data may be vulnerable to a breach. Specifically, we could be exposed to data breach risk from lost or stolen laptops, other portable media or prohibited disclosure containing PII.
Data incidents could result in financial loss and reputational harm to us, which could affect our business and results of operations. Nearly every state has enacted data breach laws and regulations that require, among other things, notification to affected persons and state regulatory agencies of a data breach that involves PII. Some U.S. state and federal laws also require us to implement measures to safeguard PII. For example, new Massachusetts regulations require our employees to encrypt information stored on laptops and other portable devices and transmitted through electronic media, and take reasonable steps to verify that our third-party vendors utilize security procedures to protect PII.
Although we have taken measures to safeguard our information and that of policyholders and other third parties, we could be exposed to data loss. As a result, our ability to conduct our business may be affected, and impact our results of operations, financial condition and reputation.
Risks Relating to the Runoff Transaction
There is no certainty that the Runoff Transaction will close.
Consummation of the sale of the Company's Runoff Business pursuant to the Stock Purchase Agreement is subject to conditions, primarily regulatory approval, that are outside of the control of the parties. There can be no assurance as to whether or when such conditions may be satisfied and a closing would occur.
Brokers, agents or policyholders may react negatively to the Runoff Transaction.
Following OneBeacon's announcement of the Runoff Transaction, A.M. Best, Fitch, Moody's and Standard & Poor's each issued a press release regarding the ratings implications. A.M. Best placed the subsidiaries being sold in the Runoff Transaction (the Runoff Subsidiaries) under review with negative implications; Fitch placed the Runoff Subsidiaries on credit watch negative; and Moody's assigned a negative outlook. Standard & Poor's downgraded and subsequently, at the request of OneBeacon, withdrew its rating on the Runoff Subsidiaries. All four ratings agencies affirmed the ratings of the Ongoing Subsidiaries with stable Outlook.
The Runoff Subsidiaries have been underwriting specialty policies, and they will continue to do so on a limited basis up until the closing of the Runoff Transaction and for a limited time following the closing through a fronting and reinsurance agreement with Armour. It is possible that certain brokers, agents or policyholders dealing with specialty policies underwritten by the Runoff Subsidiaries could determine that the Runoff Subsidiaries no longer meet their placement standards and could cease placing business with the Runoff Subsidiaries. While the Company believes that the Runoff Subsidiaries' financial strength is robust notwithstanding the Runoff Transaction, it has taken various steps to provide assurances to the Runoff Subsidiaries' brokers, agents and policyholders. However, there is no assurance that the Runoff Subsidiaries will be successful in continuing to underwrite the specialty business on an interim basis, which may have an adverse impact on the Company's results of operations or financial condition.
Risks Relating to Our Relationship with White Mountains
Control of us by White Mountains and the holding of White Mountains shares by some of our directors and officers may result in conflicts of interest.
White Mountains beneficially owns all of our Class B common shares, representing 96.8% of the voting power of our voting securities and 75.2% of our total equity as of December 31, 2012. As long as White Mountains owns our common shares representing more than 50% of the voting power of our outstanding voting securities, White Mountains will generally be able to determine the outcome of all corporate actions requiring shareholder approval, including the election of directors. Furthermore, we are relying on the "controlled company" exemption under the rules of the New York Stock Exchange, and are therefore not required to have a majority of independent directors on our Board. Of the ten directors that we have on our Board, six are current or former employees, directors or officers of White Mountains, and one is a portfolio manager at Prospector. White Mountains also has control over the adoption or amendment of provisions in our memorandum of association or bye-laws and the approval of amalgamations, mergers, and other significant corporate transactions. Furthermore, White Mountains will continue to be able to exercise this control as long as its economic equity ownership in us is at least 20%. These factors also may delay or prevent a change in the management or voting control of us.
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
ITEM 2.    PROPERTIES
Our headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. Our U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. We also maintain branch offices in various cities throughout the United States. Our headquarters, U.S. corporate headquarters and our branch offices are leased. We also own a building in Canton, Massachusetts that houses certain limited corporate functions, as well as field and business operations personnel. In November 2011, we entered into a lease for most of our Canton building. The lease began in June 2012. We will retain a portion of the building to house certain limited corporate functions, as well as field and business operations personnel. Management considers our office facilities suitable and adequate for our current level of operations.
ITEM 3.    LEGAL PROCEEDINGS
The Company from time to time is involved in various routine legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.
Deutsche Bank Litigation
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of

White Mountains that are defendants in the action. OneBeacon and OBIC-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the LBO.
In December 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate all of the Noteholder Actions for pretrial matters and transfer all such proceedings to the United States District Court for the Southern District of New York.
In addition, OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company, on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and the Committee Action has since been consolidated with the Noteholder Actions.
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
Ace American Insurance Company
A subsidiary of the Company, OBH, was sued in Federal Court in the Eastern District of Pennsylvania on August 17, 2012 by Ace American Insurance Company (“Ace”). The complaint alleges that OBH, through a professional recruiting firm, improperly hired a group of Ace employees from Ace's surety division. The complaint sought injunctive relief and unspecified damages. After court-ordered expedited discovery was completed, the claims for injunctive relief were resolved pursuant to a confidential agreement. The remaining claim against OBH is for damages only and is scheduled to be heard in April. After the claims against OBH for injunctive relief were resolved, Ace filed a Demand for Arbitration against five of the former Ace surety employees hired by OneBeacon, alleging breach of their duty of loyalty to Ace and misappropriation of Ace trade secrets. OneBeacon believes that Ace's damages claim against OBH and the claims against the individual employees are without merit and intends to vigorously defend both.
ITEM 4.    MINE SAFETY DISCLOSURE
None.

PART II
ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Class A common shares of OneBeacon are listed and traded on the New York Stock Exchange (Symbol: OB). Our Class A common shares began trading on November 9, 2006. Prior to such date, there was no established public trading market for our common shares. We also have Class B common shares that are not listed for trading, all of which are held by White Mountains. There is no public market for this class of securities. The closing price per share of the Class A common shares on the New York Stock Exchange on February 25, 2013 was $13.27. As of February 25, 2013, the 23,631,441 outstanding Class A common shares were held by 54 holders of record. During 2012, we paid a quarterly dividend of $0.21 per common share, or $80.1 million total. On February 27, 2013, the Board declared an ordinary dividend of $0.21 per common share, payable on March 29, 2013 to shareholders of record on March 15, 2013. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend Capacity" and Note 11—"Statutory Capital and Surplus" in the accompanying consolidated financial statements.
The following table presents the range of share prices for our Class A common shares for the periods indicated, and the quarterly dividends declared per share:

	Three months ended,
	March 31,	June 30,	September 30,	December 31,
2012
Common share price:
High	$16.46	$15.41	$13.64	$13.90
Low	$14.96	$12.73	$12.23	$12.78
Dividends declared	$0.21	$0.21	$0.21	$0.21

2011
Common share price:
High	$15.43	$15.00	$14.15	$15.91
Low	$12.80	$12.63	$12.37	$13.19
Dividends declared	$0.21	$1.21	$0.21	$0.21
We were acquired by White Mountains from Aviva in 2001. White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of our Class A common shares in an initial public offering. Prior to the initial public offering, we were a wholly-owned subsidiary of White Mountains. As of December 31, 2012, White Mountains owned 75.2% of our common shares.
For information on securities authorized for issuance under our equity compensation plans, see "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters."
Purchases of Equity Securities by the Issuer
On August 22, 2007, the Board authorized us to repurchase up to $200.0 million of our Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the years ended December 31, 2012 and 2011, no shares were repurchased. During the year ended December 31, 2010, 0.7 million of our Class A common shares under this program were repurchased for $10.5 million and retired. As of December 31, 2012, 5.6 million Class A common shares under this program were repurchased for $112.3 million and retired.

Stock Performance Graph
The following chart compares the total return on a cumulative basis of $100 invested in our Class A common shares on December 31, 2007 to the Standard & Poor's 500 Stock Index and the Standard & Poor's Property and Casualty Insurance Index. The following chart includes reinvestment of dividends.
Comparison of Five Year Cumulative Total Return

140
120
100
80
60
40
20
0
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
OneBeacon Insurance Group, Ltd
S&P 500 Index
S&P Property & Casualty Insurance Index

ITEM 6.    SELECTED FINANCIAL DATA
The following tables set forth our selected consolidated financial information for the dates indicated. We have derived the selected consolidated financial information presented below as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 from our consolidated financial statements. Prior periods have been reclassified to conform to the current presentation.

	Year ended December 31,
	2012	2011	2010	2009		2008
Summary Income Statement Data:	(in millions, except per share amounts)
Net written premiums	$1,179.2	$1,062.7	$1,167.7	$1,366.1	946,100,000	$1,336.4
Revenues
Earned premiums	$1,132.0	$1,012.2	$1,181.1	$1,385.1		$1,248.7
Net investment income	53.6	71.4	96.6	125.5		164.4
Net realized and change in unrealized investment gains (losses)	55.7	10.6	74.6	248.6		(763.6)
Net other revenues (expenses)	(0.5)	(12.4)	(0.6)	(0.1)		3.5
Total revenues	1,240.8	1,081.8	1,351.7	1,759.1		653.0
Expenses
Loss and loss adjustment expenses	650.0	548.3	685.6	716.0		660.6
Policy acquisition and other underwriting expenses	454.6	383.5	448.2	498.4		431.7
General and administrative expenses	13.4	9.8	12.9	13.1		15.6
Interest expense	16.9	20.5	29.6	39.7		78.3
Total expenses	1,134.9	962.1	1,176.3	1,267.2		1,186.2
Pre-tax income (loss) from continuing operations	105.9	119.7	175.4	491.9		(533.2)
Income tax (expense) benefit	(8.4)	(14.8)	(25.1)	(125.1)		196.0
Net income (loss) from continuing operations	97.5	104.9	150.3	366.8		(337.2)
Loss (income) from discontinued operations, net of tax	(24.3)	(29.6)	(30.4)	(22.7)		(43.8)
Loss from sale of discontinued operations, net of tax	(91.0)	(19.2)	—	—		—
Net income (loss) including noncontrolling interests	(17.8)	56.1	119.9	344.1		(381.0)
Less: Net income attributable to noncontrolling interests	(1.4)	(1.0)	(1.6)	(2.1)		(1.7)
Net income (loss) attributable to OneBeacon's common shareholders	(19.2)	55.1	118.3	342.0		(382.7)
Change in other comprehensive income (loss) items	(2.9)	(11.2)	6.5	18.8		(25.5)
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$(22.1)	$43.9	$124.8	$360.8		$(408.2)

Basic and diluted earnings (loss) per share attributable to OneBeacon's common shareholders:
Net income (loss) from continuing operations per share	$1.00	$1.08	$1.57	$3.83		$(3.53)
Loss (income) from discontinued operations, net of tax, per share	(0.25)	(0.30)	(0.32)	(0.23)		(0.46)
Loss from sale of discontinued operations, net of tax, per share	(0.96)	(0.20)	—	—		—
Net income (loss) attributable to OneBeacon's common shareholders per share	$(0.21)	$0.58	$1.25	$3.60		$(3.99)

Weighted average number of common shares outstanding(1)	94.5	94.4	94.8	95.1		95.9
_______________________________________________________________________________

(1)
Weighted average common shares outstanding includes the impact of unvested restricted shares as well as the impact of repurchases of Class A common shares made under the Company's share repurchase authorization.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Underwriting Ratios:
Consolidated Insurance Operations
Loss and LAE ratio(1)(2)	57.4%	54.2%	58.0%	51.7%	52.9%
Expense ratio(1)(3)	40.1	37.9	38.0	36.0	34.6
Combined ratio(1)(4)	97.5%	92.1%	96.0%	87.7%	87.5%

Specialty Products
Loss and LAE ratio(2)	57.2%	51.2%	50.5%	39.8%	42.2%
Expense ratio(3)	40.7	37.5	35.9	36.6	33.5
Combined ratio(4)	97.9%	88.7%	86.4%	76.4%	75.7%

Specialty Industries
Loss and LAE ratio(2)	57.7%	57.7%	61.1%	49.3%	53.5%
Expense ratio(3)	39.4	38.3	41.8	41.6	39.4
Combined ratio(4)	97.1%	96.0%	102.9%	90.9%	92.9%

Summary Balance Sheet Data:
Total cash and investments	$2,335.4	$2,762.5	$3,299.6	$4,087.6	$3,864.5
Total assets	5,401.5	5,821.6	6,166.7	7,532.0	7,940.8
Loss and LAE reserves	1,000.0	3,358.6	3,295.5	3,934.8	4,294.0
Unearned premiums	573.8	528.0	627.5	1,018.3	1,088.2
Debt	274.7	269.7	419.6	620.5	731.9
OneBeacon's common shareholders' equity	1,014.5	1,099.8	1,229.0	1,429.0	1,155.1
OneBeacon's common shareholders' equity and noncontrolling interests	1,017.3	1,113.9	1,248.9	1,448.1	1,172.3
_______________________________________________________________________________

(1)
The consolidated loss and LAE, expense and combined ratios for the years ended December 31, 2010, 2009 and 2008 include the results from personal lines that were sold in 2010, which are included in the Investing, Financing and Corporate segment. See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions—Dispositions."

(2)	The loss and LAE ratio is calculated by dividing loss and LAE by earned premiums.

(3)	The expense ratio is calculated by dividing policy acquisition and other underwriting expenses by earned premiums.

(4)	The combined ratio is the sum of the loss and LAE ratio and the expense ratio.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 77 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
Book Value Per Share
The following table presents our book value per share:

	December 31,
	2012	2011	2010
	(in millions except per share amounts)
Numerator
OneBeacon's common shareholders' equity	$1,014.5	$1,099.8	$1,229.0
Denominator
Common shares outstanding(1)	95.4	95.1	94.4
Book value per share	$10.63	$11.56	$13.02

Dividends paid per share	$0.84	$1.84	$3.34
_______________________________________________________________________________

(1)	Common shares outstanding includes the impact of unvested restricted shares and also the impact of repurchases of Class A common shares made under the Company's share repurchase authorization.
Book Value Per Share—December 31, 2012 versus December 31, 2011
We ended the full year 2012 with a book value per share of $10.63, reflecting a decrease of 0.8%, including dividends (a quarterly dividend of $0.21 per share), on an internal rate of return basis for the year ended December 31, 2012. The change in book value per share includes a 4.4% total return on invested assets. The decrease in book value was driven by a $91.0 million estimated after tax loss from sale of discontinued operations and a $24.3 million loss from discontinued operations (including a $9.0 million after tax charge related to an adjustment to the discount rate applied to the workers compensation loss reserves being transferred as part of the Runoff Transaction). This negative impact to book value per share was partially offset by $97.5 million of net income from continuing operations and also a $13.6 million increase in capital, net of transaction costs, as a result of the sale of OneBeacon Holdings (Luxembourg) S.à r.l. (OB Lux) to a subsidiary of White Mountains Insurance Group, Ltd. (White Mountains). We reported comprehensive loss attributable to OneBeacon’s common shareholders of $22.1 million in the year ended December 31, 2012, compared to comprehensive income attributable to OneBeacon’s common shareholders of $43.9 million in the year ended December 31, 2011. The change in net income (loss) in the year ended December 31, 2012 compared to the prior year was primarily due to charges associated with the Runoff Transaction and $28.2 million of after tax ($43.4 million pre-tax) catastrophe losses and reinstatement premiums resulting from the impact of hurricane Sandy, which made landfall in the mid-Atlantic and northeastern regions of the United States in October 2012.
Our combined ratio was 97.5% for the year ended December 31, 2012, compared to 92.1% for the year ended December 31, 2011. The increase in the combined ratio for the year ended December 31, 2012 was primarily due to the impact of hurricane Sandy in the year ended December 31, 2012. Favorable loss reserve development for our consolidated insurance operations was $7.4 million, or 0.7 points, in 2012 compared to $29.8 million, or 2.9 points, for the prior year. The favorable reserve development for the year ended December 31, 2012 was primarily in the workers' compensation, multiple peril liability and general liability lines. This favorable development was offset somewhat by adverse development on a few excess property claims. Catastrophe losses were $47.7 million, or 4.2 points, for the year ended December 31, 2012, due primarily to the impact of hurricane Sandy. The year ended December 31, 2011 included $36.7 million, or 3.6 points, of catastrophe losses primarily related to hurricane Irene, tornados in the southeastern and midwestern United States as well as storms and freezing weather in the northeastern and southwestern United States. Total net written premiums increased 11.0% in the year ended December 31, 2012 to $1,179.2 million, compared to $1,062.7 million for the prior year, due to the growth from both our Specialty Products and Specialty Industries segments. The expense ratio increased 2.2 points, primarily due to our investment in new businesses and costs associated with actions taken to migrate certain corporate functions to Minnesota in the year ended December 31, 2012.
Book Value Per Share—December 31, 2011 versus December 31, 2010
We ended the full year 2011 with a book value per share of $11.56, reflecting an increase of 3.1%, including dividends (a quarterly dividend of $0.21 per share and a special dividend of $1.00 per share paid in June 2011), on an internal rate of return basis, for the year ended December 31, 2011. The increase includes a 3.0% total return on invested assets for the year ended December 31, 2011. Results for the year ended December 31, 2011 were adversely impacted by investment results in the pension plan, the debt tender completed in April, the shares of restricted stock granted in May, as well as the estimated loss on sale of AutoOne. Results for AutoOne and the estimated loss on sale are reported as discontinued operations. We reported comprehensive income attributable to OneBeacon's common shareholders of $43.9 million in the year ended December 31, 2011, compared to $124.8 million in the year ended December 31, 2010. Our 2011 results include a $19.2 million after tax ($29.6 million pre-tax) estimated loss on the sale of AutoOne, as well as a $7.8 million after tax ($12.0 million pre-tax) loss related to the purchase of a portion of the 2003 Senior Notes. Change in other comprehensive income and loss items in the year ended December 31, 2011 includes the impact of an $11.2 million after tax decrease in our pension plans primarily related to a decrease in the over-funded status of our qualified pension plan driven by a decline in value of the investment assets in the plan.
Our combined ratio for the year ended December 31, 2011 decreased to 92.1% from 96.0% for the year ended December 31, 2010. The loss and LAE ratio decreased by 3.8 points to 54.2% while the expense ratio decreased by 0.1 points to 37.9%. The decrease in the loss and LAE ratio was primarily due to a decrease in current accident year non-catastrophe losses. We experienced a number of large losses in our property and inland marine business within Specialty Industries during the year ended December 31, 2010. The year ended December 31, 2011 included $29.8 million or 2.9 points of favorable loss reserve development, as compared to $36.0 million or 3.0 points of favorable loss reserve development in the year ended December 31, 2010. During the year ended December 31, 2011, the favorable loss reserve development in continuing operations was primarily related to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. Catastrophe losses were 0.6 points higher than the prior year. The year ended December 31, 2011 included $36.7 million or 3.6 points of catastrophe losses, as compared to $35.1 million or 3.0 points of catastrophe losses in the year ended December 31, 2010. The slight decrease in the expense ratio reflects lower other underwriting expense.
Overview
We are an exempted Bermuda limited liability company. Our operating companies are U.S.-based property and casualty insurance writers, most of which operate in a multi-company pool. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus rather than just on its own capital and surplus. Under such arrangements, the members share substantially all insurance business that is written, and allocate the combined premiums, losses and expenses. During the fourth quarter of 2012, we restructured our internal pooling arrangement as part of the Runoff Transaction, as further described below. The internal pool restructuring did not have an effect on our consolidated results. We provide a wide range of specialty insurance products and services through independent agencies, regional and national brokers, wholesalers and managing general agencies. In the year ended December 31, 2012, our net written premiums totaled $1.2 billion and we had total assets of approximately $5.4 billion and total OneBeacon's common shareholders' equity of $1.0 billion at December 31, 2012.
Our Segments
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of seven underwriting operating segments representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. The Specialty Industries segment is comprised of six underwriting operating segments representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and our intermediate subsidiaries, as well as operations associated with personal lines business that we sold in 2010 (see Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview").

Previously, we reported our insurance operations through a Specialty Insurance Operations segment and an Other Insurance Operations segment. The former Specialty Insurance Operations segment was comprised of twelve underwriting operating segments that were aggregated into a single reportable segment, with supplemental disclosures of three major underwriting units for financial reporting: MGA Business, Specialty Industries and Specialty Products. The former Other Insurance Operations segment consisted of substantially all operations classified as discontinued operations as of December 31, 2012, including AutoOne, other run-off business, and certain purchase accounting adjustments relating to the run-off business and the OneBeacon Acquisition. Prior periods have been reclassified to conform to the current presentation.
Significant Transactions
See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions—Dispositions" below.
Historically, we have offered a range of specialty, commercial and personal products and services, however, as a result of recent transactions we are now focused exclusively on specialty business. In addition, the transactions freed up significant capital, increased our financial flexibility and reduced our catastrophe exposure.
Runoff Business. On October 17, 2012, one of OneBeacon's indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC, entered into a definitive agreement (the Stock Purchase Agreement) with Trebuchet US Holdings, Inc. (Trebuchet), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, Armour), to sell its run-off business. OneBeacon's run-off business includes the results of OneBeacon's remaining non-specialty commercial lines business and certain other run-off business, including the vast majority of asbestos and environmental reserves, as well as certain purchase accounting adjustments related to the OneBeacon Acquisition (the Runoff Business, the sale of which is referred to as the Runoff Transaction). During 2012, OneBeacon recorded a $91.5 million after tax estimated loss on sale of the Runoff Business and $24.0 million in after tax losses from discontinued operations, which included $9.0 million of after tax incurred loss and loss adjustment expenses relating to an adjustment to the workers compensation discount rate applied to the loss reserves being transferred, as well as $6.5 million of after tax underwriting losses primarily related to adverse prior year loss reserve development related to a legacy assumed reinsurance treaty.
AutoOne.    On August 30, 2011, we entered into the AutoOne Purchase Agreement to sell AutoOne to Interboro. AutoOne offers products and services to assigned risk markets primarily in New York and New Jersey. AutoOne has been presented as discontinued operations in the statements of operations with the prior periods reclassified to conform to the current presentation. Pursuant to the terms of the AutoOne Purchase Agreement, at closing OneBeacon transferred to Interboro all of the issued and outstanding shares of common stock of AutoOne Insurance Company (AOIC) and AutoOne Select Insurance Company (AOSIC), through which substantially all of the AutoOne business is written on a direct basis. At closing, OneBeacon transferred the assets, liabilities (including loss reserves and unearned premiums) and capital of the business as well as substantially all of the AutoOne infrastructure including systems and office space as well as certain staff. The AutoOne Transaction included the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which we cede, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC. The AutoOne Transaction, which was subject to regulatory approvals, closed in 2012 and we recorded post-closing adjustments, which resulted in recording an after tax net charge of $0.3 million relating to underwriting activity and an after tax net gain of $0.5 million to true up the estimated loss on sale. During the year ended December 31, 2011, we recorded an after tax net charge of approximately $19.2 million reflecting the estimated loss on sale of the AutoOne business.
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
Revenues
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
Loss and Loss Adjustment Expenses
Loss and loss adjustment expense (LAE) are charged against income as incurred. Unpaid loss and LAE reserves are based on estimates (generally determined by claims adjusters, legal counsel, and actuarial staff) of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid loss and LAE reserves represent management's best estimate of ultimate loss and LAE, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are reviewed and updated on a quarterly basis and any adjustments resulting therefrom are reflected in current operations. The process of estimating loss and LAE involves a considerable degree of judgment by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the consolidated financial statements.
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
Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. Our ability to collect our reinsurance recoverables is subject to the solvency of the reinsurers with whom we have entered into reinsurance contracts. We are selective in regard to our reinsurers, principally placing reinsurance with those reinsurers with strong financial condition, reputation, industry ratings and underwriting ability. Management monitors the financial condition and ratings of our reinsurers on an ongoing basis.
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
Compensation of our senior management team, including our named executive officers, consists primarily of three components: base salary, annual bonus and long-term incentive awards. Base salaries have been capped at $500,000. Annual bonus targets for all senior executives are 50%, with the exception of the Chief Executive Officer at 75%, of base salary. Long-term incentives for senior executives have in the past been comprised of performance shares and/or performance units. Under these instruments, payouts are explicitly tied to OneBeacon's performance over a three-year period and are highly variable (the actual number of shares/units paid out at the end of the cycle will range from 0% to 200% of target depending on performance against established goals). See Note 9—"Employee Share-Based Incentive Compensation Plans" of the accompanying consolidated financial statements. Additionally, in recognition that the 2007-2009 and 2008-2010 performance share cycles, as described below, were projected to payout at or close to zero, creating a significant retention risk over the next years the OneBeacon Compensation Committee of the Board (the Compensation Committee) in February 2009 approved cash retention awards for the executive officers and certain members of senior management. The Compensation Committee also approved a pool of money for senior management to make retention awards to certain other key personnel.
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
Share-Based Compensation Plans
Performance Shares
In February 2007, the Compensation Committee approved the principal performance share goal of the OneBeacon Long-Term Incentive Plan to be growth in its intrinsic business value per share (GIBVPS), which was defined by the Compensation Committee with respect to each award cycle.
2008-2010 Performance Share Plan. In February 2008, the Compensation Committee defined GIBVPS for the 2008-2010 performance cycle to be a weighted measure comprised of growth in adjusted book value per share and underwriting return on equity. In the 2008-2010 performance cycle, a total of 929,849 performance shares were earned based upon a performance factor of 68.5%.
2009-2011 Performance Share Plan. In February 2009, the Compensation Committee defined GIBVPS for the 2009-2011 performance cycle to be a weighted measure comprised of growth in adjusted book value per share and underwriting return on equity. In the 2009-2011 performance cycle, a total of 256,751 performance shares were earned based upon a performance factor of 138.6%.
2010-2012 Performance Share Plan. In February 2010, the Compensation Committee granted performance shares with a goal of growth in book value per share for the 2010-2012 performance cycle. As of December 31, 2012, 238,658 performance shares were outstanding with respect to the 2010-2012 performance cycle.
2011-2013 Performance Share Plan. In February 2011, the Compensation Committee granted performance shares with a goal of growth in book value per share for the 2011-2013 performance cycle. As of December 31, 2012, 151,563 performance shares were outstanding with respect to the 2011-2013 performance cycle.
2012-2014 Performance Share Plan. In February 2012, the Compensation Committee granted performance shares with a goal of growth in book value per share for the 2012-2014 performance cycle. As of December 31, 2012, 181,290 performance shares were outstanding with respect to the 2012-2014 performance cycle.
As a result of the sale of the renewal rights to our non-specialty commercial lines business in 2009 (the Commercial Lines Transaction) and the Personal Lines Transaction, payments were made in the year ended December 31, 2010 to certain former employees of OneBeacon prior to the end of the performance cycle on a pro rata basis. Performance shares earned and paid for the 2008-2010, 2009-2011 and 2010-2012 performance cycles were based upon a performance factor of 100%.
Restricted Stock Units
In connection with OneBeacon's initial public offering, options were issued to certain key employees as a one-time incentive. The options did not include a mechanism to reflect the contribution to total return from the regular quarterly dividend. As a result, in February 2008, the Compensation Committee approved a grant of restricted stock units as a supplement to the initial public offering stock grant. The RSUs were scheduled to vest one-third on each of November 9, 2009, 2010 and 2011 subject to growth in adjusted book value per share from January 1, 2008 through the end of the calendar year immediately following the applicable vesting date. All three tranches of RSUs vested and were mandatorily deferred into our deferred compensation plan and distributed in May 2012.
Restricted Shares
On March 1, 2012, OneBeacon issued 300,000 shares of restricted stock to certain employees that vest in equal installments on February 28, 2014 and 2015. On May 25, 2011, OneBeacon issued 630,000 shares of restricted stock to its CEO that vest in equal installments on February 22, 2014, 2015, 2016 and 2017. Concurrently with the 2011 grant of restricted stock, 35,000 performance shares issued to the CEO for the 2011-2013 performance share cycle were forfeited. Performance share awards to the CEO for each of the next five years are being reduced by 35,000 shares. The restricted shares contain dividend participation features, and therefore, are considered participating securities. At December 31, 2012 and 2011, the Company had unvested restricted shares outstanding of 927,000 and 630,000, respectively.
Income taxes
The income tax expense related to pre-tax income from continuing operations for the years ended December 31, 2012, 2011 and 2010 represented net effective tax rates of 7.9%, 12.4% and 14.3%, respectively. Our effective tax rate for the years ended December 31, 2012 and 2011 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. Our effective tax rate for the year ended December 31, 2010 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate, and recognition of a deferred tax asset for a higher tax basis and deconsolidation of the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals. For the years ended December 31, 2012, 2011 and 2010, the effective tax rate on non-U.S. income was 0.6%, 0.3% and 0.5%, respectively, and the effective rate on U.S. income was 26.1%, 31.6% and 25.2%, respectively.
Significant Transactions
Debt Issuance and Refinancing
In November 2012, OneBeacon U.S. Holdings, Inc. issued $275.0 million face value of senior unsecured debt through a public offering, at an issue price of 99.9% (2012 Senior Notes), which bear an annual interest rate of 4.60%. The net proceeds from the issuance of the 2012 Senior Notes were used to repurchase the outstanding balance on OBH's senior unsecured debt issued in May 2003, which had an annual interest rate of 5.875%. OneBeacon Insurance Group, Ltd provides an irrevocable and unconditional guarantee as to the payment of principal and interest on the 2012 Senior Notes. See Note 6—"Debt" of the accompanying consolidated financial statements. In conjunction with the repurchase of the 2003 Senior Notes, we recognized a loss of $6.3 million.
Dispositions
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company (Essentia), an indirect wholly-owned subsidiary which wrote the collector car and boat business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency (Hagerty) terminated their underwriting arrangement with respect to the collector car and boat business. OneBeacon anticipates recognizing a pre-tax gain on sale of approximately $23.0 million ($15.0 million after tax) in the first quarter of 2013. The business associated with this agreement generated net written premiums of approximately $179.7 million, or 15.2% of consolidated written premiums, for the year ended December 31, 2012.
On October 17, 2012, we entered into the Stock Purchase Agreement with respect to the sale of our Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, at closing, OneBeacon will transfer to Armour all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the Runoff Business as well as certain elements of the Runoff Business infrastructure, including staff and office space. Additionally, as part of the Runoff Transaction, OneBeacon may provide financing in the form of surplus notes. The Runoff Transaction is expected to close in the second half of 2013. During 2012, we recorded a $91.5 million after tax estimated loss on sale of the Runoff Business and $24.0 million in after tax losses from discontinued operations, which included $9.0 million of after tax incurred loss and loss adjustment expenses relating to an adjustment to the workers compensation discount rate applied to the loss reserves being transferred, as well as $6.5 million of after tax underwriting losses primarily related to adverse prior year loss reserve development related to a legacy assumed reinsurance treaty.

The assets and liabilities associated with the Runoff Business as of December 31, 2012 have been presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of the current balance sheet date. The prior year balance sheet has not been reclassified to conform to the current period's presentation. The Runoff Business has been presented as discontinued operations in the consolidated statements of operations and cash flows, with the prior periods reclassified to conform to the current period's presentation. The Runoff Business disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with the Runoff Business. Pursuant to the terms of the Stock Purchase Agreement, the legal entities included in the sale and expected to be transferred to Armour will hold an agreed upon level of invested assets and capital at closing. See Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements.
In anticipation of the Runoff Transaction, and as means to separate the Runoff Business from the ongoing specialty business, we sought and received various regulatory approvals to terminate, incept or amend various intercompany reinsurance agreements which took effect on October 1, 2012.
The Runoff Transaction is subject to various closing conditions, primarily the receipt of regulatory approvals. At closing, Armour and/or OneBeacon Insurance Company (OBIC) and certain legal entities within the ongoing OneBeacon structure will enter into various ancillary agreements, including the amendment of existing reinsurance agreements and administrative services agreements, to support the separation of the Runoff Business and subsequent transfer to Armour. Also as part of the Runoff Transaction, at closing, OneBeacon and Armour will enter into a Transition Services Agreement (TSA), pursuant to which OneBeacon will provide certain transition services to Armour during the term of the TSA, which has an initial term of one year. OneBeacon has concluded that continuing involvement after the closing of the transaction is insignificant relative to the business being sold.
On February 22, 2012, OneBeacon completed the sale of its AutoOne Insurance business (AutoOne) to Interboro Holdings, Inc. (Interboro) (the AutoOne Transaction). AutoOne had offered products and services to assigned risk markets primarily in New York and New Jersey. AutoOne has been presented as discontinued operations in the statements of operations and cash flows with the prior periods reclassified to conform to the current presentation. The AutoOne disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with AutoOne. Pursuant to the terms of the AutoOne Transaction, at closing, the legal entities included in the sale held an agreed upon level of invested assets and capital. The assets and liabilities associated with the AutoOne business as of December 31, 2011 have been presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of December 31, 2011.

Results of Operations
Review of Consolidated Results
Certain amounts in the prior period consolidated results have been reclassified to conform to the current presentation.
A summary of our consolidated financial results for the years ended December 31, 2012, 2011 and 2010, is as follows:

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Net written premiums	$1,179.2	$1,062.7	$1,167.7
Revenues
Earned premiums	$1,132.0	$1,012.2	$1,181.1
Net investment income	53.6	71.4	96.6
Net realized and change in unrealized investment gains	55.7	10.6	74.6
Net other revenues (expenses)	(0.5)	(12.4)	(0.6)
Total revenues	1,240.8	1,081.8	1,351.7
Expenses
Loss and loss adjustment expense	650.0	548.3	685.6
Policy acquisition expenses	249.4	221.2	252.1
Other underwriting expenses	205.2	162.3	196.1
General and administrative expenses	13.4	9.8	12.9
Interest expense	16.9	20.5	29.6
Total expenses	1,134.9	962.1	1,176.3
Pre-tax income from continuing operations	105.9	119.7	175.4
Income tax expense	(8.4)	(14.8)	(25.1)
Net income from continuing operations	97.5	104.9	150.3
Loss from discontinued operations, net of tax	(24.3)	(29.6)	(30.4)
Loss from sale of discontinued operations, net of tax	(91.0)	(19.2)	—
Net income (loss) including noncontrolling interests	(17.8)	56.1	119.9
Less: Net income attributable to noncontrolling interests	(1.4)	(1.0)	(1.6)
Net income (loss) attributable to OneBeacon's common shareholders	(19.2)	55.1	118.3
Change in foreign currency translation, net of tax	—	—	0.7
Net change in benefit plan assets and obligations, net of tax	(2.9)	(11.2)	5.8
Comprehensive (loss) income attributable to OneBeacon's common shareholders	$(22.1)	$43.9	$124.8

The following table provides our consolidated underwriting ratios for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010(1)
Underwriting ratios:
Loss and LAE	57.4%	54.2%	58.0%
Expense	40.1	37.9	38.0
Total combined ratio	97.5%	92.1%	96.0%
_______________________________________________________________________________
(1) The amount for 2010 includes operations associated with personal lines business that we sold in 2010. Excluding results from the personal lines business which would have increased (decreased) the loss and LAE, expense and combined ratios presented above by (2.9) points, 0.4 points and (2.5) points, respectively.
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	2012	2011	2010
Impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	4.2	3.6	3.0
Prior year loss reserve development	(0.7)	(2.9)	(3.0)
Consolidated Results—Year ended December 31, 2012 versus year ended December 31, 2011
Our comprehensive loss attributable to OneBeacon's common shareholders was $22.1 million for the year ended December 31, 2012, compared to comprehensive income attributable to OneBeacon's common shareholders of $43.9 million in the year ended December 31, 2011. Net loss attributable to OneBeacon's common shareholders was $19.2 million for the year ended December 31, 2012, compared to net income attributable to OneBeacon's common shareholders of $55.1 million for the year ended December 31, 2011. The decrease in results for the year ended December 31, 2012 as compared to the prior year was primarily due to charges associated with the Runoff Transaction and $28.2 million after-tax of ($43.4 million pre-tax) catastrophe losses and reinstatement premiums resulting from the impact of hurricane Sandy, which made landfall in the mid-Atlantic and northeastern regions of the United States in October 2012. Change in other comprehensive income (loss) items in the year ended December 31, 2012 included the impact of a $2.9 million after tax decrease in the over-funded status of our qualified pension primarily related to an increase in the plan's projected benefit obligation, as compared to an $11.2 million after tax decrease in our pension plans in the prior year driven by a decline in the value of the investment results.
Our total revenues increased 14.7% to $1,240.8 million in the year ended December 31, 2012, compared to $1,081.8 million in the year ended December 31, 2011. The increase was primarily due to an 11.8% increase in earned premiums resulting from growth in both our Specialty Products and Specialty Industries segments. Net realized and change in unrealized investment gains increased to $55.7 million, compared to $10.6 million in the year ended December 31, 2011. Net investment income decreased to $53.6 million in the year ended December 31, 2012, compared to $71.4 million in the year ended December 31, 2011, primarily due to a 13.2% decline in average invested assets, including invested assets of $338.1 million and $111.8 million reclassified to assets held for sale as of December 31, 2012 and 2011, respectively. The decline in average invested assets since December 31, 2011 was driven by $220.8 million of losses paid related to the Runoff Business, as well as the closing of AutoOne and return of capital to shareholders. Net other revenues (expenses) improved $11.9 million to $(0.5) million in the year ended December 31, 2012, compared to $(12.4) million in the year ended December 31, 2011. Included in net other revenues (expenses) for the year ended December 31, 2012 was a $6.3 million pre-tax loss related to the repurchase of our 2003 Senior Notes, offset in part by a $4.2 million pre-tax gain on the sale of a shell company, Pennsylvania General Insurance Company (PGIC). The year ended December 31, 2011 included a $12.0 million other expense related to the partial redemption of a portion of our 2003 Senior Notes.
Our full year 2012 expenses increased to $1,134.9 million, compared to $962.1 million in the year ended December 31, 2011. The net loss and LAE increase of 18.5% to $650.0 million in the year ended December 31, 2012 exceeded the 11.8% increase in earned premiums due to a decrease in favorable loss reserve development as well as increases in catastrophe losses driven by hurricane Sandy, and non-catastrophe losses. Catastrophe losses from hurricane Sandy were $43.4 million pre-tax ($28.2 million after tax). The pre-tax loss was comprised of gross incurred losses of $103.2 million less reinsurance recoveries of $68.4 million, plus reinstatement premiums of $8.6 million. Policy acquisition expenses increased 12.7% to $249.4 million and other underwriting expenses increased 26.4% to $205.2 million in the year ended December 31, 2012, compared to the prior year period, as a result of our investment in new businesses and costs associated with actions taken to migrate certain corporate functions to Minnesota in the year ended December 31, 2012. These were somewhat offset by depreciation of property leased to a tenant included in general and administration expense in the year ended December 31, 2012 that, in the year ended December 31, 2011, was part of our insurance operations and recognized in other underwriting expense, which also resulted in the significant change in general and administrative expenses, which increased 36.7% to $13.4 million. Interest expense decreased 17.6% to $16.9 million in the year ended December 31, 2012, reflective of actions taken to reduce outstanding debt.
Our income tax expense related to pre-tax income from continuing operations for the years ended December 31, 2012 and 2011 represented net effective tax rates of 7.9% and 12.4%, respectively. The effective tax rates for the years ended December 31, 2012 and 2011 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. For the years ended December 31, 2012 and 2011, the effective tax rate on non-U.S. income was 0.6% and 0.3%, respectively, and the effective rate on U.S. income was 26.1% and 31.6%, respectively. See Note 7—"Income Taxes" of the accompanying consolidated financial statements.
Our combined ratio was 97.5% for the year ended December 31, 2012, compared to 92.1% for the year ended December 31, 2011. The increase in the combined ratio for the year ended December 31, 2012 was primarily due to the impact of hurricane Sandy in the year ended December 31, 2012, as well as a 2.2 point decrease in favorable loss reserve development compared to the year ended December 31, 2011. Favorable loss reserve development for our consolidated insurance operations was $7.4 million, or 0.7 points, in 2012 compared to $29.8 million, or 2.9 points, for the prior year period. The favorable loss reserve development for the year ended December 31, 2012 was primarily in the workers' compensation, multiple peril liability and general liability lines. This favorable development was offset somewhat by adverse loss reserve development on a few excess property claims. Catastrophe losses were $47.7 million, or 4.2, points for the year ended December 31, 2012, due primarily to the impact of hurricane Sandy. The year ended December 31, 2011 included $36.7 million, 3.6 points, of catastrophe losses primarily related to hurricane Irene, tornados in the southeastern and midwestern United States as well as storms and freezing weather in the northeastern and southwestern United States. Total net written premiums increased 11.0% in the year ended December 31, 2012 to $1,179.2 million, compared to $1,062.7 million for the prior year, due to the growth from both our Specialty Products and Specialty Industries segments. The expense ratio increased 2.2 points, primarily due to our investment in new businesses and costs associated with actions taken to migrate certain corporate functions to Minnesota in the year ended December 31, 2012.
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
For the year ended December 31, 2012, our net combined ratio was lower than our gross combined ratio by 0.8 points, primarily due to the significant amount of reinsurance cessions related to hurricane Sandy, which were partially off-set by the impact of the cost of facultative reinsurance and property reinsurance, and also the cost of catastrophe reinsurance and marine reinsurance.
Consolidated Results—Year ended December 31, 2011 versus year ended December 31, 2010
Our comprehensive income attributable to OneBeacon's common shareholders was $43.9 million in the year ended December 31, 2011, compared to $124.8 million in the year ended December 31, 2010. Change in other comprehensive income and loss items in the year ended December 31, 2011 included the impact of an $11.2 million after tax decrease in our pension plans primarily related to a decrease in the over-funded status of our qualified pension plan driven by a decline in the value of the investment results, as compared to a $5.8 million after tax increase in our pension plans in 2010 also driven by investment assets in the plan. Net income attributable to OneBeacon's common shareholders was $55.1 million in the year ended December 31, 2011, compared to $118.3 million in the year ended December 31, 2010.
Our total revenues decreased 20.0% to $1,081.8 million in the year ended December 31, 2011, compared to $1,351.7 million in the year ended December 31, 2010, due primarily to decreases in earned premiums, as well as decreases in net realized and change in unrealized investment gains and net investment income. Earned premiums decreased $168.9 million, primarily due to a decrease in earned premiums of $201.9 million resulting from the Personal Lines Transaction. Net realized and change in unrealized investment gains decreased 85.8% to $10.6 million, compared to $74.6 million in the year ended

December 31, 2010. Net investment income decreased 26.1% to $71.4 million in the year ended December 31, 2011, primarily due to an 18.5% decline in average invested assets, including invested assets of $111.8 million reclassified to assets held for sale as of December 31, 2011 as part of the AutoOne Transaction. The decline in average invested assets since December 31, 2010 was driven by the Personal Lines Transaction, return of capital to shareholders and repurchases of debt and the Commercial Lines Transaction, including the impact of claim payments related to non-specialty commercial lines reserves. Net other revenues (expenses) increased $11.8 million to $(12.4) million in the year ended December 31, 2011, compared to $(0.6) million in the year ended December 31, 2010. The year ended December 31, 2011 included a $12.0 million loss related to the purchase of a portion of our 2003 Senior Notes, whereas the year ended December 31, 2010 included a $10.8 million loss related to the purchase of a portion of our 2003 Senior Notes.
Our total expenses decreased 18.2% in the year ended December 31, 2011 to $962.1 million, compared to $1,176.3 million in the year ended December 31, 2010. Loss and LAE decreased 20.0% to $548.3 million in the year ended December 31, 2011, reflective of the decrease in our book of business resulting from the Personal Lines Transaction, partially offset by favorable loss reserve development in our specialty businesses. Policy acquisition expenses decreased 12.3% to $221.2 million and other underwriting expenses decreased 17.2% to $162.3 million in the year ended December 31, 2011, reflective of the shrink in our book of business resulting from the Personal Lines Transaction. Interest expense decreased 30.7% to $20.5 million in the year ended December 31, 2011, reflective of actions taken to reduce outstanding debt. General and administrative expenses decreased 24.0% to $9.8 million.
Our income tax expense related to pre-tax income from continuing operations for the years ended December 31, 2011 and 2010 represented net effective tax rates of 12.4% and 14.3%, respectively. The effective tax rate for the year ended December 31, 2011 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. The effective tax rate for the year ended December 31, 2010 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate, and recognition of a deferred tax asset for a higher tax basis and deconsolidation of the companies sold as part of the Personal Lines Transaction, partially offset by an increase in the valuation allowance for insurance reciprocals. For the years ended December 31, 2011 and 2010, the effective tax rate on non-U.S. income was 0.3% and 0.5%, respectively, and the effective rate on U.S. income was 31.6% and 25.2%, respectively. See Note 7—"Income Taxes" of the accompanying consolidated financial statements.
Our combined ratio for the year ended December 31, 2011 decreased to 92.1% from 96.0% for the year ended December 31, 2010. The loss and LAE ratio decreased by 3.8 points to 54.2% while the expense ratio decreased by 0.1 points to 37.9%. The decrease in the loss and LAE ratio was primarily due to a decrease in current accident year non-catastrophe losses. We experienced a number of large losses in our property and inland marine business within Specialty Industries during the year ended December 31, 2010. The year ended December 31, 2011 included $29.8 million or 2.9 points of favorable loss reserve development, as compared to $36.0 million or 3.0 points of favorable loss reserve development in the year ended December 31, 2010. During the year ended December 31, 2011, the favorable loss reserve development in continuing operations was primarily related to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines. Catastrophe losses were 0.6 points higher than the prior year. The year ended December 31, 2011 included $36.7 million or 3.6 points of catastrophe losses, as compared to $35.1 million or 3.0 points of catastrophe losses in the year ended December 31, 2010.
Reinsurance protection.    For the year ended December 31, 2011, our net combined ratio was higher than our gross combined ratio by 3.5 points, primarily due to the impact of the cost of facultative reinsurance and property reinsurance, and also the cost of catastrophe reinsurance and marine reinsurance.
Summary of Operations By Segment
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of seven underwriting operating segments representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. The Specialty Industries segment is comprised of six underwriting operating segments representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and our intermediate subsidiaries, as well as operations associated with personal lines business that we sold in 2010 (see Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview").

Previously, we reported our insurance operations through a Specialty Insurance Operations segment and an Other Insurance Operations segment. The former Specialty Insurance Operations segment was comprised of twelve underwriting operating segments that were aggregated into a single reportable segment, with supplemental disclosures of three major underwriting units for financial reporting: MGA Business, Specialty Industries and Specialty Products. The former Other Insurance Operations segment consisted of substantially all operations classified as discontinued operations as of December 31, 2012, including AutoOne, other run-off business, and certain purchase accounting adjustments relating to the run-off business and the OneBeacon Acquisition. Prior periods have been reclassified to conform to the current presentation.

Specialty Products
Financial results for our Specialty Products reportable segment for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Net written premiums	$630.9	$571.2	$556.8
Earned premiums	$604.0	$549.8	$557.9
Loss and LAE	(345.6)	(281.7)	(282.0)
Policy acquisition expenses	(150.3)	(129.1)	(124.1)
Other underwriting expenses	(96.2)	(77.1)	(76.3)
Total underwriting income	11.9	61.9	75.5
Net other revenues	0.4	—	—
Pre-tax income from continuing operations	$12.3	$61.9	$75.5
The following table provides underwriting ratios for Specialty Products for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Underwriting ratios:
Loss and LAE	57.2%	51.2%	50.5%
Expense	40.7	37.5	35.9
Total combined ratio	97.9%	88.7%	86.4%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	2012	2011	2010
Impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	3.8	0.9	0.7
Prior year loss reserve development	(0.3)	(3.0)	(5.4)

Specialty Products—Year ended December 31, 2012 versus year ended December 31, 2011
Net written premiums for Specialty Products increased 10.5% to $630.9 million million in the year ended December 31, 2012 from $571.2 million in the year ended December 31, 2011. The increase was due to increases in net written premiums of $25.8 million from Professional Insurance primarily related to the management liability line, $13.1 million from Collector Cars and Boats driven by growth in new business as well as retention, $9.0 million from Specialty Property, $5.3 million from Excess and Surplus which we began writing in 2011, $4.5 million from Tuition Reimbursement, $1.7 million from Surety which we began writing in 2012, and $0.3 million from Programs which we began writing in 2012.

The Specialty Products combined ratio for the year ended December 31, 2012 increased to 97.9% from 88.7% for the year ended December 31, 2011. The loss and LAE ratio increased by 6.0 points to 57.2% while the expense ratio increased by 3.2 points to 40.7%. The increase in the loss and LAE ratio was primarily due to lower favorable loss reserve development as well as higher catastrophe losses. The year ended December 31, 2012 included 0.3 points of favorable loss reserve development primarily related to Professional Insurance offset in part by adverse loss reserve development for Specialty Property, compared to 3.0 points of favorable loss reserve development primarily related to Professional Insurance in the prior year. The year ended December 31, 2012 included 3.8 points of catastrophe losses, primarily related to hurricane Sandy impacting primarily Specialty Property, Professional Insurance, and Collector Cars and Boats, compared to 0.9 points of catastrophe losses in 2011, primarily related to tornados in the southeastern and midwestern United States. Additionally, current accident year non-catastrophe losses increased 0.4 points, compared with the year ended December 31, 2011. The increase in the expense ratio was primarily due to increased policy acquisition expenses, mainly related to Collector Cars and Boats and an assumed reinsurance program at Professional Insurance.
Specialty Products—Year ended December 31, 2011 versus year ended December 31, 2010
Net written premiums for Specialty Products increased 2.6% to $571.2 million in the year ended December 31, 2011 from $556.8 million in the year ended December 31, 2010. The increase was primarily due to increases in net written premiums of $13.3 million from our Collector Cars and Boats underwriting operating segment, $3.5 million from Excess and Surplus which we began writing in 2011, $2.5 million from Specialty Property, and $0.9 million from Tuition Reimbursement, partially offset by a decrease in net written premiums of $5.8 million from Professional Insurance primarily related to the medical excess line.
The Specialty Products combined ratio for the year ended December 31, 2011 increased to 88.7% from 86.4% for the year ended December 31, 2010. The loss and LAE ratio increased by 0.7 points to 51.2% while the expense ratio increased by 1.6 points to 37.5%. The increase in the loss and LAE ratio was primarily due to lower favorable loss reserve development. The year ended December 31, 2011 included 3.0 points of favorable loss reserve development, compared to 5.4 points of favorable loss reserve development in the prior year, primarily related to Professional Insurance for both years. The year ended December 31, 2011 included 0.9 points of catastrophe losses, primarily related to tornados in the southeastern and midwestern United States, compared to 0.7 points of catastrophe losses, primarily related to severe wind and rainstorms in the northeastern United States experienced in the first quarter of 2010 and elsewhere in the United States in the second quarter of 2010. The increases were partially offset by a 1.9 point decrease in current accident year non-catastrophe losses, compared with the year ended December 31, 2010. The increase in the expense ratio was primarily due to an increase in policy acquisition expenses mainly due to Collector Cars and Boats.

Specialty Industries
Financial results for our Specialty Industries reportable segment for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Net written premiums	$548.3	$491.5	$431.2
Earned premiums	$528.0	$462.4	$421.3
Loss and LAE	(304.4)	(266.6)	(257.6)
Policy acquisition expenses	(99.1)	(92.1)	(88.6)
Other underwriting expenses	(109.0)	(85.2)	(87.3)
Total underwriting income (loss)	15.5	18.5	(12.2)
Net other revenues (expenses)	(0.8)	0.6	2.7
General and administrative expenses	(1.9)	(1.7)	(2.3)
Pre-tax income (loss) from continuing operations	$12.8	$17.4	$(11.8)

The following table provides underwriting ratios for Specialty Industries for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Underwriting ratios:
Loss and LAE	57.7%	57.7%	61.1%
Expense	39.4	38.3	41.8
Total combined ratio	97.1%	96.0%	102.9%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	2012	2011	2010
Impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	4.7	6.8	4.1
Prior year loss reserve development	(1.1)	(2.8)	0.5

Specialty Industries—Year ended December 31, 2012 versus year ended December 31, 2011
Net written premiums for Specialty Industries increased 11.6% to $548.3 million in the year ended December 31, 2012 from $491.5 million in the year ended December 31, 2011. The increase compared to the prior year was due to increases in net written premiums of $26.7 million from our Technology underwriting operating segment, $15.2 million from Accident, $13.5 million from Government Risks, $11.1 million from Energy, and a $10.2 million from Entertainment. These increases were primarily due to new business as well as solid retention levels despite competition in the marketplace. These increases were partially offset by a $19.9 million decrease in net written premiums from IMU, reflecting a revised underwriting strategy.
The Specialty Industries combined ratio for the year ended December 31, 2012 increased to 97.1% from 96.0% for the year ended December 31, 2011. The loss and LAE ratio was unchanged at 57.7% while the expense ratio increased by 1.1 points to 39.4%. The year ended December 31, 2012 included 1.1 points of favorable loss reserve development primarily related to Technology, compared to 2.8 points of favorable loss reserve development primarily related to Technology in the prior year. This 1.7 point decrease in favorable loss reserve development was offset by a 1.7 point decrease in current accident year losses, compared to the year ended December 31, 2011. The year ended December 31, 2012 included 4.7 points of catastrophe losses, primarily related to hurricane Sandy and thunderstorms in the midwestern, mid-Atlantic, and northeastern United States, which primarily impacted IMU, as compared to 6.8 points of catastrophe losses in 2011, primarily related to hurricane Irene, storms and freezing weather in the northeastern and southwestern United States impacting primarily IMU, and tornados in the southeastern and midwestern United States most notably impacting IMU and Technology. The increase in the expense ratio was due to a 2.2 point increase in other underwriting expenses primarily for Entertainment and Technology, partially offset by a 1.1 point decrease in policy acquisition expenses primarily related to Entertainment.
Specialty Industries—Year ended December 31, 2011 versus year ended December 31, 2010
Net written premiums for Specialty Industries increased 14.0% to $491.5 million in the year ended December 31, 2011 from $431.2 million in the year ended December 31, 2010. The increase compared to the prior year was due to increases in net written premiums of $19.9 million from our Accident underwriting operating segment, $19.0 million from Technology, $17.5 million from Government Risks, $7.8 million from Energy, and $5.0 million from Entertainment. These increases were primarily due to new business as well as solid retention levels despite competition in the marketplace. The increases were partially offset by an $8.9 million decrease in net written premiums from IMU, which reflected the competitive marketplace.
The Specialty Industries combined ratio for the year ended December 31, 2011 decreased to 96.0% from 102.9% for the year ended December 31, 2010. The loss and LAE ratio decreased by 3.4 points to 57.7% while the expense ratio decreased by 3.5 points to 38.3%. The decrease in the loss and LAE ratio was primarily due to the impact of favorable loss reserve development. The year ended December 31, 2011 included 2.8 points of favorable loss reserve development primarily related to Technology, compared to 0.5 points of adverse loss reserve development primarily related to Entertainment and Accident in the prior year. Current accident year losses decreased 0.1 points, compared with the year ended December 31, 2010. The year ended December 31, 2011 included 6.8 points of catastrophe losses, primarily related to hurricane Irene, storms and freezing weather in the northeastern and southwestern United States impacting primarily IMU, and tornados in the southeastern and midwestern United States most notably impacting IMU and Technology, as compared to 4.1 points of catastrophe losses in 2010, primarily related to severe wind and rainstorms in the northeastern United States impacting IMU. The decrease in the expense ratio was due to a 2.4 point decrease in other underwriting expenses, as well as a 1.1 point decrease in policy acquisition expenses primarily related to Entertainment.

Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Net investment income	$53.6	$71.4	$96.6
Net realized and change in unrealized investment gains	55.7	10.6	74.6
General and administrative expenses	(11.5)	(8.1)	(10.6)
Interest expense	(16.9)	(20.5)	(29.6)
Net other expenses	(0.1)	(13.0)	(3.3)
Underwriting loss(1)	—	—	(16.0)
Pre-tax income from continuing operations	$80.8	$40.4	$111.7
_______________________________________________________________________________

(1)	The underwriting loss for 2010 includes operations associated with personal lines business that we sold in 2010.
Investing, Financing and Corporate—Year ended December 31, 2012 versus year ended December 31, 2011
Investing, Financing and Corporate reported pre-tax income from continuing operations of $80.8 million in the year ended December 31, 2012, compared to $40.4 million in the year ended December 31, 2011. The increase was primarily related to an increase in net realized and change in unrealized investment gains and a decrease in net other expenses, offset in part by a decrease in net investment income. As further described below, net realized and change in unrealized investment gains increased to $55.7 million in the year ended December 31, 2012, compared to $10.6 million in the prior year period, and net investment income decreased to $53.6 million in the year ended December 31, 2012, compared to $71.4 million in the prior year period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results." The decrease in interest expense reflects our actions taken to reduce outstanding debt prior to refinancing the debt in the fourth quarter 2012. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing." Further, net other expenses included a $6.3 million loss on the redemption of our outstanding 2003 Senior Notes in the year ended December 31, 2012, compared to $12.0 million loss related to the redemption of a portion of our 2003 Senior Notes in the year ended December 31, 2011. General and administrative expenses increased to $11.5 million as compared with $8.1 million in the prior year due significantly to depreciation of property leased to a tenant which is included in general and administration expense in the year ended December 31, 2012 that, in the year ended December 31, 2011, was recognized in other underwriting expense.
Investing, Financing and Corporate—Year ended December 31, 2011 versus year ended December 31, 2010
Investing, Financing and Corporate reported pre-tax income from continuing operations of $40.4 million in the year ended December 31, 2011, compared to $111.7 million in the year ended December 31, 2010. The decrease was primarily related to a decrease in net realized and change in unrealized investment gains and net investment income. As further described below, net realized and change in unrealized investment gains decreased to $10.6 million in the year ended December 31, 2011, compared to $74.6 million in the prior year period, and net investment income decreased to $71.4 million in the year ended December 31, 2011, compared to $96.6 million in the prior year period. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Investment Results". The decrease in interest expense reflects actions taken to reduce outstanding debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing." Further, net other expenses increased mainly due to a $12.0 million loss related to the purchase of a portion of our 2003 Senior Notes in the year ended December 31, 2011, compared to a $10.8 million loss in the prior year period. General and administrative expenses decreased to $8.1 million as compared with $10.6 million.

Discontinued Operations

Discontinued Operations Results—Year ended December 31, 2012 versus year ended December 31, 2011
Our loss from discontinued operations, net of tax, was $24.3 million for the year ended December 31, 2012 compared to a loss of $29.6 million for the year ended December 31, 2011. The loss in the current year was driven by adverse development related to losses incurred on a legacy assumed reinsurance treaty, case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. In addition, $9.0 million of after tax ($15.2 million of pre-tax) incurred loss and loss adjustment expense, reported as adverse loss development, was related to a change in the workers' compensation tabular discount rate. Consistent with prior years, management evaluated the interest rate used in calculating the workers' compensation discount. As a result of that analysis, the discount rate applied to the workers' compensation reserves was lowered from 4.5% to 3.5% during 2012, resulting in a decrease of $15.2 million to the reserves. The loss in the prior period was driven by adverse loss reserve development resulting from a detailed review of run-off expenses, which factored in the revised definition of run-off claims to include the non-specialty commercial lines business.
Discontinued Operations Results—Year ended December 31, 2011 versus year ended December 31, 2010
Our loss from discontinued operations, net of tax, was $29.6 million for the year ended December 31, 2011 compared to a loss of $30.4 million for the year ended December 31, 2010. The loss in 2011 period was driven by adverse loss reserve development resulting from a detailed review of run-off expenses, which factored in the revised definition of run-off claims to include the non-specialty commercial lines business. The loss in the 2010 period was driven by significant catastrophe activity, primarily related to severe wind and rainstorms in the northeastern United States and higher levels of large losses in the commercial lines businesses, which were partially offset by favorable loss reserve development generally due to lower than expected severity on non-catastrophe losses related to multiple peril liability lines and other general liability lines.
Loss and LAE reserve fair value adjustment
In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables. As of December 31, 2012, $150.1 million of this adjustment remains, which is included in assets held for sale and liabilities held for sale on the Consolidated Balance Sheet.
Summary of Investment Results
Investment Returns
A summary of our consolidated pre-tax investment results for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year ended December 31,
Components of Investment Results	2012	2011	2010
	($ in millions)
Net investment income	$53.6	$71.4	$96.6
Net realized investment gains	50.8	56.8	81.9
Change in net unrealized investment gains (losses)	4.9	(46.2)	(7.3)
Total pre-tax investment results	$109.3	$82.0	$171.2

Gross investment returns versus typical benchmarks for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year ended December 31,(1)
	2012	2011	2010
Fixed maturity investments	4.5%	3.7%	4.4%
Short-term investments:	—	0.1	—
Total fixed income	4.0%	3.4%	3.5%
Barclays U.S. Intermediate Aggregate Index	3.6%	6.0%	6.1%

Common equity securities	7.5%	(0.1)%	18.5%
Convertible fixed maturity investments	6.2	(6.2)	12.4
Total common equity securities and convertible fixed maturity investments	7.2%	(1.5)%	16.4%
Other investments	4.8	7.0	6.0
Total common equity securities, convertible fixed maturity and other investments	6.4%	1.1%	13.2%
S&P 500 Index	16.0%	2.1%	15.1%

Total consolidated portfolio	4.4%	3.0%	4.9%
_______________________________________________________________________________

(1)	Gross investment returns exclude investment expenses of $6.6 million, $6.9 million and $8.9 million, respectively, for the years ended December 31, 2012, 2011 and 2010.
Investment Returns—Year ended December 31, 2012 versus year ended December 31, 2011
Overview
Our total pre-tax investment results were $109.3 million, a return of 4.4% for the year ended December 31, 2012, compared to $82.0 million, a return of 3.0% for the year ended December 31, 2011. Net investment income in the year ended December 31, 2012 was $53.6 million, a decrease of $17.8 million, compared to $71.4 million in the year ended December 31, 2011. The decrease was principally due to lower fixed maturity investment yields and a reduction in invested assets as a result of losses paid related to the Runoff Business, as well as the closing of AutoOne and return of capital to shareholders. Net realized investment gains were $50.8 million in the year ended December 31, 2012, a decrease of $6.0 million compared to $56.8 million in the year ended December 31, 2011. The change in net unrealized investment gains (losses) was an increase of $4.9 million in the year ended December 31, 2012, compared to a decrease in net unrealized investment gains (losses) of $46.2 million in the year ended December 31, 2011.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 4.0% for the year ended December 31, 2012, compared to 3.4% for the year ended December 31, 2011. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 3.2 years excluding short-term investments and approximately 2.8 years including short-term investments at December 31, 2012. Our fixed income portfolio outperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 40 basis points for the year ended December 31, 2012.
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity and other investments portfolio returned 6.4% for the year ended December 31, 2012, compared to 1.1% for the year ended December 31, 2011. Our total common equity securities and convertible fixed maturity investments portfolio returned 7.2% and (1.5)% for the years ended December 31, 2012 and 2011, respectively, or underperformed by 880 basis points and outperformed by 360 basis points, respectively, the S&P 500 Index benchmark. Our total common equity securities and convertible fixed maturity investments portfolio has overweight positions in the gold mining sector compared to the S&P 500 Index and also contains convertible fixed maturity investments whose returns were hurt by rising credit spreads on the fixed maturity component of the instrument. In addition, other investments, which are composed principally of hedge funds and private equities, (underperformed) outperformed the S&P 500 Index by (1,120) basis points and 490 basis points for the years ended December 31, 2012 and 2011, respectively.

Investment Returns—Year ended December 31, 2011 versus year ended December 31, 2010
Overview
Our total pre-tax investment results were $82.0 million, a return of 3.0% for the year ended December 31, 2011, compared to $171.2 million, a return of 4.9% for the year ended December 31, 2010. Net investment income in the year ended December 31, 2011 was $71.4 million, a decrease of $25.2 million, compared to $96.6 million in the year ended December 31, 2010. The decrease was principally due to lower investment yields, a reduction in invested assets as a result of the Personal Lines Transaction, return of capital to shareholders, repurchases of debt and the Commercial Lines Transaction, including the impact of claim payments related to non-specialty commercial lines reserves. Net realized investment gains were $56.8 million in the year ended December 31, 2011, a decrease of $25.1 million compared to $81.9 million in the year ended December 31, 2010. The change in net unrealized investment gains (losses) was a decrease of $46.2 million in the year ended December 31, 2011, compared to a decrease in net unrealized investment gains (losses) of $7.3 million in the year ended December 31, 2010.
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
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity and other investments portfolio returned 1.1% for the year ended December 31, 2011, compared to 13.2% for the year ended December 31, 2010. Our total common equity securities and convertible fixed maturity investments portfolio returned (1.5)% and 16.4% for the years ended December 31, 2011 and 2010, respectively, or 360 basis points worse and 130 basis points better, respectively, than the S&P 500 Index benchmark. Our total common equity securities and convertible fixed maturity investments portfolio has overweight positions in the gold mining sector compared to the S&P 500 Index and also contains convertible fixed maturity investments whose returns were hurt by rising credit spreads on the fixed maturity component of the instrument. In addition, other investments, which are composed principally of hedge funds and private equities, outperformed the S&P 500 Index by 490 basis points for the year ended December 31, 2011 and underperformed by 910 basis points for the year ended December 31, 2011.

Portfolio Composition
The following three investment tables include carrying values of $338.1 million of fixed maturity investments which have been reclassified to assets held for sale in the consolidated balance sheet as part of the Runoff Transaction as of December 31, 2012 and $111.8 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheet as part of the AutoOne Transaction as of December 31, 2011.
The following table presents the composition of our reported investment portfolio balances as of December 31, 2012 and 2011:

	As of December 31,
	2012		2011
Type of Investment	$ in millions	% of total	$ in millions	% of total
Fixed maturity investments	$1,931.4	73.4%	$1,998.0	70.9%
Short-term investments	232.8	8.9	320.0	11.3
Common equity securities	259.0	9.8	266.5	9.5
Convertible fixed maturity investments	62.6	2.4	79.8	2.8
Other investments	143.8	5.5	155.1	5.5
Total	$2,629.6	100.0%	$2,819.4	100.0%
The breakdown of our fixed maturity portfolio, including convertible fixed maturity investments, at December 31, 2012 by credit class, based upon issue credit ratings provided by Standard & Poor's, or if unrated by Standard & Poor's, long-term obligation ratings provided by Moody's, is as follows:

	As of December 31, 2012
Ratings	Amortized Cost	% of Total	Carrying value	% of Total
	($ in millions)
U.S. government and agency obligations	$203.1	10.5%	$204.2	10.2%
AAA/Aaa	287.8	14.8	291.2	14.6
AA/Aa	643.4	33.2	650.6	32.7
A/A	315.1	16.2	328.9	16.5
BBB/Baa	358.0	18.4	381.1	19.1
Other/not rated	134.0	6.9	138.0	6.9
Total	$1,941.4	100.0%	$1,994.0	100.0%
The weighted average duration of our fixed maturity portfolio, including convertible fixed maturity investments, at December 31, 2012 is approximately 3.2 years. The maturity distribution for fixed maturity investments, including convertible fixed maturity investments, held at December 31, 2012 is as follows:

	As of December 31, 2012
Maturity	Amortized Cost	Carrying Value(1)
	($ in millions)
Due within one year	$158.2	$160.2
Due after one through five years	629.5	652.1
Due after five through ten years	141.9	151.9
Due after ten years	15.0	17.2
Asset-backed securities	918.5	927.9
Preferred stocks	78.3	84.7
Total	$1,941.4	$1,994.0

Asset-backed Securities
We purchase commercial and residential mortgage-backed securities to maximize our risk adjusted returns in the context of a diversified portfolio. Our non-agency commercial mortgage-backed portfolio (CMBS) is generally short tenor and structurally senior, with more than 20 points of subordination on average for fixed rate CMBS and approximately 50 points of subordination on average for floating rate CMBS as of December 31, 2012. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. We believe this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of December 31, 2012, on average less than 1% of the underlying loans were reported as non-performing for all CMBS held. We are not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (RMBS) categorized as sub-prime as of December 31, 2012. Our investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of December 31, 2012. We consider sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., we consider investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage backed securities that we categorize as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on our review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2012, we held no mortgage-backed securities that were classified as non-prime. Our non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. We do not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.
The following table summarizes the carrying value of our asset-backed securities as of December 31, 2012 and 2011:

	As of December 31,
	2012			2011
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$551.2	$551.2	$—	$631.0	$631.0	$—
FNMA	13.9	13.9	—	166.8	166.8	—
FHLMC	10.5	10.5	—	4.9	4.9	—
Total agency(1)	575.6	575.6	—	802.7	802.7	—
Non-agency:
Residential	38.1	38.1	—	13.7	11.4	2.3
Commercial	175.4	175.4	—	68.4	68.4	—
Total Non-agency	213.5	213.5	—	82.1	79.8	2.3
Total mortgage-backed securities	789.1	789.1	—	884.8	882.5	2.3
Other asset-backed securities:
Credit card receivables	49.0	43.7	5.3	48.2	48.2	—
Vehicle receivables	81.5	81.5	—	5.3	5.3	—
Other	8.3	8.3	—	—	—	—
Total other asset-backed securities	138.8	133.5	5.3	53.5	53.5	—
Total asset-backed securities	$927.9	$922.6	$5.3	$938.3	$936.0	$2.3
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of our investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2012 are as follows:

	Fair Value	Security Issuance Year
		2006	2007	2010	2011	2012
	($ in millions)
Non-agency RMBS	$38.1	$5.5	$—	$17.1	$15.5	$—
Non-agency CMBS	175.4	—	3.9	6.7	37.6	127.2
Total	$213.5	$5.5	$3.9	$23.8	$53.1	$127.2
Non-agency Residential Mortgage-backed Securities (RMBS)
The classification of the underlying collateral quality and the tranche levels of our non-agency RMBS securities are as follows as of December 31, 2012:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$38.1	$—	$38.1	$—
Non-prime	—	—	—	—
Total	$38.1	$—	$38.1	$—
_______________________________________________________________________________

(1)	At issuance, Super Senior were rated AAA by Standard & Poor's or Aaa by Moody's and were senior to other AAA or Aaa bonds.

(2)	At issuance, Senior were rated AAA by Standard & Poor's or Aaa by Moody's and were senior to non-AAA or non-Aaa bonds.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's or Aaa by Moody's and were junior to other bonds.
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels are as follows as of December 31, 2012:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$170.1	$132.0	$38.1	$—
Floating rate CMBS	5.3	3.9	—	1.4
Total	$175.4	$135.9	$38.1	$1.4
_______________________________________________________________________________

(1)	At issuance, Super Senior were rated AAA by Standard & Poor's, Aaa by Moody's or AAA by Fitch and were senior to other AAA or Aaa bonds.

(2)	At issuance, Senior were rated AAA by Standard & Poor's or Aaa by Moody's and were senior to non-AAA or non-Aaa bonds.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's or Aaa by Moody's and were senior to other bonds.
Liquidity and Capital Resources
Operating cash and short-term investments
Our sources and uses of cash are as follows:
Holding company level.    The primary sources of cash for OneBeacon Insurance Group, Ltd. and certain of our intermediate holding companies are expected to be distributions and tax sharing payments received from our insurance operating subsidiaries, capital raising activities, net investment income, and proceeds from sales and maturities of holding company investments. The primary uses of cash are expected to be interest payments on our debt obligations, repurchases and retirements of our debt obligations, dividend payments on our common shares, common share repurchases, purchases of investments, payments made to tax authorities, contributions to our operating subsidiaries, and holding company operating expenses.
Operating subsidiary level.    The primary sources of cash for our operating subsidiaries are expected to be premium collections, net investment income, capital raising activities, contributions from our holding companies, and proceeds from sales and maturities of investments. The primary uses of cash are expected to be claim payments, policy acquisition and other underwriting expenses, interest payments on internal debt obligations, repurchases and retirements of debt obligations, purchases of investments, and distributions and tax sharing payments made to parent holding companies.
Insurance companies typically collect premiums on policies that they write prior to paying claims made under those policies. During periods of premium growth, insurance companies typically experience positive cash flow from operations, as premium receipts typically exceed claim payments. When this happens, positive cash flow from operations is usually offset by negative cash flow from investing activities, as the positive operating cash flow is used to purchase investments. Conversely, during periods of premium decline, insurance companies typically experience negative cash flow from operations, even during periods in which they report net income, as the claims that they pay exceed the premiums that they collect. When this happens, negative cash flow from operations is typically offset by positive cash flow from investing activities, as invested assets are sold to fund current claim payments. For businesses that are in run-off, cash flow should be neutral as held investments are used to pay claims, loss adjusting, and other operating expenses.
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
Generally, our top tier regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OneBeacon Insurance Company (OBIC), our primary top tier regulated insurance operating subsidiary, has the ability to pay $329.9 million of dividends during 2013 without prior approval of regulatory authorities, subject to the availability of unassigned funds. The amount of dividends available to be paid by OBIC in any given year is also subject to cash flow and earnings generated by OBIC's business, which now just comprises the Runoff Business, as well as to dividends received from its subsidiaries, including Atlantic Specialty Insurance Company (ASIC). At December 31, 2012, OBIC had $0.7 billion of unassigned funds and $0.9 billion of statutory surplus.
As disclosed in Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements, during the fourth quarter of 2012, OneBeacon executed various intercompany reinsurance agreements which, along with other internal capital transactions among our insurance operating subsidiaries, resulted in ASIC becoming the lead insurance company for the ongoing specialty business and OBIC becoming the lead insurance company for the Runoff Business. As a result of the internal restructuring transactions, OBIC's 2012 statutory net income was significantly higher than that of our consolidated combined statutory net income as statutory net losses at lower-tiered subsidiaries more than offset the income recorded at OBIC. Notwithstanding these restructuring transactions, OneBeacon continues to manage its statutory capital on a combined basis. Although OBIC remains a top tier regulated insurance operating subsidiary and maintains sufficient statutory capital to support the Runoff Business, the majority of the group's statutory capital is now included in ASIC to support the ongoing specialty business.
ASIC has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Given the changes in structure noted above, ASIC will likely require prior approval by regulatory authorities in order to pay dividends until it builds up a historical net investment income stream and earned surplus balance under its new structure. At December 31, 2012, ASIC had negative earned surplus and $0.7 billion of statutory surplus.
During 2012, our top tier regulated insurance operating subsidiaries distributed $173.1 million to their immediate parent, representing $114.7 million of dividends, which included the distribution of a regulated insurance subsidiary with a value of $34.0 million, and a return of capital to OneBeacon LLC of $58.4 million.
During 2012, our unregulated insurance operating subsidiaries paid $4.9 million of dividends to their immediate parent.  At December 31, 2012, OneBeacon's unregulated insurance operating subsidiaries had $28.6 million of net unrestricted cash, short-term investments and fixed maturity investments.
During 2012, OneBeacon Ltd. paid $80.1 million of regular quarterly dividends to its common shareholders. At December 31, 2012, OneBeacon Ltd. and its intermediate holding companies had $272.4 million of net unrestricted cash, short-term investments and fixed maturity investments and $33.3 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.
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

The following table illustrates our consolidated insurance float position and four operational leverage ratios based on insurance float and net invested assets as of December 31, 2012 and 2011.

	December 31,
	2012	2011
	($ in millions)
Total investments	$2,291.5	$2,707.6
Cash	43.9	54.9
Cash and investments classified within assets held for sale	338.1	117.3
Accounts receivable on unsettled investment sales	2.1	0.5
Accounts payable on unsettled investment purchases	(6.2)	(22.7)
Net invested assets	$2,669.4	$2,857.6
OneBeacon's common shareholders' equity	$1,014.5	$1,099.8
Debt	274.7	269.7
Total capital	$1,289.2	$1,369.5
Insurance float	$1,380.2	$1,488.1
Insurance float as a multiple of total capital	1.1x	1.1x
Net invested assets as a multiple of total capital	2.1x	2.1x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.4x	1.4x
Net invested assets as a multiple of OneBeacon's common shareholders' equity	2.6x	2.6x
Based on December 31, 2012 balances, insurance float is expected to decrease by approximately $338.1 million as a result of the sale of the Runoff business. During the year ended December 31, 2012, insurance float decreased by $110.5 million, due to the sale of AutoOne.
Financing
Debt
The following table summarizes our debt to capital ratio at December 31, 2012 and 2011:

	December 31,
	2012	2011
	($ in millions)
Senior Notes, carrying value	$274.7	$269.7
OneBeacon's common shareholders' equity	1,014.5	1,099.8
Total capital	$1,289.2	$1,369.5
Ratio of debt to total capital	21.3%	19.7%
We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
In November 2012, OBH issued $275.0 million face value of senior unsecured debt (2012 Senior Notes) through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The 2012 Senior Notes bear an annual interest rate of 4.60% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Insurance Group, Ltd. OBH incurred $2.8 million in expenses related to the issuance of the 2012 Senior Notes (including the $1.8 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the 2012 Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2012 Senior Notes have an effective yield to maturity of approximately 4.7% per annum. The proceeds from the 2012 Senior Notes notes were utilized to repurchase and retire the remaining $269.8 million of 2003 Senior Notes for $275.9 million, which resulted in a $6.3 million loss in the fourth quarter of 2012.

On March 24, 2011, OBH commenced a cash tender offer for up to $150.0 million in aggregate principal amount of the 2003 Senior Notes at a price of $1,045 per $1,000 principal amount. The cash tender offer, which was not subject to the tender of any minimum principal amount of 2003 Senior Notes, expired on April 20, 2011. OBH accepted and retired $150.0 million aggregate principal amount of the Senior Notes for $161.6 million, which resulted in a $12.0 million pre-tax loss in 2011, including transaction fees.
On May 3, 2010, OBH commenced a cash tender offer for up to $200.0 million in aggregate principal amount of the 2003 Senior Notes at a price of $1,027.50 per $1,000 principal amount. The cash tender offer, which was not subject to the tender of any minimum principal amount of 2003 Senior Notes, expired on May 28, 2010. OBH accepted and retired $156.4 million aggregate principal amount of the 2003 Senior Notes, of which $155.2 million was tendered by the early tender deadline, for purchase for $165.4 million, which resulted in a $9.6 million pre-tax loss, including transaction fees.
During the year ended December 31, 2010, OBH repurchased and retired $29.7 million of outstanding 2003 Senior Notes for $30.8 million, which resulted in a $1.2 million loss. During the year ended December 31, 2010, OBIC purchased $1.1 million of outstanding 2003 Senior Notes for $1.1 million.
During the years ended December 31, 2012, 2011 and 2010, we paid $16.4 million, $20.4 million and $29.1 million, respectively, of interest on the 2012 Senior Notes and 2003 Senior Notes (collectively, Senior Notes).
Capital Lease
In December 2011, OBIC, an indirect wholly-owned insurance operating subsidiary of the Company, sold the majority of its fixed assets and capitalized software to OB Services, another indirect wholly-owned subsidiary of the Company. The fixed assets and capitalized software were sold at a cost equal to book value with no intercompany gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp and Fifth Third whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OB Services received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OB Services will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer to OB Services. OBIC recorded the sale of the assets with no gain or loss recognized while OB Services has recorded a capital lease obligation and a capital lease asset. As of December 31, 2012 and 2011, OB Services had a capital lease obligation of $18 million and $23 million, respectively, included within other liabilities and a capital lease asset of $16 million and $23 million, respectively, included within other assets.
Contractual Obligations and Commitments
Below is a schedule of our material contractual obligations and commitments as of December 31, 2012:

	Due in Less Than One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	($ in millions)
Debt	$—	$—	$—	$274.7	$274.7
Interest on debt	12.7	25.3	25.3	63.2	126.5
Loss and LAE reserves(1)	360.0	360.0	160.0	120.0	1,000.0
Long-term incentive compensation	7.4	19.6	3.7	5.1	35.8
Pension and other benefit plan obligations(2)	27.3	7.9	6.9	31.6	73.7
Capital leases	5.3	10.6	1.9	—	17.8
Operating leases	6.7	10.5	8.2	5.9	31.3
Total contractual obligations and commitments	$419.4	$433.9	$206.0	$500.5	$1,559.8

_______________________________________________________________________________

(1)
Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $107.3 million and include the discount on our workers compensation loss and LAE reserves of $4.6 million as of December 31, 2012. These balances exclude amounts included in held for sale as of December 31, 2012 for reinsurance recoverables on unpaid losses of $1.8 billion and loss and LAE reserves of $2.1 billion.

(2)
Includes expected future cash outflows under our non-qualified, non-contributory, defined benefit pension plan and our 401(k) savings and employee stock ownership plan. Our pension plans were curtailed in 2002. See Note 8—"Retirement Plans" of the accompanying consolidated financial statements.

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
The balances included in the table above regarding our long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid cannot be predicted with certainty as the ultimate amounts of these liabilities are based on future performance. The estimated payments reflected in the table are based on current accrual factors (common share price and pay-out percentage) and assume that all outstanding balances were 100% vested as of December 31, 2012.
There are no provisions within our operating lease agreements that would trigger acceleration of future lease payments. As of December 31, 2012, we have accrued $0.1 million net of anticipated sub-lease income for leased space which we have ceased using. The capital lease entered into in conjunction with the sale-leaseback of certain of OneBeacon's fixed assets and capitalized software contains provisions that could trigger an event of default including a failure to pay when due payments under the capital lease. If an event of default were to occur, the lessor would have a number of remedies available including the acceleration of future lease payments or the possession of the property covered under the lease agreement.
We do not finance our operations through the securitization of trade receivables, special purpose entities or synthetic leases. Further, we have not entered into any material arrangement requiring us to guarantee payment of third-party debt, lease payments or to fund losses of an unconsolidated special purpose entity.
We also have future binding commitments to fund certain limited partnership investments. These commitments, which total $16.1 million as of December 31, 2012, do not have fixed funding dates and are therefore excluded from the table above. Our future binding commitment to fund an investment in a tax advantaged federal affordable housing development fund is $5.3 million for 2013.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 5.6 million of its Class A common shares. During the years ended December 31, 2012 and December 31, 2011, no shares were repurchased. During the year ended December 31, 2010, 0.7 million Class A common shares under this authorization were repurchased for $10.5 million and retired.
Cash Flows
Detailed information concerning our cash flows during the years ended December 31, 2012, 2011 and 2010 follows:
Cash flows from operations for the years ended December 31, 2012, 2011 and 2010
Net cash flows (used for) provided from operations were $(53.7) million, $(118.5) million, and $22.4 million, respectively, for the years ended December 31, 2012, 2011 and 2010. Net cash flows for operations in the years ended December 31, 2012, 2011 and 2010 were reduced by the run-off of reserves related to the Commercial Lines Transaction. Net cash flows for operations in the years ended December 31, 2012, 2011 and 2010 were reduced by declining net investment income, primarily due to lower overall portfolio yields, shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base. In addition, cash flows from operations for the year ended December 31, 2010 reflects the impact of the Personal Lines Transaction.

Cash flows from investing and financing activities for the year ended December 31, 2012
During 2012, we declared and paid $80.1 million of regular quarterly cash dividends to holders of OneBeacon's common shares.
During 2012, we received cash proceeds, net of issuance costs, of $271.9 million in connection with the issuance of our 2012 Senior Notes.
During 2012, OBH repurchased and retired the remaining 2003 Senior Notes for $275.9 million, including $269.8 million of outstanding principal and $6.1 million of "make whole" premium.
Acquisitions and Dispositions
During 2012, we completed the sale of a shell company, Pennsylvania General Insurance Company, and received $15.0 million as consideration.
Other Liquidity and Capital Resource Activities
During 2012, we made payments with respect to our long-term incentive compensation plans totaling $14.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 256,751 performance shares and 151,475 performance units for the 2009-2011 performance cycle.
Cash flows from investing and financing activities for the year ended December 31, 2011
During 2011, we declared and paid $79.7 million of regular quarterly cash dividends and $95.1 million of a special dividend to holders of OneBeacon's common shares.
During 2011, OneBeacon Services LLC received cash proceeds of $23.1 million as a result of entering into two sale-leaseback transactions.
During 2011, OBH repurchased and retired a portion of the 2003 Senior Notes for $161.6 million in a cash tender offer, including transaction fees.
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
During 2010, OBIC purchased a portion of the 2003 Senior Notes for $1.1 million.
During 2010, OBH repurchased and retired a portion of the 2003 Senior Notes for $30.8 million.
During 2010, OBH repurchased and retired a portion of the 2003 Senior Notes for $165.4 million in a cash tender offer, including transaction fees.
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
Critical Accounting Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements. The consolidated financial statements presented herein include all adjustments considered necessary by management to fairly present our financial position, results of operations and cash flows.
The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the historical consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
On an ongoing basis, management evaluates its estimates, including those related to fair value measurements, loss and LAE reserves, and reinsurance transactions. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
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

As of December 31, 2012 and 2011, approximately 92% and 93%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in hedge funds and private equity funds, as well as certain investments in debt and equity securities, including asset-backed securities, where quoted market prices are unavailable.
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
Other investments, which are primarily comprised of hedge funds and private equity funds for which the fair value option has been elected, are carried at fair value based upon our proportionate interest in the underlying fund's net asset value, which is deemed to approximate fair value. The fair value of our investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds' underlying investments. We employ a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund's audited financial statements and discussing each fund's pricing with the fund's manager. The fair values of our investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable.
In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund's net asset value. In circumstances where our portion of a fund's net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At December 31, 2012 and 2011, we did not record a liquidity adjustment to the net asset value related to our investments in hedge funds or private equity funds.
As of both December 31, 2012 and 2011, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of December 31, 2012 and 2011 were comprised of $47.3 million and $53.5 million, respectively, in hedge funds, $61.3 million and $65.7 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At December 31, 2012 and 2011, OneBeacon held investments in 8 and 9 hedge funds, respectively, and 17 and 14 private equity funds, respectively. The largest investment in a single fund was $12.9 million and $13.7 million, respectively, at December 31, 2012 and 2011. As of December 31, 2012 and 2011, other investments also included $21.1 million and $21.8 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

The fair value measurements at December 31, 2012 and 2011 for assets recorded in accordance with ASC 825 and any related Level 3 inputs are as follows:

	Fair value at December 31, 2012.	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$197.6	$—	—%
Debt securities issued by corporations	711.5	—	—
Municipal obligations	3.2	—	—
Asset-backed securities	927.9	5.3	0.6
Foreign government obligations	6.5	—	—
Preferred stocks	84.7	70.8	83.6
Fixed maturity investments	1,931.4	76.1	3.9
Short-term investments	232.8	—	—
Common equity securities	259.0	0.1	—
Convertible fixed maturity investments	62.6	—	—
Other investments(2)	122.7	122.7	100.0
Total(2)	$2,608.5	$198.9	7.6%

	Fair value at December 31, 2011(1)	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$215.4	$—	—%
Debt securities issued by corporations	758.7	—	—
Municipal obligations	2.2	—	—
Asset-backed securities	938.3	2.3	0.2
Foreign government obligations	8.1	—	—
Preferred stocks	75.3	63.8	84.7
Fixed maturity investments	1,998.0	66.1	3.3
Short-term investments	320.0	—	—
Common equity securities	266.5	0.8	0.3
Convertible fixed maturity investments	79.8	—	—
Other investments(2)	133.3	133.3	100.0
Total(2)	$2,797.6	$200.2	7.2%
_______________________________________________________________________________

(1)
Includes $338.1 million and $111.8 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2012 and 2011 consolidated balance sheets as part of the Runoff Transaction and AutoOne Transaction, respectively.

(2)
Excludes the carrying value of $21.1 million and $21.8 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of December 31, 2012 and 2011.

At December 31, 2012 and 2011, we held one private preferred stock that represented approximately 84% and 85%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.
In addition to the investment portfolio described above, we had $36.9 million of liabilities recorded at fair value and included in other liabilities as of December 31, 2011. These liabilities relate to securities that were sold short by a limited partnership in which we invested and were required to consolidate in accordance with GAAP. As of December 31, 2011, all of the liabilities included in the $36.9 million were classified as Level 1 measurements. These liabilities were no longer held at December 31, 2012 as the partnership was sold.
The changes in Level 3 fair value measurements for the year ended December 31, 2012 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2012	$66.1	$0.8	$—	$133.3	$200.2
Amortization/accretion	0.2	—	—	—	0.2
Total net realized and unrealized gains (losses)	7.1	(0.1)	—	7.7	14.7
Purchases	53.8	—	—	8.6	62.4
Sales	(42.5)	—	—	(26.9)	(69.4)
Transfers in	5.3	—	—	—	5.3
Transfers out	(13.9)	(0.6)	—	—	(14.5)
Balance at December 31, 2012	$76.1	$0.1	$—	$122.7	$198.9
_______________________________________________________________________________

(1)	Excludes the carrying value of $21.1 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.
“Transfer in” to Level 3 fixed maturity investments of $5.3 million for the year ended December 31, 2012 consists of one asset-backed security for which the estimated fair value was determined using a single broker quote.
"Transfers out" of Level 3 fixed maturity investments and common equity securities of $14.5 million for the year ended December 31, 2012 were comprised of securities which had been previously classified as a Level 3 measurement and were recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.
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
Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the "claim-tail". The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for liability/casualty coverages, such as automobile liability, general liability, products liability, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, we may adjust our reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.
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
Upon completion of each quarterly review, our actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management's best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels in the future. Typically, these factors exist when management and our actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs and legal and regulatory developments. At December 31, 2012 and 2011, total carried reserves, including reserves that are presented as liabilities held for sale in the December 31, 2012 balance sheet related to the Runoff Business, were 6% and 10%, respectively, above the actuarial point estimate.
Asbestos and Environmental (A&E) Reserves
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
We also incurred A&E losses via our participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association, or ECRA, which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which we bear approximately a 4.6% and 4.7% share, respectively, at December 31, 2012 and 2011, or $66.9 million and $77.1 million, respectively, at December 31, 2012 and 2011, which is fully reflected in our loss and LAE reserves.
More recently, since the 1990s, we have experienced an influx of claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs' exposure to asbestos allegedly occurred. At December 31, 2012, 481 policyholders had asbestos-related claims against us. In 2012, 106 new insureds with such peripheral involvement presented asbestos claims under prior policies we had written.
Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought from insurers such as us payment for asbestos claims under the premises and operations coverage of their liability policies, which may not be subject to similar aggregate limits. We expect this trend to continue. However, to date there have been fewer of these premises and operations coverage claims than product liability coverage claims. This may be due to a variety of factors, including that it may be more difficult for underlying plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant's negligence, rather than products liability under which strict legal liability applies. Premises and operations claims may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, there is a great deal of variation in damages awarded for the actual injuries. As of December 31, 2012, there were approximately 379 active claims by insureds against us without product liability coverage asserting operations or premises coverage, which may not be subject to aggregate limits under the policies.
Immediately preceding the OneBeacon Acquisition, we purchased a reinsurance contract with NICO under which we are entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by us in 1992 and prior, environmental claims arising from business written by us in 1987 and prior, and certain other exposures. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of our third-party reinsurers in existence at the time the NICO Cover was executed, or Third-Party Recoverables. As a result, the Third-Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of us. Any amounts uncollectible from third-party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement with us. Third-Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments from 2000 through 2012, approximately 47% of A&E losses have been recovered under the historical third-party reinsurance.
During 2011, we completed a study of our legacy A&E exposures. Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion reinsurance cover issued by NICO. Based on the results of the study, we increased the point estimate of incurred losses ceded to NICO from $2.2 billion to $2.3 billion, an increase of $121.9 million, net of underlying reinsurance. Due to the NICO Cover, there was no impact to income or equity from the change in the estimate.
As part of our previously described actuarial review process, we review A&E activity each quarter and compare that activity to what was assumed in the most recently completed study. As of December 31, 2012, we noted no change in the range of reasonable outcomes around our best estimate described above.
As noted above, we have ceded estimated incurred losses of approximately $2.3 billion to the NICO Cover at December 31, 2012. Since entering into the NICO Cover, approximately 9% of the $2.3 billion of utilized coverage relates to uncollectible Third-Party Recoverables and settlements on Third-Party Recoverables through December 31, 2012. Net losses paid totaled $1.5 billion as of December 31, 2012. To the extent that actual experience differs from our estimate of incurred A&E losses and Third-Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover.
Our reserves for A&E losses, net of Third-Party Recoverables but prior to NICO recoveries, were $0.7 billion at December 31, 2012. An industry benchmark of reserve adequacy is the "survival ratio," computed as a company's reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. Our survival ratio was 10.4 at December 31, 2012. This was computed as the ratio of A&E reserves, net of Third-Party Recoverables prior to the NICO Cover of $0.7 billion plus the remaining unused portion of the NICO Cover of $198.3 million, to the average A&E loss payments over the three-year period ended December 31, 2012, net of Third-Party Recoverables. Our survival ratio was 13.3 years at December 31, 2011. We believe that as a result of the NICO Cover and our historical third-party reinsurance programs, we should not experience material financial loss from A&E exposures under current coverage interpretations and that our survival ratio compares favorably to industry survival ratios. However, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid using recent annual average payments subject to adjustments for unusual items. Many factors, such as aggressive settlement procedures, mix of business and coverage provided, have a significant effect on the amount of A&E reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.
Our reserves for A&E losses at December 31, 2012 represent management's best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean-up cost increases and industry settlement practices, limit our ability to accurately estimate ultimate liability and we may be subject to A&E losses beyond currently estimated amounts. In addition, we remain liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. See Note 3—"Reserves for Unpaid Loss and LAE—Asbestos and environmental loss and LAE reserve activity" of the accompanying consolidated financial statements for more information regarding our A&E reserves.
A&E Claims Activity
Our A&E claims activity, substantially all of which relates to Runoff Business, the operations of which have been included in discontinued operations and the loss and LAE reserves of which are included in liabilities held for sale on the December 31, 2012 consolidated balance sheet, is illustrated in the table below:

	Year ended December 31,
	2012	2011
Asbestos
Accounts with asbestos claims at the beginning of the year	460	478
Accounts reporting asbestos claims during the year	106	94
Accounts on which asbestos claims were closed during the year	(85)	(112)
Accounts with asbestos claims at the end of the year	481	460

Environmental
Accounts with environmental claims at the beginning of the year	315	353
Accounts reporting environmental claims during the year	102	57
Accounts on which environmental claims were closed during the year	(111)	(95)
Accounts with environmental claims at the end of the year	306	315

Total
Total accounts with A&E claims at the beginning of the year	775	831
Accounts reporting A&E claims during the year	208	151
Accounts on which A&E claims were closed during the year	(196)	(207)
Total accounts with A&E claims at the end of the year	787	775
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
For loss and allocated loss adjustment expense reserves, excluding A&E, the key assumption as of December 31, 2012 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the exception of severity trends. Severity trends have been relatively stable over the relevant historical period. The actuarial methods use would project losses assuming continued stability in severity trends. Management has considered future increases in loss severity trends including the impact of inflation in making its reserve selections.
The major causes of material uncertainty (reserving factors) generally will vary for each product line, as well as for each separately analyzed component of the product line. The following section details reserving factors by product line. There could be other reserving factors that may impact ultimate claim costs. Each reserving factor presented will have a different impact on estimated reserves. Also, reserving factors can have offsetting or compounding effects on estimated reserves. For example, in workers compensation, the use of expensive medical procedures that result in medical cost inflation may enable workers to return to work faster, thereby lowering indemnity costs. Thus, in almost all cases, it is impossible to discretely measure the effect of a single reserving factor and construct a meaningful sensitivity expectation. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.
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
Commercial automobile liability
The commercial automobile product line is a mix of property and liability coverages and, therefore, includes both short- and long-tail coverages. The payments that are made quickly typically pertain to automobile physical damage (property) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Commercial automobile reserves are typically analyzed in two components; liability and collision/comprehensive claims. This second component has minimum reserve risk and fast payouts and, accordingly, separate reserving factors are not presented. The liability component includes claims for both bodily injury and property damage. In general, claim reporting lags are minor, claim complexity is not a major issue, and the line is viewed as high frequency, low to moderate severity.
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
Prior Loss and LAE Development Discussions by Year – Ongoing Business
The prior loss and LAE development discussion by year below relate to ongoing business (Ongoing Business) that is included in the Specialty Products and Specialty Industries segments.
Loss and LAE development—2012
During the year ended December 31, 2012, OneBeacon experienced $7.4 million of favorable loss and LAE reserve development on prior accident year reserves. During 2010, management began separately reviewing loss reserves for some business which had been previously managed as a part of OneBeacon's former commercial lines underwriting unit. As of December 31, 2011, the reserves for these businesses had been selected based on expected emergence which was based in large part on the historic loss development of the former commercial lines underwriting unit. The favorable reserve development was primarily due to emergence which continued to be lower than expected for these businesses, particularly in the workers' compensation, multiple peril liability and general liability lines. This favorable development was offset somewhat by adverse development on a few excess property claims.
Loss and LAE development—2011
During the year ended December 31, 2011, OneBeacon experienced $29.8 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines.
With respect to the favorable loss reserve development, at December 31, 2010, management had revised its expectations downward for future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during the year ended December 31, 2011, losses continued to be lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. The impact of this revised estimate was a decrease to professional liability reserves of $11.5 million.
During 2010, management began separately reviewing loss reserves for some business which had been previously managed as a part of OneBeacon's former commercial lines underwriting unit. As of December 31, 2010, the reserves for these businesses had been selected based on expected emergence which was based on the historic loss development of the former commercial lines underwriting unit. However, during 2011 the actual emerged experience for these businesses was significantly lower than the expected emergence. As a result of this favorable emergence, management lowered the loss reserves for these businesses by $14.0 million, which also affect the Specialty Industries and Specialty Products segments.
In addition to the development described for the lines of business above, management also recorded a $4.3 million net decrease in reserves in other lines of business as a result of its review of loss reserves at December 31, 2011. The change in reserves for each other line of business was not individually significant.

Loss and LAE development—2010
During the year ended December 31, 2010, OneBeacon experienced $36.0 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines, as well as development on personal lines business. The favorable development also included a $7.5 million release of commercial catastrophe reserves associated with storms occurring in 2004 and 2005.
Specifically, at December 31, 2009, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during the year ended December 31, 2010, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. The impact of this revised estimate was a decrease to professional liability reserves of $19.3 million.
At December 31, 2009, management had recorded $7.5 million of reserves for certain claims related to catastrophes from accident years 2004 and 2005 related to excess property business. During the year ended December 31, 2010, these claims were resolved for amounts below OneBeacon's policy coverage therefore the reserves were no longer necessary. In addition to the development described for the lines of business above, management also recorded a $9.2 million net decrease in IBNR in other lines of business, primarily personal lines, as a result of its review of loss reserves at December 31, 2010. The change in reserves for each other line of business was not individually significant.
Prior Loss and LAE Development Discussions by Year – Runoff Business
Loss and LAE development—2012
During the year ended December 31, 2012, OneBeacon experienced $40.4 million of net unfavorable loss reserve development related to discontinued operations primarily driven by case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. In addition, there was a change in the workers' compensation tabular discount rate from 4.5% to 3.5% that resulted in net unfavorable loss reserve development of $15.2 million.
Loss and LAE development—2011
During the year ended December 31, 2011, OneBeacon experienced $26.7 million of net unfavorable loss reserve development from the runoff business. The net unfavorable loss reserve development resulted from a detailed review of runoff expenses, principally unallocated loss adjustment expenses (ULAE), completed during the fourth quarter of 2011. Specifically, OneBeacon completed a detailed review of loss and defense and cost containment expenses (allocated LAE, or ALAE) and other adjusting expenses (ULAE) during the fourth quarter of 2011. The analysis considered costs, based on current non-staff expenses and staffing projections for the runoff business, as OneBeacon continued efforts to segregate its claims operations between ongoing claims and runoff claims. The analysis also factored in the revised definition of runoff claims to include the non-specialty commercial lines business that was exited via the renewal rights agreement sale beginning with January 1, 2010 effective dates.
Loss and LAE development—2010
During the year ended December 31, 2010, OneBeacon experienced $23.1 million of net favorable loss reserve development from the runoff business. The net favorable loss reserve development was primarily due to lower than expected severity on multiple peril liability lines and other general liability lines, particularly for accident years 2004 through 2009. As a result of the lower than expected case incurred loss and ALAE, actuarial methods based on case incurred losses produced lower estimated ultimate losses, resulting in lower estimates of required IBNR. Additionally, during the year ended December 31, 2010, AutoOne experienced $6.0 million of adverse loss reserve development.

Unpaid Loss and LAE Reserves by Line of Business
Unpaid loss and LAE reserves, net of reinsurance recoverable on unpaid losses, at December 31, 2012 and 2011 were as follows:

	December 31, 2012(1)			December 31, 2011
	Case	IBNR	Total	Case	IBNR	Total
	($ in millions)
Ongoing Business	$324.7	$568.0	$892.7	$296.5	$510.5	$807.0
Runoff Business	164.3	47.5	211.8	225.4	158.7	384.1
Total	$489.0	$615.5	$1,104.5	$521.9	$669.2	$1,191.1
_______________________________________________________________________________

(1)	Amounts included in Runoff Business as of December 31, 2012 include case and IBNR reserves that have been reclassified to liabilities held for sale in the December 31, 2012 consolidated balance sheet.
Unpaid loss and LAE reserves, net of reinsurance recoverable on unpaid losses, for our Ongoing Business by line of business at December 31, 2012 and 2011 were as follows:

	December 31, 2012			December 31, 2011
	Case	IBNR	Total	Case	IBNR	Total
	($ in millions)
Automobile liability	$33.3	$27.5	$60.8	$28.2	$25.9	$54.1
General liability - occurrence	43.8	123.5	167.3	41.1	108.8	149.9
General liability - claims made	58.3	171.3	229.6	51.4	163.6	215.0
Medical malpractice	57.7	114.9	172.6	45.1	116.1	161.2
Other casualty	51.8	29.5	81.3	48.6	34.6	83.2
Workers compensation	33.3	37.9	71.2	26.0	30.0	56.0
Property	24.8	35.0	59.8	38.1	11.4	49.5
Other	21.7	28.4	50.1	18.0	20.1	38.1
Total	$324.7	$568.0	$892.7	$296.5	$510.5	$807.0
Range of Reserves
Our range of reserve estimates at December 31, 2012 was evaluated to consider the strengths and weaknesses of the actuarial methods applied against our historical claims experience data. The following table shows the recorded unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses, and the high and low ends of our range of reasonable loss and LAE reserve estimates at December 31, 2012. The high and low ends of our range of reserve estimates in the table below are based on the results of various actuarial methods described above.

	December 31, 2012
	Low	Recorded	High
	($ in millions)
Ongoing Business	$740.4	$892.7	$974.8
Runoff Business	136.8	211.8	295.8

The following table shows the recorded reserves and the high and low ends of our range of reasonable loss and LAE reserves, net of reinsurance recoverable on unpaid losses, estimates for our Ongoing Business by line of business at December 31, 2012.

	December 31, 2012
	Low	Recorded	High
	($ in millions)
Automobile liability	$55.1	$60.8	$63.4
General liability - occurrence	128.1	167.3	184.0
General liability - claims	183.8	229.6	264.1
Medical malpractice	137.5	172.6	195.8
Other casualty	75.4	81.3	82.8
Workers compensation	57.3	71.2	71.6
Property	57.2	59.8	62.6
Other	46.0	50.1	50.5
Total	$740.4	$892.7	$974.8
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
The percentages shown in the following table represent the linear interpolation of where OneBeacon's recorded loss and LAE reserves, net of reinsurance recoverable on unpaid losses, are within the range of reserves estimates at December 31, 2012 and 2011, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%. The middle of the range (50%) does not necessarily represent the actuarial indication within the range of possible outcomes. During 2012, we modeled the range of reserves for our Ongoing Business at a more refined line of business level than we had previously used; the prior period has been restated to reflect the more refined range.

	December 31,
	2012	2011
	(expressed as a percentage of the range)
Ongoing Business	65%	73%
Runoff Business	47	57
Total	58%	66%
In selecting its best estimate, management continues to monitor the impact of future increases in inflation, including adverse changes in tort liability. These types of changes could result in deterioration in the loss reserves. During 2012, inflation continued to emerge in the loss data for some lines of business which increased the actuarial indications and related estimated range of outcomes. Since these changes in inflation assumptions are now being partially reflected in the actuarial methods, management does not need to select reserves as high in the range of actuarial indications. This has had some impact on most lines but has a particular impact on general liability – claims made and medical malpractice within both OneBeacon's Ongoing Business and its Runoff Business. Additionally, as OneBeacon continues to pay down the obligations associated with its Runoff

Business, the uncertainly and volatility associated with those reserves is also declining such that carried reserves, which continue to exceed  actuarial indications, are expectedly closer to the middle of the range.
Also in 2012, as discussed above, management lowered held reserves in several businesses that had been previously managed as part of OneBeacon's former commercial lines underwriting group. This development was primarily workers compensation and general liability occurrence. This favorable development resulted in recorded reserves being lower in the range as of December 31, 2012 compared to December 31, 2011.
The percentages shown in the following table represent the linear interpolation of where our recorded loss and LAE reserves on our Ongoing Business, net of reinsurance recoverable on unpaid losses, are within the range of reserves estimates by line of business at December 31, 2012 and 2011. Similar to the preceding table, the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%.

	December 31,
	2012	2011
	(expressed as a percentage of the range)
Automobile liability	69%	68%
General liability - occurrence	70	84
General liability - claims	57	64
Medical malpractice	60	71
Other casualty	80	82
Workers compensation	97	100
Property	49	88
Other	92	35
Total	65%	73%
Sensitivity Analysis
The following discussion includes disclosure of possible variations from current estimates of loss reserves in our Ongoing Business and Runoff Businesses due to a change in certain key assumptions. Each of the impacts described below is estimated individually, without consideration for any correlation among key assumptions or among lines of business. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for our reserves in total. It is important to note that the variations discussed are not meant to be a worst-case scenario, and therefore, it is possible that future variations may be more than amounts discussed below.

•
Workers compensation:  Recorded loss and LAE reserves, net of reinsurance recoverables, for Ongoing and Runoff Business workers compensation were $253.8 million at December 31, 2012. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by approximately $46 million at December 31, 2012, in either direction.

•
Professional liability:  Recorded loss and allocated loss adjustment expense reserves, net of reinsurance recoverables, for professional liability were $409.5 million at December 31, 2012. A key assumption for professional liability is the implicit loss cost trend, particularly the severity inflation trend component of loss costs. Across the entire reserve base, a 5.0 point change in assumed annual severity would have changed the estimated net reserve by approximately $68 million at December 31, 2012, in either direction.

•
Multiple peril liability:  Recorded loss and LAE reserves for the Ongoing and Runoff Businesses, net of reinsurance recoverables excluding the GRC Cover, for multiple peril were $142.3 million at December 31, 2012. Reported loss development patterns are a key assumption for these lines of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If case reserve adequacy for multiple peril claims changed by 10.0 points this would have changed the estimated net reserve by approximately $14 million at December 31, 2012, in either direction.

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
In connection with the OneBeacon Acquisition, Aviva caused us to purchase reinsurance contracts with two reinsurance companies rated "A++" ("Superior", the highest of sixteen financial strength ratings) by A.M. Best and "AA+" ("Very Strong", the second highest of twenty-one financial strength ratings) by Standard & Poor's. One is a reinsurance cover with NICO which entitles us to recover up to $2.5 billion in ultimate loss and LAE incurred related to asbestos claims arising from business written prior to 1992, environmental claims arising from business written prior to 1987 and certain other latent exposures. As of December 31, 2012, we have ceded estimated incurred losses of approximately $2.3 billion to NICO under the NICO Cover. The other contract is a reinsurance cover with GRC for up to $570 million of additional losses on all claims arising from accident years 2000 and prior. As of December 31, 2012, we have ceded estimated incurred losses of $562 million to GRC under the GRC Cover. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP. NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway Inc. All of these balances relate to the Runoff Business, the operations of which are included in discontinued operations and the balances as of December 31, 2012 of which have been included in assets or liabilities held for sale on the consolidated balance sheet.
The collectibility of reinsurance recoverables is subject to the solvency and willingness to pay of the reinsurer. We are selective in choosing our reinsurers, placing reinsurance principally with those reinsurers with a strong financial condition, industry ratings and underwriting ability. Management monitors the financial condition and ratings of our reinsurers on an ongoing basis. See Note 4—"Reinsurance" and Note 19—"Discontinued Operations" of the accompanying consolidated financial statements for additional information on our reinsurance programs.
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
The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our fixed maturity and convertible fixed maturity investments and pension fixed maturity and convertible fixed maturity investments:

	Fair value at December 31, 2012	Assumed change in relevant interest rate	Estimated fair value after change in interest rate	After tax increase (decrease) in carrying value
	($ in millions)
Fixed maturity and convertible fixed maturity investments(1)	$1,994.0	100 bp decrease	$2,016.4	$15.0
		50 bp decrease	2,010.4	11.0
		50 bp increase	1,968.0	(17.4)
		100 bp increase	1,941.3	(35.4)
Qualified pension plan fixed maturity and convertible fixed maturity investments(2)	$36.4	100 bp decrease	$36.6	$0.1
		50 bp decrease	36.5	0.1
		50 bp increase	36.1	(0.1)
		100 bp increase	35.9	(0.3)
_______________________________________________________________________________

(1)
Assumes no sensitivity to general interest rate movements for $3.4 million of defaulted bonds and $17.8 million of convertibles whose market values are significantly influenced by the underlying stock.

(2)	Assumes no sensitivity to general interest rate movements for $1.9 million of defaulted bonds and $8.3 million of convertibles whose market values are significantly influenced by the underlying stock.
Long-term obligations.    As of December 31, 2012, our interest and dividend bearing long-term obligations consisted of the 2012 Senior Notes which have a fixed interest rate. As a result, our exposure to interest rate risk resulting from variable interest rate obligations is insignificant.
The Senior Notes were issued in 2012 and mature on November 9, 2022. At December 31, 2012, the fair value of the Senior Notes was $282.4 million, which compared to a carrying value of $274.7 million. The fair value of this obligation was estimated by using quoted market prices.
Credit Spread Risk
Sensitivity analysis of spread risk
Our overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. Widening and tightening of spreads generally translate into decreases and increases in fair values of fixed maturity investments, respectively.
The table below summarizes the estimated effects of hypothetical widening and tightening of pre-tax credit spreads for different classes of our fixed maturity and convertible fixed maturity portfolios. In estimating the impact of hypothetical tightening of spreads, for fixed maturity investments yielding more than the 3 year Constant Maturity Treasury Index (CMT Index) as of December 31, 2012, to the extent their yields would have decreased to levels lower than the 3 year CMT Index as of December 31, 2012, we limited their price appreciation to a level equal to the yield of the 3 year CMT Index. For fixed maturity investments yielding less than the 3 year CMT Index as of December 31, 2012, we assumed no price appreciation.

	December 31, 2012 Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
	($ in millions)
U.S. Government and agency obligations	$197.6	$—	$—	$—	$—
Foreign government obligations	6.5	0.1	—	—	(0.1)

	December 31, 2012 Fair Value	Tighten 100	Tighten 50	Widen 50	Widen 100
	($ in millions)
Agency mortgage-backed securities	$575.6	$14.5	$9.0	$(9.2)	$(18.2)
Other asset-backed securities	138.8	1.1	0.8	(1.2)	(2.3)

	December 31, 2012 Fair Value	Tighten 200	Tighten 100	Widen 100	Widen 200
Debt securities issued by corporations(1)	$708.1	$28.1	$19.9	$(21.3)	$(41.7)
Municipal obligations	3.2	0.4	0.2	(0.2)	(0.3)
Convertible fixed maturity investments(1)	44.8	0.8	0.6	(0.8)	(1.6)
____________________________________________________________________________

(1)
Assumes no sensitivity to general credit spread movements for $3.4 million of defaulted bonds and $17.8 million of convertibles whose market values are significantly influenced by the underlying stock.

	December 31, 2012 Fair Value	Tighten 400	Tighten 200	Widen 200	Widen 400
Non-agency commercial mortgage-backed securities	$175.4	$2.1	$2.0	$(8.2)	$(15.9)

	December 31, 2012 Fair Value	Tighten 600	Tighten 300	Widen 300	Widen 600
Preferred stocks	$84.7	$7.4	$5.9	$(16.3)	$(32.3)
Non-agency residential mortgage-backed securities	38.1	1.4	1.0	(1.8)	(3.4)
The table below summarizes the estimated effects of hypothetical widening and tightening of spreads on our qualified pension plan fixed maturity investments.

	December 31, 2012 Fair Value	Tighten 200	Tighten 100	Widen 100	Widen 200
	($ in millions)
Convertible fixed maturity investments(1)	$26.2	$0.5	$0.4	$(0.5)	$(1.0)
Debt securities issued by corporations(1)	—	—	—	—	—

(1)	Assumes no sensitivity to general credit spread movements for $1.9 million of defaulted bonds and $8.3 million of convertibles whose market values are significantly influenced by the underlying stock.
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
The following illustrates the estimated pre-tax effect on December 31, 2012 fair values carried on the consolidated balance sheet, resulting from hypothetical changes in market value:

	Change in fair value
	10% decline	10% increase	30% decline	30% increase
	($ in millions)
Common equity securities	$(25.9)	$25.9	$(77.7)	$77.7
Hedge funds	(4.7)	4.7	(14.1)	14.1
Private equity funds	(6.1)	6.1	(18.3)	18.3
Returns on common equity securities are measured against the S&P 500 Index. Hedge funds and private equity funds returns are commonly measured against the benchmark returns of hedge fund indices, such as the HFRX Equal Weighted Strategies Index, and/or the S&P 500 Index. The historical returns for each index in the past 5 full years are listed below:

	Year ended December 31,
	2012	2011	2010	2009	2008
HFRX Equal Weighted Strategies Index	250.0%	(6.2)%	5.3%	11.4%	(21.9)%
S&P 500 Index	16.0	2.1	15.1	26.5	(37.0)
Foreign Exposure Risk
Our investment portfolio consists of financial and non-financial fixed maturity, common equity and convertible fixed maturity investments issued by more than 11 countries worldwide. The United States represents the country of issue for approximately 90% of our fixed maturity, common equity and convertible fixed maturity portfolio and we have minimal sovereign risk exposure to European peripheral countries such as Ireland, Greece, Portugal, Spain and Italy. Our direct exposure to these countries is comprised solely of non-financial common equity securities and represents only 0.1% of our fixed maturity, common equity and convertible fixed maturity investments at December 31, 2012. In addition, we could have indirect exposure to European peripheral countries through securities issued from non-peripheral countries as issuers of those securities could have exposure to European peripheral countries.
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

The CEO and the CFO of OneBeacon (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based on this evaluation, the CEO and CFO have concluded that as of December 31, 2012, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
The CEO and the CFO have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on that evaluation, the CEO and CFO have concluded that our internal control over financial reporting is effective. Management's annual report on internal control over financial reporting is included on page F-84 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-85 of this report.
There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2012.
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
a.        Directors
Reported under the caption "The Board of Directors" in the Company's 2013 Definitive Proxy Statement, and incorporated herein by reference.
b.        Executive Officers
 Executive Officers of the Registrant as of February 28, 2013:

Name	Age	Position(s)
T. Michael Miller	54	Director, President and Chief Executive Officer
Paul H. McDonough	48	Senior Vice President and Chief Financial Officer
Paul J. Brehm	52	Executive Vice President, Chief Risk Officer
Dennis A. Crosby	54	Executive Vice President
Maureen A. Phillips	58	Senior Vice President and General Counsel
Paul F. Romano	53	Executive Vice President
John C. Treacy	49	Chief Accounting Officer and Treasurer
Set forth below is information concerning our directors and executive officers as of the date of this filing:
T. Michael Miller has been President and Chief Executive Officer of the Company since October 2006. Mr. Miller joined OneBeacon in April 2005 to assume responsibility for OneBeacon's insurance operations. Throughout his tenure at OneBeacon, Mr. Miller has also held various chief executive positions with OneBeacon entities. Mr. Miller's experience prior to joining OneBeacon, includes 10 years at St. Paul Travelers, most recently as Co-Chief Operating Officer, and14 years with The Chubb Corporation.
Paul H. McDonough has been Senior Vice President and Chief Financial Officer of the Company since March 2009. Mr. McDonough was appointed Vice President and Chief Financial Officer of the Company in October 2006. Throughout his tenure at OneBeacon, Mr. McDonough has held various positions with OneBeacon entities. Prior to joining OneBeacon in December 2005, Mr. McDonough served as Executive Vice President and Chief Financial Officer of BJ's Wholesale Club, and as Treasurer for St. Paul Travelers, where he worked from 1999-2004. Prior to joining St. Paul Travelers, Mr. McDonough served in various finance roles with Sears and Chevron.
Paul J. Brehm has been Executive Vice President of OB Services since February 2013. Mr. Brehm has served as Chief Risk Officer of OneBeacon since March 2010. Mr. Brehm joined OneBeacon in 2008 as the Chief Actuary for the Specialty

Insurance operations and has held various positions with OneBeacon entities. Prior to joining OneBeacon, Mr. Brehm was a Managing Director at Guy Carpenter from 2005 to 2008. Prior to Guy Carpenter, he worked at St. Paul Travelers for 22 years, most recently as Chief Actuary.
Dennis A. Crosby has been Executive Vice President of OB Services since January 2012. Mr. Crosby joined OneBeacon in July 2010 and has served as the chief executive overseeing various OneBeacon specialty insurance businesses. Prior to joining OneBeacon, Mr. Crosby was with ACE from 2004 through 2010, serving as President and CEO of ACE Westchester and Chairman of ACE Commercial Risk Services. Prior to his 6 years at ACE, he spent 23 years with St. Paul Travelers in a variety of senior roles including commercial middle market, insurance operations and public sector services.
Maureen A. Phillips became Senior Vice President and General Counsel of the Company in February 2012. Ms. Phillips has held various positions with OneBeacon entities. Prior to joining OneBeacon, Ms. Phillips was Senior Vice President and Chief Legal Officer of Allianz Life Insurance Company of North America since 2008. Ms. Phillips served as Senior Counsel at Fairview Health Services from 2006 to 2008. Her prior experience includes senior legal positions at St. Paul Travelers where she spent 17 years.
Paul F. Romano has been Executive Vice President of OB Services since January 2012. Mr. Romano joined OneBeacon in March 2008 as President of OneBeacon Professional Insurance. Mr. Romano previously was responsible for underwriting, business development and marketing with Darwin Professional Underwriters from 2003 to 2008 His prior experience includes leading Chubb Specialty's health care underwriting division. Mr. Romano spent the early part of his career with Aetna in the group insurance and managed care business.
John C. Treacy became Chief Accounting Officer and Treasurer of the Company in February 2013 after joining OneBeacon in May of 2012. Mr. Treacy holds various positions with various OneBeacon entities. Prior to joining OneBeacon, Mr. Treacy served as Chief Financial Officer for Berkley Risk from 2009 to 2012 and for JB Collins from 2007 to 2009. Mr. Treacy also served as Senior Vice President and Corporate Controller at Zurich North America from 2005 to 2007 and, previously in the same role, at St. Paul Travelers where he worked for 16 years. Prior to joining St. Paul Travelers, he practiced public accounting with Ernst & Young.
c.        Audit Committee Financial Expert
Reported under the caption "Corporate Governance—Committees of the Board—Audit Committee" of the Company's 2013 Definitive Proxy Statement, and incorporated herein by reference.
d.        Compliance with Section 16(a) of the Exchange Act
Reported under the caption "Compliance with Section 16(a) of the Exchange Act" of the Company's 2013 Definitive Proxy Statement, and incorporated herein by reference.
e.        Code of Ethics
The Company's Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is posted on the Company's website at www.onebeacon.com.
f.        Nominating Committee
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors. The procedures for shareholders to nominate directors may be found in the Company's 2013 Definitive Proxy Statement, and incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
Reported under the captions "Compensation of Executive Officers", "Compensation Committee Report", "Compensation of Directors", and "Compensation Committee Interlocks and Insider Participation" of the Company's 2013 Definitive Proxy Statement, and incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Reported under the captions "Voting Securities and Principal Holders Thereof" and "Equity Compensation Plan Information" of the Company's 2013 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reported under the caption "Transactions with Related Person, Promoters and Certain Control Persons" and "Corporation Governance" of the Company's 2013 Definitive Proxy Statement, and incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Reported under the caption "Independent Registered Public Accountant Fees and Services" of the Company's 2013 Definitive Proxy Statement, and incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.    Documents Filed as Part of the Report
The financial statements and financial statement schedules and reports of independent auditors have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page F-1 of this report. A listing of exhibits filed as part of the report appears below.
b.    Exhibits
EXHIBIT INDEX

Exhibit No.		Description
1.1	**	Form of Underwriting Agreement incorporated by reference to Exhibit 1.1 to the Company's Registration Statement on Form S-1 Amendment No. 4 filed on November 3, 2006 (Commission File No. 333-136287).

1.1.1	**
Underwriting Agreement dated November 6, 2012, among OneBeacon U.S. Holdings, Inc., the Company, and Barclays Capital Inc., HSBC (USA) Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on November 8, 2012.

2.1.1	**
Separation Agreement between White Mountains Insurance Group, Ltd. and OneBeacon Insurance Group, Ltd incorporated by reference to Exhibit 2.1 to the Company Registration Statement on Form S-4 Amendment No. 3 filed on October 20, 2006 (Commission File No. 333-136287).

3.1	**
Memorandum of Association of OneBeacon Insurance Group, Ltd incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 Amendment No. 2 filed on October 10, 2006 (Commission File No. 333-136287).

3.1.1	**
Certificate of Deposit of Memorandum of Increase of Share Capital dated October 31, 2006 incorporated by reference to Exhibit 3.1.1 to the Company's Registration Statement on Form S-1 Amendment No. 4 filed on November 3, 2006 (Commission File No. 333-136287).

3.2	**
Bye-laws of OneBeacon Insurance Group, Ltd. incorporated by reference to Exhibit 3.2 to the Company Registration Statement on Form S-4 Amendment No. 3 filed on October 20, 2006 (Commission File No. 333-136287).

4.1	**
Specimen Class A common share certificate incorporated by reference to Exhibit 4.1 to the Company Registration Statement on Form S-4 Amendment No. 3 filed on October 20, 2006 (Commission File No. 333-136287).

4.1.1	**
Indenture, dated as of November 9, 2012, among OneBeacon U.S. Holdings, Inc., the Company, and The Bank of New York Mellon Trust Company, N.A., as trustee incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 9, 2012.

4.2	**
First Supplemental Indenture, dated as of November 9, 2012, among OneBeacon U.S. Holdings, Inc., the Company and The Bank of New York Mellon Trust Company, N.A., as trustee incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 9, 2012.

4.3	**
Registration Rights Agreement between OneBeacon Insurance Group, Ltd. and White Mountains Insurance Group, Ltd. incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 Amendment No. 2 filed on November 8, 2006 (Commission File No. 333-136287).

10.1.1	**	Separation Agreement between White Mountains Insurance Group, Ltd. and OneBeacon Insurance Group, Ltd. (See 2.1.1 of this index)

10.2.1	**
Stock Purchase Agreement by and among the Company, OneBeacon Insurance Group LLC, Trebuchet and Armour Group Holdings Limited dated as October 18, 2012 incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 18, 2012.

10.3.1	**
Investment Management Agreement with White Mountains Advisors LLC dated as of October 1, 2010 is incorporated by reference to Exhibit 10.2.5 to the Company's Annual Report on Form 10K for the year ended December 31, 2010.

10.3.2	**
Amendment No. 1 to Investment Management Agreement with White Mountains Advisors LLC dated as of August 15, 2011 is incorporated by reference to Exhibit 10.2.2 to the Company's Annual Report on Form 10K for the year ended December 31, 2011.

10.3.3	**
Investment Management Agreement with Prospector Partners, LLC dated as of March 1, 2011 is incorporated by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10K for the year ended December 31, 2011.

10.3.4	**
Amendment No. 1 to Investment Management Agreement with Prospector Partners, LLC dated as of December 22, 2011 is incorporated by reference to Exhibit 10.3.2 to the Company's Annual Report on Form 10K for the year ended December 31, 2011.

10.4.1	**
OneBeacon 2007 Long-Term Incentive Plan incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement for the Annual General Meeting of Members filed with the Securities and Exchange Commission on April 13, 2012.

10.4.2	*	OneBeacon's 2012 Management Incentive Plan.

10.4.3	**
OneBeacon Deferred Compensation Plan incorporated by reference to Exhibit 10.4.6 to the Company's Registration Statement on Form S-1 Amendment No. 2 filed on November 8, 2006 (Commission File No. 333-136287).

10.4.4	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2010-2012 Performance Share Grant is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 1, 2010.

10.4.5	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2010-2012 Performance Unit Grant is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 1, 2010.

10.4.6	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2011-2013 Performance Share Grant is incorporated by reference to Exhibit 10.4.12 to the Company's Quarterly Report on Form 10-Q filed on April 29, 2011.

10.4.7	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2011-2013 Performance Unit Grant is incorporated by reference to Exhibit 10.4.13 to the Company's Quarterly Report on Form 10-Q filed on April 29, 2011.

10.4.8	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2012-2014 Performance Share Grant incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 27, 2012.

10.4.9	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2012-2014 Performance Unit Grant incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 27, 2012.

10.4.10	**	Form of Restricted Share Award Agreement is incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 27, 2012.

10.4.11	**
Restricted Share Award Agreement by and between OneBeacon Insurance Group, Ltd. and T. Michael Miller dated as of May 25, 2011 is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 31, 2011.

10.4.12	**	Form of Company's Confidentiality and Non-Solicitation Agreement is incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 31, 2011.

10.5.1.1	**
Adverse Development Agreement of Reinsurance No. 8888 between Potomac Insurance Company ("PIC") and General Re Corporation dated April 13, 2001 incorporated by reference to Exhibit 10.6.1.1 to the Company's Registration Statement on Form S-1 Amendment No. 1 filed on September 15, 2006 (Commission File No. 333-136287).

10.5.1.2	**
Adverse Development Agreement of Reinsurance between CGU Insurance Company (and certain of its affiliates) and PIC dated April 13, 2001 incorporated by reference to Exhibit 10.6.1.2 to the Company's Registration Statement on Form S-1 Amendment No. 1 filed on September 15, 2006 (Commission File No. 333-136287).

10.5.2.1	**
Aggregate Loss Portfolio Reinsurance Agreement between PIC and NICO dated March 15, 2001 incorporated by reference to Exhibit 10.6.2.1 to the Company's Registration Statement on Form S-1 Amendment No. 1 filed on September 15, 2006 (Commission File No. 333-136287).

10.5.2.2	**
Aggregate Loss Portfolio Reinsurance Agreement between CGU Insurance Company and PIC dated March 15, 2001 incorporated by reference to Exhibit 10.6.2.2 to the Company's Registration Statement on Form S-1 Amendment No. 1 filed on September 15, 2006 (Commission File No. 333-136287).

10.6	**
Amended and Restated Certificate of Designation of Series A Preferred Stock of Fund American Companies, Inc incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 Amendment No. 4 filed on November 3, 2006 (Commission File No. 333-136287).

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
The following financial information from OneBeacon Insurance Group, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) Consolidated Statements of Operations and Comprehensive Income for each of the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Common Shareholders' Equity for each of the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for each of the years ended December 31, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

_______________________________________________________________________________
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
T. Michael Miller President and Chief Executive Officer
Date: February 28, 2013

POWER OF ATTORNEY

        KNOW ALL MEN by these presents, that the undersigned does hereby make, constitute and appoint T. Michael Miller and Paul H. McDonough, and each of them, as true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned, to execute and deliver any and all amendments to the Annual Report on Form 10-K and each such amendment to be in such form and to contain such terms and provisions as said attorney or substitute shall deem necessary or desirable; giving and granting unto said attorney, or to such person or persons as in any case may be appointed pursuant to the power of substitution herein given, full power and authority to do and perform any and every act and thing whatsoever requisite, necessary or, in the opinion of said attorney or substitute, able to be done in and about the premises as fully and to all intents and purposes as the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorney or such substitute shall lawfully do or cause to be done by virtue hereof.
        IN WITNESS WHEREOF, the undersigned has duly executed these presents this 28th day of February, 2013.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ T. MICHAEL MILLER	President and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2013
T. Michael Miller

/s/ PAUL H. MCDONOUGH	Chief Financial Officer (Principal Financial Officer)	February 28, 2013
Paul H. McDonough

/s/ JOHN C. TREACY	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013
John C. Treacy

/s/ LOWNDES A. SMITH	Director	February 28, 2013
Lowndes A. Smith

/s/RAYMOND BARRETTE	Director	February 28, 2013
Raymond Barrette

/s/ REID T. CAMPBELL	Director	February 28, 2013
Reid T. Campbell

/s/ MORGAN W. DAVIS	Director	February 28, 2013
Morgan W. Davis

/s/ DAVID T. FOY	Director	February 28, 2013
David T. Foy

/s/ LOIS W. GRADY	Director	February 28, 2013
Lois W. Grady

/s/ RICHARD P. HOWARD	Director	February 28, 2013
Richard P. Howard

/s/ IRA H. MALIS	Director	February 28, 2013
Ira H. Malis

/s/ KENT D. URNESS	Director	February 28, 2013
Kent D. Urness

ONEBEACON INSURANCE GROUP, LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$1,593.3	$1,886.2
Short-term investments, at amortized cost (which approximates fair value)	232.8	320.0
Common equity securities, at fair value	259.0	266.5
Convertible fixed maturity investments, at fair value	62.6	79.8
Other investments	143.8	155.1
Total investments	2,291.5	2,707.6
Cash	43.9	54.9
Reinsurance recoverable on unpaid losses	107.3	2,167.5
Reinsurance recoverable on paid losses	3.3	16.5
Premiums receivable	225.6	230.9
Deferred acquisition costs	123.9	123.5
Ceded unearned premiums	11.5	10.7
Net deferred tax asset	137.8	93.6
Investment income accrued	12.1	14.1
Accounts receivable on unsettled investment sales	2.1	0.5
Other assets	215.7	269.2
Assets held for sale	2,226.8	132.6
Total assets	$5,401.5	$5,821.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,000.0	$3,358.6
Unearned premiums	573.8	528.0
Debt	274.7	269.7
Ceded reinsurance payable	4.8	23.4
Accounts payable on unsettled investment purchases	6.2	22.7
Other liabilities	297.9	397.7
Liabilities held for sale	2,226.8	107.6
Total liabilities	4,384.2	4,707.7
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,386,179 and 95,068,457 shares)	1,019.1	1,002.2
Retained earnings	9.2	108.5
Accumulated other comprehensive loss, after tax	(13.8)	(10.9)
Total OneBeacon's common shareholders' equity	1,014.5	1,099.8
Total noncontrolling interests, after tax	2.8	14.1
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,017.3	1,113.9
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$5,401.5	$5,821.6

See Notes to Consolidated Financial Statements including Note 16—"Commitments and Contingencies."

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2012	2011	2010
	($ in millions, except per share amounts)
Revenues
Earned premiums	$1,132.0	$1,012.2	$1,181.1
Net investment income	53.6	71.4	96.6
Net realized and change in unrealized investment gains	55.7	10.6	74.6
Net other revenues (expenses)	(0.5)	(12.4)	(0.6)
Total revenues	1,240.8	1,081.8	1,351.7
Expenses
Loss and loss adjustment expenses	650.0	548.3	685.6
Policy acquisition expenses	249.4	221.2	252.1
Other underwriting expenses	205.2	162.3	196.1
General and administrative expenses	13.4	9.8	12.9
Interest expense	16.9	20.5	29.6
Total expenses	1,134.9	962.1	1,176.3
Pre-tax income from continuing operations	105.9	119.7	175.4
Income tax expense	(8.4)	(14.8)	(25.1)
Net income from continuing operations	97.5	104.9	150.3
Loss from discontinued operations, net of tax	(24.3)	(29.6)	(30.4)
Loss from sale of discontinued operations, net of tax	(91.0)	(19.2)	—
Net income (loss), including noncontrolling interests	(17.8)	56.1	119.9
Less: Net income attributable to noncontrolling interests	(1.4)	(1.0)	(1.6)
Net income (loss) attributable to OneBeacon's common shareholders	(19.2)	55.1	118.3
Change in foreign currency translation, net of tax	—	—	0.7
Net change in benefit plan assets and obligations, net of tax	(2.9)	(11.2)	5.8
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$(22.1)	$43.9	$124.8

Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted
Net income from continuing operations, per share	$1.00	$1.08	$1.57
Loss from discontinued operations, net of tax, per share	(0.25)	(0.30)	(0.32)
Loss from sale of discontinued operations, net of tax, per share	(0.96)	(0.20)	—
Net income (loss) attributable to OneBeacon's common shareholders per share	$(0.21)	$0.58	$1.25
Dividends declared and paid per OneBeacon's common share	$0.84	$1.84	$3.34

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss)	Common shareholders' equity	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2010	$1,009.7	$425.5	$(6.2)	$1,429.0	$19.1	$1,448.1
Comprehensive income:
Net income	—	118.3	—	118.3	1.6	119.9
Other comprehensive income items, after tax:
Change in foreign currency translation	—	—	0.7	0.7	—	0.7
Net change in benefit plan assets and obligations, net of tax	—	—	5.8	5.8	—	5.8
Total comprehensive income	—	118.3	6.5	124.8	1.6	126.4
Amortization of option awards	0.9	—	—	0.9	—	0.9
Issuance of common shares	0.4	—	—	0.4	0.3	0.7
Repurchases and retirements of common shares	(10.5)	—	—	(10.5)	—	(10.5)
Dividends	—	(315.6)	—	(315.6)	(0.7)	(316.3)
Contributions	—	—	—	—	0.6	0.6
Distributions	—	—	—	—	(1.0)	(1.0)
Balances at December 31, 2010	$1,000.5	$228.2	$0.3	$1,229.0	$19.9	$1,248.9
Comprehensive income (loss):
Net income	—	55.1	—	55.1	1.0	56.1
Other comprehensive loss item, after tax:
Net change in benefit plan assets and obligations, net of tax	—	—	(11.2)	(11.2)	—	(11.2)
Total comprehensive income (loss)	—	55.1	(11.2)	43.9	1.0	44.9
Amortization of restricted share and option awards	1.4	—	—	1.4	—	1.4
Issuance of common shares	0.3	—	—	0.3	0.3	0.6
Repurchases and retirements of common shares	—	—	—	—	(1.3)	(1.3)
Dividends	—	(174.8)	—	(174.8)	(0.9)	(175.7)
Contributions	—	—	—	—	0.1	0.1
Distributions	—	—	—	—	(5.0)	(5.0)
Balances at December 31, 2011	$1,002.2	$108.5	$(10.9)	$1,099.8	$14.1	$1,113.9
Comprehensive income (loss):
Net (loss) income	—	(19.2)	—	(19.2)	1.4	(17.8)
Other comprehensive loss item, after tax:
Net change in benefit plan assets and obligations, net of tax	—	—	(2.9)	(2.9)	—	(2.9)
Total comprehensive income (loss)	—	(19.2)	(2.9)	(22.1)	1.4	(20.7)
Amortization of restricted share and option awards	2.6	—	—	2.6	—	2.6
Issuance of common shares	0.3	—	—	0.3	0.2	0.5
Dividends	—	(80.1)	—	(80.1)	(0.6)	(80.7)
Contributions	—	—	—	—	0.2	0.2
Gain on sale of OB Holdings Lux	14.0	—	—	14.0	—	14.0
Sale of investment with noncontrolling interest	—	—	—	—	(12.5)	(12.5)
Balances at December 31, 2012	$1,019.1	$9.2	$(13.8)	$1,014.5	$2.8	$1,017.3
   See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Cash flows from operations:
Net income (loss) including noncontrolling interests	$(17.8)	$56.1	$119.9
Charges (credits) to reconcile net income to cash flows (used for) provided from operations:
Net loss from discontinued operations	24.3	29.6	30.4
Net loss from sale of discontinued operations	91.0	19.2	—
Net realized and change in unrealized investment gains	(55.7)	(10.6)	(74.6)
Net realized gain on sale of business	(4.4)	—	(8.5)
Net other realized losses (gains)	6.3	11.7	10.8
Deferred income tax expense	16.4	31.6	72.9
Other operating items:
Net change in loss and LAE reserves	87.5	69.2	20.9
Net change in unearned premiums	48.4	50.2	(23.5)
Net change in ceded reinsurance payable	1.1	(0.5)	1.5
Net change in ceded unearned premium	(0.9)	0.4	8.2
Net change in premiums receivable	(14.6)	(49.4)	(110.2)
Net change in reinsurance recoverable on paid and unpaid losses	(3.1)	(46.3)	78.8
Net change in other assets and liabilities	(35.8)	(79.1)	(88.2)
Net cash provided from operations—continuing operations	142.7	82.1	38.4
Net cash used for operations—discontinued operations	(196.4)	(200.6)	(16.0)
Net cash (used for) provided from operations	(53.7)	(118.5)	22.4
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	14.6	(19.9)	(279.0)
Maturities of fixed maturity investments	191.5	478.3	1,080.4
Sales of fixed maturity investments	1,717.2	1,414.8	1,197.9
Sales of common equity securities	112.5	101.9	64.5
Sales of convertible fixed maturity investments	29.3	37.1	127.5
Distributions and redemptions of other investments	63.9	38.6	33.5
Purchases of fixed maturity investments	(1,862.5)	(1,472.3)	(1,697.5)
Purchases of common equity securities	(91.5)	(88.5)	(121.3)
Purchases of convertible fixed maturity investments	(9.4)	(30.4)	(38.0)
Contributions for other investments	(44.9)	(10.8)	(49.3)
Proceeds from sale of business	15.0	—	166.6
Net change in unsettled investment purchases and sales	(18.2)	13.5	25.3
Net acquisitions of property and equipment	(1.8)	(3.7)	(6.8)
Net cash provided from investing activities—continuing operations	115.7	458.6	503.8
Net cash provided from investing activities—discontinued operations	—	—	—
Net cash provided from investing activities	115.7	458.6	503.8
Cash flows from financing activities:
Issuance of debt, net of debt issuance costs	271.9	—	—
Repayment of debt	—	—	(14.0)
Repurchases of debt	(275.9)	(161.6)	(197.3)
Cash dividends paid to common shareholders	(80.1)	(174.8)	(315.6)
Proceeds on sale of OB Holdings Lux	14.0	—	—
Capital lease obligation	(4.9)	23.1	—
Repurchases and retirements of Class A common shares	—	—	(10.5)
Net cash used for financing activities—continuing operations	(75.0)	(313.3)	(537.4)
Net cash used for financing activities—discontinued operations	—	—	—
Net cash used for financing activities	(75.0)	(313.3)	(537.4)
Net increase (decrease) in cash during year	(13.0)	26.8	(11.2)
Cash reclassified from (to) assets held for sale	5.5	(5.5)	—
Cash transferred with sale of business	(3.5)	—	—
Net increase (decrease) after reclassification of cash to assets held for sale	(11.0)	21.3	(11.2)
Cash balance at beginning of year	54.9	33.6	44.8
Cash balance at end of year	$43.9	$54.9	$33.6
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
OneBeacon was acquired by White Mountains Insurance Group, Ltd. ("White Mountains") from Aviva plc ("Aviva") in 2001 (the "OneBeacon Acquisition"). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company's common shares in an initial public offering. As of December 31, 2012, White Mountains owned 75.2% of the Company's common shares. Within this report, the term "OneBeacon" is used to refer to one or more entities within the consolidated organization, as the context requires. The Company's headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
On October 17, 2012, one of OneBeacon's indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC ("OneBeacon LLC"), entered into a definitive agreement (the "Stock Purchase Agreement") with Trebuchet US Holdings, Inc. ("Trebuchet"), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell its run-off business. See Note 2 and Note 19. OneBeacon's run-off business includes the results of OneBeacon's remaining non-specialty commercial lines business and certain other run-off business, including the vast majority of asbestos and environmental reserves, as well as certain purchase accounting adjustments related to the run-off business and OneBeacon Acquisition (the “Runoff Business,” the sale of which is referred to as the “Runoff Transaction”). The assets and liabilities associated with the Runoff Business as of December 31, 2012 have been presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of the current balance sheet date. The prior year balance sheet has not been reclassified to conform to the current period's presentation. The Runoff Business has been presented as discontinued operations in the consolidated statements of operations and cash flows, with the prior periods reclassified to conform to the current period's presentation. The Runoff Business disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with the Runoff Business. Pursuant to the terms of the Stock Purchase Agreement, the legal entities included in the sale and expected to be transferred to Armour will hold an agreed upon level of invested assets and capital at closing.
In anticipation of the Runoff Transaction, and as means to separate the Runoff Business from the ongoing specialty business, OneBeacon sought and received various regulatory approvals to terminate, incept or amend various intercompany reinsurance agreements which took affect on October 1, 2012.
On February 22, 2012, OneBeacon completed the sale of its AutoOne Insurance business ("AutoOne") to Interboro Holdings, Inc. ("Interboro") (the "AutoOne Transaction"). See Note 2 and Note 19. AutoOne had offered products and services to assigned risk markets primarily in New York and New Jersey. AutoOne has been presented as discontinued operations in the statements of operations and cash flows with the prior periods reclassified to conform to the current presentation. The AutoOne disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with AutoOne. Pursuant to the terms of the AutoOne Transaction, at closing, the legal entities included in the sale held an agreed upon level of invested assets and capital. The assets and liabilities associated with the AutoOne business as of December 31, 2011 have been presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of December 31, 2011.
As a result of recent transactions (including the Runoff Transaction, AutoOne Transaction and agreement to sell Essentia Insurance Company, as described in Note 2), the Company revised its reporting segment structure in the fourth quarter of 2012 into Specialty Products, Specialty Industries and Investing, Financing and Corporate. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

The Specialty Products segment is comprised of seven underwriting operating segments representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. The Specialty Industries segment is comprised of six underwriting operating segments representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate subsidiaries, as well as operations associated with personal lines business that it sold in 2010 (see Note 2—"Acquisitions and Dispositions").
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
OneBeacon classifies its portfolio of fixed maturity investments and common equity securities, including convertible fixed maturity investments, held for general investment purposes as trading securities. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and changes in unrealized investment gains and losses on trading securities are reported, on a pre-tax basis, in revenues as net realized and change in unrealized investment gains (losses).
Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2012 and 2011.
Other investments primarily include hedge funds and private equity funds. OneBeacon measures its investments in hedge funds and private equity funds at fair value with changes therein reported in total revenues as net realized and change in unrealized investment gains (losses). Other investments also includes an investment in a community reinvestment vehicle which is accounted for at fair value and a tax advantaged federal affordable housing development fund which is accounted for under the equity method.
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
As of December 31, 2012 and 2011, approximately 92% and 93%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include OneBeacon's

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

investments in hedge funds and private equity funds, as well as certain investments in debt and equity securities, including asset-backed securities, where quoted market prices are unavailable or are not considered reasonable.
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
OneBeacon's process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, evaluation of model pricing methodologies, review of the pricing services' quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least an annual basis, monthly analytical reviews of certain prices and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. OneBeacon also performs back-testing of selected purchases and sales activity to determine whether there are any significant differences between the market price used to value the security prior to purchase or sale and the actual purchase or sale price on at least an annual basis. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on the procedures are considered outliers. In circumstances where the results of OneBeacon's review process does not appear to support the market price provided by the pricing services, OneBeacon challenges the price. During the past year, approximately 10 securities fell outside OneBeacon's expected results, thereby triggering the challenge with the pricing service. If OneBeacon cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of business. These costs are deferred and amortized to the extent they relate to successful contract acquisitions over the applicable premium recognition period as policy acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and loss adjustment expenses ("LAE"), unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. There were no premium deficiencies recognized for any years presented.
Loss and LAE are charged against income as incurred. Unpaid insurance loss and LAE are based on estimates (generally determined by claims adjusters, legal counsel and actuarial staff) of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid reinsurance loss and LAE reserves are based primarily on reports received from ceding companies and actuarial projections. Unpaid loss and LAE reserves represent management's best estimate of ultimate loss and LAE, net of estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated and any adjustments resulting therefrom are reflected in the current period. The process of estimating unpaid loss and LAE reserves involves a considerable degree of judgment by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.
OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on various assumptions including consideration of when the claims will be settled (3.5% and 4.5% at December 31, 2012 and 2011, respectively). As of December 31, 2012 and 2011, the discount on OneBeacon's workers' compensation loss and LAE reserves amounted to $4.6 million (excluding $77.9 million which relates to reserves that have been reclassified to liabilities held for sale on the December 31, 2012 balance sheet) and $108.3 million, respectively.
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
Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The collectibility of reinsurance recoverables is subject to the solvency of the reinsurers. OneBeacon is selective in regard to its reinsurers, principally placing reinsurance with those reinsurers with strong financial condition, reputation, industry ratings and underwriting ability. Management monitors the financial condition and ratings of its reinsurers on an ongoing basis.
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
Capital Lease
In December 2011, OneBeacon Insurance Company ("OBIC"), a wholly-owned insurance operating subsidiary, sold the majority of its fixed assets and capitalized software to OneBeacon Services LLC ("OB Services"), an indirect wholly-owned subsidiary of the Company. The fixed assets and capitalized software were sold at a cost equal to book value with no gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. ("US Bancorp") and Fifth Third Equipment Finance Company ("Fifth Third") whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OBIC recorded the sale of the assets with no gain or loss recognized while OB Services has recorded a capital lease obligation. See Note 16—"Commitments and Contingencies."
Deferred Software Costs
OneBeacon capitalizes costs related to computer software developed for internal use during the application development stage of software development projects in accordance with ASC 350. These costs generally consist of certain external, payroll and payroll related costs. OneBeacon begins amortization of these costs once the project or the respective phase of the project is completed and ready for its intended use. Amortization is on a straight line basis and over the useful life which generally ranges from three to five years. At December 31, 2012 and 2011, OneBeacon had unamortized deferred software costs of $7.3 million and $15.0 million, respectively. Unamortized deferred software costs subject to the sale-leaseback described above were $3.8 million and $13.7 million at December 31, 2012 and 2011, respectively.
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
Foreign Currency Exchange
The U.S. dollar is the functional currency for all of OneBeacon's businesses. OneBeacon is subject to foreign currency fluctuations associated with foreign investment securities and also certain reinsurance arrangements. Assets and liabilities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. In accordance with ASC 825, net foreign exchange gains and losses arising from the translation are generally reported as a component of net income in the period in which they arise.
Variable Interest Entities
OneBeacon consolidates a reciprocal insurance exchange ("reciprocal") as a variable interest entity ("VIE"), which is an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. The primary beneficiary is an entity that has the controlling financial interest in the VIE when it has both of the following: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. A reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance. Ongoing reassessments of whether a reporting entity is the primary beneficiary of a VIE are required. See Note 13 for more information VIEs.
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
Recently Adopted Changes in Accounting Principles
Policy Acquisition Costs
On January 1, 2012, OneBeacon adopted Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (ASC 944). ASU 2010-26 changes the types of policy acquisition costs that are eligible for deferral. Specifically, ASU 2010-26 limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, medical and inspection costs and sales force contract selling. ASU 2010-26 defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under ASU 2010-26, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred.
OneBeacon adopted ASU 2010-26 prospectively. As a result of adopting ASU 2010-26, $5.6 million of unamortized deferred acquisition costs as of January 1, 2012, primarily relating to a portion of profit sharing commission that had been deferred under prior guidance, were determined to no longer be deferrable and were recognized in expense over the original amortization period. During the year ended December 31, 2012, all of the $5.6 million of unamortized acquisitions costs as of January 1, 2012 were recognized in expense. If OneBeacon had followed ASU 2010-26 in 2011, $5.6 million of acquisition costs that were deferred would have been recognized in expense during the year ended December 31, 2011.
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

Comprehensive Income

On January 1, 2012, OneBeacon adopted ASU 2011-05, Comprehensive Income (ASC 220). ASU 2011-05 requires all components of comprehensive income to be reported in a continuous financial statement or in consecutive statements displaying the components of net income and the components of other comprehensive income. Since OneBeacon already presents comprehensive income in a continuous financial statement, adoption of ASU 2011-05 had no effect on OneBeacon's financial statement presentation.
Recently Issued Accounting Pronouncements
There were no recently issued accounting pronouncements that were expected to have a material effect on OneBeacon.
NOTE 2. Acquisitions and Dispositions
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company ("Essentia"), an indirect wholly-owned subsidiary which wrote the collector car and boat business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency ("Hagerty") terminated their underwriting arrangement with respect to the collector car and boat business. OneBeacon anticipates recognizing a pre-tax gain on sale of approximately $23.0 million ($15.0 million after tax) in the first quarter of 2013. The business associated with this agreement generated net written premiums of $179.7 million, $166.6 million and $153.3 million, or 15.2%, 15.7% and 13.1%, respectively, of consolidated net written premiums, for the years ended December 31, 2012, 2011 and 2010, respectively.
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
In anticipation of the Runoff Transaction, and as means to separate the Runoff Business from the ongoing specialty business, OneBeacon sought and received various regulatory approvals to terminate, incept or amend various intercompany reinsurance agreements which took effect on October 1, 2012.
The Runoff Transaction is subject to various closing conditions, primarily the receipt of regulatory approvals. At closing, Armour and/or OneBeacon Insurance Company (OBIC) and certain legal entities within the ongoing OneBeacon structure will enter into various ancillary agreements, including the amendment of existing reinsurance agreements and administrative services agreements, to support the separation of the Runoff Business and subsequent transfer to Armour. Also as part of the Runoff Transaction, at closing, OneBeacon and Armour will enter into a Transition Services Agreement (“TSA”), pursuant to which OneBeacon will provide certain transition services to Armour during the term of the TSA, which has an initial term of one year. OneBeacon has concluded that continuing involvement after the closing of the transaction is insignificant relative to the business being sold.
As described in Note 1, the Runoff Business is presented as held for sale as of December 31, 2012 and as discontinued operations for the years ended December 31, 2012, 2011 and 2010. See Note 19 for further information regarding balances classified as held for sale and activity reported as discontinued operations. During 2012, OneBeacon recorded a $91.5 million after tax estimated loss on sale of the Runoff Business and $24.0 million in after tax losses from discontinued operations, which included $9.0 million of after tax incurred loss and loss adjustment expenses relating to an adjustment to the workers compensation discount rate applied to the loss reserves being transferred, as well as $6.5 million of after tax underwriting losses primarily related to adverse prior year loss reserve development related to a legacy assumed reinsurance treaty.
On October 1, 2012, OneBeacon completed the sale of a shell insurance company, Pennsylvania General Insurance Company, which resulted in a pre-tax gain on sale of $4.2 million, which is included in net other revenues (expenses).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. Acquisitions and Dispositions

On February 22, 2012, OneBeacon completed the sale of the AutoOne business to Interboro. Pursuant to the terms of the sale, at closing, OneBeacon transferred to Interboro all of the issued and outstanding shares of common stock of AutoOne Insurance Company (“AOIC”) and AutoOne Select Insurance Company (“AOSIC”), through which substantially all of the AutoOne business was written on a direct basis. At closing, OneBeacon also transferred the assets, liabilities (including loss reserves and unearned premiums) and capital of the business as well as substantially all of the AutoOne infrastructure including systems and office space as well as certain staff. The AutoOne Transaction also included the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon cedes, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC. As described in Note 1, the assets and liabilities associated with the AutoOne business as of December 31, 2011 have been presented as held for sale and underwriting results for AutoOne, net of tax, have been reported as discontinued operations for all periods presented. See Note 19 for further information regarding balances classified as held for sale and activity reported as discontinued operations. During the year ended December 31, 2011, OneBeacon recorded an after tax net charge of approximately $19.2 million in discontinued operations reflecting the estimated loss on sale of the AutoOne business. During 2012, OneBeacon and Interboro reached conclusion on post-closing adjustments to the closing balance sheet, resulting in OneBeacon recording an after tax net charge of $0.3 million relating to underwriting activity and an after tax net gain of $0.5 million to true up the estimated loss on sale.
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
As part of the Personal Lines Transaction, OneBeacon and Tower also entered into a TSA pursuant to which OneBeacon is providing certain services to Tower. Tower reimburses OneBeacon for all expenses incurred to provide these services. Reimbursement for these services is netted against the expense incurred. The Personal Lines Transaction did not meet the criteria for discontinued operations accounting because of significant continuing cash flows between OneBeacon and the business sold relating to TSA services and reinsurance activities.
Except as described above, during the years ended December 31, 2012, 2011 and 2010, there were no significant acquisitions or dispositions.
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves

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
Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and settled. This time lag is sometimes referred to as the "claim-tail." The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for liability/casualty coverages, such as automobile liability, general liability, products liability, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, OneBeacon may adjust its reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves

Loss and LAE reserve summary - Ongoing Business
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Gross beginning balance	$3,358.6	$3,295.5	$3,934.8
Less beginning reinsurance recoverable on unpaid losses	(2,167.5)	(1,893.2)	(2,192.9)
Net beginning loss and LAE reserves	1,191.1	1,402.3	1,741.9
Loss and LAE incurred relating to:
Current year losses	657.4	578.1	721.6
Prior year losses	(7.4)	(29.8)	(36.0)
Total incurred loss and LAE from continuing operations	650.0	548.3	685.6
Loss and LAE paid relating to:
Current year losses	(224.6)	(216.9)	(285.2)
Prior year losses	(340.5)	(306.3)	(369.6)
Total loss and LAE payments from continuing operations	(565.1)	(523.2)	(654.8)
Net loss and LAE reserves	1,276.0	1,427.4	1,772.7
Total incurred loss and LAE from discontinued operations	48.4	89.5	244.6
Total loss and LAE payments from discontinued operations	(220.8)	(261.1)	(384.0)
Net loss and LAE reserves	1,103.6	1,255.8	1,633.3
Net loss and LAE reserves reclassified to held for sale(1)	(147.1)	(64.7)	—
Net loss and LAE reserves sold(2)	(63.8)	—	(231.0)
Net ending loss and LAE reserves	892.7	1,191.1	1,402.3
Plus ending reinsurance recoverable on unpaid losses	107.3	2,167.5	1,893.2
Gross ending loss and LAE reserves	$1,000.0	$3,358.6	$3,295.5
_______________________________________________________________________________

(1)
During the year ended December 31, 2012, $211.8 million of net loss and LAE reserves related to the Runoff Business were reclassified to held for sale and $64.7 million of net loss and LAE reserves related to the AutoOne Transaction were reclassified from held for sale. In the year ended December 31, 2011, $64.7 million of net loss and LAE reserves related to the AutoOne Transaction were reclassified to held for sale.

(2)
During the year ended December 31, 2012, $63.8 million of net loss and LAE reserves related to the AutoOne Transaction were sold. During the year ended December 31, 2010, $231.0 million of net loss and LAE reserves related to the Personal Lines Transaction were sold.

Loss and LAE development - Ongoing Business
Loss and LAE development—2012
During the year ended December 31, 2012, OneBeacon experienced $7.4 million of favorable loss and LAE reserve development on prior accident year reserves. During 2010, management began separately reviewing loss reserves for some business which had been previously managed as a part of OneBeacon's former commercial lines underwriting unit. As of December 31, 2011, the reserves for these businesses had been selected based on expected emergence which was based in large part on the historic loss development of the former commercial lines underwriting unit. The favorable reserve development was primarily due to emergence which continued to be lower than expected for these businesses, particularly in the workers' compensation, multiple peril liability and general liability lines. This favorable development was partially offset by adverse development on excess property claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves

Loss and LAE development—2011
During the year ended December 31, 2011, OneBeacon experienced $29.8 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines.
With respect to the favorable loss reserve development, at December 31, 2010, management had revised its expectations downward for future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during the year ended December 31, 2011, losses continued to be lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. The impact of this revised estimate was a decrease to professional liability reserves of $11.5 million.
During 2010, management began separately reviewing loss reserves for some business which had been previously managed as a part of OneBeacon's former commercial lines underwriting unit. As of December 31, 2010, the reserves for these businesses had been selected based on expected emergence which was based on the historic loss development of the former commercial lines underwriting unit. However, during 2011 the actual emerged experience for these businesses was significantly lower than the expected emergence. As a result of this favorable emergence, management lowered the loss reserves for these businesses by $14.0 million, which also affected the Specialty Industries and Specialty Products segments.
In addition to the development described for the lines of business above, management also recorded a $4.3 million net decrease in reserves in other lines of business as a result of its review of loss reserves at December 31, 2011. The change in reserves for each other line of business was not individually significant.
Loss and LAE development—2010
During the year ended December 31, 2010, OneBeacon experienced $36.0 million of favorable loss and LAE reserve development on prior accident year loss reserves. The favorable loss reserve development was primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines, as well as development on personal lines business.
The favorable development also included a $7.5 million release of commercial catastrophe reserves associated with storms occurring in 2004 and 2005 related to excess property business. During the year ended December 31, 2010, these claims were resolved for amounts below OneBeacon's policy coverage therefore the reserves were no longer necessary.
Specifically, at December 31, 2009, management had revised its expectations downward with respect to future loss emergence in the professional liability business, which had initially been based on market analysis when this business was initiated in 2002 and 2003. However, during the year ended December 31, 2010, losses continued to be significantly lower than these revised expectations. As a result, management lowered its selected reserves on the earliest years which affected more recent years as total loss expectations for those years are based in part on prior years' results. The impact of this revised estimate was a decrease to professional liability reserves of $19.3 million. In addition to the development described for the lines of business above, management also recorded a $9.2 million net decrease in IBNR in other lines of business, primarily personal lines, as a result of its review of loss reserves at December 31, 2010. The change in reserves for each other line of business was not individually significant.
Discontinued Operations
See Note 19—"Discontinued Operations" for a discussion of impacts to reserves for unpaid losses and LAE related to discontinued operations.
Asbestos and Environmental
Substantially all of OneBeacon's unpaid loss and LAE reserves for Asbestos and Environmental ("A&E") relates to operations that have been discontinued. See Note 19—"Discontinued Operations" for more detail on this exposure. The remaining unpaid loss and LAE reserves for Asbestos and Environmental related to continuing operations is less than $1.0 million on both a gross and net basis as of December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Reinsurance
In the normal course of business, OneBeacon's insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third-party reinsurers. OneBeacon remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts. See Note 19—"Discontinued Operations" for amounts related to the Runoff Business.
The effects of reinsurance on OneBeacon's insurance subsidiaries' written and earned premiums and on loss and LAE, excluding the Runoff Business, were as follows:

	Year ended December 31,
	2012	2011	2010(1)
	($ in millions)
Written premiums:
Direct	$1,204.0	$1,079.2	$1,236.7
Assumed	55.2	49.1	55.8
Ceded	(80.0)	(65.6)	(124.8)
Net written premiums	$1,179.2	$1,062.7	$1,167.7
Earned premiums:
Direct	$1,158.3	$1,035.9	$1,242.5
Assumed	52.8	42.3	60.7
Ceded	(79.1)	(66.0)	(122.1)
Net earned premiums	$1,132.0	$1,012.2	$1,181.1
Loss and LAE:
Direct	$687.5	$551.8	$677.1
Assumed	29.6	9.2	45.1
Ceded	(67.1)	(12.7)	(36.6)
Net loss and LAE	$650.0	$548.3	$685.6
_______________________________________________________________________________

(1)	Amounts shown for 2010 includes impact of activity prior to the close of the Personal Lines Transaction.
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
OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective May 1, 2012, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2013. The program provides coverage for OneBeacon's property business as well as certain acts of terrorism. Under the program, the first $25.0 million of losses resulting from any single catastrophe are retained and the next $155.0 million of losses resulting from the catastrophe are reinsured in three layers, although OneBeacon retains a co-participation of 55% of losses from $25.0 million to $40.0 million, 15% of losses from $40.0 million to $80.0 million, and 10% of losses from $80.0 million to $180.0 million. Any loss above $180.0 million would be retained in full. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. As a result of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hurricane Sandy in October 2012, OneBeacon recorded ceded losses of $15.6 million and reinstatement premiums of $1.9 million related to property catastrophe reinsurance program treaty.
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
In addition to the corporate catastrophe reinsurance protection, OneBeacon may also purchase dedicated reinsurance protection for specific businesses. In 2012, OneBeacon purchased insurance to protect the collector car and boat business from catastrophic losses. This treaty covered losses in excess of $2.5 million up to $25 million in two layers. The first layer, $2.5 million in excess of $2.5 million carried a 5% co-participation. OneBeacon held a 20% co-participation on the second layer, $20 million in excess of $5 million. Catastrophe losses above $25 million are retained by the company in full. Reinstatement premiums are paid if the coverage is attached. As a result of hurricane Sandy in October 2012, OneBeacon recorded ceded losses of $11.8 million and reinstatement premiums of $1.3 million related to this treaty.
OneBeacon also purchased a per occurrence treaty for its International Marine Underwriters ("IMU") business that protects against large occurrences, whether a single large claim or a catastrophe. The IMU treaty attaches at $2 million per occurrence. Coverage is provided up to $60 million. The first layer of the marine treaty is $5 million in excess of $2 million, with an annual aggregate deductible of $1.5 million for large losses and $5 million for catastrophes losses. For losses in the layer $10 million excess of $50 million, the company retains half of the loss. The portion of loss above $60 million is retained in full by the company. Reinstatement premiums are paid in full or in part depending on the layer and the occurrence if the coverage is attached. Losses retained under both the collector car and marine reinsurance treaties are subject to the corporate catastrophe treaty. As a result of hurricane Sandy in October 2012, OneBeacon recorded ceded loss of $41.0 million and reinstatement premiums of $5.4 million related to this treaty.
OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $100 million in 2013. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon's or the industry's retention levels in 2013, up to a total of $100 billion.
OneBeacon also purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10.0 million up to $100.0 million. Individual risk facultative reinsurance may be purchased above $100.0 million where OneBeacon deems it appropriate. OneBeacon retains a co-participation of 10% for losses in excess of $20.0 million up to $50.0 million and a co-participation of 20% for losses in excess of $50.0 million. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10.0 million up to $100.0 million on an individual risk basis for acts of foreign terrorism. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.
OneBeacon also maintains a casualty reinsurance program that provides protection for individual policies involving general liability, automobile liability, professional liability or umbrella liability. OneBeacon's healthcare professional liability treaty covers losses in excess of $5.0 million up to $20 million in two layers. The first layer, $5.0 million excess of $5 million has a 20% co-participation. All other casualty business is covered in a separate treaty covering losses in excess of $5.0 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

up to $21.0 million. The casualty treaty has a 22.5% co-participation in the first layer ($6 million excess of $5 million) and a 10% co-participation in the second layer of $10.0 million excess of $11.0 million. OneBeacon purchases a treaty to protect against large workers compensation losses that covers 100% of the loss in excess of $1.0 million up to $10.0 million per person. In addition, for casualty losses involving more than one insured, OneBeacon maintains a dedicated treaty that covers up to $40.0 million in excess of a $10.0 million retention.
At December 31, 2012, OneBeacon had reinsurance recoverable on paid losses of $3.3 million and reinsurance recoverables on unpaid losses of $107.3 million. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table provides a listing of OneBeacon's top reinsurers for its continuing insurance operations, excluding industry pools and associations and affiliates of OneBeacon, based upon recoverable amounts, the percentage of total reinsurance recoverable and the reinsurer's A.M. Best Company, Inc. ("A.M. Best") ratings.

($ in millions)	Balance at December 31, 2012	% of total	A.M. Best Rating(1)
Hannover Ruckversich	$10.1	9%	A++
Everest Reinsurance	9.0	8%	A+
Munich Reinsurance America	9.0	8%	A++
Swiss Reinsurance America Corp	5.8	5%	A+
Hartford Steam Boiler	4.7	4%	A
_______________________________________________________________________________

(1)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of fifteen financial strength ratings), "A+" (Superior, which is the second highest of fifteen financial strength ratings) and "A" (Excellent, which is the third highest of fifteen financial strength ratings).

Greater than 90% of reinsurance recoverables on unpaid and paid losses are from reinsurers rated A or better.
NOTE 5. Investment Securities
OneBeacon's net investment income is comprised primarily of interest income associated with OneBeacon's fixed maturity investments, dividend income from its equity investments, and interest income from its short-term investments. Other investments primarily include hedge funds and private equity funds. Net investment income for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Fixed maturity investments	$49.1	$69.7	$94.5
Short-term investments	0.1	0.1	0.8
Common equity securities	6.8	5.3	4.2
Convertible fixed maturity investments	4.6	3.5	5.2
Other investments	(0.4)	(0.3)	0.8
Gross investment income	60.2	78.3	105.5
Less investment expenses	(6.6)	(6.9)	(8.9)
Net investment income	$53.6	$71.4	$96.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The composition of net realized investment gains (losses) consisted of the following:

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Fixed maturity investments	$27.1	$32.1	$56.2
Short-term investments	—	—	—
Common equity securities	2.1	16.7	4.2
Convertible fixed maturity investments	0.4	(0.4)	16.2
Other investments	21.2	8.4	5.3
Net realized investment gains (losses), pre-tax	50.8	56.8	81.9
Income taxes	(17.2)	(19.9)	(28.7)
Net realized investment gains (losses), after tax	$33.6	$36.9	$53.2
OneBeacon recognized gross realized investment gains of $68.4 million, $77.9 million and $101.0 million and gross realized investment losses of $17.6 million, $21.1 million and $19.1 million on sales and other-than-temporary impairment charges on investment securities during the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012 and 2011, OneBeacon reported $6.2 million and $22.7 million, respectively, in accounts payable on unsettled investment purchases and $2.1 million and $0.5 million, respectively, in accounts receivable on unsettled investment sales.
The net changes in fair value for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year ended December 31, 2012
	Changes in net unrealized investment gains (losses)(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$7.2	$0.1	$7.3
Short-term investments	—	—	—
Common equity securities	11.5	—	11.5
Convertible fixed maturity investments	(0.4)	—	(0.4)
Other investments(2)	(13.5)	—	(13.5)
Total	$4.8	$0.1	$4.9

	Year ended December 31, 2011
	Changes in net unrealized investment gains (losses)(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$(18.7)	$(0.1)	$(18.8)
Short-term investments	—	0.1	0.1
Common equity securities	(22.1)	(0.1)	(22.2)
Convertible fixed maturity investments	(8.4)	—	(8.4)
Other investments	3.1	—	3.1
Total	$(46.1)	$(0.1)	$(46.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	Year ended December 31, 2010
	Changes in net unrealized investment gains (losses)(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$(40.9)	$(1.5)	$(42.4)
Short-term investments	—	(0.9)	(0.9)
Common equity securities	36.6	0.1	36.7
Convertible fixed maturity investments	(4.7)	—	(4.7)
Other investments	4.0	—	4.0
Total	$(5.0)	$(2.3)	$(7.3)
_______________________________________________________________________________

(1)
Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control of $(0.2) million, $(5.2) million and $(4.3) million, pre-tax, for the years ended December 31, 2012, 2011 and 2010, respectively. Changes in net deferred gains and losses for the year ended December 31, 2010 includes $(0.2) million related to net deferred foreign currency gains and losses.

(2)
The year ended December 31, 2012, includes a change in net unrealized gains and losses of $(11.6) million related to the sale of a limited partnership that had been consolidated into OneBeacon's results. See Note 15.

The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	($ in millions)
Investment securities:
Gross unrealized investment gains	$127.4	$123.5
Gross unrealized investment losses	(8.7)	(21.6)
Net unrealized gains from investment securities	118.7	101.9
Income taxes	(39.4)	(33.9)
Total net unrealized investment gains, after tax	$79.3	$68.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency losses and carrying values of OneBeacon's fixed maturity investments as of December 31, 2012 and 2011 were as follows:

	December 31, 2012(1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$197.1	$0.5	$—	$—	$197.6
Debt securities issued by industrial corporations	678.7	32.8	—	—	711.5
Municipal obligations	3.3	—	(0.1)	—	3.2
Asset-backed securities	918.5	9.7	(0.3)	—	927.9
Foreign government obligations	6.0	0.5	—	—	6.5
Preferred stocks	78.3	6.4	—	—	84.7
Total fixed maturity investments	$1,881.9	$49.9	$(0.4)	$—	$1,931.4

	December 31, 2011(2)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$213.6	$1.8	$—	$—	$215.4
Debt securities issued by industrial corporations	725.8	34.9	(1.9)	(0.1)	758.7
Municipal obligations	2.2	—	—	—	2.2
Asset-backed securities	928.5	10.6	(0.8)	—	938.3
Foreign government obligations	7.7	0.5	(0.1)	—	8.1
Preferred stocks	78.3	3.2	(6.2)	—	75.3
Total fixed maturity investments	$1,956.1	$51.0	$(9.0)	$(0.1)	$1,998.0
_______________________________________________________________________________

(1)
Includes carrying value of $338.1 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheet as part of the Runoff Transaction as of December 31, 2012.

(2)
Includes carrying value of $111.8 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheet as part of the AutoOne Transaction as of December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost and carrying value of OneBeacon's fixed maturity investments and convertible fixed maturity investments at December 31, 2012 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2012(1)
	Cost or amortized cost	Carrying value
	($ in millions)
Due in one year or less	$158.2	$160.2
Due after one year through five years	629.5	652.1
Due after five years through ten years	141.9	151.9
Due after ten years	15.0	17.2
Asset-backed securities	918.5	927.9
Preferred stocks	78.3	84.7
Total	$1,941.4	$1,994.0
_______________________________________________________________________________

(1)
Includes carrying value of $338.1 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheet as part of the Runoff Transaction as of December 31, 2012.

The cost or amortized cost, gross unrealized investment gains and losses, net foreign currency gains and carrying values of OneBeacon's common equity securities, convertible fixed maturity investments and other investments as of December 31, 2012 and 2011 were as follows:

	December 31, 2012
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$221.6	$39.8	$(2.4)	$—	$259.0
Convertible fixed maturity investments	59.5	3.2	(0.1)	—	62.6
Other investments	115.1	34.5	(5.8)	—	143.8
Total common equity securities, convertible fixed maturity investments and other investments	$396.2	$77.5	$(8.3)	$—	$465.4

	December 31, 2011
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$240.6	$30.3	$(4.4)	$—	$266.5
Convertible fixed maturity investments	76.3	4.4	(0.9)	—	79.8
Other investments	124.6	37.8	(7.3)	—	155.1
Total common equity securities, convertible fixed maturity investments and other investments	$441.5	$72.5	$(12.6)	$—	$501.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Sales and maturities of investments, excluding short-term investments and other investments, totaled $2,050.5 million, $2,032.1 million and $2,470.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. There were no non-cash exchanges or involuntary sales of investment securities during the years ended December 31, 2012, 2011 and 2010.
OneBeacon's consolidated insurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totaled $174.3 million and $182.7 million, respectively, as of December 31, 2012 and 2011.
As of December 31, 2012 and 2011, investments of $50.7 million and $62.0 million, respectively, were held in trusts required to be maintained in relation to various reinsurance agreements and will be transferred to Armour upon the closing of the Runoff Transaction. Trust balances as of December 31, 2012 and 2011 include $15.3 million and $20.8 million, respectively, related to investments held in a trust established in conjunction with the Personal Lines Transaction. As of December 31, 2012 and 2012, the trust balance also included $25.9 million and $34.3 million related to investments held in a trust established in conjunction with White Mountains' sale of Esurance Holdings, Inc. ("Esurance Holdings") and its subsidiaries (collectively, "Esurance Insurance"). See Note 15.
Fair value measurements
As of December 31, 2012 and 2011, approximately 92% and 93%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable. At December 31, 2012 and 2011, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.
As of both December 31, 2012 and 2011, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of December 31, 2012 and 2011 were comprised of $47.3 million and $53.5 million, respectively, in hedge funds, $61.3 million and $65.7 million, respectively, in private equity funds and $14.1 million for both periods of an investment in a community reinvestment vehicle. At December 31, 2012 and 2011, OneBeacon held investments in 8 and 9 hedge funds, respectively, and 17 and 14 private equity funds, respectively. The largest investment in a single fund was $12.9 million and $13.7 million, respectively, at December 31, 2012 and 2011. As of December 31, 2012 and 2011, other investments also included $21.1 million and $21.8 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The fair value measurements at December 31, 2012 and 2011 and their related inputs are as follows:

	Fair value at December 31, 2012(2)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$197.6	$197.6	$—	$—
Debt securities issued by corporations:
Consumer	249.9	—	249.9	—
Industrial	103.5	—	103.5	—
Financial	92.3	—	92.3	—
Communications	70.0	—	70.0	—
Energy	57.1	—	57.1	—
Basic materials	77.8	—	77.8	—
Utilities	46.5	—	46.5	—
Technology	14.4	—	14.4	—
Debt securities issued by corporations	711.5	—	711.5	—
Municipal obligations	3.2	—	3.2	—
Asset-backed securities	927.9	—	922.6	5.3
Foreign government obligations	6.5	5.8	0.7	—
Preferred stocks	84.7	—	13.9	70.8
Fixed maturity investments	1,931.4	203.4	1,651.9	76.1
Short-term investments	232.8	232.8	—	—
Common equity securities:
Financials	48.4	48.3	—	0.1
Basic Materials	42.9	42.9	—	—
Consumer	80.5	80.5	—	—
Energy	38.1	38.1	—	—
Utilities	17.0	17.0	—	—
Other	32.1	32.1	—	—
Common equity securities	259.0	258.9	—	0.1
Convertible fixed maturity investments	62.6	—	62.6	—
Other investments(1)	122.7	—	—	122.7
Total(1)	$2,608.5	$695.1	$1,714.5	$198.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	Fair value at December 31, 2011(2)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$215.4	$215.4	$—	$—
Debt securities issued by corporations:
Consumer	299.7	—	299.7	—
Industrial	140.1	—	140.1	—
Financial	66.4	—	66.4	—
Communications	53.3	—	53.3	—
Energy	60.5	—	60.5	—
Basic materials	81.5	—	81.5	—
Utilities	42.5	—	42.5	—
Technology	14.7	—	14.7	—
Debt securities issued by corporations	758.7	—	758.7	—
Municipal obligations	2.2	—	2.2	—
Asset-backed securities	938.3	—	936.0	2.3
Foreign government obligations	8.1	7.4	0.7	—
Preferred stocks	75.3	—	11.5	63.8
Fixed maturity investments	1,998.0	222.8	1,709.1	66.1
Short-term investments	320.0	320.0	—	—
Common equity securities:
Financials	69.9	69.1	—	0.8
Basic Materials	56.2	56.2	—	—
Consumer	71.3	71.2	0.1	—
Energy	32.5	32.5	—	—
Utilities	17.9	17.9	—	—
Other	18.7	18.7	—	—
Common equity securities	266.5	265.6	0.1	0.8
Convertible fixed maturity investments	79.8	—	79.8	—
Other investments(1)	133.3	—	—	133.3
Total(1)	$2,797.6	$808.4	$1,789.0	$200.2
_______________________________________________________________________________

(1)
Excludes the carrying value of $21.1 million and $21.8 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of December 31, 2012 and 2011.

(2)
Fair value includes $338.1 million and $111.8 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2012 and 2011 consolidated balance sheets as part of the Runoff Transaction and AutoOne Transaction, respectively.

At December 31, 2012 and 2011, OneBeacon held one private preferred stock that represented approximately 84% and 85%, respectively, of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

In addition to the investment portfolio described above, OneBeacon had $36.9 million of liabilities recorded at fair value and included in other liabilities as of December 31, 2011. These liabilities related to securities that were sold short by a limited partnership that OneBeacon invested in and was required to consolidate. As of December 31, 2011, all of the liabilities included in the $36.9 million were classified as Level 1 measurements. These liabilities were no longer held at December 31, 2012 as the partnership was sold. See Note 15.
The following table summarizes the ratings of OneBeacon's corporate debt securities as of December 31, 2012 and 2011:

	December 31,
	2012	2011
	($ in millions)
AA	$37.0	$61.9
A	301.6	307.3
BBB	362.5	378.2
BB	7.0	6.2
Other	3.4	5.1
Debt securities issued by corporations	$711.5	$758.7
Rollforwards of Fair Value Measurements by Level
The changes in Level 1 fair value measurements for the year ended December 31, 2012 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2012	$222.8	$265.6	$—	$—	$488.4
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	(0.6)	13.2	—	—	12.6
Purchases	110.3	94.2	—	—	204.5
Sales	(129.1)	(114.1)	—	—	(243.2)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at December 31, 2012	$203.4	$258.9	$—	$—	$462.3
_______________________________________________________________________________

(1)	Excludes short-term investments which are deemed to have a Level 1 designation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The changes in Level 2 fair value measurements for the year ended December 31, 2012 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total
	($ in millions)
Balance at January 1, 2012	$1,709.1	$0.1	$79.8	$—	$1,789.0
Amortization/accretion	(11.4)	—	2.5	—	(8.9)
Total net realized and unrealized gains (losses)	30.2	(0.1)	—	—	30.1
Purchases	1,295.3	0.1	9.5	—	1,304.9
Sales	(1,379.9)	(0.7)	(29.2)	—	(1,409.8)
Transfers in	13.9	0.6	—	—	14.5
Transfer out	(5.3)	—	—	—	(5.3)
Balance at December 31, 2012	$1,651.9	$—	$62.6	$—	$1,714.5
The changes in Level 3 fair value measurements for the year ended December 31, 2012 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2012	$66.1	$0.8	$—	$133.3	$200.2
Amortization/accretion	0.2	—	—	—	0.2
Total net realized and unrealized gains (losses)	7.1	(0.1)	—	7.7	14.7
Purchases	53.8	—	—	8.6	62.4
Sales	(42.5)	—	—	(26.9)	(69.4)
Transfer in	5.3	—	—	—	5.3
Transfers out	(13.9)	(0.6)	—	—	(14.5)
Balance at December 31, 2012	$76.1	$0.1	$—	$122.7	$198.9
_______________________________________________________________________________

(1)	Excludes the carrying value of $21.1 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.
“Transfer in” to Level 3 fixed maturity investments of $5.3 million for the year ended December 31, 2012 consists of one asset-backed security for which the estimated fair value was determined using a single broker quote.
"Transfers out" of Level 3 fixed maturity investments and common equity securities of $14.5 million for the year ended December 31, 2012 were comprised of securities which had been previously classified as Level 3 and were recategorized as Level 2 when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.
Significant Unobservable Inputs
As described above, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing models and both observable and unobservable inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 at December 31, 2012:

		Ratings			Input
Description	Fair Value	Range(1)	Valuation Technique	Unobservable Inputs	Range (1)

Asset-backed securities	$5.3	AA+	Broker pricing	Prepayment rate	N/A

Preferred stock	$70.8	NR	Discounted cash flow	Discount yield	7.6%
_________________________________________________________________________

(1)	As of December 31, 2012, each asset type consists of one security.
The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Fixed maturity investments	$6.7	$(7.5)	$1.3
Short-term investments	—	—	—
Common equity securities	—	—	6.3
Convertible fixed maturity investments	—	—	—
Other investments	(13.5)	3.1	4.0
Total	$(6.8)	$(4.4)	$11.6
Asset-backed Securities
OneBeacon purchases commercial and residential mortgage-backed securities to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency commercial mortgage-backed portfolio ("CMBS") is generally short tenor and structurally senior, with more than 20 points of subordination on average for fixed rate CMBS and approximately 50 points of subordination on average for floating rate CMBS as of December 31, 2012. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of December 31, 2012, on average less than 1% of the underlying loans were reported as non-performing for all CMBS held by OneBeacon. OneBeacon is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities ("RMBS") categorized as sub-prime as of December 31, 2012. OneBeacon's investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of December 31, 2012. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2012, OneBeacon held no mortgage-backed securities that were classified as non-prime. OneBeacon's non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the carrying value of OneBeacon's asset-backed securities as of December 31, 2012 and 2011:

	December 31,
	2012			2011
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$551.2	$551.2	$—	$631.0	$631.0	$—
FNMA	13.9	13.9	—	166.8	166.8	—
FHLMC	10.5	10.5	—	4.9	4.9	—
Total agency(1)	575.6	575.6	—	802.7	802.7	—
Non-agency:
Residential	38.1	38.1	—	13.7	11.4	2.3
Commercial	175.4	175.4	—	68.4	68.4	—
Total Non-agency	213.5	213.5	—	82.1	79.8	2.3
Total mortgage-backed securities	789.1	789.1	—	884.8	882.5	2.3
Other asset-backed securities:
Credit card receivables	49.0	43.7	5.3	48.2	48.2	—
Vehicle receivables	81.5	81.5	—	5.3	5.3	—
Other	8.3	8.3	—	—	—	—
Total other asset-backed securities	138.8	133.5	5.3	53.5	53.5	—
Total asset-backed securities	$927.9	$922.6	$5.3	$938.3	$936.0	$2.3
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2012 are as follows:

		Security Issuance Year
	Fair Value	2006	2007	2010	2011	2012
	($ in millions)
Non-agency RMBS	$38.1	$5.5	$—	$17.1	$15.5	$—
Non-agency CMBS	175.4	—	3.9	6.7	37.6	127.2
Total	$213.5	$5.5	$3.9	$23.8	$53.1	$127.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of December 31, 2012:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$38.1	$—	$38.1	$—
Non-prime	—	—	—	—
Total	$38.1	$—	$38.1	$—
_______________________________________________________________________________

(1)
At issuance, Super Senior were rated AAA by Standard & Poor's Financial Services LLC ("Standard & Poor's") or Aaa by Moody's Investors Service, Inc. ("Moody's") and were senior to other AAA or Aaa bonds.

(2)	At issuance, Senior were rated AAA by Standard & Poor's or Aaa by Moody's and were senior to non-AAA or non-Aaa bonds.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's or Aaa by Moody's and were junior to other bonds.
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels are as follows as of December 31, 2012:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$170.1	$132.0	$38.1	$—
Floating rate CMBS	5.3	3.9	—	1.4
Total	$175.4	$135.9	$38.1	$1.4
_______________________________________________________________________________

(1)	At issuance, Super Senior were rated AAA by Standard & Poor's, Aaa by Moody's or AAA by Fitch Ratings and were senior to other AAA or Aaa bonds.

(2)	At issuance, Senior were rated AAA by Standard & Poor's or Aaa by Moody's and were senior to non-AAA or non-Aaa bonds.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's or Aaa by Moody's and were senior to other bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Other Investments
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The decrease in the fair value of hedge funds and private equity funds is due to net redemptions during the period. The following table summarizes investments in hedge funds and private equity funds at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$8.4	$—	$15.1	$—
Long bank loan	0.1	—	0.2	—
Long/short equity	36.8	—	36.1	—
Long/short equity activist	2.0	—	2.1	—
Total hedge funds	47.3	—	53.5	—
Private equity funds
Insurance	3.1	0.1	3.3	0.1
Distressed residential real estate	7.9	—	13.7	—
Energy infrastructure and services	20.7	7.5	16.3	4.6
Healthcare	2.1	2.7	1.1	3.5
Multi-sector	14.9	3.7	19.3	5.2
Private equity secondaries	7.0	2.0	7.6	2.6
Real estate	5.6	0.1	4.4	0.1
Total private equity funds	61.3	16.1	65.7	16.1
Total hedge funds and private equity funds(1)	$108.6	$16.1	$119.2	$16.1
_______________________________________________________________________________

(1)
Other investments also includes $14.1 million of an investment in a community reinvestment vehicle as of December 31, 2012 and 2011 and $21.1 million and $21.8 million, respectively, of an investment in a tax advantaged federal affordable housing development fund as of December 31, 2012 and 2011.

Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the December 31, 2012 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$6.7	$6.7
Quarterly	25.4	8.4	4.7	—	38.5
Annual	—	—	2.0	0.1	2.1
Total	$25.4	$8.4	$6.7	$6.8	$47.3
Certain of the hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

December 31, 2012, $1.6 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at December 31, 2012.
OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. At December 31, 2012, redemptions of $2.0 million were outstanding. The date at which such redemptions will be received is not determinable at December 31, 2012. Redemptions are recorded as receivables when approved by the hedge funds and when no longer subject to market fluctuations.
Investments in private equity funds are generally subject to "lock-up" periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At December 31, 2012, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$10.9	$8.3	$42.1	$—	$61.3
Securities Lending
As of December 31, 2011, all loaned securities under the OneBeacon legacy securities lending program had been returned except for two illiquid instruments for which OneBeacon held $1.7 million in collateral. No balance remained as of December 31, 2012 as these securities were returned in 2012 and the collateral was used to settle the outstanding liability.
NOTE 6. Debt
OneBeacon's debt outstanding as of December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
	($ in millions)
Senior unsecured notes, at face value	$275.0	$269.9
Unamortized original issue discount	(0.3)	(0.2)
Senior unsecured notes, carrying value	$274.7	$269.7
Contractual repayments of $275.0 million for OneBeacon's outstanding debt are due more than five years after December 31, 2012.
2012 Senior Notes
In November 2012, OBH issued $275.0 million face value of senior unsecured debt ("2012 Senior Notes") through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The 2012 Senior Notes bear an annual interest rate of 4.60% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by the Company. OBH incurred $2.8 million in expenses related to the issuance of the 2012 Senior Notes (including the $1.8 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the 2012 Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2012 Senior Notes have an effective yield to maturity of approximately 4.7% per annum. The proceeds from the 2012 Senior Notes notes were utilized to repurchase and retire the remaining $269.8 million of 2003 Senior Notes for $275.9 million, which resulted in a $6.3 million loss in the fourth quarter of 2012.
2003 Senior Notes
In May 2003, OBH issued $700.0 million face value of senior unsecured debt ("2003 Senior Notes") through a public offering, at an issue price of 99.7% and received $693.4 million of proceeds. The 2003 Senior Notes had an annual interest rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. Debt

of 5.875%, payable semi-annually in arrears on May 15 and November 15, and were scheduled to mature on May 15, 2013. The 2003 Senior Notes were fully and unconditionally guaranteed as to the payment of principal and interest by White Mountains. See Note 15. OBH incurred $7.3 million in expenses related to the issuance of the 2003 Senior Notes (including the $4.5 million underwriting discount), which was deferred and was being recognized into interest expense over the life of the 2003 Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2003 Senior Notes had an effective yield to maturity of approximately 6.0% per annum. In December 2012, OBH repurchased and retired the remaining $269.8 million of 2003 Senior Notes for $275.9 million, which resulted in a $6.3 million loss, including transaction fees and the write-off of the remaining $0.2 million in unamortized deferred costs and original issue discount at the time of repurchase, in the year ended December 31, 2012.
On March 24, 2011, OBH commenced a cash tender offer for up to $150.0 million in aggregate principal amount of the 2003 Senior Notes at a price of $1,045 per $1,000 principal amount. The cash tender offer, which was not subject to the tender of any minimum principal amount of 2003 Senior Notes, expired on April 20, 2011. Holders of 2003 Senior Notes who tendered on or before April 6, 2011 received an early tender payment of $30 for every $1,000 principal amount of 2003 Senior Notes validly tendered. Payment for the 2003 Senior Notes included accrued and unpaid interest up to the settlement date. OBH accepted and retired $150.0 million aggregate principal amount of the 2003 Senior Notes for $161.6 million, which resulted in a $12.0 million pre-tax loss, including transaction fees.
On May 3, 2010, OBH commenced a cash tender offer for up to $200.0 million in aggregate principal amount of the 2003 Senior Notes at a price of $1,027.50 per $1,000 principal amount. The cash tender offer, which was not subject to the tender of any minimum principal amount of 2003 Senior Notes, expired on May 28, 2010. Holders of 2003 Senior Notes who tendered on or before May 14, 2010 received an early tender payment of $30 for every $1,000 principal amount of 2003 Senior Notes validly tendered. Payment for the 2003 Senior Notes included accrued and unpaid interest up to the settlement date. OBH accepted and retired $156.4 million aggregate principal amount of the 2003 Senior Notes, of which $155.2 million was tendered by the early tender deadline, for purchase for $165.4 million, which resulted in a $9.6 million pre-tax loss, including transaction fees.
During the year ended December 31, 2010, OBH repurchased and retired $29.7 million of outstanding 2003 Senior Notes for $30.8 million, which resulted in a $1.2 million loss. During the year ended December 31, 2010, OBIC purchased $1.1 million of outstanding 2003 Senior Notes for $1.1 million.
Other Debt of Operating Subsidiaries
In connection with the acquisition of Atlantic Specialty Insurance Company on March 31, 2004, OneBeacon issued a $20.0 million 10-year note to the seller (the "Atlantic Specialty Note"). The Atlantic Specialty Note accrued interest at a rate of 5.2% except that the outstanding principal amount in excess of $15.0 million accrued interest at a rate of 3.6%. During the three months ended March 31, 2010, OneBeacon repaid $14.0 million on the Atlantic Specialty Note, representing the outstanding principal on the note.
Interest
Total interest expense incurred by OneBeacon for its indebtedness was $16.9 million, $20.5 million and $29.6 million, respectively, during the years ended December 31, 2012, 2011 and 2010. Total cash interest paid by OneBeacon for its indebtedness was $16.4 million, $20.4 million and $29.4 million, respectively, during the years ended December 31, 2012, 2011 and 2010.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

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
The total income tax (expense) benefit from continuing operations for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Current tax benefit (expense):
Federal	$10.1	$18.5	$49.2
State	(1.5)	(1.6)	(1.0)
Non-U.S.	(0.6)	(0.1)	(0.4)
Total current tax benefit (expense)	8.0	16.8	47.8
Deferred tax expense:
Federal	(16.4)	(31.6)	(72.9)
State	—	—	—
Non-U.S.	—	—	—
Total deferred tax expense	(16.4)	(31.6)	(72.9)
Total income tax expense	$(8.4)	$(14.8)	$(25.1)
A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of OneBeacon's worldwide operations are taxed) to the income tax (expense) benefit on pre-tax income from continuing operations follows:

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Tax expense at the U.S. statutory rate	$(37.1)	$(41.9)	$(61.4)
Differences in taxes resulting from:
Non-U.S. earnings, net of foreign taxes	26.0	25.5	29.0
Tax reserve adjustments	(1.2)	(1.9)	(1.6)
Tax exempt interest and dividends	2.3	2.1	1.8
Change in valuation allowance	(0.7)	(0.7)	3.6
Sale of subsidiaries	—	—	4.3
Other, net	2.3	2.1	(0.8)
Total income tax expense on pre-tax income from continuing operations	$(8.4)	$(14.8)	$(25.1)
The non-U.S. component of pre-tax income from continuing operations which, as described above, primarily relates to interest income, was $75.6 million, $73.3 million and $77.3 million, respectively, for the years ended December 31, 2012, 2011 and 2010. The income tax expense related to pre-tax income from continuing operations for the years ended December 31, 2012, 2011 and 2010 represented net effective tax rates of 7.9%, 12.4% and 14.3%, respectively. The effective tax rate on non-U.S. income was 0.6%, 0.3% and 0.5%, respectively, and the effective tax rate on U.S. income was 26.1%, 31.6% and 25.2%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of OneBeacon's deferred tax assets and liabilities follows:

	December 31,
	2012		2011
	($ in millions)
Deferred income tax assets related to:
Sale of Runoff Business	$49.2		$—
Sale of AutoOne	—		10.4
U.S. net operating loss carryforwards	42.6		15.8
Discounting of loss and LAE reserves	41.6		54.6
Unearned premiums	39.8		36.6
Compensation and bonus accruals	15.6		18.0
Deferred compensation plans	8.4		9.5
Pension and benefit accruals	8.0		5.6
Tax credit carryforwards	6.2		3.4
Investment basis differences	4.6		12.6
Accrued rent	3.7		4.1
Fixed assets	3.0		0.1
Allowance for doubtful accounts	1.2		1.3
Other accrued compensation	0.7		1.2
Non-U.S. net operating loss carryforwards	0.2	—	297.1
Involuntary pool and guaranty fund accruals	0.1		0.2
Other items	9.2		9.0
Total gross deferred income tax assets	234.1		479.5
Less valuation allowance	(7.8)		(304.0)
Total net deferred income tax assets	226.3		175.5
Deferred income tax liabilities related to:
Deferred acquisition costs	43.4		43.2
Net unrealized investment gains	39.4		33.9
Other items	5.7		4.8
Total deferred income tax liabilities	88.5		81.9
Net deferred tax asset	$137.8		$93.6
OneBeacon's deferred tax assets are net of federal and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates. Of the $7.8 million valuation allowance at December 31, 2012, $0.2 million relates to deferred tax assets on net operating losses (“NOLs”) in Luxembourg subsidiaries that are not expected to have significant income in the future, and $7.6 million relates to deferred tax assets of Houston General Insurance Exchange, which files its own tax return. At December 31, 2011, the valuation allowance was $304.0 million of which $297.1 million related to deferred tax assets on NOLs in Luxembourg and $6.9 million related to deferred tax assets of Houston General Insurance Exchange.
On January 24, 2012, OneBeacon sold the issued and outstanding shares of common stock of OneBeacon Holdings (Luxembourg) S.à r.l. ("OB Lux") to White Sands Holdings (Luxembourg) S.à r.l ("White Sands"), a subsidiary of White Mountains, for $24.7 million. As a result of this sale, the Luxembourg NOL carryovers from OB Lux will no longer be available for use by OneBeacon. See Note 15—"Related Party Disclosures."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

OneBeacon believes that, based upon its prior earnings history, expected future earnings, reversing temporary differences and capacity for carry-back of losses, it is more likely than not that the net deferred tax asset balances (net of valuation allowance) carried at December 31, 2012 and 2011 will be realized. It is possible that projected earnings may not be sufficient to utilize the entire deferred tax asset, which could result in material changes to OneBeacon's valuation allowance on deferred tax assets and tax expense.
Net operating loss carryforwards as of December 31, 2012 and the expiration dates are as follows:

	December 31, 2012
	United States	Luxembourg	Total
	($ in millions)
2013	$—	$—	$—
From years 2014 to 2022	0.4	—	0.4
From years 2023 to 2032	121.4	—	121.4
No expiration date	—	0.6	0.6
Totals	$121.8	$0.6	$122.4
Gross deferred tax asset	$42.6	$0.2	$42.8
Valuation allowance	(1.5)	(0.2)	(1.7)
Net deferred tax asset	$41.1	$—	$41.1
OneBeacon does not anticipate future taxable income in Luxembourg. Therefore, OneBeacon does not believe that it is more likely than not that these losses will be realized and has recorded a full valuation allowance against the tax benefits associated with these NOLs. Effective January 1, 2013, the Luxembourg statutory tax rate increased from 28.80% to 29.22%.
At December 31, 2012, there were U.S. net operating loss carryforwards of approximately $121.8 million, which begin to expire in 2021. Included in these tax losses are losses of $0.5 million subject to an annual limitation on utilization under Internal Revenue Code Section 382. Also included in these losses are NOLs of $4.4 million related to Houston General Insurance Exchange, a reciprocal, which files its own tax return. In addition, at December 31, 2012, OBFS had Low Income Housing Credit carryovers of $4.8 million, which expire in 2031 and 2032, and alternative minimum tax credit carryovers of $1.4 million, which do not expire.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Permanent differences(1)	Temporary differences(2)	Interest and penalties(3)	Total
	($ in millions)
January 1, 2010	$7.6	$67.1	$3.1	$77.8
Changes in prior year tax positions	—	(8.6)	1.6	(7.0)
Tax positions taken during the current year	—	—	—	—
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	—	—
December 31, 2010	$7.6	$58.5	$4.7	$70.8
Changes in prior year tax positions	—	—	1.9	1.9
Tax positions taken during the current year	—	(21.0)	—	(21.0)
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	—	—
December 31, 2011	$7.6	$37.5	$6.6	$51.7
Changes in prior year tax positions	—	—	1.2	1.2
Tax positions taken during the current year	—	(13.9)	—	(13.9)
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	—	—
December 31, 2012	$7.6	$23.6	$7.8	$39.0
_______________________________________________________________________________

(1)	Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

(2)
Represents the amount of unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in OneBeacon's Consolidated Balance Sheet and its tax basis.

(3)	Net of tax benefit.
If recognized, $15.4 million (tax plus interest and penalties) would be recorded as a reduction to income tax expense. Also included in the balance at December 31, 2012 are $23.6 million of tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2012, 2011 and 2010, OneBeacon recognized $1.2 million, $1.9 million and $1.6 million, respectively, in interest expense (benefit), net of federal benefit. The balance of accrued interest at December 31, 2012 and 2011 is $7.8 million and $6.6 million, respectively, net of any tax benefit.
With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005. In October 2008, the IRS commenced examination of OneBeacon's U.S. income tax returns for 2005 and 2006. On January 5, 2011, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2005 and 2006. The estimated total assessment, including interest and utilization of alternative minimum and foreign tax credit carryovers, is $20.8 million. OneBeacon disagrees with the adjustments proposed by the IRS and intends to defend its position. The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.
On July 28, 2011, the IRS commenced an examination of OneBeacon’s U.S. income tax returns for 2007, 2008 and 2009. OneBeacon has received proposed adjustments but does not expect the resolution of this examination to result in a material change to its financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

Upon completion of the Runoff Transaction, it is expected that the unrecognized tax benefits associated with tax positions where the deductibility is certain but the timing is uncertain, will decrease by approximately $3.2 million. OneBeacon does not expect the decrease to result in a material change to its financial position.
Net cash (refunds) payments for federal, state and non-U.S. income taxes, including tax sharing payments to related companies, totaled $0.8 million, $(1.6) million and $(56.5) million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the Plans at December 31, 2012 and 2011:

	December 31,
	2012	2011
	($ in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$113.0	$110.2
Service cost	0.7	0.8
Interest cost	4.7	5.2
Settlement gain	(0.7)	(0.6)
Special termination benefits expense	0.6	0.8
Assumption changes	11.2	7.7
Actuarial gain	(0.2)	(0.3)
Benefits and expenses paid with plan assets, net of participant contributions	(7.5)	(8.4)
Benefits paid directly by OneBeacon	(2.3)	(2.4)
Projected benefit obligation at end of year	$119.5	$113.0

Change in plan assets:
Fair value of plan assets at beginning of year	$120.8	$133.0
Actual return on plan assets	11.4	(3.8)
Employer contributions	—	—
Benefits and expenses paid, net of participant contributions	(7.5)	(8.4)
Fair value of plan assets at end of year	$124.7	$120.8
Funded status at end of year	$5.2	$7.8
The funded status of the consolidated pension plans at December 31, 2012 was $5.2 million, which represents an over-funding of $32.8 million related to the Qualified Plan and an under-funding of $27.6 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $13.4 million in an irrevocable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

rabbi trust for the benefit of Non-qualified Plan participants. Assets held in the rabbi trust are not reflected in the funded status of the consolidated pension plans as presented.
Amounts recognized in the financial statements as of December 31, 2012 and 2011 consist of:

	December 31,
	2012	2011
	($ in millions)
Net balance sheet asset recorded in other assets	$32.8	$34.3
Net balance sheet liability recorded in other liabilities	(27.6)	(26.5)
Net amount recognized in the financial statements	$5.2	$7.8
Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	December 31,
	2012	2011
	($ in millions)
Projected benefit obligation	$27.6	$26.5
Accumulated benefit obligation	$27.6	$26.5
Fair value of plan assets	$—	$—
Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

	December 31,
	2012	2011
	($ in millions)
Projected benefit obligation	$91.9	$86.5
Accumulated benefit obligation	$91.9	$86.5
Fair value of plan net assets	$124.7	$120.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

The amounts recognized in accumulated other comprehensive income (loss) on a before tax basis for the years ended December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	($ in millions)
Accumulated other comprehensive income (loss) at beginning of year	$(16.7)	$0.5
Increase (decrease) in accumulated other comprehensive income (loss):
Amortization of net actuarial losses recognized during the year	0.8	0.5
Net actuarial losses occurring during the year(1)	(5.9)	(18.2)
Other adjustments	0.6	0.5
Accumulated other comprehensive (loss) income at end of year	$(21.2)	$(16.7)
_______________________________________________________________________________

(1)
Net actuarial losses resulted from a decrease in investment returns on plan assets in the year ended December 31, 2011 and changes in assumptions in estimating the projected benefit obligation in the years ended December 31, 2012 and 2011.

The amount in accumulated other comprehensive loss, on a pre-tax basis, that has not yet been recognized as a component of net periodic benefit cost for the year ended December 31, 2012 is attributable to net losses. During the year ended December 31, 2013, OneBeacon expects $0.9 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost.
The components of net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 were as follows:

	December 31,
	2012	2011	2010
	($ in millions)
Service cost	$0.7	$0.8	$0.8
Interest cost	4.7	5.2	6.0
Expected return on plan assets	(6.9)	(7.6)	(7.3)
Amortization of prior service benefit	—	—	—
Amortization of unrecognized loss	0.8	0.5	0.6
Net periodic pension (income) cost before settlements, curtailments and special termination benefits	(0.7)	(1.1)	0.1
Settlement loss (gain)	0.6	0.5	(0.1)
Special termination benefits expense(1)	0.6	0.8	1.9
Total net periodic benefit cost	$0.5	$0.2	$1.9
_______________________________________________________________________________

(1)	Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

Assumptions
The weighted average assumptions used to determine benefit obligations at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Discount rate	3.64%	4.38%
The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Discount rate	4.38%	4.94%
Expected long-term rate of return on plan assets	5.75%	5.75%
OneBeacon's discount rate assumptions used to account for the Plans reflect the rates at which the benefit obligations could be effectively settled. In addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and insurance company annuity contract pricings, consideration was given to cash flow matching analyses.
OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its Qualified Plan assets at December 31, 2011 and 2010 to develop expected rates of return for 2012 and 2011 for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

The fair value of the Qualified Plan's assets and their related inputs at December 31, 2012 and 2011 by asset category were as follows:

	Fair value at December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
Utilities	$1.9	$—	$1.9	$—
Fixed maturity investments	1.9	—	1.9	—
Short-term investments	8.1	8.1	—	—
Common equity securities:
Financials	10.7	10.7	—	—
Basic Materials	10.7	10.7	—	—
Consumer	26.6	26.6	—	—
Energy	12.0	12.0	—	—
Utilities	1.9	1.9	—	—
Other	17.6	17.6	—	—
Common equity securities	79.5	79.5	—	—
Convertible fixed maturity investments:
Financials	0.9	—	0.9	—
Basic Materials	10.6	—	10.6	—
Consumer	16.7	—	16.7	—
Energy	0.1	—	0.1	—
Utilities	—	—	—	—
Other	6.2	—	6.2	—
Convertible fixed maturity investments	34.5	—	34.5	—
Total	$124.0	$87.6	$36.4	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

	Fair value at December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Fixed maturity investments:
Utilities	$2.4	$—	$2.4	$—
Fixed maturity investments	2.4	—	2.4	—
Short-term investments	3.1	3.1	—	—
Common equity securities:
Financials	9.5	9.5	—	—
Basic Materials	13.3	13.3	—	—
Consumer	19.4	19.4	—	—
Energy	8.8	8.8	—	—
Utilities	3.2	3.2	—	—
Other	18.0	18.0	—	—
Common equity securities	72.2	72.2	—	—
Convertible fixed maturity investments:
Financials	0.9	—	0.9	—
Basic Materials	4.7	—	4.7	—
Consumer	4.8	—	4.8	—
Energy	5.2	—	5.2	—
Utilities	1.5	—	1.5	—
Other	25.7	—	25.7	—
Convertible fixed maturity investments	42.8	—	42.8	—
Total	$120.5	$75.3	$45.2	$—
There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2012 and 2011.
The Qualified Plan's asset allocations at December 31, 2012 and 2011 by asset category were as follows:

	Plan Assets at December 31,
Asset Category	2012	2011
Fixed maturity investments	1.5%	2.0%
Common equity securities	64.2	59.9
Convertible fixed maturity investments	27.8	35.5
Cash and short-term investments	6.5	2.6
Total	100.0%	100.0%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

Cash Flows
OneBeacon does not expect to make a contribution to its Qualified Plan in 2013. OneBeacon anticipates contributing $2.4 million to the Non-qualified Plan in 2013, for which OneBeacon has assets held in a rabbi trust.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments
($ in millions)
2013	$5.2
2014	5.5
2015	5.8
2016	6.0
2017	6.2
2018 - 2022	35.0
Other Benefit Plans
OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of employees. The contributory plan provides qualifying employees with matching contributions of 50% of the first 6% of salary (subject to federal limits on allowable contributions in a given year). Total expense for the plan was $2.8 million, $3.0 million and $3.8 million, respectively, in the years ended December 31, 2012, 2011 and 2010, respectively. The employee savings plan includes an employee stock ownership component. See Note 9.
OneBeacon had a post-employment benefit liability related to disability and health benefits available to former employees that are no longer employed by the Company, of $7.1 million and $6.7 million at December 31, 2012 and 2011, respectively.
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
For awards granted in February 2012, the Compensation Committee granted performance shares with a goal of GBVPS. The targeted performance goal for full payment of the outstanding performance shares granted during the year ended December 31, 2012 is the attainment of a GBVPS of 10%. At a GBVPS of 3% or less, no performance shares would be earned and at a GBVPS of 17% or more, 200% of performance shares would be earned.
The following summarizes performance share activity for OB Performance Shares for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012		2011		2010
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	642,667	$9.7	1,464,295	$18.5	2,224,215	$15.1
Payments and deferrals(1)(2)(3)(4)	(258,901)	(7.7)	(936,150)	(10.5)	(889,594)	(4.6)
New awards	181,290	—	194,900	—	270,691	—
Forfeitures and net change in assumed forfeitures	(1,866)	—	(80,378)	(0.5)	(141,017)	(2.2)
Expense (Benefit) recognized	—	(0.8)	—	2.2	—	10.2
End of period	563,190	$1.2	642,667	$9.7	1,464,295	$18.5
_______________________________________________________________________________

(1)	Performance share payments in 2012 for the 2009-2011 performance cycle were based upon a performance factor of 138.6%.

(2)	Performance share payments in 2011 for the 2008-2010 performance cycle were based upon a performance factor of 68.5%.

(3)	Performance share payments in 2010 for the 2007-2009 performance cycle were based upon a performance factor of 14.2%.

(4)
As a result of the sales of the commercial lines and personal lines businesses, payments were made to certain former employees of OneBeacon prior to the end of the performance cycle (2008-2010, 2009-2011 and 2010-2012 performance cycles) on a pro rata basis based upon a performance factor of 100%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

The following summarizes performance shares outstanding and accrued performance share expense at December 31, 2012 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2010 - 2012	238,658	$—
2011 - 2013	151,563	0.3
2012 - 2014	181,290	0.9
Subtotal	571,511	1.2
Assumed forfeitures	(8,321)	—
Total at December 31, 2012	563,190	$1.2
If 100% of the outstanding performance shares had been vested on December 31, 2012, the total additional compensation cost to be recognized would have been $1.9 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) at December 31, 2012.
All performance shares earned and paid for the 2010-2012, 2009-2011, 2008-2010 and 2007-2009 performance cycles were settled in cash or by deferral into OneBeacon's deferred compensation plan.
Stock Options
In November 2006, in connection with the initial public offering, OneBeacon issued 1,420,000 options to acquire common shares of the Company at an above-market fixed exercise price to certain key employees as a one-time incentive. No options remained outstanding as of December 31, 2012 as the options expired five and a half years from the anniversary of issuance. The options vested in equal installments on each of the third, fourth and fifth anniversaries of their issuance. The fair value of each option award at grant date was estimated using a Black-Scholes option pricing model using an expected volatility assumption of 30.0%, a risk-free interest rate assumption of 4.6%, a forfeiture assumption of 5.0%, an expected dividend rate assumption of 3.4% and an expected term assumption of 5.5 years. The options originally had a per share exercise price of $30.00. On May 27, 2008, the Compensation Committee adjusted the exercise price to $27.97 as a result of the $2.03 per share special dividend paid in the first quarter of 2008. On November 16, 2010, the Compensation Committee adjusted the exercise price to $25.47 as a result of the $2.50 per share special dividend paid in the third quarter of 2010.
The compensation expense associated with the options and the incremental fair value of the award modifications was recognized ratably over the vesting period. No expense was recognized for the year ended December 31, 2012, as the options were fully vested prior to 2012. The Company recognized compensation expense of $0.5 million and $0.9 million in connection with these options during the years ended December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

The following summarizes option activity for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012		2011		2010
	Target options outstanding	Expense recognized	Target options outstanding	Expense recognized	Target options outstanding	Expense recognized
	($ in millions)
Beginning of year	740,870	$—	768,652	$—	1,015,610	$—
Forfeitures	—	—	(27,782)	—	(37,044)	—
Vested and expired(1)(2)	(740,870)	—	—	—	(209,914)	—
Expense recognized	—	—	—	0.5	—	0.9
End of year	—	$—	740,870	$0.5	768,652	$0.9
_______________________________________________________________________________

(1)	During the year ended December 31, 2012, the remaining 740,870 options expired unexercised.

(2)	During the year ended December 31, 2010, 209,914 options that vested as a result of the Commercial Lines Transaction and Personal Lines Transaction expired unexercised.
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
All three tranches of RSUs vested and were deferred into the non-qualified deferred compensation in 2011 and distributed in May 2012.
The expense associated with the RSUs was recognized ratably over the vesting period. No expense was recognized for the year ended December 31, 2012, as the RSUs were fully vested in 2011. For the years ended December 31, 2011 and 2010, OneBeacon recognized expense of $0.1 million and $0.5 million, respectively.
Restricted Shares
On March 1, 2012, OneBeacon issued 300,000 shares of restricted stock to certain employees that vest in equal installments on February 28, 2014 and 2015. On May 25, 2011, OneBeacon issued 630,000 shares of restricted stock to its CEO that vest in equal installments on February 22, 2014, 2015, 2016 and 2017. Concurrently with the 2011 grant of restricted stock, 35,000 performance shares issued to the CEO for the 2011-2013 performance share cycle were forfeited. Performance share awards to the CEO for each of the next five years are being reduced by 35,000 shares. The restricted shares contain dividend participation features, and therefore, are considered participating securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

The following summarizes restricted shares activity for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012		2011		2010
	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
	($ in millions)
Beginning of year	630,000	$7.7	—	$—	—	$—
New awards	300,000	4.5	630,000	8.6	—	—
Forfeitures	(2,333)	—	—	—	—	—
Vested	(667)	—	—	—	—	—
Expense recognized	—	(2.6)	—	(0.9)	—	—
End of year	927,000	$9.6	630,000	$7.7	—	$—
At December 31, 2012, the Company had 927,000 unvested restricted shares. During the years ended December 31, 2012 and 2011, OneBeacon recognized expense for restricted shares of $2.6 million and $0.9 million, respectively. As of December 31, 2012 and 2011, the unrecognized compensation cost associated with the outstanding restricted share awards was $9.6 million and $7.7 million, respectively, to be recognized ratably over the remaining vesting periods.
Other Share-Based Compensation
OneBeacon sponsors a defined contribution plan, the OneBeacon 401(k) Savings and Employee Stock Ownership Plan ("KSOP"). Under the KSOP, participants have the ability to invest their balances in several different investment options, including the common shares of White Mountains and the common shares of the Company.
The employee stock ownership component of the KSOP provides all participants with an annual base contribution in common shares of the Company equal to 3% of their salary, up to the applicable Social Security wage base (or $110,100 with respect to 2012). Additionally, those participants not otherwise eligible to receive certain other Company benefits can earn a variable contribution up to an additional 6% of their salary, capped at the annual covered compensation limits ($250,000 for 2012), contingent upon OneBeacon's performance. The variable contribution amounts for eligible participants constituted approximately 3%, 2% and 1%, respectively, of salary for the years ended December 31, 2012, 2011 and 2010. OneBeacon has recorded $4.5 million, $6.0 million and $2.9 million, respectively, in compensation expense to pay benefits and allocate common shares to participants' accounts for the years ended December 31, 2012, 2011 and 2010.
As of December 31, 2012 and 2011, the KSOP owned less than 3% of either of the total White Mountains common shares outstanding or the total Company common shares outstanding. All common shares held by the KSOP are considered outstanding for earnings (loss) per share computations.
As of December 31, 2012, the Company has no outstanding share appreciation rights.
NOTE 10. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the year ended December 31, 2012 and 2011, no shares were repurchased. During the year ended December 31, 2010, the Company repurchased and retired 0.7 million of its Class A common shares under this authorization for $10.5 million. The average cost per share repurchased was $14.42. See Note 18 for discussion regarding the share repurchase authorization.
Dividends on Common Shares
During the year ended December 31, 2012, the Company declared and paid cash dividends totaling $80.1 million, or $0.84 per common share. During the year ended December 31, 2011, the Company declared and paid cash dividends totaling

$174.8 million, or $1.84 per common share, including $79.7 million, or $0.84 per common share, of regular quarterly cash dividends and $95.1 million, or $1.00 per common share, of a special dividend. During the year ended December 31, 2010, the Company declared and paid cash dividends totaling $315.6 million, or $3.34 per common share, including $79.5 million, or $0.84 per common share, of regular quarterly cash dividends and $236.1 million, or $2.50 per common share, of a special dividend.
Accumulated Other Comprehensive Income (Loss)
For the years ended December 31, 2012, 2011 and 2010, OneBeacon recorded changes to accumulated other comprehensive income (loss) for net increases (decreases) in net benefit plan assets and obligations of $(2.9) million, $(11.2) million, $5.8 million, respectively, which were net of tax benefit (expense) of $1.6 million, $6.0 million and $(3.1) million, respectively. See Note 8.
NOTE 11. Statutory Capital and Surplus
OneBeacon's insurance operations are subject to regulation and supervision in each of the jurisdictions where they are domiciled and licensed to conduct business. Generally, regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Most states have implemented laws that establish standards for current, as well as continued, state accreditation. In addition, the National Association of Insurance Commissioners uses risk-based capital ("RBC") standards for property and casualty insurers as a means of monitoring certain aspects affecting the overall financial condition of insurance companies. At December 31, 2012, OneBeacon's active insurance operating subsidiaries met their respective RBC requirements.
OneBeacon's combined policyholders' surplus as reported to various regulatory authorities as of December 31, 2012 and 2011 was $0.9 billion and $1.0 billion, respectively. OneBeacon's combined statutory net income for the years ended December 31, 2012, 2011 and 2010 was $82.0 million, $119.6 million and $257.2 million, respectively. The principal differences between OneBeacon's combined statutory amounts and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes and market value adjustments for debt securities. OneBeacon's insurance subsidiaries' statutory policyholders' surplus at December 31, 2012 was in excess of the minimum requirements of relevant state insurance regulations.
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
Generally, OneBeacon's top tier regulated insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OneBeacon Insurance Company ("OBIC"), OneBeacon's primary top tier regulated insurance operating subsidiary, has the ability to pay $329.9 million of dividends during 2013 without prior approval of regulatory authorities, subject to the availability of unassigned funds. The amount of dividends available to be paid by OBIC in any given year is also subject to cash flow and earnings generated by OBIC's business, which now just comprises the Runoff Business, as well as to dividends received from its subsidiaries, including Atlantic Specialty Insurance Company ("ASIC"). At December 31, 2012, OBIC had $0.7 billion of unassigned funds and $0.9 billion of statutory surplus.
As disclosed in Note 2, during the fourth quarter of 2012, OneBeacon executed various intercompany reinsurance agreements which, along with other internal capital transactions among its insurance operating subsidiaries, resulted in ASIC becoming the lead insurance company for the ongoing specialty business and OBIC becoming the lead insurance company for the Runoff Business. As a result of the internal restructuring transactions, OBIC's 2012 statutory net income was significantly higher than that of OneBeacon's consolidated combined statutory net income as statutory net losses at lower-tiered subsidiaries more than offset the income recorded at OBIC. Notwithstanding these restructuring transactions, OneBeacon continues to manage its statutory capital on a combined basis. Although OBIC remains a top tier regulated insurance operating subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. Statutory Capital and Surplus

and maintains sufficient statutory capital to support the Runoff Business, the majority of the group's statutory capital is now included in ASIC to support the ongoing specialty business.
ASIC has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Given the changes in structure noted above, ASIC will likely require prior approval by regulatory authorities in order to pay dividends until it builds up a historical net investment income stream and earned surplus balance under its new structure. At December 31, 2012, ASIC had negative earned surplus and $0.7 billion of statutory surplus.
During the year ended December 31, 2012, OneBeacon's top tier regulated insurance operating subsidiaries distributed $173.1 million to their immediate parent, representing $114.7 million of dividends, which included the distribution of a regulated insurance subsidiary with a value of $34.0 million, and a return of capital to OneBeacon LLC of $58.4 million. During the year ended December 31, 2011, OneBeacon's top tier regulated operating subsidiaries distributed $150.0 million of extraordinary dividends to OneBeacon LLC. During the year ended December 31, 2010, OneBeacon's top tier regulated operating subsidiaries distributed $776.0 million of dividends, including $71.0 million of ordinary dividends, $535.0 million of extraordinary dividends and $170.0 million representing return of capital to OneBeacon LLC.
During the years ended December 31, 2012, 2011 and 2010, OneBeacon's unregulated insurance operating subsidiaries paid $4.9 million, $4.3 million and $8.3 million, respectively, of dividends to their immediate parent. At December 31, 2012, OneBeacon's unregulated insurance operating subsidiaries had approximately $28.6 million of net unrestricted cash, short-term investments and fixed maturity investments.
As described in Note 10, during the year ended December 31, 2012, the Company declared and paid dividends totaling $80.1 million of regular quarterly dividends to its common shareholders. During the year ended December 31, 2011, the Company declared and paid dividends totaling $174.8 million, including $79.7 million of regular quarterly dividends and $95.1 million of a special dividend. During the year ended December 31, 2010, the Company declared and paid dividends totaling $315.6 million, including $79.5 million of regular quarterly dividends and $236.1 million of a special dividend. See Note 21 for further information regarding dividends.
At December 31, 2012, OneBeacon Ltd. and it's intermediate holding companies had $272.4 million of net unrestricted cash, short-term investments and fixed maturity investments and $33.3 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.
NOTE 12. Segment Information
As a result of recent transactions (including the Runoff Transaction, AutoOne sale and agreement to sell Essentia), the Company revised its reporting segment structure in the fourth quarter of 2012 into Specialty Products, Specialty Industries and Investing, Financing and Corporate.
The Company has thirteen underwriting operating segments which are managed by the chief operating decision maker and are aggregated into two underwriting reportable segments. The two underwriting reportable segments were determined based on the nature of products or services, the production process, method of distribution and the nature of the regulatory environment. The principal difference between the reportable segments is the type or class of customer.
The Specialty Products segment is comprised of seven underwriting operating segments representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. The Specialty Products segment includes the Professional Insurance, Specialty Property, Excess and Surplus, Tuition Reimbursement, Programs, Surety, and Collector Cars and Boats underwriting operating segments.
The Specialty Industries segment is comprised of six underwriting operating segments representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Specialty Industries segment includes the International Marine Underwriters, Technology, Accident, Government Risks, Entertainment, and Energy underwriting operating segments.
The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate subsidiaries, as well as operations associated with personal lines business that it sold in 2010 (see Note 2—"Acquisitions and Dispositions").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Segment Information

Previously, the Company reported its insurance operations through a Specialty Insurance Operations segment and an Other Insurance Operations segment. The former Specialty Insurance Operations segment was comprised of twelve underwriting operating segments that were aggregated into a single reportable segment, with supplemental disclosures of three major underwriting units for financial reporting: MGA Business, Specialty Industries and Specialty Products. The former Other Insurance Operations segment consisted of substantially all operations classified as discontinued operations as of December 31, 2012, including AutoOne, other run-off business, and certain purchase accounting adjustments relating to the run-off business resulting from the OneBeacon Acquisition. Prior periods have been reclassified to conform to the current presentation.
Invested assets are not allocated to the Specialty Products and Specialty Industries segments since OneBeacon does not manage its assets by segment. Invested assets, net investment income and net realized and unrealized investment gains (losses) related to OneBeacon's Specialty Products and Specialty Industries segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments. Debt and the related interest expense on debt also are not allocated to or managed by segment and are also included in the Investing, Financing and Corporate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Segment Information

Financial information for OneBeacon's reportable segments is as follows:

	Total Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
Year ended December 31, 2012
Earned premiums	$604.0	$528.0	$—	$1,132.0
Loss and LAE	(345.6)	(304.4)	—	(650.0)
Policy acquisition expenses	(150.3)	(99.1)	—	(249.4)
Other underwriting expenses	(96.2)	(109.0)	—	(205.2)
Total underwriting income	11.9	15.5	—	27.4
Net investment income	—	—	53.6	53.6
Net realized and change in unrealized investment gains	—	—	55.7	55.7
Net other revenues (expenses)	0.4	(0.8)	(0.1)	(0.5)
General and administrative expenses	—	(1.9)	(11.5)	(13.4)
Interest expense	—	—	(16.9)	(16.9)
Pre-tax income from continuing operations	$12.3	$12.8	$80.8	$105.9

Year ended December 31, 2011
Earned premiums	$549.8	$462.4	$—	$1,012.2
Loss and LAE	(281.7)	(266.6)	—	(548.3)
Policy acquisition expenses	(129.1)	(92.1)	—	(221.2)
Other underwriting expenses	(77.1)	(85.2)	—	(162.3)
Total underwriting income	61.9	18.5	—	80.4
Net investment income	—	—	71.4	71.4
Net realized and change in unrealized investment gains	—	—	10.6	10.6
Net other revenues (expenses)	—	0.6	(13.0)	(12.4)
General and administrative expenses	—	(1.7)	(8.1)	(9.8)
Interest expense	—	—	(20.5)	(20.5)
Pre-tax income from continuing operations	$61.9	$17.4	$40.4	$119.7

Year ended December 31, 2010
Earned premiums(1)	$557.9	$421.3	$201.9	$1,181.1
Loss and LAE(1)	(282.0)	(257.6)	(146.0)	(685.6)
Policy acquisition expenses(1)	(124.1)	(88.6)	(39.4)	(252.1)
Other underwriting expenses(1)	(76.3)	(87.3)	(32.5)	(196.1)
Total underwriting income (loss)(1)	75.5	(12.2)	(16.0)	47.3
Net investment income	—	—	96.6	96.6
Net realized and change in unrealized investment gains	—	—	74.6	74.6
Net other revenues (expenses)	—	2.7	(3.3)	(0.6)
General and administrative expenses	—	(2.3)	(10.6)	(12.9)
Interest expense	—	—	(29.6)	(29.6)
Pre-tax income (loss) from continuing operations	$75.5	$(11.8)	$111.7	$175.4
_______________________________________________________________________________

(1)	Underwriting income and expenses included in Investing, Financing and Corporate for the year ended December 31, 2010 consist of the personal lines business sold in July 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Segment Information

	Total Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
December 31, 2012
Total investments	$—	$—	$2,291.5	$2,291.5
Reinsurance recoverable on paid and unpaid losses	52.3	58.3	—	110.6
Deferred acquisition costs	75.1	48.8	—	123.9
Ceded unearned premiums	3.3	8.2	—	11.5
Unpaid loss and LAE reserves	561.9	438.1	—	1,000.0
Unearned premiums	318.7	255.1	—	573.8
Debt	—	—	274.7	274.7

December 31, 2011
Total investments	$—	$—	$2,707.6	$2,707.6
Reinsurance recoverable on paid and unpaid losses(1)	26.1	37.1	2,120.8	2,184.0
Deferred acquisition costs(1)	74.6	48.7	0.2	123.5
Ceded unearned premiums(1)	2.7	7.8	0.2	10.7
Unpaid loss and LAE reserves(1)	505.0	363.6	2,490.0	3,358.6
Unearned premiums(1)	291.1	234.5	2.4	528.0
Debt	—	—	269.7	269.7
_______________________________________________________________________________

(1)	Balance included in Investing, Financing and Corporate relates to the Runoff Business, which was not classified as held for sale in the December 31, 2011 consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Segment Information

The following tables provide net written premiums, earned premiums and underwriting ratios for OneBeacon's insurance operations by reportable segment and in total, for the years ended December 31, 2012, 2011 and 2010:

	Total Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
Year ended December 31, 2012(1)
Net written premiums	$630.9	$548.3	$—	$1,179.2
Earned premiums	604.0	528.0	—	1,132.0
Underwriting ratios:
Loss and LAE	57.2%	57.7%	—%	57.4%
Expense	40.7	39.4	—	40.1
Total combined ratio	97.9%	97.1%	—%	97.5%

Year ended December 31, 2011(1)
Net written premiums	$571.2	$491.5	$—	$1,062.7
Earned premiums	549.8	462.4	—	1,012.2
Underwriting ratios:
Loss and LAE	51.2%	57.7%	—%	54.2%
Expense	37.5	38.3	—	37.9
Total combined ratio	88.7%	96.0%	—%	92.1%

Year ended December 31, 2010(1)
Net written premiums	$556.8	$431.2	$179.7	$1,167.7
Earned premiums	557.9	421.3	201.9	1,181.1
Underwriting ratios:
Loss and LAE	50.5%	61.1%	72.3%	58.0%
Expense	35.9	41.8	35.6	38.0
Total combined ratio	86.4%	102.9%	107.9%	96.0%
_______________________________________________________________________________

(1)
To better align its operating and reporting structure with the Company's business profile as a result the Runoff Transaction, AutoOne Transaction and agreement to sell Essentia, OneBeacon revised its segment structure during the fourth quarter of 2012. Financial information for all prior periods has been reclassified to conform to this presentation.

NOTE 13. Variable Interest Entities (VIE)
Reciprocals
Reciprocals are policyholder-owned insurance carriers organized as unincorporated associations. Each policyholder insured by the reciprocal shares risk with the other policyholders. Policyholders share profits and losses in the same proportion as the amount of insurance purchased but are not subject to assessment for net losses of the reciprocal.
OneBeacon had capitalized three reciprocals by loaning funds to them in exchange for surplus notes. In 2002, OneBeacon formed New Jersey Skylands Management LLC ("NJSM") to provide management services for a fee to New Jersey Skylands Insurance Association, a reciprocal, and its wholly-owned subsidiary New Jersey Skylands Insurance Company (together, "New Jersey Skylands Insurance"). New Jersey Skylands Insurance was capitalized with a $31.3 million surplus note issued to OneBeacon in 2002. OneBeacon also loaned $0.2 million to New Jersey Skylands Insurance in the form of a security deposit. In 2004, OneBeacon formed Houston General Management Company to provide management services for a fee to another reciprocal, Houston General Insurance Exchange. During 2004, OneBeacon contributed $2.0 million of capital to Houston

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13. Variable Interest Entities

General Insurance Exchange. In 2005, OneBeacon contributed one of its subsidiaries, Houston General Insurance Company with assets of $149.4 million and liabilities of $127.6 million, to Houston General Insurance Exchange (together "Houston General Insurance"). Subsequent to the contribution of Houston General Insurance Company (HGIC), Houston General Insurance Exchange (HGIE) issued a surplus note of $23.7 million to OneBeacon. During 2012, HGIE sold HGIC to OBIC. In 2006, Adirondack AIF, LLC ("AAIF"), a wholly-owned subsidiary of OneBeacon, entered into an agreement to provide management services for a fee to Adirondack Insurance Exchange ("Adirondack Insurance"), a reciprocal. Adirondack Insurance was capitalized with a $70.7 million surplus note issued to OneBeacon in May 2006. Principal and interest on the surplus notes are repayable to OneBeacon only with regulatory approval. The obligation to repay principal on the notes is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. OneBeacon has no ownership interest in the reciprocals.
Under the provisions of ASC 810, OneBeacon had determined that each of the reciprocals qualifies as a VIE. Further, OneBeacon had determined that it is the primary beneficiary as it has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE as a result of the management services provided to the reciprocal and the funds loaned to it. Accordingly, OneBeacon consolidates Houston General Insurance and, until the completion of the Personal Lines Transaction in July 2010, consolidated New Jersey Skylands Insurance and Adirondack Insurance. The Personal Lines Transaction, which as described in Note 2 was completed in July 2010, included the sale of NJSM and AAIF and the transfer of the surplus notes issued by New Jersey Skylands Insurance and Adirondack Insurance. Completion of the Personal Lines Transaction triggered deconsolidation of New Jersey Skylands Insurance and Adirondack Insurance.
Subsequent to the Personal Lines Transaction, Houston General Insurance remains as OneBeacon's only reciprocal. At December 31, 2012 and 2011, consolidated amounts related to Houston General Insurance included total assets of $22.6 million and $105.9 million, respectively, and total liabilities of $43.8 million and $126.2 million, respectively. At December 31, 2012, the net amount of capital at risk is equal to the surplus note of $23.7 million less the accumulated losses of $21.2 million which includes accrued interest on the surplus note of $19.7 million which eliminates in consolidation.
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
The fair values of the fixed-rate, long-term indebtedness were estimated by using quoted market prices. Judgment may be required to develop such estimates of fair value. Therefore, the estimate provided herein is not necessarily indicative of the amounts that could be realized in a current market exchange.
At December 31, 2012 and 2011, the fair value of OneBeacon's 2012 Senior Notes and 2003 Senior Notes (its fixed-rate, long-term indebtedness) was $282.4 million and $277.3 million, respectively, which compared to a carrying value of $274.7 million and $269.7 million, respectively. The fair value measurement of the Senior Notes is classified as Level 2 in the valuation hierarchy.
NOTE 15. Related Party Disclosures
White Mountains
During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company's common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2012, White Mountains owned 75.2% of the Company's outstanding common shares.
Separation Agreement
In connection with the initial public offering, the Company entered into a separation agreement dated November 14, 2006 with White Mountains (the "Separation Agreement") to address a number of operational, administrative and financial matters relating to the fact that OneBeacon would no longer be a wholly-owned subsidiary of White Mountains. These matters

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Related Party Disclosures

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
For the years ended December 31, 2012, 2011 and 2010, OneBeacon recorded expenses of $0.3 million, $0.4 million and $0.4 million, respectively, and recorded revenues of $2.1 million, $2.4 million and $2.3 million, respectively, for services under the Separation Agreement that OneBeacon received from or provided to White Mountains and its subsidiaries.
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
In November 2009, WM Advisors terminated the investment management agreements with respect to the management of the employee benefit plan portfolios, including two of the three proprietary funds offered in the KSOP which Prospector managed through a sub-advisory agreement which was also terminated. New investment management agreements were entered into with Prospector to manage the portfolios of the Qualified Plan and the KSOP. See "Related Party Disclosures—Prospector."
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
NOTE 15. Related Party Disclosures

OneBeacon is responsible for custodial arrangements and the payment of all custodial charges and fees. OneBeacon has agreed to pay annual investment management fees generally based on the quarter-end market values held under custody as set forth in the table below:

Assets Under Management	Annual Fee
Investment Grade Fixed Income:
—Up to $1 billion	10.0 basis points
—Next $1 billion	8.5 basis points
—Next $3 billion	7.5 basis points
—Greater than $5 billion	2.5 basis points
High Yield Fixed Income	25.0 basis points
Equities	100.0 basis points
Hedge Funds	100.0 basis points
Private Equities & Deferreds
First 2 years of fund's life (committed)	100.0 basis points
Thereafter (fair value)	100.0 basis points
Affordable housing credit funds
First year of fund's life (committed)	100.0 basis points
Thereafter (fair value)	10.0 basis points
Prior to October 2010, the fee schedule was as follows:

Assets Under Management	Annual Fee
Investment Grade Fixed Income:
—Up to $999 million	10.0 basis points
—Next $1 - $1.999 billion	8.5 basis points
—Amounts over $2 billion	7.5 basis points
High Yield Fixed Income	25.0 basis points
Fully Funded Hedge Funds, Limited Partnerships and Limited Liability Companies	100.0 basis points
Private Equities & Deferreds
First 2 years of fund's life (committed)	100.0 basis points
Thereafter (fair value)	100.0 basis points
OneBeacon incurred $3.5 million, $3.9 million and $5.8 million, respectively, in total fees for investment management services provided by WM Advisors under these investment management agreements during the years ended December 31, 2012, 2011 and 2010. WM Advisors is also paid a quarterly fee for treasury management services computed at the annual rate of 1.75 basis points (0.0175%) of the aggregate value of net assets on an annual basis. OneBeacon incurred $0.4 million, $0.5 million and $0.6 million, respectively, in treasury management fees during the years ended December 31, 2012, 2011 and 2010.
OBH Guarantee
Prior to the repayment of the remaining 2003 Senior Notes during the fourth quarter of 2012, White Mountains provided an irrevocable and unconditional guarantee as to the payment of principal and interest (the "Guarantee") on the 2003 Senior Notes. See Note 6.
In consideration of this Guarantee, OneBeacon paid a specified fee to White Mountains in the amount of 25 basis points per annum on the outstanding principal amount of the 2003 Senior Notes. Such payments were made on a semi-annual basis in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Related Party Disclosures

arrears. The Company incurred $0.8 million, $0.9 million and $1.3 million, respectively, in fees for the provision of the Guarantee during the years ended December 31, 2012, 2011 and 2010.
The indenture documents governing the 2003 Senior Notes provided that, if OneBeacon or White Mountains as guarantor of the 2003 Senior Notes defaulted under a credit agreement, mortgage or similar debt agreement with a principal amount greater than $25 million, and such default results in the acceleration of such debt, there would have been a default under the 2003 Senior Notes (commonly referred to as a "cross default"). Such a default would have resulted in a trigger of the cross default provisions in the indenture documents governing the 2003 Senior Notes resulting in a required repayment of the 2003 Senior Notes.
The Company's 2012 Senior Notes are not guaranteed by White Mountains. See Note 6.
Sale of OneBeacon Holdings (Luxembourg) S.à r.l. to White Mountains
On January 24, 2012, OneBeacon Holdings Gibraltar Limited, an indirect wholly-owned subsidiary of the Company ("OneBeacon Gibraltar"), sold all of the issued and outstanding shares of OB Lux to White Sands, an indirect wholly-owned subsidiary of White Mountains, for $24.7 million, or $14.0 million over GAAP equity of $10.7 million.
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
Esurance Trust
As part of the Esurance Transaction, OBIC established and funded a reinsurance trust for the benefit of Esurance Insurance Company ("EIC") and Esurance Insurance Company of New Jersey ("EICNJ"), entities that were transferred by OBIC to Esurance during the period 2003-2006, to collateralize certain known liabilities that OBIC remains liable for notwithstanding the transfer of EIC and EICNJ. As of December 31, 2012 and 2011, there were $25.5 million and $34.3 million, respectively, of assets in the trust supporting the liabilities. OneBeacon incurs annual fees for the trust, which are reimbursable by White Mountains. For the years ended December 31, 2012 and 2011, respectively, OneBeacon incurred approximately $18 thousand and $22 thousand in trustee fees with respect to the trust.
Esurance Sublease
OBIC subleases to Esurance Insurance approximately 4,200 square feet of an approximately 14,000 square foot office facility in Brooklyn, NY. The sublease term commenced August 15, 2008 and terminates on November 29, 2014. Esurance Insurance has the option to sublease an additional 3,000 square feet of the office space if available on the same terms and conditions as the original sublease except that the monthly rental payment would increase. In addition, Esurance Insurance has the right of first refusal on the remainder of the office space on terms and conditions to be agreed upon by the parties. During each of the years ended December 31, 2011 and 2010, Esurance Insurance paid OBIC $0.2 million for the office space.
Sale of HCIC to Esurance Holdings, Inc.
During the third quarter of 2006, OneBeacon sold one of its inactive licensed subsidiaries, Homeland Central Insurance Company ("HCIC"), to Esurance Holdings, a subsidiary of White Mountains until the Esurance Transaction. HCIC was renamed EICNJ. In connection with the sale, Esurance Holdings agreed to pay $2.9 million of the total purchase price in periodic annual installments based upon a percentage of an annually recognized tax benefit with respect to premium tax in the state of New Jersey. In the event of a sale of Esurance Holdings to a third party, the remainder of the tax benefit would become due and payable to OneBeacon. Because of the license held by HCIC in New Jersey, EICNJ was entitled to a tax benefit that resulted in a reduction in the amount of annual state premium tax due on premiums written in New Jersey. For the years ended December 31, 2011 and 2010, after the filing of its New Jersey premium tax return each year, EICNJ paid OneBeacon $1.2 million and $0.6 million, respectively. In connection with the closing of the Esurance Transaction in 2011, EICNJ paid OneBeacon $0.6 million, representing payment in full of the remainder of the tax benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Related Party Disclosures

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
Federal Insurance Indemnity
In December 2003, White Mountains and Fund American Companies, Inc., now OBH, entered into a General Agreement of Indemnity with Federal Insurance Company ("Federal"), under which Federal agreed to execute judicial and similar bonds on behalf of White Mountains and OBH and their respective subsidiaries. Under the General Agreement of Indemnity, White Mountains and OBH agreed to jointly and severally indemnify Federal for any losses under the bonds. Included within the Separation Agreement is a provision under which each of White Mountains and the Company will indemnify the other for losses arising out of or in connection with bonds to the extent for the benefit of White Mountains or the Company, respectively. As of November 2006, the Company entered into a new agreement with Federal providing a similar bonding capacity to which White Mountains is not a party. At December 31, 2012, 2011 and 2010, total exposure under the General Agreement of Indemnity for outstanding bonds was $0.9 million, $1.1 million and $1.5 million, respectively, of which $0.9 million, $1.1 million and $1.4 million, respectively, related to bonds issued on behalf of OBH or its subsidiaries.
Prospector
Investment Management Agreement with Prospector
Prior to the initial public offering, Prospector managed most of the publicly-traded common equity and convertible securities in OneBeacon's portfolio, as well as certain assets of the employee benefit plan portfolios, through a sub-advisory agreement with WM Advisors.
In connection with the initial public offering, OneBeacon entered into an investment management agreement with Prospector in November 2006, as amended in November 2007, pursuant to which Prospector supervises and directs the publicly-traded common equity and convertible securities portion of OneBeacon's investment portfolio in accordance with the investment objectives, policies and restrictions described in OneBeacon's investment guidelines. The investment management agreement was renewed in March 2011 upon the same terms and conditions as the November 2006 agreement including an initial fixed term of three years which may be extended for an additional two year term.
Prospector served as a discretionary advisor to WM Advisors under sub-advisory agreements with respect to specified assets in OneBeacon's employee benefit plan portfolios until the fourth quarter of 2009. As described above under "Related Party Disclosures—WM Advisors," in November 2009, WM Advisors terminated the investment management agreements pursuant to which WM Advisors provided services with respect to the employee benefit plan portfolios. Effective as of November 1, 2009, the Qualified Plan entered into a new investment management agreement with Prospector with respect to the management of the plan assets. Effective as of December 1, 2009, OneBeacon entered into a new investment management agreement with Prospector with respect to the management of two proprietary funds under the KSOP.
In December 2010, OneBeacon and Prospector entered into an investment management agreement pursuant to which Prospector supervises and directs the assets held in trust to fund the Company's obligations under the Non-qualified Plan. The terms of the agreement are substantially similar to the terms of the March 2011 agreement described below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Related Party Disclosures

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
For the years ended December 31, 2012, 2011 and 2010, OneBeacon incurred $2.1 million, $1.9 million and $2.0 million, respectively, in fees for investment management services provided by Prospector. For the years ended December 31, 2012 and 2011, the employee benefit plans incurred $1.3 million and $1.4 million, respectively, in fees for investment management services provided by Prospector.
Richard P. Howard, a portfolio manager of Prospector, is a director of the Company.
Prospector Managed Limited Partnerships
At December 31, 2012 and 2011, OneBeacon had $12.9 million and $42.9 million, respectively, invested in limited partnerships managed by Prospector. Under the limited partnership agreements, Prospector serves as general partner and general manager of the funds and is paid a management fee by OneBeacon. In addition, OneBeacon allocates a portion of its earnings from OneBeacon's limited partnership interests to Prospector as an incentive fee. For each of the years ended December 31, 2012, 2011 and 2010, OneBeacon incurred $0.4 million in management fees. For the years ended December 31, 2012 and 2010, OneBeacon incurred $0.3 million and $0.4 million, respectively, in incentive fees. No incentive fees were incurred for the year ended December 31, 2011.
In December 2012, in anticipation of the Runoff Transaction, OneBeacon sold its investment in the Prospector Turtle Fund, L.P. ("Turtle Fund"). The Turtle Fund, one of the limited partnerships managed by Prospector, was sold to an affiliate of White Mountains for $31.6 million, representing the net asset value of OneBeacon's interest in the Turtle Fund on the date of sale. Prior to the sale, the Turtle Fund was consolidated by OneBeacon. At December 31, 2011, OneBeacon's investment in the Turtle Fund was $31.0 million.
NOTE 16. Commitments and Contingencies
Leases
OneBeacon leases certain office space under noncancellable operating leases expiring at various dates through 2021. Net rental expense for all of OneBeacon's locations was approximately $9.7 million, $13.1 million and $18.5 million, respectively, for the years ended December 31, 2012, 2011 and 2010. OneBeacon's future annual minimum rental payments required under noncancellable leases primarily for office space are $6.7 million, $5.6 million, $4.9 million, $4.5 million, and $9.6 million for 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively. As of December 31, 2012, OneBeacon has accrued $0.1 million net of anticipated sub-lease income for leased space which OneBeacon has ceased using.
As described in Note 1, OneBeacon's wholly-owned insurance operating subsidiary, OBIC, sold the majority of its fixed assets and capitalized software to OB Services at a cost equal to book value with no gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp and Fifth Third whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OB Services received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OB Services will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer to OB Services. OBIC recorded the sale of the assets with no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Commitments and Contingencies

gain or loss recognized while OB Services has recorded a capital lease obligation and a capital lease asset. As of December 31, 2012 and 2011, OB Services had a capital lease obligation of $18.2 million and $23.1 million, respectively, included within other liabilities and a capital lease asset of $16.1 million and $22.9 million, respectively, included within other assets. The underlying assets will continue to be depreciated over their respective useful lives. OB Services' future annual minimum rental payments are $5.3 million for each of the years ended December 31, 2013, 2014 and 2015 and $1.9 for the year ended December 31, 2016.
OneBeacon also has various other lease obligations which are immaterial in the aggregate.
Other Investments
OneBeacon has future binding commitments to fund certain limited partnership investments which do not have fixed funding dates and totaled $16.1 million as of December 31, 2012. OneBeacon's future binding commitment to fund an investment in a tax advantaged federal affordable housing development fund is $5.3 million for 2013.
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
Guaranty Funds
Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. OneBeacon's insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, each insurance subsidiary's policy is to accrue for any significant insolvencies when the loss is probable and the assessment amount can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2012, the reserve for such assessments at OneBeacon's insurance subsidiaries totaled $12.9 million.
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
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Commitments and Contingencies

White Mountains that are defendants in the action. OneBeacon and OBIC-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the LBO.
In December 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate all of the Noteholder Actions for pretrial matters and transfer all such proceedings to the United States District Court for the Southern District of New York.
In addition, OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company, on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and the Committee Action has since been consolidated with the Noteholder Actions.
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
A subsidiary of the the Company, OBH, was sued in Federal Court in the Eastern District of Pennsylvania on August 17, 2012 by Ace American Insurance Company (“Ace”). The complaint alleges that OBH, through a professional recruiting firm, improperly hired a group of Ace employees from Ace's surety division. The complaint sought injunctive relief and unspecified damages. After court-ordered expedited discovery was completed, the claims for injunctive relief were resolved pursuant to a confidential agreement. The remaining claim against OBH is for damages only and is scheduled to be heard in April. After the claims against OBH for injunctive relief were resolved, Ace filed a Demand for Arbitration against five of the surety employees recruited from Ace, alleging breach of their duty of loyalty to Ace and misappropriation of Ace trade secrets. OneBeacon believes that Ace's damages claim against OBH and the claims against the individual employees are without merit and intends to vigorously defend both.
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
NOTE 17. Earnings per Share
Basic and diluted earnings per share amounts have been determined in accordance with ASC 260, based on the weighted average number of common shares outstanding, including unvested restricted shares that are considered participating securities (see Note 9). The weighted average number of shares outstanding also includes the impact of share awards issued and share repurchases. During the second quarters of 2012, 2011 and 2010, 20,055 shares, 21,980 shares, and 20,068 shares, respectively, of the Company's Class A common shares were awarded to certain non-employee directors of the Company's Board in lieu of their 2012, 2011, and 2010 annual cash retainers. As further described below (see Note 18), during the third quarter of 2007, the Company began repurchasing shares under a share repurchase authorization. Since the inception of this authorization, the Company has repurchased and retired 5.6 million of its Class A common shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17. Earnings per Share

The following table outlines the Company's computation of earnings per share for continuing operations attributable to OneBeacon's common shareholders for the years ended December 31, 2012, 2011, and 2010:

	Year ended December 31,
	2012	2011	2010
Earnings attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders	$96.1	$103.9	$148.7
Allocation of income for participating unvested restricted common shares	(0.9)	(0.4)	—
Dividends paid on participating restricted common shares	(0.8)	(1.0)	—
Total allocation to restricted common shares	(1.7)	(1.4)	—
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$94.4	$102.5	$148.7

Undistributed (over-distributed) net earnings (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$94.4	$102.5	$148.7
Dividends paid, net of restricted common share amounts	(79.3)	(173.8)	(315.6)
Total undistributed (over-distributed) net earnings, net of restricted common share amounts	$15.1	$(71.3)	$(166.9)

Earnings per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.4	94.8	94.8
Weighted average unvested restricted common shares(1)	(0.9)	(0.4)	—
Basic earnings per share denominator(2)	94.5	94.4	94.8

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income from continuing operations attributable to OneBeacon's common shareholders	$1.00	$1.08	$1.57
Dividends declared and paid	(0.84)	(1.84)	(3.34)
Undistributed (Over-distributed) earnings	$0.16	$(0.76)	$(1.77)
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event (see Note 9).

(2)
Common shares issuable upon exercise of the options (see Note 9) were not included as their inclusion would be anti-dilutive for the periods presented. During the year ended December 31, 2012, the remaining outstanding options expired unexercised (see Note 9).

Basic and diluted loss per share amounts for discontinued operations are included in Note 19.
NOTE 18. Share Repurchase Authorization
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the years ended December 31, 2012 and 2011, no shares were repurchased. During the year ended December 31, 2010, the Company repurchased and retired 0.7 million of its Class A common shares under this authorization for $10.5 million. The average cost per share repurchased was $14.42. The amount of authorization remaining is $87.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Discontinued Operations
As described in Note 1 and Note 2 on October 17, 2012, OneBeacon entered into the Stock Purchase Agreement to sell the Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, the Runoff Transaction includes the sale of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the business as well as certain elements of the Runoff Business infrastructure, including staff and office space. The Runoff Transaction is expected to close in the second half of 2013, subject to regulatory approvals.
In anticipation of the Runoff Transaction, OneBeacon has sought and received regulatory approval from the respective departments of insurance effective October 1, 2012 to terminate the Pooling Agreement and existing intercompany 100% quota share reinsurance agreements and to enter into new 100% quota share reinsurance agreements, such that the Runoff Business is assumed and retained by OBIC, one of the legal entities that will be transferred to Armour at closing, and that the ongoing specialty business is assumed and retained by ASIC, one of the entities that OneBeacon will continue to own post-closing.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Discontinued Operations

Summary of Reclassified Balances and Related Items
As of December 31, 2012 and 2011, respectively, the Runoff Transaction and the AutoOne Transaction met the criteria for held for sale accounting. As a result, the assets and liabilities associated with the businesses being sold, after effecting the various steps contemplated by the Stock Purchase Agreement and the AutoOne Purchase Agreement, are presented separately as single line items in the asset and liability sections of the consolidated balance sheets as of December 31, 2012 and 2011, respectively. The following summarizes the major categories of assets and liabilities associated with the business classified as held for sale:

	December 31,
	2012	2011
	($ in millions)
Investments	$338.1	$111.8
Cash	—	5.5
Premiums receivable	11.0	8.8
Reinsurance recoverable on unpaid losses(1)	1,840.8	—
Reinsurance recoverable on paid losses	15.6	—
Deferred acquisition costs	—	2.2
Net deferred tax asset	5.1	1.9
Other assets	16.2	2.4
Total assets held for sale	$2,226.8	$132.6

Unpaid loss and loss adjustment expense reserves(1)	$2,052.6	$64.7
Unearned premiums	0.5	34.1
Ceded reinsurance payable	21.9	—
Other liabilities(2)	151.8	8.8
Total liabilities held for sale	$2,226.8	$107.6

Net assets held for sale	$—	$25.0
_______________________________________________________________________________

(1)
The December 31, 2012 balances include the remaining purchase accounting fair value adjustments of $150.1 million relating to the OneBeacon Acquisition, which is described below. Gross of purchase accounting adjustments, reinsurance recoverable on unpaid losses and unpaid loss and LAE reserves were $1,990.9 million and $2,202.7 million, respectively.

(2)	Other liabilities as of December 31, 2012 include the accrual related to the pre-tax loss on sale of the Runoff Business of $140.7 million.
As described in Note 1, the results of operations for the Runoff Business and AutoOne have been classified as discontinued operations and are presented as such, net of related income taxes, in the statements of operations and comprehensive (loss) income and cash flows for all periods. Investing and financing activities for OneBeacon are managed on a consolidated basis and currently reported within the Investing, Financing and Corporate segment. Therefore, no investment or financing activity is included in discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Discontinued Operations

The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Net written premiums	$3.5	$58.0	$68.6
Revenues
Earned premiums	$10.6	$70.5	$306.6
Net other revenues	—	1.7	10.2
Total revenues	10.6	72.2	316.8
Expenses
Loss and LAE	48.4	89.5	244.6
Policy acquisition expenses	(2.1)	5.3	68.6
Other underwriting expenses	1.7	22.8	50.4
General and administrative expenses	—	—	0.1
Total expenses	48.0	117.6	363.7
Pre-tax loss	(37.4)	(45.4)	(46.9)
Income tax benefit	13.1	15.8	16.5
Loss from discontinued operations, net of tax	$(24.3)	$(29.6)	$(30.4)
Loss from sale of discontinued operations, net of tax	$(91.0)	$(19.2)	$—
Net loss from discontinued operations, net of tax	$(115.3)	$(48.8)	$(30.4)
During the year ended December 31, 2012, OneBeacon recorded an after tax charge of a $91.5 million after tax ($140.7 million pre-tax) estimated loss on sale of the Runoff Business and an after tax loss from discontinued operations of $24.0 million, which included $9.0 million of after tax incurred loss and LAE relating to an adjustment to the workers compensation discount rate applied to the loss reserves being transferred, as well as $6.5 million of after tax underwriting losses primarily related to adverse prior year loss reserve development related to a legacy assumed reinsurance treaty.
As described above, during the third quarter of 2012, OneBeacon and Interboro reached conclusion on post-closing adjustments to the closing balance sheet resulting in OneBeacon recording a net gain of $0.5 million after tax, reflecting a true up of the estimated loss on sale of the AutoOne business. This after tax gain is included in loss from sale of discontinued operations in the statement of operations and comprehensive loss for the year ended December 31, 2012. During the year ended December 31, 2011, OneBeacon recorded a net charge of $29.6 million pre-tax, $19.2 million after tax, reflecting the estimated loss on sale of the AutoOne business, which includes the $25.0 million of net assets held for sale as well as estimates for transaction costs. This after tax net charge is included in loss from sale of discontinued operations, net of tax, in the statement of operations and comprehensive income for the year ended December 31, 2011.
During 2010, OneBeacon determined that unearned limited assignment distribution fees, which related to the AutoOne business and had been presented as a component of unearned premiums, had been overstated in years prior to 2010. In order to correct this error, OneBeacon recorded an adjustment during the year ended December 31, 2010 of $5.5 million which increased earned premiums.
Loss per Share Related to Discontinued Operations
Basic loss per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Discontinued Operations

The following table outlines the computation of loss per share for discontinued operations attributable to OneBeacon's common shareholders for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Loss attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net loss from discontinued operations attributable to OneBeacon's common shareholders	$(115.3)	$(48.8)	$(30.4)
Allocation of loss for participating unvested restricted common shares	1.1	0.2	—
Net loss from discontinued operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$(114.2)	$(48.6)	$(30.4)

Loss per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.4	94.8	94.8
Weighted average unvested restricted common shares(1)	(0.9)	(0.4)	—
Basic earnings per share denominator(2)	94.5	94.4	94.8

Loss per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net loss from discontinued operations attributable to OneBeacon's common shareholders per share	$(1.21)	$(0.50)	$(0.32)
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event (see Note 9).

(2)
Common shares issuable upon exercise of the options (see Note 9) were not included as their inclusion would be anti-dilutive for the periods presented. During the year ended December 31, 2012, the remaining outstanding options expired unexercised (see Note 9).

Additional Disclosure
Due to the relative significance of the transactions described above, OneBeacon has expanded the disclosures herein to provide additional insight into the balances and related activity reclassified to held for sale and discontinued operations.
Loss and LAE reserve summary
As described in Note 3, OneBeacon's insurance subsidiaries establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.
As disclosed in the summary of loss and LAE reserve activities in Note 3, for the years ended December 31, 2012, 2011 and 2010, OneBeacon incurred loss and LAE of $48.4 million, $89.5 million and $244.6 million, respectively, relating to discontinued operations. See disclosure below for a description of incurred loss and LAE relating to prior accident year loss and LAE reserves.
At December 31, 2012, $211.8 million of net loss and LAE reserves related to the Runoff Business were reclassified to held for sale. At December 31, 2011, $64.7 million of net loss and LAE reserves related to the AutoOne Transaction had been reclassified to held for sale. Immediately prior to the closing of the AutoOne Transaction in February 2012, the $64.7 million of net loss and LAE reserves were reclassified from held for sale, with $63.8 million of net loss and LAE reserves sold at closing. During the year ended December 31, 2010, $231.0 million of net loss and LAE reserves related to the Personal Lines Transaction were sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Discontinued Operations

Loss and LAE development—2012
During the year ended December 31, 2012, OneBeacon experienced $40.4 million of adverse loss reserve development related to discontinued operations primarily driven by case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. In addition, there was a change in the workers' compensation tabular discount rate from 4.5% to 3.5% that resulted in adverse prior year development of $15.2 million.
Loss and LAE development—2011
During the year ended December 31, 2011, OneBeacon experienced $26.7 million of net unfavorable loss reserve development from the runoff business. The net unfavorable loss reserve development resulted from a detailed review of runoff expenses, principally unallocated loss adjustment expenses (“ULAE”), completed during the fourth quarter of 2011. Specifically, OneBeacon completed a detailed review of loss and defense and cost containment expenses (allocated LAE or “ALAE”) and other adjusting expenses (ULAE) during the fourth quarter of 2011. The analysis considered costs, based on current non-staff expenses and staffing projections for the runoff business, as OneBeacon continued efforts to segregate its claims operations between ongoing claims and runoff claims. The analysis also factored in the revised definition of runoff claims to include the non-specialty commercial lines business that was exited via the renewal rights agreement sale beginning with January 1, 2010 effective dates.
Loss and LAE development—2010
During the year ended December 31, 2010, OneBeacon experienced $23.1 million of net favorable loss reserve development from the runoff business. The net favorable loss reserve development was primarily due to lower than expected severity on multiple peril liability lines and other general liability lines, particularly for accident years 2004 through 2009. As a result of the lower than expected case incurred loss and ALAE, actuarial methods based on case incurred losses produced lower estimated ultimate losses, resulting in lower estimates of required IBNR. Additionally, during the year ended December 31, 2010, AutoOne experienced $6.0 million of adverse loss reserve development.
Fair Value Adjustment
In connection with purchase accounting for the OneBeacon Acquisition, the Company was required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables. Loss and LAE reserves and the related reinsurance recoverable presented in the summary of reclassified balances within assets and liabilities held for sale as of December 31, 2012 are net of $150.1 million related to the outstanding pre-tax unaccreted adjustment. Loss and LAE reserves and the related reinsurance recoverable as presented in the December 31, 2011 consolidated balance sheet are net of $163.3 million related to the outstanding pre-tax unaccreted adjustment.
Asbestos and Environmental (A&E) Loss and LAE Reserve Activity
OneBeacon's reserves include provisions made for claims that assert damages from A&E related exposures. These reserves have been reclassified to liabilities held for sale as of December 31, 2012, as they relate to the Runoff Business. Asbestos claims relate primarily to injuries asserted by those who came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up costs obligations, particularly as mandated by Federal and state environmental protection agencies. In addition to the factors described above regarding the reserving process, OneBeacon estimates its A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.
In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase a reinsurance contract with National Indemnity Company ("NICO") under which OneBeacon is entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by OneBeacon in 1992 and prior, environmental claims arising from business written by OneBeacon in 1987 and prior, and certain other exposures (the "NICO Cover"). Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon's third-party reinsurers in existence at the time the NICO Cover was executed ("Third-Party Recoverables"). As a result, the Third-Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. Any amounts uncollectible from third-party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Discontinued Operations

with OneBeacon. Third-Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 13 years, approximately 47.1% of A&E losses have been recovered under the historical third-party reinsurance.
In September 2011, OneBeacon completed a study of its legacy A&E exposures based on experience through 2010. The previous study was based on experience through 2007. Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion reinsurance cover issued by NICO. Based on the results of the study, OneBeacon increased the point estimate of incurred losses for A&E and other mass tort exposures ceded to NICO from $2.2 billion to $2.3 billion, an increase of $121.9 million, net of underlying reinsurance. Due to the NICO Cover, there was no impact to income or equity from the change in estimate.
As noted above, OneBeacon estimates that on an incurred basis it has used approximately $2.3 billion of the coverage provided by NICO at December 31, 2012. Since entering into the NICO Cover, approximately 9% of the $2.3 billion of utilized coverage relates to uncollectible Third-Party Recoverables and settlements on Third-Party Recoverables through December 31, 2012. Net losses paid totaled approximately $1.5 billion as of December 31, 2012. Asbestos payments during the year ended December 31, 2012 reflect payments resulting from intensified efforts by claimants to resolve asbestos claims prior to enactment of potential federal asbestos legislation. To the extent that actual experience differs from OneBeacon's estimate of ultimate A&E losses and Third-Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover at December 31, 2012.
OneBeacon's reserves for A&E losses at December 31, 2012 represent management's best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean up cost increases and industry settlement practices, limit OneBeacon's ability to accurately estimate ultimate liability and OneBeacon may be subject to A&E losses beyond currently estimated amounts. In addition, OneBeacon remains liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. OneBeacon cannot reasonably estimate at the present time loss reserve additions arising from any such future adverse loss reserve developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such adverse loss reserve developments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Discontinued Operations

The following tables summarize reported A&E loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon for the years ended December 31, 2012, 2011 and 2010, respectively.

	Year ended December 31,
	2012			2011			2010
	Gross	Pre- NICO Net(1)	Net	Gross	Pre- NICO Net(1)	Net	Gross	Pre- NICO Net(1)	Net
	($ in millions)
Asbestos:
Beginning balance	$1,074.3	$681.2	$2.2	$904.0	$647.3	$6.4	$985.6	$688.8	$6.5
Incurred loss and LAE (2)	(0.3)	(0.5)	(0.5)	256.8	32.2	(4.0)	—	—	—
Paid loss and LAE (2)	(144.6)	(78.2)	0.7	(86.5)	1.7	(0.2)	(81.6)	(41.5)	(0.1)
Ending balance (3)	$929.4	$602.5	$2.4	$1,074.3	$681.2	$2.2	$904.0	$647.3	$6.4
Environmental:
Beginning balance	$279.8	$151.6	$9.0	$119.0	$93.8	$9.2	$350.7	$218.6	$7.6
Incurred loss and LAE (2)	(0.9)	(0.5)	(0.5)	231.8	62.2	10.0	6.2	6.0	6.0
Paid loss and LAE (2)	(45.9)	(25.7)	(2.1)	(71.0)	(4.4)	(10.2)	(237.9)	(130.8)	(4.4)
Ending balance (3)	$233.0	$125.4	$6.4	$279.8	$151.6	$9.0	$119.0	$93.8	$9.2
Total asbestos and environmental:
Beginning balance	$1,354.1	$832.8	$11.2	$1,023.0	$741.1	$15.6	$1,336.3	$907.4	$14.1
Incurred loss and LAE (2)	(1.2)	(1.0)	(1.0)	488.6	94.4	6.0	6.2	6.0	6.0
Paid loss and LAE (2)	(190.5)	(103.9)	(1.4)	(157.5)	(2.7)	(10.4)	(319.5)	(172.3)	(4.5)
Ending balance (3)	$1,162.4	$727.9	$8.8	$1,354.1	$832.8	$11.2	$1,023.0	$741.1	$15.6
_______________________________________________________________________________

(1)	Represents A&E reserve activity, net of third-party reinsurance, but prior to the NICO Cover.

(2)	Substantially all of the paid and incurred loss and LAE for all periods presented relate to the Runoff Business.

(3)
The ending balances presented include the unpaid A&E loss and LAE reserves, substantially all of which are related to the Runoff Business. The net unpaid loss and LAE reserves reclassified as liabilities held for sale on the December 31, 2012 balance sheet for Asbestos was $2.4 million, Environmental was $6.4 million and total A&E was $8.8 million.

Reinsurance
As described in Note 4, in the normal course of business, OneBeacon's insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third-party reinsurers. OneBeacon remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Discontinued Operations

The effects of reinsurance on OneBeacon's insurance subsidiaries' written and earned premiums and on incurred loss and LAE related to discontinued operations were as follows:

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Written premiums:
Direct(1)	$5.8	$56.2	$342.1
Assumed	(0.1)	(0.9)	1.9
Ceded(1)	(2.2)	2.7	(275.4)
Net written premiums	$3.5	$58.0	$68.6

Earned premiums:
Direct	$12.1	$169.8	$490.0
Assumed	0.9	0.8	3.5
Ceded	(2.4)	(100.1)	(186.9)
Net earned premiums	$10.6	$70.5	$306.6

Loss and LAE:
Direct	$52.8	$656.3	$272.0
Assumed	14.5	26.8	93.3
Ceded	(18.9)	(593.6)	(120.7)
Net loss and LAE	$48.4	$89.5	$244.6
_______________________________________________________________________________

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
In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts from subsidiaries of Berkshire Hathaway Inc.: the NICO Cover, which as described above represents a reinsurance contract with NICO for up to $2.5 billion in old A&E claims and certain other exposures, and an adverse loss reserve development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee.

Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal. OneBeacon has ceded estimated incurred losses of $562.0 million to GRC under the GRC Cover. As of December 31, 2012, OneBeacon has $409.3 million of reinsurance recoverable on unpaid losses outstanding under the GRC Cover.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Discontinued Operations

At December 31, 2012, OneBeacon had $15.6 million of reinsurance recoverable on paid losses and $1,990.9 million (gross of $150.1 million in purchase accounting adjustments, as described above) that will become recoverable if claims are paid in accordance with current reserve estimates, related to the Runoff Transaction that have been reclassified to assets held for sale. The following table provides a listing of the top reinsurers related to the Runoff Business reported in assets held for sale, excluding industry pools and associations, based on recoverable amounts, the percentage of total reinsurance recoverables reported as held for sale (gross of the $150.1 million in purchase accounting adjustment) and the reinsurers' A.M. Best ratings.

($ in millions)	Balance at December 31, 2012	% of total	A.M. Best Rating(1)
National Indemnity Company (NICO) and General Reinsurance Corporation(2)	$1,401.9	70%	A++
Hanover Insurance Company	61.1	3%	A
Tokio Marine and Nichido Fire(3)	25.6	1%	A++
Tower Insurance Company	20.4	1%	A-
Munich Reinsurance America	12.5	1%	A+
_______________________________________________________________________________

(1)
A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of fifteen financial strength ratings), “A+” (Superior, which is the second highest of fifteen financial strength ratings), “A” (Excellent, which is the third highest of fifteen financial strength ratings) and “A-” (Excellent, which is the fourth highest of fifteen financial strength ratings).

(2)	Includes $198.3 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers.

(3)
Includes $28.1 million of reinsurance recoverables from the various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH. The following tables present OneBeacon's consolidating balance sheets as of December 31, 2012 and 2011 and statements of operations and comprehensive income and cash flows for the years ended December 31, 2012, 2011, and 2010. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities, as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of December 31, 2012		(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,602.4	$16.6	$(25.7)	$1,593.3
Short-term investments, at amortized cost (which approximates fair value)	2.7	169.9	60.2	—	232.8
Common equity securities, at fair value	—	259.0	—	—	259.0
Convertible fixed maturity investments, at fair value	—	62.6	—	—	62.6
Other investments	—	143.8	—	—	143.8
Total investments	2.7	2,237.7	76.8	(25.7)	2,291.5
Cash	—	43.9	—	—	43.9
Reinsurance recoverable on unpaid losses	—	107.3	—	—	107.3
Reinsurance recoverable on paid losses	—	3.3	—	—	3.3
Premiums receivable	—	225.6	—	—	225.6
Deferred acquisition costs	—	123.9	—	—	123.9
Ceded unearned premiums	—	11.5	—	—	11.5
Net deferred tax asset	—	140.2	(2.5)	0.1	137.8
Investment income accrued	—	12.3	—	(0.2)	12.1
Accounts receivable on unsettled investment sales	—	1.4	0.7	—	2.1
Investments in subsidiaries	1,012.4	—	1,062.6	(2,075.0)	—
Other assets	0.3	208.3	7.1	—	215.7
Assets held for sale	—	2,226.8	—	—	2,226.8
Total assets	$1,015.4	$5,342.2	$1,144.7	$(2,100.8)	$5,401.5
Liabilities
Loss and LAE reserves	$—	$1,000.0	$—	$—	$1,000.0
Unearned premiums	—	573.8	—	—	573.8
Debt	—	—	299.6	(24.9)	274.7
Ceded reinsurance payable	—	4.8	—	—	4.8
Accounts payable on unsettled investment purchases	—	6.2	—	—	6.2
Other liabilities	0.9	291.1	6.0	(0.1)	297.9
Liabilities held for sale	—	2,226.8	—	—	2,226.8
Total liabilities	0.9	4,102.7	305.6	(25.0)	4,384.2
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,014.5	1,236.7	839.1	(2,075.8)	1,014.5
Total noncontrolling interests	—	2.8	—	—	2.8
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,014.5	1,239.5	839.1	(2,075.8)	1,017.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,015.4	$5,342.2	$1,144.7	$(2,100.8)	$5,401.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 20. Consolidating Financial Information

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of December 31, 2011	(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,936.9	$—	$(50.7)	$1,886.2
Short-term investments, at amortized cost (which approximates fair value)	2.8	317.2	—	—	320.0
Common equity securities, at fair value	—	266.5	—	—	266.5
Convertible fixed maturity investments, at fair value	—	79.8	—	—	79.8
Other investments	—	155.1	—	—	155.1
Total investments	2.8	2,755.5	—	(50.7)	2,707.6
Cash	—	52.5	2.4	—	54.9
Reinsurance recoverable on unpaid losses	—	2,167.5	—	—	2,167.5
Reinsurance recoverable on paid losses	—	16.5	—	—	16.5
Premiums receivable	—	230.9	—	—	230.9
Deferred acquisition costs	—	123.5	—	—	123.5
Ceded unearned premiums	—	10.7	—	—	10.7
Net deferred tax asset	—	94.8	(1.7)	0.5	93.6
Investment income accrued	—	14.5	—	(0.4)	14.1
Accounts receivable on unsettled investment sales	—	0.5	—	—	0.5
Investments in subsidiaries	1,098.3	—	1,254.5	(2,352.8)	—
Other assets	0.3	266.6	2.3	—	269.2
Assets held for sale	—	132.6	—	—	132.6
Total assets	$1,101.4	$5,866.1	$1,257.5	$(2,403.4)	$5,821.6
Liabilities
Loss and LAE reserves	$—	$3,358.6	$—	$—	$3,358.6
Unearned premiums	—	528.0	—	—	528.0
Debt	—	—	319.1	(49.4)	269.7
Ceded reinsurance payable	—	23.4	—	—	23.4
Accounts payable on unsettled investment purchases	—	22.7	—	—	22.7
Other liabilities	1.6	391.5	5.0	(0.4)	397.7
Liabilities held for sale	—	107.6	—	—	107.6
Total liabilities	1.6	4,431.8	324.1	(49.8)	4,707.7
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,099.8	1,420.2	933.4	(2,353.6)	1,099.8
Total noncontrolling interests	—	14.1	—	—	14.1
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,099.8	1,434.3	933.4	(2,353.6)	1,113.9
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,101.4	$5,866.1	$1,257.5	$(2,403.4)	$5,821.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 20. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive (Loss) Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2012	(in millions)
Revenues
Earned premiums	$—	$1,132.0	$—	$—	$1,132.0
Net investment income	—	56.2	0.4	(3.0)	53.6
Net realized and change in unrealized investment gains	—	56.5	(1.4)	0.6	55.7
Net other revenues (expenses)	—	6.6	(7.1)	—	(0.5)
Total revenues	—	1,251.3	(8.1)	(2.4)	1,240.8
Expenses
Loss and loss adjustment expenses	—	650.0	—	—	650.0
Policy acquisition expenses	—	249.4	—	—	249.4
Other underwriting expenses	—	205.2	—	—	205.2
General and administrative expenses	5.4	7.4	0.6	—	13.4
Interest expense	—	—	19.7	(2.8)	16.9
Total expenses	5.4	1,112.0	20.3	(2.8)	1,134.9
Pre-tax (loss) income from continuing operations	(5.4)	139.3	(28.4)	0.4	105.9
Income tax benefit (expense)	0.1	(18.6)	10.1	—	(8.4)
Net (loss) income from continuing operations	(5.3)	120.7	(18.3)	0.4	97.5
Loss from discontinued operations, net of tax	—	(24.3)	—	—	(24.3)
Loss from sale of discontinued operations, net of tax	—	(91.0)	—	—	(91.0)
(Loss) income before equity in (losses) earnings of unconsolidated affiliates	(5.3)	5.4	(18.3)	0.4	(17.8)
Equity in (losses) earnings of subsidiaries, net of tax	(13.9)	—	(28.9)	42.8	—
Net (loss) income including noncontrolling interests	(19.2)	5.4	(47.2)	43.2	(17.8)
Less: Net income attributable to noncontrolling interests	—	(1.4)	—	—	(1.4)
Net (loss) income attributable to OneBeacon's common shareholders	(19.2)	4.0	(47.2)	43.2	(19.2)
Change in other comprehensive income and loss items	(2.9)	—	(2.9)	2.9	(2.9)
Comprehensive (loss) income attributable to OneBeacon's common shareholders	$(22.1)	$4.0	$(50.1)	$46.1	$(22.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 20. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2011	(in millions)
Revenues
Earned premiums	$—	$1,012.2	$—	$—	$1,012.2
Net investment income	—	72.7	0.5	(1.8)	71.4
Net realized and change in unrealized investment gains (losses)	—	10.0	(0.1)	0.7	10.6
Net other revenues (expenses)	—	0.7	(13.1)	—	(12.4)
Total revenues	—	1,095.6	(12.7)	(1.1)	1,081.8
Expenses
Loss and loss adjustment expenses	—	548.3	—	—	548.3
Policy acquisition expenses	—	221.2	—	—	221.2
Other underwriting expenses	—	162.3	—	—	162.3
General and administrative expenses	5.1	4.1	0.6	—	9.8
Interest expense	—	—	22.1	(1.6)	20.5
Total expenses	5.1	935.9	22.7	(1.6)	962.1
Pre-tax (loss) income from continuing operations	(5.1)	159.7	(35.4)	0.5	119.7
Income tax (expense) benefit	(0.2)	(26.9)	12.4	(0.1)	(14.8)
Net (loss) income from continuing operations	(5.3)	132.8	(23.0)	0.4	104.9
Loss from discontinued operations, net of tax	—	(29.6)	—	—	(29.6)
Loss from sale of discontinued operations, net of tax	—	(19.2)	—	—	(19.2)
(Loss) income before equity in earnings of unconsolidated affiliates	(5.3)	84.0	(23.0)	0.4	56.1
Equity in earnings of subsidiaries, net of tax	60.4	—	50.9	(111.3)	—
Net income including noncontrolling interests	55.1	84.0	27.9	(110.9)	56.1
Less: Net income attributable to noncontrolling interests	—	(1.0)	—	—	(1.0)
Net income attributable to OneBeacon's common shareholders	55.1	83.0	27.9	(110.9)	55.1
Change in other comprehensive income and loss items	(11.2)	—	(11.2)	11.2	(11.2)
Comprehensive income attributable to OneBeacon's common shareholders	$43.9	$83.0	$16.7	$(99.7)	$43.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 20. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2010	(in millions)
Revenues
Earned premiums	$—	$1,181.1	$—	$—	$1,181.1
Net investment income	—	99.1	0.1	(2.6)	96.6
Net realized and change in unrealized investment gains	—	75.5	—	(0.9)	74.6
Net other revenues (expenses)	—	11.6	(12.2)	—	(0.6)
Total revenues	—	1,367.3	(12.1)	(3.5)	1,351.7
Expenses
Loss and loss adjustment expenses	—	685.6	—	—	685.6
Policy acquisition expenses	—	252.1	—	—	252.1
Other underwriting expenses	—	196.1	—	—	196.1
General and administrative expenses	6.3	4.4	1.0	1.2	12.9
Interest expense	0.3	(0.3)	32.4	(2.8)	29.6
Total expenses	6.6	1,137.9	33.4	(1.6)	1,176.3
Pre-tax (loss) income from continuing operations	(6.6)	229.4	(45.5)	(1.9)	175.4
Income tax (expense) benefit	—	(41.2)	16.1	—	(25.1)
Net (loss) income from continuing operations	(6.6)	188.2	(29.4)	(1.9)	150.3
Loss from discontinued operations, net of tax	—	(30.4)	—	—	(30.4)
Loss from sale of discontinued operations, net of tax	—	—	—	—	—
(Loss) income before equity in earnings of unconsolidated affiliates	(6.6)	157.8	(29.4)	(1.9)	119.9
Equity in earnings of subsidiaries, net of tax	124.9	—	127.9	(252.8)	—
Net income including noncontrolling interests	118.3	157.8	98.5	(254.7)	119.9
Less: Net income attributable to noncontrolling interests	—	(1.6)	—	—	(1.6)
Net income attributable to OneBeacon's common shareholders	118.3	156.2	98.5	(254.7)	118.3
Change in other comprehensive income and loss items	6.5	—	6.5	(6.5)	6.5
Comprehensive income attributable to OneBeacon's common shareholders	$124.8	$156.2	$105.0	$(261.2)	$124.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 20. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year Ended December 31, 2012	($ in millions)
Cash flows from operations:
Net (loss) income including noncontrolling interests	$(19.2)	$5.4	$(47.2)	$43.2	$(17.8)
Charges (credits) to reconcile net income to cash flows (used for) provided from operations:
Undistributed loss from subsidiaries	13.9	—	28.9	(42.8)	—
Net loss from discontinued operations	—	24.3	—	—	24.3
Net loss from sale of discontinued operations	—	91.0	—	—	91.0
Net realized and change in unrealized investment gains	—	(56.5)	1.4	(0.6)	(55.7)
Net other realized losses	—	—	6.3	—	6.3
Net realized gain on sale of business	—	(4.4)	—	—	(4.4)
Deferred income tax expense	—	15.2	0.8	0.4	16.4
Dividends received from subsidiaries	83.0	15.5	160.1	(258.6)	—
Other operating items:
Net change in loss and LAE reserves	—	87.5	—	—	87.5
Net change in unearned premiums	—	48.4	—	—	48.4
Net change in ceded reinsurance payable	—	1.1	—	—	1.1
Net change in ceded unearned premium	—	(0.9)	—	—	(0.9)
Net change in premiums receivable	—	(14.6)	—	—	(14.6)
Net change in reinsurance recoverable on paid and unpaid losses	—	(3.1)	—	—	(3.1)
Net change in other assets and liabilities	2.3	(34.4)	(3.5)	(0.2)	(35.8)
Net cash (used for) provided from operations—continuing operations	80.0	174.5	146.8	(258.6)	142.7
Net cash provided from operations—discontinued operations	—	(196.4)	—	—	(196.4)
Net cash (used for) provided from operations	80.0	(21.9)	146.8	(258.6)	(53.7)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	0.1	74.7	(60.2)	—	14.6
Maturities of fixed maturity investments	—	191.5	—	—	191.5
Sales of fixed maturity investments	—	1,766.4	—	(49.2)	1,717.2
Sales of common equity securities	—	112.5	—	—	112.5
Sales of convertible fixed maturity investments	—	29.3	—	—	29.3
Distributions and redemptions of other investments	—	63.9	—	—	63.9
Purchases of fixed maturity investments	—	(1,870.9)	(16.6)	25.0	(1,862.5)
Purchases of common equity securities	—	(91.5)	—	—	(91.5)
Purchases of convertible fixed maturity investments	—	(9.4)	—	—	(9.4)
Contributions for other investments	—	(44.9)	—	—	(44.9)
Proceeds from sale of business	—	15.0	—	—	15.0
Net change in unsettled investment purchases and sales	—	(18.2)	—	—	(18.2)
Net acquisitions of property and equipment	—	(1.8)	—	—	(1.8)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.		28.7		(28.7)	—
Net cash provided from investing activities—continuing operations	0.1	245.3	(76.8)	(52.9)	115.7
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash provided from investing activities	0.1	245.3	(76.8)	(52.9)	115.7
Cash flows from financing activities:
Issuance of debt	—	—	296.9	(25.0)	271.9
Repurchases of debt	—	—	(325.1)	49.2	(275.9)
Cash dividends paid to common shareholders	(80.1)	—	—	—	(80.1)
Cash dividends paid to parent	—	(243.1)	(15.5)	258.6	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	—	(28.7)	28.7	—
Capital lease obligation		(4.9)	—		(4.9)
Proceeds on sale of OneBeacon Holdings (Luxembourg) S.à r.l.	—	14.0	—	—	14.0
Net cash used for financing activities—continuing operations	(80.1)	(234.0)	(72.4)	311.5	(75.0)
Net cash used for financing activities—discontinued operations	—	—	—		—
Net cash used for financing activities	(80.1)	(234.0)	(72.4)	311.5	(75.0)
Net increase (decrease) in cash during year	—	(10.6)	(2.4)	—	(13.0)
Cash reclassified to assets held for sale	—	5.5	—	—	5.5
Cash transferred with sale of business	—	(3.5)	—	—	(3.5)
Net increase (decrease) after reclassification of cash to assets held for sale	—	(8.6)	(2.4)	—	(11.0)
Cash balance at beginning of year	—	52.5	2.4	—	54.9
Cash balance at end of year	$—	$43.9	$—	$—	$43.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 20. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year Ended December 31, 2011		($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$55.1	$84.0	$27.9	$(110.9)	$56.1
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(60.4)	—	(50.9)	111.3	—
Net loss from discontinued operations	—	29.6	—	—	29.6
Net loss from sale of discontinued operations	—	19.2	—	—	19.2
Net realized and change in unrealized investment gains	—	(10.0)	0.1	(0.7)	(10.6)
Net other realized losses (gains)	—	(0.3)	12.0	—	11.7
Deferred income tax expense	—	31.3	0.1	0.2	31.6
Dividends received from subsidiaries	181.0	34.4	155.0	(370.4)	—
Other operating items:
Net change in loss and LAE reserves	—	69.2	—	—	69.2
Net change in unearned premiums	—	50.2	—	—	50.2
Net change in ceded reinsurance payable	—	(0.5)	—	—	(0.5)
Net change in ceded unearned premium	—	0.4	—	—	0.4
Net change in premiums receivable	—	(49.4)	—	—	(49.4)
Net change in reinsurance recoverable on paid and unpaid losses	—	(46.3)	—	—	(46.3)
Net change in other assets and liabilities	0.1	(87.9)	8.6	0.1	(79.1)
Net cash provided from (used for) operations—continuing operations	175.8	123.9	152.8	(370.4)	82.1
Net cash used for operations—discontinued operations	—	(200.6)	—		(200.6)
Net cash provided from (used for) operations	175.8	(76.7)	152.8	(370.4)	(118.5)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(1.0)	(74.9)	56.0	—	(19.9)
Maturities of fixed maturity investments	—	478.3	—	—	478.3
Sales of fixed maturity investments	—	1,414.8	—	—	1,414.8
Sales of common equity securities	—	101.9	—	—	101.9
Sales of convertible fixed maturity investments	—	37.1	—	—	37.1
Distributions and redemptions of other investments	—	38.6	—	—	38.6
Purchases of fixed maturity investments	—	(1,472.3)	—	—	(1,472.3)
Purchases of common equity securities	—	(88.5)	—	—	(88.5)
Purchases of convertible fixed maturity investments	—	(30.4)	—	—	(30.4)
Contributions for other investments	—	(10.8)	—	—	(10.8)
Net change in unsettled investment purchases and sales	—	13.5	—	—	13.5
Net acquisitions of property and equipment	—	(3.7)	—	—	(3.7)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.		10.6		(10.6)	—
Net cash (used for) provided from investing activities—continuing operations	(1.0)	414.2	56.0	(10.6)	458.6
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash (used for) provided from investing activities	(1.0)	414.2	56.0	(10.6)	458.6
Cash flows from financing activities:
Repurchases of debt	—	—	(161.6)	—	(161.6)
Cash dividends paid to common shareholders	(174.8)	—	—	—	(174.8)
Cash dividends paid to parent	—	(336.0)	(34.4)	370.4	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	—	(10.6)	10.6	—
Capital lease obligation	—	23.1	—	—	23.1
Net cash (used for) provided from financing activities—continuing operations	(174.8)	(312.9)	(206.6)	381.0	(313.3)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash (used for) provided from financing activities	(174.8)	(312.9)	(206.6)	381.0	(313.3)
Net increase (decrease) in cash during year	—	24.6	2.2	—	26.8
Cash reclassified to assets held for sale	—	(5.5)	—	—	(5.5)
Net increase after reclassification of cash to assets held for sale	—	19.1	2.2	—	21.3
Cash balance at beginning of year	—	33.4	0.2	—	33.6
Cash balance at end of year	$—	$52.5	$2.4	$—	$54.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 20. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year Ended December 31, 2010		($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$118.3	$157.8	$98.5	$(254.7)	$119.9
Charges (credits) to reconcile net income to cash flows (used for) provided from operations:
Undistributed earnings from subsidiaries	(124.9)	—	(127.9)	252.8	—
Net loss from discontinued operations	—	30.4	—	—	30.4
Net loss from sale of discontinued operations	—	—	—	—	—
Net realized and change in unrealized investment gains	—	(75.5)	—	0.9	(74.6)
Net realized gain on Personal Lines Transaction	—	(8.5)	—	—	(8.5)
Net other realized losses (gains)	—	—	10.8	—	10.8
Deferred income tax expense	—	71.9	1.6	(0.6)	72.9
Dividends received from subsidiaries	332.3	526.0	776.0	(1,634.3)	—
Other operating items:
Net change in loss and LAE reserves	—	20.9	—	—	20.9
Net change in unearned premiums	—	(23.5)	—	—	(23.5)
Net change in ceded reinsurance payable	—	1.5	—	—	1.5
Net change in ceded unearned premium	—	8.2	—	—	8.2
Net change in premiums receivable	—	(110.2)	—	—	(110.2)
Net change in reinsurance recoverable on paid and unpaid losses	—	78.8	—	—	78.8
Net change in other assets and liabilities	1.2	(86.1)	(4.9)	1.6	(88.2)
Net cash (used for) provided from operations—continuing operations	326.9	591.7	754.1	(1,634.3)	38.4
Net cash provided from operations—discontinued operations	—	(16.0)	—	—	(16.0)
Net cash (used for) provided from operations	326.9	575.7	754.1	(1,634.3)	22.4
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(0.8)	(255.5)	(22.7)	—	(279.0)
Maturities of fixed maturity investments	—	1,080.4	—	—	1,080.4
Sales of fixed maturity investments	—	1,197.9	—	—	1,197.9
Sales of common equity securities	—	64.5	—	—	64.5
Sales of convertible fixed maturity investments	—	127.5	—	—	127.5
Distributions and redemptions of other investments	—	33.5	—	—	33.5
Purchases of fixed maturity investments	—	(1,697.5)	—	—	(1,697.5)
Purchases of common equity securities	—	(121.3)	—	—	(121.3)
Purchases of convertible fixed maturity investments	—	(38.0)	—	—	(38.0)
Contributions for other investments	—	(49.3)	—	—	(49.3)
Proceeds from the Personal Lines Transaction	—	166.6	—	—	166.6
Net change in unsettled investment purchases and sales	—	25.3	—	—	25.3
Net acquisitions of property and equipment	—	(6.8)	—	—	(6.8)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.		9.0		(9.0)	—
Net cash provided from investing activities—continuing operations	(0.8)	536.3	(22.7)	(9.0)	503.8
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash provided from investing activities	(0.8)	536.3	(22.7)	(9.0)	503.8
Cash flows from financing activities:
Repayment of debt	—	(14.0)	—	—	(14.0)
Repurchases of debt	—	(1.1)	(196.2)	—	(197.3)
Cash dividends paid to common shareholders	(315.6)	—	—	—	(315.6)
Cash dividends paid to parent	—	(1,108.3)	(526.0)	1,634.3	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	—	(9.0)	9.0	—
Repurchases and retirements of Class A common shares	(10.5)	—	—	—	(10.5)
Net cash used for financing activities—continuing operations	(326.1)	(1,123.4)	(731.2)	1,643.3	(537.4)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(326.1)	(1,123.4)	(731.2)	1,643.3	(537.4)
Net increase (decrease) in cash during year	—	(11.4)	0.2	—	(11.2)
Cash reclassified to assets held for sale	—	—	—	—	—
Net increase (decrease) after reclassification of cash to assets held for sale	—	(11.4)	0.2	—	(11.2)
Cash balance at beginning of year	—	44.8	—		44.8
Cash balance at end of year	$—	$33.4	$0.2	$—	$33.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. Subsequent Events
On February 27, 2013, the Board declared a dividend of $0.21 per common share, payable on March 29, 2013 to shareholders of record on March 15, 2013.
Effective January 1, 2013, OneBeacon completed the sale of Essentia, an indirect wholly-owned subsidiary which wrote the collector car and boat business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty terminated their underwriting arrangement with respect to the collector car and boat business. OneBeacon anticipates recognizing a pre-tax gain on sale of approximately $23.0 million ($15.0 million after tax) in the first quarter of 2013. The business associated with this agreement generated net written premiums of approximately $179.7 million, or 15.2% of consolidated written premiums, for the year ended December 31, 2012. See Note 2.

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
We assessed the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2012. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, we have concluded that OneBeacon maintained effective internal control over financial reporting as of December 31, 2012.
PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2012 as stated in their report which appears on page F-86.

February 28, 2013
/s/ T. MICHAEL MILLER	/s/ PAUL H. MCDONOUGH
T. Michael Miller President and Chief Executive Officer (Principal Executive Officer)	Paul H. McDonough Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of OneBeacon Insurance Group, Ltd.:
In our opinion, the consolidated financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of OneBeacon Insurance Group, Ltd. and its subsidiaries (the "Company") at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, MA
February 28, 2013

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
Selected quarterly financial data for 2012 and 2011 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. Financial information for the prior periods has been reclassified to conform to this presentation.

	2012 Three months ended				2011 Three months ended
Millions, except per share amounts	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$316.4	$282.6	$346.3	$295.5	$286.0	$264.5	$227.8	$303.5
Expenses	248.8	270.2	287.1	328.8	237.0	243.2	250.9	231.0
Pre-tax income (loss) from continuing operations	67.6	12.4	59.2	(33.3)	49.0	21.3	(23.1)	72.5
Tax (expense) benefit	(13.5)	(0.4)	(14.2)	19.7	(9.8)	(3.2)	11.1	(12.9)
Net income (loss) from continuing operations	54.1	12.0	45.0	(13.6)	39.2	18.1	(12.0)	59.6
Income (loss) from discontinued operations, net of tax	(9.5)	0.5	(15.8)	0.5	3.1	(2.1)	(2.5)	(28.1)
Loss from sale of discontinued operations, net of tax	—	—	(91.0)	—	—	—	(18.2)	(1.0)
Net income (loss) including noncontrolling interests	44.6	12.5	(61.8)	(13.1)	42.3	16.0	(32.7)	30.5
Less: Net (income) loss attributable to noncontrolling interests	(0.6)	(0.2)	(0.4)	(0.2)	(0.4)	(0.5)	(0.2)	0.1
Net income (loss) attributable to OneBeacon's common shareholders	$44.0	$12.3	$(62.2)	$(13.3)	$41.9	$15.5	$(32.9)	$30.6
Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted:
Net income (loss) from continuing operations per share	$0.56	$0.12	$0.47	$(0.15)	$0.41	$0.18	$(0.13)	$0.63
Loss from discontinued operations, net of tax, per share	(0.10)	—	(0.17)	0.01	0.03	(0.02)	(0.03)	(0.30)
Loss from sale of discontinued operations, net of tax, per share	—	—	(0.95)	—	—	—	(0.19)	(0.01)
Net income (loss) attributable to OneBeacon's common shareholders per share	0.46	0.12	(0.65)	(0.14)	0.44	0.16	(0.35)	0.32

SCHEDULE I
ONEBEACON INSURANCE GROUP, LTD.
SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2012

	Amortized Cost	Fair Value	Carrying Value
	($ in millions)
Investments:
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$197.1	$197.6	$197.6
Corporate bonds and asset-backed securities	1,597.2	1,639.4	1,639.4
States, municipalities and political subdivisions	3.3	3.2	3.2
Foreign governments	6.0	6.5	6.5
Redeemable preferred stocks	78.3	84.7	84.7
Total fixed maturities(1)	1,881.9	1,931.4	1,931.4
Short-term investments	232.8	232.8	232.8
Common equity securities:
Banks, trust and insurance companies	38.3	48.4	48.4
Public utilities	14.1	17.0	17.0
Industrial, miscellaneous and other	169.2	193.6	193.6
Total common equity securities	221.6	259.0	259.0
Convertible fixed maturity investments	59.5	62.6	62.6
Other investments	115.1	143.8	143.8
Total investments	$2,510.9	$2,629.6	$2,629.6
_______________________________________________________________________________

(1)	Includes $338.1 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2012 consolidated balance sheet as part of the Runoff Transaction.

SCHEDULE II
ONEBEACON INSURANCE GROUP, LTD.
(Registrant Only)
CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
	($ in millions)
Assets:
Investments	$2.7	$2.8
Investments in subsidiaries	1,012.4	1,098.3
Other assets	0.3	0.3
Total assets	$1,015.4	$1,101.4

Liabilities	$0.9	$1.6
OneBeacon's common shareholders' equity	1,014.5	1,099.8
Total liabilities and OneBeacon's common shareholders' equity	$1,015.4	$1,101.4

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Revenues	$—	$—	$—
Expenses	5.4	5.1	6.6
Pre-tax loss	(5.4)	(5.1)	(6.6)
Income tax benefit (expense)	0.1	(0.2)	—
Net loss	(5.3)	(5.3)	(6.6)
Equity in (loss) earnings from subsidiaries, net of tax	(13.9)	60.4	124.9
Net (loss) income attributable to OneBeacon's common shareholders	(19.2)	55.1	118.3
Other comprehensive income and loss items, after tax	(2.9)	(11.2)	6.5
Comprehensive (loss) income attributable to OneBeacon's common shareholders	$(22.1)	$43.9	$124.8

SCHEDULE II (continued)
ONEBEACON INSURANCE GROUP, LTD.
(Registrant Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
	($ in millions)
Net (loss) income	$(19.2)	$55.1	$118.3
Charges (credits) to reconcile net income to net cash from operations:
Undistributed (loss) earnings from subsidiaries	13.9	(60.4)	(124.9)
Dividends received from subsidiaries	83.0	181.0	332.3
Net change in other assets and liabilities	2.3	0.1	1.2
Net cash provided from operations	80.0	175.8	326.9
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	0.1	(1.0)	(0.8)
Net cash provided from (used for) investing activities	0.1	(1.0)	(0.8)
Cash flows from financing activities:
Repurchases and retirements of Class A common shares	—	—	(10.5)
Cash dividends paid to common shareholders	(80.1)	(174.8)	(315.6)
Net cash used for financing activities	(80.1)	(174.8)	(326.1)
Net change in cash during the year	—	—	—
Cash balance at beginning of year	—	—	—
Cash balance at end of year	$—	$—	$—

SCHEDULE III
ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION(1)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(3)	Benefits, claims, losses, and settlement expenses	Amortization of policy acquisition expenses	Other operating expenses	Premiums written
	($ in millions)
Years ended:
December 31, 2012:
Specialty Industries	$48.8	$438.1	$255.1	$—	$528.0	$—	$(304.4)	$(99.1)	$(109.0)	$548.3
Specialty Products	75.1	561.9	318.7	—	604.0	—	(345.6)	(150.3)	(96.2)	630.9
Investing, Financing and Corporate(2)	—	—	—	—	—	53.6	—	—	—	—
December 31, 2011:
Specialty Industries	$48.7	$363.6	$234.5	$—	$462.4	$—	$(266.6)	$(92.1)	$(85.2)	$491.5
Specialty Products	74.6	505.0	291.1	—	549.8	—	(281.7)	(129.1)	(77.1)	571.2
Investing, Financing and Corporate(2)	0.2	2,490.0	2.4	—	—	71.4	—	—	—	—
December 31, 2010:
Specialty Industries	$43.2	$335.1	$205.6	$—	$421.3	$—	$(257.6)	$(88.6)	$(87.3)	$431.2
Specialty Products	68.1	506.4	269.7	—	557.9	—	(282.0)	(124.1)	(76.3)	556.8
Investing, Financing and Corporate	3.2	2,454.0	152.2	—	201.9	96.6	(146.0)	(39.4)	(32.5)	179.7
__________________________________________________________

(1)	Schedule excludes activity related to discontinued operations for all periods presented.

(2)
Schedule excludes balances reclassified to held for sale in the consolidated balance sheets as of December 31, 2012 and 2011, respectively, related to the Runoff Transaction and the AutoOne Transaction.

(3)
Invested assets are not allocated to Specialty Industries or Specialty Products since OneBeacon does not manage its assets by segment. Net investment income related to OneBeacon's Specialty Industries and Specialty Products segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments.

SCHEDULE IV
ONEBEACON INSURANCE GROUP, LTD.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
Years ended:
December 31, 2012
Continuing Operations	$1,158.3	$(79.1)	$52.8	$1,132.0	4.7%
Discontinued Operations	12.1	(2.4)	0.9	10.6	8.5
December 31, 2011
Continuing Operations	$1,035.9	$(66.0)	$42.3	$1,012.2	4.2%
Discontinued Operations	169.8	(100.1)	0.8	70.5	1.1
December 31, 2010
Continuing Operations	$1,242.5	$(122.1)	$60.7	$1,181.1	5.1%
Discontinued Operations	490.0	(186.9)	3.5	306.6	1.1

SCHEDULE V
ONEBEACON INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS(1)

	Column A	Column B	Column C	Column D	Column E
	Additions (subtractions)
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged (credited) to other accounts(2)	Other additions (deductions) described(3)	Balance at end of period
	($ in millions)
Years ended:
December 31, 2012
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$24.4	$—	$—	$1.2	$25.6
Premiums receivable:
Allowance for uncollectible accounts	3.4	1.1	—	(0.1)	4.4
December 31, 2011
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$17.5	$10.7	$—	$(3.8)	$24.4
Premiums receivable:
Allowance for uncollectible accounts	3.9	—	(0.5)	—	3.4
December 31, 2010
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$15.8	$—	$—	$1.7	$17.5
Premiums receivable:
Allowance for uncollectible accounts	6.3	0.2	(1.0)	(1.6)	3.9
_______________________________________________________________________________

(1)
Schedule includes activity related to discontinued operations. Balances as of December 31, 2012 include an Allowance for reinsurance balances of $23.1 million and an Allowance for uncollectible premiums receivable of $0.9 million related to the Runoff Transaction that were reclassified to held for sale in the consolidated balance sheet. Balance as of December 31, 2011 includes an Allowance for uncollectible premiums receivable of $0.4 million related to the AutoOne Transaction that was reclassified to held for sale in the consolidated balance sheet.

(2)
Amount credited to other accounts represents a reduction in the Allowance for uncollectible premiums receivable which was offset by a corresponding reduction in Gross premiums receivable. There was no impact to Premiums receivable as presented in the consolidated balance sheet.

(3)	Represents net collections (charge offs) of balances receivable.

SCHEDULE VI
ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS(1)

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred acquisition costs	Reserves for Unpaid Claims and Claims Adjustment Expenses	Discount, if any, deducted in Column C		Unearned Premiums	Earned Premiums	Net investment income(5)	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of deferred policy acquisition costs	Paid Claims and Claims Adjustment Expenses	Premiums written
Affiliation with registrant								Current Year(1)	Prior Year(2)
	($ in millions)
Specialty Industries:
2012	$48.8	$438.1	$4.1	(3)	$255.1	$528.0	$—	$309.9	$(5.5)	$(99.1)	$253.0	$548.3
2011	48.7	363.6	4.2	(3)	234.5	462.4	—	279.8	(13.2)	(92.1)	241.6	491.5
2010	43.2	335.1	2.6	(3)	205.6	421.3	—	255.6	2.0	(88.6)	199.5	431.2
Specialty Products:
2012	$75.1	$561.9	$0.5	(3)	$318.7	$604.0	$—	$347.5	$(1.9)	$(150.3)	$312.1	$630.9
2011	74.6	505.0	0.8	(3)	291.1	549.8	—	298.3	(16.6)	(129.1)	281.6	571.2
2010	68.1	506.4	0.4	(3)	269.7	557.9	—	312.0	(30.0)	(124.1)	217.0	556.8
Investing, Financing and Corporate:(5)
2012(2)	$—	$—	$—	(3)(4)	$—	$—	$53.6	$—	$—	$—	$—	$—
2011(2)	0.2	2,490.0	266.6	(3)(4)	2.4	—	71.4	—	—	—	—	—
2010	3.2	2,454.0	292.9	(3)(4)	152.2	201.9	96.6	154.0	(8.0)	(39.4)	238.3	179.7
__________________________________________________________

(1)	Schedule excludes activity related to discontinued operations for all periods presented.

(2)
Schedule excludes balances reclassified to held for sale in the consolidated balance sheets as of December 31, 2012 and 2011, respectively, related to the Runoff Transaction and the AutoOne Transaction.

(3)
The amounts shown represent and/or include OneBeacon's discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using an average discount rate which is determined based on various assumptions including consideration of when the claims will be settled (3.5%, 4.5% and 5.0% , respectively, at December 31, 2012, 2011 and 2010).

(4)
The years ended December 31, 2011 and 2010 also include unamortized fair value adjustments of $163.3 million and $176.5 million, respectively, to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of the OneBeacon Acquisition.

(5)
Invested assets are not allocated to Specialty Industries or Specialty Products since OneBeacon does not manage its assets by segment. Net investment income related to OneBeacon's Specialty Industries and Specialty Products segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments.