Form 10-Q
period 2013-03-31
OneBeacon Insurance Group, Ltd.
filed 2013-04-29
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 25, 2013, 23,628,141 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

F - 1

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
	(in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$1,564.1	$1,593.3
Short-term investments, at amortized cost (which approximates fair value)	214.4	232.8
Common equity securities, at fair value	296.3	259.0
Convertible fixed maturity investments, at fair value	38.5	62.6
Other investments	144.3	143.8
Total investment securities	2,257.6	2,291.5
Cash	99.4	43.9
Reinsurance recoverables	108.2	110.6
Premiums receivable	227.4	225.6
Deferred acquisition costs	109.6	123.9
Net deferred tax asset	116.5	137.8
Investment income accrued	10.4	12.1
Accounts receivable on unsettled investment sales	26.6	2.1
Other assets	225.0	227.2
Assets held for sale	2,155.2	2,226.8
Total assets	$5,335.9	$5,401.5
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,010.3	$1,000.0
Unearned premiums	551.0	573.8
Debt	274.7	274.7
Accounts payable on unsettled investment purchases	12.5	6.2
Other liabilities	265.9	302.7
Liabilities held for sale	2,155.2	2,226.8
Total liabilities	4,269.6	4,384.2
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,382,879 and 95,386,179 shares)	1,019.9	1,019.1
Retained earnings	57.6	9.2
Accumulated other comprehensive loss, after tax	(13.7)	(13.8)
Total OneBeacon's common shareholders' equity	1,063.8	1,014.5
Total noncontrolling interests	2.5	2.8
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,066.3	1,017.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$5,335.9	$5,401.5

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2013	2012
	($ in millions, except per share amounts)
Revenues
Earned premiums	$286.5	$271.8
Net investment income	9.4	14.7
Net realized and change in unrealized investment gains	28.4	29.8
Net other revenues	24.0	0.1
Total revenues	348.3	316.4
Expenses
Loss and loss adjustment expenses	148.9	136.4
Policy acquisition expenses	54.8	58.1
Other underwriting expenses	49.3	47.5
General and administrative expenses	4.0	2.7
Interest expense	3.2	4.1
Total expenses	260.2	248.8
Pre-tax income from continuing operations	88.1	67.6
Income tax expense	(19.8)	(13.5)
Net income from continuing operations	68.3	54.1
Income (loss) from discontinued operations, net of tax	0.5	(9.5)
Net income, including noncontrolling interests	68.8	44.6
Less: Net income attributable to noncontrolling interests	(0.4)	(0.6)
Net income attributable to OneBeacon's common shareholders	68.4	44.0
Net change in benefit plan assets and obligations, net of tax	0.1	0.2
Comprehensive income attributable to OneBeacon's common shareholders	$68.5	$44.2

Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted
Net income from continuing operations, per share	$0.71	$0.56
Loss from discontinued operations, net of tax, per share	—	(0.10)
Net income attributable to OneBeacon's common shareholders per share	$0.71	$0.46
Dividends declared and paid per OneBeacon's common share	$0.21	$0.21

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss)	Common shareholders' equity	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2013	$1,019.1	$9.2	$(13.8)	$1,014.5	$2.8	$1,017.3
Comprehensive income:
Net income	—	68.4	—	68.4	0.4	68.8
Other comprehensive income item, after tax:
Net change in benefit plan assets and obligations, net of tax	—	—	0.1	0.1	—	0.1
Total comprehensive income	—	68.4	0.1	68.5	0.4	68.9
Amortization of restricted share and option awards	0.8	—	—	0.8	—	0.8
Issuance of common shares	—	—	—	—	0.1	0.1
Dividends	—	(20.0)	—	(20.0)	(0.8)	(20.8)
Balances at March 31, 2013	$1,019.9	$57.6	$(13.7)	$1,063.8	$2.5	$1,066.3

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss)	Common shareholders' equity	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2012	$1,002.2	$108.5	$(10.9)	$1,099.8	$14.1	$1,113.9
Comprehensive income:
Net income	—	44.0	—	44.0	0.6	44.6
Other comprehensive income item, after tax:
Net change in benefit plan assets and obligations, net of tax	—	—	0.2	0.2	—	0.2
Total comprehensive income	—	44.0	0.2	44.2	0.6	44.8
Amortization of restricted share and option awards	0.4	—	—	0.4	—	0.4
Issuance of common shares	—	—	—	—	0.2	0.2
Dividends	—	(20.0)	—	(20.0)	(0.6)	(20.6)
Gain on sale of OB Holdings Lux	14.0	—	—	14.0	—	14.0
Balances at March 31, 2012	$1,016.6	$132.5	$(10.7)	$1,138.4	$14.3	$1,152.7
   See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2013	2012
	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$68.8	$44.6
Charges (credits) to reconcile net income to cash flows (used for) provided from operations:
Net (income) loss from discontinued operations	(0.5)	9.5
Net realized and change in unrealized investment gains	(28.4)	(29.8)
Net realized gain on sale of business	(23.0)	—
Deferred income tax expense	22.4	12.0
Other operating items:
Net change in loss and LAE reserves	10.3	(54.4)
Net change in unearned premiums	(22.8)	30.4
Net change in premiums receivable	(1.8)	(30.1)
Net change in reinsurance recoverable on paid and unpaid losses	2.4	52.7
Net change in other assets and liabilities	(11.0)	(58.2)
Net cash provided from (used for) operations—continuing operations	16.4	(23.3)
Net cash used for operations—discontinued operations	(40.7)	(61.1)
Net cash used for operations	(24.3)	(84.4)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	14.8	(54.7)
Maturities of fixed maturity investments	103.7	68.3
Sales of fixed maturity investments	632.7	644.5
Sales of common equity securities	89.7	12.3
Sales of convertible fixed maturity investments	29.6	5.3
Distributions and redemptions of other investments	18.6	5.6
Purchases of fixed maturity investments	(674.2)	(574.0)
Purchases of common equity securities	(102.3)	(18.9)
Purchases of convertible fixed maturity investments	(5.0)	(1.7)
Contributions for other investments	(16.0)	(1.5)
Proceeds from sale of business	31.3	—
Net change in unsettled investment purchases and sales	(18.3)	37.0
Net acquisitions of property and equipment	(3.0)	(0.5)
Net cash provided from investing activities—continuing operations	101.6	121.7
Net cash provided from investing activities—discontinued operations	—	—
Net cash provided from investing activities	101.6	121.7
Cash flows from financing activities:
Cash dividends paid to common shareholders	(20.0)	(20.0)
Proceeds on sale of OB Holdings Lux	—	14.0
Payments on capital lease obligation	(1.8)	(1.2)
Net cash used for financing activities—continuing operations	(21.8)	(7.2)
Net cash used for financing activities—discontinued operations	—	—
Net cash used for financing activities	(21.8)	(7.2)
Net increase in cash during period	55.5	30.1
Cash reclassified from assets held for sale	—	5.5
Cash transferred with sale of business	—	(3.5)
Net increase after reclassification of cash to assets held for sale	55.5	32.1
Cash balance at beginning of period	43.9	54.9
Cash balance at end of period	$99.4	$87.0
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
OneBeacon was acquired by White Mountains Insurance Group, Ltd. ("White Mountains") from Aviva plc ("Aviva") in 2001 (the "OneBeacon Acquisition"). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. As of March 31, 2013, White Mountains owned 75.2% of the Company's common shares. Within this report, the term "OneBeacon" is used to refer to one or more entities within the consolidated organization, as the context requires. The Company's headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
On October 17, 2012, one of OneBeacon's indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC ("OneBeacon LLC"), entered into a definitive agreement (the "Stock Purchase Agreement") with Trebuchet US Holdings, Inc. ("Trebuchet"), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell its run-off business. See Note 2 and Note 15. OneBeacon's run-off business includes the results of OneBeacon's remaining non-specialty commercial lines business and certain other run-off business, including the vast majority of asbestos and environmental reserves, as well as certain purchase accounting adjustments related to the run-off business and OneBeacon Acquisition (the “Runoff Business,” the sale of which is referred to as the “Runoff Transaction”). The assets and liabilities associated with the Runoff Business as of March 31, 2013 and December 31, 2012 have been presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of the current balance sheet date. The Runoff Business has been presented as discontinued operations in the consolidated statements of operations and cash flows, with the prior periods reclassified to conform to the current period's presentation. The Runoff Business disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with the Runoff Business. Pursuant to the terms of the Stock Purchase Agreement, the legal entities included in the sale and expected to be transferred to Armour will hold an agreed upon level of invested assets and capital at closing.
In anticipation of the Runoff Transaction, and as means to separate the Runoff Business from the ongoing specialty business, OneBeacon sought and received various regulatory approvals to terminate, incept or amend various intercompany reinsurance agreements which took affect on October 1, 2012.
The Company revised its reporting segment structure in the fourth quarter of 2012 into Specialty Products, Specialty Industries and Investing, Financing and Corporate. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. The Specialty Products segment is comprised of seven underwriting operating segments, including one that has been recently sold, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. The Specialty Industries segment is comprised of six underwriting operating segments, including one that has been recently exited, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate subsidiaries.
All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments, consisting of a normal recurring nature, considered necessary by management to fairly state the financial position, results of operations and cash flows of OneBeacon. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

2012 Annual Report on Form 10-K for a complete discussion regarding OneBeacon’s significant accounting policies. As described above, certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.
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
OneBeacon adopted ASU 2010-26 prospectively. As a result of adopting ASU 2010-26, $5.6 million of unamortized deferred acquisition costs as of January 1, 2012, primarily relating to a portion of profit sharing commission that had been deferred under prior guidance, were determined to no longer be deferrable and were recognized in expense over the original amortization period. During the three months ended March 31, 2012, $2.4 million of the $5.6 million of unamortized acquisitions costs as of January 1, 2012 were recognized in expense, with the remainder of the $5.6 million balance expensed during the year ended December 31, 2012 such that no incremental impact was recognized in the three months ended March 31, 2013.
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
NOTE 2. Acquisitions and Dispositions
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company ("Essentia"), an indirect wholly-owned subsidiary which wrote the collector car and boat business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency ("Hagerty") terminated their underwriting arrangement with respect to the collector car and boat business. OneBeacon recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. Acquisitions and Dispositions

of 2013. The business associated with this agreement generated net written premiums of $35.3 million, or 11.7% of consolidated written premiums, for the three months ended March 31, 2012.
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
As described in Note 1, the Runoff Business is presented as held for sale as of March 31, 2013 and December 31, 2012 and as discontinued operations for the three months ended March 31, 2013 and 2012. See Note 15 for further information regarding balances classified as held for sale and activity reported as discontinued operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves

Loss and LAE reserve summary - Ongoing Business
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
	($ in millions)
Gross beginning balance	$1,000.0	$3,358.6
Less beginning reinsurance recoverable on unpaid losses	(107.3)	(2,167.5)
Net beginning loss and LAE reserves	892.7	1,191.1
Loss and LAE incurred relating to:
Current year losses	151.8	138.3
Prior year losses	(2.9)	(1.9)
Total incurred loss and LAE from continuing operations	148.9	136.4
Loss and LAE paid relating to:
Current year losses	(19.8)	(20.1)
Prior year losses	(117.3)	(115.9)
Total loss and LAE payments from continuing operations	(137.1)	(136.0)
Net loss and LAE reserves	904.5	1,191.5
Total incurred loss and LAE from discontinued operations	—	19.6
Total loss and LAE payments from discontinued operations	(45.7)	(71.4)
Net loss and LAE reserves	858.8	1,139.7
Net change in loss and LAE reserves reported in liabilities held for sale(1)(2)	45.7	64.7
Net loss and LAE reserves sold(3)	—	(63.8)
Net ending loss and LAE reserves	904.5	1,140.6
Plus ending reinsurance recoverable on unpaid losses	105.8	2,109.0
Gross ending loss and LAE reserves	$1,010.3	$3,249.6
_______________________________________________________________________________

(1)
Balance for the three months ended March 31, 2013 consists of the change in net loss and LAE reserves from $211.8 million to $166.1 million, which amounts were classified as held for sale as of March 31, 2013 and December 31, 2012, respectively, in connection with the Runoff Transaction.

(2)	Balance for the three months ended March 31, 2012 relates to net loss and LAE reserves reclassified from held from sale upon the closing of the AutoOne Transaction in February 2012.

(3)	Balance for the three months ended March 31, 2012 relates to the AutoOne Transaction, which closed in February 2012.

During the three months ended March 31, 2013, OneBeacon recorded $2.9 million of favorable loss and LAE reserve development on prior accident year reserves driven by our medical facilities and managed care errors and omissions lines in our healthcare business, which is included in the Professional Insurance underwriting operating segment. During the three months ended March 31, 2012, OneBeacon recorded $1.9 million of favorable loss and LAE reserve development on prior accident year loss reserves, primarily due to lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines.
See Note 15—"Discontinued Operations" for a discussion of impacts to reserves for unpaid losses and LAE related to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

In the normal course of business, OneBeacon's insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third-party reinsurers. OneBeacon remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts. See Note 15—"Discontinued Operations" for amounts related to the Runoff Business.
At March 31, 2013, OneBeacon had reinsurance recoverable on paid losses of $2.4 million and reinsurance recoverables on unpaid losses of $105.8 million. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table provides a listing of OneBeacon's top reinsurers for its continuing insurance operations, excluding industry pools and associations and affiliates of OneBeacon, based upon reinsurance recoverable amounts on paid and unpaid losses, the percentage of the total balance, and the reinsurer's A.M. Best Company, Inc. ("A.M. Best") ratings.

($ in millions)	Balance at March 31, 2013	% of total	A.M. Best Rating(1)
Hannover Ruckversich	$11.0	10%	A+
Munich Reinsurance America	9.6	9%	A+
Swiss Reinsurance America Corp	8.3	8%	A+
Everest Reinsurance	7.0	7%	A+
Platinum Underwriters	4.9	5%	A
_______________________________________________________________________________

(1)
A.M. Best ratings as detailed above are: "A+" (Superior, which is the second highest of sixteen financial strength ratings) and "A" (Excellent, which is the third highest of sixteen financial strength ratings).

Greater than 90% of reinsurance recoverables on paid and unpaid losses are from reinsurers rated A or better.
NOTE 5. Investment Securities
OneBeacon’s invested assets are comprised of securities and other investments held for general investment purposes. Refer to the Company’s 2012 Annual Report on Form 10-K for a complete discussion.
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
Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of March 31, 2013 and December 31, 2012.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

OneBeacon's net investment income is comprised primarily of interest income associated with OneBeacon's fixed maturity investments, dividend income from its equity investments, and interest income from its short-term investments. Other investments primarily include hedge funds and private equity funds. Net investment income for the three months ended March 31, 2013, and 2012 consisted of the following:

	Three months ended March 31,
	2013	2012
	($ in millions)
Fixed maturity investments	$9.9	$13.7
Short-term investments	—	—
Common equity securities	1.3	1.7
Convertible fixed maturity investments	0.4	1.1
Other investments	(0.3)	(0.1)
Gross investment income	11.3	16.4
Less investment expenses	(1.9)	(1.7)
Net investment income	$9.4	$14.7
The composition of net realized investment gains consisted of the following:

	Three months ended March 31,
	2013	2012
	($ in millions)
Fixed maturity investments	$3.9	$15.2
Short-term investments	—	—
Common equity securities	16.7	3.6
Convertible fixed maturity investments	1.5	0.9
Other investments	1.8	1.1
Net realized investment gains, pre-tax	$23.9	$20.8
As of March 31, 2013 and December 31, 2012, OneBeacon reported $12.5 million and $6.2 million, respectively, in accounts payable on unsettled investment purchases and $26.6 million and $2.1 million, respectively, in accounts receivable on unsettled investment sales.
The net changes in fair value for the three months ended March 31, 2013, and 2012 are as follows:

	Three months ended March 31, 2013
	Changes in net unrealized investment gains (losses)(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$(4.4)	$—	$(4.4)
Short-term investments	—	—	—
Common equity securities	7.9	—	7.9
Convertible fixed maturity investments	(0.9)	—	(0.9)
Other investments	1.9	—	1.9
Total	$4.5	$—	$4.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	Three months ended March 31, 2012
	Changes in net unrealized investment gains (losses)(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$(2.1)	$0.1	$(2.0)
Short-term investments	—	—	—
Common equity securities	4.8	—	4.8
Convertible fixed maturity investments	2.4	—	2.4
Other investments	3.8	—	3.8
Total	$8.9	$0.1	$9.0
_______________________________________________________________________________

(1)
Includes changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control of $(0.1) million, pre-tax, for each of the three month periods ended March 31, 2013 and 2012, respectively.

The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	($ in millions)
Investment securities:
Gross unrealized investment gains	$131.4	$127.4
Gross unrealized investment losses	(7.8)	(8.7)
Net net unrealized investment gains, pre-tax	123.6	118.7
Income taxes	(40.4)	(39.4)
Total net unrealized investment gains, after tax	$83.2	$79.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency losses and carrying values of OneBeacon's fixed maturity investments as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013(1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$160.0	$0.4	$—	$—	$160.4
Debt securities issued by industrial corporations	716.5	30.5	(0.2)	—	746.8
Municipal obligations	3.3	—	(0.1)	—	3.2
Asset-backed securities	854.2	7.4	(0.5)	—	861.1
Foreign government obligations	3.5	0.4	—	—	3.9
Preferred stocks	78.3	7.3	—	—	85.6
Total fixed maturity investments	$1,815.8	$46.0	$(0.8)	$—	$1,861.0

	December 31, 2012(1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$197.1	$0.5	$—	$—	$197.6
Debt securities issued by industrial corporations	678.7	32.8	—	—	711.5
Municipal obligations	3.3	—	(0.1)	—	3.2
Asset-backed securities	918.5	9.7	(0.3)	—	927.9
Foreign government obligations	6.0	0.5	—	—	6.5
Preferred stocks	78.3	6.4	—	—	84.7
Total fixed maturity investments	$1,881.9	$49.9	$(0.4)	$—	$1,931.4
_______________________________________________________________________________

(1)
Includes carrying value of $296.9 million and $338.1 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheets as part of the Runoff Transaction as of March 31, 2013 and December 31, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency gains and carrying values of OneBeacon's common equity securities, convertible fixed maturity investments and other investments as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$250.9	$47.2	$(1.8)	$—	$296.3
Convertible fixed maturity investments	36.3	2.9	(0.7)	—	38.5
Other investments	113.5	35.3	(4.5)	—	144.3
Total common equity securities, convertible fixed maturity investments and other investments	$400.7	$85.4	$(7.0)	$—	$479.1

	December 31, 2012
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$221.6	$39.8	$(2.4)	$—	$259.0
Convertible fixed maturity investments	59.5	3.2	(0.1)	—	62.6
Other investments	115.1	34.5	(5.8)	—	143.8
Total common equity securities, convertible fixed maturity investments and other investments	$396.2	$77.5	$(8.3)	$—	$465.4
Fair value measurements
As of both March 31, 2013 and December 31, 2012, approximately 92% of the investment portfolio recorded at fair value was priced based upon observable inputs.
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable. At March 31, 2013 and December 31, 2012, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.
As of both March 31, 2013 and December 31, 2012, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of March 31, 2013 and December 31, 2012 were comprised of $48.3 million and $47.3 million, respectively, in hedge funds, $61.3 million for both periods in private equity funds and $14.1 million for both periods in an investment in a community reinvestment vehicle. As of both March 31, 2013 and December 31, 2012, OneBeacon held investments in 8 hedge funds and 18 private equity funds. The largest investment in a single fund was $13.8 million and $12.9 million, respectively, at March 31, 2013 and December 31, 2012. As of March 31, 2013 and December 31, 2012, other investments also included $20.6 million and $21.1 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The fair value measurements at March 31, 2013 and December 31, 2012 and their related inputs are as follows:

	Fair value at March 31, 2013(2)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$160.4	$160.4	$—	$—
Debt securities issued by corporations:
Consumer	217.3	—	217.3	—
Industrial	113.5	—	113.5	—
Financial	109.6	—	109.6	—
Communications	111.8	—	111.8	—
Energy	56.7	—	56.7	—
Basic materials	77.3	—	77.3	—
Utilities	46.4	—	46.4	—
Technology	14.2	—	14.2	—
Debt securities issued by corporations	746.8	—	746.8	—
Municipal obligations	3.2	—	3.2	—
Asset-backed securities	861.1	—	854.0	7.1
Foreign government obligations	3.9	3.2	0.7	—
Preferred stocks	85.6	—	14.7	70.9
Fixed maturity investments	1,861.0	163.6	1,619.4	78.0
Short-term investments	214.4	214.4	—	—
Common equity securities:
Financials	62.4	62.3	—	0.1
Basic Materials	27.8	27.8	—	—
Consumer	110.8	110.8	—	—
Energy	38.9	38.9	—	—
Utilities	7.3	7.3	—	—
Other	49.1	49.1	—	—
Common equity securities	296.3	296.2	—	0.1
Convertible fixed maturity investments	38.5	—	38.5	—
Other investments(1)	123.7	—	—	123.7
Total(1)	$2,533.9	$674.2	$1,657.9	$201.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	Fair value at December 31, 2012(2)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$197.6	$197.6	$—	$—
Debt securities issued by corporations:
Consumer	249.9	—	249.9	—
Industrial	103.5	—	103.5	—
Financial	92.3	—	92.3	—
Communications	70.0	—	70.0	—
Energy	57.1	—	57.1	—
Basic materials	77.8	—	77.8	—
Utilities	46.5	—	46.5	—
Technology	14.4	—	14.4	—
Debt securities issued by corporations	711.5	—	711.5	—
Municipal obligations	3.2	—	3.2	—
Asset-backed securities	927.9	—	922.6	5.3
Foreign government obligations	6.5	5.8	0.7	—
Preferred stocks	84.7	—	13.9	70.8
Fixed maturity investments	1,931.4	203.4	1,651.9	76.1
Short-term investments	232.8	232.8	—	—
Common equity securities:
Financials	48.4	48.3	—	0.1
Basic Materials	42.9	42.9	—	—
Consumer	80.5	80.5	—	—
Energy	38.1	38.1	—	—
Utilities	17.0	17.0	—	—
Other	32.1	32.1	—	—
Common equity securities	259.0	258.9	—	0.1
Convertible fixed maturity investments	62.6	—	62.6	—
Other investments(1)	122.7	—	—	122.7
Total(1)	$2,608.5	$695.1	$1,714.5	$198.9
_______________________________________________________________________________

(1)
Excludes the carrying value of $20.6 million and $21.1 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of March 31, 2013 and December 31, 2012.

(2)
Fair value includes $296.9 million and $338.1 million of fixed maturity investments reclassified to assets held for sale in the March 31, 2013 and December 31, 2012 consolidated balance sheets as part of the Runoff Transaction.

At March 31, 2013 and December 31, 2012, OneBeacon held one private preferred stock that represented approximately 83% and 84%, respectively, of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the ratings of OneBeacon's corporate debt securities as of March 31, 2013 and 2012:

	March 31, 2013	December 31, 2012
	($ in millions)
AA	$26.8	$37.0
A	359.3	301.6
BBB	350.2	362.5
BB	7.0	7.0
Other	3.5	3.4
Debt securities issued by corporations	$746.8	$711.5
Rollforwards of Fair Value Measurements by Level
The changes in Level 1 fair value measurements for the three months ended March 31, 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2013	$203.4	$258.9	$—	$—	$462.3
Amortization/accretion	(0.2)	—	—	—	(0.2)
Total net realized and unrealized gains (losses)	(0.1)	24.6	—	—	24.5
Purchases	59.3	102.4	—	—	161.7
Sales	(98.8)	(89.7)	—	—	(188.5)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2013	$163.6	$296.2	$—	$—	$459.8
_______________________________________________________________________________

(1)	Excludes short-term investments which are deemed to have a Level 1 designation.
The changes in Level 2 fair value measurements for the three months ended March 31, 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total
	($ in millions)
Balance at January 1, 2013	$1,651.9	$—	$62.6	$—	$1,714.5
Amortization/accretion	(3.1)	—	—	—	(3.1)
Total net realized and unrealized gains (losses)	(0.5)	—	0.5	—	—
Purchases	531.4	—	5.0	—	536.4
Sales	(560.3)	—	(29.6)	—	(589.9)
Transfers in	—	—	—	—	—
Transfer out	—	—	—	—	—
Balance at March 31, 2013	$1,619.4	$—	$38.5	$—	$1,657.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The changes in Level 3 fair value measurements for the three months ended March 31, 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2013	$76.1	$0.1	$—	$122.7	$198.9
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains	0.1	—	—	3.7	3.8
Purchases	1.8	—	—	1.8	3.6
Sales	—	—	—	(4.5)	(4.5)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2013	$78.0	$0.1	$—	$123.7	$201.8
_______________________________________________________________________________

(1)	Excludes the carrying value of $20.6 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.
Significant Unobservable Inputs
As described above, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing models and both observable and unobservable inputs.

The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 at March 31, 2013. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

		Ratings			Input
Description		Range(1)	Valuation Technique	Unobservable Inputs	Range (1)

Asset-backed securities	$5.3	AA+	Broker pricing	Broker quote	N/A
Non-agency commercial mortgage-backed securities	1.8	BBB-	Broker pricing	Broker quote	N/A
Preferred stock	70.9	NR	Discounted cash flow	Discount yield	7.4%
_________________________________________________________________________

(1)	As of March 31, 2013, each asset type consists of one security.
The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in non-agency commercial mortgage-backed securities (“CMBS”). Generally for bonds priced at a premium, increased in prepayment speeds will result in a lower fair value, while decreases in prepayment speed may result in a higher fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
	($ in millions)
Fixed maturity investments	$0.1	$5.7
Short-term investments	—	—
Common equity securities	—	—
Convertible fixed maturity investments	—	—
Other investments	1.9	3.8
Total	$2.0	$9.5
Asset-backed Securities
OneBeacon purchases commercial and residential mortgage-backed securities to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency commercial mortgage-backed portfolio ("CMBS") is generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed rate CMBS and approximately 30 points of subordination on average for floating rate CMBS as of March 31, 2013. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of March 31, 2013, on average less than 1% of the underlying loans were reported as non-performing for all CMBS held by OneBeacon. OneBeacon is not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities ("RMBS") categorized as sub-prime as of March 31, 2013. OneBeacon's investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of March 31, 2013. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of March 31, 2013, OneBeacon held no mortgage-backed securities that were classified as non-prime. OneBeacon's non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the carrying value of OneBeacon's asset-backed securities as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$468.1	$468.1	$—	$551.2	$551.2	$—
FNMA	53.2	53.2	—	13.9	13.9	—
FHLMC	10.8	10.8	—	10.5	10.5	—
Total agency(1)	532.1	532.1	—	575.6	575.6	—
Non-agency:
Residential	19.4	19.4	—	38.1	38.1	—
Commercial	145.5	143.7	1.8	175.4	175.4	—
Total Non-agency	164.9	163.1	1.8	213.5	213.5	—
Total mortgage-backed securities	697.0	695.2	1.8	789.1	789.1	—
Other asset-backed securities:
Credit card receivables	68.2	62.9	5.3	49.0	43.7	5.3
Vehicle receivables	95.9	95.9	—	81.5	81.5	—
Other	—	—	—	8.3	8.3	—
Total other asset-backed securities	164.1	158.8	5.3	138.8	133.5	5.3
Total asset-backed securities	$861.1	$854.0	$7.1	$927.9	$922.6	$5.3
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of March 31, 2013 are as follows:

	Fair Value	Security Issuance Year
		2005	2006	2007	2008	2010	2011	2012	2013
	($ in millions)
Total non-agency RMBS	$19.4	$9.1	$5.5	$—	$—	$4.8	$—	$—	$—
Total non-agency CMBS	145.5	—	—	3.8	19.9	6.4	18.5	77.0	19.9
Total non-agency	$164.9	$9.1	$5.5	$3.8	$19.9	$11.2	$18.5	$77.0	$19.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of March 31, 2013:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$19.4	$—	$19.4	$—
Non-prime	—	—	—	—
Total	$19.4	$—	$19.4	$—
_______________________________________________________________________________

(1)
At issuance, Super Senior were rated AAA by Standard & Poor's Financial Services LLC ("Standard & Poor's") or Aaa by Moody's Investors Service, Inc. ("Moody's") and were senior to other AAA or Aaa bonds.

(2)	At issuance, Senior were rated AAA by Standard & Poor's or Aaa by Moody's and were senior to non-AAA or non-Aaa bonds.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's or Aaa by Moody's and were junior to other bonds.
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels are as follows as of March 31, 2013:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$112.9	$80.4	$27.7	$4.8
Floating rate CMBS	32.6	3.8	19.9	8.9
Total	$145.5	$84.2	$47.6	$13.7
_______________________________________________________________________________

(1)	At issuance, Super Senior were rated AAA by Standard & Poor's, Aaa by Moody's or AAA by Fitch Ratings and were senior to other AAA or Aaa bonds.

(2)	At issuance, Senior were rated AAA by Standard & Poor's or Aaa by Moody's and were senior to non-AAA or non-Aaa bonds.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's or Aaa by Moody's and were senior to other bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Other Investments
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The decrease in the fair value of hedge funds and private equity funds is due to net redemptions during the period. The following table summarizes investments in hedge funds and private equity funds at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$8.7	$—	$8.4	$—
Long bank loan	0.1	—	0.1	—
Long/short equity	37.4	—	36.8	—
Long/short equity activist	2.1	—	2.0	—
Total hedge funds	48.3	—	47.3	—
Private equity funds
Insurance	2.5	0.1	3.1	0.1
Distressed residential real estate	7.2	—	7.9	—
Energy infrastructure and services	20.3	6.9	20.7	7.5
Healthcare	2.1	2.5	2.1	2.7
Multi-sector	16.9	2.7	14.9	3.7
Private equity secondaries	7.1	2.0	7.0	2.0
Real estate	5.2	0.1	5.6	0.1
Total private equity funds	61.3	14.3	61.3	16.1
Total hedge funds and private equity funds(1)	$109.6	$14.3	$108.6	$16.1
_______________________________________________________________________________

(1)
Other investments also includes $14.1 million of an investment in a community reinvestment vehicle as of March 31, 2013 and December 31, 2012, respectively, and $20.6 million and $21.1 million, of an investment in a tax advantaged federal affordable housing development fund as of March 31, 2013 and December 31, 2012, respectively.

Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the March 31, 2013 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$6.7	$6.7
Quarterly	25.8	8.7	4.9	—	39.4
Annual	—	—	2.1	0.1	2.2
Total	$25.8	$8.7	$7.0	$6.8	$48.3
Certain of the hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

March 31, 2013, $1.3 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at March 31, 2013.
OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. At March 31, 2013, redemptions of $4.6 million were outstanding. The date at which all these redemptions will be received is not determinable at March 31, 2013. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
Investments in private equity funds are generally subject to "lock-up" periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At March 31, 2013, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$19.4	$12.5	$29.4	$—	$61.3
NOTE 6. Debt
OneBeacon's debt outstanding as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
	($ in millions)
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.3)	(0.3)
Senior unsecured notes, carrying value	$274.7	$274.7
2012 Senior Notes
In November 2012, OneBeacon U.S. Holdings, Inc. ("OBH") issued $275.0 million face value of senior unsecured debt ("2012 Senior Notes") through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The 2012 Senior Notes bear an annual interest rate of 4.60% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by the Company. OBH incurred $2.8 million in expenses related to the issuance of the 2012 Senior Notes (including the $1.8 million underwriting discount), which were deferred and are being recognized into interest expense over the life of the 2012 Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2012 Senior Notes have an effective yield to maturity of approximately 4.7% per annum. The proceeds from the 2012 Senior Notes notes were utilized to repurchase and retire, for $275.9 million, the remaining $269.8 million balance outstanding on the Company's previously held senior notes issued in 2003 ("2003 Senior Notes").
NOTE 7. Segment Information
As a result of recent transactions (including the Runoff Transaction, AutoOne sale and agreement to sell Essentia), the Company revised its reporting segment structure in the fourth quarter of 2012 into Specialty Products, Specialty Industries and Investing, Financing and Corporate.
The Company has thirteen underwriting operating segments, including two that have been recently exited or sold, which are managed by the chief operating decision maker and are aggregated into two underwriting reportable segments. The two underwriting reportable segments were determined based on the nature of products or services, the production process, method of distribution and the nature of the regulatory environment. The principal difference between the reportable segments is the type or class of customer.
The Specialty Products segment is comprised of seven underwriting operating segments, including one that has been recently sold, representing an aggregation based on those that offer distinct products and tailored coverages and services to a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

broad customer base across the United States. The Specialty Products segment includes the Professional Insurance, Specialty Property, Environmental, Tuition Reimbursement, Programs, Surety, and Collector Cars and Boats (which has been sold; see Note 2) underwriting operating segments.
The Specialty Industries segment is comprised of six underwriting operating segments, including one that has been recently exited, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Specialty Industries segment includes the International Marine Underwriters, Technology, Accident, Government Risks, Entertainment, and Energy (which has been exited) underwriting operating segments.
The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate subsidiaries.
Previously, the Company reported its insurance operations through a Specialty Insurance Operations segment and an Other Insurance Operations segment. The former Specialty Insurance Operations segment was comprised of twelve underwriting operating segments that were aggregated into a single reportable segment, with supplemental disclosures of three major underwriting units for financial reporting: MGA Business, Specialty Industries and Specialty Products. The former Other Insurance Operations segment consisted of substantially all operations classified as discontinued operations as of March 31, 2013 and December 31, 2012, including AutoOne, other run-off business, and certain purchase accounting adjustments relating to the run-off business resulting from the OneBeacon Acquisition. Prior periods have been reclassified to conform to the current presentation.
Invested assets are not allocated to the Specialty Products and Specialty Industries segments since OneBeacon does not manage its assets by segment. Invested assets, net investment income and net realized and unrealized investment gains related to OneBeacon's Specialty Products and Specialty Industries segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments. Debt and the related interest expense on debt also are not allocated to or managed by segment and are also included in the Investing, Financing and Corporate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
Three months ended March 31, 2013
Earned premiums	$153.7	$132.8	$—	$286.5
Loss and loss adjustment expense	(78.6)	(70.3)	—	(148.9)
Policy acquisition expenses	(30.4)	(24.4)	—	(54.8)
Other underwriting expenses	(24.3)	(25.0)	—	(49.3)
Total underwriting income	20.4	13.1	—	33.5
Net investment income	—	—	9.4	9.4
Net realized and change in unrealized investment gains	—	—	28.4	28.4
Net other revenues	0.3	0.2	23.5	24.0
General and administrative expenses	—	(0.6)	(3.4)	(4.0)
Interest expense	—	—	(3.2)	(3.2)
Pre-tax income from continuing operations	$20.7	$12.7	$54.7	$88.1

Three months ended March 31, 2012
Earned premiums	$144.7	$127.1	$—	$271.8
Loss and loss adjustment expense	(71.9)	(64.5)	—	(136.4)
Policy acquisition expenses	(34.9)	(23.2)	—	(58.1)
Other underwriting expenses	(21.8)	(25.7)	—	(47.5)
Total underwriting income	16.1	13.7	—	29.8
Net investment income	—	—	14.7	14.7
Net realized and change in unrealized investment gains	—	—	29.8	29.8
Net other revenues (expenses)	0.2	0.1	(0.2)	0.1
General and administrative expenses	—	(0.3)	(2.4)	(2.7)
Interest expense	—	—	(4.1)	(4.1)
Pre-tax income from continuing operations	$16.3	$13.5	$37.8	$67.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
March 31, 2013
Total investments	$—	$—	$2,257.6	$2,257.6
Reinsurance recoverables	45.0	63.2	—	108.2
Deferred acquisition costs	60.7	48.9	—	109.6
Unpaid loss and loss adjustment expense reserves	578.5	431.8	—	1,010.3
Unearned premiums	287.7	263.3	—	551.0
Debt	—	—	274.7	274.7

December 31, 2012
Total investments	$—	$—	$2,291.5	$2,291.5
Reinsurance recoverables	52.3	58.3	—	110.6
Deferred acquisition costs	75.1	48.8	—	123.9
Unpaid loss and loss adjustment expense reserves	561.9	438.1	—	1,000.0
Unearned premiums	318.7	255.1	—	573.8
Debt	—	—	274.7	274.7

The following tables provide net written premiums, earned premiums and underwriting ratios for OneBeacon's insurance operations by reportable segment and in total, for the three months ended March 31, 2013, and 2012:

	Insurance Operations
($ in millions)	Specialty Products	Specialty Industries	Consolidated
Three months ended March 31, 2013
Net written premiums	$123.9	$141.2	$265.1
Earned premiums	153.7	132.8	286.5
Underwriting ratios:
Loss and LAE	51.2%	52.9%	52.0%
Expense	35.5	37.2	36.3
Total combined ratio	86.7%	90.1%	88.3%

Three months ended March 31, 2012(1)
Net written premiums	$162.9	$140.1	$303.0
Earned premiums	144.7	127.1	271.8
Underwriting ratios:
Loss and LAE	49.8%	50.7%	50.2%
Expense	39.2	38.5	38.9
Total combined ratio	89.0%	89.2%	89.1%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The benefits for the Plans are based primarily on years of service and employees’ compensation through December 31, 2002. OneBeacon’s funding policy is consistent with the funding requirements of U.S. federal laws and regulations.
The components of net periodic benefit cost for three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,
	2013	2012
	($ in millions)
Service cost	$0.2	$0.2
Interest cost	1.1	1.2
Expected return on plan assets	(1.8)	(1.7)
Amortization of unrecognized loss	0.2	0.2
Net periodic pension (income) cost before special termination benefits	(0.3)	(0.1)
Special termination benefits expense(1)	0.2	—
Total net periodic benefit income	$(0.1)	$(0.1)
_______________________________________________________________________________

(1)	Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.
OneBeacon does not expect to make a contribution to its fully-funded Qualified Plan in 2013. OneBeacon anticipates contributing $2.2 million to the Non-qualified Plan in 2013, for which OneBeacon has assets held in a rabbi trust. As of March 31, 2013, $0.6 million in contributions have been made to the Non-qualified Plan.
NOTE 9. Employee Share-Based Incentive Compensation Plans
OneBeacon's share-based compensation plans include performance shares and restricted shares. OneBeacon's share-based compensation plans are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. See "Performance Shares" below. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OneBeacon's deferred compensation plan. OneBeacon expenses the full cost of all its share-based compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

Performance Shares
The following summarizes performance share activity for OB Performance Shares for three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013		2012
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	563,190	$1.2	642,667	$9.7
Payments and deferrals(1)	(238,658)	—	(249,733)	(7.5)
New awards	179,000	—	181,290	—
Forfeitures and net change in assumed forfeitures	(13,665)	—	(4,479)	—
Expense recognized	—	0.4	—	1.0
End of period	489,867	$1.6	569,745	$3.2
_______________________________________________________________________________

(1)
No payments were made in 2013 for the 2010-2012 performance cycle as the performance factor was zero percent. Performance share payments in 2012 for the 2009-2011 performance cycle were based upon a performance factor of 138.6%.

The following summarizes performance shares outstanding and accrued performance share expense at March 31, 2013 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2011 - 2013	142,138	$0.3
2012 - 2014	181,290	1.1
2013 - 2015	179,000	0.2
Subtotal	502,428	1.6
Assumed forfeitures	(12,561)	—
Total at March 31, 2013	489,867	$1.6
If 100% of the outstanding performance shares had been vested on March 31, 2013, the total additional compensation cost to be recognized would have been $1.4 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) at March 31, 2013.
All performance shares earned and paid for the 2009-2011 performance cycles were settled in cash or by deferral into OneBeacon's deferred compensation plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

The following summarizes restricted shares activity for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013		2012
	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
	($ in millions)
Beginning of period	927,000	$9.6	630,000	$7.7
New awards	—	—	300,000	4.6
Forfeitures	—	—	—	—
Vested	(9,000)	—	—	—
Expense recognized	—	(0.8)	—	(0.4)
End of period	918,000	$8.8	930,000	$11.9
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
OneBeacon's income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2013 and 2012 represented net effective tax rates of 22.5% and 20.0%, respectively. The effective tax rates for the three months ended March 31, 2013 and 2012 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. For the three months ended March 31, 2013 and 2012, the effective tax rate on non-U.S. income was (0.1)% and 3.5%, respectively, and the effective tax rate on U.S. income was 29.4% and 26.6%, respectively.
In arriving at the effective tax rate for the three months ended March 31, 2013 and 2012, OneBeacon forecasted all income and expense items including the change in unrealized investment gains and realized investment gains for the years ending December 31, 2013 and 2012, and included these gains in the effective tax rate calculation pursuant to ASC 740-270.
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
On July 28, 2011, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2007, 2008 and 2009. On April 5, 2013, OneBeacon received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $87.0 million. However, $80.6 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority. OneBeacon disagrees with the adjustments proposed by the IRS and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. Income Taxes

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
NOTE 11. Fair Value of Financial Instruments
OneBeacon carries its financial instruments on its balance sheet at fair value with the exception of its equity method investments and fixed-rate, long-term indebtedness. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Certain financial instruments are excluded from disclosure, including insurance contracts, other than financial guarantees and investment contracts.
At March 31, 2013 and December 31, 2012, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $287.8 million and $282.4 million, respectively, which compared to a carrying value of $274.7 million for both March 31, 2013 and December 31, 2012. The fair value measurement of the Senior Notes is classified as Level 2 in the valuation hierarchy.
NOTE 12. Legal Contingencies
OneBeacon, and the insurance and reinsurance industry in general, is routinely subject to claims related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or are directly related to, claims activity. OneBeacon's estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE. See Note 3.
OneBeacon evaluates its exposure to non-claims related litigation and arbitration and establishes accruals for litigation and arbitration if it is probable that a loss has been incurred and it can be reasonably estimated. Disclosure of litigation and arbitration is disclosed if it is probable that a loss has been incurred or if there is a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of claims and non-claims related litigation and arbitration, and the amount or range of potential loss at any particular time, is often inherently uncertain, management does not believe that the ultimate outcome of such claims and non-claims related litigation and arbitration will have a material adverse effect on OneBeacon's financial condition, full year results of operations or cash flows.
The following summarizes significant ongoing non-claims related litigation or arbitration as of March 31, 2013:
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
In addition, OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Commitments and Contingencies

proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company, on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and the Committee Action has since been consolidated with the Noteholder Actions.
In September 2012, a case management order was entered in the consolidated cases, setting forth, among other things, a briefing schedule for an omnibus motion to dismiss in the Noteholder Actions. The court is expected to hear oral argument on that motion in the second quarter of 2013. Discovery and other motion practice (other than motions to amend the complaints) in the Committee Action and the Noteholder Actions is stayed until further order of the court.
Ace American Insurance Company
A subsidiary of the Company, OBH, was sued in Federal Court in the Eastern District of Pennsylvania on August 17, 2012 by Ace American Insurance Company (“Ace”). The complaint alleged that OBH, through a professional recruiting firm, improperly hired a group of Ace employees from Ace's surety division. The complaint sought injunctive relief and unspecified damages. After court-ordered expedited discovery was completed, the claims for injunctive relief were resolved pursuant to a confidential agreement.  After the claims against OBH for injunctive relief were resolved, Ace filed a Demand for Arbitration against five of the former Ace surety employees hired by OneBeacon, alleging breach of their duty of loyalty to Ace and misappropriation of Ace trade secrets. On March 6, 2013, Ace also filed an Amended Complaint in the Federal Court action, naming OneBeacon Insurance Group, Ltd., OneBeacon Insurance Group, LLC and OneBeacon Services, LLC as additional defendants.  The only remaining claim is for damages and trial is scheduled for June 2013. OneBeacon believes that Ace's damages claim against all of the OneBeacon companies and the claims against the individual employees are without merit and has been and will continue to vigorously defend both claims. OneBeacon does not expect the resolution of this lawsuit to result in a material change to its financial position.
NOTE 13. Earnings per Share
Basic and diluted earnings per share amounts are based on the weighted average number of common shares outstanding, including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13. Earnings per Share

The following table outlines the Company's computation of earnings per share for net income from continuing operations attributable to OneBeacon's common shareholders for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Earnings attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders	$67.9	$53.5
Allocation of income for participating unvested restricted common shares	(0.7)	(0.4)
Dividends paid on participating restricted common shares	(0.2)	(0.1)
Total allocation to restricted common shares	(0.9)	(0.5)
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$67.0	$53.0

Undistributed net earnings (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$67.0	$53.0
Dividends paid, net of restricted common share amounts	(19.8)	(19.9)
Total undistributed net earnings, net of restricted common share amounts	$47.2	$33.1

Earnings per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.4	95.2
Weighted average unvested restricted common shares(1)	(0.9)	(0.8)
Basic and diluted earnings per share denominator(2)	94.5	94.4

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income from continuing operations attributable to OneBeacon's common shareholders	$0.71	$0.56
Dividends declared and paid	(0.21)	(0.21)
Undistributed earnings	$0.50	$0.35
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

(2)
Common shares issuable upon exercise of the options were not included in the three months ended March 31, 2012 as their inclusion would be anti-dilutive. There were no options outstanding during the three months ended March 31, 2013.

Basic and diluted loss per share amounts for discontinued operations are included in Note 15.
NOTE 14. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the three months ended March 31, 2013 and 2012, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. Common Shareholders' Equity

During the three months ended March 31, 2013, the Company repurchased 3,300 common shares to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
Dividends on Common Shares
During each of the three month periods ended March 31, 2013 and 2012, the Company declared and paid cash dividends totaling $20.0 million, or $0.21 per common share.
Accumulated Other Comprehensive Income (Loss)
For each of the three months periods ended March 31, 2013 and 2012 OneBeacon recorded pre-tax changes to accumulated other comprehensive income (loss) for net increases in net benefit plan assets and obligations of $0.2 million. See Note 8.
NOTE 15. Discontinued Operations
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
In anticipation of the Runoff Transaction, OneBeacon received regulatory approval as required from various state departments of insurance effective October 1, 2012 to terminate the then-existing pooling agreement and intercompany 100% quota share reinsurance agreements and to enter into new 100% quota share reinsurance agreements. The result is that the Runoff Business is assumed and retained by OBIC, one of the legal entities that will be transferred to Armour at closing, and that the ongoing specialty business is assumed and retained by ASIC, one of the entities that OneBeacon will continue to own post-closing.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Reclassified Balances and Related Items
As of March 31, 2013 and December 31, 2012, the Runoff Transaction met the criteria for held for sale accounting. As a result, the assets and liabilities associated with the businesses being sold, after effecting the various steps contemplated by the Stock Purchase Agreement, are presented separately as single line items in the asset and liability sections of the consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively. The following summarizes the major categories of assets and liabilities associated with the business classified as held for sale:

	March 31, 2013	December 31, 2012
	($ in millions)
Investments	$296.9	$338.1
Premiums receivable	9.9	11.0
Reinsurance recoverable on unpaid losses(1)	1,814.1	1,840.8
Reinsurance recoverable on paid losses	14.1	15.6
Net deferred tax asset	4.2	5.1
Other assets	16.0	16.2
Total assets held for sale	$2,155.2	$2,226.8

Unpaid loss and loss adjustment expense reserves(1)	$1,980.2	$2,052.6
Unearned premiums	0.5	0.5
Ceded reinsurance payable	23.5	21.9
Other liabilities(2)	151.0	151.8
Total liabilities held for sale	$2,155.2	$2,226.8

Net assets held for sale	$—	$—
_______________________________________________________________________________

(1)
The March 31, 2013 and December 31, 2012 balances include the remaining purchase accounting fair value adjustments of $146.8 million and $150.1 million, respectively, relating to the OneBeacon Acquisition. As of March 31, 2013 and December 31, 2012, reinsurance recoverable on unpaid losses, gross of purchase accounting adjustments, were $1,960.9 million and $1,990.9 million, respectively, and unpaid loss and LAE reserves, gross of purchase accounting adjustments, were $2,127.0 million and $2,202.7 million, respectively.

(2)	Other liabilities as of March 31, 2013 and December 31, 2012 include the accrual related to the pre-tax loss on sale of the Runoff Business of $140.7 million.
As described in Note 1, the results of operations for the Runoff Business have been classified as discontinued operations and are presented as such, net of related income taxes, in the statements of operations and comprehensive income and cash flows for all periods. Investing and financing activities for OneBeacon are managed on a consolidated basis and currently reported within the Investing, Financing and Corporate segment. Therefore, no investment or financing activity is included in discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three months ended March 31,
	2013	2012
	($ in millions)
Net written premiums	$0.8	$2.8
Revenues
Earned premiums	$0.9	$8.8
Total revenues	0.9	8.8
Expenses
Loss and LAE	—	19.6
Policy acquisition expenses	0.1	0.3
Other underwriting expenses	0.1	1.5
Total expenses	0.2	21.4
Pre-tax income (loss)	0.7	(12.6)
Income tax (expense) benefit	(0.2)	3.1
Income (loss) from discontinued operations, net of tax	$0.5	$(9.5)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

The following table outlines the computation of loss per share for discontinued operations attributable to OneBeacon's common shareholders for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Income (loss) attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income (loss) from discontinued operations attributable to OneBeacon's common shareholders	$0.5	$(9.5)
Allocation of income (loss) for participating unvested restricted common shares	—	0.1
Net income (loss) from discontinued operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$0.5	$(9.4)

Income (loss) per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.4	95.2
Weighted average unvested restricted common shares(1)	(0.9)	(0.8)
Basic and diluted income (loss) per share denominator(2)	94.5	94.4

Loss per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net loss from discontinued operations attributable to OneBeacon's common shareholders per share	$—	$(0.10)
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event .

(2)
Common shares issuable upon exercise of the options were not included in the three months ended March 31, 2012 as their inclusion would be anti-dilutive. There were no options outstanding during the three months ended March 31, 2013, as the remaining outstanding options expired unexercised during the year ended December 31, 2012.

Additional Disclosures
Due to the relative significance of the transactions described above, OneBeacon has expanded the disclosures herein to provide additional insight into the balances and related activity reclassified to held for sale and discontinued operations.
Loss and LAE development
OneBeacon experienced $0.2 million of favorable loss reserve development and $12.4 million of unfavorable loss reserve development in the Runoff Business during the three months ended March 31, 2013 and 2012, respectively. The unfavorable development in 2012 was primarily driven by case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims
Fair Value Adjustment
In connection with purchase accounting for the OneBeacon Acquisition, the Company was required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables. Loss and LAE reserves and the related reinsurance recoverable presented in the summary of reclassified balances within assets and liabilities held for sale as of March 31, 2013 are net of $146.8 million related to the outstanding pre-tax unaccreted adjustment. Loss and LAE reserves and the related reinsurance recoverable as presented in the December 31, 2012 consolidated balance sheet are net of $150.1 million related to the outstanding pre-tax unaccreted adjustment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

Asbestos and Environmental (A&E) Loss and LAE Reserve Activity
OneBeacon's reserves include provisions made for claims that assert damages from A&E related exposures. These reserves have been reclassified to liabilities held for sale as of March 31, 2013 and December 31, 2012, as they are part of the Runoff Business.
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
Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the underlying Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. OneBeacon estimates that on an incurred basis it has used approximately $2.3 billion of the coverage provided by NICO at March 31, 2013. Net losses paid totaled approximately $1.5 billion as of March 31, 2013. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover at March 31, 2013.
Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal. OneBeacon has ceded estimated incurred losses of $562.0 million to GRC under the GRC Cover. As of March 31, 2013, OneBeacon has $409.3 million of reinsurance recoverable on unpaid losses outstanding under the GRC Cover.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

At March 31, 2013, OneBeacon had reinsurance recoverable on paid losses of $14.1 million and $1,960.9 million (gross of $146.8 million in purchase accounting adjustments, as described above) that will become recoverable if claims are paid in accordance with current reserve estimates, related to the Runoff Business that have been reclassified to assets held for sale. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table provides a listing of the top reinsurers related to the Runoff Business reported in assets held for sale, excluding industry pools and associations, based on reinsurance recoverable amounts on paid and unpaid losses, the percentage of the total reported as held for sale (gross of the $146.8 million in purchase accounting adjustment), and the reinsurers' A.M. Best ratings.

($ in millions)	Balance at March 31, 2013	% of total	A.M. Best Rating(1)
National Indemnity Company (NICO) and General Reinsurance Corporation(2)	$1,381.0	76%	A++
Hanover Insurance Company	58.0	3%	A
Tokio Marine and Nichido Fire(3)	25.8	1%	A++
Munich Reinsurance America	18.8	1%	A+
Tower Insurance Company	18.0	1%	A-
_______________________________________________________________________________

(1)
A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of sixteen financial strength ratings), “A+” (Superior, which is the second highest of sixteen financial strength ratings), “A” (Excellent, which is the third highest of sixteen financial strength ratings) and “A-” (Excellent, which is the fourth highest of sixteen financial strength ratings).

(2)	Includes $198.3 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers.

(3)
Includes $27.9 million of reinsurance recoverables from the various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH. The following tables present OneBeacon's consolidating balance sheets as of March 31, 2013 and December 31, 2012 and statements of operations and comprehensive income and cash flows for the three months ended March 31, 2013 and 2012. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of March 31, 2013		(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,541.9	$48.4	$(26.2)	$1,564.1
Short-term investments, at amortized cost (which approximates fair value)	4.9	184.1	25.4	—	214.4
Common equity securities, at fair value	—	296.3	—	—	296.3
Convertible fixed maturity investments, at fair value	—	38.5	—	—	38.5
Other investments	—	144.3	—	—	144.3
Total investment securities	4.9	2,205.1	73.8	(26.2)	2,257.6
Cash	—	99.3	0.1	—	99.4
Reinsurance recoverables	—	108.2	—	—	108.2
Premiums receivable	—	227.4	—	—	227.4
Deferred acquisition costs	—	109.6	—	—	109.6
Net deferred tax asset	—	119.0	(2.7)	0.2	116.5
Investment income accrued	—	10.8	0.1	(0.5)	10.4
Accounts receivable on unsettled investment sales	—	26.2	0.4	—	26.6
Investments in subsidiaries	1,059.8	—	1,098.2	(2,158.0)	—
Other assets	(0.1)	219.8	5.3	—	225.0
Assets held for sale	—	2,155.2	—	—	2,155.2
Total assets	$1,064.6	$5,280.6	$1,175.2	$(2,184.5)	$5,335.9
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,010.3	$—	$—	$1,010.3
Unearned premiums	—	551.0	—	—	551.0
Debt	—	—	299.7	(25.0)	274.7
Accounts payable on unsettled investment purchases	—	12.5	—	—	12.5
Other liabilities	0.8	256.9	8.7	(0.5)	265.9
Liabilities held for sale	—	2,155.2	—	—	2,155.2
Total liabilities	0.8	3,985.9	308.4	(25.5)	4,269.6
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,063.8	1,292.2	866.8	(2,159.0)	1,063.8
Total noncontrolling interests	—	2.5	—	—	2.5
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,063.8	1,294.7	866.8	(2,159.0)	1,066.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,064.6	$5,280.6	$1,175.2	$(2,184.5)	$5,335.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of December 31, 2012		(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,602.4	$16.6	$(25.7)	$1,593.3
Short-term investments, at amortized cost (which approximates fair value)	2.7	169.9	60.2	—	232.8
Common equity securities, at fair value	—	259.0	—	—	259.0
Convertible fixed maturity investments, at fair value	—	62.6	—	—	62.6
Other investments	—	143.8	—	—	143.8
Total investment securities	2.7	2,237.7	76.8	(25.7)	2,291.5
Cash	—	43.9	—	—	43.9
Reinsurance recoverables	—	110.6	—	—	110.6
Premiums receivable	—	225.6	—	—	225.6
Deferred acquisition costs	—	123.9	—	—	123.9
Net deferred tax asset	—	140.2	(2.5)	0.1	137.8
Investment income accrued	—	12.3	—	(0.2)	12.1
Accounts receivable on unsettled investment sales	—	1.4	0.7	—	2.1
Investments in subsidiaries	1,012.4	—	1,062.6	(2,075.0)	—
Other assets	0.3	219.8	7.1	—	227.2
Assets held for sale	—	2,226.8	—	—	2,226.8
Total assets	$1,015.4	$5,342.2	$1,144.7	$(2,100.8)	$5,401.5
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,000.0	$—	$—	$1,000.0
Unearned premiums	—	573.8	—	—	573.8
Debt	—	—	299.6	(24.9)	274.7
Accounts payable on unsettled investment purchases	—	6.2	—	—	6.2
Other liabilities	0.9	295.9	6.0	(0.1)	302.7
Liabilities held for sale	—	2,226.8	—	—	2,226.8
Total liabilities	0.9	4,102.7	305.6	(25.0)	4,384.2
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,014.5	1,236.7	839.1	(2,075.8)	1,014.5
Total noncontrolling interests	—	2.8	—	—	2.8
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,014.5	1,239.5	839.1	(2,075.8)	1,017.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,015.4	$5,342.2	$1,144.7	$(2,100.8)	$5,401.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Three months ended March 31, 2013	(in millions)
Revenues
Earned premiums	$—	$286.5	$—	$—	$286.5
Net investment income (expense)	—	10.3	(0.6)	(0.3)	9.4
Net realized and change in unrealized investment gains	—	28.7	0.1	(0.4)	28.4
Net other revenues	—	24.0	—	—	24.0
Total revenues	—	349.5	(0.5)	(0.7)	348.3
Expenses
Loss and loss adjustment expenses	—	148.9	—	—	148.9
Policy acquisition expenses	—	54.8	—	—	54.8
Other underwriting expenses	—	49.3	—	—	49.3
General and administrative expenses	1.0	3.2	(0.2)	—	4.0
Interest expense	—	—	3.5	(0.3)	3.2
Total expenses	1.0	256.2	3.3	(0.3)	260.2
Pre-tax (loss) income from continuing operations	(1.0)	93.3	(3.8)	(0.4)	88.1
Income tax benefit (expense)	0.1	(22.9)	2.8	0.2	(19.8)
Net (loss) income from continuing operations	(0.9)	70.4	(1.0)	(0.2)	68.3
Income from discontinued operations, net of tax	—	0.5	—	—	0.5
(Loss) income before equity in earnings of unconsolidated affiliates	(0.9)	70.9	(1.0)	(0.2)	68.8
Equity in earnings of subsidiaries, net of tax	69.3	—	58.5	(127.8)	—
Net income including noncontrolling interests	68.4	70.9	57.5	(128.0)	68.8
Less: Net income attributable to noncontrolling interests	—	(0.4)	—	—	(0.4)
Net income (loss) attributable to OneBeacon's common shareholders	68.4	70.5	57.5	(128.0)	68.4
Net change in benefit plan assets and obligations, net of tax	0.1	—	0.1	(0.1)	0.1
Comprehensive income attributable to OneBeacon's common shareholders	$68.5	$70.5	$57.6	$(128.1)	$68.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Three months ended March 31, 2012	(in millions)
Revenues
Earned premiums	$—	$271.8	$—	$—	$271.8
Net investment income	—	15.5	—	(0.8)	14.7
Net realized and change in unrealized investment gains	—	29.8	—	—	29.8
Net other revenues (expenses)	—	0.3	(0.2)	—	0.1
Total revenues	—	317.4	(0.2)	(0.8)	316.4
Expenses
Loss and loss adjustment expenses	—	136.4	—	—	136.4
Policy acquisition expenses	—	58.1	—	—	58.1
Other underwriting expenses	—	47.5	—	—	47.5
General and administrative expenses	1.7	0.9	0.1	—	2.7
Interest expense	—	—	4.8	(0.7)	4.1
Total expenses	1.7	242.9	4.9	(0.7)	248.8
Pre-tax (loss) income from continuing operations	(1.7)	74.5	(5.1)	(0.1)	67.6
Income tax (expense) benefit	—	(16.3)	2.8	—	(13.5)
Net (loss) income from continuing operations	(1.7)	58.2	(2.3)	(0.1)	54.1
Loss from discontinued operations, net of tax	—	(9.5)	—	—	(9.5)
(Loss) income before equity in earnings of unconsolidated affiliates	(1.7)	48.7	(2.3)	(0.1)	44.6
Equity in earnings of subsidiaries, net of tax	45.7	—	37.3	(83.0)	—
Net income including noncontrolling interests	44.0	48.7	35.0	(83.1)	44.6
Less: Net income attributable to noncontrolling interests	—	(0.6)	—	—	(0.6)
Net income attributable to OneBeacon's common shareholders	44.0	48.1	35.0	(83.1)	44.0
Net change in benefit plan assets and obligations, net of tax	0.2	—	0.2	(0.2)	0.2
Comprehensive income attributable to OneBeacon's common shareholders	$44.2	$48.1	$35.2	$(83.3)	$44.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Three months ended March 31, 2013	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$68.4	$70.9	$57.5	$(128.0)	$68.8
Charges (credits) to reconcile net income to cash flows (used for) provided from operations:
Undistributed loss from subsidiaries	(69.3)	—	(58.5)	127.8	—
Net loss from discontinued operations	—	(0.5)	—	—	(0.5)
Net loss from sale of discontinued operations	—	—	—	—	—
Net realized and change in unrealized investment gains	—	(28.7)	(0.1)	0.4	(28.4)
Net other realized losses	—	—	—	—	—
Net realized gain on sale of business	—	(23.0)	—	—	(23.0)
Deferred income tax expense	—	22.4	0.2	(0.2)	22.4
Dividends received from subsidiaries	22.0	—	23.0	(45.0)	—
Other operating items:
Net change in loss and LAE reserves	—	10.3	—	—	10.3
Net change in unearned premiums	—	(22.8)	—	—	(22.8)
Net change in premiums receivable	—	(1.8)	—	—	(1.8)
Net change in reinsurance recoverable on paid and unpaid losses	—	2.4	—	—	2.4
Net change in other assets and liabilities	1.1	(17.1)	5.0	—	(11.0)
Net cash provided from operations—continuing operations	22.2	12.1	27.1	(45.0)	16.4
Net cash used for operations—discontinued operations	—	(40.7)	—	—	(40.7)
Net cash (used for) provided from operations	22.2	(28.6)	27.1	(45.0)	(24.3)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(2.2)	(17.8)	34.8	—	14.8
Maturities of fixed maturity investments	—	103.7	—	—	103.7
Sales of fixed maturity investments	—	632.7	—	—	632.7
Sales of common equity securities	—	89.7	—	—	89.7
Sales of convertible fixed maturity investments	—	29.6	—	—	29.6
Distributions and redemptions of other investments	—	18.6	—	—	18.6
Purchases of fixed maturity investments	—	(642.4)	(31.8)	—	(674.2)
Purchases of common equity securities	—	(102.3)	—	—	(102.3)
Purchases of convertible fixed maturity investments	—	(5.0)	—	—	(5.0)
Contributions for other investments	—	(16.0)	—	—	(16.0)
Proceeds from sale of business	—	31.3	—	—	31.3
Net change in unsettled investment purchases and sales	—	(18.3)	—	—	(18.3)
Net acquisitions of property and equipment	—	(3.0)	—	—	(3.0)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	30.0	—	(30.0)	—
Net cash provided from investing activities—continuing operations	(2.2)	130.8	3.0	(30.0)	101.6
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash provided from investing activities	(2.2)	130.8	3.0	(30.0)	101.6
Cash flows from financing activities:
Cash dividends paid to common shareholders	(20.0)	—	—	—	(20.0)
Cash dividends paid to parent	—	(45.0)	—	45.0	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	—	(30.0)	30.0	—
Payments on capital lease obligation	—	(1.8)	—	—	(1.8)
Net cash used for financing activities—continuing operations	(20.0)	(46.8)	(30.0)	75.0	(21.8)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(20.0)	(46.8)	(30.0)	75.0	(21.8)
Net increase in cash during period	—	55.4	0.1	—	55.5
Cash reclassified to assets held for sale	—	—	—	—	—
Cash transferred with sale of business	—	—	—	—	—
Net increase (decrease) after reclassification of cash to assets held for sale	—	55.4	0.1	—	55.5
Cash balance at beginning of period	—	43.9	—	—	43.9
Cash balance at end of period	$—	$99.3	$0.1	$—	$99.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Three months ended March 31, 2012	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$44.0	$48.7	$35.0	$(83.1)	$44.6
Charges (credits) to reconcile net income to cash flows (used for) provided from operations:
Undistributed loss from subsidiaries	(45.7)	—	(37.3)	83.0	—
Net loss from discontinued operations	—	9.5	—	—	9.5
Net loss from sale of discontinued operations	—	—	—	—	—
Net realized and change in unrealized investment gains	—	(29.8)	—	—	(29.8)
Net other realized losses	—	—	—	—	—
Net realized gain on sale of business	—	—	—	—	—
Deferred income tax expense	—	11.7	0.3	—	12.0
Dividends received from subsidiaries	23.0	15.5	50.0	(88.5)	—
Other operating items:
Net change in loss and LAE reserves	—	(54.4)	—	—	(54.4)
Net change in unearned premiums	—	30.4	—	—	30.4
Net change in premiums receivable	—	(30.1)	—	—	(30.1)
Net change in reinsurance recoverable on paid and unpaid losses	—	52.7	—	—	52.7
Net change in other assets and liabilities	1.8	(63.9)	3.8	0.1	(58.2)
Net cash provided from (used for) operations—continuing operations	23.1	(9.7)	51.8	(88.5)	(23.3)
Net cash used for operations—discontinued operations	—	(61.1)	—	—	(61.1)
Net cash provided from (used for) operations	23.1	(70.8)	51.8	(88.5)	(84.4)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(3.1)	(51.6)	—	—	(54.7)
Maturities of fixed maturity investments	—	68.3	—	—	68.3
Sales of fixed maturity investments	—	644.5	—	—	644.5
Sales of common equity securities	—	12.3	—	—	12.3
Sales of convertible fixed maturity investments	—	5.3	—	—	5.3
Distributions and redemptions of other investments	—	5.6	—	—	5.6
Purchases of fixed maturity investments	—	(574.0)	—	—	(574.0)
Purchases of common equity securities	—	(18.9)	—	—	(18.9)
Purchases of convertible fixed maturity investments	—	(1.7)	—	—	(1.7)
Contributions for other investments	—	(1.5)	—	—	(1.5)
Proceeds from sale of business	—	—	—	—	—
Net change in unsettled investment purchases and sales	—	37.0	—	—	37.0
Net acquisitions of property and equipment	—	(0.5)	—	—	(0.5)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	14.5	—	(14.5)	—
Net cash (used for) provided from investing activities—continuing operations	(3.1)	139.3	—	(14.5)	121.7
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash (used for) provided from investing activities	(3.1)	139.3	—	(14.5)	121.7
Cash flows from financing activities:
Cash dividends paid to common shareholders	(20.0)	—	—	—	(20.0)
Cash dividends paid to parent	—	(73.0)	(15.5)	88.5	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	—	(14.5)	14.5	—
Payments on capital lease obligation	—	(1.2)	—	—	(1.2)
Proceeds on sale of OneBeacon Holdings (Luxembourg) S.à r.l.	—	14.0	—	—	14.0
Net cash used for financing activities—continuing operations	(20.0)	(60.2)	(30.0)	103.0	(7.2)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(20.0)	(60.2)	(30.0)	103.0	(7.2)
Net increase in cash during period	—	8.3	21.8	—	30.1
Cash reclassified to assets held for sale	—	5.5	—	—	5.5
Cash transferred with sale of business	—	(3.5)	—	—	(3.5)
Net increase after reclassification of cash to assets held for sale	—	10.3	21.8	—	32.1
Cash balance at beginning of period	—	52.5	2.4	—	54.9
Cash balance at end of period	$—	$62.8	$24.2	$—	$87.0

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 60 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
Book Value Per Share
The following table presents our book value per share:

	March 31, 2013	December 31, 2012	March 31, 2012
	(in millions except per share amounts)
Numerator
OneBeacon's common shareholders' equity	$1,063.8	$1,014.5	$1,138.4
Denominator
Common shares outstanding(1)	95.4	95.4	95.4
Book value per share	$11.15	$10.63	$11.93

Dividends paid per share	$0.21	$0.84	$0.21
_______________________________________________________________________________

(1)	Common shares outstanding includes the impact of unvested restricted shares and also the impact of repurchases of Class A common shares made under the Company's share repurchase authorization.
We ended the first quarter of 2013 with a book value per share of $11.15, reflecting an increase of 6.9% including dividends (a quarterly dividend of $0.21 per share) for the three months ended March 31, 2013. The increase in book value was driven by $68.3 million of net income from continuing operations, which includes a $15.0 million after-tax gain from the sale of Essentia Insurance Company ("Essentia"), pre-tax underwriting results of $33.5 million reflecting a combined ratio of 88.3%, and pre-tax net investment results of $37.8 million (a 1.5% total return on invested assets). We reported comprehensive income attributable to OneBeacon’s common shareholders of $68.5 million in the quarter ended March 31, 2013, compared to $44.2 million in the comparable 2012 period, with the increase driven by the gain on the sale of Essentia and a $10.0 million after-tax improvement in results reported as discontinued operations.
Our combined ratio was 88.3% for the three months ended March 31, 2013, compared to 89.1% for the three months ended March 31, 2012. Our loss and loss adjustment expense (LAE) ratio was higher for the three months ended March 31, 2013 compared to the prior year period due to increased non-catastrophe and catastrophe losses compared to the prior year period, offset in part by an increase in favorable loss reserve development. Catastrophe losses were $3.0 million, or 1.1 points, for the three months ended March 31, 2013, primarily resulting from storms in the first quarter of 2013, compared to $2.5 million, or 0.9 points, for the prior year period related to tornadoes in the midwestern United States. Favorable loss reserve development for our consolidated insurance operations was $2.9 million, or 1.0 point, for three months ended March 31, 2013, compared to $1.9 million, or 0.7 points, for the prior year period. The 1.8 point increase in the loss and LAE ratio for the three months ended March 31, 2013 compared to the same period in 2012 was more than offset by a decrease of 2.6 points in our expense ratio. This decrease was primarily driven by the termination of our underwriting arrangement with Hagerty Insurance Agency (Hagerty) effective December 31, 2012, and related sale of Essentia, which wrote our collector cars and boats business. This resulted in lower insurance acquisition expenses in our Collector Cars and Boats underwriting operating segment relative to the earned premiums. The termination of our agreement with Hagerty and our decision to exit the energy business impacted our total net written premiums by $42.1 million, which drove the decrease of 12.5% on a consolidated basis in the three months ended March 31, 2013 to $265.1 million, compared to $303.0 million for the prior year period.

Significant Transactions
Dispositions
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company (Essentia), an indirect wholly-owned subsidiary which wrote the collector car and boat business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency (Hagerty) terminated their underwriting arrangement with respect to the collector car and boat business. OneBeacon recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013. The business associated with this agreement generated net written premiums of $35.3 million, or 11.7% of consolidated written premiums, for the three months ended March 31, 2012.
On October 17, 2012, we entered into a definitive agreement (the "Stock Purchase Agreement") with respect to the sale of our Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, at closing, OneBeacon will transfer to Armour all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the Runoff Business as well as certain elements of the Runoff Business infrastructure, including staff and office space. Additionally, as part of the Runoff Transaction, OneBeacon may provide financing in the form of surplus notes. The Runoff Transaction is expected to close in the second half of 2013.
The assets and liabilities associated with the Runoff Business as of March 31, 2013 and December 31, 2012 have been presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of the current balance sheet date. The Runoff Business has been presented as discontinued operations in the consolidated statements of operations and cash flows, with the prior periods reclassified to conform to the current period's presentation. The Runoff Business disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with the Runoff Business. Pursuant to the terms of the Stock Purchase Agreement, the legal entities included in the sale and expected to be transferred to Armour will hold an agreed upon level of invested assets and capital at closing. See Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements.
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

Results of Operations
Review of Consolidated Results
Certain amounts in the prior period consolidated results have been reclassified to conform to the current presentation.
A summary of our consolidated financial results for the three months ended March 31, 2013, and 2012, is as follows:

	Three months ended March 31,
	2013	2012
	($ in millions)
Net written premiums	$265.1	$303.0
Revenues
Earned premiums	$286.5	$271.8
Net investment income	9.4	14.7
Net realized and change in unrealized investment gains	28.4	29.8
Net other revenues	24.0	0.1
Total revenues	348.3	316.4
Expenses
Loss and loss adjustment expense	148.9	136.4
Policy acquisition expenses	54.8	58.1
Other underwriting expenses	49.3	47.5
General and administrative expenses	4.0	2.7
Interest expense	3.2	4.1
Total expenses	260.2	248.8
Pre-tax income from continuing operations	88.1	67.6
Income tax expense	(19.8)	(13.5)
Net income from continuing operations	68.3	54.1
Income (loss) from discontinued operations, net of tax	0.5	(9.5)
Net income including noncontrolling interests	68.8	44.6
Less: Net income attributable to noncontrolling interests	(0.4)	(0.6)
Net income attributable to OneBeacon's common shareholders	68.4	44.0
Net change in benefit plan assets and obligations, net of tax	0.1	0.2
Comprehensive income attributable to OneBeacon's common shareholders	$68.5	$44.2

The following table provides our consolidated underwriting ratios for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Underwriting ratios:
Loss and LAE	52.0%	50.2%
Expense	36.3	38.9
Total combined ratio	88.3%	89.1%

The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	2013	2012
Impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.1	0.9
Prior year loss reserve development	(1.0)	(0.7)
Consolidated Results—Three months ended March 31, 2013 versus three months ended March 31, 2012
Our comprehensive income attributable to OneBeacon's common shareholders was $68.5 million for the three months ended March 31, 2013, compared to $44.2 million for the three months ended March 31, 2012. Net income attributable to OneBeacon's common shareholders was $68.4 million for the three months ended March 31, 2013, compared to $44.0 million for three months ended March 31, 2012. The increase in net income for the three months ended March 31, 2013 as compared to the prior year period was primarily due to a $15.0 million after-tax gain from the sale of Essentia in the three months ended March 31, 2013, a $10.0 million improvement in after-tax results from discontinued operations and a $3.7 million increase in pre-tax underwriting income driven by improved results in our Specialty Products segment, offset in part by a $6.7 million decrease in pre-tax net investment results.
Our total revenues increased 10.1% to $348.3 million in the three months ended March 31, 2013, compared to $316.4 million in the three months ended March 31, 2012. The increase was primarily due to a 5.4% increase in earned premiums resulting from growth in both our Specialty Products and Specialty Industries segments. Net realized and change in unrealized investment gains decreased to $28.4 million, compared to $29.8 million in the prior year period. Net investment income decreased to $9.4 million in the three months ended March 31, 2013, compared to $14.7 million in the prior year period, primarily due to continued lower investment yields on new purchases during the past year and a 4.0% decline in average invested assets, including invested assets reclassified to assets held for sale. The decline in average invested assets since March 31, 2012 was driven by $45.7 million of losses paid related to the Runoff Business, as well as the dividends paid to shareholders. Net other revenues significantly improved to $24.0 million in the three months ended March 31, 2013, compared to $0.1 million in the prior year period, substantially due to the $23.0 million pre-tax gain from the sale of Essentia.
Expenses for the three months ended March 31, 2013 increased to $260.2 million, compared to $248.8 million in the three months ended March 31, 2012. Net loss and LAE increased to $148.9 million in the three months ended March 31, 2013, compared to $136.4 million due to business growth and an increase in the loss and LAE ratio, primarily due to non-catastrophe losses for three months ended March 31, 2013. Policy acquisition expenses decreased $3.3 million, or 5.7% to $54.8 million, compared to the prior year period, driven by our recently sold Collector Cars and Boats underwriting operating segment which had a decrease of $7.0 million in policy acquisition expenses for the three months ended March 31, 2013. Other underwriting expenses increased 3.8% to $49.3 million in the three months ended March 31, 2013, compared to the prior year period, as a result of certain legal and litigation activities, investment in new businesses, and costs associated with actions taken to migrate certain corporate functions to Minnesota. These were somewhat offset by depreciation of property leased to a tenant included in general and administration expense in the three months ended March 31, 2013 that, in the three months ended March 31, 2012, was occupied by our insurance operations and recognized in other underwriting expense. The change in the classification of depreciation also impacted the change in general and administrative expenses, which increased 48.1% to $4.0 million. Interest expense decreased 22.0% to $3.2 million reflecting the lower interest rate of 4.6% on our senior notes for the three months ended March 31, 2013 compared to an interest rate of 5.875% on senior notes prior to their refinancing in the fourth quarter of 2012.

Our income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2013 and 2012 represented net effective tax rates of 22.5% and 20.0%, respectively. The effective tax rate on non-U.S. income was (0.1)% and 3.5%, respectively, and the effective tax rate on U.S. income was 29.4% and 26.6%, respectively. In arriving at the effective tax rate for the three months ended March 31, 2013 and 2012, we forecasted all income and expense items including the change in unrealized investment gains and realized investment gains for the years ending December 31, 2013 and 2012, and included these gains in the effective tax rate calculation pursuant to ASC 740-270.
Our combined ratio was 88.3% for the three months ended March 31, 2013, compared to 89.1% for the three months ended March 31, 2012. The decrease in the combined ratio for the three months ended March 31, 2013 was primarily due to a 2.6 point decrease in our expense ratio, offset in part by a 1.8 point increase in our loss and LAE ratio. Catastrophe losses were $3.0 million, or 1.1 points for the three months ended March 31, 2013 due primarily to the storms in the first quarter of 2013. The three months ended March 31, 2012 included $2.5 million, or 0.9 points, of catastrophe losses primarily related to tornadoes in the midwestern United States. Favorable loss reserve development for our consolidated insurance operations was $2.9 million, or 1.0 point, for the three months ended March 31, 2013 compared to $1.9 million, or 0.7 points, for the prior year period. The favorable loss reserve development for the three months ended March 31, 2013 was driven by our medical facilities and managed care errors and omissions lines in our healthcare business, which is included in Professional Insurance. Total net written premiums decreased 12.5% in the three months ended March 31, 2013 to $265.1 million, compared to $303.0 million for the prior year period, due to decreases of $35.3 million in Collector Cars and Boats and $6.8 million in Energy, as we recently exited or sold those businesses. The expense ratio decreased 2.6 points, primarily due to lower insurance acquisition expenses in Collector Cars and Boats relative to the earned premiums.
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
For the three months ended March 31, 2013 and 2012, our net combined ratio was higher than our gross combined ratio by 0.6 points and 5.3 points, respectively. The year over year differential was largely attributable to an increase in the first quarter of 2013 in ceded loss recoveries associated primarily with marine insurance, which largely offset the premiums ceded.
Summary of Operations By Segment
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of seven underwriting operating segments, including one that has been recently sold, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. The Specialty Products segment includes the Professional Insurance, Specialty Property, Environmental, Tuition Reimbursement, Programs, Surety, and Collector Cars and Boats (which has been sold; see Note 2) underwriting operating segments.
The Specialty Industries segment is comprised of six underwriting operating segments including one that has been recently exited, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Specialty Industries segment includes the International Marine Underwriters, Technology, Accident, Government Risks, Entertainment, and Energy (which has been exited) underwriting operating segments.
The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and our intermediate subsidiaries.
Prior to the fourth quarter of 2012, we reported our insurance operations through a Specialty Insurance Operations segment and an Other Insurance Operations segment. The former Specialty Insurance Operations segment was comprised of twelve underwriting operating segments that were aggregated into a single reportable segment, with supplemental disclosures of three major underwriting units for financial reporting: MGA Business, Specialty Industries and Specialty Products. The former Other Insurance Operations segment consisted of substantially all operations classified as discontinued operations, including the Runoff Business and AutoOne, and certain related purchase accounting adjustments resulting from the OneBeacon Acquisition. Prior periods have been reclassified to conform to the current presentation.

Specialty Products
Financial results for our Specialty Products reportable segment for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,
	2013	2012
	($ in millions)
Net written premiums	$123.9	$162.9

Earned premiums	$153.7	$144.7
Loss and LAE	(78.6)	(71.9)
Policy acquisition expenses	(30.4)	(34.9)
Other underwriting expenses	(24.3)	(21.8)
Total underwriting income	20.4	16.1
Net other revenues	0.3	0.2
Pre-tax income from continuing operations	$20.7	$16.3
The following table provides underwriting ratios for Specialty Products for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Underwriting ratios:
Loss and LAE	51.2%	49.8%
Expense	35.5	39.2
Total combined ratio	86.7%	89.0%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	2013	2012
Impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.0	0.5
Prior year loss reserve development	(0.3)	(1.6)

Specialty Products—Three months ended March 31, 2013 versus three months ended March 31, 2012
Net written premiums for Specialty Products decreased 23.9% to $123.9 million in the three months ended March 31, 2013 from $162.9 million in the three months ended March 31, 2012. The decrease was due to decreases in net written premiums of $35.3 million from our Collector Cars and Boats underwriting operating segment as we sold that business January 1, 2013 and $7.8 million from Professional Insurance primarily related to its healthcare business, offset in part by increases in net written premiums of $1.5 million from Surety which we began writing in 2012, $1.2 million from Environmental which we began writing in 2011, $0.6 million from Programs which we began writing in 2012, $0.6 million from Tuition Reimbursement and $0.2 million from Specialty Property.
The Specialty Products combined ratio for the three months ended March 31, 2013 decreased to 86.7% from 89.0% for the three months ended March 31, 2012. The loss and LAE ratio increased by 1.4 points to 51.2% while the expense ratio decreased by 3.7 points to 35.5%. The increase in the loss and LAE ratio was primarily due to lower favorable loss reserve development as well as higher catastrophe losses. The three months ended March 31, 2013 included 0.3 points of favorable loss reserve development primarily related to Professional Insurance offset in part by unfavorable loss reserve development for Specialty Property and Collector Cars and Boats, compared to 1.6 points of favorable loss reserve development primarily related to Professional Insurance in the prior year period. The three months ended March 31, 2013 included 1.0 point of catastrophe losses, primarily related to storms in the first quarter of 2013 impacting primarily Specialty Property, compared to 0.5 points of catastrophe losses in the prior year period, primarily related to tornadoes in the midwestern United States. Additionally, current accident year non-catastrophe losses decreased 0.4 points in the three months ended March 31, 2013, compared with the same period in 2012. The decrease in the expense ratio was primarily due to lower insurance acquisition expenses in Collector Cars and Boats relative to the earned premiums.
Specialty Industries
Financial results for our Specialty Industries reportable segment for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,
	2013	2012
	($ in millions)
Net written premiums	$141.2	$140.1

Earned premiums	$132.8	$127.1
Loss and LAE	(70.3)	(64.5)
Policy acquisition expenses	(24.4)	(23.2)
Other underwriting expenses	(25.0)	(25.7)
Total underwriting income	13.1	13.7
Net other revenues	0.2	0.1
General and administrative expenses	(0.6)	(0.3)
Pre-tax income from continuing operations	$12.7	$13.5
The following table provides underwriting ratios for Specialty Industries for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Underwriting ratios:
Loss and LAE	52.9%	50.7%
Expense	37.2	38.5
Total combined ratio	90.1%	89.2%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	2013	2012
Impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.2	1.4
Prior year loss reserve development	(1.8)	0.3

Specialty Industries—Three months ended March 31, 2013 versus three months ended March 31, 2012
Net written premiums for Specialty Industries increased 0.8% to $141.2 million in the three months ended March 31, 2013 from $140.1 million in the three months ended March 31, 2012. The increase compared to the prior year was due to increases in net written premiums of $4.0 million from our Government Risks underwriting operating segment, $3.2 million from Entertainment, $1.8 million from Technology and $0.2 million from IMU, which were primarily due to new business, as well as solid retention levels despite competition in the marketplace. These increases were partially offset by decreases in net written premiums of $6.8 million from Energy, which we have recently exited, and $1.3 million from Accident.

The Specialty Industries combined ratio for the three months ended March 31, 2013 increased to 90.1% from 89.2% for the three months ended March 31, 2012. The loss and LAE ratio increased by 2.2 points to 52.9% while the expense ratio decreased by 1.3 points to 37.2%. The three months ended March 31, 2013 included 1.8 points of favorable loss reserve development primarily related to Technology, compared to 0.3 points of unfavorable loss reserve development primarily related to Technology in the prior year period. This 2.1 point increase in favorable loss reserve development was offset by a 4.3 point increase in current accident year losses, compared to the three months ended March 31, 2012. The three months ended March 31, 2013 included 1.2 points of catastrophe losses, primarily related to storms in the first quarter of 2013, which primarily impacted IMU and Government Risks, as compared to 1.4 points of catastrophe losses in the same period in 2012, primarily related to tornadoes in the midwestern United States most notably impacting Government Risks and IMU. The decrease in the expense ratio was due to a 1.3 decrease in other underwriting expenses, primarily for Entertainment, Accident and Government Risks, while policy acquisition expenses remained unchanged.
Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
	2013	2012
	($ in millions)
Net investment income	$9.4	$14.7
Net realized and change in unrealized investment gains	28.4	29.8
Net other revenues (expenses)	23.5	(0.2)
General and administrative expenses	(3.4)	(2.4)
Interest expense	(3.2)	(4.1)
Pre-tax income from continuing operations	$54.7	$37.8

Investing, Financing and Corporate—Three months ended March 31, 2013 versus three months ended March 31, 2012
Investing, Financing and Corporate reported pre-tax income from continuing operations of $54.7 million in the three months ended March 31, 2013, compared to $37.8 million in the three months ended March 31, 2012. The increase was primarily related to a $23.0 million pre-tax gain from the sale of Essentia, partially offset by a decrease in investment returns. As further described below, net investment income decreased to $9.4 million in the three months ended March 31, 2013, compared to $14.7 million in the prior year period, and net realized and change in unrealized investment gains decreased to $28.4 million in the three months ended March 31, 2012, compared to $29.8 million in the prior year period. Interest expense decreased to $3.2 million for the three months ended March 31, 2013, compared to $4.1 million for the same period in 2012, reflecting the lower interest rate of 4.6% on our senior notes for the three months ended March 31, 2013 compared to an interest rate of 5.875% on senior notes prior to their refinancing in the fourth quarter of 2012. General and administrative expenses increased to $3.4 million as compared with $2.4 million in the prior year period due to depreciation of property leased to a tenant which is included in general and administration expense in the three months ended March 31, 2013 that, in the three months ended March 31, 2012, was recognized in other underwriting expense.
Discontinued Operations
Discontinued Operations Results—Three months ended March 31, 2013 versus three months ended March 31, 2012
Our income from discontinued operations, net of tax, was $0.5 million for the three months ended March 31, 2013, compared to a loss of $9.5 million for the three months ended March 31, 2012. The income in the three months ended March 31, 2013 related to earned premiums from involuntary pools in our Runoff Business. The loss for the three months ended March 31, 2012 resulted from unfavorable loss reserve development primarily driven by case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims.

Loss and LAE reserve fair value adjustment
In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables. Loss and LAE reserves and the related reinsurance recoverable presented in the summary of reclassified balances within assets and liabilities held for sale as of March 31, 2013 are net of $146.8 million related to the outstanding pre-tax unaccreted adjustment. Loss and LAE reserves and the related reinsurance recoverable as presented in the December 31, 2012 consolidated balance sheet are net of $150.1 million related to the outstanding pre-tax unaccreted adjustment.
Summary of Investment Results
Investment Returns
A summary of our consolidated pre-tax investment results for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
Components of Investment Results	2013	2012
	($ in millions)
Net investment income	$9.4	$14.7
Net realized investment gains	23.9	20.8
Change in net unrealized investment gains	4.5	9.0
Total pre-tax investment results	$37.8	$44.5
Gross investment returns versus typical benchmarks for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31,(1)
	2013	2012
Fixed maturity investments	0.5%	1.4%
Short-term investments:	—	0.1
Total fixed income	0.4%	1.2%
Barclays U.S. Intermediate Aggregate Index	0.2%	0.7%

Common equity securities	9.3%	3.7%
Convertible fixed maturity investments	2.0	5.5
Total common equity securities and convertible fixed maturity investments	8.2	4.1
Other investments	2.4	3.1
Total common equity securities, convertible fixed maturity and other investments	6.4%	3.8%
S&P 500 Index	10.6%	12.6%

Total consolidated portfolio	1.5%	1.7%
_______________________________________________________________________________

(1)	Gross investment returns exclude investment expenses of $1.9 million and $1.7 million, respectively, for the three months ended March 31, 2013 and 2012.
Investment Returns—Three months ended March 31, 2013 versus three months ended March 31, 2012
Overview
Our total pre-tax investment results were $37.8 million, a return of 1.5% for the three months ended March 31, 2013, compared to $44.5 million, a return of 1.7% for the three months ended March 31, 2012. Net investment income in the three months ended March 31, 2013 was $9.4 million, a decrease of $5.3 million, compared to $14.7 million in the three months ended March 31, 2012. The decrease was principally due to lower fixed maturity investment yields and a $89.7 million reduction in the average market value of invested assets year over year as a result of losses paid related to the Runoff Business, as well as the sale of AutoOne and dividends paid to shareholders. Net realized investment gains were $23.9 million in the three months ended March 31, 2013, an increase of $3.1 million compared to $20.8 million in the three months ended March 31, 2012. The change in net unrealized investment gains was an increase of $4.5 million in the three months ended March 31, 2013, compared to an increase in change in net unrealized investment gains of $9.0 million in the three months ended March 31, 2012.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 0.4% for the three months ended March 31, 2013, compared to 1.2% for the three months ended March 31, 2012. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.8 years excluding short-term investments and approximately 2.5 years including short-term investments at March 31, 2013. Our fixed income portfolio outperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 20 basis points for the three months ended March 31, 2013.
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity and other investments portfolio returned 6.4% for the three months ended March 31, 2013, compared to 3.8% for the three months ended March 31, 2012. Our total common equity securities and convertible fixed maturity investments portfolio returned 8.2% and 4.1% for the three months ended March 31, 2013 and 2012, respectively, or underperformed by 240 basis points and 850 basis points, respectively, the S&P 500 Index benchmark. Our total common equity securities and convertible fixed maturity investments portfolio has overweight exposure to the gold mining sector and underweight exposure to the consumer discretionary sector compared to the S&P 500 Index and also contains convertible fixed maturity investments whose returns typically lag in a strong equity market. Other investments, which are composed principally of hedge funds and private equities, underperformed the S&P 500 Index by 820 basis points and 950 basis points for the three months ended March 31, 2013 and 2012, respectively.
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
As of both March 31, 2013 and 2012, approximately 92% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in hedge funds and private equity funds, as well as certain investments in debt and equity securities, including asset-backed securities, where quoted market prices are unavailable.
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
In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund's net asset value. In circumstances where our portion of a fund's net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At March 31, 2013 and December 31, 2012, we did not record a liquidity adjustment to the net asset value related to our investments in hedge funds or private equity funds.
As of both March 31, 2013 and December 31, 2012, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of March 31, 2013 and December 31, 2012 were comprised of $48.3 million and $47.3 million, respectively, in hedge funds, $61.3 million for both periods in private equity funds and $14.1 million for both periods in an investment in a community reinvestment vehicle. As of both March 31, 2013 and December 31, 2012, OneBeacon held investments in 8 hedge funds and 18 private equity funds. The largest investment in a single fund was $13.8 million and $12.9 million, respectively, at March 31, 2013 and December 31, 2012. As of March 31, 2013 and December 31, 2012, other investments also included $20.6 million and $21.1 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

The fair value measurements at March 31, 2013 and December 31, 2012 for assets and any related Level 3 inputs are as follows:

	Fair value at March 31, 2013(1)	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$160.4	$—	—%
Debt securities issued by corporations	746.8	—	—
Municipal obligations	3.2	—	—
Asset-backed securities	861.1	7.1	0.8
Foreign government obligations	3.9	—	—
Preferred stocks	85.6	70.9	82.8
Fixed maturity investments	1,861.0	78.0	4.2
Short-term investments	214.4	—	—
Common equity securities	296.3	0.1	—
Convertible fixed maturity investments	38.5	—	—
Other investments(2)	123.7	123.7	100.0
Total(2)	$2,533.9	$201.8	8.0%

	Fair value at December 31, 2012(1)	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$197.6	$—	—%
Debt securities issued by corporations	711.5	—	—
Municipal obligations	3.2	—	—
Asset-backed securities	927.9	5.3	0.6
Foreign government obligations	6.5	—	—
Preferred stocks	84.7	70.8	83.6
Fixed maturity investments	1,931.4	76.1	3.9
Short-term investments	232.8	—	—
Common equity securities	259.0	0.1	—
Convertible fixed maturity investments	62.6	—	—
Other investments(2)	122.7	122.7	100.0
Total(2)	$2,608.5	$198.9	7.6%
_______________________________________________________________________________

(1)
Includes $296.9 million and $338.1 million of fixed maturity investments reclassified to assets held for sale in the March 31, 2013 and December 31, 2012 consolidated balance sheets as part of the Runoff Transaction.

(2)
Excludes the carrying value of $20.6 million and $21.1 million as of March 31, 2013 and December 31, 2012, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

At March 31, 2013 and December 31, 2012, we held one private preferred stock that represented approximately 83% and 84%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

The changes in Level 3 fair value measurements for the three months ended March 31, 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2013	$76.1	$0.1	$—	$122.7	$198.9
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains	0.1	—	—	3.7	3.8
Purchases	1.8	—	—	1.8	3.6
Sales	—	—	—	(4.5)	(4.5)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2013	$78.0	$0.1	$—	$123.7	$201.8
_______________________________________________________________________________

(1)	Excludes the carrying value of $20.6 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.
Liquidity and Capital Resources
Operating cash and short-term investments
Our sources and uses of cash are as follows:
Holding company level.    The primary sources of cash for OneBeacon Insurance Group, Ltd. (OneBeacon Ltd.) and certain of our intermediate holding companies are expected to be distributions and tax sharing payments received from our insurance operating subsidiaries, capital raising activities, net investment income, and proceeds from sales and maturities of holding company investments. The primary uses of cash are expected to be interest payments on our debt obligations, repurchases and retirements of our debt obligations, dividend payments on our common shares, common share repurchases, purchases of investments, payments made to tax authorities, contributions to our operating subsidiaries, and holding company operating expenses.
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
As disclosed in Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements, during the fourth quarter of 2012, OneBeacon executed various intercompany reinsurance agreements which, along with other internal capital transactions among our insurance operating subsidiaries, resulted in ASIC becoming the lead insurance company for the ongoing specialty business and OBIC becoming the lead insurance company for the Runoff Business. As a result of the internal restructuring transactions, OBIC's 2012 statutory net income was significantly higher than that of our consolidated combined statutory net income as statutory net losses at lower-tiered subsidiaries more than offset the income recorded at OBIC. Notwithstanding these restructuring transactions, OneBeacon continues to manage its statutory capital on a combined basis. Although OBIC remains a top tier regulated insurance operating subsidiary and maintains sufficient statutory capital to support the Runoff Business, the majority of the group's statutory capital is now included in ASIC, which is currently a subsidiary of OBIC, to support the ongoing specialty business.
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
During three months ended March 31, 2013 and 2012, our top tier regulated insurance operating subsidiaries distributed $9.8 million and $45.0 million, respectively, of ordinary dividends to their immediate parent. During three months ended March 31, 2013 and 2012, our unregulated insurance operating subsidiaries paid $4.2 million and $4.1 million of dividends to their immediate parent. At March 31, 2013, OneBeacon's unregulated insurance operating subsidiaries had $16.2 million of net unrestricted cash, short-term investments and fixed maturity investments.
During three months ended March 31, 2013, OneBeacon Ltd. paid $20.0 million of regular quarterly dividends to its common shareholders. At March 31, 2013, OneBeacon Ltd. and its intermediate holding companies had $326.0 million of net unrestricted cash, short-term investments and fixed maturity investments and $36.5 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.
Insurance Float
Insurance float is an important aspect of our insurance operations. Insurance float represents funds that an insurance company holds for a limited time. In an insurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer invests the funds. When the premiums that an insurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which is considered to be the cost of insurance float. One manner in which we calculate our insurance float is by taking our net invested assets and subtracting our total capital. Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.
Insurance float can increase in a number of ways, including through acquisitions of insurance operations, organic growth in existing insurance operations and recognition of losses that do not cause a corresponding reduction in investment assets. Conversely, insurance float can decrease in a number of other ways, including sales of insurance operations, shrinking or run-

off of existing insurance operations, the acquisition of operations that do not have substantial investment assets (e.g., an agency) and the recognition of gains that do not cause a corresponding increase in investment assets. We have historically obtained our insurance float through both acquisitions and organic growth. We intend to generate low-cost float over time through a combination of acquisitions and organic growth in our ongoing insurance operations. However, we will seek to increase our insurance float organically only when market conditions allow for an expectation of generating underwriting profits.
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
The following table illustrates our consolidated insurance float position and four operational leverage ratios based on insurance float and net invested assets as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	($ in millions)
Total investments	$2,257.6	$2,291.5
Cash	99.4	43.9
Cash and investments classified within assets held for sale	296.9	338.1
Accounts receivable on unsettled investment sales	26.6	2.1
Accounts payable on unsettled investment purchases	(12.5)	(6.2)
Invested assets, including unsettled transactions	$2,668.0	$2,669.4
OneBeacon's common shareholders' equity	$1,063.8	$1,014.5
Debt	274.7	274.7
Total capital	$1,338.5	$1,289.2
Insurance float	$1,329.5	$1,380.2
Insurance float as a multiple of total capital	1.0x	1.1x
Invested assets as a multiple of total capital	2.0x	2.1x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.2x	1.4x
Invested assets as a multiple of OneBeacon's common shareholders' equity	2.5x	2.6x
Based on March 31, 2013 balances, insurance float is expected to decrease by approximately $296.9 million as a result of the sale of the Runoff business.
Financing
Debt
The following table summarizes our debt to capital ratio at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	($ in millions)
Senior Notes, carrying value	$274.7	$274.7
OneBeacon's common shareholders' equity	1,063.8	1,014.5
Total capital	$1,338.5	$1,289.2
Ratio of debt to total capital	20.5%	21.3%
We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

In November 2012, OBH issued $275.0 million face value of senior unsecured debt (2012 Senior Notes) through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The 2012 Senior Notes bear an annual interest rate of 4.60% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd. OBH incurred $2.8 million in expenses related to the issuance of the 2012 Senior Notes (including the $1.8 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the 2012 Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2012 Senior Notes have an effective yield to maturity of approximately 4.7% per annum. The proceeds from the 2012 Senior Notes were utilized to repurchase and retire, for $275.9 million, the remaining $269.8 million balance outstanding on our previously held senior notes issued in 2003 ("2003 Senior Notes").
No interest was paid or scheduled to be paid on the 2012 Senior Notes or 2003 Senior Notes (collectively, Senior Notes)during the three months ended March 31, 2013 and 2012.
Capital Lease
In December 2011, OBIC, an indirect wholly-owned insurance operating subsidiary of the Company, sold the majority of its fixed assets and capitalized software to OB Services, another indirect wholly-owned subsidiary of the Company. The fixed assets and capitalized software were sold at a cost equal to book value with no intercompany gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp and Fifth Third whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OB Services received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OB Services will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer to OB Services. OBIC recorded the sale of the assets with no gain or loss recognized while OB Services has recorded a capital lease obligation and a capital lease asset. As of March 31, 2013 and December 31, 2012, OB Services had a capital lease obligation of $16.4 million and $18.2 million, respectively, included within other liabilities and a capital lease asset of $14.5 million and $16.1 million, respectively, included within other assets.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 5.6 million of its Class A common shares. During the three months ended March 31, 2013 and 2012, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million.
Cash Flows
Detailed information concerning our cash flows during the three months ended March 31, 2013 and 2012 follows:
Cash flows from operations for the three months ended March 31, 2013 and 2012
For the three months ended March 31, 2013, net cash flows (used for) provided from operations was $(24.3) million, consisting of $16.4 million from continuing operations and $(40.7) million from discontinued operations. For the three months ended March 31, 2012, net cash flows (used for) provided from operations was $(84.4) million, consisting of $(23.3) million from continuing operations and $(61.1) million from discontinued operations. Net cash flows for operations in the three months ended March 31, 2013 and 2012 were reduced by the run-off of reserves related to the Runoff Business. Net cash flows for operations in the three months ended March 31, 2013 and 2012 were reduced by declining net investment income, primarily due to lower overall portfolio yields, lower yield investments and a decrease in the overall invested asset base.
Other Liquidity and Capital Resource Activities
During the first quarter of 2013, we made payments with respect to our long-term incentive compensation plans totaling $3.9 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 158,890 performance units for the 2010-2012 performance cycle.
During the first quarter of 2012, we made payments with respect to our long-term incentive compensation plans totaling $14.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 247,583 performance shares and 151,475 performance units for the 2009-2011 performance cycle.

Cash flows from investing and financing activities for the three months ended March 31, 2013
Financing and Other Capital Activities
During the first quarter of 2013, we declared and paid $20.0 million of regular quarterly cash dividends to holders of OneBeacon's common shares.
Acquisitions and Dispositions
During the first quarter of 2013, we completed the sale of Essentia Insurance Company and received $31.3 million as consideration.
Cash flows from investing and financing activities for the three months ended March 31, 2012
Financing and Other Capital Activities
During the first quarter of 2012, we declared and paid $20.0 million of regular quarterly cash dividends to holders of OneBeacon’s common shares.
Acquisitions and Dispositions
During the first quarter of 2012, we sold one of our subsidiaries, OB Lux, to a subsidiary of White Mountains and recognized a gain of $14.0 million as additional paid in capital. Net of transaction costs expensed through the statement of operations, the gain was $13.6 million.
Critical Accounting Estimates
Refer to the Company's 2012 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of March 31, 2013, there were no material changes to our critical accounting estimates.
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
These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that could cause actual results to differ materially from expectations, including:

•	the risks discussed beginning on page 20 of the Company’s 2012 Annual Report on Form 10-K;

•	claims arising from catastrophic events, such as hurricanes, windstorms, earthquakes, floods or terrorist attacks;

•	recorded loss and loss adjustment expense reserves subsequently proving to have been inadequate;

•	the continued availability and cost of reinsurance coverage;

•	the continued availability of capital and financing;

•	general economic, market or business conditions;

•	business opportunities (or lack thereof) that may be presented to us and pursued;

•	competitive forces, including the conduct of other property and casualty insurers and agents;

•	changes in domestic or foreign laws or regulations, or their interpretation, applicable to us, our competitors, our agents or our customers;

•	an economic downturn or other economic conditions adversely affecting our financial position including stock market volatility;

•	actions taken by rating agencies from time to time, such as financial strength or credit rating downgrades or placing ratings on negative watch; and

•	other factors, most of which are beyond our control.
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
Refer to our 2012 Annual Report on Form 10-K and in particular Item 7A — "Quantitative and Qualitative Disclosures About Market Risk." As of March 31, 2013, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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
The CEO and CFO of OneBeacon (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of March 31, 2013, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. During the quarter ended March 31, 2013, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
In September 2012, a case management order was entered in the consolidated cases, setting forth, among other things, a briefing schedule for an omnibus motion to dismiss in the Noteholder Actions. The court is expected to hear oral argument on that motion in the second quarter of 2013. Discovery and other motion practice (other than motions to amend the complaints) in the Committee Action and the Noteholder Actions is stayed until further order of the court.
Ace American Insurance Company
A subsidiary of the Company, OBH, was sued in Federal Court in the Eastern District of Pennsylvania on August 17, 2012 by Ace American Insurance Company (“Ace”). The complaint alleged that OBH, through a professional recruiting firm, improperly hired a group of Ace employees from Ace's surety division. The complaint sought injunctive relief and unspecified damages. After court-ordered expedited discovery was completed, the claims for injunctive relief were resolved pursuant to a confidential agreement.  After the claims against OBH for injunctive relief were resolved, Ace filed a Demand for Arbitration against five of the former Ace surety employees hired by OneBeacon, alleging breach of their duty of loyalty to Ace and misappropriation of Ace trade secrets. On March 6, 2013, Ace also filed an Amended Complaint in the Federal Court action, naming OneBeacon Insurance Group, Ltd., OneBeacon Insurance Group, LLC and OneBeacon Services, LLC as additional defendants.  The only remaining claim is for damages and trial is scheduled for June 2013. OneBeacon believes that Ace's damages claim against all of the OneBeacon companies and the claims against the individual employees are without merit and has been and will continue to vigorously defend both claims. OneBeacon does not expect the resolution of this lawsuit to result in a material change to its financial position.
ITEM 1A.    RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2012 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2013, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 22, 2007, the Company’s board of directors authorized the Company to repurchase up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the three months ended March 31, 2013 and 2012, no shares were repurchased under the share repurchase authorization.

During the three months ended March 31, 2013, the Company repurchased 3,300 common shares to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
ITEM 4.    MINE SAFETY DISCLOSURE
None.

ITEM 6.	EXHIBITS
(a)   Exhibits

10.1**	Employment Offer Letter for Paul McDonough, dated as of December 5, 2005
10.2**	Employment Offer Letter for Paul Romano, dated as of March 26, 2008
10.3**	Employment Offer Letter for Dennis Crosby, dated as of July 15, 2010
10.4**	Employment Offer Letter for Maureen Phillips, dated as of February 1, 2012
11*	Statement Re Computation of Per Share Earnings.
31.1**	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1***
The following financial information from OneBeacon Insurance Group, Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Months Ended March 31, 2013 and 2012; (iii) Consolidated Statements of Common Shareholders’ Equity, Three Months Ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

_______________________________________________________________________________
*    Not included as an exhibit as the information is contained elsewhere within this report. See Note 13 of the Notes to the Consolidated Financial Statements.
**    Filed Herewith
***     Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.
	By:	/s/ JOHN C. TREACY
John C. Treacy Chief Accounting Officer
Date: April 29, 2013