Form 10-Q
period 2013-06-30
OneBeacon Insurance Group, Ltd.
filed 2013-07-30
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 26, 2013, 23,649,400 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

F - 1

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$1,648.5	$1,593.3
Short-term investments, at amortized cost (which approximates fair value)	155.9	232.8
Common equity securities, at fair value	298.6	259.0
Convertible fixed maturity investments, at fair value	29.8	62.6
Other investments	145.0	143.8
Total investment securities	2,277.8	2,291.5
Cash	110.8	43.9
Reinsurance recoverables	84.6	110.6
Premiums receivable	233.7	225.6
Deferred acquisition costs	100.1	123.9
Net deferred tax asset	120.2	137.8
Investment income accrued	10.9	12.1
Accounts receivable on unsettled investment sales	4.1	2.1
Other assets	225.8	227.2
Assets held for sale	2,047.0	2,226.8
Total assets	$5,215.0	$5,401.5
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,027.8	$1,000.0
Unearned premiums	517.2	573.8
Debt	274.7	274.7
Accounts payable on unsettled investment purchases	28.8	6.2
Other liabilities	274.5	302.7
Liabilities held for sale	2,047.0	2,226.8
Total liabilities	4,170.0	4,384.2
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,407,138 and 95,386,179 shares)	1,021.0	1,019.1
Retained earnings	34.6	9.2
Accumulated other comprehensive loss, after tax	(13.5)	(13.8)
Total OneBeacon's common shareholders' equity	1,042.1	1,014.5
Total noncontrolling interests	2.9	2.8
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,045.0	1,017.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$5,215.0	$5,401.5

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	($ in millions, except per share amounts)
Revenues
Earned premiums	$280.8	$280.3	$567.3	$552.1
Net investment income	11.4	14.0	20.8	28.7
Net realized and change in unrealized investment gains	(25.5)	(11.9)	2.9	17.9
Net other revenues	0.6	0.2	24.6	0.3
Total revenues	267.3	282.6	615.6	599.0
Expenses
Loss and loss adjustment expenses	157.0	151.4	305.9	287.8
Policy acquisition expenses	52.5	60.9	107.3	119.0
Other underwriting expenses	54.6	51.3	103.9	98.8
General and administrative expenses	2.9	2.6	6.9	5.3
Interest expense	3.3	4.0	6.5	8.1
Total expenses	270.3	270.2	530.5	519.0
Pre-tax income (loss) from continuing operations	(3.0)	12.4	85.1	80.0
Income tax benefit (expense)	1.0	(0.4)	(18.8)	(13.9)
Net income (loss) from continuing operations	(2.0)	12.0	66.3	66.1
Income (loss) from discontinued operations, net of tax	(0.5)	0.5	—	(9.0)
Net income (loss), including noncontrolling interests	(2.5)	12.5	66.3	57.1
Less: Net income attributable to noncontrolling interests	(0.4)	(0.2)	(0.8)	(0.8)
Net income (loss) attributable to OneBeacon's common shareholders	(2.9)	12.3	65.5	56.3
Net change in benefit plan assets and obligations, net of tax	0.2	0.1	0.3	0.3
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$(2.7)	$12.4	$65.8	$56.6

Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted
Net income (loss) from continuing operations, per share	$(0.03)	$0.12	$0.68	$0.68
Income (loss) from discontinued operations, net of tax, per share	—	0.01	—	(0.09)
Net income (loss) attributable to OneBeacon's common shareholders per share	$(0.03)	$0.13	$0.68	$0.59
Dividends declared and paid per OneBeacon's common share	$0.21	$0.21	$0.42	$0.42

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss)	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2013	$1,019.1	$9.2	$(13.8)	$1,014.5	$2.8	$1,017.3
Comprehensive income:
Net income	—	65.5	—	65.5	0.8	66.3
Other comprehensive income item, after tax:
Net change in benefit plan assets and obligations, net of tax	—	—	0.3	0.3	—	0.3
Total comprehensive income	—	65.5	0.3	65.8	0.8	66.6
Amortization of restricted share and option awards	1.6	—	—	1.6	—	1.6
Issuance of common shares	0.3	—	—	0.3	0.1	0.4
Dividends	—	(40.1)	—	(40.1)	(0.8)	(40.9)
Balances at June 30, 2013	$1,021.0	$34.6	$(13.5)	$1,042.1	$2.9	$1,045.0

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss)	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2012	$1,002.2	$108.5	$(10.9)	$1,099.8	$14.1	$1,113.9
Comprehensive income:
Net income	—	56.3	—	56.3	0.8	57.1
Other comprehensive income item, after tax:
Net change in benefit plan assets and obligations, net of tax	—	—	0.3	0.3	—	0.3
Total comprehensive income	—	56.3	0.3	56.6	0.8	57.4
Amortization of restricted share and option awards	1.1	—	—	1.1	—	1.1
Issuance of common shares	0.3	—	—	0.3	0.2	0.5
Dividends	—	(40.0)	—	(40.0)	(0.6)	(40.6)
Gain on sale of OB Holdings Lux	14.0	—	—	14.0	—	14.0
Balances at June 30, 2012	$1,017.6	$124.8	$(10.6)	$1,131.8	$14.5	$1,146.3
   See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2013	2012
	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$66.3	$57.1
Charges (credits) to reconcile net income to cash flows (used for) provided from operations:
Net loss from discontinued operations	—	9.0
Net realized and change in unrealized investment gains	(2.9)	(17.9)
Net realized gain on sale of business	(23.0)	—
Deferred income tax expense	19.1	9.7
Other operating items:
Net change in loss and LAE reserves	27.8	(30.9)
Net change in unearned premiums	(56.6)	43.5
Net change in premiums receivable	(8.1)	(50.2)
Net change in reinsurance recoverable on paid and unpaid losses	26.0	61.9
Net change in other assets and liabilities	11.3	(57.6)
Net cash provided from operations—continuing operations	59.9	24.6
Net cash used for operations—discontinued operations	(77.2)	(94.8)
Net cash used for operations	(17.3)	(70.2)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	73.2	102.6
Maturities of fixed maturity investments	154.1	95.0
Sales of fixed maturity investments	912.2	862.7
Sales of common equity securities	109.6	26.9
Sales of convertible fixed maturity investments	37.3	9.0
Distributions and redemptions of other investments	11.3	10.6
Purchases of fixed maturity investments	(1,078.8)	(1,004.1)
Purchases of common equity securities	(125.8)	(31.7)
Purchases of convertible fixed maturity investments	(8.6)	(3.6)
Contributions for other investments	(5.5)	(6.8)
Proceeds from sale of business	31.3	—
Net change in unsettled investment purchases and sales	20.6	8.8
Net acquisitions of property and equipment	(4.0)	(0.7)
Net cash provided from investing activities—continuing operations	126.9	68.7
Net cash provided from investing activities—discontinued operations	—	—
Net cash provided from investing activities	126.9	68.7
Cash flows from financing activities:
Cash dividends paid to common shareholders	(40.1)	(40.0)
Proceeds on sale of OB Holdings Lux	—	14.0
Payments on capital lease obligation	(2.6)	(2.4)
Net cash used for financing activities—continuing operations	(42.7)	(28.4)
Net cash used for financing activities—discontinued operations	—	—
Net cash used for financing activities	(42.7)	(28.4)
Net increase (decrease) in cash during period	66.9	(29.9)
Cash reclassified from assets held for sale	—	5.5
Cash transferred with sale of business	—	(3.5)
Net increase (decrease) after reclassification of cash to assets held for sale	66.9	(27.9)
Cash balance at beginning of period	43.9	54.9
Cash balance at end of period	$110.8	$27.0
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
OneBeacon was acquired by White Mountains Insurance Group, Ltd. ("White Mountains") from Aviva plc ("Aviva") in 2001 (the "OneBeacon Acquisition"). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. As of June 30, 2013, White Mountains owned 75.2% of the Company's common shares. Within this report, the term "OneBeacon" is used to refer to one or more entities within the consolidated organization, as the context requires. The Company's headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
On October 17, 2012, one of OneBeacon's indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC ("OneBeacon LLC"), entered into a definitive agreement (the "Stock Purchase Agreement") with Trebuchet US Holdings, Inc. ("Trebuchet"), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell its run-off business. See Note 2—"Acquisitions and Dispositions" and Note 15—"Discontinued Operations." OneBeacon's run-off business includes the results of OneBeacon's remaining non-specialty commercial lines business and certain other run-off business, including the vast majority of asbestos and environmental reserves, as well as certain purchase accounting adjustments related to the run-off business and OneBeacon Acquisition (the “Runoff Business,” the sale of which is referred to as the “Runoff Transaction”). The assets and liabilities associated with the Runoff Business as of June 30, 2013 and December 31, 2012 have been presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of the current balance sheet date. The Runoff Business has been presented as discontinued operations in the consolidated statements of operations and cash flows, with the prior periods reclassified to conform to the current period's presentation. The Runoff Business disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with the Runoff Business. Pursuant to the terms of the Stock Purchase Agreement, the legal entities included in the sale and expected to be transferred to Armour will hold an agreed upon level of invested assets and capital at closing.
In anticipation of the Runoff Transaction, and as means to separate the Runoff Business from the ongoing specialty business, OneBeacon sought and received various regulatory approvals to terminate, incept or amend various intercompany reinsurance agreements which took effect on October 1, 2012.
The Company revised its reporting segment structure in the fourth quarter of 2012 into Specialty Products, Specialty Industries and Investing, Financing and Corporate. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. The Specialty Products segment is comprised of eight underwriting operating segments, including a new Crop Insurance underwriting operating segment that was approved during the second quarter of 2013, as well as the Collector Cars and Boats underwriting operating segment that was exited in the first quarter of 2013, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. During the second quarter of 2013, the Company received approval to provide multiple peril crop insurance through the federal crop insurance program administered by the U.S. Department of Agriculture's Risk Management Agency. The Company has entered into an exclusive agreement with a managing general agency, The Climate Corporation, a firm that specializes in the crop business, to provide coverages through the federal program and other supplemental coverages, including crop-hail. The operations associated with this new underwriting operating segment have been included in the Specialty Products reportable segment.
The Specialty Industries segment is comprised of six underwriting operating segments, including one that was exited in the first quarter of 2013, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate subsidiaries.
All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments, consisting of a normal recurring nature, considered necessary by management to fairly state the financial position, results of operations and cash flows of OneBeacon. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2012 Annual Report on Form 10-K for a complete discussion regarding OneBeacon’s significant accounting policies. As described above, certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.
Recently Adopted Changes in Accounting Principles
Policy Acquisition Costs
On January 1, 2012, OneBeacon adopted Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (Accounting Standards Codification (ASC) 944). ASU 2010-26 changes the types of policy acquisition costs that are eligible for deferral. Specifically, ASU 2010-26 limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, medical and inspection costs and sales force contract selling. ASU 2010-26 defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under ASU 2010-26, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred.
OneBeacon adopted ASU 2010-26 prospectively. As a result of adopting ASU 2010-26, $5.6 million of unamortized deferred acquisition costs as of January 1, 2012, primarily relating to a portion of profit sharing commission that had been deferred under prior guidance, were determined to no longer be deferrable and were recognized in expense over the original amortization period. During the three and six months ended June 30, 2012, $2.0 million and $4.4 million, respectively, of the $5.6 million of unamortized acquisitions costs as of January 1, 2012 were recognized in expense, with the remainder of the $5.6 million balance expensed during the year ended December 31, 2012 such that no incremental impact was recognized in the three and six months ended June 30, 2013.
Fair Value Measurements and Disclosures
On January 1, 2012, OneBeacon adopted ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS (ASC 820). ASU 2011-04 clarifies existing guidance with respect to the concepts of highest and best use and valuation premise and measuring instruments classified within a reporting entity's shareholders' equity. ASU 2011-04 also clarifies disclosure requirements, requiring disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements. ASU 2011-04 also amends existing guidance. In circumstances where a reporting entity manages a portfolio of financial assets and liabilities based on the net market and counterparty credit risk exposures, ASU 2011-04 permits determination of the fair value of those instruments to be based on the net risk exposure. In addition, ASU 2011-04 permits the application of premiums or discounts to be applied in a fair value measurement to the extent that market participants would consider them in valuing the financial instruments. ASU 2011-04 also expands the required disclosures for Level 3 measurements, requiring that reporting entities provide a narrative description of the sensitivity of Level 3 fair value measurements to changes in unobservable inputs and the interrelationships between those inputs, if any. As a result of adopting ASU 2011-04, OneBeacon expanded its fair value disclosures. See Note 5—"Investment Securities."
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
NOTE 2. Acquisitions and Dispositions
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company ("Essentia"), an indirect wholly-owned subsidiary which wrote the collector car and boat business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency ("Hagerty") terminated their underwriting arrangement with respect to the collector car and boat business. OneBeacon recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013. For the three and six months ended June 30, 2012, the business associated with this agreement generated net written premiums of $58.0 million and $93.3 million, respectively, or 19.8% and 15.7%, respectively, of consolidated written premiums.
As described in Note 1, on October 17, 2012, OneBeacon entered into the Stock Purchase Agreement with respect to the sale of its Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, at closing, OneBeacon will transfer to Armour all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the business as well as certain elements of the Runoff Business infrastructure, including staff and office space. Additionally, as part of the Runoff Transaction, OneBeacon may provide, under certain scenarios, financing in the form of surplus notes. The Runoff Transaction is expected to close in the fourth quarter of 2013.
The Runoff Transaction is subject to various closing conditions, primarily the receipt of regulatory approvals, which includes a third party actuarial review. At closing, Armour and/or OneBeacon Insurance Company ("OBIC") and certain legal entities within the ongoing OneBeacon structure will enter into various ancillary agreements, including the amendment of existing reinsurance agreements and administrative services agreements, to support the separation of the Runoff Business and subsequent transfer to Armour. Also as part of the Runoff Transaction, at closing, OneBeacon and Armour will enter into a Transition Services Agreement (“TSA”), pursuant to which OneBeacon will provide certain transition services to Armour during the term of the TSA, which has an initial term of one year. OneBeacon has concluded that continuing involvement after the closing of the transaction is insignificant relative to the business being sold.
As described in Note 1, the Runoff Business is presented as held for sale as of June 30, 2013 and December 31, 2012 and as discontinued operations for the three and six months ended June 30, 2013 and 2012. See Note 15—"Discontinued Operations" for further information regarding balances classified as held for sale and activity reported as discontinued operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves
Loss and LAE reserve summary - Ongoing Business
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	($ in millions)		($ in millions)
Gross beginning balance	$1,010.3	$3,249.6	$1,000.0	$3,358.6
Less beginning reinsurance recoverable on unpaid losses	(105.8)	(2,109.0)	(107.3)	(2,167.5)
Net beginning loss and LAE reserves	904.5	1,140.6	892.7	1,191.1
Loss and LAE incurred relating to:
Current year losses	158.0	154.8	309.8	293.1
Prior year losses	(1.0)	(3.4)	(3.9)	(5.3)
Total incurred loss and LAE from continuing operations	157.0	151.4	305.9	287.8
Loss and LAE paid relating to:
Current year losses	(41.2)	(43.3)	(61.0)	(63.4)
Prior year losses	(74.3)	(76.9)	(191.6)	(192.8)
Total loss and LAE payments from continuing operations	(115.5)	(120.2)	(252.6)	(256.2)
Net loss and LAE reserves	946.0	1,171.8	946.0	1,222.7
Total incurred loss and LAE from discontinued operations	7.5	1.1	7.5	20.7
Total loss and LAE payments from discontinued operations	(25.7)	(38.3)	(71.4)	(109.7)
Net loss and LAE reserves	927.8	1,134.6	882.1	1,133.7
Net change in loss and LAE reserves reported in liabilities held for sale(1)(2)	18.2	—	63.9	64.7
Net loss and LAE reserves sold(3)	—	—	—	(63.8)
Net ending loss and LAE reserves	946.0	1,134.6	946.0	1,134.6
Plus ending reinsurance recoverable on unpaid losses	81.8	2,040.7	81.8	2,040.7
Gross ending loss and LAE reserves	$1,027.8	$3,175.3	$1,027.8	$3,175.3
_______________________________________________________________________________

(1)
Balance for the three months ended June 30, 2013 consists of the change in net loss and LAE reserves from $166.1 million to $147.9 million, which amounts were classified as held for sale as of March 31, 2013 and June 30, 2013, respectively, in connection with the Runoff Transaction. Balance for the six months ended June 30, 2013 consists of the change in net loss and LAE reserves from $211.8 million to $147.9 million, which amounts were classified as held for sale as of December 31, 2012 and June 30, 2013, respectively, in connection with the Runoff Transaction.

(2)	Balance for the six months ended June 30, 2012 relates to net loss and LAE reserves reclassified from held for sale upon the closing of the AutoOne Transaction in February 2012.

(3)	Balance for the six months ended June 30, 2012 relates to the AutoOne Transaction, which closed in February 2012.
During the three and six months ended June 30, 2013, OneBeacon recorded $1.0 million and $3.9 million, respectively, of favorable loss and LAE reserve development on prior accident year reserves primarily related to its healthcare business, which is included in the Professional Insurance underwriting operating segment, its ocean marine business within the International Marine Underwriters ("IMU") underwriting operating segment, and its Government Risks underwriting operating segment. The favorable development was partially offset by adverse development in the Collector Cars and Boats underwriting operating segment in the three months ended June 30, 2013. During the three and six months ended June 30, 2012, OneBeacon recorded $3.4 million and $5.3 million, respectively, of favorable loss and LAE reserve development on prior accident year loss reserves,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves

primarily resulting from lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines.
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
Effective May 1, 2013, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2014. The program provides coverage for OneBeacon's property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained and the next $130.0 million of losses resulting from the catastrophe are reinsured in three layers, although OneBeacon retains a co-participation of 50% of losses from $20.0 million to $30.0 million, 10% of losses from $30.0 million to $70.0 million, and 5% of losses from $70.0 million to $150.0 million. Any loss above $150.0 million would be retained in full. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.
In addition to the corporate catastrophe reinsurance protection, OneBeacon may also purchase dedicated reinsurance protection for specific businesses. OneBeacon purchased a per occurrence treaty for its IMU underwriting operating segment that protects against large occurrences, whether a single large claim or a catastrophe. The IMU treaty attaches at $2.0 million per occurrence. Coverage is provided up to $60.0 million. The first layer of the marine treaty is $5.0 million in excess of $2.0 million, with an annual aggregate deductible of $1.5 million for large losses and $5.0 million for catastrophes losses. Losses not covered by the marine treaty are subject to the corporate property and per risk treaties after the Company's retention. Reinstatement premiums are paid in full or in part depending on the layer and the occurrence if the coverage is attached. Losses retained under marine reinsurance treaties are subject to the corporate catastrophe treaty. Additionally, in 2013 OneBeacon purchased reinsurance for its Surety underwriting operating segment. This treaty covers losses in excess of $5.0 million up to $30.0 million and has a 17% co-participation.
OneBeacon also purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10.0 million up to $100.0 million. Individual risk facultative reinsurance may be purchased above $100.0 million where OneBeacon deems it appropriate. OneBeacon retains a co-participation of 5% for losses in excess of $20.0 million up to $40.0 million and a co-participation of 10% for losses in excess of $40.0 million. The property-per-risk treaty also provides one limit of reinsurance protection for losses in excess of $10.0 million up to $100.0 million on an individual risk basis for acts of foreign terrorism. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.
OneBeacon also maintains a casualty reinsurance program that provides protection for individual policies involving general liability, automobile liability, professional liability or umbrella liability. OneBeacon's healthcare professional liability treaty covers losses in excess of $5.0 million up to $20.0 million in two layers. The first layer, $5.0 million excess of $5.0 million has a 10% co-participation. All other casualty business is covered in a separate treaty covering losses in excess of $5.0 million up to $21.0 million. The casualty treaty has a 10% co-participation in the first layer ($6.0 million excess of $5.0 million) and a 5% co-participation in the second layer of $10.0 million excess of $11.0 million. OneBeacon purchases a treaty to protect against large workers compensation losses that covers 100% of the loss in excess of $1.0 million up to $10.0 million per person. In addition, for casualty losses involving more than one insured, OneBeacon maintains a dedicated treaty that covers up to $60.0 million in excess of a $10.0 million retention.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

At June 30, 2013, OneBeacon had reinsurance recoverable on paid losses of $2.8 million and reinsurance recoverables on unpaid losses of $81.8 million. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table provides a listing of OneBeacon's top reinsurers for its continuing insurance operations, excluding industry pools and associations, based upon reinsurance recoverable amounts on paid and unpaid losses, the percentage of the total balance, and the reinsurer's A.M. Best Company, Inc. ("A.M. Best") ratings:

($ in millions)	Balance at June 30, 2013	% of total	A.M. Best Rating(1)
Hannover Ruckversich	$10.2	9%	A+
Munich Reinsurance America	6.7	6%	A+
Platinum Underwriters	5.4	5%	A
Swiss Reinsurance America Corp	5.0	4%	A+
Hartford Steam Boiler	4.9	4%	A++
_______________________________________________________________________________

(1)
A.M. Best ratings as detailed above are: "A++" (Superior, which is the highest of sixteen financial strength ratings), "A+" (Superior, which is the second highest of sixteen financial strength ratings) and "A" (Excellent, which is the third highest of sixteen financial strength ratings).

Greater than 90% of reinsurance recoverables on paid and unpaid losses are from reinsurers rated A or better.
NOTE 5. Investment Securities
OneBeacon's invested assets are comprised of securities and other investments held for general investment purposes. Refer to the Company's 2012 Annual Report on Form 10-K for a complete discussion.
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
Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximates fair value.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

OneBeacon's net investment income is comprised primarily of interest income associated with OneBeacon's fixed maturity investments, dividend income from its equity investments, and interest income from its short-term investments. Other investments primarily include hedge funds and private equity funds. Net investment income for the three and six months ended June 30, 2013, and 2012 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	($ in millions)
Fixed maturity investments	$10.4	$12.9	$20.3	$26.6
Short-term investments	—	0.1	—	0.1
Common equity securities	1.6	1.6	2.9	3.3
Convertible fixed maturity investments	0.3	1.2	0.7	2.3
Other investments	0.7	(0.1)	0.4	(0.2)
Gross investment income	13.0	15.7	24.3	32.1
Less investment expenses	(1.6)	(1.7)	(3.5)	(3.4)
Net investment income	$11.4	$14.0	$20.8	$28.7
The composition of net realized investment gains (losses) consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	($ in millions)
Fixed maturity investments	$3.9	$0.9	$7.8	$16.1
Short-term investments	0.1	—	0.1	—
Common equity securities	1.2	(6.7)	17.9	(3.1)
Convertible fixed maturity investments	(1.9)	0.5	(0.4)	1.4
Other investments	2.9	0.9	4.7	2.0
Net realized investment gains (losses), pre-tax	$6.2	$(4.4)	$30.1	$16.4
As of June 30, 2013 and December 31, 2012, OneBeacon reported $28.8 million and $6.2 million, respectively, in accounts payable on unsettled investment purchases and $4.1 million and $2.1 million, respectively, in accounts receivable on unsettled investment sales.
The net changes in fair value for the three and six months ended June 30, 2013, and 2012 are as follows:

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Changes in net unrealized investment gains (losses)(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)	Changes in net unrealized investment gains (losses)(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$(29.8)	$(0.1)	$(29.9)	$(34.2)	$(0.1)	$(34.3)
Short-term investments	—	—	—	—	—	—
Common equity securities	(2.4)	—	(2.4)	5.5	—	5.5
Convertible fixed maturity investments	(0.7)	—	(0.7)	(1.6)	—	(1.6)
Other investments	1.3	—	1.3	3.2	—	3.2
Net change, pre-tax	$(31.6)	$(0.1)	$(31.7)	$(27.1)	$(0.1)	$(27.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	Three months ended June 30, 2012			Six months ended June 30, 2012
	Changes in net unrealized investment gains (losses)(2)	Changes in net foreign currency translation gains (losses)(2)	Total net changes in fair value reflected in revenues(2)	Changes in net unrealized investment gains (losses)(2)	Changes in net foreign currency translation gains (losses)(2)	Total net changes in fair value reflected in revenues(2)
	($ in millions)
Fixed maturity investments	$4.8	$(0.1)	$4.7	$2.7	$—	$2.7
Short-term investments	—	—	—	—	—	—
Common equity securities	(6.5)	—	(6.5)	(1.7)	—	(1.7)
Convertible fixed maturity investments	(3.8)	—	(3.8)	(1.4)	—	(1.4)
Other investments	(1.9)	—	(1.9)	1.9	—	1.9
Net change, pre-tax	$(7.4)	$(0.1)	$(7.5)	$1.5	$—	$1.5
_______________________________________________________________________________

(1)
Includes pre-tax changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control of $(0.1) million for the six months ended June 30, 2013. There were no such changes in net deferred gains and losses for the three months ended June 30, 2013.

(2)
Includes pre-tax changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control of $(0.1) million and $(0.2) million for the three and six months ended June 30, 2012, respectively.

The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	($ in millions)
Investment securities:
Gross unrealized investment gains	$111.5	$127.4
Gross unrealized investment losses	(19.9)	(8.7)
Total net unrealized investment gains, pre-tax	91.6	118.7
Income taxes	(29.8)	(39.4)
Total net unrealized investment gains, after tax	$61.8	$79.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency losses and carrying values of OneBeacon's fixed maturity investments as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013(1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$220.6	$0.1	$(1.9)	$—	$218.8
Debt securities issued by industrial corporations	710.1	16.6	(3.0)	—	723.7
Municipal obligations	3.3	—	(0.2)	—	3.1
Asset-backed securities	878.4	2.3	(5.3)	—	875.4
Foreign government obligations	3.4	0.4	—	(0.1)	3.7
Preferred stocks	78.3	6.3	—	—	84.6
Total fixed maturity investments	$1,894.1	$25.7	$(10.4)	$(0.1)	$1,909.3

	December 31, 2012(1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$197.1	$0.5	$—	$—	$197.6
Debt securities issued by industrial corporations	678.7	32.8	—	—	711.5
Municipal obligations	3.3	—	(0.1)	—	3.2
Asset-backed securities	918.5	9.7	(0.3)	—	927.9
Foreign government obligations	6.0	0.5	—	—	6.5
Preferred stocks	78.3	6.4	—	—	84.7
Total fixed maturity investments	$1,881.9	$49.9	$(0.4)	$—	$1,931.4
_______________________________________________________________________________

(1)
Includes carrying value of $260.8 million and $338.1 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheets as part of the Runoff Transaction as of June 30, 2013 and December 31, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency gains and carrying values of OneBeacon's common equity securities, convertible fixed maturity investments and other investments as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$255.7	$47.4	$(4.5)	$—	$298.6
Convertible fixed maturity investments	28.3	1.7	(0.2)	—	29.8
Other investments	113.1	36.7	(4.8)	—	145.0
Total common equity securities, convertible fixed maturity investments and other investments	$397.1	$85.8	$(9.5)	$—	$473.4

	December 31, 2012
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$221.6	$39.8	$(2.4)	$—	$259.0
Convertible fixed maturity investments	59.5	3.2	(0.1)	—	62.6
Other investments	115.1	34.5	(5.8)	—	143.8
Total common equity securities, convertible fixed maturity investments and other investments	$396.2	$77.5	$(8.3)	$—	$465.4
Fair value measurements
As of June 30, 2013 and December 31, 2012, approximately 91% and 92% of the investment portfolio recorded at fair value was priced based upon observable inputs, respectively.
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable. At June 30, 2013 and December 31, 2012, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.
As of both June 30, 2013 and December 31, 2012, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of June 30, 2013 and December 31, 2012 were comprised of $47.4 million and $47.3 million, respectively, in hedge funds, $63.1 million and $61.3 million, respectively, in private equity funds and $14.1 million for both periods in an investment in a community reinvestment vehicle. As of June 30, 2013 and December 31, 2012, OneBeacon held investments in 8 hedge funds for both periods and 19 and 17 private equity funds, respectively. The largest investment in a single fund was $14.1 million and $12.9 million at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, other investments also included $20.4 million and $21.1 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The fair value measurements at June 30, 2013 and December 31, 2012 and their related inputs are as follows:

	Fair value at June 30, 2013(2)	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$218.8	$218.8	$—	$—
Debt securities issued by corporations:
Consumer	201.4	—	201.4	—
Industrial	103.7	—	103.7	—
Financial	129.7	—	129.7	—
Communications	93.0	—	93.0	—
Energy	41.2	—	41.2	—
Basic materials	80.4	—	80.4	—
Utilities	45.4	—	45.4	—
Technology	28.9	—	28.9	—
Debt securities issued by corporations	723.7	—	723.7	—
Municipal obligations	3.1	—	3.1	—
Asset-backed securities	875.4	—	856.3	19.1
Foreign government obligations	3.7	3.1	0.6	—
Preferred stocks	84.6	—	13.7	70.9
Fixed maturity investments	1,909.3	221.9	1,597.4	90.0
Short-term investments	155.9	155.4	0.5	—
Common equity securities:
Financials	68.1	68.0	—	0.1
Basic Materials	23.2	23.2	—	—
Consumer	109.0	109.0	—	—
Energy	35.1	35.1	—	—
Utilities	7.2	7.2	—	—
Other	56.0	56.0	—	—
Common equity securities	298.6	298.5	—	0.1
Convertible fixed maturity investments	29.8	—	29.8	—
Other investments(1)	124.6	—	—	124.6
Total(1)	$2,518.2	$675.8	$1,627.7	$214.7
_______________________________________________________________________________

(1)
Excludes the carrying value of $20.4 million and $21.1 million, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of June 30, 2013 and December 31, 2012.

(2)
Fair value includes $260.8 million and $338.1 million of fixed maturity investments reclassified to assets held for sale in the June 30, 2013 and December 31, 2012 consolidated balance sheets as part of the Runoff Transaction.

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

At both June 30, 2013 and December 31, 2012, OneBeacon held one private preferred stock that represented approximately 84% of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the ratings of OneBeacon's corporate debt securities as of June 30, 2013 and 2012:

	June 30, 2013	December 31, 2012
	($ in millions)
AA	$46.8	$37.0
A	325.1	301.6
BBB	341.2	362.5
BB	6.9	7.0
Other	3.7	3.4
Debt securities issued by corporations	$723.7	$711.5
Rollforwards of Fair Value Measurements by Level
The changes in Level 1 fair value measurements for the three and six months ended June 30, 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2013	$203.4	$258.9	$—	$—	$462.3
Amortization/accretion	(0.2)	—	—	—	(0.2)
Total net realized and unrealized gains (losses)	(0.1)	24.6	—	—	24.5
Purchases	59.3	102.4	—	—	161.7
Sales	(98.8)	(89.7)	—	—	(188.5)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2013	$163.6	$296.2	$—	$—	$459.8
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains (losses)	(2.2)	(1.2)	—	—	(3.4)
Purchases	71.6	23.4	—	—	95.0
Sales	(11.1)	(19.9)	—	—	(31.0)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2013	$221.9	$298.5	$—	$—	$520.4
_______________________________________________________________________________

(1)	Excludes short-term investments which are deemed to have a Level 1 designation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The changes in Level 2 fair value measurements for the three and six months ended June 30, 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2013	$1,651.9	$—	$62.6	$—	$1,714.5
Amortization/accretion	(3.1)	—	—	—	(3.1)
Total net realized and unrealized gains (losses)	(0.5)	—	0.5	—	—
Purchases	531.4	—	5.0	—	536.4
Sales	(560.3)	—	(29.6)	—	(589.9)
Transfers in	—	—	—	—	—
Transfer out	—	—	—	—	—
Balance at March 31, 2013	$1,619.4	$—	$38.5	$—	$1,657.9
Amortization/accretion	(2.7)	—	(0.1)	—	(2.8)
Total net realized and unrealized gains (losses)	(23.5)	—	(2.6)	—	(26.1)
Purchases	319.0	—	3.7	—	322.7
Sales	(316.6)	—	(9.7)	—	(326.3)
Transfers in	1.8	—	—	—	1.8
Transfer out	—	—	—	—	—
Balance at June 30, 2013	$1,597.4	$—	$29.8	$—	$1,627.2
_______________________________________________________________________________

(1)	Excludes short-term investments which are deemed to have a Level 2 designation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The changes in Level 3 fair value measurements for the three and six months ended June 30, 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2013	$76.1	$0.1	$—	$122.7	$198.9
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains	0.1	—	—	3.7	3.8
Purchases	1.8	—	—	1.8	3.6
Sales	—	—	—	(4.5)	(4.5)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2013	$78.0	$0.1	$—	$123.7	$201.8
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains	(0.2)	—	—	4.2	4.0
Purchases	14.0	—	—	3.4	17.4
Sales	—	—	—	(6.7)	(6.7)
Transfers in	—	—	—	—	—
Transfers out	(1.8)	—	—	—	(1.8)
Balance at June 30, 2013	$90.0	$0.1	$—	$124.6	$214.7
_______________________________________________________________________________

(1)	Excludes the carrying value of $20.4 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.
Significant Unobservable Inputs
As described above, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing models and both observable and unobservable inputs.

The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 at June 30, 2013.

Description	Fair Value	Rating	Valuation Technique	Unobservable Inputs	Range(1)

Preferred stock	$70.9	N/R	Discounted cash flow	Discount yield	7.49%
Residential mortgage-backed securities	$13.8	AAA	Discounted cash flow	Prepayment rate Swap spread	15 CPR 3.05%
Asset-backed securities	$5.3	AA+	Broker pricing	Broker quote	N/A
_________________________________________________________________________

(1)	As of June 30, 2013, each asset type consists of one security.
The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in non-agency residential mortgage-backed securities (“RMBS”). Generally for bonds priced at a premium, increases in prepayment speeds will result in a lower fair value, while decreases in prepayment speed may result in a higher fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	($ in millions)
Fixed maturity investments	$(0.2)	$0.3	$—	$6.3
Short-term investments	—	—	—	—
Common equity securities	—	—	—	—
Convertible fixed maturity investments	—	—	—	—
Other investments	1.3	(1.9)	3.2	1.9
Total	$1.1	$(1.6)	$3.2	$8.2
Asset-backed Securities
OneBeacon purchases commercial and residential mortgage-backed securities to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency commercial mortgage-backed securities ("CMBS") are generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed rate CMBS and approximately 30 points of subordination on average for floating rate CMBS as of June 30, 2013. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of June 30, 2013, on average less than 1% of the underlying loans were reported as non-performing for all CMBS held by OneBeacon. OneBeacon is not an originator of residential mortgage loans and did not hold any RMBS categorized as sub-prime as of June 30, 2013. OneBeacon's investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of June 30, 2013. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of June 30, 2013, OneBeacon held no mortgage-backed securities that were classified as non-prime. OneBeacon's non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the carrying value of OneBeacon's asset-backed securities as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$474.2	$474.2	$—	$551.2	$551.2	$—
FNMA	5.0	5.0	—	13.9	13.9	—
FHLMC	9.2	9.2	—	10.5	10.5	—
Total agency(1)	488.4	488.4	—	575.6	575.6	—
Non-agency:
Residential	56.2	42.4	13.8	38.1	38.1	—
Commercial	152.2	152.2	—	175.4	175.4	—
Total Non-agency	208.4	194.6	13.8	213.5	213.5	—
Total mortgage-backed securities	696.8	683.0	13.8	789.1	789.1	—
Other asset-backed securities:
Credit card receivables	41.5	36.2	5.3	49.0	43.7	5.3
Vehicle receivables	137.1	137.1	—	81.5	81.5	—
Other	—	—	—	8.3	8.3	—
Total other asset-backed securities	178.6	173.3	5.3	138.8	133.5	5.3
Total asset-backed securities	$875.4	$856.3	$19.1	$927.9	$922.6	$5.3
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of June 30, 2013 are as follows:

	Fair Value	Security Issuance Year
		2004	2005	2006	2007	2008	2010	2011	2012	2013
	($ in millions)
Total non-agency RMBS	$56.2	$7.6	$8.5	$5.3	$—	$—	$14.8	$—	$—	$20.0
Total non-agency CMBS	152.2	—	—	—	2.9	19.8	6.2	17.8	74.4	31.1
Total non-agency	$208.4	$7.6	$8.5	$5.3	$2.9	$19.8	$21.0	$17.8	$74.4	$51.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of June 30, 2013:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$56.2	$13.8	$42.4	$—
Non-prime	—	—	—	—
Total	$56.2	$13.8	$42.4	$—
_______________________________________________________________________________

(1)
At issuance, Super Senior were rated AAA by Standard & Poor's Financial Services LLC ("Standard & Poor's") or Aaa by Moody's Investors Service, Inc. ("Moody's") and were senior to other AAA or Aaa bonds.

(2)	At issuance, Senior were rated AAA by Standard & Poor's or Aaa by Moody's and were senior to non-AAA or non-Aaa bonds.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's or Aaa by Moody's and were junior to other bonds.
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels are as follows as of June 30, 2013:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$108.9	$77.5	$26.7	$4.7
Floating rate CMBS	43.3	2.9	19.9	20.5
Total	$152.2	$80.4	$46.6	$25.2
_______________________________________________________________________________

(1)	At issuance, Super Senior were rated AAA by Standard & Poor's, Aaa by Moody's or AAA by Fitch Ratings and were senior to other AAA or Aaa bonds.

(2)	At issuance, Senior were rated AAA by Standard & Poor's or Aaa by Moody's and were senior to non-AAA or non-Aaa bonds.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's or Aaa by Moody's and were senior to other bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Other Investments
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$7.9	$—	$8.4	$—
Long bank loan	0.1	—	0.1	—
Long/short equity	37.2	—	36.8	—
Long/short equity activist	2.2	—	2.0	—
Total hedge funds	47.4	—	47.3	—
Private equity funds
Insurance	2.4	0.1	3.1	0.1
Distressed residential real estate	5.0	—	7.9	—
Energy infrastructure and services	25.0	6.8	20.7	7.5
Healthcare	2.7	2.0	2.1	2.7
Multi-sector	16.1	2.6	14.9	3.7
Private equity secondaries	6.7	2.0	7.0	2.0
Real estate	5.2	0.1	5.6	0.1
Total private equity funds	63.1	13.6	61.3	16.1
Total hedge funds and private equity funds(1)	$110.5	$13.6	$108.6	$16.1
_______________________________________________________________________________

(1)
Other investments also includes $14.1 million of an investment in a community reinvestment vehicle as of June 30, 2013 and December 31, 2012, and $20.4 million and $21.1 million, of an investment in a tax advantaged federal affordable housing development fund as of June 30, 2013 and December 31, 2012, respectively.

Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the June 30, 2013 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$5.5	$5.5
Quarterly	26.5	7.9	5.2	—	39.6
Annual	—	—	2.2	0.1	2.3
Total	$26.5	$7.9	$7.4	$5.6	$47.4
Certain of the hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. At June 30, 2013, $1.3 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at June 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. At June 30, 2013, redemptions of $2.2 million were outstanding. The date at which all these redemptions will be received is not determinable at June 30, 2013. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
Investments in private equity funds are generally subject to "lock-up" periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At June 30, 2013, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$7.4	$22.5	$30.7	$2.5	$63.1
NOTE 6. Debt
OneBeacon's debt outstanding as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
	($ in millions)
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.3)	(0.3)
Senior unsecured notes, carrying value	$274.7	$274.7
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
NOTE 7. Segment Information
As a result of recent transactions (including the Runoff Transaction and AutoOne sale), the Company revised its reporting segment structure in the fourth quarter of 2012 into Specialty Products, Specialty Industries and Investing, Financing and Corporate.
The Company has fourteen underwriting operating segments, including two that have been recently exited, which are managed by the chief operating decision maker and are aggregated into two underwriting reportable segments. The two underwriting reportable segments were determined based on the nature of products or services, the production process, method of distribution and the nature of the regulatory environment. The principal difference between the reportable segments is the type or class of customer.
The Specialty Products segment is comprised of eight operating segments, including a new Crop Insurance underwriting operating segment that was approved during the second quarter of 2013, as well as the Collector Cars and Boats underwriting operating segment that was exited in the first quarter of 2013 (see Note 2—"Acquisitions and Dispositions"), representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. In addition to Crop Insurance and Collector Cars and Boats, the Specialty Products segment includes the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

Professional Insurance, Specialty Property, Environmental, Tuition Reimbursement, Programs, and Surety underwriting operating segments. During the second quarter of 2013, the Company received approval to provide multiple peril crop insurance through the federal crop insurance program administered by the U. S. Department of Agriculture's Risk Management Agency. The Company has entered into an exclusive agreement with a managing general agency, The Climate Corporation, a firm that specializes in the crop business, to provide coverages through the federal program and other supplemental coverages, including crop-hail.
The Specialty Industries segment is comprised of six underwriting operating segments, including one that was exited in the first quarter of 2013, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Specialty Industries segment includes the International Marine Underwriters, Technology, Accident, Government Risks, Entertainment, and Energy (which has been exited) underwriting operating segments.
The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate subsidiaries.
Previously, the Company reported its insurance operations through a Specialty Insurance Operations segment and an Other Insurance Operations segment. The former Specialty Insurance Operations segment was comprised of twelve underwriting operating segments that were aggregated into a single reportable segment, with supplemental disclosures of three major underwriting units for financial reporting: MGA Business, Specialty Industries and Specialty Products. The former Other Insurance Operations segment consisted of substantially all operations classified as discontinued operations as of June 30, 2013 and December 31, 2012, including AutoOne, other run-off business, and certain purchase accounting adjustments relating to the run-off business resulting from the OneBeacon Acquisition. Prior periods have been reclassified to conform to the current presentation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
Three months ended June 30, 2013
Earned premiums	$141.0	$139.8	$—	$280.8
Loss and loss adjustment expense	(77.8)	(79.2)	—	(157.0)
Policy acquisition expenses	(26.5)	(26.0)	—	(52.5)
Other underwriting expenses	(27.0)	(27.6)	—	(54.6)
Total underwriting income	9.7	7.0	—	16.7
Net investment income	—	—	11.4	11.4
Net realized and change in unrealized investment gains	—	—	(25.5)	(25.5)
Net other revenues	—	0.1	0.5	0.6
General and administrative expenses	(0.1)	(0.6)	(2.2)	(2.9)
Interest expense	—	—	(3.3)	(3.3)
Pre-tax income from continuing operations	$9.6	$6.5	$(19.1)	$(3.0)

Three months ended June 30, 2012
Earned premiums	$147.1	$133.2	$—	$280.3
Loss and loss adjustment expense	(83.4)	(68.0)	—	(151.4)
Policy acquisition expenses	(36.4)	(24.5)	—	(60.9)
Other underwriting expenses	(24.0)	(27.3)	—	(51.3)
Total underwriting income	3.3	13.4	—	16.7
Net investment income	—	—	14.0	14.0
Net realized and change in unrealized investment gains	—	—	(11.9)	(11.9)
Net other revenues	0.1	—	0.1	0.2
General and administrative expenses	—	(0.5)	(2.1)	(2.6)
Interest expense	—	—	(4.0)	(4.0)
Pre-tax income from continuing operations	$3.4	$12.9	$(3.9)	$12.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
Six months ended June 30, 2013
Earned premiums	$294.7	$272.6	$—	$567.3
Loss and loss adjustment expense	(156.4)	(149.5)	—	(305.9)
Policy acquisition expenses	(56.9)	(50.4)	—	(107.3)
Other underwriting expenses	(51.3)	(52.6)	—	(103.9)
Total underwriting income	30.1	20.1	—	50.2
Net investment income	—	—	20.8	20.8
Net realized and change in unrealized investment gains	—	—	2.9	2.9
Net other revenues	0.3	0.3	24.0	24.6
General and administrative expenses	(0.1)	(1.2)	(5.6)	(6.9)
Interest expense	—	—	(6.5)	(6.5)
Pre-tax income from continuing operations	$30.3	$19.2	$35.6	$85.1

Six months ended June 30, 2012
Earned premiums	$291.8	$260.3	$—	$552.1
Loss and loss adjustment expense	(155.3)	(132.5)	—	(287.8)
Policy acquisition expenses	(71.3)	(47.7)	—	(119.0)
Other underwriting expenses	(45.8)	(53.0)	—	(98.8)
Total underwriting income	19.4	27.1	—	46.5
Net investment income	—	—	28.7	28.7
Net realized and change in unrealized investment gains	—	—	17.9	17.9
Net other revenues (expenses)	0.3	0.1	(0.1)	0.3
General and administrative expenses	—	(0.8)	(4.5)	(5.3)
Interest expense	—	—	(8.1)	(8.1)
Pre-tax income from continuing operations	$19.7	$26.4	$33.9	$80.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
June 30, 2013
Total investments	$—	$—	$2,277.8	$2,277.8
Reinsurance recoverables	48.2	36.4	—	84.6
Deferred acquisition costs	47.4	52.7	—	100.1
Unpaid loss and loss adjustment expense reserves	595.2	432.6	—	1,027.8
Unearned premiums	243.3	273.9	—	517.2
Debt	—	—	274.7	274.7

December 31, 2012
Total investments	$—	$—	$2,291.5	$2,291.5
Reinsurance recoverables	52.3	58.3	—	110.6
Deferred acquisition costs	75.1	48.8	—	123.9
Unpaid loss and loss adjustment expense reserves	561.9	438.1	—	1,000.0
Unearned premiums	318.7	255.1	—	573.8
Debt	—	—	274.7	274.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

The following tables provide net written premiums, earned premiums and underwriting ratios for OneBeacon's insurance operations by reportable segment and in total, for the three and six months ended June 30, 2013, and 2012:

	Insurance Operations
($ in millions)	Specialty Products	Specialty Industries	Consolidated
Three months ended June 30, 2013
Net written premiums	$97.4	$149.5	$246.9
Earned premiums	141.0	139.8	280.8
Underwriting ratios:
Loss and LAE	55.1%	56.7%	55.9%
Expense	38.0	38.3	38.2
Total combined ratio	93.1%	95.0%	94.1%

Three months ended June 30, 2012
Net written premiums	$143.5	$148.7	$292.2
Earned premiums	147.1	133.2	280.3
Underwriting ratios:
Loss and LAE	56.7%	51.1%	54.0%
Expense	41.1	38.8	40.0
Total combined ratio	97.8%	89.9%	94.0%

	Insurance Operations
($ in millions)	Specialty Products	Specialty Industries	Consolidated
Six months ended June 30, 2013
Net written premiums	$221.3	$290.7	$512.0
Earned premiums	294.7	272.6	567.3
Underwriting ratios:
Loss and LAE	53.1%	54.8%	53.9%
Expense	36.7	37.8	37.3
Total combined ratio	89.8%	92.6%	91.2%

Six months ended June 30, 2012
Net written premiums	$306.4	$288.8	$595.2
Earned premiums	291.8	260.3	552.1
Underwriting ratios:
Loss and LAE	53.3%	50.9%	52.2%
Expense	40.1	38.7	39.4
Total combined ratio	93.4%	89.6%	91.6%
NOTE 8. Retirement Plans
OneBeacon sponsors qualified and non-qualified, non-contributory, defined benefit pension plans covering substantially all employees who were employed as of December 31, 2001 and former employees who had met the eligibility requirements, as well as retirees. Current plans include the OneBeacon qualified pension plan (the "Qualified Plan") and the OneBeacon non-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

qualified pension plan (the "Non-qualified Plan") (collectively the "Plans"). OneBeacon's Plans were frozen and curtailed in 2002 and, as a result, the projected benefit obligation is equal to the accumulated benefit obligation.
The benefits for the Plans are based primarily on years of service and employees’ compensation through December 31, 2002. OneBeacon’s funding policy is consistent with the funding requirements of U.S. federal laws and regulations.
The components of net periodic benefit cost for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	($ in millions)
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	1.0	1.2	2.1	2.4
Expected return on plan assets	(1.8)	(1.7)	(3.6)	(3.4)
Amortization of unrecognized loss	0.3	0.2	0.5	0.4
Net periodic pension income before special termination benefits	(0.3)	(0.1)	(0.6)	(0.2)
Special termination benefits expense(1)	0.1	0.1	0.3	0.1
Total net periodic benefit income	$(0.2)	$—	$(0.3)	$(0.1)
_______________________________________________________________________________

(1)	Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.
OneBeacon does not expect to make a contribution to its fully-funded Qualified Plan in 2013. OneBeacon anticipates contributing $2.2 million to the Non-qualified Plan in 2013, for which OneBeacon has assets held in a rabbi trust. As of June 30, 2013, $1.1 million in contributions have been made to the Non-qualified Plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

Performance Shares
The following summarizes performance share activity for OB Performance Shares for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013		2012
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	489,867	$1.6	569,745	$3.2
Payments and deferrals(1)	—	—	(9,168)	(0.3)
New awards	—	—	—	—
Forfeitures and net change in assumed forfeitures	—	(0.1)	—	—
Expense recognized	—	0.9	—	0.2
End of period	489,867	$2.4	560,577	$3.1

	Six months ended June 30,
	2013		2012
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	563,190	$1.2	642,667	$9.7
Payments and deferrals(1)	(238,658)	—	(258,901)	(7.8)
New awards	179,000	—	181,290	—
Forfeitures and net change in assumed forfeitures	(13,665)	(0.1)	(4,479)	—
Expense recognized	—	1.3	—	1.2
End of period	489,867	$2.4	560,577	$3.1
_______________________________________________________________________________

(1)
No payments were made in 2013 for the 2010-2012 performance cycle as the performance factor was zero percent. Performance share payments in 2012 for the 2009-2011 performance cycle were based upon a performance factor of 138.6%.

The following summarizes performance shares outstanding and accrued performance share expense at June 30, 2013 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2011 - 2013	142,138	$0.6
2012 - 2014	181,290	1.4
2013 - 2015	179,000	0.5
Subtotal	502,428	2.5
Assumed forfeitures	(12,561)	(0.1)
Total at June 30, 2013	489,867	$2.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

If 100% of the outstanding performance shares had been vested on June 30, 2013, the total additional compensation cost to be recognized would have been $1.1 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) at June 30, 2013.
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
The following summarizes restricted shares activity for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013		2012
	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
	($ in millions)
Beginning of period	918,000	$8.8	930,000	$11.9
New awards	—	—	—	—
Forfeitures	—	—	—	—
Vested	—	—	—	—
Expense recognized	—	(0.8)	—	(0.7)
End of period	918,000	$8.0	930,000	$11.2

	Six months ended June 30,
	2013		2012
	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
	($ in millions)
Beginning of period	927,000	$9.6	630,000	$7.7
New awards	—	—	300,000	4.6
Forfeitures	—	—	—	—
Vested	(9,000)	—	—	—
Expense recognized	—	(1.6)	—	(1.1)
End of period	918,000	$8.0	930,000	$11.2
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. Income Taxes

OneBeacon's income tax expense related to pre-tax income from continuing operations for the three months ended June 30, 2013 and 2012 represented net effective tax rates of 33.3% and 3.2%, respectively. The net effective tax rates for the six months ended June 30, 2013 and 2012 were 22.1% and 17.4%, respectively. The effective tax rates for the three and six months ended June 30, 2013 and 2012 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. For the three months ended June 30, 2013 and 2012, the effective tax rate on non-U.S. income was 0.6% and (2.3)%, respectively, and the effective tax rate on U.S. income (loss) was 6.4% and (20.9)%, respectively. For the six months ended June 30, 2013 and 2012, the effective tax rate on non-U.S. income was 0.2% and 0.8%, respectively, and the effective tax rate on U.S. income was 37.9% and 31.1%, respectively.
In arriving at the effective tax rate for the three and six months ended June 30, 2013 and 2012, OneBeacon forecasted all income and expense items including the change in unrealized investment gains and realized investment gains for the years ending December 31, 2013 and 2012, and included these gains in the effective tax rate calculation.
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
On July 28, 2011, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2007, 2008 and 2009. On April 5, 2013, OneBeacon received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $87.4 million. However, $80.6 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority. OneBeacon disagrees with the adjustments proposed by the IRS and intends to defend its position. The timing of the resolution of these issues is uncertain, however, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.
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
At June 30, 2013 and December 31, 2012, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $273.6 million and $282.4 million, respectively, which compared to a carrying value of $274.7 million as of both June 30, 2013 and December 31, 2012. The fair value measurement of the Senior Notes is classified as Level 2 in the valuation hierarchy.
NOTE 12. Legal Contingencies
OneBeacon, and the insurance and reinsurance industry in general, is routinely subject to claims related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or are directly related to,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Legal Contingencies

claims activity. OneBeacon's estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE. See Note 3—"Unpaid Loss and Loss Adjustment Expense (LAE) Reserves."
OneBeacon evaluates its exposure to non-claims related litigation and arbitration and establishes accruals for litigation and arbitration if it is probable that a loss has been incurred and it can be reasonably estimated. Disclosure of litigation and arbitration is made if it is probable that a loss has been incurred or if there is a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of claims and non-claims related litigation and arbitration, and the amount or range of potential loss at any particular time, is often inherently uncertain, management does not believe that the ultimate outcome of such claims and non-claims related litigation and arbitration will have a material adverse effect on OneBeacon's financial condition, full year results of operations, or cash flows.
The following summarizes significant ongoing non-claims related litigation or arbitration as of June 30, 2013:
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
In September 2012, a case management order was entered in the consolidated cases. Oral argument on an omnibus motion to dismiss the Noteholder Actions was heard at the end of May 2013 and the parties are awaiting a ruling from the court. Discovery and other motion practice (other than motions to amend the complaints) in the Committee Action and the Noteholder Actions is stayed until further order of the court.
Ace American Insurance Company
A subsidiary of the Company, OBH, was sued in Federal Court in the Eastern District of Pennsylvania on August 17, 2012 by Ace American Insurance Company (“Ace”). The complaint alleged that OBH, through a professional recruiting firm, improperly hired a group of Ace employees from Ace's surety division. The complaint sought injunctive relief and unspecified damages. After court-ordered expedited discovery was completed, the claims for injunctive relief were resolved pursuant to a confidential agreement.  After the claims against OBH for injunctive relief were resolved, Ace filed a Demand for Arbitration against five of the former Ace surety employees hired by OneBeacon, alleging breach of their duty of loyalty to Ace and misappropriation of Ace trade secrets. On March 6, 2013, Ace also filed an Amended Complaint in the Federal Court action, naming OneBeacon Insurance Group, Ltd., OneBeacon Insurance Group, LLC and OneBeacon Services, LLC (collectively with OBH, “the OneBeacon Parties”) as additional defendants.  The only remaining claim for damages was scheduled for trial in June 2013. Prior to commencement of the trial, OneBeacon and Ace entered into a confidential settlement agreement whereby all claims against the OneBeacon Parties were dismissed with prejudice and the claims against the individual employees were withdrawn. The resolution of this lawsuit did not result in a material change to OneBeacon's financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. Earnings (Loss) per Share
Basic and diluted earnings (loss) per share amounts are based on the weighted average number of common shares outstanding, including unvested restricted shares that are considered participating securities. Diluted earnings (loss) per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.
The following table outlines the Company's computation of earnings (loss) per share for net income (loss) from continuing operations attributable to OneBeacon's common shareholders for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Earnings (loss) attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income (loss) from continuing operations attributable to OneBeacon's common shareholders	$(2.4)	$11.8	$65.5	$65.3
Allocation of loss (income) for participating unvested restricted common shares	0.1	(0.1)	(0.6)	(0.6)
Dividends paid on participating restricted common shares	(0.2)	(0.2)	(0.4)	(0.3)
Total allocation to restricted common shares	(0.1)	(0.3)	(1.0)	(0.9)
Net income (loss) from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$(2.5)	$11.5	$64.5	$64.4

Undistributed net earnings (in millions):
Net income (loss) from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$(2.5)	$11.5	$64.5	$64.4
Dividends paid, net of restricted common share amounts	(19.9)	(19.8)	(39.7)	(39.7)
Total undistributed (overdistributed) net earnings, net of restricted common share amounts	$(22.4)	$(8.3)	$24.8	$24.7

Earnings (loss) per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.4	95.3	95.4	95.2
Weighted average unvested restricted common shares(1)	(0.9)	(0.9)	(0.9)	(0.8)
Basic and diluted earnings (loss) per share denominator(2)	94.5	94.4	94.5	94.4

Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income (loss) from continuing operations attributable to OneBeacon's common shareholders	$(0.03)	$0.12	$0.68	$0.68
Dividends declared and paid	(0.21)	(0.21)	(0.42)	(0.42)
Undistributed (overdistributed) earnings	$(0.24)	$(0.09)	$0.26	$0.26
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

(2)
Common shares issuable upon exercise of the options were not included in the three and six months ended June 30, 2012 as their inclusion would be anti-dilutive. There were no options outstanding during the three and six months ended June 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13. Earnings (Loss) per Share

Basic and diluted income (loss) per share amounts for discontinued operations are included in Note 15—"Discontinued Operations."
NOTE 14. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the six months ended June 30, 2013 and 2012, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million as of June 30, 2013.
During the six months ended June 30, 2013, the Company repurchased 3,300 common shares to satisfy employee income tax withholding, pursuant to employee benefit plans. No shares were repurchased during the three months ended June 30, 2013. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
Dividends on Common Shares
During the six months ended June 30, 2013 and 2012, the Company declared and paid cash dividends totaling $40.1 million and $40.0 million, respectively, or $0.42 per common share for each six month period.
Accumulated Other Comprehensive Income (Loss)
For each of the six month periods ended June 30, 2013 and 2012 OneBeacon recorded pre-tax changes to accumulated other comprehensive income (loss) for net increases in net benefit plan assets and obligations of $0.3 million. See Note 8—"Retirement Plans."
NOTE 15. Discontinued Operations
As described in Note 1 and Note 2, on October 17, 2012, OneBeacon entered into the Stock Purchase Agreement to sell the Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, the Runoff Transaction includes the sale of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the business as well as certain elements of the Runoff Business infrastructure, including staff and office space. The Runoff Transaction is expected to close in the fourth quarter of 2013, subject to regulatory approvals, which includes third party actuarial review.
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
On February 22, 2012, OneBeacon completed the sale of the AutoOne business to Interboro. The AutoOne Transaction included the sale of two insurance entities, AutoOne Insurance Company ("AOIC") and AutoOne Select Insurance Company ("AOSIC"), through which substantially all of the AutoOne business was written on a direct basis. The AutoOne Transaction also included the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon cedes, on a 100% quota share basis, AutoOne business not directly written by AOIC and AOSIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Reclassified Balances and Related Items
As of June 30, 2013 and December 31, 2012, the Runoff Transaction met the criteria for held for sale accounting. As a result, the assets and liabilities associated with the businesses being sold, after effecting the various steps contemplated by the Stock Purchase Agreement, are presented separately as single line items in the asset and liability sections of the consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively. The following summarizes the major categories of assets and liabilities associated with the business classified as held for sale:

	June 30, 2013	December 31, 2012
	($ in millions)
Investments	$260.8	$338.1
Premiums receivable	9.8	11.0
Reinsurance recoverable on unpaid losses(1)	1,736.3	1,840.8
Reinsurance recoverable on paid losses	21.4	15.6
Net deferred tax asset	3.5	5.1
Other assets	15.2	16.2
Total assets held for sale	$2,047.0	$2,226.8

Unpaid loss and loss adjustment expense reserves(1)	$1,884.2	$2,052.6
Unearned premiums	0.4	0.5
Ceded reinsurance payable	14.3	21.9
Other liabilities(2)	148.1	151.8
Total liabilities held for sale	$2,047.0	$2,226.8
_______________________________________________________________________________

(1)
The June 30, 2013 and December 31, 2012 balances include the remaining purchase accounting fair value adjustments of $143.5 million and $150.1 million, respectively, relating to the OneBeacon Acquisition. As of June 30, 2013 and December 31, 2012, reinsurance recoverable on unpaid losses, gross of purchase accounting adjustments, were $1,879.8 million and $1,990.9 million, respectively, and unpaid loss and LAE reserves, gross of purchase accounting adjustments, were $2,027.7 million and $2,202.7 million for each period.

(2)	Other liabilities as of June 30, 2013 and December 31, 2012 include the accrual related to the pre-tax loss on sale of the Runoff Business of $140.7 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	($ in millions)
Net written premiums	$(1.4)	$1.2	$(0.6)	$4.0
Revenues
Earned premiums	$(1.3)	$1.7	$(0.4)	$10.5
Other revenue	7.8	—	7.8	—
Total revenues	6.5	1.7	7.4	10.5
Expenses
Loss and loss adjustment expenses	7.5	1.1	7.5	20.7
Policy acquisition expenses	(0.1)	(0.8)	—	(0.5)
Other underwriting expenses (income)	(0.2)	0.7	(0.1)	2.2
Total expenses	7.2	1.0	7.4	22.4
Pre-tax income (loss)	(0.7)	0.7	—	(11.9)
Income tax benefit (expense)	0.2	(0.2)	—	2.9
Income (loss) from discontinued operations, net of tax	$(0.5)	$0.5	$—	$(9.0)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

The following table outlines the computation of loss per share for discontinued operations attributable to OneBeacon's common shareholders for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income (loss) attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income (loss) from discontinued operations attributable to OneBeacon's common shareholders	$(0.5)	$0.5	$—	$(9.0)
Allocation of income (loss) for participating unvested restricted common shares	—	—	—	0.1
Net income (loss) from discontinued operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$(0.5)	$0.5	$—	$(8.9)

Income (loss) per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.4	95.3	95.4	95.3
Weighted average unvested restricted common shares(1)	(0.9)	(0.9)	(0.9)	(0.8)
Basic and diluted income (loss) per share denominator(2)	94.5	94.4	94.5	94.5

Income (loss) per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income (loss) from discontinued operations attributable to OneBeacon's common shareholders per share	$—	$0.01	$—	$(0.09)
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

(2)
Common shares issuable upon exercise of the options were not included in the three and six months ended June 30, 2012 as their inclusion would be anti-dilutive. There were no options outstanding during the three and six months ended June 30, 2013, as the remaining outstanding options expired unexercised during the year ended December 31, 2012.

Additional Disclosures
Due to the relative significance of the transactions described above, OneBeacon has expanded the disclosures herein to provide additional insight into the balances and related activity reclassified to held for sale and discontinued operations.
Results of Discontinued Operations
The results of discontinued operations for the three and six months ended June 30, 2013 are net of other revenue of $7.8 million associated with a settlement award in the Safeco v. American International Group, Inc. (“AIG”) class action related to AIG's alleged underreporting of workers' compensation premiums to the National Workers' Compensation Reinsurance Pool. In light of the ongoing regulatory review of the Runoff Transaction, which includes a third party actuarial review, the Company decided to increase loss and LAE reserves by approximately the same amount of the benefit resulting from the settlement.
The results of discontinued operations for the three and six months ended June 30, 2012 included results related to AutoOne, as well as unfavorable loss reserve development of $0.1 million and $12.5 million, respectively, related to the Runoff Business. The unfavorable development in 2012 was primarily driven by case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims.
Fair Value Adjustment
In connection with purchase accounting for the OneBeacon Acquisition, the Company was required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables. Loss and LAE reserves and the related reinsurance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

recoverable presented in the summary of reclassified balances within assets and liabilities held for sale as of June 30, 2013 are net of $143.5 million related to the outstanding pre-tax unaccreted adjustment. Loss and LAE reserves and the related reinsurance recoverable as presented in the December 31, 2012 consolidated balance sheet are net of $150.1 million related to the outstanding pre-tax unaccreted adjustment.
Asbestos and Environmental (A&E) Loss and LAE Reserve Activity
OneBeacon's reserves include provisions made for claims that assert damages from A&E related exposures. These reserves have been reclassified to liabilities held for sale as of June 30, 2013 and December 31, 2012, as they are part of the Runoff Business.
Reinsurance
As described in Note 4—"Reinsurance," in the normal course of business, OneBeacon's insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third-party reinsurers. OneBeacon remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.
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
Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the underlying Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. OneBeacon estimates that on an incurred basis it has used approximately $2.3 billion of the coverage provided by NICO at June 30, 2013. Net losses paid totaled approximately $1.6 billion as of June 30, 2013. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover at June 30, 2013.
Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal. OneBeacon has ceded estimated incurred losses of $562.0 million to GRC under the GRC Cover. As of June 30, 2013, OneBeacon has $400.9 million of reinsurance recoverable on unpaid losses outstanding under the GRC Cover.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

At June 30, 2013, OneBeacon had reinsurance recoverable on paid losses of $21.4 million and $1,879.8 million (gross of $143.5 million in purchase accounting adjustments, as described above) that will become recoverable if claims are paid in accordance with current reserve estimates, related to the Runoff Business that have been reclassified to assets held for sale. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table provides a listing of the top reinsurers related to the Runoff Business reported in assets held for sale, excluding industry pools and associations, based on reinsurance recoverable amounts on paid and unpaid losses, the percentage of the total reported as held for sale (gross of the $143.5 million in purchase accounting adjustment), and the reinsurers' A.M. Best ratings.

($ in millions)	Balance at June 30, 2013	% of total	A.M. Best Rating(1)
National Indemnity Company ("NICO") and General Reinsurance Corporation(2)	$1,315.4	69%	A++
Hanover Insurance Company	58.3	3%	A
Tokio Marine and Nichido Fire(3)	25.7	1%	A++
Munich Reinsurance America	17.0	1%	A+
Tower Insurance Company	14.4	1%	A-
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

(3)
Excludes $28.1 million of reinsurance recoverables from the various reinsurers that are guaranteed by Tokio Marine and Nichido Fire under the terms of a 100% quota share reinsurance agreement between Houston General Insurance Company and Tokio Marine and Nichido Fire.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH. The following tables present OneBeacon's consolidating balance sheets as of June 30, 2013 and December 31, 2012 and statements of operations and comprehensive income and cash flows for the three and six months ended June 30, 2013 and 2012. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of June 30, 2013		(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,608.0	$65.4	$(24.9)	$1,648.5
Short-term investments, at amortized cost (which approximates fair value)	4.6	141.2	10.1	—	155.9
Common equity securities, at fair value	—	298.6	—	—	298.6
Convertible fixed maturity investments, at fair value	—	29.8	—	—	29.8
Other investments	—	145.0	—	—	145.0
Total investment securities	4.6	2,222.6	75.5	(24.9)	2,277.8
Cash	—	110.4	0.4	—	110.8
Reinsurance recoverables	—	84.6	—	—	84.6
Premiums receivable	—	233.7	—	—	233.7
Deferred acquisition costs	—	100.1	—	—	100.1
Net deferred tax asset	—	122.5	(2.1)	(0.2)	120.2
Investment income accrued	—	11.0	0.1	(0.2)	10.9
Accounts receivable on unsettled investment sales	—	4.1	—	—	4.1
Investments in subsidiaries	1,038.0	—	1,097.4	(2,135.4)	—
Other assets	0.1	221.4	4.3	—	225.8
Assets held for sale	—	2,047.0	—	—	2,047.0
Total assets	$1,042.7	$5,157.4	$1,175.6	$(2,160.7)	$5,215.0
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,027.8	$—	$—	$1,027.8
Unearned premiums	—	517.2	—	—	517.2
Debt	—	—	299.7	(25.0)	274.7
Accounts payable on unsettled investment purchases	—	21.2	7.6	—	28.8
Other liabilities	0.6	270.3	3.8	(0.2)	274.5
Liabilities held for sale	—	2,047.0	—	—	2,047.0
Total liabilities	0.6	3,883.5	311.1	(25.2)	4,170.0
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,042.1	1,271.0	864.5	(2,135.5)	1,042.1
Total noncontrolling interests	—	2.9	—	—	2.9
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,042.1	1,273.9	864.5	(2,135.5)	1,045.0
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,042.7	$5,157.4	$1,175.6	$(2,160.7)	$5,215.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of December 31, 2012		(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,602.4	$16.6	$(25.7)	$1,593.3
Short-term investments, at amortized cost (which approximates fair value)	2.7	169.9	60.2	—	232.8
Common equity securities, at fair value	—	259.0	—	—	259.0
Convertible fixed maturity investments, at fair value	—	62.6	—	—	62.6
Other investments	—	143.8	—	—	143.8
Total investment securities	2.7	2,237.7	76.8	(25.7)	2,291.5
Cash	—	43.9	—	—	43.9
Reinsurance recoverables	—	110.6	—	—	110.6
Premiums receivable	—	225.6	—	—	225.6
Deferred acquisition costs	—	123.9	—	—	123.9
Net deferred tax asset	—	140.2	(2.5)	0.1	137.8
Investment income accrued	—	12.3	—	(0.2)	12.1
Accounts receivable on unsettled investment sales	—	1.4	0.7	—	2.1
Investments in subsidiaries	1,012.4	—	1,062.6	(2,075.0)	—
Other assets	0.3	219.8	7.1	—	227.2
Assets held for sale	—	2,226.8	—	—	2,226.8
Total assets	$1,015.4	$5,342.2	$1,144.7	$(2,100.8)	$5,401.5
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,000.0	$—	$—	$1,000.0
Unearned premiums	—	573.8	—	—	573.8
Debt	—	—	299.6	(24.9)	274.7
Accounts payable on unsettled investment purchases	—	6.2	—	—	6.2
Other liabilities	0.9	295.9	6.0	(0.1)	302.7
Liabilities held for sale	—	2,226.8	—	—	2,226.8
Total liabilities	0.9	4,102.7	305.6	(25.0)	4,384.2
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,014.5	1,236.7	839.1	(2,075.8)	1,014.5
Total noncontrolling interests	—	2.8	—	—	2.8
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,014.5	1,239.5	839.1	(2,075.8)	1,017.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,015.4	$5,342.2	$1,144.7	$(2,100.8)	$5,401.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Three months ended June 30, 2013	(in millions)
Revenues
Earned premiums	$—	$280.8	$—	$—	$280.8
Net investment income (expense)	—	11.6	0.1	(0.3)	11.4
Net realized and change in unrealized investment gains	—	(26.2)	(0.5)	1.2	(25.5)
Net other revenues	—	0.6	—	—	0.6
Total revenues	—	266.8	(0.4)	0.9	267.3
Expenses
Loss and loss adjustment expenses	—	157.0	—	—	157.0
Policy acquisition expenses	—	52.5	—	—	52.5
Other underwriting expenses	—	54.6	—	—	54.6
General and administrative expenses	0.9	2.1	(0.1)	—	2.9
Interest expense	—	—	3.6	(0.3)	3.3
Total expenses	0.9	266.2	3.5	(0.3)	270.3
Pre-tax income (loss) from continuing operations	(0.9)	0.6	(3.9)	1.2	(3.0)
Income tax benefit (expense)	—	(0.9)	2.4	(0.5)	1.0
Net income (loss) from continuing operations	(0.9)	(0.3)	(1.5)	0.7	(2.0)
Loss from discontinued operations, net of tax	—	(0.5)	—	—	(0.5)
Loss before equity in earnings of unconsolidated affiliates	(0.9)	(0.8)	(1.5)	0.7	(2.5)
Equity in earnings of subsidiaries, net of tax	(2.0)	—	(0.9)	2.9	—
Net loss including noncontrolling interests	(2.9)	(0.8)	(2.4)	3.6	(2.5)
Less: Net income attributable to noncontrolling interests	—	(0.4)	—	—	(0.4)
Net loss attributable to OneBeacon's common shareholders	(2.9)	(1.2)	(2.4)	3.6	(2.9)
Net change in benefit plan assets and obligations, net of tax	0.2	—	0.2	(0.2)	0.2
Comprehensive loss attributable to OneBeacon's common shareholders	$(2.7)	$(1.2)	$(2.2)	$3.4	$(2.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Three months ended June 30, 2012	(in millions)
Revenues
Earned premiums	$—	$280.3	$—	$—	$280.3
Net investment income	—	14.8	—	(0.8)	14.0
Net realized and change in unrealized investment gains	—	(12.0)	—	0.1	(11.9)
Net other revenues (expenses)	—	0.4	(0.2)	—	0.2
Total revenues	—	283.5	(0.2)	(0.7)	282.6
Expenses
Loss and loss adjustment expenses	—	151.4	—	—	151.4
Policy acquisition expenses	—	60.9	—	—	60.9
Other underwriting expenses	—	51.3	—	—	51.3
General and administrative expenses	1.3	1.1	0.2	—	2.6
Interest expense	—	—	4.8	(0.8)	4.0
Total expenses	1.3	264.7	5.0	(0.8)	270.2
Pre-tax income (loss) from continuing operations	(1.3)	18.8	(5.2)	0.1	12.4
Income tax benefit (expense)	—	(2.7)	2.3	—	(0.4)
Net income (loss) from continuing operations	(1.3)	16.1	(2.9)	0.1	12.0
Loss from discontinued operations, net of tax	—	0.5	—	—	0.5
Income (loss) before equity in earnings of unconsolidated affiliates	(1.3)	16.6	(2.9)	0.1	12.5
Equity in earnings of subsidiaries, net of tax	13.6	—	12.1	(25.7)	—
Net income (loss) including noncontrolling interests	12.3	16.6	9.2	(25.6)	12.5
Less: Net income attributable to noncontrolling interests	—	(0.2)	—	—	(0.2)
Net income attributable to OneBeacon's common shareholders	12.3	16.4	9.2	(25.6)	12.3
Net change in benefit plan assets and obligations, net of tax	0.1	—	0.1	(0.1)	0.1
Comprehensive income attributable to OneBeacon's common shareholders	$12.4	$16.4	$9.3	$(25.7)	$12.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Six months ended June 30, 2013	(in millions)
Revenues
Earned premiums	$—	$567.3	$—	$—	$567.3
Net investment income (expense)	—	21.9	(0.5)	(0.6)	20.8
Net realized and change in unrealized investment gains	—	2.5	(0.4)	0.8	2.9
Net other revenues	—	24.6	—	—	24.6
Total revenues	—	616.3	(0.9)	0.2	615.6
Expenses
Loss and loss adjustment expenses	—	305.9	—	—	305.9
Policy acquisition expenses	—	107.3	—	—	107.3
Other underwriting expenses	—	103.9	—	—	103.9
General and administrative expenses	1.9	5.3	(0.3)	—	6.9
Interest expense	—	—	7.1	(0.6)	6.5
Total expenses	1.9	522.4	6.8	(0.6)	530.5
Pre-tax income (loss) from continuing operations	(1.9)	93.9	(7.7)	0.8	85.1
Income tax benefit (expense)	0.1	(23.8)	5.2	(0.3)	(18.8)
Net income (loss) from continuing operations	(1.8)	70.1	(2.5)	0.5	66.3
Income from discontinued operations, net of tax	—	—	—	—	—
Income (loss) before equity in earnings of unconsolidated affiliates	(1.8)	70.1	(2.5)	0.5	66.3
Equity in earnings of subsidiaries, net of tax	67.3	—	57.6	(124.9)	—
Net income including noncontrolling interests	65.5	70.1	55.1	(124.4)	66.3
Less: Net income attributable to noncontrolling interests	—	(0.8)	—	—	(0.8)
Net income attributable to OneBeacon's common shareholders	65.5	69.3	55.1	(124.4)	65.5
Net change in benefit plan assets and obligations, net of tax	0.3	—	0.3	(0.3)	0.3
Comprehensive income attributable to OneBeacon's common shareholders	$65.8	$69.3	$55.4	$(124.7)	$65.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Six months ended June 30, 2012	(in millions)
Revenues
Earned premiums	$—	$552.1	$—	$—	$552.1
Net investment income	—	30.3	—	(1.6)	28.7
Net realized and change in unrealized investment gains	—	17.8	—	0.1	17.9
Net other revenues (expenses)	—	0.7	(0.4)	—	0.3
Total revenues	—	600.9	(0.4)	(1.5)	599.0
Expenses
Loss and loss adjustment expenses	—	287.8	—	—	287.8
Policy acquisition expenses	—	119.0	—	—	119.0
Other underwriting expenses	—	98.8	—	—	98.8
General and administrative expenses	3.0	2.0	0.3	—	5.3
Interest expense	—	—	9.6	(1.5)	8.1
Total expenses	3.0	507.6	9.9	(1.5)	519.0
Pre-tax income (loss) from continuing operations	(3.0)	93.3	(10.3)	—	80.0
Income tax benefit (expense)	—	(19.0)	5.1	—	(13.9)
Net income (loss) from continuing operations	(3.0)	74.3	(5.2)	—	66.1
Loss from discontinued operations, net of tax	—	(9.0)	—	—	(9.0)
Income (loss) before equity in earnings of unconsolidated affiliates	(3.0)	65.3	(5.2)	—	57.1
Equity in earnings of subsidiaries, net of tax	59.3	—	49.4	(108.7)	—
Net income including noncontrolling interests	56.3	65.3	44.2	(108.7)	57.1
Less: Net income attributable to noncontrolling interests	—	(0.8)	—	—	(0.8)
Net income attributable to OneBeacon's common shareholders	56.3	64.5	44.2	(108.7)	56.3
Net change in benefit plan assets and obligations, net of tax	0.3	—	0.3	(0.3)	0.3
Comprehensive income attributable to OneBeacon's common shareholders	$56.6	$64.5	$44.5	$(109.0)	$56.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Six months ended June 30, 2013	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$65.5	$70.1	$55.1	$(124.4)	$66.3
Charges (credits) to reconcile net income to cash flows (used for) provided from operations:
Undistributed loss from subsidiaries	(67.3)	—	(57.6)	124.9	—
Net loss from discontinued operations	—	—	—	—	—
Net loss from sale of discontinued operations	—	—	—	—	—
Net realized and change in unrealized investment gains	—	(2.5)	0.4	(0.8)	(2.9)
Net other realized losses	—	—	—	—	—
Net realized gain on sale of business	—	(23.0)	—	—	(23.0)
Deferred income tax expense	—	19.2	(0.4)	0.3	19.1
Dividends received from subsidiaries	42.0	—	23.0	(65.0)	—
Other operating items:
Net change in loss and LAE reserves	—	27.8	—	—	27.8
Net change in unearned premiums	—	(56.6)	—	—	(56.6)
Net change in premiums receivable	—	(8.1)	—	—	(8.1)
Net change in reinsurance recoverable on paid and unpaid losses	—	26.0	—	—	26.0
Net change in other assets and liabilities	1.8	0.9	8.6	—	11.3
Net cash provided from operations—continuing operations	42.0	53.8	29.1	(65.0)	59.9
Net cash used for operations—discontinued operations	—	(77.2)	—	—	(77.2)
Net cash (used for) provided from operations	42.0	(23.4)	29.1	(65.0)	(17.3)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(1.9)	25.0	50.1	—	73.2
Maturities of fixed maturity investments	—	154.1		—	154.1
Sales of fixed maturity investments	—	912.2	—	—	912.2
Sales of common equity securities	—	109.6	—	—	109.6
Sales of convertible fixed maturity investments	—	37.3	—	—	37.3
Distributions and redemptions of other investments	—	11.3	—	—	11.3
Purchases of fixed maturity investments	—	(1,030.0)	(48.8)	—	(1,078.8)
Purchases of common equity securities	—	(125.8)	—	—	(125.8)
Purchases of convertible fixed maturity investments	—	(8.6)	—	—	(8.6)
Contributions for other investments	—	(5.5)	—	—	(5.5)
Proceeds from sale of business	—	31.3	—	—	31.3
Net change in unsettled investment purchases and sales	—	20.6	—	—	20.6
Net acquisitions of property and equipment	—	(4.0)	—	—	(4.0)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	30.0	—	(30.0)	—
Net cash provided from investing activities—continuing operations	(1.9)	157.5	1.3	(30.0)	126.9
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash provided from investing activities	(1.9)	157.5	1.3	(30.0)	126.9
Cash flows from financing activities:
Cash dividends paid to common shareholders	(40.1)	—	—	—	(40.1)
Cash dividends paid to parent	—	(65.0)	—	65.0	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	—	(30.0)	30.0	—
Payments on capital lease obligation	—	(2.6)	—	—	(2.6)
Net cash used for financing activities—continuing operations	(40.1)	(67.6)	(30.0)	95.0	(42.7)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(40.1)	(67.6)	(30.0)	95.0	(42.7)
Net increase in cash during period	—	66.5	0.4	—	66.9
Cash reclassified to assets held for sale	—	—	—	—	—
Cash transferred with sale of business	—	—	—	—	—
Net increase (decrease) after reclassification of cash to assets held for sale	—	66.5	0.4	—	66.9
Cash balance at beginning of period	—	43.9	—	—	43.9
Cash balance at end of period	$—	$110.4	$0.4	$—	$110.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Six months ended June 30, 2012	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$56.3	$65.3	$44.2	$(108.7)	$57.1
Charges (credits) to reconcile net income to cash flows (used for) provided from operations:
Undistributed loss from subsidiaries	(59.3)	—	(49.4)	108.7	—
Net loss from discontinued operations	—	9.0	—	—	9.0
Net loss from sale of discontinued operations	—	—	—	—	—
Net realized and change in unrealized investment gains	—	(17.8)	—	(0.1)	(17.9)
Net other realized losses	—	—	—	—	—
Net realized gain on sale of business	—	—	—	—	—
Deferred income tax expense	—	9.4	0.3	—	9.7
Dividends received from subsidiaries	42.0	15.5	50.0	(107.5)	—
Other operating items:
Net change in loss and LAE reserves	—	(30.9)	—	—	(30.9)
Net change in unearned premiums	—	43.5	—	—	43.5
Net change in premiums receivable	—	(50.2)	—	—	(50.2)
Net change in reinsurance recoverable on paid and unpaid losses	—	61.9	—	—	61.9
Net change in other assets and liabilities	2.2	(58.7)	(1.2)	0.1	(57.6)
Net cash provided from (used for) operations—continuing operations	41.2	47.0	43.9	(107.5)	24.6
Net cash used for operations—discontinued operations	—	(94.8)	—	—	(94.8)
Net cash provided from (used for) operations	41.2	(47.8)	43.9	(107.5)	(70.2)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(1.2)	120.1	(16.3)	—	102.6
Maturities of fixed maturity investments	—	95.0	—	—	95.0
Sales of fixed maturity investments	—	862.7	—	—	862.7
Sales of common equity securities	—	26.9	—	—	26.9
Sales of convertible fixed maturity investments	—	9.0	—	—	9.0
Distributions and redemptions of other investments	—	10.6	—	—	10.6
Purchases of fixed maturity investments	—	(1,004.1)	—	—	(1,004.1)
Purchases of common equity securities	—	(31.7)	—	—	(31.7)
Purchases of convertible fixed maturity investments	—	(3.6)	—	—	(3.6)
Contributions for other investments	—	(6.8)	—	—	(6.8)
Proceeds from sale of business	—	—	—	—	—
Net change in unsettled investment purchases and sales	—	8.8	—	—	8.8
Net acquisitions of property and equipment	—	(0.7)	—	—	(0.7)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	14.5	—	(14.5)	—
Net cash (used for) provided from investing activities—continuing operations	(1.2)	100.7	(16.3)	(14.5)	68.7
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash (used for) provided from investing activities	(1.2)	100.7	(16.3)	(14.5)	68.7
Cash flows from financing activities:
Cash dividends paid to common shareholders	(40.0)	—	—	—	(40.0)
Cash dividends paid to parent	—	(92.0)	(15.5)	107.5	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	—	(14.5)	14.5	—
Payments on capital lease obligation	—	(2.4)	—	—	(2.4)
Proceeds on sale of OneBeacon Holdings (Luxembourg) S.à r.l.	—	14.0	—	—	14.0
Net cash used for financing activities—continuing operations	(40.0)	(80.4)	(30.0)	122.0	(28.4)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(40.0)	(80.4)	(30.0)	122.0	(28.4)
Net increase in cash during period	—	(27.5)	(2.4)	—	(29.9)
Cash reclassified to assets held for sale	—	5.5	—	—	5.5
Cash transferred with sale of business	—	(3.5)	—	—	(3.5)
Net increase after reclassification of cash to assets held for sale	—	(25.5)	(2.4)	—	(27.9)
Cash balance at beginning of period	—	52.5	2.4	—	54.9
Cash balance at end of period	$—	$27.0	$—	$—	$27.0

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 70 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
Book Value Per Share
The following table presents our book value per share:

	June 30, 2013	March 31, 2013	December 31, 2012
	(in millions except per share amounts)
Numerator
OneBeacon's common shareholders' equity	$1,042.1	$1,063.8	$1,014.5
Denominator
Common shares outstanding(1)	95.4	95.4	95.4
Book value per share	$10.92	$11.15	$10.63

Dividends paid per share	$0.42	$0.21	$0.84
_______________________________________________________________________________

(1)	Common shares outstanding includes the impact of unvested restricted shares and also the impact of repurchases of Class A common shares made under the Company's share repurchase authorization.
We ended the second quarter of 2013 with a book value per share of $10.92, reflecting a decrease of 0.2%, including dividends, for the second quarter of 2013 and growth of 6.7% on an internal rate of return basis through the six months ended June 30, 2013, including quarterly dividends of $0.21 per share. The decrease in book value for the three months ended June 30, 2013 was driven by $2.0 million of net loss from continuing operations, which included pre-tax underwriting results of $16.7 million, reflecting a combined ratio of 94.1%, significantly offset by pre-tax net investment results of $(14.1) million, reflecting a (0.5)% total return on invested assets. For the quarter ended June 30, 2013, we reported a comprehensive loss attributable to OneBeacon’s common shareholders of $2.7 million, compared to comprehensive income of $12.4 million in the comparable 2012 period, with the decrease driven by the decline in investment returns.
The growth in book value per share for the six months ended June 30, 2013 was driven by $66.3 million of net income from continuing operations, which included a $23.0 million pre-tax gain from the sale of Essentia Insurance Company (Essentia), pre-tax underwriting results of $50.2 million, reflecting a combined ratio of 91.2%, and pre-tax net investment results of $23.7 million, reflecting a 1.1% total return on invested assets. For the six months ended June 30, 2013, we reported comprehensive income attributable to OneBeacon’s common shareholders of $65.8 million, compared to $56.6 million in the comparable 2012 period, with the increase driven by the gain on the sale of Essentia and a $9.0 million after-tax improvement in results reported as discontinued operations, offset by a $22.9 million decrease in our net investment return.
Significant Transactions
Dispositions
Effective January 1, 2013, OneBeacon completed the sale of Essentia, an indirect wholly-owned subsidiary which wrote the Collector Cars and Boats business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency (Hagerty) terminated their underwriting arrangement with respect to the Collector Cars and Boats business. We recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013. For the three and six months ended June 30, 2012, the business associated with this agreement generated net written premiums of $58.0 million and $93.3 million, respectively, or 19.8% and 15.7%, respectively, of consolidated written premiums.
As described in Note 1, on October 17, 2012, we entered into the Stock Purchase Agreement with respect to the sale of our Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, at closing, we will transfer to Armour all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the business as well as certain elements of the Runoff Business infrastructure, including staff and office space. Additionally, as part of the Runoff Transaction, we may provide, under certain scenarios, financing in the form of surplus notes. The Runoff Transaction is expected to close in the fourth quarter of 2013.
The Runoff Transaction is subject to various closing conditions, primarily the receipt of regulatory approvals, which includes a third party actuarial review. At closing, Armour and/or OneBeacon Insurance Company (OBIC) and certain legal entities within the ongoing OneBeacon structure will enter into various ancillary agreements, including the amendment of existing reinsurance agreements and administrative services agreements, to support the separation of the Runoff Business and subsequent transfer to Armour. Also as part of the Runoff Transaction, at closing, OneBeacon and Armour will enter into a Transition Services Agreement (TSA), pursuant to which we will provide certain transition services to Armour during the term of the TSA, which has an initial term of one year. We have concluded that continuing involvement after the closing of the transaction is insignificant relative to the business being sold.
As described in Note 1, the Runoff Business is presented as held for sale as of June 30, 2013 and December 31, 2012 and as discontinued operations for the three and six months ended June 30, 2013 and 2012. See Note 15 of "Item 1—Financial Statements (Unaudited)—Financial Statements (Unaudited)" for further information regarding balances classified as held for sale and activity reported as discontinued operations.
On February 22, 2012, we completed the sale of our AutoOne Insurance business (AutoOne) to Interboro Holdings, Inc. (Interboro) (the AutoOne Transaction). AutoOne had offered products and services to assigned risk markets primarily in New York and New Jersey. AutoOne has been presented as discontinued operations in the statements of operations and cash flows with the prior periods reclassified to conform to the current presentation. The AutoOne disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with AutoOne. Pursuant to the terms of the AutoOne Transaction, at closing, the legal entities included in the sale held an agreed upon level of invested assets and capital.

Results of Operations
Review of Consolidated Results
Certain amounts in the prior period consolidated results have been reclassified to conform to the current presentation.
A summary of our consolidated financial results for the three and six months ended June 30, 2013 and 2012, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	($ in millions)
Net written premiums	$246.9	$292.2	$512.0	$595.2
Revenues
Earned premiums	$280.8	$280.3	$567.3	$552.1
Net investment income	11.4	14.0	20.8	28.7
Net realized and change in unrealized investment gains	(25.5)	(11.9)	2.9	17.9
Net other revenues	0.6	0.2	24.6	0.3
Total revenues	267.3	282.6	615.6	599.0
Expenses
Loss and loss adjustment expense	157.0	151.4	305.9	287.8
Policy acquisition expenses	52.5	60.9	107.3	119.0
Other underwriting expenses	54.6	51.3	103.9	98.8
General and administrative expenses	2.9	2.6	6.9	5.3
Interest expense	3.3	4.0	6.5	8.1
Total expenses	270.3	270.2	530.5	519.0
Pre-tax income (loss) from continuing operations	(3.0)	12.4	85.1	80.0
Income tax benefit (expense)	1.0	(0.4)	(18.8)	(13.9)
Net income (loss) from continuing operations	(2.0)	12.0	66.3	66.1
Income (loss) from discontinued operations, net of tax	(0.5)	0.5	—	(9.0)
Net income (loss) including noncontrolling interests	(2.5)	12.5	66.3	57.1
Less: Net income attributable to noncontrolling interests	(0.4)	(0.2)	(0.8)	(0.8)
Net income (loss) attributable to OneBeacon's common shareholders	(2.9)	12.3	65.5	56.3
Net change in benefit plan assets and obligations, net of tax	0.2	0.1	0.3	0.3
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$(2.7)	$12.4	$65.8	$56.6

The following table provides our consolidated underwriting ratios for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Underwriting ratios:
Loss and loss adjustment expense (LAE)	55.9%	54.0%	53.9%	52.2%
Expense	38.2	40.0	37.3	39.4
Total combined ratio	94.1%	94.0%	91.2%	91.6%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.3	2.0	1.2	1.5
Prior year loss reserve development	(0.4)	(1.2)	(0.7)	(0.9)
Consolidated Results—Three months ended June 30, 2013 versus three months ended June 30, 2012
Our comprehensive loss attributable to OneBeacon's common shareholders was $2.7 million for the three months ended June 30, 2013, compared to comprehensive income of $12.4 million for the three months ended June 30, 2012. Net loss attributable to OneBeacon's common shareholders was $2.9 million for the three months ended June 30, 2013, compared to net income of $12.3 million for the same period in 2012. The change in net income (loss) for the three months ended June 30, 2013 as compared to the prior year period was primarily due to a $16.2 million decrease in pre-tax net investment results.
Consolidated net written premiums were $246.9 million and $292.2 million for the three months ended June 30, 2013 and 2012, respectively. The termination of our agreement with Hagerty, together with our separate decision to exit the Energy underwriting operating segment, negatively impacted our total net written premiums for the three months ended June 30, 2013 when compared to the same period in 2012 by $66.5 million, which drove the decrease in net written premiums of 15.5% on a consolidated basis.
Our total revenues decreased 5.4% to $267.3 million for the three months ended June 30, 2013, compared to $282.6 million for the three months ended June 30, 2012. The decrease was primarily due to the decline in investments results while earned premiums remained consistent with the prior year period. Net realized and change in unrealized investment gains for the three months ended June 30, 2013 resulted in a loss of $25.5 million, compared to a loss of $11.9 million in the prior year period. Net investment income decreased to $11.4 million in the three months ended June 30, 2013, compared to $14.0 million in the prior year period, primarily due to continued lower investment yields on new purchases during the past year and a 4.5% decline in average invested assets, including invested assets reclassified to assets held for sale. The decline in average invested assets since June 30, 2012 was driven by $136.8 million of losses paid related to the Runoff Business, as well as the sale of AutoOne and dividends paid to shareholders. Net other revenues improved slightly to $0.6 million in the three months ended June 30, 2013, compared to $0.2 million in the prior year period.
Expenses for the three months ended June 30, 2013 were $270.3 million, compared to $270.2 million for the three months ended June 30, 2012. Net loss and LAE increased to $157.0 million for the three months ended June 30, 2013, compared to $151.4 million for the same period in 2012 due to a slight increase in non-catastrophe losses and lower favorable loss reserve development. Policy acquisition expenses were $52.5 million for the three months ended June 30, 2013, representing a decrease from the prior year period of $8.4 million, or 13.8%, driven by our recently exited Collector Cars and Boats underwriting operating segment, which had a decrease in policy acquisition expenses of $10.7 million compared to the prior year period. Other underwriting expenses increased 6.4% to $54.6 million for the three months ended June 30, 2013, compared to the prior year period, as a result of increased legal expenses and investments in new businesses. These were somewhat offset by depreciation of property leased to a tenant included in general and administration expense in the three months ended June 30, 2013 that, in the three months ended June 30, 2012, was occupied by our insurance operations and recognized in other underwriting expense. The change in the classification of depreciation also impacted the change in general and administrative expenses, which increased to $2.9 million. Interest expense decreased to $3.3 million reflecting the lower interest rate of 4.6% on our senior notes for the three months ended June 30, 2013 compared to an interest rate of 5.875% on senior notes prior to their refinancing in the fourth quarter of 2012.
Our income tax expense related to pre-tax income from continuing operations for the three months ended June 30, 2013 and 2012 represented net effective tax rates of 33.3% and 3.2%, respectively. The effective tax rate on non-U.S. income was 0.6% and (2.3)%, respectively, and the effective tax rate on U.S. income (loss) was 6.4% and (20.9)%, respectively. In arriving at the effective tax rate for the three months ended June 30, 2013 and 2012, we forecasted all income and expense items including the change in unrealized investment gains and realized investment gains for the years ending December 31, 2013 and 2012, and included these gains in the effective tax rate calculation.
Our combined ratio for the three months ended June 30, 2013 was 94.1%, resulting from a 55.9% loss and LAE ratio and a 38.2% expense ratio, and was consistent with the combined ratio reported for the same period in 2012 of 94.0%, which resulted from a 54.0% loss and LAE ratio and a 40.0% expense ratio. The 1.9 point increase in the loss LAE ratio for the three months ended June 30, 2013, compared to the prior year period, was driven by non-catastrophe losses related to property and inland marine business within our International Marine Underwriters (IMU) underwriting operating segment and a large claim in the Government Risks underwriting operating segment. Catastrophe losses were $3.5 million, or 1.3 points, for the three months ended June 30, 2013, primarily resulting from spring windstorms in the midwestern United States, compared to $5.7 million, or 2.0 points, for the prior year period related to spring windstorms. The loss and LAE ratio for the three months ended June 30, 2013 was also negatively impacted by a decrease in favorable loss reserve development, which was $1.0 million, or 0.4 points, for the quarter ended June 30, 2013, compared to $3.4 million, or 1.2 points, for the prior year period. For the three months ended June 30, 2013, our expense ratio was positively impacted by the termination of our underwriting arrangement with Hagerty effective December 31, 2012, and related sale of Essentia, which wrote our collector cars and boats business. This resulted in lower insurance acquisition expenses in our Collector Cars and Boats underwriting operating segment relative to the earned premiums. The 1.8 point improvement in the expense ratio to 38.2% for the three months ended June 30, 2013, compared to the same period in 2012, was also impacted by lower costs associated with actions taken to migrate certain corporate functions to Minnesota, partially offset by higher litigation expenses.
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
Our net combined ratio was higher than the gross combined ratio by 4.3 points for the second quarter of 2013 and 7.5 points for the second quarter of 2012. In both periods the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than off-setting the benefits from ceded losses. The gross combined ratio for the second quarter of 2012 was also impacted by the favorable resolution of a significant ceded ocean marine loss that was ceded under our IMU reinsurance treaty.
Consolidated Results—Six months ended June 30, 2013 versus six months ended June 30, 2012
Our comprehensive income attributable to OneBeacon's common shareholders was $65.8 million for the six months ended June 30, 2013, compared to $56.6 million for the six months ended June 30, 2012. Net income attributable to OneBeacon's common shareholders was $65.5 million for the six months ended June 30, 2013, compared to $56.3 million for same period in 2012. The increase in net income compared to the prior year period was primarily due to a $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia in the six months ended June 30, 2013, a $9.0 million improvement in after-tax results from discontinued operations and a $3.7 million increase in pre-tax underwriting income driven by improved results in our Specialty Products segment. These improvements to net income for the six months ended June 30, 2013 were offset significantly by a $22.9 million decrease in pre-tax net investment results.
Consolidated net written premiums were $512.0 million and $595.2 million for the six months ended June 30, 2013 and 2012, respectively. The termination of our agreement with Hagerty, together with our separate decision to exit the Energy underwriting operating segment, negatively impacted our total net written premiums for the six months ended June 30, 2013 when compared to the same period in 2012 by $107.4 million, which drove the decrease in net written premiums of 14.0% on a consolidated basis.
Our total revenues increased 2.8% to $615.6 million in the six months ended June 30, 2013, compared to $599.0 million in the six months ended June 30, 2012. The increase was primarily due to the gain from the sale of Essentia and a 2.8% increase in earned premiums resulting from growth in primarily in our Specialty Industries segment, offset by lower investment results. Net investment income decreased to $20.8 million in the six months ended June 30, 2013, compared to $28.7 million in the prior year period, primarily due to continued lower investment yields on new purchases during the past year and a 4.2% decline in average invested assets, including invested assets reclassified to assets held for sale. The decline in average invested assets since June 30, 2012 was driven by $136.8 million of losses paid related to the Runoff Business, as well as the sale of AutoOne and dividends paid to shareholders. Net realized and change in unrealized investment gains decreased to $2.9 million, compared to $17.9 million in the prior year period. Net other revenues significantly improved to $24.6 million in the six months ended June 30, 2013, compared to $0.3 million in the prior year period, substantially due to the $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia.
Expenses for the six months ended June 30, 2013 increased to $530.5 million, compared to $519.0 million in the six months ended June 30, 2012. Net loss and LAE increased to $305.9 million in the six months ended June 30, 2013, compared to $287.8 million for six months ended June 30, 2012 due to a slight increase in non-catastrophe losses. Policy acquisition expenses were $107.3 million for the six months ended June 30, 2013, representing a decrease from the prior year period of $11.7 million, or 9.8%, driven by our recently exited Collector Cars and Boats underwriting operating segment, which had a decrease in policy acquisition expenses of $17.8 million compared to the prior year period. Other underwriting expenses increased 5.2% to $103.9 million in the six months ended June 30, 2013, compared to the prior year period, as a result of certain legal expenses and investments in new businesses. These were somewhat offset by depreciation of property leased to a tenant included in general and administration expense in the six months ended June 30, 2013 that, in the six months ended June 30, 2012, was occupied by our insurance operations and recognized in other underwriting expense. The change in the classification of depreciation also impacted the change in general and administrative expenses, which increased from $5.3 million to $6.9 million. Interest expense decreased to $6.5 million reflecting the lower interest rate of 4.6% on our senior notes for the six months ended June 30, 2013 compared to an interest rate of 5.875% on senior notes prior to their refinancing in the fourth quarter of 2012.
Our income tax expense related to pre-tax income from continuing operations for the six months ended June 30, 2013 and 2012 represented net effective tax rates of 22.1% and 17.4%, respectively. The effective tax rate on non-U.S. income for the six months ended June 30, 2013 and 2012 was 0.2% and 0.8%, respectively, and the effective tax rate on U.S. income was 37.9% and 31.1%, respectively. In arriving at the effective tax rate for the three and six months ended June 30, 2013 and 2012, we forecasted all income and expense items including the change in unrealized investment gains and realized investment gains for the years ending December 31, 2013 and 2012, and included these gains in the effective tax rate calculation.
Our combined ratio for the six months ended June 30, 2013 was 91.2%, resulting from a 53.9% loss and LAE ratio and a 37.3% expense ratio, and was 0.4 points better than the combined ratio reported for the same period in 2012 of 91.6%, consisting of a 52.2% loss and LAE ratio and a 39.4% expense ratio. The 1.7 point increase in the loss LAE ratio for the six months ended June 30, 2013, compared to the prior year period, was driven by several large non-catastrophe losses related to property and inland marine business within IMU, as well as a large claim in Government Risks. Catastrophe losses were $6.5 million, or 1.2 points, for the six months ended June 30, 2013, primarily resulting from spring windstorms in the midwestern United States, compared to $8.2 million, or 1.5 points, for the prior year period related to spring windstorms. The loss and LAE ratio for the six months ended June 30, 2013 was also negatively impacted by a decrease in favorable loss reserve development, which was $3.9 million, or 0.7 points, for the six months ended June 30, 2013, compared to $5.3 million, or 0.9 points, for the prior year period. For the six months ended June 30, 2013, our expense ratio was positively impacted by the termination of our underwriting arrangement with Hagerty effective December 31, 2012, and related sale of Essentia, which wrote our collector cars and boats business. The termination resulted in lower insurance acquisition expenses in our Collector Cars and Boats underwriting operating segment relative to the earned premiums. The 2.1 point improvement in the expense ratio, compared to the prior year period, to 37.3% for the six months ended June 30, 2013, driven by the runoff of Collector Cars and Boats, was partially offset by higher litigation expenses.
Reinsurance protection. Our net combined ratio was higher than the gross combined ratio by 2.4 points for the first six months of 2013 and 6.4 points for the first six months of 2012. In both periods the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than off-setting the benefits from ceded losses. The gross combined ratio for first six months of 2012 was also impacted by the favorable resolution of a significant ceded ocean marine loss that was ceded under our IMU reinsurance treaty.
Summary of Operations By Segment
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of eight operating segments, including a new Crop Insurance underwriting operating segment that was approved during the second quarter of 2013, as well as the Collector Cars and Boats underwriting operating segment that was exited in the first quarter of 2013 (see Note 2 of "Item 1—Financial Statements (Unaudited)—

Financial Statements (Unaudited)"), representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. In addition to Crop Insurance and Collector Cars and Boats, the Specialty Products segment includes the Professional Insurance, Specialty Property, Environmental, Tuition Reimbursement, Programs, and Surety underwriting operating segments. During the second quarter of 2013, we received approval to provide multiple peril crop insurance through the federal crop insurance program administered by the U.S. Department of Agriculture's Risk Management Agency. We have entered into an exclusive agreement with a managing general agency, The Climate Corporation, a firm that specializes in the crop business, to provide coverages through the federal program and other supplemental coverages, including crop-hail. While no premium was written during the second quarter of 2013, we expect to begin writing business for the 2013-2014 winter growing season.
The Specialty Industries segment is comprised of six underwriting operating segments, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Specialty Industries segment includes the International Marine Underwriters (IMU), Technology, Accident, Government Risks, Entertainment, and Energy (which has been exited) underwriting operating segments.
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
Specialty Products
Financial results for our Specialty Products reportable segment for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	($ in millions)
Net written premiums	$97.4	$143.5	$221.3	$306.4

Earned premiums	$141.0	$147.1	$294.7	$291.8
Loss and LAE	(77.8)	(83.4)	(156.4)	(155.3)
Policy acquisition expenses	(26.5)	(36.4)	(56.9)	(71.3)
Other underwriting expenses	(27.0)	(24.0)	(51.3)	(45.8)
Total underwriting income	9.7	3.3	30.1	19.4
Net other revenues	—	0.1	0.3	0.3
General and administrative expenses	(0.1)	—	(0.1)	—
Pre-tax income from continuing operations	$9.6	$3.4	$30.3	$19.7

The following table provides underwriting ratios for Specialty Products for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Underwriting ratios:
Loss and LAE	55.1%	56.7%	53.1%	53.3%
Expense	38.0	41.1	36.7	40.1
Total combined ratio	93.1%	97.8%	89.8%	93.4%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.3	1.0	1.1	0.7
Prior year loss reserve development	0.3	1.1	0.1	(0.2)
Specialty Products—Three months ended June 30, 2013 versus three months ended June 30, 2012
Net written premiums for Specialty Products decreased to $97.4 million for the three months ended June 30, 2013 compared to $143.5 million for the three months ended June 30, 2012. The decrease was primarily due to the impact of exiting our Collector Cars and Boats underwriting operating segment on January 1, 2013, which resulted in a change of $58.8 million, as well as a $1.8 million decrease from Tuition Reimbursement. These decreases were offset in part by increases in net written premiums of $7.3 million from Professional Insurance primarily related to management liability, $2.3 million from Surety which we began writing in 2012, $2.6 million from Specialty Property, $1.2 million from Environmental which we began writing in 2011, and $1.5 million from Programs which we began writing in 2012.
The Specialty Products combined ratio for the three months ended June 30, 2013 decreased to 93.1% from 97.8% for the three months ended June 30, 2012. The loss and LAE ratio decreased by 1.6 points to 55.1% and the expense ratio decreased by 3.1 points to 38.0%. The decrease in the loss and LAE ratio was due to lower non-catastrophe losses, which decreased 1.1 points in the three months ended June 30, 2013 compared to the prior year period, as well as lower unfavorable loss reserve development. The three months ended June 30, 2013 included 0.3 points of unfavorable loss reserve development primarily related to Collector Cars and Boats and Specialty Property, offset in part by favorable loss reserve development for Professional Insurance, compared to 1.1 points of unfavorable loss reserve development primarily related to Specialty Property in the prior year period. The three months ended June 30, 2013 included 1.3 point of catastrophe losses, primarily related to storms in the midwestern and southern United States impacting Professional Insurance, compared to 1.0 point of catastrophe losses in the prior year period, primarily related to spring windstorms impacting Professional Insurance. The decrease in the expense ratio was primarily due to lower insurance acquisition expenses in Collector Cars and Boats relative to the earned premiums.
Specialty Products—Six months ended June 30, 2013 versus six months ended June 30, 2012
Net written premiums for Specialty Products decreased to $221.3 million for the six months ended June 30, 2013 from $306.4 million for the six months ended June 30, 2012. The decrease was due to declines in net written premiums of $94.1 million from our Collector Cars and Boats underwriting operating segment that we exited January 1, 2013, $1.2 million from Tuition Reimbursement, and $0.5 million from Professional Insurance primarily related to its healthcare business. These decreases were offset in part by increases in net written premiums of $3.8 million from Surety which we began writing in 2012, $2.8 million from Specialty Property, $2.4 million from Environmental which we began writing in 2011, and $2.1 million from Programs which we began writing in 2012.
The Specialty Products combined ratio for the six months ended June 30, 2013 decreased to 89.8% from 93.4% for the six months ended June 30, 2012. The loss and LAE ratio decreased by 0.2 points to 53.1% while the expense ratio decreased by 3.4 points to 36.7%. The slight decrease in the loss and LAE ratio was due to a 0.9 point decrease in non-catastrophe losses, which were offset by higher catastrophe losses and unfavorable loss reserve development. The six months ended June 30, 2013 included 0.1 points of unfavorable loss reserve development primarily related to Specialty Property and Collector Cars and

Boats, offset in part by favorable loss reserve development for Professional Insurance. This compared to 0.2 points of favorable loss reserve development primarily related to Professional Insurance in the prior year period. The six months ended June 30, 2013 included 1.1 points of catastrophe losses, primarily related to storms in the midwestern and southern United States impacting Professional Insurance and Specialty Property, compared to 0.7 points of catastrophe losses in the prior year period, primarily related to spring windstorms impacting Professional Insurance. The decrease in the expense ratio was primarily due to lower insurance acquisition expenses in Collector Cars and Boats relative to the earned premiums.
Specialty Industries
Financial results for our Specialty Industries reportable segment for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	($ in millions)
Net written premiums	$149.5	$148.7	$290.7	$288.8

Earned premiums	$139.8	$133.2	$272.6	$260.3
Loss and LAE	(79.2)	(68.0)	(149.5)	(132.5)
Policy acquisition expenses	(26.0)	(24.5)	(50.4)	(47.7)
Other underwriting expenses	(27.6)	(27.3)	(52.6)	(53.0)
Total underwriting income	7.0	13.4	20.1	27.1
Net other revenues	0.1	—	0.3	0.1
General and administrative expenses	(0.6)	(0.5)	(1.2)	(0.8)
Pre-tax income from continuing operations	$6.5	$12.9	$19.2	$26.4
The following table provides underwriting ratios for Specialty Industries for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Underwriting ratios:
Loss and LAE	56.7%	51.1%	54.8%	50.9%
Expense	38.3	38.8	37.8	38.7
Total combined ratio	95.0%	89.9%	92.6%	89.6%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.3	3.2	1.2	2.3
Prior year loss reserve development	(1.2)	(3.8)	(1.5)	(1.8)
Specialty Industries—Three months ended June 30, 2013 versus three months ended June 30, 2012
Net written premiums for Specialty Industries increased 0.5% to $149.5 million in the three months ended June 30, 2013 from $148.7 million in the three months ended June 30, 2012. The increase compared to the prior year was due to increases in net written premiums of $3.5 million from our Government Risks underwriting operating segment, $3.4 million from Accident, $1.8 million from IMU and $1.5 million from Technology, which were primarily due to new business, as well as solid retention levels despite competition in the marketplace. These increases were partially offset by decreases in net written premiums of $9.2 million from the Energy underwriting operating segment, which we have exited, and $0.2 million from Entertainment.

The Specialty Industries combined ratio for the three months ended June 30, 2013 increased to 95.0% from 89.9% for the three months ended June 30, 2012. The loss and LAE ratio increased by 5.6 points to 56.7% while the expense ratio decreased by 0.5 points to 38.3%. The three months ended June 30, 2013 included 1.2 points of favorable loss reserve development primarily related to Government Risks, compared to 3.8 points of favorable loss reserve development primarily related to Technology in the prior year period. Additionally, current accident year losses increased 3.0 points, compared to the prior year period driven by a large loss in Government Risks. The three months ended June 30, 2013 included 1.3 points of catastrophe losses, primarily related to storms in the midwestern and southern United States impacting IMU and Technology, as compared to 3.2 points of catastrophe losses in the same period in 2012, primarily related to spring windstorms impacting Government Risks and IMU. The decrease in the expense ratio was due to a 0.8 point decrease in other underwriting expenses, partially offset by a 0.3 point increase in policy acquisition expenses.
Specialty Industries—Six months ended June 30, 2013 versus six months ended June 30, 2012
Net written premiums for Specialty Industries increased 0.7% to $290.7 million in the six months ended June 30, 2013 from $288.8 million in the six months ended June 30, 2012. The increase compared to the prior year was due to increases in net written premiums of $7.5 million from our Government Risks underwriting operating segment, $3.3 million from Technology, $3.0 million from Entertainment, $2.1 million from Accident and $2.0 million from IMU, which were primarily due to new business, as well as solid retention levels despite competition in the marketplace. These increases were partially offset by a $16.0 million decrease in net written premiums from the Energy underwriting operating segment, which we have exited.
The Specialty Industries combined ratio for the six months ended June 30, 2013 increased to 92.6% from 89.6% for the six months ended June 30, 2012. The loss and LAE ratio increased by 3.9 points to 54.8% while the expense ratio decreased by 0.9 points to 37.8%. The six months ended June 30, 2013 included 1.5 points of favorable loss reserve development primarily related to IMU and Government Risks, compared to 1.8 points of favorable loss reserve development primarily related to Technology in the prior year period. Additionally, current accident year losses increased 3.6 points for the six months ended June 30, 2013 compared to the prior year period driven by a large loss in Government Risks, off-set in part by favorable catastrophe losses. The six months ended June 30, 2013 included 1.2 points of catastrophe losses, primarily related to storms in the midwestern and southern United States impacting IMU, Technology and Government Risks, as compared to 2.3 points of catastrophe losses in the same period in 2012, primarily related to storms and freezing weather in the northeastern and southwestern United States impacting IMU and tornadoes in the southeastern and midwestern United States impacting Technology, Government Risks and IMU. The decrease in the expense ratio was due to a 1.1 point decrease in other underwriting expenses, partially offset by a 0.2 point increase in policy acquisition expenses.
Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment for the three months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	($ in millions)		($ in millions)
Net investment income	$11.4	$14.0	$20.8	$28.7
Net realized and change in unrealized investment gains	(25.5)	(11.9)	2.9	17.9
Pre-tax investment results	(14.1)	2.1	23.7	46.6
Net other revenues (expenses)	0.5	0.1	24.0	(0.1)
General and administrative expenses	(2.2)	(2.1)	(5.6)	(4.5)
Interest expense	(3.3)	(4.0)	(6.5)	(8.1)
Pre-tax income (loss) from continuing operations	$(19.1)	$(3.9)	$35.6	$33.9

Investing, Financing and Corporate—Three months ended June 30, 2013 versus three months ended June 30, 2012
Investing, Financing and Corporate reported pre-tax loss from continuing operations of $19.1 million in the three months ended June 30, 2013, compared to a $3.9 million pre-tax loss in the three months ended June 30, 2012. The change was primarily related to a decrease in investment returns. As described in "Summary of Investment Results" below, net investment income decreased to $11.4 million in the three months ended June 30, 2013, compared to $14.0 million in the prior year period, and net realized and change in unrealized investment gains decreased to a loss of $25.5 million, compared to an $11.9 million loss in the prior year period. Interest expense decreased to $3.3 million for the three months ended June 30, 2013, compared to

$4.0 million for the same period in 2012, reflecting the lower interest rate of 4.6% on our senior notes for the three months ended June 30, 2013 compared to an interest rate of 5.875% on senior notes prior to their refinancing in the fourth quarter of 2012.
Investing, Financing and Corporate—Six months ended June 30, 2013 versus six months ended June 30, 2012
Investing, Financing and Corporate reported pre-tax income from continuing operations of $35.6 million in the six months ended June 30, 2013, compared to $33.9 million in the six months ended June 30, 2012. The increase was primarily related to a $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia, mostly offset by a significant decrease in investment returns. As described in "Summary of Investment Results" below, net investment income decreased to $20.8 million in the six months ended June 30, 2013, compared to $28.7 million in the prior year period, and net realized and change in unrealized investment gains decreased to $2.9 million in the six months ended June 30, 2013, compared to $17.9 million in the prior year period. General and administrative expenses increased to $5.6 million as compared with $4.5 million in the prior year period due to depreciation of property leased to a tenant which is included in general and administration expense in the six months ended June 30, 2013 that, in the six months ended June 30, 2012, was recognized in other underwriting expense. Interest expense decreased to $6.5 million for the six months ended June 30, 2013, compared to $8.1 million for the same period in 2012, reflecting the lower interest rate of 4.6% on our senior notes for the six months ended June 30, 2013 compared to an interest rate of 5.875% on senior notes prior to their refinancing in the fourth quarter of 2012.
Discontinued Operations
Discontinued Operations Results—Three months ended June 30, 2013 versus three months ended June 30, 2012
Our loss from discontinued operations, net of tax, was $0.5 million for the three months ended June 30, 2013, compared to income of $0.5 million for the three months ended June 30, 2012. The loss for the three months ended June 30, 2013 is net of other revenue of $7.8 million associated a settlement award in the Safeco v. American International Group, Inc. (AIG) class action related to AIG's alleged underreporting of workers' compensation premiums to the National Workers' Compensation Reinsurance Pool. In light of the ongoing regulatory review of the Runoff Transaction, which includes a third party actuarial review, we decided to increase loss reserves by approximately the same amount of the benefit resulting from the settlement.
Discontinued Operations Results—Six months ended June 30, 2013 versus six months ended June 30, 2012
There was no income from discontinued operations reported for the six months ended June 30, 2013, compared to a loss of $9.0 million for the six months ended June 30, 2012. Results for discontinued operations for the six months ended June 30, 2013 are net of other revenue of $7.8 million associated with a settlement award in the Safeco v. American International Group, Inc. (AIG) class action related to AIG's alleged underreporting of workers' compensation premiums to the National Workers' Compensation Reinsurance Pool. In light of the ongoing regulatory review of the Runoff Transaction, which includes a third party actuarial review, we decided to increase loss reserves by approximately the same amount of the benefit resulting from the settlement. The loss for the six months ended June 30, 2012 resulted from unfavorable loss reserve development primarily driven by case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims.
Loss and LAE reserve fair value adjustment
In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables. Loss and LAE reserves and the related reinsurance recoverable presented in the summary of reclassified balances within assets and liabilities held for sale as of June 30, 2013 are net of $143.5 million related to the outstanding pre-tax unaccreted adjustment. Loss and LAE reserves and the related reinsurance recoverable as presented in the December 31, 2012 consolidated balance sheet are net of $150.1 million related to the outstanding pre-tax unaccreted adjustment.

Summary of Investment Results
Investment Returns
A summary of our consolidated pre-tax investment results for the three months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,		Six months ended June 30,
Components of Investment Results	2013	2012	2013	2012
	($ in millions)
Net investment income	$11.4	$14.0	$20.8	$28.7
Net realized investment gains	6.2	(4.4)	30.1	16.4
Change in net unrealized investment gains	(31.7)	(7.5)	(27.2)	1.5
Total pre-tax investment results	$(14.1)	$2.1	$23.7	$46.6
Gross investment returns versus typical benchmarks for the three months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,(1)		Six months ended June 30,(1)
	2013	2012	2013	2012
Fixed maturity investments	(0.8)%	1.0%	(0.3)%	2.3%
Short-term investments:	0.1%	—%	—%	—%
Total fixed income	(0.7)%	0.9%	(0.3)%	2.1%
Barclays U.S. Intermediate Aggregate Index	(1.8)%	1.3%	(1.6)%	2.0%

Common equity securities	0.1%	(4.2)%	9.2%	(0.6)%
Convertible fixed maturity investments	(6.7)%	(2.7)%	(3.0)%	2.9%
Total common equity securities and convertible fixed maturity investments	(0.6)%	(3.9)%	7.6%	0.2%
Other investments	3.4%	(0.7)%	5.7%	2.4%
Total common equity securities, convertible fixed maturity and other investments	0.6%	(2.9)%	7.0%	0.9%
S&P 500 Index	2.9%	(2.8)%	13.8%	9.5%

Total consolidated portfolio	(0.5)%	0.1%	1.1%	1.8%
_______________________________________________________________________________

(1)
Gross investment returns exclude investment expenses of $1.6 million and $1.7 million for the three months ended June 30, 2013 and 2012, respectively, and $3.5 million and $3.4 million for the six months ended June 30, 2013 and 2012, respectively.

Investment Returns—Three months ended June 30, 2013 versus three months ended June 30, 2012
Overview
Our total pre-tax investment results were $(14.1) million, a return of (0.5)% for the three months ended June 30, 2013, compared to $2.1 million, a return of 0.1% for the three months ended June 30, 2012. Net investment income in the three months ended June 30, 2013 was $11.4 million, a decrease of $2.6 million, compared to $14.0 million in the three months ended June 30, 2012. The decrease was principally due to lower fixed maturity investment yields and a $114.6 million reduction in the average market value of invested assets, compared to the prior year period, primarily as a result of losses paid related to the Runoff Business, as well as the sale of AutoOne and dividends paid to shareholders. Net realized investment gains were $6.2 million in the three months ended June 30, 2013, compared to net realized investment losses of $4.4 million in the three months ended June 30, 2012. The change in net unrealized investment gains was a decrease of $31.7 million in the three months ended June 30, 2013, compared to a decrease of $7.5 million in the three months ended June 30, 2012.

Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned (0.7)% for the three months ended June 30, 2013, compared to 0.9% for the three months ended June 30, 2012. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.8 years excluding short-term investments and approximately 2.6 years including short-term investments at June 30, 2013. Our fixed income portfolio outperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 110 basis points for the three months ended June 30, 2013.
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity and other investments portfolio returned 0.6% for the three months ended June 30, 2013, compared to (2.9)% for the three months ended June 30, 2012. Our total common equity securities and convertible fixed maturity investments portfolio returned (0.6)% and (3.9)% for the three months ended June 30, 2013 and 2012, respectively, or underperformed by 350 basis points and 110 basis points, respectively, the S&P 500 Index benchmark. Our total common equity securities and convertible fixed maturity investments portfolio has overweight exposure to the gold mining sector and underweight exposure to the consumer discretionary sector compared to the S&P 500 Index and also contains convertible fixed maturity investments whose returns typically lag in a strong equity market. Other investments, which are composed principally of hedge funds and private equities, outperformed the S&P 500 Index by 50 basis points and 210 basis points for the three months ended June 30, 2013 and 2012, respectively.
Investment Returns—Six months ended June 30, 2013 versus six months ended June 30, 2012
Overview
Our total pre-tax investment results were $23.7 million, a return of 1.1% for the six months ended June 30, 2013, compared to $46.6 million, a return of 1.8% for the six months ended June 30, 2012. Net investment income in the six months ended June 30, 2013 was $20.8 million, a decrease of $7.9 million, compared to $28.7 million in the six months ended June 30, 2012. The decrease was principally due to lower fixed maturity investment yields and a $102.3 million reduction in the average market value of invested assets, compared to the prior year period, as a result of losses paid related to the Runoff Business, as well as the sale of AutoOne and dividends paid to shareholders. Net realized investment gains were $30.1 million in the six months ended June 30, 2013, an increase of $13.7 million compared to $16.4 million in the six months ended June 30, 2012. The change in net unrealized investment gains was a decrease of $27.2 million in the six months ended June 30, 2013, compared to an increase in change in net unrealized investment gains of $1.5 million in the six months ended June 30, 2012.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned (0.3)% for the six months ended June 30, 2013, compared to 2.1% for the six months ended June 30, 2012. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.8 years excluding short-term investments and approximately 2.6 years including short-term investments at June 30, 2013. Our fixed income portfolio outperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 130 basis points for the six months ended June 30, 2013.
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity and other investments portfolio returned 7.0% for the six months ended June 30, 2013, compared to 0.9% for the six months ended June 30, 2012. Our total common equity securities and convertible fixed maturity investments portfolio returned 7.6% and 0.2% for the six months ended June 30, 2013 and 2012, respectively, or underperformed by 620 basis points and 930 basis points, respectively, the S&P 500 Index benchmark. Our total common equity securities and convertible fixed maturity investments portfolio has overweight exposure to the gold mining sector and underweight exposure to the consumer discretionary sector compared to the S&P 500 Index and also contains convertible fixed maturity investments whose returns typically lag in a strong equity market. Other investments, which are composed principally of hedge funds and private equities, underperformed the S&P 500 Index by 810 basis points and 710 basis points for the six months ended June 30, 2013 and 2012, respectively.
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
As of June 30, 2013 and December 31, 2012, approximately 91% and 92% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in hedge funds and private equity funds, as well as certain investments in debt and equity securities, including asset-backed securities, where quoted market prices are unavailable.
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
In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund's net asset value. In circumstances where our portion of a fund's net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At June 30, 2013 and December 31, 2012, we did not record a liquidity adjustment to the net asset value related to our investments in hedge funds or private equity funds.
As of both June 30, 2013 and December 31, 2012, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of June 30, 2013 and December 31, 2012 were comprised of $47.4 million and $47.3 million, respectively, in hedge funds, $63.1 million and $61.3 million, respectively, in private equity funds and $14.1 million for both periods in an investment in a community reinvestment vehicle. As of June 30, 2013 and December 31, 2012, OneBeacon held investments in 8 hedge funds for both periods and 19 and 17 private equity funds, respectively. The largest investment in a single fund was $14.1 million and $12.9 million at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, other investments also included $20.4 million and $21.1 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.
The fair value measurements at June 30, 2013 and December 31, 2012 for assets and any related Level 3 inputs are as follows:

	Fair value at June 30, 2013(1)	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$218.8	$—	—%
Debt securities issued by corporations	723.7	—	—
Municipal obligations	3.1	—	—
Asset-backed securities	875.4	19.1	2.2
Foreign government obligations	3.7	—	—
Preferred stocks	84.6	70.9	83.8
Fixed maturity investments	1,909.3	90.0	4.7
Short-term investments	155.9	—	—
Common equity securities	298.6	0.1	—
Convertible fixed maturity investments	29.8	—	—
Other investments(2)	124.6	124.6	100.0
Total(2)	$2,518.2	$214.7	8.5%

	Fair value at December 31, 2012(1)	Level 3 Inputs	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$197.6	$—	—%
Debt securities issued by corporations	711.5	—	—
Municipal obligations	3.2	—	—
Asset-backed securities	927.9	5.3	0.6
Foreign government obligations	6.5	—	—
Preferred stocks	84.7	70.8	83.6
Fixed maturity investments	1,931.4	76.1	3.9
Short-term investments	232.8	—	—
Common equity securities	259.0	0.1	—
Convertible fixed maturity investments	62.6	—	—
Other investments(2)	122.7	122.7	100.0
Total(2)	$2,608.5	$198.9	7.6%
_______________________________________________________________________________

(1)
Includes $260.8 million and $338.1 million of fixed maturity investments reclassified to assets held for sale in the June 30, 2013 and December 31, 2012 consolidated balance sheets as part of the Runoff Transaction.

(2)
Excludes the carrying value of $20.4 million and $21.1 million as of June 30, 2013 and December 31, 2012, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

As of both June 30, 2013 and December 31, 2012, we held one private preferred stock that represented approximately 84% of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

The changes in Level 3 fair value measurements for the three months ended June 30, 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2013	$76.1	$0.1	$—	$122.7	$198.9
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains	0.1	—	—	3.7	3.8
Purchases	1.8	—	—	1.8	3.6
Sales	—	—	—	(4.5)	(4.5)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2013	78.0	0.1	—	123.7	201.8
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains	(0.2)	—	—	4.2	4.0
Purchases	14.0	—	—	3.4	17.4
Sales	—	—	—	(6.7)	(6.7)
Transfers in	—	—	—	—	—
Transfers out	(1.8)	—	—	—	(1.8)
Balance at June 30, 2013	$90.0	$0.1	$—	$124.6	$214.7
_______________________________________________________________________________

(1)	Excludes the carrying value of $20.4 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.
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
Insurance companies typically collect premiums on policies that they write prior to paying claims made under those policies. During periods of premium growth, insurance companies typically experience positive cash flow from operations, as premium receipts typically exceed claim payments. When this happens, positive cash flow from operations is usually offset by negative cash flow from investing activities, as the positive operating cash flow is used to purchase investments. Conversely, during periods of premium decline, insurance companies typically experience negative cash flow from operations, even during periods in which they report net income, as the claims that they pay exceed the premiums that they collect. When this happens, negative cash flow from operations is typically offset by positive cash flow from investing activities, as invested assets are sold to fund current claim payments. For businesses that are in run-off, cash flow should be neutral as held investments are sold to pay claims, loss adjusting, and other operating expenses.

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
OneBeacon Insurance Company (OBIC), our primary top tier regulated insurance operating subsidiary, has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based upon 2012 statutory net income, OBIC has the ability to pay $329.9 million of dividends during 2013 without prior approval of regulatory authorities, subject to the availability of unassigned funds. The amount of dividends available to be paid by OBIC in any given year is also subject to cash flow and earnings generated by OBIC's business, which now just comprises the Runoff Business, as well as to dividends received from its subsidiaries, including Atlantic Specialty Insurance Company (ASIC). At December 31, 2012, OBIC had $0.7 billion of unassigned funds and $0.9 billion of statutory surplus.
As disclosed in Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements, during the fourth quarter of 2012, OneBeacon executed various intercompany reinsurance agreements which, along with other internal capital transactions among our regulated insurance operating subsidiaries, resulted in ASIC becoming the lead insurance company for the ongoing specialty business and OBIC becoming the lead insurance company for the Runoff Business. As a result of the internal restructuring transactions, OBIC's 2012 statutory net income was significantly higher than that of our consolidated combined statutory net income due to eliminating the gains associated with OBIC's sales of its operating subsidiaries to other affiliated insurance companies within OneBeacon, which were eliminated in consolidation of the combined financial statements. Notwithstanding these restructuring transactions, OneBeacon continues to manage its statutory capital on a combined basis. Although OBIC remains the primary top tier regulated insurance operating subsidiary and maintains sufficient statutory capital to support the Runoff Business, the majority of the group's statutory capital is now included in ASIC, which is currently a subsidiary of OBIC, to support the ongoing specialty business.
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
During the six months ended June 30, 2013, no distributions of ordinary or extraordinary dividends were made by our top tier regulated insurance operating subsidiaries to their immediate parent. During the six months ended June 30, 2012, our top tier regulated insurance operating subsidiaries distributed $79.0 million of ordinary dividends to their immediate parent, with no extraordinary dividends distributed. The $79.0 million of ordinary dividends included the distribution by one of our top tier regulated operating subsidiaries of its investment in another regulated insurance subsidiary at a value of $34.0 million.
During the six months ended June 30, 2013 and 2012, our unregulated insurance operating subsidiaries paid $14.1 million and $4.2 million of dividends to their immediate parent. At June 30, 2013, OneBeacon's unregulated insurance operating subsidiaries had $29.1 million of net unrestricted cash, short-term investments and fixed maturity investments.
During the six months ended June 30, 2013 and 2012, OneBeacon Ltd. paid $40.1 million and $40.0 million of regular quarterly dividends to its common shareholders, respectively. At June 30, 2013, OneBeacon Ltd. and its intermediate holding companies had $263.6 million of net unrestricted cash, short-term investments and fixed maturity investments and $34.7 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.

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
The following table illustrates our consolidated insurance float position and four operational leverage ratios based on insurance float and net invested assets as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	($ in millions)
Total investment securities	$2,277.8	$2,291.5
Cash	110.8	43.9
Cash and investments classified within assets held for sale	260.8	338.1
Accounts receivable on unsettled investment sales	4.1	2.1
Accounts payable on unsettled investment purchases	(28.8)	(6.2)
Invested assets, including unsettled transactions	$2,624.7	$2,669.4
OneBeacon's common shareholders' equity	$1,042.1	$1,014.5
Debt	274.7	274.7
Total capital	$1,316.8	$1,289.2
Insurance float	$1,307.9	$1,380.2
Insurance float as a multiple of total capital	1.0x	1.1x
Invested assets as a multiple of total capital	2.0x	2.1x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.3x	1.4x
Invested assets as a multiple of OneBeacon's common shareholders' equity	2.5x	2.6x
Based on June 30, 2013 balances, insurance float is expected to decrease by approximately $260.8 million as a result of the sale of the Runoff business.

Financing
Debt
The following table summarizes our debt to capital ratio at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	($ in millions)
Senior Notes, carrying value	$274.7	$274.7
OneBeacon's common shareholders' equity	1,042.1	1,014.5
Total capital	$1,316.8	$1,289.2
Ratio of debt to total capital	20.9%	21.3%
We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
In November 2012, OneBeacon U.S. Holdings, Inc. (OBH) issued $275.0 million face value of senior unsecured debt (2012 Senior Notes) through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The 2012 Senior Notes bear an annual interest rate of 4.60% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd. OBH incurred $2.8 million in expenses related to the issuance of the 2012 Senior Notes (including the $1.8 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the 2012 Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2012 Senior Notes have an effective yield to maturity of approximately 4.7% per annum. The proceeds from the 2012 Senior Notes were utilized to repurchase and retire, for $275.9 million, the remaining $269.8 million balance outstanding on our previously held senior notes issued in 2003 (2003 Senior Notes).
During the six months ended June 30, 2013 and 2012, $6.3 million and $7.9 million of interest was paid on the 2012 Senior Notes and 2003 Senior Notes (collectively, Senior Notes), respectively.
Capital Lease
In December 2011, OBIC, an indirect wholly-owned insurance operating subsidiary of the Company, sold the majority of its fixed assets and capitalized software to OB Services, another indirect wholly-owned subsidiary of the Company. The fixed assets and capitalized software were sold at a cost equal to book value with no intercompany gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp and Fifth Third whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OB Services received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OB Services will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer to OB Services. OBIC recorded the sale of the assets with no gain or loss recognized while OB Services has recorded a capital lease obligation and a capital lease asset. As of June 30, 2013 and December 31, 2012, OB Services had a capital lease obligation of $15.5 million and $18.2 million, respectively, included within other liabilities and a capital lease asset of $13.3 million and $16.1 million, respectively, included within other assets.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 5.6 million of its Class A common shares. During the six months ended June 30, 2013 and 2012, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million.

Cash Flows
Detailed information concerning our cash flows during the six months ended June 30, 2013 and 2012 follows:
Cash flows from operations for the six months ended June 30, 2013 and 2012
For the six months ended June 30, 2013, net cash flows (used for) provided from operations was $(17.3) million, consisting of $59.9 million provided from continuing operations and $(77.2) million used for discontinued operations. For the six months ended June 30, 2012, net cash flows (used for) provided from operations was $(70.2) million, consisting of $24.6 million provided from continuing operations and $(94.8) million used for discontinued operations. Net cash flows for operations in the six months ended June 30, 2013 and 2012 were reduced by the run-off of reserves related to the Runoff Business as well as the exited Collector Cars and Boats business. Net cash flows relating to continuing operations in the six months ended June 30, 2013 were reduced by a continued decline in net investment income, primarily due to lower overall portfolio yields, continued shifts in portfolio mix to lower risk, lower yield investments and a decrease in the overall invested asset base.
Other Liquidity and Capital Resource Activities
During the six months ended June 30, 2013, we made payments with respect to our long-term incentive compensation plans totaling $3.9 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 158,890 performance units for the 2010-2012 performance cycle.
During the six months ended June 30, 2012, we made payments with respect to our long-term incentive compensation plans totaling $14.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 247,583 performance shares and 151,475 performance units for the 2009-2011 performance cycle.
Cash flows from investing and financing activities for the six months ended June 30, 2013 and 2012
Financing and Other Capital Activities
During the six months ended June 30, 2013 and 2012, we declared and paid $40.1 million and 40.0 million, respectively, of regular quarterly cash dividends to holders of OneBeacon's common shares.
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
Critical Accounting Estimates
Refer to the Company's 2012 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of June 30, 2013, there were no material changes to our critical accounting estimates.
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
Refer to our 2012 Annual Report on Form 10-K and in particular Item 7A — "Quantitative and Qualitative Disclosures About Market Risk." As of June 30, 2013, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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
The CEO and CFO of OneBeacon (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of June 30, 2013, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. During the quarter ended June 30, 2013, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
In September 2012, a case management order was entered in the consolidated cases. Oral argument on an omnibus motion to dismiss the Noteholder Actions was heard at the end of May 2013 and the parties are awaiting a ruling from the court. Discovery and other motion practice (other than motions to amend the complaints) in the Committee Action and the Noteholder Actions is stayed until further order of the court.
Ace American Insurance Company
A subsidiary of the Company, OBH, was sued in Federal Court in the Eastern District of Pennsylvania on August 17, 2012 by Ace American Insurance Company (“Ace”). The complaint alleged that OBH, through a professional recruiting firm, improperly hired a group of Ace employees from Ace's surety division. The complaint sought injunctive relief and unspecified damages. After court-ordered expedited discovery was completed, the claims for injunctive relief were resolved pursuant to a confidential agreement. After the claims against OBH for injunctive relief were resolved, Ace filed a Demand for Arbitration against five of the former Ace surety employees hired by OneBeacon, alleging breach of their duty of loyalty to Ace and misappropriation of Ace trade secrets. On March 6, 2013, Ace also filed an Amended Complaint in the Federal Court action, naming OneBeacon Insurance Group, Ltd., OneBeacon Insurance Group, LLC and OneBeacon Services, LLC (collectively with OBH, “the OneBeacon Parties”) as additional defendants. The only remaining claim for damages was scheduled for trial in June 2013. Prior to commencement of the trial, OneBeacon and Ace entered into a confidential settlement agreement whereby all claims against the OneBeacon Parties were dismissed with prejudice and the claims against the individual employees were withdrawn. The resolution of this lawsuit did not result in a material change to OneBeacon's financial position.

ITEM 1A.    RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2012 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2013, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 22, 2007, the Company’s board of directors authorized the Company to repurchase up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the three months ended June 30, 2013 and 2012, no shares were repurchased under the share repurchase authorization.
ITEM 4.    MINE SAFETY DISCLOSURE
None.

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
101.1**
The following financial information from OneBeacon Insurance Group, Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), Three and Six Months Ended June 30, 2013 and 2012; (iii) Consolidated Statements of Common Shareholders' Equity, Six Months Ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*	Filed Herewith
**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.
	By:	/s/ JOHN C. TREACY
John C. Treacy Chief Accounting Officer
Date: July 30, 2013