Form 10-Q
period 2013-09-30
OneBeacon Insurance Group, Ltd.
filed 2013-10-28
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 24, 2013, 23,649,400 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
	(in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$1,626.1	$1,593.3
Short-term investments, at amortized cost (which approximates fair value)	162.0	232.8
Common equity securities, at fair value	327.5	259.0
Convertible fixed maturity investments, at fair value	31.9	62.6
Other investments	146.2	143.8
Total investment securities	2,293.7	2,291.5
Cash	173.8	43.9
Reinsurance recoverables	86.1	110.6
Premiums receivable	255.9	225.6
Deferred acquisition costs	107.7	123.9
Net deferred tax asset	127.2	137.8
Investment income accrued	10.6	12.1
Accounts receivable on unsettled investment sales	9.4	2.1
Other assets	203.5	227.2
Assets held for sale	1,957.2	2,226.8
Total assets	$5,225.1	$5,401.5
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,052.9	$1,000.0
Unearned premiums	552.7	573.8
Debt	274.7	274.7
Accounts payable on unsettled investment purchases	5.9	6.2
Other liabilities	316.7	302.7
Liabilities held for sale	1,957.2	2,226.8
Total liabilities	4,160.1	4,384.2
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,404,138 and 95,386,179 shares)	1,021.7	1,019.1
Retained earnings	53.7	9.2
Accumulated other comprehensive loss, after tax	(13.3)	(13.8)
Total OneBeacon's common shareholders' equity	1,062.1	1,014.5
Total noncontrolling interests	2.9	2.8
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,065.0	1,017.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$5,225.1	$5,401.5

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	($ in millions, except per share amounts)
Revenues
Earned premiums	$278.9	$293.9	$846.2	$846.0
Net investment income	10.1	12.8	30.9	41.5
Net realized and change in unrealized investment gains	17.0	40.0	19.9	57.9
Net other revenues (expenses)	5.5	(0.4)	30.1	(0.1)
Total revenues	311.5	346.3	927.1	945.3
Expenses
Loss and loss adjustment expenses	167.8	164.7	473.7	452.5
Policy acquisition expenses	53.6	66.6	160.9	185.6
Other underwriting expenses	46.8	47.4	150.7	146.2
General and administrative expenses	4.1	4.4	11.0	9.7
Interest expense	3.3	4.0	9.8	12.1
Total expenses	275.6	287.1	806.1	806.1
Pre-tax income from continuing operations	35.9	59.2	121.0	139.2
Income tax benefit (expense)	2.9	(14.2)	(15.9)	(28.1)
Net income from continuing operations	38.8	45.0	105.1	111.1
Income (loss) from discontinued operations, net of tax	0.3	(15.8)	0.3	(24.8)
Loss from sale of discontinued operations, net of tax	—	(91.0)	—	(91.0)
Net income (loss), including noncontrolling interests	39.1	(61.8)	105.4	(4.7)
Less: Net income attributable to noncontrolling interests	—	(0.4)	(0.8)	(1.2)
Net income (loss) attributable to OneBeacon's common shareholders	39.1	(62.2)	104.6	(5.9)
Net change in benefit plan assets and obligations, net of tax	0.2	(2.0)	0.5	(1.7)
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$39.3	$(64.2)	$105.1	$(7.6)

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted
Net income from continuing operations, per share	$0.41	$0.47	$1.09	$1.15
Loss from discontinued operations, net of tax, per share	—	(0.17)	—	(0.27)
Loss from sale of discontinued operations, net of tax, per share	—	(0.95)	—	(0.95)
Net income (loss) attributable to OneBeacon's common shareholders per share	$0.41	$(0.65)	$1.09	$(0.07)
Dividends declared and paid per OneBeacon's common share	$0.21	$0.21	$0.63	$0.63

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss)	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2013	$1,019.1	$9.2	$(13.8)	$1,014.5	$2.8	$1,017.3
Comprehensive income:
Net income	—	104.6	—	104.6	0.8	105.4
Other comprehensive income item, after tax:
Net change in benefit plan assets and obligations, net of tax	—	—	0.5	0.5	—	0.5
Total comprehensive income	—	104.6	0.5	105.1	0.8	105.9
Amortization of restricted share and option awards	2.3	—	—	2.3	—	2.3
Issuance of common shares	0.3	—	—	0.3	0.1	0.4
Dividends	—	(60.1)	—	(60.1)	(0.8)	(60.9)
Balances at September 30, 2013	$1,021.7	$53.7	$(13.3)	$1,062.1	$2.9	$1,065.0

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss)	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2012	$1,002.2	$108.5	$(10.9)	$1,099.8	$14.1	$1,113.9
Comprehensive income (loss):
Net (loss) income	—	(5.9)	—	(5.9)	1.2	(4.7)
Other comprehensive income item, after tax:
Net change in benefit plan assets and obligations, net of tax	—	—	(1.7)	(1.7)	—	(1.7)
Total comprehensive income (loss)	—	(5.9)	(1.7)	(7.6)	1.2	(6.4)
Amortization of restricted share and option awards	1.9	—	—	1.9	—	1.9
Issuance of common shares	0.3	—	—	0.3	0.2	0.5
Dividends	—	(60.0)	—	(60.0)	(0.6)	(60.6)
Contributions	—	—	—	—	0.2	0.2
Gain on sale of OB Holdings Lux	14.0	—	—	14.0	—	14.0
Balances at September 30, 2012	$1,018.4	$42.6	$(12.6)	$1,048.4	$15.1	$1,063.5
   See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2013	2012
	($ in millions)
Cash flows from operations:
Net income (loss) including noncontrolling interests	$105.4	$(4.7)
Charges (credits) to reconcile net income to cash flows (used for) provided from operations:
Net (income) loss from discontinued operations	(0.3)	24.8
Net loss from sale of discontinued operations	—	91.0
Net realized and change in unrealized investment gains	(19.9)	(57.9)
Net realized gain on sale of business	(23.0)	—
Deferred income tax expense	12.3	12.3
Other operating items:
Net change in loss and LAE reserves	52.9	(0.9)
Net change in unearned premiums	(21.1)	85.2
Net change in premiums receivable	(30.3)	(45.7)
Net change in reinsurance recoverable on paid and unpaid losses	24.5	64.4
Net change in other assets and liabilities	77.8	(32.3)
Net cash provided from operations—continuing operations	178.3	136.2
Net cash used for operations—discontinued operations	(98.0)	(155.6)
Net cash provided from (used for) operations	80.3	(19.4)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	67.3	(22.7)
Maturities of fixed maturity investments	196.6	147.5
Sales of fixed maturity investments	1,208.6	1,305.9
Sales of common equity securities	142.0	37.2
Sales of convertible fixed maturity investments	39.5	16.0
Distributions and redemptions of other investments	13.1	6.9
Purchases of fixed maturity investments	(1,381.8)	(1,317.2)
Purchases of common equity securities	(168.5)	(49.3)
Purchases of convertible fixed maturity investments	(12.0)	(6.8)
Contributions for other investments	(7.1)	(3.1)
Proceeds from sale of business	31.3	—
Net change in unsettled investment purchases and sales	(7.7)	(69.1)
Net acquisitions of property and equipment	(7.6)	(1.2)
Net cash provided from investing activities—continuing operations	113.7	44.1
Net cash provided from investing activities—discontinued operations	—	—
Net cash provided from investing activities	113.7	44.1
Cash flows from financing activities:
Cash dividends paid to common shareholders	(60.1)	(60.0)
Proceeds on sale of OB Holdings Lux	—	14.0
Payments on capital lease obligation	(4.0)	(3.6)
Net cash used for financing activities—continuing operations	(64.1)	(49.6)
Net cash used for financing activities—discontinued operations	—	—
Net cash used for financing activities	(64.1)	(49.6)
Net increase (decrease) in cash during period	129.9	(24.9)
Cash reclassified from assets held for sale	—	5.5
Cash transferred with sale of business	—	(3.5)
Net increase (decrease) after reclassification of cash to assets held for sale	129.9	(22.9)
Cash balance at beginning of period	43.9	54.9
Cash balance at end of period	$173.8	$32.0
  See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies
Basis of presentation
These interim consolidated financial statements include the accounts of OneBeacon Insurance Group, Ltd. (the "Company" or the "Registrant") and its subsidiaries (collectively, "OneBeacon") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an exempted Bermuda limited liability company. The OneBeacon U.S.-based operating companies are property and casualty insurance writers, most of which historically have operated in a multi-company pool or have participated in 100% quota share reinsurance agreements. OneBeacon formed an indirect wholly-owned subsidiary, Split Rock Insurance, Ltd., a Bermuda-based reinsurance company, which entered into an agreement during the three months ended September 30, 2013 to reinsure certain risks of an affiliated entity. OneBeacon offers a wide range of specialty insurance products and services through independent agencies, regional and national brokers, wholesalers and managing general agencies.
OneBeacon was acquired by White Mountains Insurance Group, Ltd. ("White Mountains") from Aviva plc ("Aviva") in 2001 (the "OneBeacon Acquisition"). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. As of September 30, 2013, White Mountains owned 75.2% of the Company's common shares. Within this report, the term "OneBeacon" is used to refer to one or more entities within the consolidated organization, as the context requires. The Company's headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
On October 17, 2012, one of OneBeacon's indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC ("OneBeacon LLC"), entered into a definitive agreement (as amended, the "Stock Purchase Agreement") with Trebuchet US Holdings, Inc. ("Trebuchet"), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell its run-off business. See Note 2—"Acquisitions and Dispositions" and Note 15—"Discontinued Operations." OneBeacon's run-off business includes the results of OneBeacon's remaining non-specialty commercial lines business and certain other run-off business, including the vast majority of asbestos and environmental reserves, as well as certain purchase accounting adjustments related to the run-off business and OneBeacon Acquisition (the “Runoff Business,” the sale of which is referred to as the “Runoff Transaction”). The assets and liabilities associated with the Runoff Business as of September 30, 2013 and December 31, 2012 have been presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of the current balance sheet date. The Runoff Business has been presented as discontinued operations in the consolidated statements of operations and cash flows, with the prior periods reclassified to conform to the current period's presentation. The Runoff Business disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with the Runoff Business. Pursuant to the terms of the Stock Purchase Agreement, the legal entities included in the sale and expected to be transferred to Armour will hold an agreed upon level of invested assets and capital at closing.
In anticipation of the Runoff Transaction, and as means to separate the Runoff Business from the ongoing specialty business, OneBeacon sought and received various regulatory approvals to terminate, enter into or amend various intercompany reinsurance agreements which took effect on October 1, 2012.
The Company revised its reporting segment structure in the fourth quarter of 2012 into Specialty Products, Specialty Industries and Investing, Financing and Corporate. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. The Specialty Products segment is comprised of eight underwriting operating segments, including the Collector Cars and Boats underwriting operating segment that was exited in the first quarter of 2013, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. During the second quarter of 2013, the Company received approval to provide multiple peril crop insurance through the federal crop insurance program administered by the U.S. Department of Agriculture's Risk Management Agency. The Company has entered into an exclusive agreement with a managing general agency, The Climate Corporation, a firm that specializes in the crop business, to provide coverages through the federal program and other supplemental coverages, including crop-hail. The operations associated with this new underwriting operating segment have been included in the Specialty Products reportable segment.
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
OneBeacon adopted ASU 2010-26 prospectively. As a result of adopting ASU 2010-26, $5.6 million of unamortized deferred acquisition costs as of January 1, 2012, primarily relating to a portion of profit sharing commission that had been deferred under prior guidance, were determined to no longer be deferrable and were recognized in expense over the original amortization period. During the three and nine months ended September 30, 2012, $0.9 million and $5.3 million, respectively, of the $5.6 million of unamortized acquisitions costs as of January 1, 2012 were recognized in expense, with the remainder of the $5.6 million balance expensed during the year ended December 31, 2012 such that no incremental impact was recognized in the three and nine months ended September 30, 2013.
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
Comprehensive Income
On January 1, 2012, OneBeacon adopted ASU 2011-05, Comprehensive Income (ASC 220). ASU 2011-05 requires all components of comprehensive income to be reported in a continuous financial statement or in consecutive statements displaying the components of net income and the components of other comprehensive income. Since OneBeacon already presented comprehensive income in a continuous financial statement, adoption of ASU 2011-05 had no effect on OneBeacon's financial statement presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements
Unrecognized Tax Benefits
On July 18, 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASC 740). The new ASU requires balance sheet presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward or tax credit carryforward rather than as a liability. The exception is in circumstances where a carryfoward is not available to settle the additional taxes that might arise upon disallowance of the tax position under the tax law of the applicable jurisdiction. Prior to the issuance of the ASU 2013-11, the guidance for unrecognized tax benefits under ASC 740 did not provide explicit guidance on whether an entity should present an unrecognized tax benefit as a liability or as a reduction of NOL carryforwards or other tax credits. In circumstances where an NOL carryforward is not available to offset settlement of any additional taxes arising from a disallowed tax position, the unrecognized tax benefit should be presented as a liability. The new guidance becomes effective for fiscal periods beginning on or after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective adoption is allowed. The Company does not expect adoption to significantly affect its balance sheet.
NOTE 2. Acquisitions and Dispositions
Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company ("Essentia"), an indirect wholly-owned subsidiary which wrote the collector car and boat business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency ("Hagerty") terminated their underwriting arrangement with respect to the collector car and boat business. OneBeacon recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013. For the three and nine months ended September 30, 2012, the business associated with this agreement generated net written premiums of $52.5 million and $145.8 million, respectively, or 15.7% for both periods, of consolidated written premiums.
Runoff Business
As described in Note 1, on October 17, 2012, OneBeacon entered into the Stock Purchase Agreement with respect to the sale of its Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, at closing, OneBeacon will transfer to Armour all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the business as well as certain elements of the Runoff Business infrastructure, including staff and office space. Additionally, as part of the Runoff Transaction, OneBeacon may provide, under certain scenarios, financing in the form of surplus notes. The Runoff Transaction is expected to close in the second quarter of 2014.
The Runoff Transaction is subject to various closing conditions, primarily the receipt of regulatory approvals, which includes a third party actuarial review which has now been completed. At closing, Armour and/or OneBeacon Insurance Company ("OBIC") and certain legal entities within the ongoing OneBeacon structure will enter into various ancillary agreements, including the amendment of existing reinsurance agreements and administrative services agreements, to support the separation of the Runoff Business and subsequent transfer to Armour. Also as part of the Runoff Transaction, at closing, OneBeacon and Armour will enter into a Transition Services Agreement (“TSA”), pursuant to which OneBeacon will provide certain transition services to Armour during the term of the TSA, which has an initial term of one year. OneBeacon has concluded that continuing involvement after the closing of the transaction is insignificant relative to the business being sold.
As described in Note 1, the Runoff Business is presented as held for sale as of September 30, 2013 and December 31, 2012 and as discontinued operations for the three and nine months ended September 30, 2013 and 2012. See Note 15—"Discontinued Operations" for further information regarding balances classified as held for sale and activity reported as discontinued operations.
AutoOne
On February 22, 2012, OneBeacon completed the sale of its AutoOne Insurance business ("AutoOne") to Interboro Holdings, Inc. ("Interboro") (the "AutoOne Transaction"). AutoOne had offered products and services to assigned risk markets primarily in New York and New Jersey. AutoOne has been presented as discontinued operations in the statements of operations and cash flows with the prior periods reclassified to conform to the current presentation. The AutoOne disposal group excludes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. Acquisitions and Dispositions

investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with AutoOne. Pursuant to the terms of the AutoOne Transaction, at closing, the legal entities included in the sale held an agreed upon level of invested assets and capital.
OneBeacon Holdings (Luxembourg) S.à r.l.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves
Loss and LAE reserve summary - Ongoing Business
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	($ in millions)				($ in millions)
Gross beginning balance	$1,027.8		$3,175.3		$1,000.0		$3,358.6
Less beginning reinsurance recoverable on unpaid losses	(81.8)		(2,040.7)		(107.3)		(2,167.5)
Net beginning loss and LAE reserves	946.0		1,134.6		892.7		1,191.1
Loss and LAE incurred relating to:
Current year losses	164.0		167.0		473.8		460.1
Prior year losses	3.8		(2.3)		(0.1)		(7.6)
Total incurred loss and LAE from continuing operations	167.8		164.7		473.7		452.5
Loss and LAE paid relating to:
Current year losses	(54.1)		(59.6)		(115.1)		(123.0)
Prior year losses	(87.1)		(73.4)		(278.7)		(266.2)
Total loss and LAE payments from continuing operations	(141.2)		(133.0)		(393.8)		(389.2)
Net loss and LAE reserves	972.6		1,166.3		972.6		1,254.4
Total incurred loss and LAE from discontinued operations	—		27.7		7.5		48.4
Total loss and LAE payments from discontinued operations	(17.2)		(67.4)		(88.6)		(177.1)
Net loss and LAE reserves	955.4		1,126.6		891.5		1,125.7
Net change in loss and LAE reserves reported in liabilities held for sale	17.3	(1)	(256.3)	(2)	81.2	(3)	(191.6)	(4)
Net loss and LAE reserves sold	—		—		—		(63.8)	(5)
Net ending loss and LAE reserves	972.7		870.3		972.7		870.3
Plus ending reinsurance recoverable on unpaid losses	80.2		41.3		80.2		41.3
Gross ending loss and LAE reserves	$1,052.9		$911.6		$1,052.9		$911.6
_______________________________________________________________________________

(1)
Consists of the change in net loss and LAE reserves from $147.9 million to $130.6 million, which amounts were classified as held for sale as of June 30, 2013 and September 30, 2013, respectively, in connection with the Runoff Transaction.

(2)	Consists of the net loss and LAE reserves recorded in the three months ended September 30, 2012 in connection with the Runoff Transaction.

(3)
Consists of the change in net loss and LAE reserves from $211.8 million to $130.6 million, which amounts were classified as held for sale as of December 31, 2012 and September 30, 2013, respectively, in connection with the Runoff Transaction.

(4)
Consists of the net loss and LAE reserves of $256.3 million recorded in the nine months ended September 30, 2012 in connection with the Runoff Transaction, offset by net loss and LAE reserves of $64.7 million reclassified from held for sale upon the closing of the AutoOne Transaction in February 2012.

(5)	Relates to the AutoOne Transaction, which closed in February 2012.
During the three and nine months ended September 30, 2013, OneBeacon recorded $3.8 million and $(0.1) million, respectively, of unfavorable (favorable) loss and LAE reserve development on prior accident year reserves. Unfavorable development during the three months ended September 30, 2013 was primarily related to the Specialty Property and Entertainment underwriting operating segments, which was partially offset by favorable development in its ocean marine business, included in the International Marine Underwriters ("IMU") underwriting operating segment, and in the healthcare business included in the Professional Insurance underwriting operating segment. Unfavorable development for the nine months

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves

ended September 30, 2013, primarily related to the Specialty Property underwriting operating segment, was more than offset by favorable development in other underwriting operating segments, primarily IMU and Professional Insurance. During the three and nine months ended September 30, 2012, OneBeacon recorded $2.3 million and $7.6 million, respectively, of favorable loss and LAE reserve development on prior accident year loss reserves, primarily resulting from lower than expected severity on non-catastrophe losses related to professional liability lines, multiple peril liability lines and other general liability lines.
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
In addition to the corporate catastrophe reinsurance protection, OneBeacon may also purchase dedicated reinsurance protection for specific businesses. OneBeacon purchased a per occurrence treaty for its IMU underwriting operating segment that protects against large occurrences, whether a single large claim or a catastrophe. The IMU treaty attaches at $2.0 million per occurrence. Coverage is provided up to $60.0 million. The first layer of the marine treaty is $5.0 million in excess of $2.0 million, with an annual aggregate deductible of $1.5 million for large losses and $5.0 million for catastrophes losses. Losses not covered by the marine treaty are subject to the corporate property and per risk treaties after the Company's retention. Reinstatement premiums are paid in full or in part depending on the layer and the occurrence if the coverage is attached. Losses retained under marine reinsurance treaties are subject to the corporate catastrophe treaty. Additionally, in 2013 OneBeacon purchased reinsurance for its Surety underwriting operating segment. This treaty covers losses in excess of $5.0 million up to $30.0 million and had co-participation of 17% through September 30, 2013, which was revised through a new treaty effective October 1, 2013 to have no co-participation.
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
OneBeacon also maintains a casualty reinsurance program that provides protection for individual policies involving general liability, automobile liability, professional liability or umbrella liability. OneBeacon's healthcare professional liability treaty covers losses in excess of $5.0 million up to $20.0 million in two layers. The first layer, $5.0 million in excess of $5.0 million has a 10% co-participation. All other casualty business is covered in a separate treaty covering losses in excess of $5.0 million up to $21.0 million. The casualty treaty has a 10% co-participation in the first layer ($6.0 million in excess of $5.0 million) and a 5% co-participation in the second layer of $10.0 million in excess of $11.0 million. OneBeacon purchases a treaty to protect against large workers compensation losses that covers 100% of the loss in excess of $1.0 million up to $10.0 million per person. In addition, for casualty losses involving more than one insured, OneBeacon maintains a dedicated treaty that covers up to $60.0 million in excess of a $10.0 million retention.
At September 30, 2013, OneBeacon had reinsurance recoverable on paid losses of $5.9 million and reinsurance recoverables on unpaid losses of $80.2 million. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

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

($ in millions)	Balance at September 30, 2013	% of total	A.M. Best Rating(1)
Hannover Ruckversich	$10.3	12%	A+
Munich Reinsurance America	6.6	8%	A+
Platinum Underwriters	5.6	7%	A
Hartford Steam Boiler	4.8	6%	A++
Swiss Reinsurance America Corp	4.6	5%	A+
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
Other investments primarily include hedge funds and private equity funds. OneBeacon measures its investments in hedge funds and private equity funds at fair value with changes therein reported in total revenues as net realized and unrealized investment gains (losses). Other investments also include an investment in a community reinvestment vehicle which is accounted for at fair value and a tax advantaged federal affordable housing development fund which is accounted for under the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

OneBeacon's net investment income is comprised primarily of interest income associated with OneBeacon's fixed maturity investments, dividend income from its equity investments, and interest income from its short-term investments. Other investments primarily include hedge funds and private equity funds. Net investment income for the three and nine months ended September 30, 2013, and 2012 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	($ in millions)
Fixed maturity investments	$10.4	$12.0	$30.7	$38.6
Short-term investments	—	—	—	0.1
Common equity securities	1.5	1.5	4.4	4.8
Convertible fixed maturity investments	0.2	1.1	0.9	3.4
Other investments	(0.4)	(0.2)	—	(0.4)
Gross investment income	11.7	14.4	36.0	46.5
Less investment expenses	(1.6)	(1.6)	(5.1)	(5.0)
Net investment income	$10.1	$12.8	$30.9	$41.5
The composition of net realized investment gains (losses) consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	($ in millions)
Fixed maturity investments	$(5.0)	$10.6	$2.8	$26.7
Short-term investments	—	—	0.1	—
Common equity securities	2.7	2.9	20.6	(0.2)
Convertible fixed maturity investments	—	0.6	(0.4)	2.0
Other investments	(1.9)	(0.4)	2.8	1.6
Net realized investment gains (losses), pre-tax	$(4.2)	$13.7	$25.9	$30.1
As of September 30, 2013 and December 31, 2012, OneBeacon reported $5.9 million and $6.2 million, respectively, in accounts payable on unsettled investment purchases and $9.4 million and $2.1 million, respectively, in accounts receivable on unsettled investment sales.
The net changes in fair value for the three and nine months ended September 30, 2013, and 2012 are as follows:

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Changes in net unrealized investment gains (losses)(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)	Changes in net unrealized investment gains (losses)(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$0.5	$0.1	$0.6	$(33.7)	$—	$(33.7)
Short-term investments	—	—	—	—	—	—
Common equity securities	15.8	0.1	15.9	21.3	0.1	21.4
Convertible fixed maturity investments	1.0	—	1.0	(0.6)	—	(0.6)
Other investments	3.7	—	3.7	6.9	—	6.9
Net change, pre-tax	$21.0	$0.2	$21.2	$(6.1)	$0.1	$(6.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	Changes in net unrealized investment gains (losses)(2)	Changes in net foreign currency translation gains (losses)(2)	Total net changes in fair value reflected in revenues(2)	Changes in net unrealized investment gains (losses)(2)	Changes in net foreign currency translation gains (losses)(2)	Total net changes in fair value reflected in revenues(2)
	($ in millions)
Fixed maturity investments	$5.9	$0.2	$6.1	$8.6	$0.2	$8.8
Short-term investments	—	—	—	—	—	—
Common equity securities	18.7	—	18.7	17.0	—	17.0
Convertible fixed maturity investments	(0.6)	—	(0.6)	(2.0)	—	(2.0)
Other investments	2.1	—	2.1	4.0	—	4.0
Net change, pre-tax	$26.1	$0.2	$26.3	$27.6	$0.2	$27.8
_______________________________________________________________________________

(1)
Includes pre-tax changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control of $(0.7) million and $(0.8) million for the three and nine months ended September 30, 2013.

(2)
Includes pre-tax changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control of $(0.2) million for the nine months ended September 30, 2012. There were no such changes in net deferred gains and losses for the three months ended September 30, 2012.

The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its trading investment portfolio as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	($ in millions)
Investment securities:
Gross unrealized investment gains	$124.6	$127.4
Gross unrealized investment losses	(11.4)	(8.7)
Total net unrealized investment gains, pre-tax	113.2	118.7
Income taxes	(36.7)	(39.4)
Total net unrealized investment gains, after tax	$76.5	$79.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency losses and carrying values of OneBeacon's fixed maturity investments as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013(1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$137.4	$0.2	$—	$—	$137.6
Debt securities issued by industrial corporations	717.3	16.3	(1.4)	—	732.2
Municipal obligations	3.3	—	(0.3)	—	3.0
Asset-backed securities	911.1	1.3	(4.5)	—	907.9
Foreign government obligations	2.0	0.4	—	—	2.4
Preferred stocks	78.3	4.4	—	—	82.7
Total fixed maturity investments	$1,849.4	$22.6	$(6.2)	$—	$1,865.8

	December 31, 2012(1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$197.1	$0.5	$—	$—	$197.6
Debt securities issued by industrial corporations	678.7	32.8	—	—	711.5
Municipal obligations	3.3	—	(0.1)	—	3.2
Asset-backed securities	918.5	9.7	(0.3)	—	927.9
Foreign government obligations	6.0	0.5	—	—	6.5
Preferred stocks	78.3	6.4	—	—	84.7
Total fixed maturity investments	$1,881.9	$49.9	$(0.4)	$—	$1,931.4
_______________________________________________________________________________

(1)
Includes carrying value of $239.7 million and $338.1 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheets as part of the Runoff Transaction as of September 30, 2013 and December 31, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency gains and carrying values of OneBeacon's common equity securities, convertible fixed maturity investments and other investments as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$268.6	$59.3	$(0.5)	$0.1	$327.5
Convertible fixed maturity investments	29.4	2.6	(0.1)	—	31.9
Other investments	110.7	40.1	(4.6)	—	146.2
Total common equity securities, convertible fixed maturity investments and other investments	$408.7	$102.0	$(5.2)	$0.1	$505.6

	December 31, 2012
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$221.6	$39.8	$(2.4)	$—	$259.0
Convertible fixed maturity investments	59.5	3.2	(0.1)	—	62.6
Other investments	115.1	34.5	(5.8)	—	143.8
Total common equity securities, convertible fixed maturity investments and other investments	$396.2	$77.5	$(8.3)	$—	$465.4
Fair value measurements
As of September 30, 2013 and December 31, 2012, approximately 90% and 92% of the investment portfolio recorded at fair value was priced based upon observable inputs, respectively.
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable. At September 30, 2013 and December 31, 2012, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.
As of both September 30, 2013 and December 31, 2012, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of September 30, 2013 and December 31, 2012 were comprised of $48.2 million and $47.3 million, respectively, in hedge funds, $63.7 million and $61.3 million, respectively, in private equity funds and $14.1 million for both periods in an investment in a community reinvestment vehicle. As of September 30, 2013 and December 31, 2012, OneBeacon held investments in 8 hedge funds for both periods and 19 and 17 private equity funds, respectively. The largest investment in a single fund was $14.3 million and $12.9 million at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, other investments also included $20.2 million and $21.1 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following tables summarize the Company's fair value measurements for investments at September 30, 2013 and December 31, 2012 by level:

	Fair value at September 30, 2013(2)	Level 1	Level 2	Level 3
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$137.6	$137.6	$—	$—
Debt securities issued by corporations:
Consumer	214.5	—	214.5	—
Industrial	95.6	—	95.6	—
Financial	138.6	—	138.6	—
Communications	92.6	—	92.6	—
Energy	40.9	—	40.9	—
Basic materials	80.0	—	80.0	—
Utilities	41.1	—	41.1	—
Technology	28.9	—	28.9	—
Debt securities issued by corporations	732.2	—	732.2	—
Municipal obligations	3.0	—	3.0	—
Asset-backed securities	907.9	—	843.3	64.6
Foreign government obligations	2.4	1.7	0.7	—
Preferred stocks	82.7	—	12.1	70.6
Fixed maturity investments	1,865.8	139.3	1,591.3	135.2
Short-term investments	162.0	160.9	1.1	—
Common equity securities:
Financials	77.0	76.9	—	0.1
Basic Materials	24.5	24.5	—	—
Consumer	114.3	114.3	—	—
Energy	37.3	37.3	—	—
Utilities	8.4	8.4	—	—
Other	66.0	66.0	—	—
Common equity securities	327.5	327.4	—	0.1
Convertible fixed maturity investments	31.9	—	31.9	—
Other investments(1)	126.0	—	—	126.0
Total(1)	$2,513.2	$627.6	$1,624.3	$261.3
_______________________________________________________________________________

(1)	Excludes the carrying value of $20.2 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of September 30, 2013.

(2)	Fair value includes $239.7 million of fixed maturity investments reclassified to assets held for sale in the September 30, 2013 consolidated balance sheets as part of the Runoff Transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	Fair value at December 31, 2012(2)	Level 1	Level 2	Level 3
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$197.6	$197.6	$—	$—
Debt securities issued by corporations:
Consumer	249.9	—	249.9	—
Industrial	103.5	—	103.5	—
Financial	92.3	—	92.3	—
Communications	70.0	—	70.0	—
Energy	57.1	—	57.1	—
Basic materials	77.8	—	77.8	—
Utilities	46.5	—	46.5	—
Technology	14.4	—	14.4	—
Debt securities issued by corporations	711.5	—	711.5	—
Municipal obligations	3.2	—	3.2	—
Asset-backed securities	927.9	—	922.6	5.3
Foreign government obligations	6.5	5.8	0.7	—
Preferred stocks	84.7	—	13.9	70.8
Fixed maturity investments	1,931.4	203.4	1,651.9	76.1
Short-term investments	232.8	232.8	—	—
Common equity securities:
Financials	48.4	48.3	—	0.1
Basic Materials	42.9	42.9	—	—
Consumer	80.5	80.5	—	—
Energy	38.1	38.1	—	—
Utilities	17.0	17.0	—	—
Other	32.1	32.1	—	—
Common equity securities	259.0	258.9	—	0.1
Convertible fixed maturity investments	62.6	—	62.6	—
Other investments(1)	122.7	—	—	122.7
Total(1)	$2,608.5	$695.1	$1,714.5	$198.9
_______________________________________________________________________________

(1)	Excludes the carrying value of $21.1 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of December 31, 2012.

(2)	Fair value includes $338.1 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2012 consolidated balance sheets as part of the Runoff Transaction.
At September 30, 2013 and December 31, 2012, OneBeacon held one private preferred stock that represented approximately 85% and 84% , respectively, of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the ratings of OneBeacon's corporate debt securities as of September 30, 2013 and 2012:

	September 30, 2013	December 31, 2012
	($ in millions)
AA	$46.5	$37.0
A	353.4	301.6
BBB	324.2	362.5
BB	6.9	7.0
Other	1.2	3.4
Debt securities issued by corporations	$732.2	$711.5
Rollforwards of Fair Value Measurements by Level
The changes in Level 1 fair value measurements for the three and nine months ended September 30, 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2013	$203.4	$258.9	$—	$—	$462.3
Amortization/accretion	(0.2)	—	—	—	(0.2)
Net realized and unrealized gains (losses)	(0.1)	24.6	—	—	24.5
Purchases	59.3	102.4	—	—	161.7
Sales	(98.8)	(89.7)	—	—	(188.5)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2013	$163.6	$296.2	$—	$—	$459.8
Amortization/accretion	—	—	—	—	—
Net realized and unrealized losses	(2.2)	(1.2)	—	—	(3.4)
Purchases	71.6	23.4	—	—	95.0
Sales	(11.1)	(19.9)	—	—	(31.0)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2013	$221.9	$298.5	$—	$—	$520.4
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	(0.1)	18.6	—	—	18.5
Purchases	30.1	42.7	—	—	72.8
Sales	(112.6)	(32.4)	—	—	(145.0)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at September 30, 2013	$139.3	$327.4	$—	$—	$466.7
_______________________________________________________________________________

(1)	Excludes short-term investments which are deemed to have a Level 1 designation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The changes in Level 2 fair value measurements for the three and nine months ended September 30, 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2013	$1,651.9	$—	$62.6	$—	$1,714.5
Amortization/accretion	(3.1)	—	—	—	(3.1)
Net realized and unrealized gains (losses)	(0.5)	—	0.5	—	—
Purchases	531.4	—	5.0	—	536.4
Sales	(560.3)	—	(29.6)	—	(589.9)
Transfers in	—	—	—	—	—
Transfer out	—	—	—	—	—
Balance at March 31, 2013	$1,619.4	$—	$38.5	$—	$1,657.9
Amortization/accretion	(2.7)	—	(0.1)	—	(2.8)
Net realized and unrealized losses	(23.5)	—	(2.6)	—	(26.1)
Purchases	319.0	—	3.7	—	322.7
Sales	(316.6)	—	(9.7)	—	(326.3)
Transfers in	1.8	—	—	—	1.8
Transfer out	—	—	—	—	—
Balance at June 30, 2013	$1,597.4	$—	$29.8	$—	$1,627.2
Amortization/accretion	(2.8)	—	—	—	(2.8)
Net realized and unrealized gains (losses)	(2.8)	—	1.1	—	(1.7)
Purchases	272.8	—	3.3	—	276.1
Sales	(225.8)	—	(2.3)	—	(228.1)
Transfers in	13.8	—	—	—	13.8
Transfer out	(61.3)	—	—	—	(61.3)
Balance at September 30, 2013	$1,591.3	$—	$31.9	$—	$1,623.2
_______________________________________________________________________________

(1)	Excludes short-term investments which are deemed to have a Level 2 designation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The changes in Level 3 fair value measurements for the three and nine months ended September 30, 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2013	$76.1	$0.1	$—	$122.7	$198.9
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains	0.1	—	—	3.7	3.8
Purchases	1.8	—	—	1.8	3.6
Sales	—	—	—	(4.5)	(4.5)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2013	$78.0	$0.1	$—	$123.7	$201.8
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	(0.2)	—	—	4.2	4.0
Purchases	14.0	—	—	3.4	17.4
Sales	—	—	—	(6.7)	(6.7)
Transfers in	—	—	—	—	—
Transfers out	(1.8)	—	—	—	(1.8)
Balance at June 30, 2013	$90.0	$0.1	$—	$124.6	$214.7
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	(1.8)	—	—	1.9	0.1
Purchases	—	—	—	1.3	1.3
Sales	(0.5)	—	—	(1.8)	(2.3)
Transfers in	61.3	—	—	—	61.3
Transfers out	(13.8)	—	—	—	(13.8)
Balance at September 30, 2013	$135.2	$0.1	$—	$126.0	$261.3
_______________________________________________________________________________

(1)	Excludes the carrying value of $20.2 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.
“Transfers in” to Level 3 fixed maturity investments of $61.3 million for the nine months ended September 30, 2013 was comprised of one agency commercial mortgage-backed security for which the estimated fair value was determined using industry standard pricing models that take into account unobservable inputs such as prepayment rate, default rate and swap spread.
“Transfers out” of Level 3 fixed maturity investments of $15.6 million for the nine months ended September 30, 2013 were comprised of two mortgage-backed securities which had been previously classified as a Level 3 measurement and were recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.
Significant Unobservable Inputs
As previously described, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing models and both observable and unobservable inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3 at September 30, 2013.

Description	Fair Value	Rating	Valuation Technique	Unobservable Inputs	Range(1)

Preferred stock	$70.6	N/R	Discounted cash flow	Discount yield	7.8%
Agency commercial mortgage-backed securities	$59.3	AA+	Discounted cash flow	Prepayment/default rate Swap spread	5 CPJ(2) 0.7%
Asset-backed securities	$5.3	AA+	Broker pricing	Broker quote	N/A
_________________________________________________________________________

(1)	As of September 30, 2013, each asset type consists of one security.

(2)	CPJ refers to the market convention assumptions for prepayment and default vector.
The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in agency commercial mortgage-backed securities (“CMBS”). Generally for bonds priced at a premium, increases in prepayment speeds will result in a lower fair value, while decreases in prepayment speed may result in a higher fair value.
The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	($ in millions)
Fixed maturity investments	$(1.8)	$0.4	$(1.8)	$6.6
Short-term investments	—	—	—	—
Common equity securities	—	(0.1)	—	(0.1)
Convertible fixed maturity investments	—	—	—	—
Other investments	3.7	2.1	6.9	4.0
Total	$1.9	$2.4	$5.1	$10.5
Asset-backed Securities
OneBeacon purchases commercial and residential mortgage-backed securities to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency commercial mortgage-backed securities ("CMBS") are generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed rate CMBS and approximately 30 points of subordination on average for floating rate CMBS as of September 30, 2013. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of September 30, 2013, on average less than 1% of the underlying loans were reported as non-performing for all CMBS held by OneBeacon. OneBeacon is not an originator of residential mortgage loans. OneBeacon did not hold any RMBS categorized as sub-prime as of September 30, 2013. OneBeacon's investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of September 30, 2013. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of September 30, 2013, OneBeacon held one mortgage-backed security with a market value of $8.7 million that was classified as non-prime. OneBeacon's non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the carrying value of OneBeacon's asset-backed securities as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$342.0	$282.7	$59.3	$551.2	$551.2	$—
FNMA	2.7	2.7	—	13.9	13.9	—
FHLMC	8.5	8.5	—	10.5	10.5	—
Total agency(1)	353.2	293.9	59.3	575.6	575.6	—
Non-agency:
Residential	52.2	52.2	—	38.1	38.1	—
Commercial	160.6	160.6	—	175.4	175.4	—
Total Non-agency	212.8	212.8	—	213.5	213.5	—
Total mortgage-backed securities	566.0	506.7	59.3	789.1	789.1	—
Other asset-backed securities:
Credit card receivables	122.4	117.1	5.3	49.0	43.7	5.3
Vehicle receivables	219.5	219.5	—	81.5	81.5	—
Other	—	—	—	8.3	8.3	—
Total other asset-backed securities	341.9	336.6	5.3	138.8	133.5	5.3
Total asset-backed securities	$907.9	$843.3	$64.6	$927.9	$922.6	$5.3
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of September 30, 2013 are as follows:

	Fair Value	Security Issuance Year
		2004	2005	2006	2007	2008	2010	2011	2012	2013
	($ in millions)
Total non-agency RMBS	$52.2	$7.2	$7.8	$5.3	$—	$—	$12.9	$—	$—	$19.0
Total non-agency CMBS	160.6	—	—	—	2.9	17.5	6.0	16.3	83.7	34.2
Total non-agency	$212.8	$7.2	$7.8	$5.3	$2.9	$17.5	$18.9	$16.3	$83.7	$53.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of September 30, 2013:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$43.5	$13.2	$30.3	$—
Non-prime	8.7	—	8.7	—
Total	$52.2	$13.2	$39.0	$—
_______________________________________________________________________________

(1)
At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's Financial Services LLC ("Standard & Poor's") or Aaa by Moody's Investors Service, Inc. ("Moody's") and were senior to other AAA or Aaa bonds.

(2)	At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's or Aaa by Moody's and were senior to non-AAA or non-Aaa bonds.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's or Aaa by Moody's and were junior to other bonds.
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels are as follows as of September 30, 2013:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$116.6	$86.5	$25.4	$4.7
Floating rate CMBS	44.0	2.9	17.5	23.6
Total	$160.6	$89.4	$42.9	$28.3
_______________________________________________________________________________

(1)
At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's or AAA by Fitch Ratings and were senior to other AAA or Aaa bonds.

(2)	At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's or Aaa by Moody's and were senior to non-AAA or non-Aaa bonds.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's or Aaa by Moody's and were junior to other bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Other Investments
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$8.0	$—	$8.4	$—
Long bank loan	0.1	—	0.1	—
Long/short equity	38.0	—	36.8	—
Long/short equity activist	2.1	—	2.0	—
Total hedge funds	48.2	—	47.3	—
Private equity funds
Insurance	2.4	0.1	3.1	0.1
Distressed residential real estate	4.7	—	7.9	—
Energy infrastructure and services	26.0	6.1	20.7	7.5
Healthcare	3.5	1.4	2.1	2.7
Multi-sector	16.2	2.6	14.9	3.7
Private equity secondaries	6.4	2.0	7.0	2.0
Real estate	4.5	0.1	5.6	0.1
Total private equity funds	63.7	12.3	61.3	16.1
Total hedge funds and private equity funds(1)	$111.9	$12.3	$108.6	$16.1
_______________________________________________________________________________

(1)
Other investments also includes $14.1 million of an investment in a community reinvestment vehicle as of September 30, 2013 and December 31, 2012, and $20.2 million and $21.1 million, of an investment in a tax advantaged federal affordable housing development fund as of September 30, 2013 and December 31, 2012, respectively.

Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the September 30, 2013 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$5.6	$5.6
Quarterly	26.3	8.0	6.1	—	40.4
Annual	—	—	2.1	0.1	2.2
Total	$26.3	$8.0	$8.2	$5.7	$48.2
Certain of the hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. At September 30, 2013, $1.2 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at September 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. At September 30, 2013, redemptions of $2.1 million were outstanding. The date at which all these redemptions will be received is not determinable at September 30, 2013. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
Investments in private equity funds are generally subject to "lock-up" periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At September 30, 2013, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$7.1	$22.1	$34.5	$—	$63.7
NOTE 6. Debt
OneBeacon's debt outstanding as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	($ in millions)
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.3)	(0.3)
Senior unsecured notes, carrying value	$274.7	$274.7
2012 Senior Notes
In November 2012, OneBeacon U.S. Holdings, Inc. ("OBH") issued $275.0 million face value of senior unsecured debt ("2012 Senior Notes") through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The 2012 Senior Notes bear an annual interest rate of 4.6% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by the Company. OBH incurred $2.8 million in expenses related to the issuance of the 2012 Senior Notes (including the $1.8 million underwriting discount), which were deferred and are being recognized into interest expense over the life of the 2012 Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2012 Senior Notes have an effective yield to maturity of approximately 4.7% per annum. The proceeds from the 2012 Senior Notes were utilized to repurchase and retire, for $275.9 million, the remaining $269.8 million balance outstanding on the Company's previously held senior notes issued in 2003 ("2003 Senior Notes").
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

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
Previously, the Company reported its insurance operations through a Specialty Insurance Operations segment and an Other Insurance Operations segment. The former Specialty Insurance Operations segment was comprised of twelve underwriting operating segments that were aggregated into a single reportable segment, with supplemental disclosures of three major underwriting units for financial reporting: MGA Business, Specialty Industries and Specialty Products. The former Other Insurance Operations segment consisted of substantially all operations classified as discontinued operations as of September 30, 2013 and December 31, 2012, including AutoOne, other run-off business, and certain purchase accounting adjustments relating to the run-off business resulting from the OneBeacon Acquisition. Prior periods have been reclassified to conform to the current presentation.
Invested assets are not allocated to the Specialty Products and Specialty Industries segments since OneBeacon does not manage them by segment. Invested assets, net investment income and net realized and unrealized investment gains related to OneBeacon's Specialty Products and Specialty Industries segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments. Debt and the related interest expense on debt also are not allocated to or managed by segment and are also included in the Investing, Financing and Corporate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
Three months ended September 30, 2013
Earned premiums	$132.2	$146.7	$—	$278.9
Loss and loss adjustment expense	(84.2)	(83.6)	—	(167.8)
Policy acquisition expenses	(27.4)	(26.2)	—	(53.6)
Other underwriting expenses	(21.2)	(25.6)	—	(46.8)
Total underwriting income (loss)	(0.6)	11.3	—	10.7
Net investment income	—	—	10.1	10.1
Net realized and change in unrealized investment gains	—	—	17.0	17.0
Net other revenues	—	0.6	4.9	5.5
General and administrative expenses	—	(1.1)	(3.0)	(4.1)
Interest expense	—	—	(3.3)	(3.3)
Pre-tax income (loss) from continuing operations	$(0.6)	$10.8	$25.7	$35.9

Three months ended September 30, 2012
Earned premiums	$157.4	$136.5	$—	$293.9
Loss and loss adjustment expense	(90.4)	(74.3)	—	(164.7)
Policy acquisition expenses	(40.3)	(26.3)	—	(66.6)
Other underwriting expenses	(21.9)	(25.5)	—	(47.4)
Total underwriting income	4.8	10.4	—	15.2
Net investment income	—	—	12.8	12.8
Net realized and change in unrealized investment gains	—	—	40.0	40.0
Net other revenues (expenses)	0.1	(1.1)	0.6	(0.4)
General and administrative expenses	—	(0.6)	(3.8)	(4.4)
Interest expense	—	—	(4.0)	(4.0)
Pre-tax income from continuing operations	$4.9	$8.7	$45.6	$59.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
Nine months ended September 30, 2013
Earned premiums	$426.9	$419.3	$—	$846.2
Loss and loss adjustment expense	(240.6)	(233.1)	—	(473.7)
Policy acquisition expenses	(84.3)	(76.6)	—	(160.9)
Other underwriting expenses	(72.5)	(78.2)	—	(150.7)
Total underwriting income	29.5	31.4	—	60.9
Net investment income	—	—	30.9	30.9
Net realized and change in unrealized investment gains	—	—	19.9	19.9
Net other revenues	0.3	0.9	28.9	30.1
General and administrative expenses	(0.1)	(2.3)	(8.6)	(11.0)
Interest expense	—	—	(9.8)	(9.8)
Pre-tax income from continuing operations	$29.7	$30.0	$61.3	$121.0

Nine months ended September 30, 2012
Earned premiums	$449.2	$396.8	$—	$846.0
Loss and loss adjustment expense	(245.7)	(206.8)	—	(452.5)
Policy acquisition expenses	(111.6)	(74.0)	—	(185.6)
Other underwriting expenses	(67.7)	(78.5)	—	(146.2)
Total underwriting income	24.2	37.5	—	61.7
Net investment income	—	—	41.5	41.5
Net realized and change in unrealized investment gains	—	—	57.9	57.9
Net other revenues (expenses)	0.4	(1.0)	0.5	(0.1)
General and administrative expenses	—	(1.4)	(8.3)	(9.7)
Interest expense	—	—	(12.1)	(12.1)
Pre-tax income from continuing operations	$24.6	$35.1	$79.5	$139.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate(1)
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
September 30, 2013
Total investments	$—	$—	$2,293.7	$2,293.7
Reinsurance recoverables	32.4	53.7	—	86.1
Deferred acquisition costs	56.5	51.2	—	107.7
Unpaid loss and loss adjustment expense reserves	608.9	444.0	—	1,052.9
Unearned premiums	282.6	270.1	—	552.7
Debt	—	—	274.7	274.7

December 31, 2012
Total investments	$—	$—	$2,291.5	$2,291.5
Reinsurance recoverables	52.3	58.3	—	110.6
Deferred acquisition costs	75.1	48.8	—	123.9
Unpaid loss and loss adjustment expense reserves	561.9	438.1	—	1,000.0
Unearned premiums	318.7	255.1	—	573.8
Debt	—	—	274.7	274.7
_______________________________________________________________________________
(1)As described in Note 2, balances related to the the Runoff Business are presented as held for sale. Total investments excludes $239.7 million and $338.1 million of fixed maturity investments reclassified to assets held for sale as of September 30, 2013 and December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

The following tables provide net written premiums, earned premiums and underwriting ratios for OneBeacon's insurance operations by reportable segment and in total, for the three and nine months ended September 30, 2013, and 2012:

	Insurance Operations
($ in millions)	Specialty Products	Specialty Industries	Consolidated
Three months ended September 30, 2013
Net written premiums	$172.0	$142.1	$314.1
Earned premiums	132.2	146.7	278.9
Underwriting ratios:
Loss and LAE	63.7%	56.9%	60.1%
Expense	36.7	35.4	36.0
Total combined ratio	100.4%	92.3%	96.1%

Three months ended September 30, 2012
Net written premiums	$203.9	$131.3	$335.2
Earned premiums	157.4	136.5	293.9
Underwriting ratios:
Loss and LAE	57.4%	54.4%	56.0%
Expense	39.5	37.9	38.8
Total combined ratio	96.9%	92.3%	94.8%

	Insurance Operations
($ in millions)	Specialty Products	Specialty Industries	Consolidated
Nine months ended September 30, 2013
Net written premiums	$393.3	$432.8	$826.1
Earned premiums	426.9	419.3	846.2
Underwriting ratios:
Loss and LAE	56.4%	55.6%	56.0%
Expense	36.7	36.9	36.8
Total combined ratio	93.1%	92.5%	92.8%

Nine months ended September 30, 2012
Net written premiums	$510.3	$420.1	$930.4
Earned premiums	449.2	396.8	846.0
Underwriting ratios:
Loss and LAE	54.7%	52.1%	53.5%
Expense	39.9	38.4	39.2
Total combined ratio	94.6%	90.5%	92.7%
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
The components of net periodic benefit cost for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	($ in millions)
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	1.1	1.2	3.2	3.6
Expected return on plan assets	(1.8)	(1.7)	(5.4)	(5.1)
Amortization of unrecognized loss	0.2	0.2	0.7	0.6
Net periodic pension income before settlement and special termination benefits	(0.3)	(0.1)	(0.9)	(0.3)
Special termination benefits expense(1)	—	0.1	0.3	0.2
Settlement expense	—	0.5	—	0.5
Total net periodic benefit expense (income)	$(0.3)	$0.5	$(0.6)	$0.4
_______________________________________________________________________________

(1)	Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.
OneBeacon does not expect to make a contribution to its fully-funded Qualified Plan in 2013. OneBeacon anticipates contributing $2.2 million to the Non-qualified Plan in 2013, for which OneBeacon has assets held in a rabbi trust. As of September 30, 2013, $1.7 million in contributions have been made to the Non-qualified Plan.
During the third quarter of 2012, the Qualified Plan experienced a partial plan settlement which required re-measurement of the remaining accumulated plan benefits. OneBeacon’s discount rate assumption used to account for the Qualified Plan reflects the rate at which the benefit obligation could effectively be settled. Based on consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries, insurance company annuity contract pricings and cash flow matching analyses, the discount rate utilized for the revaluation of the Qualified Plan obligation was 3.75% as of September 30, 2012, as compared to 4.50% at December 31, 2011. As a result of the partial settlement and re-measurement, the Company recognized a loss of $0.5 million through pre-tax income and a pre-tax loss of $3.7 million through other comprehensive income in the three and nine months ended September 30, 2012. At the time of settlement, the remaining Qualified Plan liabilities, which were attributable to Qualified Plan participants who were actively employed by OneBeacon, terminated vested participants and retired participants, were approximately $92.4 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

Performance Shares
The following summarizes performance share activity for OB Performance Shares for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013		2012
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	489,867	$2.4	560,577	$3.1
Payments and deferrals(1)	—	—	—	—
New awards	—	—	—	—
Forfeitures and net change in assumed forfeitures	—	—	(3,354)	—
Expense (benefit) recognized	—	0.1	—	(2.2)
End of period	489,867	$2.5	557,223	$0.9

	Nine months ended September 30,
	2013		2012
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	563,190	$1.2	642,667	$9.7
Payments and deferrals(1)	(238,658)	—	(258,901)	(7.8)
New awards	179,000	—	181,290	—
Forfeitures and net change in assumed forfeitures	(13,665)	(0.1)	(7,833)	—
Expense recognized	—	1.4	—	(1.0)
End of period	489,867	$2.5	557,223	$0.9
_______________________________________________________________________________

(1)
No payments were made in 2013 for the 2010-2012 performance cycle as the performance factor was zero percent. Performance share payments in 2012 for the 2009-2011 performance cycle were based upon a performance factor of 138.6%.

The following summarizes performance shares outstanding and accrued performance share expense at September 30, 2013 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2011 - 2013	142,138	$0.5
2012 - 2014	181,290	1.4
2013 - 2015	179,000	0.7
Subtotal	502,428	2.6
Assumed forfeitures	(12,561)	(0.1)
Total at September 30, 2013	489,867	$2.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

If 100% of the outstanding performance shares had been vested on September 30, 2013, the total additional compensation cost to be recognized would have been $3.1 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) at September 30, 2013.
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
The following summarizes restricted shares activity for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013		2012
	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
	($ in millions)
Beginning of period	918,000	$8.0	930,000	$11.2
New awards	—	—	—	—
Forfeitures	(3,000)	—	—	—
Vested	—	—	—	—
Expense recognized	—	(0.7)	—	(0.8)
End of period	915,000	$7.3	930,000	$10.4

	Nine months ended September 30,
	2013		2012
	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
	($ in millions)
Beginning of period	927,000	$9.6	630,000	$7.7
New awards	—	—	300,000	4.6
Forfeitures	(3,000)	—	—	—
Vested	(9,000)	—	—	—
Expense recognized	—	(2.3)	—	(1.9)
End of period	915,000	$7.3	930,000	$10.4
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. Income Taxes

OneBeacon's income tax expense related to pre-tax income from continuing operations for the three months ended September 30, 2013 and 2012 represented net effective tax rates of (8.1)% and 24.0%, respectively. The net effective tax rates for the nine months ended September 30, 2013 and 2012 were 13.1% and 20.2%, respectively. The effective tax rates for the three and nine months ended September 30, 2013 were lower than the U.S. statutory rate of 35% due to a reduction in the valuation allowance as a result of the restructuring of the surplus note issued by Houston General Insurance Exchange and income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. The effective tax rates for the three and nine months ended September 30, 2012 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. For the three months ended September 30, 2013 and 2012, the effective tax rate on non-U.S. income was 0.5% and 0.7%, respectively, and the effective tax rate on U.S. income was (19.7)% and 37.4%, respectively. For the nine months ended September 30, 2013 and 2012, the effective tax rate on non-U.S. income was 0.3% and 0.7%, respectively, and the effective tax rate on U.S. income was 24.3% and 34.0%, respectively.
In arriving at the effective tax rate for the three months and nine months ended September 30, 2013 and 2012, OneBeacon forecasted all income and expense items including the change in unrealized investment gains and realized investment gains for the years ending December 31, 2013 and 2012, and included these gains in the effective tax rate calculation pursuant to ASC 740-270.
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
On July 28, 2011, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2007, 2008 and 2009. On July 17, 2013, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $64.5 million. However, $60.2 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority. OneBeacon disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.
On September 2, 2013, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2010, 2011 and 2012. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.
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
At September 30, 2013 and December 31, 2012, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $272.2 million and $282.4 million, respectively, which compared to a carrying value of $274.7 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. Fair Value of Financial Instruments

as of both September 30, 2013 and December 31, 2012. The fair value measurement of the Senior Notes is classified as Level 2 in the valuation hierarchy.
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
The following summarizes significant ongoing non-claims related litigation or arbitration as of September 30, 2013:
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
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs have filed a notice of appeal.
In addition, OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. The Committee Action is proceeding, pending lifting of the stay and entry of a further scheduling order.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table outlines the Company's computation of earnings per share for net income from continuing operations attributable to OneBeacon's common shareholders for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Earnings attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders	$38.8	$44.6	$104.3	$109.9
Allocation of income for participating unvested restricted common shares	(0.4)	(0.4)	(1.0)	(1.0)
Dividends paid on participating restricted common shares	(0.2)	(0.2)	(0.6)	(0.6)
Total allocation to restricted common shares	(0.6)	(0.6)	(1.6)	(1.6)
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$38.2	$44.0	$102.7	$108.3

Undistributed net earnings (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$38.2	$44.0	$102.7	$108.3
Dividends paid, net of restricted common share amounts	(19.8)	(19.8)	(59.5)	(59.5)
Total undistributed net earnings, net of restricted common share amounts	$18.4	$24.2	$43.2	$48.8

Earnings per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.4	95.4	95.4	95.3
Weighted average unvested restricted common shares(1)	(0.9)	(0.9)	(0.9)	(0.8)
Basic and diluted earnings per share denominator(2)	94.5	94.5	94.5	94.5

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income from continuing operations attributable to OneBeacon's common shareholders	$0.41	$0.47	$1.09	$1.15
Dividends declared and paid	(0.21)	(0.21)	(0.63)	(0.63)
Undistributed earnings	$0.20	$0.26	$0.46	$0.52
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

(2)
Common shares issuable upon exercise of the options were not included in the three and nine months ended September 30, 2012 as the exercise price was greater than the average market price of common shares. There were no options outstanding during the three and nine months ended September 30, 2013.

Basic and diluted income (loss) per share amounts for discontinued operations are included in Note 15—"Discontinued Operations."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the nine months ended September 30, 2013 and 2012, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million as of September 30, 2013.
During the nine months ended September 30, 2013, the Company repurchased 3,300 common shares to satisfy employee income tax withholding, pursuant to employee benefit plans. No shares were repurchased during the nine months ended September 30, 2012. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
Dividends on Common Shares
During the nine months ended September 30, 2013 and 2012, the Company declared and paid cash dividends totaling $60.1 million and $60.0 million, respectively, or $0.63 per common share for each nine month period.
Accumulated Other Comprehensive Income (Loss)
For the nine months ended September 30, 2013 and 2012, OneBeacon recorded pre-tax changes to accumulated other comprehensive income (loss) for net increases in net benefit plan assets and obligations of $0.7 million. As a result of the partial settlement and re-measurement discussed in Note 8—"Retirement Plans," the Company recognized a pre-tax loss of $3.7 million through other comprehensive income in the nine months ended September 30, 2012.
NOTE 15. Discontinued Operations
Runoff Business
As described in Note 1 and Note 2, on October 17, 2012, OneBeacon entered into the Stock Purchase Agreement to sell the Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, the Runoff Transaction includes the sale of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the business as well as certain elements of the Runoff Business infrastructure, including staff and office space. The Runoff Transaction is expected to close in the second quarter of 2014, subject to regulatory approvals, which includes a third party actuarial review which has been completed.
In anticipation of the Runoff Transaction, OneBeacon received regulatory approval as required from various state departments of insurance effective October 1, 2012 to terminate the then-existing pooling agreement and intercompany 100% quota share reinsurance agreements and to enter into new 100% quota share reinsurance agreements. The result is that the Runoff Business is assumed and retained by OBIC, one of the legal entities that will be transferred to Armour at closing, and that the ongoing specialty business is assumed and retained by Atlantic Specialty Insurance Company ("ASIC"), one of the entities that OneBeacon will continue to own post-closing.
Regulatory Approval Process and Independent Actuarial Analysis
The Pennsylvania Insurance Department (“PID”) is required to conduct an examination of the Runoff Business as part of its regulatory review of the Runoff Transaction. Pursuant to this examination, the PID required a third party actuarial review to provide an independent actuarial assessment of the loss reserves associated with the Runoff Business, which is a normal requirement associated with such examinations. The independent actuarial review was completed on September 9, 2013; the summary report was filed with the PID on September 17, 2013; and the PID posted the summary report to its public web site on September 19, 2013, which the Company referenced in a Form 8-K filed on the same date. The independent actuarial review produced a range of total statutory net loss and LAE reserves of $215 million to $668 million as of March 31, 2013. This compares to the Company’s recorded statutory net loss and LAE reserves of $166 million as of March 31, 2013.
Two items cause the majority of the difference between the Company’s recorded net loss and LAE reserves and the low end of the range of estimates produced by the independent actuarial review. First, the independent actuaries did not assume that historically favorable loss experience would repeat in the future, causing the low end estimate to be approximately $46 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

higher. Second, the provision for estimated costs to administer the runoff claims, as developed by the independent actuarial review, focused mainly on Armour’s estimated cost structure versus the Company’s cost structure which would have generated a $17 million lower cost estimate.
The high end of the range produced by the independent actuarial review results from the accumulation of conservative selections in many other key assumptions, such as medical inflation costs, mortality experience, lump sum settlement rates, tail factors, and other judgmental items, which are more fully described in our Critical Accounting Estimates on pages 65-76 of the Company’s 2012 Annual Report on Form 10-K.
As of September 30, 2013, the net loss and LAE reserves associated with the Runoff Business totaled $131 million, a reduction due to normal claim runoff. Management believes that the recorded net loss and LAE reserves continue to reflect a reasonable provision for expected future loss and LAE payments and represent management’s best estimate within a range of reasonable estimates.
During the fourth quarter of 2013, the Company’s actuaries will complete additional analyses of the loss and LAE reserves associated with the Runoff Business. In addition to the internal actuaries taking into account the differing assumptions, methods, and analyses produced by the independent actuarial review and other factors, management will consider other sources of information, including runoff claims staffing models and related costs as well as perspectives provided by the PID during the ongoing regulatory approval process. Management will also consider that, for the two most recent quarters since the date of the independent actuarial review, actual loss emergence on the runoff reserves has continued to be consistent with or lower than the expected losses used to estimate its recorded net loss and LAE reserves. This recent claims experience was not considered in the results of the independent actuarial review described above.
While management believes that the recorded loss and LAE reserves make a reasonable provision for future loss and LAE payments related to the Runoff Business, once all factors are considered, including the information contained in the independent actuarial review and recent claims experience, it is possible that the fourth quarter or subsequent internal actuarial analyses may cause the actuarial indications to increase, which could result in an increase in management’s best estimate of loss and LAE reserves associated with the Runoff Business. In the event that the Company records an increase in the loss and LAE reserves associated with the Runoff Business in the fourth quarter or at any time prior to the closing of the Runoff Transaction, the estimated loss on sale of the Runoff business would be reduced by an equal and offsetting amount in the same period. The offset to the estimated loss on sale would reflect the terms of the Stock Purchase Agreement, under which Armour has assumed the risk that loss and LAE reserves develop unfavorably from September 30, 2012 onward.
Although the Stock Purchase Agreement stipulates the amount of reserves and surplus to be transferred to Armour at closing, the PID may require additional reserves and/or surplus as a closing condition. In that event, and to respond to such a closing condition, the Stock Purchase Agreement provides that the Company would invest in surplus notes issued by the transferring companies, subject to certain limits on the amount of surplus notes issued. The Company believes that the transferred reserves and surplus plus the funding requirements/limitations agreed to in the Stock Purchase Agreement cover the full range of claim projections produced in the independent actuarial review. The Company now expects the closing date of the Runoff Transaction to occur in the second quarter of 2014. Accordingly, OneBeacon and Armour have amended the Stock Purchase Agreement to extend the date on which the Stock Purchase Agreement may be terminated by the parties to July 31, 2014.
AutoOne
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

Summary of Reclassified Balances and Related Items
As of September 30, 2013 and December 31, 2012, the Runoff Transaction met the criteria for held for sale accounting. As a result, the assets and liabilities associated with the businesses being sold, after effecting the various steps contemplated by the Stock Purchase Agreement, are presented separately as single line items in the asset and liability sections of the consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively. The following summarizes the major categories of assets and liabilities associated with the business classified as held for sale:

	September 30, 2013	December 31, 2012
	($ in millions)
Investments	$239.7	$338.1
Premiums receivable	9.8	11.0
Reinsurance recoverable on unpaid losses(1)	1,666.5	1,840.8
Reinsurance recoverable on paid losses	21.8	15.6
Net deferred tax asset	3.2	5.1
Other assets	16.2	16.2
Total assets held for sale	$1,957.2	$2,226.8

Unpaid loss and loss adjustment expense reserves(1)	$1,797.1	$2,052.6
Unearned premiums	0.2	0.5
Ceded reinsurance payable	12.8	21.9
Other liabilities(2)	147.1	151.8
Total liabilities held for sale	$1,957.2	$2,226.8
_______________________________________________________________________________

(1)
The September 30, 2013 and December 31, 2012 balances include the remaining purchase accounting fair value adjustments of $140.2 million and $150.1 million, respectively, relating to the OneBeacon Acquisition. As of September 30, 2013 and December 31, 2012, reinsurance recoverable on unpaid losses, gross of purchase accounting adjustments, were $1,806.7 million and $1,990.9 million, respectively, and unpaid loss and LAE reserves, gross of purchase accounting adjustments, were $1,937.3 million and $2,202.7 million for each period.

(2)	Other liabilities as of September 30, 2013 and December 31, 2012 include the accrual related to the pre-tax loss on sale of the Runoff Business of $140.7 million.
As described in Note 1, the results of operations for the Runoff Business have been classified as discontinued operations and are presented as such, net of related income taxes, in the statements of operations and comprehensive income and cash flows for all periods. Investing and financing activities for OneBeacon are managed on a consolidated basis reported within the Investing, Financing and Corporate segment. Therefore, no investment or financing activity is included in discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	($ in millions)
Net written premiums	$1.0	$(1.2)	$0.4	$0.6
Revenues
Earned premiums	$1.1	$(0.4)	$0.7	$10.0
Other revenue	—	—	7.8	—
Total revenues	1.1	(0.4)	8.5	10.0
Expenses
Loss and loss adjustment expenses	0.1	27.7	7.6	48.4
Policy acquisition expenses	0.1	(0.8)	0.1	(1.3)
Other underwriting expenses (income)	0.4	(1.1)	0.3	1.1
Total expenses	0.6	25.8	8.0	48.2
Pre-tax income (loss)	0.5	(26.2)	0.5	(38.2)
Income tax benefit (expense)	(0.2)	10.4	(0.2)	13.4
Income (loss) from discontinued operations, net of tax	0.3	(15.8)	0.3	(24.8)
Loss from sale of discontinued operations, net of tax	—	(91.0)	—	(91.0)
Net income (loss) from discontinued operations, net of tax	$0.3	$(106.8)	$0.3	$(115.8)
Income (Loss) per Share Related to Discontinued Operations
Basic income (loss) per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

The following table outlines the computation of income (loss) per share for discontinued operations attributable to OneBeacon's common shareholders for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income (loss) attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income (loss) from discontinued operations attributable to OneBeacon's common shareholders	$0.3	$(106.8)	$0.3	$(115.8)
Allocation of loss for participating unvested restricted common shares	—	1.0	—	1.0
Net income (loss) from discontinued operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$0.3	$(105.8)	$0.3	$(114.8)

Income (loss) per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.4	95.4	95.4	95.3
Weighted average unvested restricted common shares(1)	(0.9)	(0.9)	(0.9)	(0.9)
Basic and diluted income (loss) per share denominator(2)	94.5	94.5	94.5	94.4

Income (loss) per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income (loss) from discontinued operations attributable to OneBeacon's common shareholders per share	$—	$(1.12)	$—	$(1.22)
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

(2)
Common shares issuable upon exercise of the options were not included in the three and nine months ended September 30, 2012 as their inclusion would be anti-dilutive. There were no options outstanding during the three and nine months ended September 30, 2013, as the remaining outstanding options expired unexercised during the year ended December 31, 2012.

Additional Disclosures
Due to the relative significance of the transactions described above, OneBeacon has expanded the disclosures herein to provide additional insight into the balances and related activity reclassified to held for sale and discontinued operations.
Results of Discontinued Operations
Income from discontinued operations, net of tax, for both the three and nine months ended September 30, 2013 was $0.3 million. The results of discontinued operations for the nine months ended September 30, 2013 are net of other revenue of $7.8 million associated with a settlement award in the second quarter of 2013 in the Safeco v. American International Group, Inc. (“AIG”) class action related to AIG's alleged underreporting of workers' compensation premiums to the National Workers' Compensation Reinsurance Pool. In light of the ongoing regulatory review of the Runoff Business and the Runoff Transaction, which includes a third party actuarial review, the Company decided to increase loss and LAE reserves in the second quarter of 2013 by approximately the same amount of the benefit resulting from the settlement.
Loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2012 was $15.8 million and $24.8 million, respectively, primarily related to the Runoff Business. The three and nine months ended September 30, 2012 included $9.0 million of after tax incurred loss and LAE relating to an adjustment to the workers compensation discount rate applied to the loss reserves being transferred in connection with the Runoff Transaction. Additionally, OneBeacon recorded $6.5 million of after tax underwriting losses in connection with the Runoff Business, primarily related to adverse prior year loss reserve development related to a legacy assumed reinsurance treaty. The nine months ended September 30, 2012 also included case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims.
For the three and nine months ended September 30, 2012, OneBeacon recognized a loss on sale of discontinued operations of $91.0 million in connection with the Runoff Transaction and AutoOne Transaction. During the three months ended September 30, 2012, the Company recorded a $91.5 million after tax ($140.7 million pre-tax) estimated loss on sale of the Runoff Business. Also during the three months ended September 30, 2012, OneBeacon and Interboro reached conclusion on post-closing adjustments to the closing balance sheet resulting in OneBeacon recording a net gain of $0.5 million after tax, reflecting a true up of the estimated loss on sale of AutoOne.
Fair Value Adjustment
In connection with purchase accounting for the OneBeacon Acquisition, the Company was required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables. Loss and LAE reserves and the related reinsurance recoverable presented in the summary of reclassified balances within assets and liabilities held for sale as of September 30, 2013 and December 31, 2012, are net of $140.2 million and $150.1 million, respectively, related to the outstanding pre-tax unaccreted adjustment.
Asbestos and Environmental (A&E) Loss and LAE Reserve Activity
OneBeacon's reserves include provisions made for claims that assert damages from A&E related exposures. These reserves have been reclassified to liabilities held for sale as of September 30, 2013 and December 31, 2012, as they are part of the Runoff Business.
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
Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the underlying Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. OneBeacon estimates that on an incurred basis it has used approximately $2.3 billion of the coverage provided by NICO at September 30, 2013. Net losses paid totaled approximately $1.6 billion as of September 30, 2013. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover at September 30, 2013.
Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal. OneBeacon has ceded estimated incurred losses of $562.0 million to GRC under the GRC Cover. As of September 30, 2013, OneBeacon has $384.3 million of reinsurance recoverable on unpaid losses outstanding under the GRC Cover.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

At September 30, 2013, OneBeacon had $21.8 million of reinsurance recoverable on paid losses and $1,806.7 million (gross of $140.2 million in purchase accounting adjustments, as described above) that will become recoverable if claims are paid in accordance with current reserve estimates, related to the Runoff Business that have been reclassified to assets held for sale. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table provides a listing of the top reinsurers related to the Runoff Business reported in assets held for sale, excluding industry pools and associations, based on reinsurance recoverable amounts on paid and unpaid losses, the percentage of the total reported as held for sale (gross of the $140.2 million in purchase accounting adjustment), and the reinsurers' A.M. Best ratings.

($ in millions)	Balance at September 30, 2013	% of total	A.M. Best Rating(1)
National Indemnity Company ("NICO") and General Reinsurance Corporation(2)	$1,292.2	71%	A++
Hanover Insurance Company	54.4	3%	A
Tokio Marine and Nichido Fire(3)	25.8	1%	A++
Munich Reinsurance America	19.9	1%	A+
Tower Insurance Company	13.0	1%	B++(4)
_______________________________________________________________________________

(1)
A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of sixteen financial strength ratings), “A+” (Superior, which is the second highest of sixteen financial strength ratings), “A” (Excellent, which is the third highest of sixteen financial strength ratings) and “B++” (Good, which is the fifth highest of sixteen financial strength ratings).

(2)	Includes $198.3 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers.

(3)	Excludes $28.0 million of reinsurance recoverables from the various reinsurers that are guaranteed by Tokio Marine and Nichido Fire.

(4)	Under review with negative implications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH. The following tables present OneBeacon's consolidating balance sheets as of September 30, 2013 and December 31, 2012 and statements of operations and comprehensive income and cash flows for the three and nine months ended September 30, 2013 and 2012. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of September 30, 2013		(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,586.2	$64.6	$(24.7)	$1,626.1
Short-term investments, at amortized cost (which approximates fair value)	4.2	153.2	4.6	—	162.0
Common equity securities, at fair value	—	327.5	—	—	327.5
Convertible fixed maturity investments, at fair value	—	31.9	—	—	31.9
Other investments	—	146.2	—	—	146.2
Total investment securities	4.2	2,245.0	69.2	(24.7)	2,293.7
Cash	—	173.4	0.4	—	173.8
Reinsurance recoverables	—	86.1	—	—	86.1
Premiums receivable	—	255.9	—	—	255.9
Deferred acquisition costs	—	107.7	—	—	107.7
Net deferred tax asset	—	129.5	(2.0)	(0.3)	127.2
Investment income accrued	—	11.0	0.1	(0.5)	10.6
Accounts receivable on unsettled investment sales	—	9.4	—	—	9.4
Investments in subsidiaries	1,059.0	—	1,131.7	(2,190.7)	—
Other assets	(1.2)	199.6	5.1	—	203.5
Assets held for sale	—	1,957.2	—	—	1,957.2
Total assets	$1,062.0	$5,174.8	$1,204.5	$(2,216.2)	$5,225.1
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,052.9	$—	$—	$1,052.9
Unearned premiums	—	552.7	—	—	552.7
Debt	—	—	299.7	(25.0)	274.7
Accounts payable on unsettled investment purchases	—	5.9	—	—	5.9
Other liabilities	(0.1)	309.9	7.4	(0.5)	316.7
Liabilities held for sale	—	1,957.2	—	—	1,957.2
Total liabilities	(0.1)	3,878.6	307.1	(25.5)	4,160.1
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,062.1	1,293.3	897.4	(2,190.7)	1,062.1
Total noncontrolling interests	—	2.9	—	—	2.9
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,062.1	1,296.2	897.4	(2,190.7)	1,065.0
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,062.0	$5,174.8	$1,204.5	$(2,216.2)	$5,225.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of December 31, 2012		(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,602.4	$16.6	$(25.7)	$1,593.3
Short-term investments, at amortized cost (which approximates fair value)	2.7	169.9	60.2	—	232.8
Common equity securities, at fair value	—	259.0	—	—	259.0
Convertible fixed maturity investments, at fair value	—	62.6	—	—	62.6
Other investments	—	143.8	—	—	143.8
Total investment securities	2.7	2,237.7	76.8	(25.7)	2,291.5
Cash	—	43.9	—	—	43.9
Reinsurance recoverables	—	110.6	—	—	110.6
Premiums receivable	—	225.6	—	—	225.6
Deferred acquisition costs	—	123.9	—	—	123.9
Net deferred tax asset	—	140.2	(2.5)	0.1	137.8
Investment income accrued	—	12.3	—	(0.2)	12.1
Accounts receivable on unsettled investment sales	—	1.4	0.7	—	2.1
Investments in subsidiaries	1,012.4	—	1,062.6	(2,075.0)	—
Other assets	0.3	219.8	7.1	—	227.2
Assets held for sale	—	2,226.8	—	—	2,226.8
Total assets	$1,015.4	$5,342.2	$1,144.7	$(2,100.8)	$5,401.5
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,000.0	$—	$—	$1,000.0
Unearned premiums	—	573.8	—	—	573.8
Debt	—	—	299.6	(24.9)	274.7
Accounts payable on unsettled investment purchases	—	6.2	—	—	6.2
Other liabilities	0.9	295.9	6.0	(0.1)	302.7
Liabilities held for sale	—	2,226.8	—	—	2,226.8
Total liabilities	0.9	4,102.7	305.6	(25.0)	4,384.2
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,014.5	1,236.7	839.1	(2,075.8)	1,014.5
Total noncontrolling interests	—	2.8	—	—	2.8
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,014.5	1,239.5	839.1	(2,075.8)	1,017.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,015.4	$5,342.2	$1,144.7	$(2,100.8)	$5,401.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Three months ended September 30, 2013	(in millions)
Revenues
Earned premiums	$—	$278.9	$—	$—	$278.9
Net investment income (expense)	—	10.2	0.2	(0.3)	10.1
Net realized and change in unrealized investment gains	—	17.2	(0.4)	0.2	17.0
Net other revenues	—	5.5	—	—	5.5
Total revenues	—	311.8	(0.2)	(0.1)	311.5
Expenses
Loss and loss adjustment expenses	—	167.8	—	—	167.8
Policy acquisition expenses	—	53.6	—	—	53.6
Other underwriting expenses	—	46.8	—	—	46.8
General and administrative expenses	1.7	2.2	0.2	—	4.1
Interest expense	—	—	3.5	(0.2)	3.3
Total expenses	1.7	270.4	3.7	(0.2)	275.6
Pre-tax (loss) income from continuing operations	(1.7)	41.4	(3.9)	0.1	35.9
Income tax benefit (expense)	—	0.5	2.5	(0.1)	2.9
Net (loss) income from continuing operations	(1.7)	41.9	(1.4)	—	38.8
Loss from discontinued operations, net of tax	—	0.3	—	—	0.3
(Loss) income before equity in earnings of unconsolidated affiliates	(1.7)	42.2	(1.4)	—	39.1
Equity in earnings of subsidiaries, net of tax	44.5	—	34.0	(78.5)	—
Net income (loss) including noncontrolling interests	42.8	42.2	32.6	(78.5)	39.1
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to OneBeacon's common shareholders	42.8	42.2	32.6	(78.5)	39.1
Net change in benefit plan assets and obligations, net of tax	0.2	—	0.2	(0.2)	0.2
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$43.0	$42.2	$32.8	$(78.7)	$39.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Three months ended September 30, 2012	(in millions)
Revenues
Earned premiums	$—	$293.9	$—	$—	$293.9
Net investment income	—	13.5	0.1	(0.8)	12.8
Net realized and change in unrealized investment gains	—	38.7	1.0	0.3	40.0
Net other revenues (expenses)	—	(0.2)	(0.2)	—	(0.4)
Total revenues	—	345.9	0.9	(0.5)	346.3
Expenses
Loss and loss adjustment expenses	—	164.7	—	—	164.7
Policy acquisition expenses	—	66.6	—	—	66.6
Other underwriting expenses	—	47.4	—	—	47.4
General and administrative expenses	1.5	2.7	0.2	—	4.4
Interest expense	—	(0.1)	4.8	(0.7)	4.0
Total expenses	1.5	281.3	5.0	(0.7)	287.1
Pre-tax (loss) income from continuing operations	(1.5)	64.6	(4.1)	0.2	59.2
Income tax (expense) benefit	—	(16.1)	2.0	(0.1)	(14.2)
Net (loss) income from continuing operations	(1.5)	48.5	(2.1)	0.1	45.0
Loss from discontinued operations, net of tax	—	(15.8)	—	—	(15.8)
Loss from sale of discontinued operations, net of tax	—	(91.0)	—	—	(91.0)
Net loss before equity in earnings of unconsolidated affiliates	(1.5)	(58.3)	(2.1)	0.1	(61.8)
Equity in loss of subsidiaries, net of tax	(60.7)	—	(69.9)	130.6	—
Net loss including noncontrolling interests	(62.2)	(58.3)	(72.0)	130.7	(61.8)
Less: Net income attributable to noncontrolling interests	—	(0.4)	—	—	(0.4)
Net loss attributable to OneBeacon's common shareholders	(62.2)	(58.7)	(72.0)	130.7	(62.2)
Net change in benefit plan assets and obligations, net of tax	(2.0)	—	(2.0)	2.0	(2.0)
Comprehensive loss attributable to OneBeacon's common shareholders	$(64.2)	$(58.7)	$(74.0)	$132.7	$(64.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Nine months ended September 30, 2013	(in millions)
Revenues
Earned premiums	$—	$846.2	$—	$—	$846.2
Net investment income (expense)	—	32.1	(0.3)	(0.9)	30.9
Net realized and change in unrealized investment gains	—	19.7	(0.8)	1.0	19.9
Net other revenues	—	30.1		—	30.1
Total revenues	—	928.1	(1.1)	0.1	927.1
Expenses
Loss and loss adjustment expenses	—	473.7	—	—	473.7
Policy acquisition expenses	—	160.9	—	—	160.9
Other underwriting expenses	—	150.7	—	—	150.7
General and administrative expenses	3.6	7.5	(0.1)	—	11.0
Interest expense	—	—	10.6	(0.8)	9.8
Total expenses	3.6	792.8	10.5	(0.8)	806.1
Pre-tax (loss) income from continuing operations	(3.6)	135.3	(11.6)	0.9	121.0
Income tax benefit (expense)	0.1	(23.3)	7.7	(0.4)	(15.9)
Net (loss) income from continuing operations	(3.5)	112.0	(3.9)	0.5	105.1
Income from discontinued operations, net of tax	—	0.3	—	—	0.3
(Loss) income before equity in earnings of unconsolidated affiliates	(3.5)	112.3	(3.9)	0.5	105.4
Equity in earnings of subsidiaries, net of tax	111.8	—	91.6	(203.4)	—
Net income including noncontrolling interests	108.3	112.3	87.7	(202.9)	105.4
Less: Net income attributable to noncontrolling interests	—	(0.8)	—	—	(0.8)
Net income attributable to OneBeacon's common shareholders	108.3	111.5	87.7	(202.9)	104.6
Net change in benefit plan assets and obligations, net of tax	0.5	—	0.5	(0.5)	0.5
Comprehensive income attributable to OneBeacon's common shareholders	$108.8	$111.5	$88.2	$(203.4)	$105.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Nine months ended September 30, 2012	(in millions)
Revenues
Earned premiums	$—	$846.0	$—	$—	$846.0
Net investment income	—	43.8	0.1	(2.4)	41.5
Net realized and change in unrealized investment gains	—	56.5	1.0	0.4	57.9
Net other revenues (expenses)	—	0.5	(0.6)	—	(0.1)
Total revenues	—	946.8	0.5	(2.0)	945.3
Expenses
Loss and loss adjustment expenses	—	452.5	—	—	452.5
Policy acquisition expenses	—	185.6	—	—	185.6
Other underwriting expenses	—	146.2	—	—	146.2
General and administrative expenses	4.5	4.7	0.5	—	9.7
Interest expense	—	(0.1)	14.4	(2.2)	12.1
Total expenses	4.5	788.9	14.9	(2.2)	806.1
Pre-tax (loss) income from continuing operations	(4.5)	157.9	(14.4)	0.2	139.2
Income tax (expense) benefit	—	(35.1)	7.1	(0.1)	(28.1)
Net (loss) income from continuing operations	(4.5)	122.8	(7.3)	0.1	111.1
Loss from discontinued operations, net of tax	—	(24.8)	—	—	(24.8)
Loss from sale of discontinued operations, net of tax	—	(91.0)	—	—	(91.0)
(Loss) income before equity in earnings of unconsolidated affiliates	(4.5)	7.0	(7.3)	0.1	(4.7)
Equity in loss of subsidiaries, net of tax	(1.4)	—	(20.5)	21.9	—
Net (loss) income including noncontrolling interests	(5.9)	7.0	(27.8)	22.0	(4.7)
Less: Net income attributable to noncontrolling interests	—	(1.2)	—	—	(1.2)
Net (loss) income attributable to OneBeacon's common shareholders	(5.9)	5.8	(27.8)	22.0	(5.9)
Net change in benefit plan assets and obligations, net of tax	(1.7)	—	(1.7)	1.7	(1.7)
Comprehensive (loss) income attributable to OneBeacon's common shareholders	$(7.6)	$5.8	$(29.5)	$23.7	$(7.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Nine months ended September 30, 2013	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$108.3	$112.3	$87.7	$(202.9)	$105.4
Charges (credits) to reconcile net income to cash flows (used for) provided from operations:
Undistributed earnings from subsidiaries	(111.8)	—	(91.6)	203.4	—
Net income from discontinued operations	—	(0.3)	—	—	(0.3)
Net loss from sale of discontinued operations	—	—	—	—	—
Net realized and change in unrealized investment gains	—	(19.7)	0.8	(1.0)	(19.9)
Net other realized losses	—	—	—	—	—
Net realized gain on sale of business	—	(23.0)	—	—	(23.0)
Deferred income tax expense	—	12.5	(0.5)	0.3	12.3
Dividends received from subsidiaries	62.0	—	23.0	(85.0)	—
Other operating items:
Net change in loss and LAE reserves	—	52.9	—	—	52.9
Net change in unearned premiums	—	(21.1)	—	—	(21.1)
Net change in premiums receivable	—	(30.3)	—	—	(30.3)
Net change in reinsurance recoverable on paid and unpaid losses	—	24.5	—	—	24.5
Net change in other assets and liabilities	3.1	70.4	4.1	0.2	77.8
Net cash provided from operations—continuing operations	61.6	178.2	23.5	(85.0)	178.3
Net cash used for operations—discontinued operations	—	(98.0)	—	—	(98.0)
Net cash provided from operations	61.6	80.2	23.5	(85.0)	80.3
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(1.5)	13.2	55.6	—	67.3
Maturities of fixed maturity investments	—	185.3	11.3	—	196.6
Sales of fixed maturity investments	—	1,114.6	129.7	(35.7)	1,208.6
Sales of common equity securities	—	142.0	—	—	142.0
Sales of convertible fixed maturity investments	—	39.5	—	—	39.5
Distributions and redemptions of other investments	—	13.1	—	—	13.1
Purchases of fixed maturity investments	—	(1,227.8)	(189.7)	35.7	(1,381.8)
Purchases of common equity securities	—	(168.5)	—	—	(168.5)
Purchases of convertible fixed maturity investments	—	(12.0)	—	—	(12.0)
Contributions for other investments	—	(7.1)	—	—	(7.1)
Proceeds from sale of business	—	31.3	—	—	31.3
Net change in unsettled investment purchases and sales	—	(7.7)	—	—	(7.7)
Net acquisitions of property and equipment	—	(7.6)	—	—	(7.6)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	30.0	—	(30.0)	—
Net cash (used for) provided from investing activities—continuing operations	(1.5)	138.3	6.9	(30.0)	113.7
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash (used for) provided from investing activities	(1.5)	138.3	6.9	(30.0)	113.7
Cash flows from financing activities:
Cash dividends paid to common shareholders	(60.1)	—	—	—	(60.1)
Cash dividends paid to parent	—	(85.0)	—	85.0	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—		(30.0)	30.0	—
Payments on capital lease obligation	—	(4.0)	—	—	(4.0)
Net cash used for financing activities—continuing operations	(60.1)	(89.0)	(30.0)	115.0	(64.1)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(60.1)	(89.0)	(30.0)	115.0	(64.1)
Net increase in cash during period	—	129.5	0.4	—	129.9
Cash reclassified to assets held for sale	—	—	—	—	—
Cash transferred with sale of business	—	—	—	—	—
Net increase after reclassification of cash to assets held for sale	—	129.5	0.4	—	129.9
Cash balance at beginning of period	—	43.9	—	—	43.9
Cash balance at end of period	$—	$173.4	$0.4	$—	$173.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Nine months ended September 30, 2012	($ in millions)
Cash flows from operations:
Net (loss) income including noncontrolling interests	$(5.9)	$7.0	$(27.8)	$22.0	$(4.7)
Charges (credits) to reconcile net income to cash flows (used for) provided from operations:
Undistributed loss from subsidiaries	1.4	—	20.5	(21.9)	—
Net loss from discontinued operations	—	24.8	—	—	24.8
Net loss from sale of discontinued operations	—	91.0	—	—	91.0
Net realized and change in unrealized investment gains	—	(56.5)	(1.0)	(0.4)	(57.9)
Net other realized losses	—	—	—	—	—
Net realized gain on sale of business	—	—	—	—	—
Deferred income tax expense	—	9.1	3.1	0.1	12.3
Dividends received from subsidiaries	62.0	15.5	101.1	(178.6)	—
Other operating items:
Net change in loss and LAE reserves	—	(0.9)	—	—	(0.9)
Net change in unearned premiums	—	85.2	—	—	85.2
Net change in premiums receivable	—	(45.7)	—	—	(45.7)
Net change in reinsurance recoverable on paid and unpaid losses	—	64.4	—	—	64.4
Net change in other assets and liabilities	2.9	(36.3)	0.9	0.2	(32.3)
Net cash provided from operations—continuing operations	60.4	157.6	96.8	(178.6)	136.2
Net cash used for operations—discontinued operations	—	(155.6)	—	—	(155.6)
Net cash provided from operations	60.4	2.0	96.8	(178.6)	(19.4)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(0.4)	12.9	(35.2)	—	(22.7)
Maturities of fixed maturity investments	—	147.5	—	—	147.5
Sales of fixed maturity investments	—	1,306.3	—	(0.4)	1,305.9
Sales of common equity securities	—	62.4	0.2	(25.4)	37.2
Sales of convertible fixed maturity investments	—	23.5	0.1	(7.6)	16.0
Distributions and redemptions of other investments	—	6.9	—	—	6.9
Purchases of fixed maturity investments	—	(1,317.2)	(0.4)	0.4	(1,317.2)
Purchases of common equity securities	—	(48.5)	(26.2)	25.4	(49.3)
Purchases of convertible fixed maturity investments	—	(6.7)	(7.7)	7.6	(6.8)
Contributions for other investments	—	(3.1)	—	—	(3.1)
Proceeds from sale of business	—	—	—	—	—
Net change in unsettled investment purchases and sales	—	(69.1)	—	—	(69.1)
Net acquisitions of property and equipment	—	(1.2)	—	—	(1.2)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	14.5	—	(14.5)	—
Net cash (used for) provided from investing activities—continuing operations	(0.4)	128.2	(69.2)	(14.5)	44.1
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash (used for) provided from investing activities	(0.4)	128.2	(69.2)	(14.5)	44.1
Cash flows from financing activities:
Cash dividends paid to common shareholders	(60.0)	—	—	—	(60.0)
Cash dividends paid to parent	—	(163.1)	(15.5)	178.6	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	—	(14.5)	14.5	—
Payments on capital lease obligation	—	(3.6)	—	—	(3.6)
Proceeds on sale of OneBeacon Holdings (Luxembourg) S.à r.l.	—	14.0	—	—	14.0
Net cash used for financing activities—continuing operations	(60.0)	(152.7)	(30.0)	193.1	(49.6)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(60.0)	(152.7)	(30.0)	193.1	(49.6)
Net (decrease) in cash during period	—	(22.5)	(2.4)	—	(24.9)
Cash reclassified to assets held for sale	—	5.5	—	—	5.5
Cash transferred with sale of business	—	(3.5)	—	—	(3.5)
Net decrease after reclassification of cash to assets held for sale	—	(20.5)	(2.4)	—	(22.9)
Cash balance at beginning of period	—	52.5	2.4	—	54.9
Cash balance at end of period	$—	$32.0	$—	$—	$32.0

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 74 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
Book Value Per Share
The following table presents our book value per share:

	September 30, 2013	June 30, 2013	December 31, 2012
	(in millions except per share amounts)
Numerator
OneBeacon's common shareholders' equity	$1,062.1	$1,042.1	$1,014.5
Denominator
Common shares outstanding(1)	95.4	95.4	95.4
Book value per share	$11.13	$10.92	$10.63

Dividends paid per share	$0.63	$0.42	$0.84
_______________________________________________________________________________

(1)	Common shares outstanding includes the impact of unvested restricted shares.
We ended the third quarter of 2013 with a book value per share of $11.13, reflecting an increase of 3.8%, including dividends, for the third quarter of 2013 and growth of 10.8% on an internal rate of return basis through the nine months ended September 30, 2013, including quarterly dividends of $0.21 per share. The increase in book value for the three months ended September 30, 2013 was driven by $38.8 million of net income from continuing operations, which included pre-tax underwriting results of $10.7 million, reflecting a combined ratio of 96.1%, and pre-tax net investment results of $27.1 million, reflecting a 1.1% total return on invested assets. Additionally, we recognized a $6.8 million tax benefit relating to the restructuring of a surplus note with our Houston General Insurance Exchange reciprocal (Reciprocal Note Restructure), and pre-tax income of $4.0 million from a licensing agreement related to the extension of the transition services agreement with the buyer of our personal lines business (Licensing Arrangement).
For the quarter ended September 30, 2013, we reported comprehensive income attributable to OneBeacon’s common shareholders of $39.3 million, compared to a comprehensive loss of $64.2 million in the comparable 2012 period, which included a $91.5 million estimated after tax loss on sale for the Runoff Transaction and a $9.0 million after tax charge for the discount amortization of runoff workers compensation reserves related to the Runoff Transaction.
The growth in book value per share for the nine months ended September 30, 2013 was driven by $105.1 million of net income from continuing operations, which included pre-tax underwriting results of $60.9 million, reflecting a combined ratio of 92.8%, pre-tax net investment results of $50.8 million, reflecting a 2.2% total return on invested assets, a $23.0 million pre-tax gain from the sale of Essentia Insurance Company (Essentia), a $6.8 million tax benefit relating to the Reciprocal Note Restructure, and pre-tax income of $4.0 million from the Licensing Arrangement.
For the nine months ended September 30, 2013, we reported comprehensive income attributable to OneBeacon’s common shareholders of $105.1 million, compared to a comprehensive loss of $7.6 million in the comparable 2012 period, which included a $91.5 million estimated after tax loss on sale for the Runoff Transaction and a $9.0 million after tax charge for the discount amortization of runoff workers compensation reserves related to the Runoff Transaction.

Significant Transactions
Essentia
Effective January 1, 2013, OneBeacon completed the sale of Essentia, an indirect wholly-owned subsidiary which wrote the Collector Cars and Boats business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency (Hagerty) terminated their underwriting arrangement with respect to the Collector Cars and Boats business. We recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013. For the three and nine months ended September 30, 2012, the business associated with this agreement generated net written premiums of $52.5 million and $145.8 million, respectively, or 15.7% for both periods, of consolidated written premiums.
Runoff Business
As described in Note 1 and Note 2, on October 17, 2012, we entered into the Stock Purchase Agreement with respect to the sale of our Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, at closing, we will transfer to Armour all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the business as well as certain elements of the Runoff Business infrastructure, including staff and office space. Additionally, as part of the Runoff Transaction, we may provide, under certain scenarios, financing in the form of surplus notes. The Runoff Transaction is expected to close in the second quarter of 2014.
The Runoff Transaction is subject to various closing conditions, primarily the receipt of regulatory approvals, which includes a third party actuarial review which has now been completed. At closing, Armour and/or OneBeacon Insurance Company (OBIC) and certain legal entities within the ongoing OneBeacon structure will enter into various ancillary agreements, including the amendment of existing reinsurance agreements and administrative services agreements, to support the separation of the Runoff Business and subsequent transfer to Armour. Also as part of the Runoff Transaction, at closing, OneBeacon and Armour will enter into a Transition Services Agreement (TSA), pursuant to which we will provide certain transition services to Armour during the term of the TSA, which has an initial term of one year. We have concluded that continuing involvement after the closing of the transaction is insignificant relative to the business being sold.
Regulatory Approval Process and Independent Actuarial Analysis
The Pennsylvania Insurance Department (PID) is required to conduct an examination of the Runoff Business as part of its regulatory review of the Runoff Transaction. Pursuant to this examination, the PID required a third party actuarial review to provide an independent actuarial assessment of the loss reserves associated with the Runoff Business, which is a normal requirement associated with such examinations. The independent actuarial review was completed on September 9, 2013; the summary report was filed with the PID on September 17, 2013; and the PID posted the summary report to its public web site on September 19, 2013, which the Company referenced in a Form 8-K filed on the same date. The independent actuarial review produced a range of total statutory net loss and LAE reserves of $215 million to $668 million as of March 31, 2013. This compares to our recorded statutory net loss and LAE reserves of $166 million as of March 31, 2013.
Two items cause the majority of the difference between our recorded net loss and LAE reserves and the low end of the range of estimates produced by the independent actuarial review. First, the independent actuaries did not assume that historically favorable loss experience would repeat in the future, causing the low end estimate to be approximately $46 million higher. Second, the provision for estimated costs to administer the runoff claims, as developed by the independent actuarial review, focused mainly on Armour’s estimated cost structure versus our cost structure which would have generated a $17 million lower cost estimate.
The high end of the range produced by the independent actuarial review results from the accumulation of conservative selections in many other key assumptions, such as medical inflation costs, mortality experience, lump sum settlement rates, tail factors, and other judgmental items, which are more fully described in our Critical Accounting Estimates on pages 65-76 of our 2012 Annual Report on Form 10-K.
As of September 30, 2013, the net loss and LAE reserves associated with the Runoff Business totaled $131 million, a reduction due to normal claim runoff. Management believes that the recorded net loss and LAE reserves continue to reflect a reasonable provision for expected future loss and LAE payments and represent management’s best estimate within a range of reasonable estimates.
During the fourth quarter of 2013, our actuaries will complete additional analyses of the loss and LAE reserves associated with the Runoff Business. In addition to the internal actuaries taking into account the differing assumptions, methods, and analyses produced by the independent actuarial review and other factors, management will consider other sources of information, including runoff claims staffing models and related costs as well as perspectives provided by the PID during the ongoing regulatory approval process. Management will also consider that, for the two most recent quarters since the date of the independent actuarial review, actual loss emergence on the runoff reserves has continued to be consistent with or lower than the expected losses used to estimate its recorded net loss and LAE reserves. This recent claims experience was not considered in the results of the independent actuarial review described above.
While management believes that the recorded loss and LAE reserves make a reasonable provision for future loss and LAE payments related to the Runoff Business, once all factors are considered, including the information contained in the independent actuarial review and recent claims experience, it is possible that the fourth quarter or subsequent internal actuarial analyses may cause the actuarial indications to increase, which could result in an increase in management’s best estimate of loss and LAE reserves associated with the Runoff Business. In the event that we record an increase in the loss and LAE reserves associated with the Runoff Business in the fourth quarter or at any time prior to the closing of the Runoff Transaction, the estimated loss on sale of the Runoff business would be reduced by an equal and offsetting amount in the same period. The offset to the estimated loss on sale would reflect the terms of the Stock Purchase Agreement, under which Armour has assumed the risk that loss and LAE reserves develop unfavorably from September 30, 2012 onward.
Although the Stock Purchase Agreement stipulates the amount of reserves and surplus to be transferred to Armour at closing, the PID may require additional reserves and/or surplus as a closing condition. In that event, and to respond to such a closing condition, the Stock Purchase Agreement provides that we would invest in surplus notes issued by the transferring companies, subject to certain limits on the amount of surplus notes issued. We believe that the transferred reserves and surplus plus the funding requirements/limitations agreed to in the Stock Purchase Agreement cover the full range of claim projections produced in the independent actuarial review. We now expect the closing date of the Runoff Transaction to occur in the second quarter of 2014. Accordingly, OneBeacon and Armour have amended the Stock Purchase Agreement to extend the date on which the Stock Purchase Agreement may be terminated by the parties to July 31, 2014.
As described in Note 1 and Note 2, the Runoff Business is presented as held for sale as of September 30, 2013 and December 31, 2012 and as discontinued operations for the three and nine months ended September 30, 2013 and 2012. See Note 15 of "Item 1—Financial Statements (Unaudited)" for further information regarding balances classified as held for sale and activity reported as discontinued operations.
AutoOne
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

Results of Operations
Review of Consolidated Results
Certain amounts in the prior period consolidated results have been reclassified to conform to the current presentation.
A summary of our consolidated financial results for the three and nine months ended September 30, 2013 and 2012, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	($ in millions)
Net written premiums	$314.1	$335.2	$826.1	$930.4
Revenues
Earned premiums	$278.9	$293.9	$846.2	$846.0
Net investment income	10.1	12.8	30.9	41.5
Net realized and change in unrealized investment gains	17.0	40.0	19.9	57.9
Net other revenues (expenses)	5.5	(0.4)	30.1	(0.1)
Total revenues	311.5	346.3	927.1	945.3
Expenses
Loss and loss adjustment expense	167.8	164.7	473.7	452.5
Policy acquisition expenses	53.6	66.6	160.9	185.6
Other underwriting expenses	46.8	47.4	150.7	146.2
General and administrative expenses	4.1	4.4	11.0	9.7
Interest expense	3.3	4.0	9.8	12.1
Total expenses	275.6	287.1	806.1	806.1
Pre-tax income from continuing operations	35.9	59.2	121.0	139.2
Income tax benefit (expense)	2.9	(14.2)	(15.9)	(28.1)
Net income from continuing operations	38.8	45.0	105.1	111.1
Income (loss) from discontinued operations, net of tax	0.3	(15.8)	0.3	(24.8)
Loss from sale of discontinued operations, net of tax		(91.0)	—	(91.0)
Net income (loss) including noncontrolling interests	39.1	(61.8)	105.4	(4.7)
Less: Net income attributable to noncontrolling interests	—	(0.4)	(0.8)	(1.2)
Net income (loss) attributable to OneBeacon's common shareholders	39.1	(62.2)	104.6	(5.9)
Net change in benefit plan assets and obligations, net of tax	0.2	(2.0)	0.5	(1.7)
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$39.3	$(64.2)	$105.1	$(7.6)

The following table provides our consolidated underwriting ratios for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Underwriting ratios:
Loss and loss adjustment expense (LAE)	60.1%	56.0%	56.0%	53.5%
Expense	36.0	38.8	36.8	39.2
Total combined ratio	96.1%	94.8%	92.8%	92.7%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.2	1.6	1.2	1.5
Prior year loss reserve development	1.4	(0.8)	—	(0.9)
Consolidated Results—Three months ended September 30, 2013 versus three months ended September 30, 2012
Our comprehensive income attributable to OneBeacon's common shareholders was $39.3 million for the three months ended September 30, 2013, compared to comprehensive loss of $64.2 million for the three months ended September 30, 2012. Net income attributable to OneBeacon's common shareholders was $39.1 million for the three months ended September 30, 2013, compared to net loss of $62.2 million for the same period in 2012. The change in net income (loss) for the three months ended September 30, 2013 as compared to the prior year period was primarily due to a $91.5 million after tax estimated loss on sale of the Runoff Business and $9.0 million of after tax incurred loss and loss adjustment expenses relating to an adjustment to the workers compensation discount rate applied to the loss reserves being transferred, which were included in the three months ended September 30, 2012, a $6.8 million tax benefit relating to the Reciprocal Note Restructure, and $4.0 million of pre-tax income related to the Licensing Arrangement, offset in part by a $25.7 million decrease in pre-tax net investment results.
Consolidated net written premiums were $314.1 million and $335.2 million for the three months ended September 30, 2013 and 2012, respectively. The termination of our agreement with Hagerty, together with our separate decision to exit the Energy underwriting operating segment, negatively impacted our total net written premiums for the three months ended September 30, 2013 when compared to the same period in 2012 by $59.9 million, which drove the decrease in net written premiums of 6.3% on a consolidated basis.
Our total revenues decreased 10.0% to $311.5 million for the three months ended September 30, 2013, compared to $346.3 million for the three months ended September 30, 2012. The decrease was primarily due to the decline in investments results and earned premiums compared with the prior year period. Net realized and change in unrealized investment gains for the three months ended September 30, 2013 resulted in income of $17.0 million, compared to $40.0 million in the prior year period, with the decrease driven by market fluctuations. Net investment income decreased to $10.1 million in the three months ended September 30, 2013, compared to $12.8 million in the prior year period, primarily due to continued lower investment yields on new purchases during the past year and a 4.3% decline in average invested assets, including invested assets reclassified to assets held for sale. The decline in average invested assets since September 30, 2012 was driven by $132.3 million of losses paid related to the Runoff Business and dividends paid to shareholders. Net other revenues (expenses) improved to $5.5 million in the three months ended September 30, 2013, compared to $(0.4) million in the prior year period, primarily resulting from $4.0 million of pre-tax income from the execution of the Licensing Arrangement during the current quarter.
Expenses for the three months ended September 30, 2013 were $275.6 million, compared to $287.1 million for the three months ended September 30, 2012. Net loss and LAE increased to $167.8 million for the three months ended September 30, 2013, compared to $164.7 million for the same period in 2012 due to unfavorable loss reserve development in the three months ended September 30, 2013 compared to favorable loss reserve development in the prior year period, partially offset by lower catastrophe and non-catastrophe losses. The unfavorable loss reserve development was primarily driven by three large claims in our Specialty Property underwriting operating segment and three additional large claims in our Entertainment underwriting operating segment, which was partially offset by favorable development in our ocean marine business, included in

International Marine Underwriters (IMU), and in the healthcare business included in Professional Insurance. Policy acquisition expenses were $53.6 million for the three months ended September 30, 2013, representing a decrease from the prior year period of $13.0 million, or 19.5%, driven by our recently exited Collector Cars and Boats underwriting operating segment, which had a decrease in policy acquisition expenses of $15.7 million compared to the prior year period. Other underwriting expenses decreased 1.3% to $46.8 million for the three months ended September 30, 2013, compared to the prior year period, as a result of investments in new businesses that incurred higher expenses in the prior year period. Interest expense decreased to $3.3 million reflecting the lower interest rate of 4.6% on our senior notes for the three months ended September 30, 2013 compared to an interest rate of 5.875% on senior notes prior to their refinancing in the fourth quarter of 2012.
Our income tax expense related to pre-tax income from continuing operations for the three months ended September 30, 2013 and 2012 represented net effective tax rates of (8.1)% and 24.0%, respectively. The effective tax rate on non-U.S. income was 0.5% and 0.7%, respectively, and the effective tax rate on U.S. income was (19.7)% and 37.4%, respectively. The decrease in the rate in the quarter was a result of the $6.8 million tax benefit associated with the Reciprocal Note Restructure. In arriving at the effective tax rate for the three months ended September 30, 2013 and 2012, we forecasted all income and expense items including the change in unrealized investment gains and realized investment gains for the years ending December 31, 2013 and 2012, and included these gains in the effective tax rate calculation. Discrete items are not included in this calculation and are tax effected at the statutory rate.
Our combined ratio for the three months ended September 30, 2013 was 96.1%, reflecting a 60.1% loss and LAE ratio and a 36.0% expense ratio, and was an increase from the 94.8% combined ratio reported for the same period in 2012, which resulted from a 56.0% loss and LAE ratio and a 38.8% expense ratio. The 4.1 point increase in the loss and LAE ratio for the three months ended September 30, 2013, compared to the prior year period, was driven by a 2.3 point increase in non-catastrophe losses, significantly related to our exited Collector Cars and Boats underwriting operating segment, and a 2.2 point unfavorable change in loss reserve development. Unfavorable loss reserve development was $3.8 million, or 1.4 points, for the quarter ended September 30, 2013, primarily driven by unfavorable development in our Specialty Property and Entertainment underwriting operating segments, which was partially offset by favorable development in our ocean marine business included in IMU, and in the healthcare business included in Professional Insurance, which compared to favorable loss reserve development of $2.3 million, or 0.8 points, for the prior year period. Catastrophe losses were $3.5 million, or 1.2 points, for the three months ended September 30, 2013, primarily resulting from storms in the southern United States and rainstorms in Colorado, compared to $4.7 million, or 1.6 points, for the prior year period primarily related to hurricane Isaac. The 2.8 point improvement in the expense ratio to 36.0% for the three months ended September 30, 2013, compared to the same period in 2012, was positively impacted by the termination of our underwriting arrangement with Hagerty effective December 31, 2012, and related sale of Essentia, which wrote our collector cars and boats business. This transaction resulted in lower insurance acquisition expenses in our Collector Cars and Boats underwriting operating segment relative to the earned premiums.
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
Our net combined ratio was higher than the gross combined ratio by 2.5 points for the third quarter of 2013 and 4.7 points for the third quarter of 2012. In both periods the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses. The gross combined ratio for the third quarter of 2012 was also impacted by the favorable resolution of a significant ceded ocean marine loss that was ceded under our IMU reinsurance treaty.
Consolidated Results—Nine months ended September 30, 2013 versus nine months ended September 30, 2012
Our comprehensive income attributable to OneBeacon's common shareholders was $105.1 million for the nine months ended September 30, 2013, compared to comprehensive loss of $7.6 million for the nine months ended September 30, 2012. Net income attributable to OneBeacon's common shareholders was $104.6 million for the nine months ended September 30, 2013, compared to a net loss of $5.9 million for same period in 2012. The change in net income (loss) compared to the prior year period was primarily due to a $116.1 million improvement in after-tax results from, and loss on sale of, discontinued operations, substantially all of which was related to the Runoff Transaction, a $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia in the nine months ended September 30, 2013, the $6.8 million tax benefit from the Reciprocal Note Restructure, a $4.0 million pre-tax benefit related to the Licensing Arrangement. These improvements to net income (loss)

for the nine months ended September 30, 2013 were offset significantly by a $48.6 million decrease in pre-tax net investment results, driven by changes in the market value of our fixed maturity portfolio as a result of changes in interest rate levels.
Consolidated net written premiums were $826.1 million and $930.4 million for the nine months ended September 30, 2013 and 2012, respectively. The termination of our agreement with Hagerty, together with our separate decision to exit the Energy underwriting operating segment, negatively impacted our total net written premiums for the nine months ended September 30, 2013 when compared to the same period in 2012 by $167.2 million, which drove the decrease in net written premiums of 11.2% on a consolidated basis.
Our total revenues decreased 1.9% to $927.1 million for the nine months ended September 30, 2013, compared to $945.3 million in the nine months ended September 30, 2012. The decrease was primarily due to a decrease in pre-tax investment results for the nine months ended September 30, 2013, compared to the same period in 2012. Net investment income decreased to $30.9 million in the nine months ended September 30, 2013, compared to income of $41.5 million in the prior year period, primarily due to continued lower investment yields on new purchases during the past year and a 5.2% decline in average invested assets, including invested assets reclassified to assets held for sale. The decline in average invested assets since September 30, 2012 was driven by $132.3 million of losses paid related to the Runoff Business, as well as the sale of AutoOne and dividends paid to shareholders. Net realized and change in unrealized investment gains decreased to $19.9 million, compared to $57.9 million in the prior year period, driven by market fluctuations. Net other revenues (expenses) improved to $30.1 million in the nine months ended September 30, 2013, compared to $(0.1) million in the prior year period, substantially due to the $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia and $4.0 million of pre-tax income related to the Licensing Arrangement for the nine months ended September 30, 2013.
Expenses for the nine months ended September 30, 2013 of $806.1 million were flat compared to the nine months ended September 30, 2012, resulting primarily from decreased policy acquisition expenses that were offset by increased net loss and LAE. Net loss and LAE increased to $473.7 million in the nine months ended September 30, 2013, compared to $452.5 million for nine months ended September 30, 2012 primarily due to an increase in non-catastrophe losses and a decrease in favorable loss reserve development. Policy acquisition expenses were $160.9 million for the nine months ended September 30, 2013, representing a decrease from the prior year period of $24.7 million, or 13.3%, driven by our recently exited Collector Cars and Boats underwriting operating segment, which had a decrease in policy acquisition expenses of $33.5 million compared to the prior year period. Other underwriting expenses increased 3.1% to $150.7 million in the nine months ended September 30, 2013, compared to the prior year period, as a result of legal expenses in the current year period and a reduction in the prior year period in incentive compensation accruals. Interest expense decreased from $12.1 million to $9.8 million, reflecting the lower interest rate of 4.6% on our senior notes for the nine months ended September 30, 2013 compared to an interest rate of 5.875% on senior notes prior to their refinancing in the fourth quarter of 2012.
Our income tax expense related to pre-tax income from continuing operations for the nine months ended September 30, 2013 and 2012 represented net effective tax rates of 13.1% and 20.2%, respectively. The effective tax rate on non-U.S. income for the nine months ended September 30, 2013 and 2012 was 0.3% and 0.7%, respectively, and the effective tax rate on U.S. income was 24.3% and 34.0%, respectively. The decrease in the rate for the nine months ended September 30, 2013, compared to the prior year period, was a result of the $6.8 million tax benefit associated with the Reciprocal Note Restructure. In arriving at the effective tax rate for the nine months ended September 30, 2013 and 2012, we forecasted all income and expense items including the change in unrealized investment gains and realized investment gains for the years ending December 31, 2013 and 2012, and included these gains in the effective tax rate calculation.
Our combined ratio for the nine months ended September 30, 2013 was 92.8%, reflecting a 56.0% loss and LAE ratio and a 36.8% expense ratio, and was in line with the combined ratio reported for the same period in 2012 of 92.7%, consisting of a 53.5% loss and LAE ratio and a 39.2% expense ratio. The 2.5 point increase in the loss LAE ratio for the nine months ended September 30, 2013, compared to the prior year period, was driven by several large non-catastrophe losses related to our inland marine business within IMU and a large loss in Government Risks. Catastrophe losses were $10.0 million, or 1.2 points, for the nine months ended September 30, 2013, primarily resulting from storms in the southern United States and rainstorms in Colorado, compared to $12.9 million, or 1.5 points, for the prior year period primarily related to hurricane Isaac and spring windstorms. The loss and LAE ratio for the nine months ended September 30, 2013 was also negatively impacted by an unfavorable change in loss reserve development. There was no net favorable or unfavorable loss reserve development for the nine months ended September 30, 2013, as unfavorable development on a few large claims in both Specialty Property and Entertainment were offset by favorable development in Professional Insurance and in our ocean marine business in IMU, which compared to favorable loss reserve development of $7.6 million, or 0.9 points, for the prior year period, primarily resulting from favorable development in Technology and Professional Insurance that was partially offset by adverse development within Specialty Property and Energy. For the nine months ended September 30, 2013, our expense ratio was positively impacted by the termination of our underwriting arrangement with Hagerty effective December 31, 2012, and related sale of Essentia, which wrote our collector cars and boats business. The termination resulted in lower insurance acquisition expenses in our Collector Cars and Boats underwriting operating segment relative to its earned premiums. The 2.4 point improvement in the expense ratio, compared to the prior year period, to 36.8% for the nine months ended September 30, 2013, driven by the runoff of Collector Cars and Boats, was partially offset by higher non-claims litigation expenses.
Reinsurance protection. Our net combined ratio was higher than the gross combined ratio by 2.6 points for the nine months ended September 30, 2013 and 5.8 points for the nine months ended September 30, 2012. In both periods the net combined ratio was higher than the gross combined ratio as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses. The gross combined ratio for the nine months ended September 30, 2012 was also impacted by the favorable resolution of a significant ceded ocean marine loss that was ceded under our IMU reinsurance treaty.
Summary of Operations By Segment
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of eight operating segments, including a new Crop Insurance underwriting operating segment that was approved during the second quarter of 2013, as well as the Collector Cars and Boats underwriting operating segment that was exited in the first quarter of 2013 (see Note 2 of "Item 1—Financial Statements (Unaudited)"), representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. In addition to Crop Insurance and Collector Cars and Boats, the Specialty Products segment includes the Professional Insurance, Specialty Property, Environmental, Tuition Reimbursement, Programs, and Surety underwriting operating segments. During the second quarter of 2013, we received approval to provide multiple peril crop insurance through the federal crop insurance program administered by the U.S. Department of Agriculture's Risk Management Agency. We have entered into an exclusive agreement with a managing general agency, The Climate Corporation, a firm that specializes in the crop business, to provide coverages through the federal program and other supplemental coverages, including crop-hail. We will begin writing business for the 2013-2014 winter growing season in the fourth quarter of 2013.
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

Specialty Products
Financial results for our Specialty Products reportable segment for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	($ in millions)
Net written premiums	$172.0	$203.9	$393.3	$510.3

Earned premiums	$132.2	$157.4	$426.9	$449.2
Loss and LAE	(84.2)	(90.4)	(240.6)	(245.7)
Policy acquisition expenses	(27.4)	(40.3)	(84.3)	(111.6)
Other underwriting expenses	(21.2)	(21.9)	(72.5)	(67.7)
Total underwriting income	(0.6)	4.8	29.5	24.2
Net other revenues	—	0.1	0.3	0.4
General and administrative expenses	—	—	(0.1)	—
Pre-tax income from continuing operations	$(0.6)	$4.9	$29.7	$24.6
The following table provides underwriting ratios for Specialty Products for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Underwriting ratios:
Loss and LAE	63.7%	57.4%	56.4%	54.7%
Expense	36.7	39.5	36.7	39.9
Total combined ratio	100.4%	96.9%	93.1%	94.6%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	0.2	0.9	0.8	0.8
Prior year loss reserve development	5.1	0.6	1.6	—
Specialty Products—Three months ended September 30, 2013 versus three months ended September 30, 2012
Net written premiums for Specialty Products decreased to $172.0 million for the three months ended September 30, 2013 compared to $203.9 million for the three months ended September 30, 2012. The decrease was primarily due to the impact of exiting our Collector Cars and Boats underwriting operating segment on January 1, 2013, which resulted in a change of $52.2 million. This decrease was offset in part by increases in net written premiums of $7.1 million from Programs which we began writing in late 2012, $4.5 million from Tuition Reimbursement, $3.9 million from Surety which we began writing in late 2012, $1.9 million from Specialty Property, $1.6 million from Environmental which we began writing in 2011, and $1.4 million from Professional Insurance primarily related to management liability.
The Specialty Products combined ratio for the three months ended September 30, 2013 increased to 100.4% from 96.9% for the three months ended September 30, 2012. The loss and LAE ratio increased by 6.3 points to 63.7% and the expense ratio decreased by 2.8 points to 36.7%. The increase in the loss and LAE ratio was primarily due to increased unfavorable loss reserve development and increased non-catastrophe losses, offset in part by lower catastrophe losses. The three months ended September 30, 2013 included 5.1 points of unfavorable loss reserve development primarily related to three large claims in Specialty Property that was partially offset by favorable development in the healthcare business included in Professional

Insurance, compared to 0.6 points of unfavorable loss reserve development primarily related to Specialty Property in the prior year period. Non-catastrophe losses increased 2.5 points in the three months ended September 30, 2013 compared to the prior year period, driven by losses in our exited Collector Cars and Boats underwriting operating segment. The three months ended September 30, 2013 included 0.2 points of catastrophe losses, primarily related to storms in the midwestern and southern United States impacting Collector Cars and Boats, compared to 0.9 points of catastrophe losses in the prior year period, primarily related to the impact of hurricane Isaac on Collector Cars and Boats. The decrease in the expense ratio was primarily due to lower insurance acquisition expenses in Collector Cars and Boats relative to the earned premiums.
Specialty Products—Nine months ended September 30, 2013 versus nine months ended September 30, 2012
Net written premiums for Specialty Products decreased to $393.3 million for the nine months ended September 30, 2013 from $510.3 million for the nine months ended September 30, 2012. The decrease was due to a decline in net written premiums of $146.3 million from our Collector Cars and Boats underwriting operating segment that we exited January 1, 2013. This decrease was offset in part by increases in net written premiums of $9.2 million from Programs which we began writing in 2012, $7.7 million from Surety which we began writing in 2012, $4.7 million from Specialty Property, $4.0 million from Environmental which we began writing in 2011, $3.3 million from Tuition Reimbursement, and $0.9 million from Professional Insurance primarily related to management liability.
The Specialty Products combined ratio for the nine months ended September 30, 2013 decreased to 93.1% from 94.6% for the nine months ended September 30, 2012. The loss and LAE ratio increased by 1.7 points to 56.4% while the expense ratio decreased by 3.2 points to 36.7%. The increase in the loss and LAE ratio was due primarily to 1.6 points of unfavorable loss reserve development primarily related to a few large claims in Specialty Property, offset in part by favorable loss reserve development in the healthcare business included in Professional Insurance. This compared to no net favorable or unfavorable loss reserve development in the prior year period, which included unfavorable loss development primarily in Specialty Property, offset by favorable loss reserve development primarily in Professional Insurance. The nine months ended September 30, 2013 included 0.8 points of catastrophe losses, primarily related to storms in the southern and midwestern United States impacting Professional Insurance and Collector Cars and Boats, even with 0.8 points of catastrophe losses in the prior year period, primarily related to spring windstorms impacting Professional Insurance and hurricane Isaac impacting Collector Cars and Boats. The decrease in the expense ratio was primarily due to lower insurance acquisition expenses in Collector Cars and Boats relative to the earned premiums, partially offset by higher non-claims litigation expenses.
Specialty Industries
Financial results for our Specialty Industries reportable segment for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	($ in millions)
Net written premiums	$142.1	$131.3	$432.8	$420.1

Earned premiums	$146.7	$136.5	$419.3	$396.8
Loss and LAE	(83.6)	(74.3)	(233.1)	(206.8)
Policy acquisition expenses	(26.2)	(26.3)	(76.6)	(74.0)
Other underwriting expenses	(25.6)	(25.5)	(78.2)	(78.5)
Total underwriting income	11.3	10.4	31.4	37.5
Net other revenues (expenses)	0.6	(1.1)	0.9	(1.0)
General and administrative expenses	(1.1)	(0.6)	(2.3)	(1.4)
Pre-tax income from continuing operations	$10.8	$8.7	$30.0	$35.1

The following table provides underwriting ratios for Specialty Industries for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Underwriting ratios:
Loss and LAE	56.9%	54.4%	55.6%	52.1%
Expense	35.4	37.9	36.9	38.4
Total combined ratio	92.3%	92.3%	92.5%	90.5%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	2.1	2.4	1.5	2.3
Prior year loss reserve development	(1.9)	(2.4)	(1.6)	(2.0)
Specialty Industries—Three months ended September 30, 2013 versus three months ended September 30, 2012
Net written premiums for Specialty Industries increased 8.2% to $142.1 million in the three months ended September 30, 2013 from $131.3 million in the three months ended September 30, 2012. The increase compared to the prior year was due to increases in net written premiums of $8.2 million from our IMU underwriting operating segment, $7.7 million from Government Risks, $3.2 million from Technology, $0.8 million from Entertainment and $0.5 million from Accident which were primarily due to rate increases and new business, as well as solid retention levels. These increases were partially offset by a decrease in net written premiums of $9.6 million from the Energy underwriting operating segment, which we have exited.
The Specialty Industries combined ratio for the three months ended September 30, 2013 of 92.3% was unchanged from the prior year period. The loss and LAE ratio increased by 2.5 points to 56.9% while the expense ratio decreased by 2.5 points to 35.4%. The three months ended September 30, 2013 included 1.9 points of favorable loss reserve development primarily related to IMU, compared to 2.4 points of favorable loss reserve development primarily related to Technology in the prior year period. Additionally, current accident year losses increased 2.0 points, compared to the prior year period driven by a large losses in IMU and Entertainment. The three months ended September 30, 2013 included 2.1 points of catastrophe losses, primarily related to storms in the midwestern and southern United States impacting IMU and Government Risks and rainstorms in Colorado impacting our inland marine business included in IMU, as compared to 2.4 points of catastrophe losses in the same period in 2012, primarily related to hurricane Isaac impacting IMU. The decrease in the expense ratio was due to a 1.4 point increase in policy acquisition expenses and a 1.1 point decrease in other underwriting expenses.
Specialty Industries—Nine months ended September 30, 2013 versus nine months ended September 30, 2012
Net written premiums for Specialty Industries increased 3.0% to $432.8 million in the nine months ended September 30, 2013 from $420.1 million in the nine months ended September 30, 2012. The increase compared to the prior year was due to increases in net written premiums of $15.2 million from our Government Risks underwriting operating segment, $10.2 million from IMU, $6.5 million from Technology, $3.8 million from Entertainment, and $2.6 million from Accident, which were primarily due to rate increases and new business, as well as solid retention levels. These increases were partially offset by a $25.6 million decrease in net written premiums from the Energy underwriting operating segment, which we have exited.
The Specialty Industries combined ratio for the nine months ended September 30, 2013 increased to 92.5% from 90.5% for the nine months ended September 30, 2012. The loss and LAE ratio increased by 3.5 points to 55.6% while the expense ratio decreased by 1.5 points to 36.9%. The nine months ended September 30, 2013 included 1.6 points of favorable loss reserve development primarily related to our ocean marine business included in IMU offset in part by few large claims in Entertainment, compared to 2.0 points of favorable loss reserve development in the prior year period primarily related to Technology, partially offset by unfavorable development in Energy. Additionally, current accident year losses increased 3.1 points for the nine months ended September 30, 2013, compared to the prior year period, driven by several large non-catastrophe losses related to our inland marine business within IMU and a large loss in Government Risks, offset in part by a decrease in catastrophe losses. The nine months ended September 30, 2013 included 1.5 points of catastrophe losses, primarily related to storms in the midwestern and southern United States impacting our inland marine business included in IMU, as well as impacting Government Risks and Technology, and rainstorms in Colorado impacting our inland marine business included in IMU. This compared to 2.3 points of catastrophe losses in the same period in 2012, primarily related to hurricane Isaac impacting IMU and tornadoes and storms impacting IMU and Government Risks. The decrease in the expense ratio was due to a 1.2 point decrease in other underwriting expenses and a 0.3 point decrease in policy acquisition expenses.
Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment for the three months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	($ in millions)		($ in millions)
Net investment income	$10.1	$12.8	$30.9	$41.5
Net realized and change in unrealized investment gains	17.0	40.0	19.9	57.9
Pre-tax investment results	27.1	52.8	50.8	99.4
Net other revenues	4.9	0.6	28.9	0.5
General and administrative expenses	(3.0)	(3.8)	(8.6)	(8.3)
Interest expense	(3.3)	(4.0)	(9.8)	(12.1)
Pre-tax income from continuing operations	$25.7	$45.6	$61.3	$79.5
Investing, Financing and Corporate—Three months ended September 30, 2013 versus three months ended September 30, 2012
Investing, Financing and Corporate reported pre-tax income from continuing operations of $25.7 million in the three months ended September 30, 2013, compared to $45.6 million in the three months ended September 30, 2012. The change was primarily related to a decrease in investment returns, offset in part by a $4.0 million pre-tax benefit related to the Licensing Arrangement. As described in "Summary of Investment Results" below, net investment income decreased to $10.1 million in the three months ended September 30, 2013, compared to $12.8 million in the prior year period, and net realized and change in unrealized investment gains decreased to a gain of $17.0 million, compared to $40.0 million in the prior year period. Interest expense decreased to $3.3 million for the three months ended September 30, 2013, compared to $4.0 million for the same period in 2012, reflecting the lower interest rate of 4.6% on our senior notes for the three months ended September 30, 2013 compared to an interest rate of 5.875% on senior notes prior to their refinancing in the fourth quarter of 2012.
Investing, Financing and Corporate—Nine months ended September 30, 2013 versus nine months ended September 30, 2012
Investing, Financing and Corporate reported pre-tax income from continuing operations of $61.3 million in the nine months ended September 30, 2013, compared to $79.5 million in the nine months ended September 30, 2012. The increase was primarily related to a $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia and a $4.0 million pre-tax benefit related to the Licensing Arrangement, mostly offset by a significant decrease in investment returns. As described in "Summary of Investment Results" below, net investment income decreased to $30.9 million in the nine months ended September 30, 2013, compared to $41.5 million in the prior year period, and net realized and change in unrealized investment gains decreased to $19.9 million in the nine months ended September 30, 2013, compared to $57.9 million in the prior year period. Interest expense decreased to $9.8 million for the nine months ended September 30, 2013, compared to $12.1 million for the same period in 2012, reflecting the lower interest rate of 4.6% on our senior notes for the nine months ended September 30, 2013 compared to an interest rate of 5.875% on senior notes prior to their refinancing in the fourth quarter of 2012.
Discontinued Operations
Discontinued Operations Results—Three months ended September 30, 2013 versus three months ended September 30, 2012
Our income from discontinued operations, net of tax, was $0.3 million for the three months ended September 30, 2013, which related to the Runoff Business. This compared to a loss from discontinued operations, net of tax, of $15.8 million for the three months ended September 30, 2012, of which $15.5 million related to the Runoff Business and $0.3 million related to AutoOne.

Discontinued Operations Results—Nine months ended September 30, 2013 versus nine months ended September 30, 2012
Our income from discontinued operations, net of tax, was $0.3 million for the nine months ended September 30, 2013, which related to the Runoff Business. This compared to a loss, net of tax, of $24.8 million for the nine months ended September 30, 2012, consisting of $24.5 million related to the Runoff Business and $0.3 million related to AutoOne. Results for discontinued operations for the nine months ended September 30, 2013 are net of other revenue of $7.8 million associated with a settlement award in the second quarter of 2013 in the Safeco v. American International Group, Inc. (AIG) class action related to AIG's alleged underreporting of workers' compensation premiums to the National Workers' Compensation Reinsurance Pool. In light of the ongoing regulatory review of the Runoff Transaction, which includes a third party actuarial review, we decided to increase loss reserves in the second quarter of 2013 by approximately the same amount of the benefit resulting from the settlement. The loss for the nine months ended September 30, 2012 resulted from unfavorable loss reserve development primarily driven by case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims.
Loss and LAE reserve fair value adjustment
In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables. Loss and LAE reserves and the related reinsurance recoverable presented in the summary of reclassified balances within assets and liabilities held for sale as of September 30, 2013 and December 31, 2012 are net of $140.2 million and $150.1 million, respectively, related to the outstanding pre-tax unaccreted adjustment.
Summary of Investment Results
Investment Returns
A summary of our consolidated pre-tax investment results for the three months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,		Nine months ended September 30,
Components of Investment Results	2013	2012	2013	2012
	($ in millions)
Net investment income	$10.1	$12.8	$30.9	$41.5
Net realized investment gains	(4.2)	13.7	25.9	30.1
Change in net unrealized investment gains	21.2	26.3	(6.0)	27.8
Total pre-tax investment results	$27.1	$52.8	$50.8	$99.4

Gross investment returns versus typical benchmarks for the three months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30,(1)		Nine months ended September 30,(1)
	2013	2012	2013	2012
Fixed maturity investments	0.3%	1.5%	—%	3.8%
Short-term investments:	—%	0.1%	0.1%	0.1%
Total fixed income	0.3%	1.3%	—%	3.4%
Barclays U.S. Intermediate Aggregate Index	0.8%	1.4%	(0.9)%	3.4%

Common equity securities	6.4%	8.2%	15.7%	7.8%
Convertible fixed maturity investments	3.9%	1.5%	(0.2)%	4.4%
Total common equity securities and convertible fixed maturity investments	6.2%	6.8%	13.8%	7.1%
Other investments	1.0%	1.0%	6.7%	3.3%
Total common equity securities, convertible fixed maturity and other investments	4.6%	5.0%	11.6%	5.9%
S&P 500 Index	5.2%	6.4%	19.8%	16.4%

Total consolidated portfolio	1.1%	2.0%	2.2%	3.9%
_______________________________________________________________________________

(1)
Gross investment returns exclude investment expenses of $1.6 million for both the three months ended September 30, 2013 and 2012, and $5.1 million and $5.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Investment Returns—Three months ended September 30, 2013 versus three months ended September 30, 2012
Overview
Our total pre-tax investment results were $27.1 million, a return of 1.1% for the three months ended September 30, 2013, compared to $52.8 million, a return of 2.0% for the three months ended September 30, 2012. Net investment income in the three months ended September 30, 2013 was $10.1 million, a decrease of $2.7 million, compared to $12.8 million in the three months ended September 30, 2012. The decrease was principally due to lower fixed maturity investment yields and a $122.3 million reduction in the average market value of invested assets, compared to the prior year period, primarily as a result of losses paid related to the Runoff Business and dividends paid to shareholders. Net realized investment losses were $4.2 million in the three months ended September 30, 2013, compared to net realized investment gains of $13.7 million in the three months ended September 30, 2012. The change in net unrealized investment gains was an increase of $21.2 million in the three months ended September 30, 2013, compared to an increase of $26.3 million in the three months ended September 30, 2012.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 0.3% for the three months ended September 30, 2013, compared to 1.3% for the three months ended September 30, 2012. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.4 years excluding short-term investments and approximately 2.2 years including short-term investments at September 30, 2013. Our fixed income portfolio underperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 50 basis points for the three months ended September 30, 2013.
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity and other investments portfolio returned 4.6% for the three months ended September 30, 2013, compared to 5.0% for the three months ended September 30, 2012. Our total common equity securities portfolio returned 6.4% and 8.2% for the three months ended September 30, 2013 and 2012, respectively, or outperformed by 120 basis points and 180 basis points, respectively, the S&P 500 Index benchmark. Our total common equity securities portfolio has overweight exposure to the gold mining sector and underweight exposure to the consumer discretionary sector compared to the S&P 500 Index. Our convertible fixed maturity investments portfolio, which returns typically lag in a strong equity market, returned 3.9% and 1.5% for the three months ended September 30, 2013 and 2012, respectively. Other investments, which are composed principally of hedge funds and private equities, returned 1.0% for both the three months ended September 30, 2013 and 2012.
Investment Returns—Nine months ended September 30, 2013 versus nine months ended September 30, 2012
Overview
Our total pre-tax investment results were $50.8 million, a return of 2.2% for the nine months ended September 30, 2013, compared to $99.4 million, a return of 3.9% for the nine months ended September 30, 2012. Net investment income in the nine months ended September 30, 2013 was $30.9 million, a decrease of $10.6 million, compared to $41.5 million in the nine months ended September 30, 2012. The decrease was principally due to lower fixed maturity investment yields and a $133.9 million reduction in the average market value of invested assets, compared to the prior year period, as a result of losses paid related to the Runoff Business, as well as the sale of AutoOne and dividends paid to shareholders. Net realized investment gains were $25.9 million in the nine months ended September 30, 2013, a decrease of $4.2 million compared to $30.1 million in the nine months ended September 30, 2012. The change in net unrealized investment gains was a decrease of $6.0 million in the nine months ended September 30, 2013, compared to an increase in change in net unrealized investment gains of $27.8 million in the nine months ended September 30, 2012.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 0.0% for the nine months ended September 30, 2013, compared to 3.4% for the nine months ended September 30, 2012. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.4 years excluding short-term investments and approximately 2.2 years including short-term investments at September 30, 2013. Our fixed income portfolio outperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 90 basis points for the nine months ended September 30, 2013.
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity and other investments portfolio returned 11.6% for the nine months ended September 30, 2013, compared to 5.9% for the nine months ended September 30, 2012. Our total common equity securities portfolio returned 15.7% and 7.8% for the nine months ended September 30, 2013 and 2012, respectively, or underperformed by 410 basis points and 860 basis points, respectively, the S&P 500 Index benchmark. Our total common equity securities portfolio has overweight exposure to the gold mining sector and underweight exposure to the consumer discretionary sector compared to the S&P 500 Index. Our convertible fixed maturity investments portfolio, which returns typically lag in a strong equity market, returned (0.2)% and 4.4% for the nine months ended September 30, 2013 and 2012, respectively. Other investments, which are composed principally of hedge funds and private equities, returned 6.7% and 3.3% for the nine months ended September 30, 2013 and 2012, respectively.
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
As of September 30, 2013 and December 31, 2012, approximately 90% and 92% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in hedge funds and private equity funds, as well as certain investments in debt and equity securities, including asset-backed securities, where quoted market prices are unavailable.
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
In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund's net asset value. In circumstances where our portion of a fund's net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At September 30, 2013 and December 31, 2012, we did not record a liquidity adjustment to the net asset value related to our investments in hedge funds or private equity funds.
As of both September 30, 2013 and December 31, 2012, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of September 30, 2013 and December 31, 2012 were comprised of $48.2 million and $47.3 million, respectively, in hedge funds, $63.7 million and $61.3 million, respectively, in private equity funds and $14.1 million for both periods in an investment in a community reinvestment vehicle. As of September 30, 2013 and December 31, 2012, OneBeacon held investments in 8 hedge funds for both periods and 19 and 17 private equity funds, respectively. The largest investment in a single fund was $14.3 million and $12.9 million at September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, other investments also included $20.2 million and $21.1 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

The fair values at September 30, 2013 and December 31, 2012 for assets measured using Level 3 inputs are as follows:

	Fair value at September 30, 2013(1)	Level 3 Value	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$137.6	$—	—%
Debt securities issued by corporations	732.2	—	—
Municipal obligations	3.0	—	—
Asset-backed securities	907.9	64.6	7.1
Foreign government obligations	2.4	—	—
Preferred stocks	82.7	70.6	85.4
Fixed maturity investments	1,865.8	135.2	7.2
Short-term investments	162.0	—	—
Common equity securities	327.5	0.1	—
Convertible fixed maturity investments	31.9	—	—
Other investments(2)	126.0	126.0	100.0
Total(2)	$2,513.2	$261.3	10.4%

	Fair value at December 31, 2012(1)	Level 3 Value	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$197.6	$—	—%
Debt securities issued by corporations	711.5	—	—
Municipal obligations	3.2	—	—
Asset-backed securities	927.9	5.3	0.6
Foreign government obligations	6.5	—	—
Preferred stocks	84.7	70.8	83.6
Fixed maturity investments	1,931.4	76.1	3.9
Short-term investments	232.8	—	—
Common equity securities	259.0	0.1	—
Convertible fixed maturity investments	62.6	—	—
Other investments(2)	122.7	122.7	100.0
Total(2)	$2,608.5	$198.9	7.6%
_______________________________________________________________________________

(1)
Includes $239.7 million and $338.1 million of fixed maturity investments reclassified to assets held for sale in the September 30, 2013 and December 31, 2012 consolidated balance sheets as part of the Runoff Transaction.

(2)
Excludes the carrying value of $20.2 million and $21.1 million as of September 30, 2013 and December 31, 2012, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

As of both September 30, 2013 and December 31, 2012, we held one private preferred stock that represented approximately 85% and 84%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

The changes in Level 3 fair value measurements for the nine months ended September 30, 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2013	$76.1	$0.1	$—	$122.7	$198.9
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains	0.1	—	—	3.7	3.8
Purchases	1.8	—	—	1.8	3.6
Sales	—	—	—	(4.5)	(4.5)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2013	78.0	0.1	—	123.7	201.8
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains	(0.2)	—	—	4.2	4.0
Purchases	14.0	—	—	3.4	17.4
Sales	—	—	—	(6.7)	(6.7)
Transfers in	—	—	—	—	—
Transfers out	(1.8)	—	—	—	(1.8)
Balance at June 30, 2013	$90.0	$0.1	$—	$124.6	$214.7
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains	(1.8)	—	—	1.9	0.1
Purchases	—	—	—	1.3	1.3
Sales	(0.5)	—	—	(1.8)	(2.3)
Transfers in	61.3	—	—	—	61.3
Transfers out	(13.8)	—	—	—	(13.8)
Balance at September 30, 2013	$135.2	$0.1	$—	$126.0	$261.3
_______________________________________________________________________________

(1)	Excludes the carrying value of $20.2 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.
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
During both the three and nine months ended September 30, 2013, our top tier regulated insurance operating subsidiaries distributed $190.0 million of dividends to their immediate parent. The $190.0 million dividend was paid by OBIC to its immediate parent, OneBeacon Insurance Group, LLC (OneBeacon LLC). OBIC received the $190.0 million by way of an extraordinary return of capital from ASIC during the third quarter of 2013. During the nine months ended September 30, 2012, our top tier regulated operating subsidiaries distributed $130.1 million of dividends, including $51.0 million of extraordinary dividends and the distribution by one of our top tier regulated operating subsidiaries of its investment in another regulated insurance subsidiary at a value of $34.0 million, to OneBeacon Insurance LLC.
During the nine months ended September 30, 2013 and 2012, our unregulated insurance operating subsidiaries paid $17.2 million and $4.3 million, respectively, of dividends to their immediate parent. At September 30, 2013, OneBeacon's unregulated insurance operating subsidiaries had $66.5 million of net unrestricted cash, short-term investments and fixed maturity investments. During the third quarter of 2013, we contributed $55.0 million to Split Rock Insurance, Ltd., our indirect wholly-owned Bermuda-based reinsurance company.
During the nine months ended September 30, 2013 and 2012, OneBeacon Ltd. paid $60.1 million and $60.0 million of regular quarterly dividends to its common shareholders, respectively. At September 30, 2013, OneBeacon Ltd. and its intermediate holding companies had $391.6 million of net unrestricted cash, short-term investments and fixed maturity investments and $37.1 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.
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

The following table illustrates our consolidated insurance float position and four operational leverage ratios based on insurance float and net invested assets as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	($ in millions)
Total investment securities	$2,293.7	$2,291.5
Cash	173.8	43.9
Cash and investments classified within assets held for sale	239.7	338.1
Accounts receivable on unsettled investment sales	9.4	2.1
Accounts payable on unsettled investment purchases	(5.9)	(6.2)
Invested assets, including unsettled transactions	$2,710.7	$2,669.4
OneBeacon's common shareholders' equity	$1,062.1	$1,014.5
Debt	274.7	274.7
Total capital	$1,336.8	$1,289.2
Insurance float	$1,373.9	$1,380.2
Insurance float as a multiple of total capital	1.0x	1.1x
Invested assets as a multiple of total capital	2.0x	2.1x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.3x	1.4x
Invested assets as a multiple of OneBeacon's common shareholders' equity	2.6x	2.6x
Based on September 30, 2013 balances, insurance float is expected to decrease by approximately $239.7 million as a result of the sale of the Runoff business.
Financing
Debt
The following table summarizes our debt to capital ratio at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	($ in millions)
Senior Notes, carrying value	$274.7	$274.7
OneBeacon's common shareholders' equity	1,062.1	1,014.5
Total capital	$1,336.8	$1,289.2
Ratio of debt to total capital	20.5%	21.3%
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
During the nine months ended September 30, 2013 and 2012, $6.3 million and $7.9 million of interest was paid on the 2012 Senior Notes and 2003 Senior Notes (collectively, Senior Notes), respectively.

Capital Lease
In December 2011, OBIC, an indirect wholly-owned insurance operating subsidiary of the Company, sold the majority of its fixed assets and capitalized software to OB Services, another indirect wholly-owned subsidiary of the Company. The fixed assets and capitalized software were sold at a cost equal to book value with no intercompany gain or loss recorded on the sale. Subsequent to purchasing the fixed assets and capitalized software from OBIC, OB Services entered into lease financing arrangements with US Bancorp and Fifth Third whereby OB Services sold its furniture and equipment and its capitalized software, respectively, to US Bancorp and Fifth Third. The assets were sold at a cost equal to net book value. OB Services then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. OB Services received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, OB Services will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer to OB Services. OBIC recorded the sale of the assets with no gain or loss recognized while OB Services has recorded a capital lease obligation and a capital lease asset. As of September 30, 2013 and December 31, 2012, OB Services had a capital lease obligation of $14.2 million and $18.2 million, respectively, included within other liabilities and a capital lease asset of $12.1 million and $16.1 million, respectively, included within other assets.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 5.6 million of its Class A common shares. During the nine months ended September 30, 2013 and 2012, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million.
Cash Flows
Detailed information concerning our cash flows during the nine months ended September 30, 2013 and 2012 follows:
Cash flows from operations for the nine months ended September 30, 2013 and 2012
For the nine months ended September 30, 2013, net cash flows provided from operations was $80.3 million, consisting of $178.3 million provided from continuing operations and $98.0 million used for discontinued operations. For the nine months ended September 30, 2012, net cash flows used for operations was $19.4 million, consisting of $136.2 million provided from continuing operations and $155.6 million used for discontinued operations. Net cash flows for operations in the nine months ended September 30, 2013 and 2012 were reduced by the run-off of reserves related to the Runoff Business. Net cash flows relating to continuing operations in the nine months ended September 30, 2013 increased primarily due to unrestricted collateral holdings related to our surety business, which we started in the fourth quarter of 2012.
Other Liquidity and Capital Resource Activities
During the nine months ended September 30, 2013, we made payments with respect to our long-term incentive compensation plans totaling $3.9 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 158,890 performance units for the 2010-2012 performance cycle.
During the nine months ended September 30, 2012, we made payments with respect to our long-term incentive compensation plans totaling $14.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 247,583 performance shares and 151,475 performance units for the 2009-2011 performance cycle.
Cash flows from investing and financing activities for the nine months ended September 30, 2013 and 2012
Financing and Other Capital Activities
During the nine months ended September 30, 2013 and 2012, we declared and paid $60.1 million and 60.0 million, respectively, of regular quarterly cash dividends to holders of OneBeacon's common shares.
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

Critical Accounting Estimates
Refer to the Company's 2012 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of September 30, 2013, there were no material changes to our critical accounting estimates.
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
Refer to our 2012 Annual Report on Form 10-K and in particular Item 7A — "Quantitative and Qualitative Disclosures About Market Risk." As of September 30, 2013, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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
The CEO and CFO of OneBeacon (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of September 30, 2013, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. During the quarter ended September 30, 2013, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
OneBeacon, and the insurance and reinsurance industry in general, is routinely subject to claims related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or directly relate to, claims activity.We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.
During the fiscal quarter ended September 30, 2013, other than as described below, there were no material changes in the Legal Proceedings as described in the Company’s 2012 Annual Report on Form 10-K.
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
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs have filed a notice of appeal.
In addition, OneBeacon, OBIC-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. The Committee Action is proceeding, pending lifting of the stay and entry of a further scheduling order.
ITEM 1A.        RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2012 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2013, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 22, 2007, the Company’s board of directors authorized the Company to repurchase up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the three months ended September 30, 2013, no shares were repurchased under the share repurchase authorization.
ITEM 5.     OTHER INFORMATION
On October 25, 2013, the Company and one of its indirect wholly-owned subsidiaries, OneBeacon LLC, entered into an amendment to the Stock Purchase Agreement, which extended the termination date from December 31, 2013 to July 31, 2014.

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
101.1**
The following financial information from OneBeacon Insurance Group, Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), Three and Nine Months Ended September 30, 2013 and 2012; (iii) Consolidated Statements of Common Shareholders' Equity, Nine Months Ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*	Filed Herewith
**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.
	By:	/s/ JOHN C. TREACY
John C. Treacy Chief Accounting Officer*
Date: October 28, 2013

*Executing as both the Chief Accounting Officer and a duly authorized officer of the Company