Form 10-K
period 2013-12-31
OneBeacon Insurance Group, Ltd.
filed 2014-02-28
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting shares (based on the closing price of Class A common shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2013, was $327,705,756.
As of February 25, 2014, 23,583,865 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual General Meeting of Members scheduled to be held May 21, 2014 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

ONEBEACON INSURANCE GROUP, LTD.
Annual Report on Form 10-K
For the Year Ended December 31, 2013

PART I

ITEM 1.	BUSINESS
Overview
OneBeacon Insurance Group, Ltd. (the Company or the Registrant), an exempted Bermuda limited liability company, through its subsidiaries (collectively, OneBeacon, we, us, or our) is a specialty property and casualty insurance writer that offers a wide range of insurance products in the U.S. primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies. As a specialty underwriter, we believe that we will generate superior returns as compared to an underwriter that takes a more "generalist" underwriting approach and that our knowledge regarding specialized insurance products, targeted industries, classes of business, and risk characteristics provides us with a competitive edge when determining the terms and conditions on individual accounts. During 2013, we exited our collector car and boat insurance business, which we wrote through an exclusive underwriting agreement with Hagerty Insurance Agency (Hagerty) that was terminated effective January 1, 2013. See Collector Cars and Boats in "Insurance Business—Specialty Products" below. Additionally, during 2013, we received approval to provide multiple peril crop insurance through the federal crop insurance program administered by the U.S. Department of Agriculture's Risk Management Agency. We have entered into an exclusive agreement with a managing general agency, Climate Crop Insurance Agency LLC (The Climate Corporation), to provide coverages through the federal program and other supplemental coverages, including crop-hail. We began writing crop business in the fourth quarter of 2013.
During 2013, OneBeacon formed an indirect wholly-owned subsidiary, Split Rock Insurance, Ltd. (Split Rock), a Bermuda-based reinsurance company, which primarily reinsures certain risks of an affiliated entity.
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of eight underwriting operating segments representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. The Specialty Industries segment is comprised of six underwriting operating segments representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and our intermediate subsidiaries.
OneBeacon was acquired by White Mountains Insurance Group, Ltd. (White Mountains) from Aviva plc (Aviva) in 2001 (the OneBeacon Acquisition). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of our common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2013, White Mountains owned 75.2% of our common shares.
Our headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. Our U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
OneBeacon has assets, liabilities and capital related to non-specialty business that it no longer writes, principally non-specialty commercial lines and certain other run-off business, including the vast majority of its asbestos and environmental reserves (Runoff Business). In October 2012, OneBeacon entered into a definitive agreement (as amended, the Stock Purchase Agreement) with Trebuchet US Holdings, Inc. (Trebuchet), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, Armour), to sell our run-off business (Runoff Transaction). Pursuant to the terms of the Stock Purchase Agreement, OneBeacon will transfer to Armour all of the issued and outstanding shares of common stock of certain legal entities that will contain the agreed upon level of invested assets and capital supporting the business, as well as liabilities (including gross and ceded loss reserves) and certain elements of the Runoff Business infrastructure, including staff and office space. Additionally, as part of the Runoff Transaction, OneBeacon may provide, under certain scenarios, financing in the form of surplus notes. The Runoff Transaction is expected to close in mid-2014, subject to regulatory approval. See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions."
The assets and liabilities associated with the Runoff Business as of December 31, 2013 and 2012 have been presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of the current balance sheet date. The Runoff Business has been presented as discontinued operations in the consolidated statements of operations and cash flows, with the prior periods reclassified to conform to the current period's presentation. The Runoff Business disposal group excludes investing and financing activities from amounts classified as discontinued operations.

OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with the Runoff Business.
At December 31, 2013 and 2012, OneBeacon had $5.2 billion and $5.4 billion of total assets and $1.1 billion and $1.0 billion of common shareholders' equity, respectively. OneBeacon wrote $1.1 billion, $1.2 billion and $1.1 billion in net written premiums in 2013, 2012 and 2011, respectively.
The following table presents the financial strength ratings assigned to our principal insurance operating subsidiaries which support our ongoing specialty insurance operations (Ongoing Subsidiaries) as well as our Runoff Subsidiaries (as defined in Item 1A—"Risk Factors") as of February 28, 2014:

	A.M. Best(1)	Fitch(2)	Moody's(3)	Standard & Poor's(4)
Ongoing Subsidiaries:
Ratings	"A" (Excellent)	"A" (Strong)	"A2" (Good)	"A-" (Strong)
Outlook	Stable	Stable	Stable	Stable

Runoff Subsidiaries:
Ratings	"A" (Excellent)	"A" (Strong)	"A2" (Good)	Unrated
Outlook	Under Review - Negative	Rating Watch - Negative	Negative	N/A
_______________________________________________________________________________

(1)	"A" is the third highest of sixteen financial strength ratings assigned by A.M. Best Company (A.M. Best).

(2)	"A" is the sixth highest of nineteen international financial strength ratings assigned by Fitch Ratings (Fitch).

(3)	"A2" is the sixth highest of twenty-one financial strength ratings assigned by Moody's Investor Service (Moody's).

(4)	"A-" is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor's Financial Services, LLC (Standard & Poor's).
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
Invest for Total Return. Historically, accounting tends to hide unrealized gains and losses in the investment portfolio and over-reward reported investment income (interest and dividends). Regardless of the accounting, we must invest for the best growth in after tax value over time. In addition to investing our bond portfolios for total after tax return, that will also mean prudent investment in a balanced portfolio consistent with leverage and insurance risk considerations.
Think Like Owners. Thinking like owners has a value all its own. There are stakeholders in a business enterprise and doing good work requires more than this quarter's profit. But thinking like an owner embraces all that without losing the touchstone of a capitalist enterprise.
Property and Casualty Insurance Overview
Generally, property and casualty insurance companies write insurance policies in exchange for premiums paid by their customers (the insured). An insurance policy is a contract between the insurance company and the insured where the insurance company agrees to pay for losses suffered by the insured, or a third party claimant, that are covered under the contract. Such contracts often are subject to subsequent legal interpretation by courts, legislative action and arbitration.
We write both property insurance and casualty insurance. Property insurance generally covers the financial consequences of accidental losses to the insured's property, such as a business's building, inventory and equipment or personal property.

Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party. Premiums from ocean and inland marine, certain commercial multiple peril, fire and allied lines, and private passenger auto policies generally represent our property lines of business, and claims from such business are typically reported and settled in a relatively short period of time. Premiums from general liability, workers compensation, commercial and personal auto liability and certain commercial multiple peril policies generally represent our casualty lines of business, and claims from such business can take years, even decades, to settle. Our Specialty Products and Specialty Industries segments each write business in both the property and casualty lines, as well as other lines of business such as accident and health insurance and credit insurance.
We believe that our various lines of business generally fall into three major categories, which are reflective of how we view the primary risk classification associated with each line: property lines, casualty lines, and other lines of business. Net written premiums by line of business for 2013, 2012 and 2011 consist of the following:

	Year ended December 31,
	2013		2012	2011
	($ in millions)
Insurance operations by line of business
Property Lines:
Ocean and Inland Marine	$187.1		$214.2	$210.7
Commercial Multiple Peril and Auto	70.1		52.7	39.7
Fire and Allied	51.9		50.5	57.7
Private Passenger Auto	2.4	(1)	99.7	92.8
Total Property Lines	311.5		417.1	400.9
Casualty Lines:
General Liability	428.6		418.1	372.7
Workers Compensation	79.4		71.9	50.8
Automobile Liability	55.8		74.8	63.9
Other Casualty	53.1		38.2	30.7
Total Casualty Lines	616.9		603.0	518.1
Other Lines:
Accident and Health	104.6		105.8	92.4
Credit and Other	55.6		53.3	51.3
Total Other	160.2		159.1	143.7
Total insurance operations by line of business	$1,088.6		$1,179.2	$1,062.7
_______________________________________________________________________________

(1)	Decline in 2013 Private Passenger Auto net written premiums is due to the January 1, 2013 exit of the collector cars and boats business.
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
Insurance companies incur a significant amount of their total expenses from policy obligations, which are commonly referred to as claims. In settling policyholder losses, various loss adjustment expenses (LAE) are incurred such as insurance adjusters' fees and litigation expenses. Loss and LAE are categorized by the year in which the claim is incurred, or “accident year.” In the following calendar years, as we increase or decrease our estimate for the ultimate loss and LAE for claims incurred in prior accident years, we will record favorable or adverse “loss reserve development” which is recorded in the current calendar year period. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including their employees' compensation and benefits. The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company's combined ratio, under accounting principles generally accepted in the United States (GAAP), is calculated by adding the ratio of incurred loss and LAE to earned premiums (the loss and LAE ratio) and the ratio of policy acquisition and other underwriting expenses to earned premiums (the expense ratio). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. However, when considering investment income and investment gains or losses, insurance companies operating at a combined ratio of greater than 100% can be profitable.
Insurance Business
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of eight underwriting operating segments representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. The Specialty Industries segment is comprised of six underwriting operating segments representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, as well as certain other activities conducted through the Company and our intermediate subsidiaries. See Note 12—"Segment Information" of the accompanying consolidated financial statements.
Our net written premiums by segment for 2013, 2012 and 2011 consist of the following:

	Year ended December 31,
	2013	2012	2011
	($ in millions)
Specialty Products	$509.6	$630.9	$571.2
Specialty Industries	579.0	548.3	491.5
Total	$1,088.6	$1,179.2	$1,062.7

Specialty Products
For 2013, 2012 and 2011, our Specialty Products segment's net written premiums by underwriting operating segment were as follows:

	Year ended December 31,
	2013	2012	2011
	($ in millions)
Professional Insurance	$348.9	$340.7	$314.9
Tuition Reimbursement	65.9	65.1	60.6
Specialty Property	40.4	34.0	25.6
Programs	20.5	0.3	—
Collector Cars and Boats	(0.6)	179.7	166.6
Other Specialty Products	34.5	11.1	3.5
Total Specialty Products	$509.6	$630.9	$571.2
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
OneBeacon Program Group (Programs)
Formed in 2012, Programs provides a full range of multiline package insurance and turnkey systems (as needed) for select specialty programs overseen by dedicated agencies that perform all policy administration functions. Products are available on an admitted and nonadmitted basis with sufficient capacity to match most programs. Programs works primarily with managing general agents and managing general underwriters, commonly referred to as program administrators.
Collector Cars and Boats
Prior to January 1, 2013, we offered tailored coverages for collectible vehicles and wooden boats, automotive museums and restoration shops through an exclusive partnership with Hagerty. Notable features included agreed value for the insured vehicle or boat, flexible usage, and overseas shipping/foreign touring coverage, all supported by in-house claims expertise. In January 2013, OneBeacon and Hagerty terminated their relationship and we sold Essentia Insurance Company (Essentia), an indirect wholly-owned subsidiary that wrote the Hagerty collector cars and boats business, to Markel Corporation. We recognized a pre-tax gain on sale of approximately $23.0 million ($15.0 million after tax) in the first quarter of 2013. For the years ended December 31, 2012 and 2011, business written through Hagerty generated net written premiums of approximately 15% and 16%, respectively, of our consolidated net written premiums.
Other Specialty Products
OneBeacon Environmental (Environmental)
Environmental specializes in environmental risk solutions designed to address a variety of exposures for a broad range of businesses, including multiline casualty placements for the environmental industry. The product suite includes commercial general liability, contractors environmental liability, professional services liability, environmental premises liability, products pollution liability, follow-form excess and business auto.
OneBeacon Surety Group (Surety)
OneBeacon Surety Group offers a broad range of commercial bonds targeting Fortune 2500 and large private companies written through a network of independent agencies, brokers and wholesalers. Business is serviced through eight regions throughout the United States.
OneBeacon Crop Insurance (Crop)
Beginning in 2013, through our exclusive relationship with The Climate Corporation, Crop offers multiperil crop insurance through the federal crop insurance program administered by the U.S. Department of Agriculture’s Risk Management Agency. OneBeacon and The Climate Corporation also offer crop-hail products to supplement the federal crop insurance program.
Specialty Industries
For 2013, 2012 and 2011, our Specialty Industries segment's net written premiums by underwriting operating segment were as follows:

	Year ended December 31,
	2013	2012	2011
	($ in millions)
International Marine Underwriters	$181.0	$160.1	$180.0
Technology	131.8	121.0	94.3
Accident	105.9	102.0	86.8
Government Risks	83.4	62.3	48.8
Entertainment	76.8	71.4	61.2
Energy	0.1	31.5	20.4
Total Specialty Industries	$579.0	$548.3	$491.5

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
OneBeacon Technology Insurance (Technology)
Technology provides targeted insurance solutions for specific technology segments including: information technology, telecommunications, electronic manufacturing, integration contractors, instrument manufacturers and clean tech/solar. Tailored products and coverages include property, general liability, business auto, commercial umbrella, workers compensation, international, technology errors or omissions, data privacy and communications liability. Specialized technology insurance expertise, innovation and service are delivered through dedicated underwriting, risk control and claims staff.
OneBeacon Accident Group (Accident)
Accident focuses on analyzing and developing unique accident solutions for the transportation, non-subscription and corporate accident marketplace, while also developing specialized accident insurance programs. Our Accident product suite includes accidental death and dismemberment, occupational accident, sports accident, non-truckers liability, vehicle physical damage and other accident coverages. Accident also provides employers and affinity groups with access to unique services including a discounted prescription drug program, identity theft management services and travel assistance services.
OneBeacon Government Risks (Government Risks)
Government Risks provides solutions for midsized municipalities and counties, special districts including water and sanitation, non-rail transit authorities and other publicly funded agencies. Government Risks products include property, casualty, and professional liability (comprised of law enforcement, public officials, and employment practices liability coverages) offered on a fully insured, deductible, self-insured retention or assumed reinsurance basis.
OneBeacon Entertainment (Entertainment)
Entertainment provides specialized commercial insurance, including professional liability protection, for the entertainment, sports and leisure industries. Coverages include film and television portfolio, producers portfolio, theatrical package, event cancellation, premises liability, event liability and participant liability.
OneBeacon Energy Group (Energy)
Energy, a business we decided to exit (except for certain inland marine accounts that were transferred into our IMU underwriting operating segment) commencing in the fourth quarter of 2012, focused on middle-market upstream and midstream conventional energy businesses, alternative and renewable energy producers, alternative fuel producers and related service and manufacturing enterprises. Energy offered a full array of property, inland marine and casualty insurance, including property damage, boiler and machinery breakdown, general liability, auto liability and umbrella liability. Energy did not offer offshore energy products.

Geographic Concentrations
Substantially all of our net written premiums are derived from business produced in the United States. For 2013, 2012 and 2011, business was produced in the following geographies:

	Year ended December 31,
	2013	2012	2011
California	15.7%	15.9%	13.9%
New York	9.9	9.4	9.3
Texas	7.0	7.3	6.8
District of Columbia	5.7	4.6	3.8
Florida	4.8	5.1	5.0
Massachusetts	3.6	3.7	4.5
Other(1)	53.3	54.0	56.7
Total	100.0%	100.0%	100.0%
_______________________________________________________________________________

(1)	No other individual state is greater than 5% of net written premiums for 2013, 2012 and 2011.
Marketing and Distribution
We offer our products and services through a network of approximately 2,500 independent agents, regional and national brokers, wholesalers and managing general agencies. We selectively enter these relationships with producers who demonstrate an understanding of our target markets, our company’s capabilities and the specialized needs of their clients. We believe this selective distribution approach creates greater insight into the underwriting and management of the risks associated with our particular lines of business. Further, we believe that agents and brokers will continue to represent a significant share of the business we desire going forward.
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
Competition
Property and casualty insurance is highly competitive. Our businesses each compete against a different subset of companies. In general terms, we compete in one or more of our businesses with most of the large multi-line insurance companies, such as ACE, AIG, Chubb Group, CNA, Liberty Mutual, Travelers and Zurich Insurance Group. We also compete with most of the specialty companies, such as Allied World Assurance Company, HCC Insurance Holdings, Inc., The Navigators Group, Inc., Ironshore Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. Lastly, we compete in certain of our businesses with various local and regional insurance companies.
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

Claims Management
Effective claims management is a critical factor in achieving satisfactory underwriting results. We maintain an experienced staff of claims handlers and managers strategically located throughout our operating territories. We also maintain a special investigative unit designed to detect insurance fraud and abuse and support efforts by regulatory bodies and trade associations to curtail fraud.
Our claims operations are organized into ongoing claims and run-off claims, with specific claims resources supporting the respective operations. This approach allows us to better identify and manage claims handling costs. In addition, a shared claims service unit manages costs related to all claims staff and vendors. We have adopted a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claims payments, enabling us to lower the sum of the three. This approach requires the utilization of a considerable number of conventional metrics to monitor the effectiveness of various programs implemented to lower total loss costs. We utilize the metrics to prevent the implementation of expense containment programs that will cost us more than we expect to save.
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
The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to our operating results and financial condition. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in the area affected by the event as well as the severity of the event. We use models (primarily AIR Worldwide (AIR) Classic/2 version 15.0) to estimate the potential losses from catastrophes. We use this model output in conjunction with other data to manage our exposure to catastrophe losses through individual risk selection and by limiting our concentration of insurance written in catastrophe-prone areas such as coastal regions. In addition, we impose wind deductibles on existing coastal windstorm exposures.
We seek to further reduce our potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective May 1, 2013, we renewed our property catastrophe reinsurance program through April 30, 2014. The program provides coverage for our property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained and $117.0 million of the next $130.0 million of losses resulting from the catastrophe are reinsured in three layers. We retain 50% of losses from $20.0 million to $30.0 million, 10% of losses from $30.0 million to $70.0 million, and 5% of losses from $70.0 million to $150.0 million. That part of a catastrophe loss in excess of $150.0 million would be retained in full. In the event of a catastrophe, our property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. We anticipate that the $150.0 million limit is more than sufficient to cover the maximum hurricane and earthquake losses with a modeled 0.4% probability of occurrence (1-in-250-year). This $150.0 million limit was reduced from the $180.0 million limit that our previous catastrophe reinsurance program provided, as a result of lower catastrophe exposure as a specialty-focused company.
Our property catastrophe reinsurance program does not cover property losses resulting from any nuclear events or biological, chemical or radiological terrorist attacks. Also excluded are losses resulting from acts of terrorism committed by an individual or individuals acting on behalf of any foreign person or foreign interest as defined under the Terrorism Risk Insurance Program Reauthorization Act (the Terrorism Act, or TRIPRA). See "Business—Terrorism" below.
In addition to the corporate catastrophe reinsurance protection, we also purchase dedicated reinsurance protection for certain specific lines of business. We also purchase property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10.0 million up to $100.0 million. Individual risk facultative reinsurance is purchased above $100.0 million. We retain 5% of losses in excess of $20.0 million up to $40.0 million and 10% of losses in excess of $40.0 million. The property-per-risk treaty provides one limit of reinsurance protection for losses in excess of $10.0 million up to $100.0 million on an individual risk basis for acts of foreign terrorism. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.

We also maintain a casualty reinsurance program that provides protection for individual policies involving general liability, automobile liability, professional liability or umbrella liability. Our healthcare professional liability treaty covers losses in excess of $5.0 million up to $20.0 million in two layers. The first layer, $5.0 million in excess of $5.0 million has a 10% co-participation. All other casualty business is covered in a separate treaty covering losses in excess of $5.0 million up to $21.0 million. The first layer of the casualty treaty ($6.0 million excess of $5.0 million) has a 10% co-participation and a $3.0 million annual aggregate deductible. The second layer of the casualty treaty ($10.0 million excess of $11.0 million) has a 5% co-participation. We also purchase a treaty to protect against large workers compensation losses that provides coverage for 100% of the loss in excess of $1.0 million up to $10.0 million per occurrence. Additionally, for casualty and/or workers compensation catastrophe losses, we maintain a dedicated clash treaty, which provides coverage in the event that one loss event results in two or more claims, that covers up to $60.0 million in excess of a $10.0 million retention.
We purchase a per occurrence treaty for marine business – both inland and ocean – that protects against large occurrences, whether a single large claim or a catastrophe. The marine treaty attaches at $2.0 million per occurrence. The first layer of the marine treaty is $5.0 million in excess of $2.0 million, with annual aggregate deductibles of $1.5 million for individual ocean marine large claims, $1.5 million for individual inland marine large claims and $5.0 million for catastrophe losses. We retain 60% of the loss from $2.0 million up to $7.0 million. Catastrophe coverage is provided up to $60.0 million. Retained catastrophe losses are subject to the corporate catastrophe treaty. Individual risk losses from inland marine exceeding $20.0 million are subject to the corporate property per risk treaty. Reinstatement premiums are paid in full or in part depending on the layer and the occurrence if the coverage is attached.
We also purchase reinsurance for our Surety underwriting operating segment. This treaty covers 100% of losses in excess of $5.0 million up to $30.0 million per bond and up to $60.0 million in aggregate.
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
In December 2007, the United States government extended the Terrorism Act until December 31, 2014. The Terrorism Act established a federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry's aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year's direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this "backstop," primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.
We estimate our individual retention level for commercial policies subject to the Terrorism Act to be approximately $100 million in 2014. The federal government will pay 85% of covered terrorism losses that exceed our or the industry's retention levels in 2014, up to a total of $100 billion.
Our current reinsurance programs provide varying degrees of coverage for terrorism events as defined under the Terrorism Act. All losses that result from a nuclear, biological, chemical or radiological terrorist attack are excluded. Our property catastrophe treaty also excludes "certified" (as defined by TRIPRA) acts of terrorism committed by an individual or individuals acting on behalf of any foreign person or foreign interest. Our casualty clash treaty provides coverage for both “certified” and “non-certified” terrorism losses on an aggregated basis, subject to a maximum of one full treaty limit. Our property per risk, casualty and workers compensation treaties each provide full coverage for “certified” acts of terrorism on behalf of a non-foreign person or interest, but are sublimited to one full treaty limit for “certified” acts of terrorism committed on behalf of any foreign person or foreign interest. Our healthcare treaty is sublimited to one full treaty limit of coverage for all acts of terrorism. See "Business—Catastrophe Risk Management and Reinsurance Protection" above.

We closely monitor and manage our concentration of risk by geographic area. Our guideline is to control our exposures so that our total maximum expected loss from a terrorism event within any half-mile radius in a metropolitan area or around a target risk will not exceed $200 million, or $300 million in all other areas before considering the Terrorism Act. Reports monitoring our terrorism exposures are generated quarterly. The exposure of potential new business located in areas of existing concentration or that individually present significant exposure is evaluated during the underwriting process. As a result, we believe that we have taken appropriate actions to limit our exposure to losses from terrorist attacks and will continue to monitor our terrorism exposure in the future. Nonetheless, risks insured by us, including those covered by the Terrorism Act, remain exposed to terrorist attacks and the possibility remains that losses resulting from future terrorist attacks could prove to be material.
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
The following table summarizes our loss and LAE reserve activities for 2013, 2012 and 2011:

	Year ended December 31,
	2013		2012		2011
	($ in millions)
Gross beginning balance	$1,000.0		$3,358.6		$3,295.5
Less beginning reinsurance recoverable on unpaid losses	(107.3)		(2,167.5)		(1,893.2)
Net beginning loss and LAE reserves	892.7		1,191.1		1,402.3
Loss and LAE incurred relating to:
Current year losses	622.1		657.4		578.1
Prior year losses	—		(7.4)		(29.8)
Total incurred loss and LAE from continuing operations	622.1		650.0		548.3
Loss and LAE paid relating to:
Current year losses	(188.6)		(224.6)		(216.9)
Prior year losses	(352.1)		(340.5)		(306.3)
Total loss and LAE payments from continuing operations	(540.7)		(565.1)		(523.2)
Net loss and LAE reserves	974.1		1,276.0		1,427.4
Total incurred loss and LAE from discontinued operations	78.9		48.4		89.5
Total loss and LAE payments from discontinued operations	(102.3)		(220.8)		(261.1)
Net loss and LAE reserves	950.7		1,103.6		1,255.8
Net change in loss and LAE reserves reported in liabilities held for sale	23.4	(1)	(147.1)	(2)	(64.7)	(3)
Net loss and LAE reserves sold	—		(63.8)	(4)	—
Net ending loss and LAE reserves	974.1		892.7		1,191.1
Plus ending reinsurance recoverable on unpaid losses	80.2		107.3		2,167.5
Gross ending balance	$1,054.3		$1,000.0		$3,358.6
_______________________________________________________________________________

(1)
Consists of the change in net loss and LAE reserves to $188.4 million from $211.8 million, which amounts were classified as held for sale as December 31, 2013 and 2012, respectively, in connection with the Runoff Transaction.

(2)
Consists of the change in net loss and LAE reserves to $211.8 million from $64.7 million, which amounts were classified as held for sale as of December 31, 2012 and 2011, respectively, in connection with the Runoff Transaction and AutoOne Transaction (as defined in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Transactions"), respectively.

(3)	Consists of the net loss and LAE reserves of $64.7 million classified as held for sale as of December 31, 2011 in connection with the AutoOne Transaction.

(4)	Relates to the AutoOne Transaction, which closed in February 2012.

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
Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency (the average number of claims submitted per policy during a given period of time) and severity (the average value per claim during a given period of time) patterns, becomes known. Section IV shows the cumulative net redundancy/(deficiency) representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2013. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2013. Section VI shows the cumulative gross redundancy/(deficiency) representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2013.

	Loss and LAE(1), (2) Year ended December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
	($ in millions)
I. Liability for unpaid loss and LAE:
Gross balance	$130.3	$211.4	$376.7	$436.1	$480.2	$627.1	$702.1	$835.1	$868.5	$1,000.0	$1,054.3
Less reinsurance recoverable on unpaid loss and LAE	(15.7)	(14.5)	(46.8)	(30.6)	(24.3)	(49.6)	(43.8)	(53.6)	(61.6)	(107.3)	(80.2)
Net balance	114.6	196.9	329.9	405.5	455.9	577.5	658.3	781.5	806.9	892.7	974.1
II. Cumulative amount of net liability paid through:
1 year later	48.7	58.1	126.8	96.6	97.8	154.8	219.4	306.3	339.0	332.7
2 years later	62.3	76.6	168.7	132.3	159.4	235.2	357.0	474.4	505.7
3 years later	74.3	95.4	185.4	167.2	197.3	294.4	436.3	560.1
4 years later	81.2	101.2	205.1	183.9	230.3	331.4	477.1
5 years later	82.5	105.0	214.1	195.3	244.7	346.8
6 years later	84.1	106.6	218.7	199.6	252.6
7 years later	84.5	106.9	221.4	201.9
8 years later	84.3	108.7	222.2
9 years later	82.8	109.0
10 years later	83.1
III. Net liability re-estimated as of:
1 year later	109.7	179.9	325.9	308.1	391.1	492.9	630.2	751.7	799.5	892.7
2 years later	102.3	152.4	269.6	267.8	335.4	459.3	595.8	743.8	806.9
3 years later	100.0	128.1	243.1	243.2	318.8	416.1	589.6	733.2
4 years later	91.7	119.1	238.8	227.1	297.4	413.5	576.9
5 years later	87.2	118.2	228.8	224.8	294.3	396.9
6 years later	86.2	111.8	229.5	221.6	280.8
7 years later	86.3	110.1	230.2	216.0
8 years later	86.1	111.2	227.6
9 years later	84.5	109.9
10 years later	83.7
IV. Cumulative net redundancy	$30.9	$87.0	$102.3	$189.5	$175.1	$180.6	$81.4	$48.3	$—	$—
Percent redundant	27.0%	44.2%	31.0%	46.7%	38.4%	31.3%	12.4%	6.2%	—%	—%
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross unpaid loss and LAE latest re-estimate	$102.9	$129.4	$303.0	$245.5	$316.7	$443.4	$618.3	$776.0	$849.4	$1,016.1
Reinsurance recoverable latest re-estimate	(19.2)	(19.5)	(75.4)	(29.5)	(35.9)	(46.5)	(41.4)	(42.8)	(42.5)	(123.4)
Net unpaid loss and LAE latest re-estimate	$83.7	$109.9	$227.6	$216.0	$280.8	$396.9	$576.9	$733.2	$806.9	$892.7
VI. Cumulative gross redundancy (deficiency)	$27.4	$82.0	$73.7	$190.6	$163.5	$183.7	$83.8	$59.1	$19.1	$(16.1)
Percent redundant (deficient)	21.0%	38.8%	19.6%	43.7%	34.0%	29.3%	11.9%	7.1%	2.2%	(1.6)%
_______________________________________________________________________________

(1)
The 10-year table is reflective of activity related to our loss and LAE reserves from Specialty Products and Specialty Industries and excludes the purchase accounting adjustments for the OneBeacon Acquisition or the effect of any reserve activity from the affiliate quota share agreements. Affiliate quota shares refer to two quota share reinsurance agreements we entered into with subsidiaries of White Mountains primarily for White Mountains' capital management purposes. These agreements were commuted in the fourth quarter of 2006 in connection with our initial public offering. The 10-year table also excludes the Runoff Business and AutoOne, which have been presented as discontinued operations in the statements of operations for all periods presented. For purposes of the 10-year table, loss and LAE reserves, and the related reinsurance recoverable on unpaid loss and LAE, related to the Runoff Business and AutoOne have been excluded for all periods presented to conform to the presentation of assets and liabilities associated with the Runoff Business and AutoOne, which are presented as held for sale in the consolidated balance sheets as of December 31, 2013 and 2012, respectively.

(2)
The 10-year table also excludes loss and LAE reserves related to the sale of our personal lines business in 2010. The net reserves related to this business for the years 2003 through 2009 were as follows: $627.8 million, $518.3 million, $434.4 million, $386.6 million, $322.5 million, $333.5 million and $315.4 million, respectively. This business was sold in 2010 and therefore, there were no net reserves as of December 31, 2010, 2011, 2012 or 2013.

The following table reconciles loss and LAE reserves, excluding the impact of purchase accounting adjustments, determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP at December 31, as follows:

	December 31,
	2013	2012
	($ in millions)
Statutory reserves(1)	$2,199.9	$2,299.1
Reinsurance recoverable on unpaid losses(2)	80.2	107.3
Runoff Business(3)	(1,225.8)	(1,406.4)
GAAP reserves	$1,054.3	$1,000.0
_______________________________________________________________________________

(1)	Statutory reserves include Split Rock loss and LAE reserves

(2)	Represents adjustments made to add back reinsurance recoverables on unpaid losses related to ongoing specialty business included with the presentation of reserves under statutory accounting.

(3)
Represents loss and LAE reserves related to the Runoff Business which are presented as liabilities held for sale in the December 31, 2013 and 2012 balance sheet. Also includes adjustments made for certain reinsurance recoverables on unpaid losses that have a different presentation for statutory than for GAAP.

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
Our investment portfolios are managed under agreements with White Mountains Advisors LLC (WM Advisors), a registered investment advisor that is owned by White Mountains, and Prospector Partners, LLC (Prospector), a primary registered investment advisor. See Note 15—"Related Party Disclosures" of the accompanying consolidated financial statements. Our investment portfolio mix as of December 31, 2013 consisted in large part of high quality, short duration fixed maturity investments and short-term investments, as well as equity investments which are comprised of common stock, convertible fixed maturity securities and other investments such as hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible fixed maturity securities, and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.
Fixed Income and Other Investments
WM Advisors, along with any sub-advisors they may engage, manages our fixed income portfolio, which includes both fixed maturity and short-term investments, and our other investments portfolio which primarily consists of hedge funds and private equity funds. WM Advisors' overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. WM Advisors generally manages the interest rate risk associated with holding fixed maturity investments by actively managing the average duration of the portfolio to achieve an adequate after tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. During 2013, WM Advisors began investing in taxable and tax-exempt municipal securities, with the objective of providing absolute loss adjusted total returns with a focus on capital preservation.

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
2012 Senior Notes
In November 2012, OneBeacon U.S. Holdings, Inc. (OBH), an intermediate holding company of OneBeacon, issued $275.0 million face value of senior unsecured notes through a public offering, at an issue price of 99.9% (2012 Senior Notes). The net proceeds from the issuance of the 2012 Senior Notes were used to repurchase OBH's existing outstanding senior notes, the 2003 Senior Notes (as defined in "Liquidity and Capital Resources—Financing" in Item 7). The 2012 Senior Notes bear an annual interest rate of 4.6%, payable semi-annually in arrears on May 9 and November 9 until maturity on November 9, 2022. OneBeacon Insurance Group, Ltd. provides an irrevocable and unconditional guarantee as to the payment of principal and interest on the 2012 Senior Notes.
See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing."
Corporate
Our Corporate operations consists of the activities of OneBeacon Insurance Group, Ltd. and our intermediate subsidiary holding companies which include OneBeacon U.S. Enterprises Holdings, Inc. (OBEH), OneBeacon U.S. Financial Services, Inc., and OBH, all U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda. The primary purpose of these entities is to efficiently manage the group's various capital and financing activities.
Regulatory Matters
General
Our insurance operations are subject to regulation and supervision in each of the United States jurisdictions where they are domiciled and licensed to conduct business. Generally, state regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of the consolidated financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. We are also subject to Bermuda insurance regulations, which are generally similar to insurance regulations imposed by U.S. states on U.S.-domiciled insurers, though there are important differences, as described below.
State Accreditation and Monitoring
All states have laws establishing standards that an insurer must meet to maintain its license to write business. In addition, the National Association of Insurance Commissioners (NAIC) has risk-based capital (RBC) standards for property and casualty companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; declines in asset values arising from market and/or credit risk; and off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and excessive premium growth. Under laws adopted by individual states, insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

The NAIC has a set of financial relationships or tests known as the Insurance Regulatory Information System (IRIS) to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special regulatory attention or action. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios (IRIS ratios), each with defined "usual ranges." Generally, regulators will begin to investigate or monitor an insurance company if its IRIS ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue or, in severe situations, assume control of the company. We are not aware that any of our insurance companies are currently subject to regulatory investigation based on these ratios.
State insurance laws require us to analyze the adequacy of our reserves annually. Our actuaries must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.
The NAIC's Annual Financial Reporting Model Regulation, or the Model Audit Rule (MAR), which includes provisions that are similar to Sarbanes-Oxley requirements for public companies, requires certain insurance companies to appoint audit committees to oversee accounting and financial reporting processes as well as oversee the audit of the insurer’s financial statements. Audit committees also are required to appoint independent auditors, among other things. The designated audit committee must receive reports regarding significant deficiencies, material weaknesses and solvency concerns at the insurance company level. Certain insurance companies, including OneBeacon, are also required to file an annual management report on internal control over financial reporting.
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
We are subject to state laws and regulations that require investment portfolio diversification and that limit the amount of investment in certain categories. Non-compliance may cause non-conforming investments to be non-admitted in measuring statutory surplus and, in some instances, may require divestiture. Our investment portfolio at December 31, 2013 complied with such laws and regulations in all material respects.
One of the primary sources of cash inflows for us and certain of our intermediary holding companies is dividends received from our operating subsidiaries. Under the insurance laws of the jurisdictions under which our U.S. insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. During 2013, Atlantic Specialty Insurance Company (ASIC) distributed $190.0 million to OneBeacon Insurance Company (OBIC), its immediate parent, by way of an extraordinary return of capital, which was approved by the New York Department of Financial Services. OBIC, in turn, distributed the $190.0 million to its immediate parent. Subsequently, our intermediary holding companies contributed $35.0 million to OBIC in late 2013.

Holding Company Structure
We are subject to regulation under certain state insurance holding company acts. These regulations contain reporting requirements relating to our capital structure, ownership, financial condition and general business operations. These regulations also contain special reporting and prior approval requirements with respect to certain transactions among affiliates. Since we are an insurance holding company, the domiciliary states of our U.S. insurance subsidiaries impose regulatory application and approval requirements on acquisitions of common shares which may be deemed to confer control over those subsidiaries, as that concept is defined under the applicable state laws. Acquisition of as little as 10% of our common shares may be deemed to confer control under the insurance laws of some jurisdictions, and the application process for approval can be extensive and time consuming.
Legislation
The insurance industry is highly regulated at the state level. While the federal government does not directly regulate the insurance business, federal legislation and administrative policies affect the insurance industry. In addition, legislation has been introduced from time to time in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. Notably, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) created the Federal Insurance Office (FIO) within the Treasury Department, which is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system. The FIO also provides advice to the Financial Stability Oversight Council (FSOC) and represents the United States on international insurance matters. On December 12, 2013, the FIO released its report on “How to Modernize and Improve the System of Insurance Regulation in the United States” (FIO Report). The FIO Report, which was due in January 2012, was mandated by the Dodd-Frank Act. The FIO Report examined all segments of the insurance industry (except health insurance) and contained recommendations for improvement in the current state regulatory system (e.g., capital adequacy, market regulation) as well as opportunities for direct federal intervention (e.g., oversight over mortgage insurers, reforms related to market conduct examination, and oversight over rate related practices and other issues affecting consumers). We will continue to monitor reaction to and implementation of the recommendations in the FIO Report and its potential impact, if any, on our insurance company subsidiaries.
In addition, the Terrorism Act established a federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended in December 2007, the law also covers domestic acts of terrorism. See "Business—Catastrophe Risk Management and Reinsurance Protection" and "—Terrorism". We are actively complying with the requirements of the Terrorism Act in order to ensure our ability to be reimbursed by the federal government for any losses we may incur as a result of future terrorist acts. The Terrorism Act expires December 31, 2014, and, while there is an on-going debate to extend the Act “as is” or with modifications, there can be no assurance that Congress will take any action before it expires.
Regulators in states that adopted the NAIC's 2010 amendment to the Model Insurance Company Holding Company System Regulatory Act (the Model Holding Company Act) have enhanced authority to regulate insurers as well as their affiliated entities, on an enterprise risk basis. The amendment to the Model Holding Company Act requires the ultimate controlling person in an insurer's holding company structure to identify and report to state insurance regulators material risks within the structure that could pose enterprise risk to the insurer. While some states have substantially adopted the Model Holding Company Act, others have not yet passed the legislation. We cannot predict whether and to what extent the non-adopting states will adopt the Model Holding Company Act.
State regulators also continue to adopt measures related to the NAIC’s Solvency Modernization Initiative (SMI). Initiated in 2008 with the goal of modernizing the U.S. insurance solvency framework, SMI focuses on capital requirements, governance and risk management, group supervision, statutory accounting and financial reporting, and reinsurance. One key regulatory change that emerged from SMI is a requirement that insurers summarize their key risks and risk management strategies to regulators.
This insurer-created, risk-focused summary report is called the Own Risk Solvency Assessment (ORSA). The ORSA is defined by the NAIC’s Risk Management and ORSA Model Act (the ORSA Model Act) and a related ORSA Guidance Manual, both of which were adopted by the NAIC in 2012. The ORSA Model Act requires an insurer and/or the insurance group to complete an ORSA “at least annually to assess the adequacy of its risk management and current, and likely future, solvency position.” The ORSA requirement will apply to individual U.S. insurers that write more than $500 million of annual direct written and assumed premium, and/or insurance groups that collectively write more than $1 billion of annual direct written and assumed premium. The ORSA Model Act requires insurers to first provide their ORSAs to regulators in 2015, so it is expected that all states will adopt the ORSA Model Act before the end of 2014. We are assessing the potential for ORSA implementation and determining the overall impact of this regulation.

Given that one of our insurance company subsidiaries, ASIC, is now authorized to write federal crop insurance, we could be impacted by regulatory and legislative developments affecting the federal crop insurance program. For example, the generally applicable levels of reinsurance support that the federal government provides to authorized carriers could be reduced by legislation re-authorizing the federal crop insurance program.
Environmental
Environmental cleanup of polluted waste sites is subject to both federal and state regulations. Superfund and comparable state statutes govern the cleanup and restoration of waste sites by potentially responsible parties (PRPs). These laws can impose liability for the entire cost of cleanup upon any PRP, regardless of fault. The insurance industry in general is involved in extensive litigation regarding coverage issues arising out of the cleanup of such sites by insured PRPs and as a result has disputed many such claims. From time to time, comprehensive Superfund reform proposals are introduced in Congress, but none has yet been enacted. At this time, it remains unclear as to whether Superfund reform legislation will be enacted or that any such legislation will provide for a fair, effective and cost-efficient system for settlement of Superfund related claims. The NICO Cover (as defined in "Critical Accounting Estimates—2. Loss and LAE" in Item 7) includes coverage for such exposures at our company, however, there can be no assurance that the coverage provided under the NICO Cover will ultimately prove to be adequate for our incurred environmental losses.
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
Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent resident certificates and holders of working resident certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position.
Split Rock is the only OneBeacon insurance company subsidiary that is domiciled in Bermuda. Split Rock is licensed as a Class 3A insurer in Bermuda and is subject to the Insurance Act 1978 of Bermuda and related regulations, as amended (Insurance Act). While Bermuda insurance regulations are generally similar to insurance regulations imposed by U.S. states on U.S.-domiciled insurers, there are important differences. These differences must be accounted for in order for Split Rock to maintain its Bermuda insurance license. For example, instead of using the U.S. Risk-Based-Capital (RBC) formula to determine the minimum amount of capital needed to support an insurer’s overall business operations, under the Insurance Act, Split Rock is required to maintain available statutory capital and surplus at a level equal to or in excess of its enhanced capital requirement which is established by reference to either a Bermuda Solvency Capital Requirement model or an approved internal capital model in lieu thereof. Another difference relates to regulation of insurer investments. Split Rock is required to maintain a minimum liquidity ratio to ensure that it has sufficient liquidity in its investment portfolio. In addition to compliance under the Insurance Act, Split Rock must also comply with provisions of the Companies Act relating to exempted companies.
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
The following table presents the financial strength ratings assigned to our principal insurance operating subsidiaries which support our Ongoing Subsidiaries as well as our Runoff Subsidiaries, as of February 28, 2014:

	A.M. Best(1)	Fitch(2)	Moody's(3)	Standard & Poor's(4)
Ongoing Subsidiaries:
Ratings	"A" (Excellent)	"A" (Strong)	"A2" (Good)	"A-" (Strong)
Outlook	Stable	Stable	Stable	Stable

Runoff Subsidiaries:
Ratings	"A" (Excellent)	"A" (Strong)	"A2" (Good)	Unrated
Outlook	Under Review - Negative	Rating Watch - Negative	Negative	N/A
_______________________________________________________________________________

(1)	"A" is the third highest of sixteen financial strength ratings assigned by A.M. Best.

(2)	"A" is the sixth highest of nineteen international financial strength ratings assigned by Fitch.

(3)	"A2" is the sixth highest of twenty-one financial strength ratings assigned by Moody's.

(4)	"A-" is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor's.
Employees
As of December 31, 2013, we employed approximately 1,200 persons.

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
Risks Relating to Our Business
Unpredictable catastrophic events could materially adversely affect our results of operations and financial condition, and our ability to manage our exposure to catastrophic losses is limited.
We write insurance policies that cover unpredictable catastrophic events. Covered unpredictable events include natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires, and severe winter weather. Catastrophes can also include terrorist attacks, explosions and infrastructure failures.
Our exposure to hurricanes and earthquakes is the largest natural catastrophe risk to our business. Key exposures include: (1) hurricane or windstorm damage in the United States Northeast Atlantic Coast and Gulf Coast regions; (2) a major California earthquake; and (3) losses from terrorist attacks in the United States, such as the attacks on September 11, 2001.
The extent of catastrophe losses is a function of both the severity of the event and total amount of insured exposure in the affected area. Increases in the value and concentrations of insured property or insured employees, the effects of inflation, and changes in weather patterns could increase the future frequency and severity of claims from catastrophic events. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year and adversely affect our financial condition. Our ability to write new insurance policies could also be impacted as a result of corresponding reductions in our surplus levels.
Some scientists believe changing climate conditions have added to the unpredictability and frequency of natural disasters and create additional uncertainty as to future trends and exposures. We cannot predict how changing climate conditions and the various governmental and other responses to such changes will impact our business. To the extent that climate change does increase the unpredictability, frequency or severity of natural disasters, we may face increased claims, which could have a material adverse effect on our results of operations and financial condition.
We analyze aggregate insured values and possible catastrophe losses through a variety of tools, including catastrophe modeling software. Loss estimates produced by catastrophe models depend on many variables, including assumptions about demand surge, storm surge, loss adjustment expenses, and storm intensity. If the assumptions defining our modeling variables are incorrect, or the model itself is incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our results of operations and financial condition could be materially adversely affected.
Future insurance and reinsurance coverage for terrorist acts is uncertain, and we may in the future have substantial exposure to such acts.
We cannot predict the extent to which our future insurance contracts will cover terrorist acts. One of the key drivers of uncertainty is the possibility of changes to TRIPRA, a federal law which is set to expire at the end of 2014. The current version of TRIPRA requires primary commercial insurers to make terrorism coverage available and provides federal protection for certain coverages, while excluding others (e.g., commercial automobile, surety, and all forms of professional liability coverage except directors and officers coverage), above both individual company retention and industry retention levels. While we have a reasonable expectation that TRIPRA will be extended for an additional period of time, there is no assurance of an extension or of the terms of any such extension. Because the current version of TRIPRA has greatly influenced the way in which commercial insurers define, offer, and price coverage for terrorist acts, changes to the Act or any other legislative or court-imposed requirements could fundamentally change risks associated with terrorism coverage and our decisions about if and how to define and cover those risks. This same uncertainty also affects reinsurance we purchase to protect us against losses related to terrorist acts.
Our future financial exposure to terrorist acts is also uncertain. While we manage our exposure to terrorism-related losses through coverage terms, by limiting geographic concentrations of risk, and by purchasing reinsurance, risks insured by us, including those covered by TRIPRA, remain exposed to terrorist attacks and the possibility remains that losses resulting from future terrorist attacks could prove to be material to our results of operations and financial condition.
Our loss and loss adjustment expense (LAE) reserves may be inadequate to cover our ultimate liability for losses and as a result our financial condition and results of operations could be materially adversely affected.
We must maintain reserves adequate to cover our estimated ultimate liabilities for loss and LAE. Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as IBNR reserves, and for expected future development on case reserves. These reserves are estimates based on actuarial, claims and underwriting assessments of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Because of uncertainties associated with estimating loss and LAE reserves, we cannot be certain that our reserves are adequate. Underestimation of loss and loss and LAE expenses could occur, for example, in our large number of workers' compensation permanent disability claims. These claims involve medical payments that will be made far into the future and therefore the impact of medical price inflation and increased utilization could have a material adverse impact on the ultimate amount of losses paid.
Furthermore, the risk management and modeling tools which we use to attempt to address loss and LAE reserve volatility and the impact of future inflation on our reserve portfolio may be inaccurate and ineffective, resulting in inaccurate reserves. New information could become available, or new or different legal, social or economic trends may emerge which would cause us to change our modeling assumptions.
In the event that reserves become insufficient to cover our actual loss and LAE, we may need to strengthen our reserves, which could have a material adverse effect on our results of operations and financial condition.
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
We have exposure to A&E claims, substantially all of which relate to the Runoff Business and are included in liabilities held for sale on the December 31, 2013 and 2012 consolidated balance sheets. Estimating our exposure to A&E claims is subject to a high degree of uncertainty and final ultimate loss and LAE could exceed coverage available under our reinsurance arrangements. The uncertainty regarding A&E exposure is driven by a number of factors, including policyholders that assert new theories of recovery and proposed state and federal legislation regarding A&E liability. Although we expect the number of our A&E related claims to decrease over time, these and other factors may increase our liability or number of claims. If we do not have adequate reinsurance protection and if we have not established adequate loss and LAE reserves to cover future claims, our results of operations and financial condition could be materially adversely affected.
Our investment portfolio may suffer reduced returns or losses which could adversely affect our results of operations and financial condition. Adverse changes in interest rates, equity markets, debt markets or market volatility could result in significant losses to the fair value of our investment portfolio.
Our investment portfolio, including the assets supporting our pension plans, consists of fixed maturity securities, convertible fixed maturity securities, short-term investments, common equity securities and other investments such as hedge funds and private equity funds. We invest to maximize after tax total risk-adjusted return over the long term subject to our investment guidelines and various regulatory restrictions. However, investing entails substantial risks. We may not achieve our investment objectives, and our investment performance may vary substantially over time. Investment returns are an important part of our strategy to grow book value, and fluctuations in the fixed income or equity markets could impair our results of operations and financial condition.

Both the investment income we generate and the fair market value of our investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates, debt market levels, equity market levels and market volatility. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. In particular, a significant increase in interest rates could result in significant losses in the fair value of our investment portfolio, and consequently could adversely affect our results of operations and financial condition. We are exposed to changes in equity markets. We are also exposed to changes in the volatility levels of various investment markets. The underlying conditions prompting such changes are outside of our control and could adversely affect the value of our investments and our results of operations and financial condition.
Successful management of our investment portfolio is highly dependent on WM Advisors, which is owned by White Mountains, and Prospector. WM Advisors supervises and directs the fixed income and other investments portion of our investment portfolio, and Prospector is the primary supervisor and director of the publicly-traded common equity securities and convertible fixed maturity securities portion of our investment portfolio. If we lose our investment relationship with either of WM Advisors or Prospector, we may not be able to secure an investment advisor or advisors who will produce returns on our investments similar to these produced by WM Advisors and Prospector in the past, or any positive returns at all.
The property and casualty insurance industry is highly competitive and cyclical, and we may not be able to compete effectively in the future.
The property and casualty insurance industry is highly competitive and has historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (soft markets) followed by periods of relatively high prices and more selective underwriting standards (hard markets). Our businesses each compete against a different subset of companies. In general terms, we compete in one or more of our businesses with most of the large multi-line insurance companies, most of the specialty companies, and various local and regional insurers.
We could fail to build and sustain the kind of business relationships, including distribution relationships, that are necessary to compete. To compete, we offer our products through a select network of independent agents, regional and national brokers, wholesalers and managing general agencies, or MGAs. If our distribution partners find that our competitor insurers offer better priced coverage, we may be unable to maintain a competitive position, which in turn may adversely affect our results of operations and financial condition.
We could also fail to successfully manage risks associated with the general cyclicality of the property and casualty market. Any significant decrease in the rates we can charge for property and casualty insurance would adversely affect our results. We also expect to continue to experience the effects of cyclicality which, during down periods, could materially adversely affect our results of operations and financial condition.
We may not maintain favorable financial strength or creditworthiness ratings, which could adversely affect our ability to conduct business.
Third-party rating agencies assess and rate the financial strength, including claims-paying ability, of insurers and reinsurers. These ratings are based upon criteria established by the rating agencies and are subject to revision at any time at the sole discretion of the agencies. Some of the criteria relate to general economic conditions and other circumstances outside the rated company's control. These financial strength ratings are: (1) an important tool that policyholders, agents and brokers use to assess the suitability of insurers as business counterparties; and (2) an important factor in establishing the competitive position of insurance companies. A downgrade, withdrawal or negative watch/outlook of our financial strength ratings could severely limit or prevent our insurance subsidiaries from writing new insurance policies or renewing existing insurance policies, which could have a material adverse effect on our results of operations and financial condition.
General creditworthiness ratings are used by existing and potential investors to assess the likelihood of repayment on a particular debt issue. Strong creditworthiness ratings also provide better financial flexibility when issuing new debt or restructuring existing debt. A downgrade, withdrawal or negative watch/outlook of our creditworthiness ratings could limit our ability to raise new debt or make new debt more costly and/or have more restrictive conditions.
We may need additional capital in the future, which may not be available to us or available to us on favorable terms. Raising additional capital could dilute your ownership in our company and may cause the market price of our common shares to fall.
We may need to raise additional funds through public or private debt or equity financings in order to:

•	fund liquidity needs;

•	replace capital lost in the event of a catastrophe or adverse reserve development or investment losses;

•	repay the $275.0 million aggregate principal amount of our 2012 Senior Notes;

•	satisfy letter of credit or guarantee bond requirements that may be imposed by our clients or by regulators;

•	acquire new businesses or invest in existing businesses;

•	expand our business into new regions or countries; or

•	otherwise respond to competitive pressures.
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
In the ordinary course of business, we are subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. We maintain reserves for claims-related legal proceedings as part of our loss and LAE reserves. Adverse outcomes are possible and could negatively impact our financial condition. In addition, we also maintain separate reserves for legal proceedings that are not related to the claims process. In the event of an unfavorable outcome in one or more non-claims legal matters, our ultimate liability may be in excess of amounts we have currently reserved and such additional amounts may be material to our results of operations and financial condition.
As industry practices and legal, judicial, social and other conditions change, unexpected issues related to claims and coverage may emerge. For example, our claims exposure is subject to new theories of liability and disputes regarding medical causation with respect to certain diseases. These issues may adversely affect our results of operations and financial condition by either extending coverage beyond our underwriting intent or by increasing the number and size of claims. In some instances, these changes may not become apparent until sometime after we have issued the affected insurance contracts.
We depend on our key personnel to manage our business effectively and they may be difficult to replace.
Our performance substantially depends on the efforts and abilities of our management team and other executive officers and key employees, including our experienced teams of specialty underwriters. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key management personnel and underwriting teams. We do not have fixed term employment agreements with any of our key employees nor key man life insurance, and the loss of one or more of these key employees could adversely affect our business, results of operations and financial condition. Our success also depends on the ability to hire and retain additional key personnel, including underwriting and claims teams. Difficulty in hiring or retaining key personnel could adversely affect our results of operation and financial condition.
Our debt and related service obligations could adversely affect our business.
As of December 31, 2013, we had $275.0 million face value of indebtedness. See "Business—Investing, Financing and Corporate—2012 Senior Notes." Our ability to meet our debt and related service obligations, as well as our ability to pay a dividend on our common shares, will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are beyond our control. If the Company or OBH defaults under a separate credit agreement, mortgage, or similar debt agreement with a principal amount greater than $75 million, and such default results in the acceleration of such debt, there is a default under the 2012 Senior Notes which would permit the holders of 25% or more of the 2012 Senior Notes to declare an event of default under the indenture documents resulting in a required repayment of the 2012 Senior Notes. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations, or to repay any accelerated indebtedness as a result of the trigger of the cross acceleration provisions in the indentures of the 2012 Senior Notes. If we do not have enough cash, we may be required to refinance all or part of our existing debt, sell assets, borrow more cash or issue equity. We cannot make assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing."
We could incur additional indebtedness or issue preferred stock, or other hybrid instruments, in the future. To the extent new debt, preferred stock, hybrid instrument, or other obligations are added to our current debt levels, the risks described in the previous paragraph would increase.
We may not successfully alleviate risk through reinsurance arrangements. Additionally, we may be unable to collect all amounts due from reinsurers under our existing reinsurance arrangements.
We attempt to limit our risk of loss through reinsurance arrangements. The availability and cost of reinsurance protection is subject to market conditions, which are outside of our control. In addition, the coverage provided by our reinsurance contracts may be inadequate to cover our future liabilities. As a result, we may not be able to successfully alleviate risk through these arrangements, which could have a material adverse effect on our results of operations and financial condition.

Purchasing reinsurance does not relieve us of our underlying obligations to policyholders, so any inability to collect amounts due from reinsurers could also adversely affect our financial condition. Inability to collect amounts due from reinsurers can result from a number of scenarios, including: (1) reinsurers choosing to withhold payment due to a dispute or other factors beyond our control; and (2) reinsurers becoming unable to pay amounts owed to us as a result of a deterioration in its financial condition. While we regularly review the financial condition of our reinsurers and currently believe their condition is strong, it is possible that one or more of our reinsurers will be significantly adversely affected by future significant loss or economic events, causing them to be unable or unwilling to pay amounts owed to us.
In addition, factors such as the price or availability of reinsurance coverage, we sometimes decide to increase the amount of risk we retain by purchasing less reinsurance. Such determinations have the effect of increasing our financial exposure to losses associated with such risks and, in the event of significant losses associated with a given risk, could have a material adverse effect on our financial condition.
We may be unable to adequately maintain our systems and safeguard the security of our data which may adversely impact our ability to operate our business and cause reputational harm and financial loss.
Our business and operations rely on secure and efficient processing, storage and transmission of customer and company data, including personally identifiable information (PII) of customers. Our ability to effectively operate our business depends on our ability and the ability of certain third parties, including vendors and business partners, to access our computer systems to perform necessary functions such as providing quotes and product pricing, billing and processing premiums, administering claims, and reporting our financial results. Our business also depends up our ability to safeguard PII and other confidential and proprietary information that is in our possession. Our systems may be vulnerable to a variety of forms of unauthorized access that could result in a data breach, including hackers, computer viruses, and breaches that result from lost or stolen computer devices.
Data breaches could result in financial loss and reputational harm to us, which could affect our business and results of operations. With respect to data breaches that involve PII, some federal and state laws require us to take steps to safeguard PII. However, nearly every state has enacted regulations that require us, when we learn of a PII breach, to notify affected persons and state regulatory agencies.
Although we have taken measures to safeguard confidential data provided to us by customers and other third parties, we could experience a data breach that impacts our ability to conduct our business, results of operations, financial condition and reputation.
We may not be successful in developing our specialty businesses which could cause us to underestimate reserves, incur additional expenses, and fail to fully realize our investments in these businesses, which could materially affect our business and results of operations.
We have recently entered into new specialty business lines, including surety, programs, and crop lines. We intend to continue to look for appropriate opportunities to diversify our business portfolio by adding new specialty lines. We also intend to continue to grow our existing specialty lines. Due to our limited experience in new business lines, there could be limited expertise and financial information available to us to help estimate sufficient loss reserves, estimate likely ultimate loss and LAE and expenses, evaluate whether a given line can be managed and developed successfully. Also, these lines may not meet our performance expectations. Although we have a conservative approach to adding new lines, including stringent management oversight of underwriting, product and pricing development, and financial performance, there is no assurance that some or all of these new specialty businesses will be profitable, which could materially adversely affect our results of operations and financial condition.
Regulation may restrict our ability to operate.
The insurance industry is subject to extensive regulation under federal, state and Bermuda law. The primary goal of the regulation is protection of policyholders rather than shareholders. For example, in order to protect insurer solvency, state insurance regulations impose restrictions on the amount and type of investments, detail minimum capital standards, and require the maintenance of reserves. Also, laws that protect policyholders from premium rate increases may make it difficult for us to increase premiums to adequately reflect the cost of providing coverage. Our underwriting is heavily dependent on information gathered from third parties such as highly regulated credit report agencies and other data aggregators. Regulatory changes related to the availability or use of this information could materially affect how we underwrite and price premiums.

Changes in federal, state or Bermuda laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction, and could have an effect on our business, results of operations and financial condition. For example, the Federal Insurance Office recently released a report that recommended ways to “modernize” the state-based system for regulating insurance, which among other things, could pressure states to alter or harmonize regulations regarding insurer solvency. Also, as a result of international regulatory discussions related to Solvency II, it is possible that the states or Bermuda could increase our capital requirements, which could materially impact our business results and results of operations.
Mandated market mechanisms may require us to underwrite policies with a higher risk of loss, and assessments and other surcharges for guaranty funds and second-injury funds may reduce our profitability.
We are often required to participate directly or indirectly in mandatory shared market mechanisms as a condition of writing insurance in certain states. These markets, which are commonly referred to as "residual" or "involuntary" markets, generally consist of risks considered to be undesirable from a standard underwriting perspective. Because underwriting performance related to assigned risk plans, a form of mandated market mechanism, is typically adverse, we are required to underwrite policies with a higher risk of loss than we would normally accept. Our participation in assigned risk plans may result in greater than expected liabilities and could materially adversely affect our results of operations and financial condition.
In addition, virtually all states require their licensed insurers to bear a portion of loss suffered by some insureds as the result of impaired or insolvent insurance companies. These guaranty funds are funded by assessments that follow insurer insolvencies, which are difficult to predict. Many states also have established second-injury funds that compensate injured employees for aggravation of a prior condition or injury. Because these second injury funds are funded by insurer assessment or premium surcharge mechanisms, they could reduce our profitability or limit our ability to grow our business.
Our profitability may be adversely impacted by legislative actions and judicial decisions.
Legislative actions and judicial decisions continue to broaden liability and policy definitions and increase the severity of claim payments. To the extent these legislative actions and judicial decisions cause claim costs to increase above reserves established for these claims, we will be required to increase our loss and LAE reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.
Legislative actions can also negatively impact non-claims parts of our business. For example, given that one of our insurance company subsidiaries is now authorized to write federal crop insurance, we could be impacted by legislative developments affecting the federal crop insurance program, including the recently enacted Agricultural Act of 2014 (the Farm Bill). For example, the Farm Bill requires authorized carriers to offer new federal crop insurance coverage options, which can affect potential liabilities. Future legislation could also alter or reduce the generally applicable levels of reinsurance support that the federal government provides to authorized insurers. These and other legislative actions could materially and adversely impact our results of operations.
We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.
Our business is highly dependent on our ability to successfully execute a large number of insurance underwriting, claim processing and investment processes, many of which are complex. These processes are often subject to internal guidelines and policies, and government regulation. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If controls are not effective, it could lead to financial loss, unanticipated risk exposure, or damage to our reputation.
Ineffective controls could also lead to litigation or regulatory action with substantial financial impact. For example, on the regulatory front, non-compliance with federal crop regulations could lead to a loss of federal reinsurance support for policies associated with the failure. An example of ineffective controls leading to litigation can be seen in claims handling, where failure to properly handle a claim could increase our exposure by supporting policyholder theories that a claim was settled by us in bad faith.
There is no guaranty that the Board of Directors will maintain current dividend levels, which may reduce the return on an investment in our common shares.
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

The Company is a holding company with no direct operations, and our insurance subsidiaries' ability to pay dividends to us is restricted by law.
As a holding company with no direct operations, the Company relies on net investment income and dividends and other permitted payments from our subsidiaries to pay our expenses. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, under the insurance laws of the jurisdictions in which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay, and, in some cases, the prior approval of regulatory authorities may be required. During the fourth quarter of 2012, we executed various intercompany reinsurance agreements which, along with other internal capital transactions among our insurance operating subsidiaries, resulted in ASIC becoming the lead insurance company for the ongoing specialty business and OBIC becoming the lead insurance company for the Runoff Business. Notwithstanding these restructuring transactions, we continue to manage our statutory capital on a combined basis. Although OBIC remains a top tier regulated insurance operating subsidiary and maintains sufficient statutory capital to support the Runoff Business, the majority of the group's statutory capital is now included in ASIC to support the ongoing specialty business. Since ASIC is a second tier, wholly-owned subsidiary of OBIC, OBIC's ability to pay dividends in 2014 may be dependent on receipt of dividends from ASIC. Dividends from ASIC may require prior approval by its domiciliary regulator authority.
If our insurance subsidiaries cannot pay dividends in future periods, we may have difficulty servicing our debt, paying dividends on our common shares and meeting our holding company expenses. For additional information relating to insurance regulations governing our operations, see "Business—Regulatory Matters."
We are exposed to credit risk in certain of our business operations.
In addition to exposure to credit risk related to our investment portfolio and reinsurance recoverables, we are exposed to credit risk in several other areas of our business operations.
For example, we are exposed to credit risk in our surety business, where we guarantee to a third party that our customer will satisfy certain performance obligations. If our surety customer defaults, we may suffer losses and not be reimbursed by the customer. We sometimes mitigate the surety customer credit risk by requiring customers to post collateral for some or all of their performance obligations, often in the form of pledged securities such as money market funds or letters of credit provided by banks. However, there is also credit risk associated with any collateral – if we are holding collateral and our customer is unable to honor his or her obligations, we may be exposed to credit risks associated with pledged securities or the banks that issued the letter of credit.
Another example of our credit risk exposure relates to collection of premium by independent agents and brokers. In accordance with industry practice, when policyholders purchase insurance policies from us through independent agents and brokers, the premiums are often first received by the independent agents and brokers, who then route premiums to us. In most jurisdictions, the premiums are deemed paid to us whether or not we receive them. Consequently, we assume a degree of credit risk associated with due amounts from independent agents and brokers.
Economic downturns generally increase these credit risks. And if credit risks materialize and control mechanisms like underwriting guidelines and collateral requirements are unsuccessful, we could be left with collateral that has little or no value. As a result, our exposure to the above credit risks could materially and adversely affect our results of operations.
Risks Relating to the Runoff Transaction
There is no certainty that the Runoff Transaction will close.
Completion of the sale of the Company's Runoff Business pursuant to the Stock Purchase Agreement is subject to conditions, primarily regulatory approval, that are outside the control of the parties. We anticipate that the regulatory approval process will include a public hearing at which interested parties may comment on the transaction. There can be no assurance as to whether or when the regulatory approval might be obtained and a closing would occur.

Risks Relating to Our Relationship with White Mountains
Control of us by White Mountains and the holding of White Mountains shares by some of our directors and officers may result in conflicts of interest.
White Mountains beneficially owns all of our Class B common shares, representing 96.8% of the voting power of our voting securities and 75.2% of our total equity as of December 31, 2013. As long as White Mountains owns our common shares representing more than 50% of the voting power of our outstanding voting securities, White Mountains will generally be able to determine the outcome of all corporate actions requiring shareholder approval, including the election of directors. Furthermore, we are relying on the "controlled company" exemption under the rules of the New York Stock Exchange, and are therefore not required to have a majority of independent directors on our Board. Of the eleven directors on our Board, six are current or former employees, directors or officers of White Mountains, or the Company, and one is a portfolio manager at Prospector. White Mountains also has control over the adoption or amendment of provisions in our memorandum of association or bye-laws and the approval of amalgamations, mergers, and other significant corporate transactions. Furthermore, White Mountains will continue to be able to exercise this control as long as its economic equity ownership in us is at least 20%. These factors also may delay or prevent a change in the management or voting control of us.
Also, at some time in the future, White Mountains may sell all or a portion of its ownership interest in us or may make a tax-free distribution to its shareholders of all or a portion of that interest. There is no guaranty that such a transaction would be in the best interests of our other shareholders.
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
Agreements, or agreements we may enter into, with White Mountains may not be on arm's length terms.
In connection with the initial public offering, we entered into certain contractual arrangements with White Mountains and its affiliates. These agreements were made in the context of a parent-subsidiary relationship. For example, some of our investments are managed pursuant to an investment management agreement and on a discretionary basis by a registered investment advisor owned by White Mountains. While we are satisfied with the terms of such arrangement, we cannot confirm that such terms are as favorable to us as they might have been had we contracted with an independent advisor. On the other hand, if our investment management agreement should terminate, we may not be able to replace these investment services in a timely manner or on terms and conditions, including cost, that are comparable to those we receive from White Mountains, and we may have to pay higher prices for similar services from unaffiliated third parties. For more information on these and other arrangements with White Mountains, see Note 15—"Related Party Disclosures" of the accompanying consolidated financial statements.

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
We have significant deferred tax assets which we may be unable to utilize if we do not generate sufficient future taxable income.
We have a deferred tax asset related to net operating loss carryforwards and tax credit carryforwards at December 31, 2013 that are subject to carryforward limitations in the United States. Utilization of these assets and other assets included in our net deferred tax asset is dependent on generating sufficient future taxable income of the appropriate character (i.e. ordinary income or capital gains) in the appropriate jurisdiction. If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase the valuation allowance in future periods, which could have an adverse effect on our results of operations.
OneBeacon Insurance Group, Ltd., our Bermuda-based management and holding company and our non-U.S. subsidiaries may become subject to U.S. tax, which may have an adverse effect on our results of operations and our shareholders’ investments.
OneBeacon Insurance Group, Ltd. and our non-U.S. subsidiaries operate in a manner so that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the Internal Revenue Service (IRS) will not contend successfully that the Company or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If the Company or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States, such entity could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, which could adversely affect our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. Our U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. We also maintain branch offices in various cities throughout the United States. Our headquarters, U.S. corporate headquarters and our branch offices are leased. We also own a building in Canton, Massachusetts that houses certain limited corporate functions, as well as field and business operations personnel. In November 2011, we entered into a lease for most of our Canton building. The lease began in June 2012. As our facilities needs change over time, we may lease additional portions of the building. We intend to retain a portion of the building to house certain limited corporate functions, as well as field and business operations personnel. Management considers our office facilities suitable and adequate for our current level of operations.

ITEM 3.	LEGAL PROCEEDINGS
OneBeacon, and the insurance and reinsurance industry in general, is routinely subject to claims-related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or directly relate to, claims activity. We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.
Deutsche Bank Litigation
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as Plaintiffs), in their capacity as trustees for certain senior notes issued by the Tribune Company (Tribune), filed lawsuits in various jurisdictions (the Noteholder Actions) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the LBO). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the Bankruptcy Court). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon and OneBeacon-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the LBO.
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs have filed a notice of appeal.
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the Committee), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the Committee Action). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noterholder Action. The Committee Action will proceed upon the lifting of the stay and a scheduling order from the court.

ITEM 4.	MINE SAFETY DISCLOSURE
None.

PART II

ITEM 5.	MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Class A common shares of OneBeacon are listed and traded on the New York Stock Exchange (Symbol: OB). Our Class A common shares began trading on November 9, 2006. Prior to such date, there was no established public trading market for our common shares. We also have Class B common shares that are not listed for trading, all of which are held by White Mountains. There is no public market for this class of securities. The closing price per share of the Class A common shares on the New York Stock Exchange on February 25, 2014 was $15.84. As of February 25, 2014, the 23,583,865 outstanding Class A common shares were held by 52 holders of record. During 2013, we paid a quarterly dividend of $0.21 per common share, or $80.2 million total. On February 26, 2014, the Board declared an ordinary dividend of $0.21 per common share, payable on March 28, 2014 to shareholders of record on March 14, 2014. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend Capacity" and Note 11—"Statutory Capital and Surplus" of the accompanying consolidated financial statements.
The following table presents the range of share prices for our Class A common shares for the periods indicated, and the quarterly dividends declared per share:

	Three months ended,
	March 31,	June 30,	September 30,	December 31,
2013
Common share price:
High	$14.77	$15.27	$14.80	$16.23
Low	$12.62	$12.98	$14.09	$14.29
Dividends declared	$0.21	$0.21	$0.21	$0.21

2012
Common share price:
High	$16.46	$15.41	$13.64	$13.90
Low	$14.96	$12.73	$12.23	$12.78
Dividends declared	$0.21	$0.21	$0.21	$0.21
We were acquired by White Mountains from Aviva in 2001. White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of our Class A common shares in an initial public offering. Prior to the initial public offering, we were a wholly-owned subsidiary of White Mountains. As of December 31, 2013, White Mountains owned 75.2% of our common shares.
Purchases of Equity Securities by the Issuer
On August 22, 2007, the Board authorized us to repurchase up to $200.0 million of our Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the years ended December 31, 2013, 2012 and 2011, no shares were repurchased. As of December 31, 2013, an aggregate of 5.6 million Class A common shares under this program were repurchased for $112.3 million and retired.

Stock Performance Graph
The following chart compares the total return on a cumulative basis of $100 invested in our Class A common shares on December 31, 2008 to the Standard & Poor's 500 Stock Index and the Standard & Poor's Property and Casualty Insurance Index. The following chart includes reinvestment of dividends.
Comparison of Five Year Cumulative Total Return

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth our selected consolidated financial information for the dates indicated. We have derived the selected consolidated financial information presented below as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 from our consolidated financial statements.

	Year ended December 31,
	2013	2012	2011	2010	2009
Summary Income Statement Data:	(in millions, except per share amounts)
Net written premiums	$1,088.6	$1,179.2	$1,062.7	$1,167.7	$1,366.1
Revenues
Earned premiums	$1,120.4	$1,132.0	$1,012.2	$1,181.1	$1,385.1
Net investment income	41.1	53.6	71.4	96.6	125.5
Net realized and change in unrealized investment gains	49.4	55.7	10.6	74.6	248.6
Net other revenues (expenses)	31.2	(0.5)	(12.4)	(0.6)	(0.1)
Total revenues	1,242.1	1,240.8	1,081.8	1,351.7	1,759.1
Expenses
Loss and loss adjustment expenses	622.1	650.0	548.3	685.6	716.0
Policy acquisition and other underwriting expenses	413.7	454.6	383.5	448.2	498.4
General and administrative expenses	12.0	13.4	9.8	12.9	13.1
Interest expense	13.0	16.9	20.5	29.6	39.7
Total expenses	1,060.8	1,134.9	962.1	1,176.3	1,267.2
Pre-tax income from continuing operations	181.3	105.9	119.7	175.4	491.9
Income tax expense	(34.3)	(8.4)	(14.8)	(25.1)	(125.1)
Net income from continuing operations	147.0	97.5	104.9	150.3	366.8
Loss from discontinued operations, net of tax	(46.6)	(24.3)	(29.6)	(30.4)	(22.7)
Gain (loss) from sale of discontinued operations, net of tax	46.6	(91.0)	(19.2)	—	—
Net income (loss) including noncontrolling interests	147.0	(17.8)	56.1	119.9	344.1
Less: Net income attributable to noncontrolling interests	(1.0)	(1.4)	(1.0)	(1.6)	(2.1)
Net income (loss) attributable to OneBeacon's common shareholders	146.0	(19.2)	55.1	118.3	342.0
Change in other comprehensive income (loss) items	20.6	(2.9)	(11.2)	6.5	18.8
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$166.6	$(22.1)	$43.9	$124.8	$360.8

Basic and diluted earnings (loss) per share attributable to OneBeacon's common shareholders:
Net income from continuing operations per share	$1.52	$1.00	$1.08	$1.57	$3.83
Loss from discontinued operations, net of tax, per share	(0.49)	(0.25)	(0.30)	(0.32)	(0.23)
Gain (loss) from sale of discontinued operations, net of tax, per share	0.49	(0.96)	(0.20)	—	—
Net income (loss) attributable to OneBeacon's common shareholders per share	$1.52	$(0.21)	$0.58	$1.25	$3.60

Weighted average number of common shares outstanding(1)	94.5	94.5	94.4	94.8	95.1

Cash dividends declared per common share	$0.84	$0.84	$1.84	$3.34	$0.84
_______________________________________________________________________________

(1)
Weighted average common shares outstanding includes the impact of unvested restricted shares as well as the impact of repurchases of Class A common shares made under the Company's share repurchase authorization.

	Year ended December 31,
	2013	2012	2011	2010(2)	2009(2)
	(in millions)
Underwriting Ratios:(1)
Consolidated Insurance Operations
Loss and LAE ratio	55.5%	57.4%	54.2%	58.0%	51.7%
Expense ratio	36.9	40.1	37.9	38.0	36.0
Combined ratio	92.4%	97.5%	92.1%	96.0%	87.7%

Specialty Products
Loss and LAE ratio	56.4%	57.2%	51.2%	50.5%	39.8%
Expense ratio	36.8	40.7	37.5	35.9	36.6
Combined ratio	93.2%	97.9%	88.7%	86.4%	76.4%

Specialty Industries
Loss and LAE ratio	54.7%	57.7%	57.7%	61.1%	49.3%
Expense ratio	37.0	39.4	38.3	41.8	41.6
Combined ratio	91.7%	97.1%	96.0%	102.9%	90.9%

Summary Balance Sheet Data:
Total cash and investments	$2,533.0	$2,335.4	$2,762.5	$3,299.6	$4,087.6
Total assets	5,211.6	5,401.5	5,821.6	6,166.7	7,532.0
Loss and LAE reserves	1,054.3	1,000.0	3,358.6	3,295.5	3,934.8
Unearned premiums	544.9	573.8	528.0	627.5	1,018.3
Debt	274.7	274.7	269.7	419.6	620.5
OneBeacon's common shareholders' equity	1,104.3	1,014.5	1,099.8	1,229.0	1,429.0
OneBeacon's common shareholders' equity and noncontrolling interests	1,107.4	1,017.3	1,113.9	1,248.9	1,448.1
_______________________________________________________________________________

(1)
Underwriting ratios are used to measure the components of underwriting profitability and include: The loss and LAE ratio, calculated by dividing loss and LAE by earned premiums; the expense ratio, calculated by dividing policy acquisition and other underwriting expenses by earned premiums; and the combined ratio, the sum of the loss and LAE ratio and the expense ratio.

(2)
The consolidated loss and LAE, expense and combined ratios for the years ended December 31, 2010 and 2009 include the results from personal lines that were sold in 2010, which are included in the Investing, Financing and Corporate segment.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 75 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
Book Value Per Share
The following table presents our book value per share:

	December 31,
	2013	2012	2011
	(in millions except per share amounts)
Numerator
OneBeacon's common shareholders' equity	$1,104.3	$1,014.5	$1,099.8
Denominator
Common shares outstanding(1)	95.4	95.4	95.1
Book value per share	$11.58	$10.63	$11.56

Dividends paid per share	$0.84	$0.84	$1.84
_______________________________________________________________________________

(1)	Common shares outstanding includes unvested restricted shares.
Book Value Per Share—December 31, 2013 versus December 31, 2012
We ended 2013 with a book value per share of $11.58, reflecting an increase of 17.3%, including quarterly dividends of $0.21 per share, on an internal rate of return basis for the year ended December 31, 2013. The growth in book value per share was driven by $147.0 million of net income from continuing operations, which included pre-tax underwriting results of $84.6 million, reflecting a combined ratio of 92.4%, and pre-tax net investment results of $90.5 million, reflecting a 3.8% total return on average invested assets, as well as a $23.0 million pre-tax gain from the sale of Essentia Insurance Company (Essentia). Additionally, we recognized a $6.8 million tax benefit relating to the restructuring of a surplus note with our HGIE reciprocal (Reciprocal Note Restructure), and $4.0 million of pre-tax income of from a licensing agreement related to the extension of a transition services agreement with the buyer of our personal lines business (Licensing Arrangement).
For the year ended December 31, 2013, we reported comprehensive income attributable to OneBeacon’s common shareholders of $166.6 million, which included a $20.6 million after-tax benefit resulting from the net change in benefit plan assets and obligations, driven by higher investment returns and discount rate assumptions.
Our comprehensive loss attributable to OneBeacon’s common shareholders for 2012 was $22.1 million, which included a $91.5 million estimated after tax loss on sale for the Runoff Transaction and a $24.3 million loss from discontinued operations, partially offset by $97.5 million of net income from continuing operations.
Book Value Per Share—December 31, 2012 versus December 31, 2011
We ended 2012 with a book value per share of $10.63, reflecting a decrease of 0.8%, including quarterly dividends of $0.21 per share, on an internal rate of return basis for the year ended December 31, 2012. The change in book value per share includes a 4.4% total return on average invested assets. The decrease in book value was driven by a $91.0 million estimated after tax loss from sale of discontinued operations and a $24.3 million loss from discontinued operations (including a $9.0 million after tax charge related to an adjustment to the discount rate applied to the workers compensation loss reserves being transferred as part of the Runoff Transaction). This negative impact to book value per share was partially offset by $97.5 million of net income from continuing operations and also a $13.6 million increase in capital, net of transaction costs, as a result of the sale of OneBeacon Holdings (Luxembourg) S.à r.l. (OB Lux) to a subsidiary of White Mountains Insurance Group, Ltd. (White Mountains).

We reported comprehensive loss attributable to OneBeacon’s common shareholders of $22.1 million for 2012, compared to comprehensive income attributable to OneBeacon’s common shareholders of $43.9 million for 2011. The change in comprehensive income (loss) in 2012 compared to 2011 was primarily due to charges associated with the Runoff Transaction and $28.2 million of after tax ($43.4 million pre-tax) catastrophe losses and reinstatement premiums resulting from the impact of Superstorm Sandy, which made landfall in the mid-Atlantic and northeastern regions of the United States in October 2012.
Overview
We are an exempted Bermuda limited liability company. Our operating companies are U.S.-based property and casualty insurance writers, most of which operate under intercompany reinsurance agreements, which were established when we restructured our internal pooling arrangement as part of the Runoff Transaction during 2012, as further described below. During 2011 and part of 2012, most of our operating companies operated in a multi-company pool. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus rather than just on its own capital and surplus. Under such arrangements, the members share substantially all insurance business that is written, and allocate the combined premiums, losses and expenses. The internal pool restructuring did not have an effect on our consolidated results. We provide a wide range of specialty insurance products and services primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies. For 2013 our net written premiums totaled $1.1 billion, and we had total assets of approximately $5.2 billion and total OneBeacon's common shareholders' equity of $1.1 billion at December 31, 2013.
Historically, we have offered a range of specialty, commercial and personal products and services, however, as a result of historical transactions we are now focused exclusively on specialty business. In addition, the transactions freed up significant capital, increased our financial flexibility and reduced our catastrophe exposure. Recent significant transactions include the sale of Essentia on January 1, 2013, the entry into an agreement to sell our Runoff Business on October 17, 2012, and the sale of AutoOne on February 22, 2012. See "Significant Transactions" below.
Our Segments
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of eight operating segments, including a new Crop underwriting operating segment, as well as the Collector Cars and Boats underwriting operating segment that was exited in the first quarter of 2013 (see Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements), representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. In addition to Crop and Collector Cars and Boats, the Specialty Products segment includes the Professional Insurance, Specialty Property, Environmental, Tuition Reimbursement, Programs, and Surety underwriting operating segments. During 2013, we received approval to provide multiple peril crop insurance through the federal crop insurance program administered by the U.S. Department of Agriculture's Risk Management Agency. We have entered into an exclusive agreement with a managing general agency, The Climate Corporation, to provide coverages through the federal program and other supplemental coverages, including crop-hail. We began writing crop business in the fourth quarter of 2013.
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

Deferred Acquisition Costs
Deferred acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of business. These costs are deferred and amortized to the extent they relate to successful contract acquisitions over the applicable premium recognition period as policy acquisition expenses. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income. This limitation is referred to as a premium deficiency. A premium deficiency is recognized if the sum of expected loss and LAE expenses, unamortized acquisition costs, and maintenance costs exceeds related unearned premiums and anticipated investment income. A premium deficiency is recognized by charging any unamortized acquisition costs to expense to the extent required in order to eliminate the deficiency. If the premium deficiency exceeds unamortized acquisition costs then a liability is accrued for the excess deficiency. There were no premium deficiencies recognized for any years presented.
On January 1, 2012, we adopted Accounting Standards Update (ASU) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (Accounting Standards Codification (ASC) 944). ASU 2010-26 changes the types of policy acquisition costs that are eligible for deferral. Specifically, ASU 2010-26 limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, medical and inspection costs and sales force contract selling. ASU 2010-26 defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under ASU 2010-26, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred.
Loss and Loss Adjustment Expenses (LAE)
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
Reinsurance
Our insurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. The majority of such reinsurance contracts are executed through excess-of-loss treaties and catastrophe contracts under which the reinsurer indemnifies for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. We have also entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria covered on a pro rata basis. The amount of each risk ceded by us is subject to maximum limits which vary by line of business and type of coverage.
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
Share-Based Compensation Recognition
Our share-based compensation plans consist of performance shares, which are typically settled in cash, and restricted shares. Compensation cost is measured and recognized based on the current market price of the underlying common shares and on the number of shares that are expected to vest.
Share-Based Compensation Plans
Performance Shares
In February 2009, the Compensation Committee defined growth in its intrinsic business value per share for the 2009-2011 performance cycle to be a weighted measure comprised of growth in adjusted book value per share and underwriting return on equity. A total of 256,751 performance shares were outstanding as of December 31, 2011 for the 2009-2011 performance cycle, the payment of which was based upon a performance factor of 138.6%.
In February 2010, the Compensation Committee granted performance shares with a goal of growth in book value per share. The performance metrics for the 2010-2012 performance cycle were not achieved and, therefore, no payments were made in 2013 for the 238,658 performance shares that were outstanding as of December 31, 2012.
In February 2011, 2012 and 2013, the Compensation Committee granted performance shares with a goal of growth in book value per share of 11%, 10% and 13%, respectively, for the 2011-2013, 2012-2014 and 2013-2015 performance cycles, respectively. As of December 31, 2013, 142,138 performance shares, 181,290 performance shares and 179,000 performance shares were outstanding with respect to the 2011-2013, 2012-2014 and 2013-2015 performance cycles, respectively.
Restricted Shares
On March 1, 2012, OneBeacon issued 300,000 shares of restricted stock to certain employees that vest in equal installments on February 28, 2014 and 2015. On May 25, 2011, OneBeacon issued 630,000 shares of restricted stock to its CEO that vest in equal installments on February 22, 2014, 2015, 2016 and 2017. Concurrently with the 2011 grant of restricted stock, 35,000 performance shares issued to the CEO for the 2011-2013 performance share cycle were forfeited. Performance share awards to the CEO for each year through 2016 are being reduced by 35,000 shares. The restricted shares contain dividend participation features, and therefore, are considered participating securities. At December 31, 2013 and 2012, the Company had unvested restricted shares outstanding of 915,000 and 927,000, respectively.
Income taxes
The income tax expense related to pre-tax income from continuing operations for the years ended December 31, 2013, 2012 and 2011 represented net effective tax rates of 18.9%, 7.9% and 12.4%, respectively. Our effective tax rate for 2013 was lower than the U.S. statutory rate of 35% due to a reduction in the valuation allowance as a result of the $6.8 million tax benefit associated with the restructuring of a surplus note with HGIE, a reciprocal which is included in our consolidated results as a variable interest entity, and income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. Our effective tax rate for the years ended December 31, 2012 and 2011 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. For the years ended December 31, 2013, 2012 and 2011, the effective tax rate on non-U.S. income was 0.5%, 0.6% and 0.3%, respectively, and the effective rate on U.S. income was 28.1%, 26.1% and 31.6%, respectively.

Significant Transactions
Dispositions
Essentia
Effective January 1, 2013, OneBeacon completed the sale of Essentia, an indirect wholly-owned subsidiary which wrote the collector cars and boats business, to Markel Corporation. Concurrently, OneBeacon and Hagerty Insurance Agency (Hagerty) terminated their underwriting arrangement with respect to the collector cars and boats business, and we recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in 2013. For the years ended December 31, 2012 and 2011, the business associated with this agreement generated net written premiums of $179.7 million and $166.6 million, respectively, or 15.2% and 15.7%, respectively, of consolidated written premiums. Earned premiums for 2013, 2012 and 2011 were $89.1 million, $172.4 million and $159.3 million, respectively.
Runoff Business
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" and Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements, in October 2012, we entered into the Stock Purchase Agreement with respect to the sale of our Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, at closing, we will transfer to Armour all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the business as well as certain elements of the Runoff Business infrastructure, including staff and office space. Additionally, as part of the Runoff Transaction, we may provide, under certain scenarios, financing in the form of surplus notes.
The Runoff Transaction is subject to various closing conditions, primarily the receipt of regulatory approvals. The regulatory review process has included a third party actuarial review of the Runoff Business loss and LAE reserves, completed in September of 2013, as well as independent stochastic modeling of the future cash flows of the Runoff Business. At closing, Armour and/or OneBeacon Insurance Company (OBIC) and certain legal entities within the ongoing OneBeacon structure will enter into various ancillary agreements, including the amendment of existing reinsurance agreements and administrative services agreements, to support the separation of the Runoff Business and subsequent transfer to Armour. Also as part of the Runoff Transaction, at closing, OneBeacon and Armour will enter into a Transition Services Agreement (TSA), pursuant to which we will provide certain transition services to Armour during the term of the TSA, which has an initial term of one year. We have concluded that continuing involvement after the closing of the transaction is insignificant relative to the business being sold.
The Pennsylvania Insurance Department (PID) is required to conduct an examination of the Runoff Business as part of its regulatory review of the Runoff Transaction. Pursuant to this examination, the PID required a third party actuarial review to provide an independent actuarial assessment of the loss reserves associated with the Runoff Business, which is a normal requirement associated with such examinations. The independent actuarial review was completed in September 2013, at which time the PID posted the summary review to its web site. The independent actuarial review produced a range of total statutory net loss and LAE reserves of $215 million to $668 million as of March 31, 2013. This compared to our recorded statutory net loss and LAE reserves of $166 million as of March 31, 2013. Since March 31, 2013, we increased the Runoff Business loss and LAE reserves by $78.9 million.
During the fourth quarter of 2013, and as part of our annual certification process, we completed a comprehensive actuarial analysis of the non-A&E loss and LAE reserves associated with the Runoff Business. In addition to our internal actuaries taking into account the differing assumptions, methods, and analyses produced by the independent actuarial review and other factors, management considered other sources of information, including runoff claims staffing models and related costs. For our A&E reserve estimates associated with the Runoff Business, we primarily rely on the internal study of our legacy A&E exposures completed in 2011 and on our subsequent monitoring of quarterly A&E activity, including the comparison of that activity against what was assumed in that most recent study. See “Critical Accounting Estimates” in Item 7—"Management’s Discussion and Analysis of Financial Condition and Results to Operations.”
As a result of the comprehensive actuarial analysis conducted by our actuaries during the fourth quarter of 2013, we recorded $71.5 million of unfavorable prior year non-A&E loss and LAE development related to the Runoff Business. The increase in loss reserves was concentrated in the workers compensation, personal auto liability, and excess liability lines of business. In addition, we increased our estimate of adjusting and other expenses, a component of LAE reserves. We have not revised our estimate of net ultimate A&E payments. See "Discontinued Operations" in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Although the Stock Purchase Agreement stipulates the amount of reserves and surplus to be transferred to Armour at closing, the PID may require additional reserves and/or surplus as a closing condition. In that event, and to respond to such a closing condition, the Stock Purchase Agreement provides that we would invest in surplus notes issued by the transferring companies, subject to certain limits on the amount of surplus notes issued. We believe that the transferred reserves and surplus plus the funding requirements/limitations agreed to in the Stock Purchase Agreement cover the full range of claim projections produced in the independent actuarial review. Currently, we expect to provide financing by way of surplus notes in an amount that falls within the provisions of the Stock Purchase Agreement.
In October 2013, we and Armour amended the Stock Purchase Agreement to extend the date by which either party may terminate the Stock Purchase Agreement to July 31, 2014. If the required regulatory approval to close the Runoff Transaction has not been obtained on or prior to July 31, 2014, either we or Armour may unilaterally extend the termination date of the Stock Purchase Agreement by no more than 90 days. We expect the Runoff Transaction to close in mid-2014.
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
Debt Issuance and Refinancing
In November 2012, OneBeacon U.S. Holdings, Inc. (OBH) issued $275.0 million face value of senior unsecured notes through a public offering, at an issue price of 99.9% (2012 Senior Notes), which bear an annual interest rate of 4.6%. The net proceeds from the issuance of the 2012 Senior Notes were used to repurchase the outstanding balance on OBH's senior unsecured notes issued in May 2003, which had an annual interest rate of 5.875%. OneBeacon Insurance Group, Ltd provides an irrevocable and unconditional guarantee as to the payment of principal and interest on the 2012 Senior Notes. See Note 6—"Debt" of the accompanying consolidated financial statements. In conjunction with the repurchase of the 2003 Senior Notes in 2012, we recognized a loss of $6.3 million primarily as a result of make whole payments to holders of the 2003 Senior Notes.

Results of Operations
Review of Consolidated Results
A summary of our consolidated financial results is as follows:

	Year ended December 31,
	2013	2012	2011
	($ in millions)
Net written premiums	$1,088.6	$1,179.2	$1,062.7
Revenues
Earned premiums	$1,120.4	$1,132.0	$1,012.2
Net investment income	41.1	53.6	71.4
Net realized and change in unrealized investment gains	49.4	55.7	10.6
Net other revenues (expenses)	31.2	(0.5)	(12.4)
Total revenues	1,242.1	1,240.8	1,081.8
Expenses
Loss and loss adjustment expense	622.1	650.0	548.3
Policy acquisition expenses	208.9	249.4	221.2
Other underwriting expenses	204.8	205.2	162.3
General and administrative expenses	12.0	13.4	9.8
Interest expense	13.0	16.9	20.5
Total expenses	1,060.8	1,134.9	962.1
Pre-tax income from continuing operations	181.3	105.9	119.7
Income tax expense	(34.3)	(8.4)	(14.8)
Net income from continuing operations	147.0	97.5	104.9
Loss from discontinued operations, net of tax	(46.6)	(24.3)	(29.6)
Gain (loss) from sale of discontinued operations, net of tax	46.6	(91.0)	(19.2)
Net income (loss) including noncontrolling interests	147.0	(17.8)	56.1
Less: Net income attributable to noncontrolling interests	(1.0)	(1.4)	(1.0)
Net income (loss) attributable to OneBeacon's common shareholders	146.0	(19.2)	55.1
Net change in benefit plan assets and obligations, net of tax	20.6	(2.9)	(11.2)
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$166.6	$(22.1)	$43.9
The following table provides our consolidated underwriting ratios for our continuing operations:

	Year ended December 31,
	2013	2012	2011
Underwriting ratios:
Loss and loss adjustment expense (LAE)	55.5%	57.4%	54.2%
Expense	36.9	40.1	37.9
Total combined ratio	92.4%	97.5%	92.1%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	2013	2012	2011
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	0.8 pts	4.2 pts	3.6 pts
Prior year loss reserve development	—	(0.7) pts	(2.9) pts

Consolidated Results—Year ended December 31, 2013 versus year ended December 31, 2012
Our comprehensive income attributable to OneBeacon's common shareholders was $166.6 million for 2013, compared to a comprehensive loss of $22.1 million for 2012. Net income attributable to OneBeacon's common shareholders was $146.0 million for 2013, compared to a net loss of $19.2 million for 2012. The improvement in net income (loss) compared to the prior year period was primarily due to a $115.3 million improvement in the after-tax results of discontinued operations, substantially all of which related to the loss in 2012 from the Runoff Transaction. Additionally, we recognized a $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia in 2013, a $6.8 million tax benefit from the Reciprocal Note Restructure, and a $4.0 million pre-tax benefit related to the Licensing Arrangement. These improvements to net income (loss) for 2013 were offset significantly by a $18.8 million decrease in pre-tax net investment results, primarily driven by changes in the market value of our fixed maturity portfolio as a result of increases in interest rates. The $20.6 million change in other comprehensive income (loss) items in 2013 primarily reflects the impact of positive investment returns and an increase in the discount rate used to estimate our qualified pension plan projected benefit obligation in 2013, as compared to a $2.9 million after tax decrease in our pension plans in 2012 driven by an increase in the plan's projected benefit obligation, resulting from a lower discount rate, offset by positive investment returns.
Consolidated net written premiums decreased to $1,088.6 million in 2013, compared to $1,179.2 million for 2012. The termination of our agreement with Hagerty, together with our separate decision to exit the Energy underwriting operating segment, negatively impacted our total net written premiums for 2013, when compared to 2012, by $205.5 million, which drove the decrease in net written premiums of 7.7% on a consolidated basis. This decline was partially offset by broad increases in net written premiums across our other businesses, including our new Surety and Programs businesses.
Our total revenues of $1,242.1 million for 2013 were flat compared to $1,240.8 million for 2012, as decreases in earned premiums and net investment results were offset by an increase in other revenues. Net investment income decreased to $41.1 million for 2013, compared to $53.6 million for 2012, primarily due to continued lower investment yields on new purchases during the past year and a slight decline in average invested assets, including invested assets reclassified to assets held for sale. The decline in average invested assets since December 31, 2012 was driven by $102.3 million of losses paid related to the Runoff Business, as well as dividends paid to shareholders. Net realized and change in unrealized investment gains decreased to $49.4 million, compared to $55.7 million in 2012, driven by increasing interest rates partially offset by favorable equity market fluctuations. Net other revenues (expenses) improved to $31.2 million in 2013, compared to $(0.5) million in 2012, substantially due to the $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia, and $4.0 million of pre-tax income from the Licensing Arrangement.
Expenses decreased to $1,060.8 million for 2013, compared to $1,134.9 million for 2012, resulting primarily from decreased policy acquisition expenses and net loss and LAE. Net loss and LAE decreased to $622.1 million in 2013, compared to $650.0 million in 2012, primarily due to lower catastrophe losses and improved non-catastrophe underwriting results. Policy acquisition expenses were $208.9 million for 2013, representing a decrease of $40.5 million from the prior year, driven by our recently exited Collector Cars and Boats underwriting operating segment, which carried a high acquisition expense related to contingent commissions. Other underwriting expenses remained relatively flat at $204.8 million in 2013, compared to $205.2 million in 2012, with decreased fringe benefits and information technology expenses offset by increased non-claims litigation expenses and incentive compensation accruals in 2013. Interest expense decreased from $16.9 million in 2012 to $13.0 million in 2013, reflecting the lower interest rate of 4.6% on our senior notes for 2013 compared to an interest rate of 5.875% on senior notes prior to their refinancing in the fourth quarter of 2012.
Our income tax expense related to pre-tax income from continuing operations for 2013 and 2012 represented net effective tax rates of 18.9% and 7.9%, respectively. The effective tax rate for 2013 was lower than the U.S. statutory rate of 35% due to a reduction in the valuation allowance as a result of the $6.8 million tax benefit associated with the restructuring of a surplus note with HGIE, a reciprocal which is included in our consolidated results as a variable interest entity, and income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. The effective tax rate for the year ended December 31, 2012 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. The effective tax rate on non-U.S. income for 2013 and 2012 was 0.5% and 0.6%, respectively, and the effective tax rate on U.S. income was 28.1% and 26.1%, respectively.
Our combined ratio for 2013 was 92.4%, reflecting a 55.5% loss and LAE ratio and a 36.9% expense ratio, and represented a significant improvement over the combined ratio reported for 2012 of 97.5%, consisting of a 57.4% loss and LAE ratio and a 40.1% expense ratio. The 1.9 point decrease in the loss LAE ratio for 2013, compared to 2012, was driven by significantly lower catastrophe losses, offset in part by less favorable loss reserve development compared to 2012. Catastrophe losses were $9.1 million, or 0.8 points, for 2013, primarily resulting from storms in the southern United States and rainstorms in Colorado, compared to $47.7 million, or 4.2 points, for 2012, primarily related to Superstorm Sandy. There was no net loss reserve development for 2013, as unfavorable development on a few large claims in both Specialty Property and Entertainment were offset by favorable development in Professional Insurance, IMU and Technology. This compared to favorable loss reserve development of $7.4 million, or 0.7 points, for 2012, primarily resulting from favorable development in Technology and Professional Insurance that was partially offset by adverse development within Specialty Property and Energy. The expense ratio improved 3.2 points to 36.9% for 2013. Our expense ratio was positively impacted by a 3.4 point decrease in policy acquisition expenses for 2013, compared to 2012, driven by our exit of the Collector Cars and Boats business, which carried a high acquisition expense ratio.
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
For 2013, our net combined ratio was higher than our gross combined ratio by 1.9 points as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
Consolidated Results—Year ended December 31, 2012 versus year ended December 31, 2011
Our comprehensive loss attributable to OneBeacon's common shareholders was $22.1 million for 2012, compared to comprehensive income attributable to OneBeacon's common shareholders of $43.9 million in 2011. Net loss attributable to OneBeacon's common shareholders was $19.2 million for 2012, compared to net income attributable to OneBeacon's common shareholders of $55.1 million for 2011. The decrease in results for 2012 as compared to the prior year was primarily due to charges associated with the Runoff Transaction and $28.2 million after-tax ($43.4 million pre-tax) of catastrophe losses and reinstatement premiums resulting from the impact of Superstorm Sandy, which made landfall in the mid-Atlantic and northeastern regions of the United States in October 2012. Change in other comprehensive income (loss) items in 2012 included the impact of a $2.9 million after tax decrease in the over-funded status of our qualified pension primarily related to an increase in the plan's projected benefit obligation, as compared to an $11.2 million after tax decrease in the overfunded status of our pension plans in the prior year driven by a decline in the value of the investment results.
Our total revenues increased 14.7% to $1,240.8 million in 2012, compared to $1,081.8 million in 2011. The increase was primarily due to an 11.8% increase in earned premiums resulting from growth in both our Specialty Products and Specialty Industries segments. Net realized and change in unrealized investment gains increased to $55.7 million, compared to $10.6 million in 2011. Net investment income decreased to $53.6 million in 2012, compared to $71.4 million in 2011, primarily due to a 13.2% decline in average invested assets, including invested assets reclassified to assets held for sale. The decline in average invested assets since December 31, 2011 was driven by $220.8 million of losses paid related to the Runoff Business, as well as the closing of AutoOne and return of capital to shareholders. Net other revenues (expenses) improved $11.9 million to $(0.5) million in 2012, compared to $(12.4) million in 2011. Included in net other revenues (expenses) for 2012 was a $6.3 million pre-tax loss related to the repurchase of our 2003 Senior Notes, offset in part by a $4.2 million pre-tax gain on the sale of a shell company, Pennsylvania General Insurance Company (PGIC). The year ended December 31, 2011 included a $12.0 million other expense related to the partial redemption of a portion of our 2003 Senior Notes.
Our full year 2012 expenses increased to $1,134.9 million, compared to $962.1 million in 2011. The net loss and LAE increase of 18.5% to $650.0 million in 2012 exceeded the 11.8% increase in earned premiums due to a decrease in favorable loss reserve development as well as increases in catastrophe losses driven by Superstorm Sandy, and non-catastrophe losses. Catastrophe losses from Superstorm Sandy were $43.4 million pre-tax ($28.2 million after tax). The pre-tax loss was comprised of gross incurred losses of $103.2 million less reinsurance recoveries of $68.4 million, plus reinstatement premiums of $8.6 million. Policy acquisition expenses increased 12.7% to $249.4 million and other underwriting expenses increased 26.4% to $205.2 million in 2012, compared to the prior year period, as a result of our investment in new businesses and costs associated with actions taken to migrate certain corporate functions to Minnesota in 2012. These were somewhat offset by depreciation of property leased to a tenant included in general and administration expense in 2012 that, in 2011, was part of our insurance operations and recognized in other underwriting expense, which also resulted in the significant change in general and administrative expenses, which increased 36.7% to $13.4 million. Interest expense decreased 17.6% to $16.9 million in 2012, reflective of actions taken to reduce outstanding debt.

Our income tax expense related to pre-tax income from continuing operations for the years ended December 31, 2012 and 2011 represented net effective tax rates of 7.9% and 12.4%, respectively. The effective tax rates for the years ended December 31, 2012 and 2011 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. For the years ended December 31, 2012 and 2011, the effective tax rate on non-U.S. income was 0.6% and 0.3%, respectively, and the effective tax rate on U.S. income was 26.1% and 31.6%, respectively. See Note 7—"Income Taxes" of the accompanying consolidated financial statements.
Our combined ratio was 97.5% for 2012, compared to 92.1% for 2011. The increase in the combined ratio for 2012 was primarily due to the impact of Superstorm Sandy in 2012, as well as a 2.2 point decrease in favorable loss reserve development compared to 2011. Favorable loss reserve development was $7.4 million, or 0.7 points, in 2012 compared to $29.8 million, or 2.9 points, for the prior year period. The favorable loss reserve development for 2012 was primarily in the workers' compensation, multiple peril liability and general liability lines. This favorable development was offset somewhat by adverse loss reserve development on a few excess property claims. Catastrophe losses were $47.7 million, or 4.2 points, for 2012, due primarily to the impact of Superstorm Sandy. The year ended December 31, 2011 included $36.7 million, or 3.6 points, of catastrophe losses primarily related to hurricane Irene, tornados in the southeastern and midwestern United States as well as storms and freezing weather in the northeastern and southwestern United States. Total net written premiums increased 11.0% in 2012 to $1,179.2 million, compared to $1,062.7 million for the prior year, due to the growth from both our Specialty Products and Specialty Industries segments. The expense ratio increased 2.2 points, primarily due to our investment in new businesses and costs associated with actions taken to migrate certain corporate functions to Minnesota in 2012.
Reinsurance protection. For 2012, our net combined ratio was lower than our gross combined ratio by 0.8 points, primarily due to the significant amount of reinsurance cessions related to Superstorm Sandy, which were partially off-set by the impact of the cost of facultative reinsurance and property reinsurance, and also the cost of catastrophe reinsurance and marine reinsurance.
Summary of Operations By Segment
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of eight operating segments, including a new Crop underwriting operating segment, as well as the Collector Cars and Boats underwriting operating segment that was exited in the first quarter of 2013 (see Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements), representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. In addition to Crop and Collector Cars and Boats, the Specialty Products segment includes the Professional Insurance, Specialty Property, Environmental, Tuition Reimbursement, Programs, and Surety underwriting operating segments. During 2013, we received approval to provide multiple peril crop insurance through the federal crop insurance program administered by the U.S. Department of Agriculture's Risk Management Agency. We have entered into an exclusive agreement with a managing general agency, The Climate Corporation, to provide coverages through the federal program and other supplemental coverages, including crop-hail. We began writing crop business in the fourth quarter of 2013.
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

Specialty Products
Financial results for our Specialty Products reportable segment were as follows:

	Year ended December 31,
	2013	2012	2011
	($ in millions)
Net written premiums	$509.6	$630.9	$571.2

Earned premiums	$553.5	$604.0	$549.8
Loss and LAE	(312.3)	(345.6)	(281.7)
Policy acquisition expenses	(106.3)	(150.3)	(129.1)
Other underwriting expenses	(97.4)	(96.2)	(77.1)
Total underwriting income	37.5	11.9	61.9
Net other revenues	0.3	0.4	—
General and administrative expenses	—	—	—
Pre-tax income from continuing operations	$37.8	$12.3	$61.9
The following table provides underwriting ratios for Specialty Products:

	Year ended December 31,
	2013	2012	2011
Underwriting ratios:
Loss and LAE	56.4%	57.2%	51.2%
Expense	36.8	40.7	37.5
Total combined ratio	93.2%	97.9%	88.7%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	Year ended December 31,
	2013	2012	2011
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	0.6 pts	3.8 pts	0.9 pts
Prior year loss reserve development	1.1 pts	(0.3) pts	(3.0) pts
Specialty Products—Year ended December 31, 2013 versus year ended December 31, 2012
Net written premiums for Specialty Products decreased to $509.6 million for 2013 from $630.9 million for 2012. The decrease was due to a decline in net written premiums of $180.3 million from our Collector Cars and Boats underwriting operating segment that we exited January 1, 2013. This decrease was offset, in part, by increases in net written premiums of $20.2 million from Programs which we began writing in 2012, $8.8 million from Surety which we began writing in 2012, $8.2 million from Professional Insurance primarily related to management liability, $6.4 million from Specialty Property, $5.3 million from Environmental which we began writing in 2011, $0.8 million from Tuition Reimbursement, and $9.3 million related to our new businesses, including Crop.
The Specialty Products combined ratio for 2013 decreased to 93.2% from 97.9% for 2012. The loss and LAE ratio decreased by 0.8 points to 56.4% and the expense ratio decreased by 3.9 points to 36.8%. The decrease in the loss and LAE ratio was due primarily to a 3.2 point decrease in catastrophe losses, offset by 1.1 points of net unfavorable loss reserve development primarily related to a few large claims in Specialty Property, reduced in part by favorable loss reserve development in the healthcare business included in Professional Insurance. This compared to 0.3 points of favorable loss reserve development in 2012, primarily related to Professional Insurance, offset in part by adverse loss reserve development for Specialty Property. The year ended December 31, 2013 included 0.6 points of catastrophe losses, primarily related to storms in the southern and midwestern United States impacting Professional Insurance and Collector Cars and Boats, compared with 3.8 points of catastrophe losses in 2012, primarily related to Superstorm Sandy impacting primarily Specialty Property,

Professional Insurance, and Collector Cars and Boats. The decrease in the expense ratio for 2013, compared to 2012, was primarily due to a 5.7 point decrease in policy acquisition expenses, due primarily to lower expense in Collector Cars and Boats which carried a higher acquisition ratio. This decrease in policy acquisition expense was partially offset by a 1.8 point increase in other underwriting expense, driven by increased non-claims litigation expenses and incentive compensation accruals, offset in part by decreased fringe benefits and information technology expenses.
Specialty Products—Year ended December 31, 2012 versus year ended December 31, 2011
Net written premiums for Specialty Products increased 10.5% to $630.9 million in 2012 from $571.2 million in 2011. The increase was due to increases in net written premiums of $25.8 million from Professional Insurance primarily related to the management liability line, $13.1 million from Collector Cars and Boats driven by growth in new business as well as retention, $9.0 million from Specialty Property, $5.3 million from Environmental which we began writing in 2011, $4.5 million from Tuition Reimbursement, $1.7 million from Surety which we began writing in 2012, and $0.3 million from Programs which we began writing in 2012.
The Specialty Products combined ratio for 2012 increased to 97.9% from 88.7% for 2011. The loss and LAE ratio increased by 6.0 points to 57.2% while the expense ratio increased by 3.2 points to 40.7%. The increase in the loss and LAE ratio was primarily due to lower favorable loss reserve development as well as higher catastrophe losses. The year ended December 31, 2012 included 0.3 points of favorable loss reserve development primarily related to Professional Insurance, offset in part by adverse loss reserve development for Specialty Property, compared to 3.0 points of favorable loss reserve development primarily related to Professional Insurance in 2011. The year ended December 31, 2012 included 3.8 points of catastrophe losses, primarily related to Superstorm Sandy impacting primarily Specialty Property, Professional Insurance, and Collector Cars and Boats, compared to 0.9 points of catastrophe losses in 2011, primarily related to tornadoes in the southeastern and midwestern United States. Additionally, current accident year non-catastrophe losses increased 0.4 points, compared with 2011. The increase in the expense ratio was primarily due to increased policy acquisition expenses, mainly related to Collector Cars and Boats and an assumed reinsurance program at Professional Insurance.
Specialty Industries
Financial results for our Specialty Industries reportable segment were as follows:

	Year ended December 31,
	2013	2012	2011
	($ in millions)
Net written premiums	$579.0	$548.3	$491.5

Earned premiums	$566.9	$528.0	$462.4
Loss and LAE	(309.8)	(304.4)	(266.6)
Policy acquisition expenses	(102.6)	(99.1)	(92.1)
Other underwriting expenses	(107.4)	(109.0)	(85.2)
Total underwriting income	47.1	15.5	18.5
Net other revenues (expenses)	1.1	(0.8)	0.6
General and administrative expenses	(2.4)	(1.9)	(1.7)
Pre-tax income from continuing operations	$45.8	$12.8	$17.4
The following table provides underwriting ratios for Specialty Industries:

	Year ended December 31,
	2013	2012	2011
Underwriting ratios:
Loss and LAE	54.7%	57.7%	57.7%
Expense	37.0	39.4	38.3
Total combined ratio	91.7%	97.1%	96.0%

The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	Year ended December 31,
	2013	2012	2011
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.0 pts	4.7 pts	6.8 pts
Prior year loss reserve development	(1.1) pts	(1.1) pts	(2.8) pts
Specialty Industries—Year ended December 31, 2013 versus year ended December 31, 2012
Net written premiums for Specialty Industries increased to $579.0 million in 2013 from $548.3 million in 2012. The increase in 2013 was due to increases in net written premiums of $21.1 million from our Government Risks underwriting operating segment, $20.9 million from IMU (which includes $6.2 million of energy business net written premiums that were included in Energy in 2012), $10.8 million from Technology, $5.4 million from Entertainment, and $3.9 million from Accident, which were primarily due to rate increases and new business, as well as solid retention levels. These increases were partially offset by a $25.2 million decrease in net written premiums from the Energy underwriting operating segment, which we exited in the first quarter of 2013.
The Specialty Industries combined ratio for 2013 decreased to 91.7% from 97.1% for 2012, as the loss and LAE ratio decreased by 3.0 points to 54.7% and the expense ratio decreased by 2.4 points to 37.0%. The year ended December 31, 2013 included 1.1 points of favorable loss reserve development primarily related to our ocean marine business included in IMU and to Technology, offset in part by few large claims in Entertainment, compared to 1.1 points of favorable loss reserve development in 2012 primarily related to Technology. Additionally, current accident year losses decreased 3.0 points for 2013, compared to 2012, as catastrophe losses decreased 3.7 points while non-catastrophe losses increased 0.7 points. The year ended December 31, 2013 included 1.0 point of catastrophe losses, primarily related to storms in the midwestern and southern United States impacting our inland marine business included in IMU, as well as impacting Government Risks and Technology, and rainstorms in Colorado impacting our inland marine business included in IMU. This compared to 4.7 points of catastrophe losses in 2012, primarily related to Superstorm Sandy and, to a much lesser extent, thunderstorms in the midwestern, mid-Atlantic, and northeastern United States, which primarily impacted IMU. The change in the expense ratio included a 1.7 point decrease in other underwriting expenses in 2013, compared to 2012, driven by decreased fringe benefits and information technology expenses, offset in part by increased incentive compensation accruals, as well as a 0.7 point decrease in policy acquisition expenses, driven by lower premium taxes and commissions.
Specialty Industries—Year ended December 31, 2012 versus year ended December 31, 2011
Net written premiums for Specialty Industries increased 11.6% to $548.3 million in 2012 from $491.5 million in 2011. The increase compared to the prior year was due to increases in net written premiums of $26.7 million from our Technology underwriting operating segment, $15.2 million from Accident, $13.5 million from Government Risks, $11.1 million from Energy, and a $10.2 million from Entertainment. These increases were primarily due to new business as well as solid retention levels despite competition in the marketplace. These increases were partially offset by a $19.9 million decrease in net written premiums from IMU, reflecting a revised underwriting strategy.
The Specialty Industries combined ratio for 2012 increased to 97.1% from 96.0% for 2011. The loss and LAE ratio was unchanged at 57.7% while the expense ratio increased by 1.1 points to 39.4%. The year ended December 31, 2012 included 1.1 points of favorable loss reserve development primarily related to Technology, compared to 2.8 points of favorable loss reserve development primarily related to Technology in the prior year. This 1.7 point decrease in favorable loss reserve development was offset by a 1.7 point decrease in current accident year losses, compared to 2011. The year ended December 31, 2012 included 4.7 points of catastrophe losses, primarily related to Superstorm Sandy and thunderstorms in the midwestern, mid-Atlantic, and northeastern United States, which primarily impacted IMU, as compared to 6.8 points of catastrophe losses in 2011, primarily related to hurricane Irene, storms and freezing weather in the northeastern and southwestern United States impacting primarily IMU, and tornadoes in the southeastern and midwestern United States most notably impacting IMU and Technology. The increase in the expense ratio was due to a 2.2 point increase in other underwriting expenses primarily for Entertainment and Technology, partially offset by a 1.1 point decrease in policy acquisition expenses primarily related to Entertainment.

Crop Insurance
Beginning in 2013, we received approval to provide multiple peril crop insurance (MPCI) through the federal crop insurance program administered by the Risk Management Agency (RMA), which is a division of the U.S. Department of Agriculture. We entered into an exclusive agreement with a managing general agency, The Climate Corporation, to provide coverages through the federal program and other supplemental coverages, including crop-hail (a separate, non-federally subsidized product that is regulated by each state). In the federal crop insurance program, the RMA sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of underwritten policies to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA defines the relationship between participating companies and the Federal Crop Insurance Corporation.
MPCI net written premiums are recognized at the sales closing date, with necessary adjustments made as we receive acreage reports from the policyholders. Premiums written are recognized as revenues and are earned ratably over the period of risk commencing with the sales closing date and ending with the crop harvest date. All of our written premium in 2013 related to the MPCI program.
Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment is as follows:

	Year ended December 31,
	2013	2012	2011
	($ in millions)
Net investment income	$41.1	$53.6	$71.4
Net realized and change in unrealized investment gains	49.4	55.7	10.6
Pre-tax investment results	90.5	109.3	82.0
Net other revenues (expenses)	29.8	(0.1)	(13.0)
General and administrative expenses	(9.6)	(11.5)	(8.1)
Interest expense	(13.0)	(16.9)	(20.5)
Pre-tax income from continuing operations	$97.7	$80.8	$40.4

Investing, Financing and Corporate—Year ended December 31, 2013 versus year ended December 31, 2012
Investing, Financing and Corporate reported pre-tax income from continuing operations of $97.7 million in 2013, compared to $80.8 million in 2012. The increase was primarily related to a $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia and a $4.0 million pre-tax benefit related to the Licensing Arrangement, mostly offset by a significant decrease in investment returns. As described in greater detail in "Summary of Investment Results" below, net investment income decreased to $41.1 million in 2013, compared to $53.6 million in 2012, and net realized and change in unrealized investment gains decreased to $49.4 million in 2013, compared to $55.7 million in 2012. Interest expense decreased to $13.0 million for 2013, compared to $16.9 million for 2012, reflecting the lower interest rate of 4.6% on our senior notes for 2013 compared to an interest rate of 5.875% on senior notes prior to their refinancing in the fourth quarter of 2012. See "Liquidity and Capital Resources—Financing."
Investing, Financing and Corporate—Year ended December 31, 2012 versus year ended December 31, 2011
Investing, Financing and Corporate reported pre-tax income from continuing operations of $80.8 million in 2012, compared to $40.4 million in 2011. The increase was primarily related to an increase in net realized and change in unrealized investment gains and a decrease in net other expenses, offset in part by a decrease in net investment income. As described in "Summary of Investment Results" below, net realized and change in unrealized investment gains increased to $55.7 million in 2012, compared to $10.6 million in 2011, and net investment income decreased to $53.6 million in 2012, compared to $71.4 million in 2011. The decrease in interest expense reflects our actions taken to reduce outstanding debt prior to refinancing the debt in the fourth quarter 2012. Further, net other expenses included a $6.3 million loss on the redemption of our outstanding 2003 Senior Notes in 2012, compared to $12.0 million loss related to the redemption of a portion of our 2003 Senior Notes in 2011. General and administrative expenses increased to $11.5 million in 2012 as compared with $8.1 million in 2011 due significantly to depreciation of property leased to a tenant which is included in general and administration expense in 2012 that in 2011 was recognized in other underwriting expense.

Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Year ended December 31,
	2013	2012	2011
	($ in millions)
Net written premiums	$0.4	$3.5	$58.0
Revenues
Earned premiums	$0.8	$10.6	$70.5
Other revenue	6.3	—	1.7
Total revenues	7.1	10.6	72.2
Expenses
Loss and loss adjustment expenses	78.9	48.4	89.5
Policy acquisition expenses (benefit)	—	(2.1)	5.3
Other underwriting expenses	(0.2)	1.7	22.8
Total expenses	78.7	48.0	117.6
Pre-tax loss	(71.6)	(37.4)	(45.4)
Income tax benefit	25.0	13.1	15.8
Loss from discontinued operations, net of tax	(46.6)	(24.3)	(29.6)
Gain (loss) from sale of discontinued operations, net of tax	46.6	(91.0)	(19.2)
Net loss from discontinued operations, net of tax	$—	$(115.3)	$(48.8)
Discontinued Operations Results—Year ended December 31, 2013 versus year ended December 31, 2012
As a result of the comprehensive actuarial analysis conducted by our actuaries during the fourth quarter of 2013, we recorded $71.5 million of unfavorable prior year non-A&E loss and LAE development related to the Runoff Business. The increase in loss reserves was concentrated in the workers compensation, personal auto liability, and excess liability lines of business. In addition, we increased our estimate of adjusting and other expenses, a component of LAE reserves. We have not revised our estimate of net ultimate A&E payments.
Workers compensation unpaid loss reserves increased by $36.6 million due to changes in how we evaluate various estimated settlement rates, mortality, and medical inflation assumptions. These three key assumptions, which were previously evaluated implicitly as part of overall case incurred activity, were separately analyzed and then explicitly reviewed under varying assumptions and an array of resulting reserve estimates, to generate an actuarial indication which management selected for its best estimate. For personal auto liability, a $16.9 million loss provision was recorded based on a ground-up analysis of unlimited medical automobile no-fault claims from the 1970s and 1980s, which produced a range of estimates at varying medical inflation rates. The remaining $5.4 million loss reserve increase was driven by adverse prior year loss development recorded on a few large excess liability claims. Finally, the Company recorded a provision to increase its LAE reserves by $12.6 million for adjusting and other expenses due to a change in assumptions of staff efficiency associated with handling and settling runoff claims.
For the full year 2013, we recorded $78.9 million loss and LAE provision for the Runoff Business, which includes a $7.4 million increase in loss and LAE reserves recorded in the second quarter of 2013. The $78.9 million loss and LAE adverse development recorded in 2013 was partially offset by other revenue of $7.8 million associated with a settlement award in the second quarter of 2013 in the Safeco v. American International Group, Inc. (AIG) class action related to AIG's alleged underreporting of workers' compensation premiums to the National Workers' Compensation Reinsurance Pool.
As of December 31, 2013, the recorded net unpaid loss and LAE reserves associated with the Runoff Business totaled $188.4 million. Management believes that the recorded net loss and LAE reserves reflect a reasonable provision for expected future loss and LAE payments and represent management’s best estimate within a range of reasonable estimates.

The $71.5 million ($46.5 million after tax) increase in Runoff Business loss and LAE reserves was recorded in the fourth quarter of 2013 as a component of discontinued operations and offset by an equal after tax amount which decreased the estimated ultimate loss on sale of the Runoff Business. The terms of the Stock Purchase Agreement prescribe that the buyer has assumed the risk that loss and LAE reserves develop unfavorably from September 30, 2012 onward, resulting in the offset.
During the fourth quarter of 2013, we also increased the estimated pre-tax transaction costs associated with the Runoff Transaction which was partially offset by the accretion of interest on the original purchase price and, coupled with the $46.5 million after tax provision for loss and LAE, resulted in a $46.6 million after-tax reduction in the ultimate loss on sale from discontinued operations in the fourth quarter and full year ended December 31, 2013. This reduction in the ultimate loss on sale was essentially offset by a $46.6 million after tax loss included in loss from discontinued operations for the fourth quarter, driven by the adverse reserve development. Our current estimated ultimate loss on sale of the Runoff Business is $69.0 million pre-tax, or $44.9 million after tax.
The 2012 loss from discontinued operations of $24.3 million, net of tax, consisted of $24.0 million related to the Runoff Business and $0.3 million related to AutoOne. The loss related to the Runoff Business resulted from unfavorable loss reserve development primarily driven by case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims.
Discontinued Operations Results—Year ended December 31, 2012 versus year ended December 31, 2011
Our loss from discontinued operations, net of tax, was $24.3 million for 2012 compared to a loss of $29.6 million for 2011. The loss in 2012 was driven by adverse development related to losses incurred on a legacy assumed reinsurance treaty, case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. In addition, $9.0 million of after tax ($15.2 million of pre-tax) incurred loss and LAE, reported as adverse loss development, was related to a change in the workers' compensation tabular discount rate. Consistent with prior years, management evaluated the interest rate used in calculating the workers' compensation discount. As a result of that analysis, the discount rate applied to the workers' compensation reserves was lowered from 4.5% to 3.5% during 2012, resulting in an increase of $15.2 million to the reserves. The loss in 2011 was driven by adverse loss reserve development resulting from a detailed review of run-off expenses, which factored in the revised definition of run-off claims to include the non-specialty commercial lines business.
Loss and LAE reserve fair value adjustment
In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables. Loss and LAE reserves and the related reinsurance recoverable presented in the summary of reclassified balances within assets and liabilities held for sale as December 31, 2013 and 2012 are net of $136.9 million and $150.1 million, respectively, related to the outstanding pre-tax unaccreted adjustment.

Summary of Investment Results
Investment Returns
A summary of our consolidated pre-tax investment results is as follows:

	Year ended December 31,
Components of Investment Results	2013	2012	2011
	($ in millions)
Net investment income	$41.1	$53.6	$71.4
Net realized investment gains	44.2	50.8	56.8
Change in net unrealized investment gains	5.2	4.9	(46.2)
Total pre-tax investment results	$90.5	$109.3	$82.0
Gross investment returns on average invested assets versus typical benchmarks are as follows:

	Year ended December 31,(1)
	2013	2012	2011
Fixed maturity investments	0.4%	4.5%	3.7%
Short-term investments:	0.1%	—%	0.1%
Total fixed income	0.4%	4.0%	3.4%
Barclays U.S. Intermediate Aggregate Index	(1.0)%	3.6%	6.0%

Common equity securities	24.5%	7.5%	(0.1)%
Convertible fixed maturity investments	6.7%	6.2%	(6.2)%
Total common equity securities and convertible fixed maturity investments	22.5%	7.2%	(1.5)%
Other investments	8.3%	4.8%	7.0%
Total common equity securities, convertible fixed maturity and other investments	18.3%	6.4%	1.1%
S&P 500 Index	32.4%	16.0%	2.1%

Total consolidated portfolio	3.8%	4.4%	3.0%
_______________________________________________________________________________

(1)	Gross investment returns exclude investment expenses of $6.8 million, $6.6 million and $6.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Investment Returns—Year ended December 31, 2013 versus year ended December 31, 2012
Overview
Our total pre-tax investment results were $90.5 million, a return on average invested assets of 3.8% for 2013, compared to $109.3 million, a return of 4.4% for 2012. Net investment income in 2013 was $41.1 million, a decrease of $12.5 million, compared to $53.6 million in 2012. The decrease was principally due to lower fixed maturity investment yields and a $113.1 million reduction in average invested assets, compared to the prior year period, as a result of losses paid related to the Runoff Business. Net realized investment gains were $44.2 million in 2013, a decrease of $6.6 million compared to $50.8 million in 2012. The change in net unrealized investment gains was an increase of $5.2 million in 2013, which included a $32.1 million increase in common equity securities offset by a $34.4 million decrease in fixed maturity investments, compared to an increase in change in net unrealized investment gains of $4.9 million in 2012.

Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 0.4% for 2013, compared to 4.0% for 2012. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.3 years excluding short-term investments and approximately 2.1 years including short-term investments at December 31, 2013. Our fixed income portfolio outperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 140 basis points for 2013. The change in net unrealized investment gains in fixed maturity investments was a decrease of $34.4 million, driven by rising interest rates during 2013.
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity and other investments portfolio returned 18.3% for 2013, driven by strong equity market performance, compared to 6.4% for 2012. Our total common equity securities portfolio returned 24.5% and 7.5% for 2013 and 2012, respectively, or underperformed by 790 basis points and 850 basis points, respectively, the S&P 500 Index benchmark. During 2013, our total common equity securities portfolio had overweight exposure to the gold mining sector and underweight exposure to the consumer discretionary sector compared to the S&P 500 Index. Our convertible fixed maturity investments portfolio, which returns typically lag in a strong equity market, returned 6.7% and 6.2% for 2013 and 2012, respectively. Other investments, which are composed principally of hedge funds and private equities, returned 8.3% and 4.8% for 2013 and 2012, respectively. The change in net unrealized investment gains in common equity securities was an increase of $32.1 million during 2013, driven by a strong common equities market.
Investment Returns—Year ended December 31, 2012 versus year ended December 31, 2011
Overview
Our total pre-tax investment results were $109.3 million, a return of 4.4% on average invested assets for 2012, compared to $82.0 million, a return of 3.0% for 2011. Net investment income in 2012 was $53.6 million, a decrease of $17.8 million, compared to $71.4 million in 2011. The decrease was principally due to lower fixed maturity investment yields and a reduction in average invested assets as a result of losses paid related to the Runoff Business, as well as the closing of AutoOne and return of capital to shareholders. Net realized investment gains were $50.8 million in 2012, a decrease of $6.0 million compared to $56.8 million in 2011. The change in net unrealized investment gains was an increase of $4.9 million in 2012, compared to a decrease in net unrealized investment gains of $46.2 million in 2011.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 4.0% for 2012, compared to 3.4% for 2011. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 3.2 years excluding short-term investments and approximately 2.8 years including short-term investments at December 31, 2012. Our fixed income portfolio outperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 40 basis points for 2012.
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity and other investments portfolio returned 6.4% for 2012, compared to 1.1% for 2011. Our total common equity securities and convertible fixed maturity investments portfolio returned 7.2% and (1.5)% for 2012 and 2011, respectively, or underperformed by 880 basis points and outperformed by 360 basis points, respectively, the S&P 500 Index benchmark. Our total common equity securities and convertible fixed maturity investments portfolio has overweight positions in the gold mining sector compared to the S&P 500 Index and also contains convertible fixed maturity investments whose returns were hurt by rising credit spreads on the fixed maturity component of the instrument. In addition, other investments, which are composed principally of hedge funds and private equities, returned 4.8% and 7.0% for 2012 and 2011, respectively.

The following three investment tables include carrying values of $236.3 million and $338.1 million of fixed maturity investments which have been reclassified to assets held for sale in the consolidated balance sheet as part of the Runoff Transaction as of December 31, 2013 and 2012, respectively.
The following table presents the composition of our reported investment portfolio balances:

	As of December 31,
	2013		2012
Type of Investment	$ in millions	% of total	$ in millions	% of total
Fixed maturity investments	$1,937.2	74.5%	$1,931.4	73.4%
Short-term investments	157.0	6.0	232.8	8.9
Common equity securities	336.9	13.0	259.0	9.8
Convertible fixed maturity investments	30.5	1.2	62.6	2.4
Other investments	139.6	5.3	143.8	5.5
Total	$2,601.2	100.0%	$2,629.6	100.0%
The breakdown of our fixed maturity portfolio, including convertible fixed maturity investments, at December 31, 2013 by credit class, based upon issue credit ratings provided by Standard & Poor's, or if unrated by Standard & Poor's, long-term obligation ratings provided by Moody's, is as follows:

	As of December 31, 2013
Ratings	Amortized Cost	% of Total	Carrying value	% of Total
	($ in millions)		($ in millions)
U.S. government and agency obligations	$131.0	6.7%	$131.1	6.7%
AAA/Aaa	340.8	17.5	341.3	17.3
AA/Aa	533.7	27.4	532.3	27.0
A/A	448.4	23.0	454.7	23.1
BBB/Baa	367.4	18.9	377.3	19.2
Other/not rated	126.4	6.5	131.0	6.7
Total	$1,947.7	100.0%	$1,967.7	100.0%
The weighted average duration of our fixed maturity portfolio, including convertible fixed maturity investments, at December 31, 2013 is approximately 2.2 years. The maturity distribution for fixed maturity investments, including convertible fixed maturity investments, held at December 31, 2013 is as follows:

	As of December 31, 2013
Maturity	Amortized Cost	Carrying Value
	($ in millions)
Due within one year	$184.9	$188.0
Due after one through five years	664.7	674.6
Due after five through ten years	59.1	61.3
Due after ten years	9.2	11.0
Asset-backed securities	951.5	949.5
Preferred stocks	78.3	83.3
Total	$1,947.7	$1,967.7
Asset-backed Securities
We purchase commercial and residential mortgage-backed securities to maximize our risk adjusted returns in the context of a diversified portfolio. Our non-agency commercial mortgage-backed securities (CMBS) are generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed and floating rate CMBS as of December 31, 2013. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. We believe this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of December 31, 2013, on average less than 1% of the underlying loans were reported as non-performing for all CMBS held. We are not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (RMBS) categorized as sub-prime as of December 31, 2013. Our investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of December 31, 2013. We consider sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., we consider investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage backed securities that we categorize as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on our review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2013, we held one mortgage-backed security with a market value of $7.3 million that was classified as non-prime. Our non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. We do not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.
The following table summarizes the carrying value of our asset-backed securities:

	As of December 31,
	2013			2012
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$321.8	$321.8	$—	$551.2	$551.2	$—
FNMA	36.5	36.5	—	13.9	13.9	—
FHLMC	24.3	24.3	—	10.5	10.5	—
Total agency(1)	382.6	382.6	—	575.6	575.6	—
Non-agency:
Residential	51.5	51.5	—	38.1	38.1	—
Commercial	155.0	155.0	—	175.4	175.4	—
Total Non-agency	206.5	206.5	—	213.5	213.5	—
Total mortgage-backed securities	589.1	589.1	—	789.1	789.1	—
Other asset-backed securities:
Credit card receivables	124.2	113.3	10.9	49.0	43.7	5.3
Vehicle receivables	231.8	231.8	—	81.5	81.5	—
Other	4.4	4.4	—	8.3	8.3	—
Total other asset-backed securities	360.4	349.5	10.9	138.8	133.5	5.3
Total asset-backed securities	$949.5	$938.6	$10.9	$927.9	$922.6	$5.3
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of our investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2013 are as follows:

	Fair Value	Security Issuance Year
		2004	2005	2006	2007	2008	2010	2011	2012	2013
	($ in millions)
Total non-agency RMBS	$51.5	$6.8	$10.1	$5.4	$—	$—	$11.1	$—	$—	$18.1
Total non-agency CMBS	155.0	—	—	—	1.4	16.0	5.8	15.7	81.8	34.3
Total non-agency	$206.5	$6.8	$10.1	$5.4	$1.4	$16.0	$16.9	$15.7	$81.8	$52.4

Non-agency Residential Mortgage-backed Securities (RMBS)
The classification of the underlying collateral quality and the tranche levels of our non-agency RMBS securities are as follows as of December 31, 2013:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$44.2	$12.7	$31.5	$—
Non-prime	7.3	—	7.3	—
Total non-agency RMBS	$51.5	$12.7	$38.8	$—
_______________________________________________________________________________

(1)
At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were senior to other AAA or Aaa bonds.

(2)	At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were senior to non-AAA or non-Aaa bonds.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were junior to other bonds.
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels are as follows as of December 31, 2013:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$113.9	$84.3	$24.9	$4.7
Floating rate CMBS	41.1	1.4	16.0	23.7
Total non-agency CMBS	$155.0	$85.7	$40.9	$28.4
_______________________________________________________________________________

(1)	At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's or AAA by Fitch and were senior to other AAA or Aaa bonds.

(2)	At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were senior to non-AAA or non-Aaa bonds.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were junior to other bonds.
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
Dividend Capacity
Under the insurance laws of the jurisdictions under which our insurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.
Generally, our top tier regulated U.S. insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OBIC, our primary top tier regulated insurance operating subsidiary, has the ability to pay $86.6 million of dividends during 2014 without prior approval of regulatory authorities, subject to the availability of unassigned funds. The amount of dividends available to be paid by OBIC in any given year is also subject to cash flow and earnings generated by OBIC's business, which now just comprises the Runoff Business, as well as to dividends received from its subsidiaries, including ASIC, the lead U.S. insurance operating subsidiary for the Ongoing Business. At December 31, 2013, OBIC had $0.6 billion of unassigned funds and $0.9 billion of statutory surplus.
As disclosed in Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements, during the fourth quarter of 2012, we executed various intercompany reinsurance agreements which, along with other internal capital transactions among our regulated U.S. insurance operating subsidiaries, resulted in ASIC becoming the lead insurance company for the ongoing specialty business and OBIC becoming the lead insurance company for the Runoff Business. Notwithstanding these restructuring transactions, we continue to manage our statutory capital on a combined basis. Although OBIC remains the primary top tier regulated U.S. insurance operating subsidiary and maintains sufficient statutory capital to support the Runoff Business, the majority of the group's statutory capital is now included in ASIC, which is currently a subsidiary of OBIC, to support the ongoing specialty business. Prior to the closing of the Runoff Transaction, and subject to regulatory approval, OBIC will distribute its investment in ASIC to its immediate parent, OneBeacon LLC.
ASIC has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus, and subject to dividends paid in prior periods. ASIC has the ability to pay $23.9 million of dividends during 2014 without prior approval of regulatory authorities, subject to the availability of earned surplus. Given the changes in structure noted above, and in order for ASIC to pay dividends consistent with being the lead insurance company for our Ongoing Business, ASIC may require prior approval by regulatory authorities in order to make additional distributions until it builds up a historical net investment income stream and earned surplus balance under its new structure. At December 31, 2013, ASIC had $94.6 million of earned surplus and $0.7 billion of statutory surplus.
Split Rock has the ability to declare or pay dividends during any 12-month period without the prior approval of Bermuda regulatory authorities on condition that any such declaration or payment of such dividend does not cause a breach of any of its regulatory solvency and liquidity requirements. If Split Rock fails to meet its regulatory solvency or liquidity requirements on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the BMA.

In addition, under the Companies Act 1981 of Bermuda (the Companies Act), Split Rock is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that in each case:
• Split Rock is, or would after the payment be, unable to pay its liabilities as they become due; or
• the realizable value of Split Rock's assets would thereby be less than its liabilities.
During 2014, Split Rock has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $20.3 million, which is equal to 15% of its December 31, 2013 statutory capital, excluding earned surplus. During the year ended December 31, 2013, we, through an intermediary holding company, contributed $135.1 million to Split Rock. Split Rock did not pay any dividends in 2013.
During the year ended December 31, 2013, ASIC distributed $190.0 million to OBIC by way of an extraordinary return of capital, which was approved by the New York Department of Financial Services. OBIC, in turn, distributed the $190.0 million to its immediate parent. Subsequently, our intermediary holding companies contributed $35.0 million to OBIC in late 2013.
During the year ended December 31, 2012, our top tier regulated U.S. insurance operating subsidiaries distributed $173.1 million to their immediate parent, representing $114.7 million of dividends, which included the distribution of a regulated insurance subsidiary with a value of $34.0 million, and a return of capital of $58.4 million.
During the years ended December 31, 2013 and 2012, our unregulated insurance operating subsidiaries paid $17.3 million and $4.9 million, respectively, of dividends to their immediate parent. At December 31, 2013, our unregulated insurance operating subsidiaries had $57.9 million of net unrestricted cash, short-term investments and fixed maturity investments.
As described in Note 10—"Common Shareholders' Equity" of the accompanying consolidated financial statements, during the years ended December 31, 2013 and 2012, we declared and paid dividends totaling $80.2 million and $80.1 million, respectively, of regular quarterly dividends to our common shareholders. During the year ended December 31, 2011, we declared and paid dividends totaling $174.8 million, including $79.7 million of regular quarterly dividends and $95.1 million of a special dividend.
At December 31, 2013, OneBeacon Ltd. and its intermediate holding companies held $217.5 million of net unrestricted cash, short-term investments and fixed maturity investments and $89.8 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.
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
Certain operational leverage metrics can be measured with ratios that are calculated using insurance float. There are many activities that do not change the amount of insurance float at an insurance company but can have a significant impact on the company's operational leverage metrics. For example, investment gains and losses, debt issuances and repurchases/repayments, common share issuances and repurchases and dividends paid to shareholders are all activities that do not change insurance float but that can meaningfully impact operational leverage metrics.

The following table illustrates our consolidated insurance float position and four operational leverage ratios based on insurance float and net invested assets at December 31, 2013 and 2012, and include invested assets that are included in assets held for sale of $236.3 million and $338.1 million, respectively.

	December 31,
	2013		2012
	($ in millions)
Total investment securities	$2,364.9		$2,291.5
Cash	168.1		43.9
Cash and investments classified within assets held for sale	236.3		338.1
Accounts receivable on unsettled investment sales	3.3		2.1
Accounts payable on unsettled investment purchases	(11.6)		(6.2)
Invested assets, including unsettled transactions	$2,761.0		$2,669.4
OneBeacon's common shareholders' equity	$1,104.3		$1,014.5
Debt	274.7		274.7
Total capital	$1,379.0		$1,289.2
Insurance float	$1,382.0		$1,380.2
Insurance float as a multiple of total capital	1.0	x	1.1x
Invested assets as a multiple of total capital	2.0	x	2.1x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.3	x	1.4x
Invested assets as a multiple of OneBeacon's common shareholders' equity	2.5	x	2.6x
Based on December 31, 2013 balances, insurance float is expected to decrease by approximately $236.3 million as a result of the sale of the Runoff business.
Financing
Debt
The following table summarizes our debt to capital ratio at December 31, 2013 and 2012:

	December 31,
	2013	2012
	($ in millions)
Senior Notes, carrying value	$274.7	$274.7
OneBeacon's common shareholders' equity	1,104.3	1,014.5
Total capital	$1,379.0	$1,289.2
Ratio of debt to total capital	19.9%	21.3%
We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
In November 2012, OneBeacon U.S. Holdings, Inc. (OBH) issued $275.0 million face value of senior unsecured notes (2012 Senior Notes) through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The 2012 Senior Notes bear an annual interest rate of 4.6% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Ltd. OBH incurred $2.8 million in expenses related to the issuance of the 2012 Senior Notes (including the $1.8 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the 2012 Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2012 Senior Notes have an effective yield to maturity of approximately 4.7% per annum. The proceeds from the 2012 Senior Notes were utilized to repurchase and retire, for $275.9 million, the remaining $269.8 million balance outstanding on our previously held senior notes issued in 2003 (2003 Senior Notes).

The 2012 Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon Ltd. or OBH must adhere. At December 31, 2013, OneBeacon Ltd. and OBH were in compliance with all of the covenants under the 2012 Senior Notes and anticipate they will continue to remain in compliance with these covenants for the foreseeable future. In addition, a failure by OneBeacon Ltd. subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75 million of the principal amount of covered debt, could trigger the acceleration of the 2012 Senior Notes.
On March 24, 2011, OBH commenced a cash tender offer that resulted in the retirement of $150.0 million aggregate principal amount of the 2003 Senior Notes for $161.6 million, which resulted in a $12.0 million pre-tax loss, including transaction fees.
During 2013, 2012 and 2011, we paid $12.7 million, $16.4 million and $20.4 million, respectively, of interest on the 2012 Senior Notes and 2003 Senior Notes (collectively, Senior Notes).
Capital Lease
In December 2011, we sold the majority of our fixed assets and capitalized software. We entered into lease financing arrangements with US Bancorp and Fifth Third whereby we sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. We then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. We received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, we will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer back to us. As of December 31, 2013 and 2012, we had a capital lease obligation of $12.5 million and $18.2 million, respectively, included within other liabilities and a capital lease asset of $10.9 million and $16.1 million, respectively, included within other assets.
Contractual Obligations and Commitments
Below is a schedule of our material contractual obligations and commitments as of December 31, 2013:

	Due in Less Than One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	($ in millions)
Debt	$—	$—	$—	$275.0	$275.0
Interest on debt	12.7	25.3	25.3	50.6	113.9
Loss and LAE reserves(1)	357.1	377.4	164.0	155.8	1,054.3
Long-term incentive compensation	14.7	23.3	2.5	5.1	45.6
Pension and other benefit plan obligations(2)	14.5	7.2	6.8	29.7	58.2
Capital leases	5.3	7.2	—	—	12.5
Operating leases	6.6	11.3	7.6	4.6	30.1
Total contractual obligations and commitments	$410.9	$451.7	$206.2	$520.8	$1,589.6
_______________________________________________________________________________

(1)
Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $80.2 million and net of the discount on our workers compensation loss and LAE reserves of $3.0 million as of December 31, 2013. These balances exclude amounts included in held for sale as of December 31, 2013 for reinsurance recoverables on unpaid losses of $1.6 billion and loss and LAE reserves of $1.8 billion.

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

The balances included in the table above regarding our long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid cannot be predicted with certainty as the ultimate amounts of these liabilities are based on future performance. The estimated payments reflected in the table are based on current accrual factors (common share price and pay-out percentage) and assume that all outstanding balances were 100% vested as of December 31, 2013.
There are no provisions within our material operating lease agreements that would trigger acceleration of future lease payments. The capital lease entered into in conjunction with the sale-leaseback of certain of OneBeacon's fixed assets and capitalized software contains provisions that could trigger an event of default including a failure to pay when due payments under the capital lease. If an event of default were to occur, the lessor would have a number of remedies available including the acceleration of future lease payments or the possession of the property covered under the lease agreement.
We do not finance our operations through the securitization of trade receivables, special purpose entities or synthetic leases. Further, we have not entered into any material arrangement requiring us to guarantee payment of third-party debt, lease payments or to fund losses of an unconsolidated special purpose entity.
We also have future binding commitments to fund certain limited partnership investments. These commitments, which total $12.1 million as of December 31, 2013, do not have fixed funding dates and are therefore excluded from the table above.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 5.6 million of its Class A common shares. During 2013 and 2012, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million.
Cash Flows
Detailed information concerning our cash flows during the years ended December 31, 2013, 2012 and 2011 follows:
Cash flows from operations for the years ended December 31, 2013, 2012 and 2011
For 2013, net cash flows provided from operations was $128.7 million, consisting of $205.4 million provided from continuing operations and $76.7 million used for discontinued operations. For 2012, net cash flows used for operations was $53.7 million, consisting of $142.7 million provided from continuing operations and $196.4 million used for discontinued operations. For 2011, net cash flows used for operations was $118.5 million, consisting of $82.1 million provided from continuing operations and $200.6 million used for discontinued operations. Net cash flows for operations in 2013, 2012 and 2011 were reduced by the run-off of reserves related to the Runoff Business. Net cash flows relating to continuing operations in 2013 increased primarily due to inflows from premiums exceeding loss and LAE payments, the increase in unrestricted collateral holdings related to our surety business, which we started late in 2012, and a general increase in uninvested cash.
Other Liquidity and Capital Resource Activities
During 2013, we made payments with respect to our long-term incentive compensation plans totaling $3.9 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 158,890 performance units for the 2010-2012 performance cycle.
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
Cash flows from investing and financing activities for year ended December 31, 2013
Financing and Other Capital Activities
During 2013, we declared and paid $80.2 million, respectively, of regular quarterly cash dividends to holders of OneBeacon's common shares.

Acquisitions and Dispositions
During 2013, we completed the sale of Essentia Insurance Company and received $31.3 million as consideration.
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
During 2012, we sold one of our subsidiaries, OB Lux, to a subsidiary of White Mountains and recognized a gain of $14.0 million as additional paid in capital. Net of transaction costs expensed through the statement of operations, the gain was $13.6 million.
Cash flows from investing and financing activities for the year ended December 31, 2011
During 2011, we declared and paid $79.7 million of regular quarterly cash dividends and $95.1 million of a special dividend to holders of OneBeacon's common shares.
During 2011, OneBeacon Services LLC (OB Services) received cash proceeds of $23.1 million as a result of entering into two sale-leaseback transactions.
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
1.    Fair Value Measurements
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
As of both December 31, 2013 and 2012, approximately 92% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in hedge funds and private equity funds, as well as certain investments in debt and equity securities, including asset-backed securities, where quoted market prices are unavailable. We determine when transfers between levels have occurred as of the beginning of the period.
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
In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund's net asset value. In circumstances where our portion of a fund's net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At December 31, 2013 and 2012, we did not record a liquidity adjustment to the net asset value related to our investments in hedge funds or private equity funds.
As of both December 31, 2013 and 2012, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of December 31, 2013 and 2012 were comprised of $49.4 million and $47.3 million, respectively, in hedge funds, $56.1 million and $61.3 million, respectively, in private equity funds and $14.4 million and $14.1 million, respectively, in an investment in a community reinvestment vehicle. OneBeacon held investments in 19 and 17 private equity funds at December 31, 2013 and 2012, respectively. The largest investment in a single fund was $14.9 million and $12.9 million at December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, other investments also included $19.7 million and $21.1 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.
The fair values at December 31, 2013 and 2012 for assets measured using Level 3 inputs are as follows:

	Fair value at December 31, 2013(1)	Level 3 Value	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$131.1	$—	—%
Debt securities issued by corporations	754.5	—	—
Municipal obligations	16.5	—	—
Asset-backed securities	949.5	10.9	1.1
Foreign government obligations	2.3	—	—
Preferred stocks	83.3	71.0	85.2
Fixed maturity investments	1,937.2	81.9	4.2
Short-term investments	157.0	—	—
Common equity securities	336.9	0.1	—
Convertible fixed maturity investments	30.5	—	—
Other investments(2)	119.9	119.9	100.0
Total investments(2)	$2,581.5	$201.9	7.8%

	Fair value at December 31, 2012(1)	Level 3 Value	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$197.6	$—	—%
Debt securities issued by corporations	711.5	—	—
Municipal obligations	3.2	—	—
Asset-backed securities	927.9	5.3	0.6
Foreign government obligations	6.5	—	—
Preferred stocks	84.7	70.8	83.6
Fixed maturity investments	1,931.4	76.1	3.9
Short-term investments	232.8	—	—
Common equity securities	259.0	0.1	—
Convertible fixed maturity investments	62.6	—	—
Other investments(2)	122.7	122.7	100.0
Total investments(2)	$2,608.5	$198.9	7.6%
_______________________________________________________________________________

(1)
Includes $236.3 million and $338.1 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2013 and 2012 consolidated balance sheets, respectively, as part of the Runoff Transaction.

(2)
Excludes the carrying value of $19.7 million and $21.1 million as of December 31, 2013 and 2012, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

At December 31, 2013 and 2012, we held one private preferred stock that represented approximately 85% and 84%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.
The changes in Level 3 fair value measurements for the year ended December 31, 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2013	$76.1	$0.1	$—	$122.7	$198.9
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains	(1.5)	—	—	11.9	10.4
Purchases	21.4	—	—	7.1	28.5
Sales	(0.5)	—	—	(21.8)	(22.3)
Transfers in	61.3	—	—	—	61.3
Transfers out	(74.9)	—	—	—	(74.9)
Balance at December 31, 2013	$81.9	$0.1	$—	$119.9	$201.9
_______________________________________________________________________________

(1)	Excludes the carrying value of $19.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.
“Transfers in” to Level 3 fixed maturity investments of $61.3 million for the year ended December 31, 2013 was comprised of one agency commercial mortgage-backed security for which the estimated fair value was determined using industry standard pricing models that take into account unobservable inputs such as prepayment rate, default rate and swap spread. See Note 5—"Investment Securities" of the accompanying consolidated financial statements for information regarding significant unobservable inputs.

“Transfers out” of Level 3 fixed maturity investments of $74.9 million for the year ended December 31, 2013 were comprised of three mortgage-backed securities which had been previously classified as a Level 3 measurement and were recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.
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
Upon completion of each quarterly review, our actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management's best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially recommended levels in the future. Typically, these factors exist when management and our actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs and legal and regulatory developments. At December 31, 2013 and 2012, carried reserves, which are related to our Ongoing Business, were 5% and 6%, respectively, above the actuarial central estimate. Loss and LAE reserves related to the Runoff Business that are presented in liabilities held for sale in the December 31, 2013 balance sheet were at the actuarial central indications, while the corresponding December 31, 2012 loss and LAE reserves were 4% above the actuarial central estimate.

Asbestos and Environmental (A&E) Reserves
Our reserves, substantially all of which relate to the Runoff Business and are included in liabilities held for sale on the December 31, 2013 and 2012 consolidated balance sheets, include provisions made for claims that assert damages from A&E related exposures. Asbestos claims relate primarily to injuries asserted by those who allegedly came in contact with asbestos or products containing asbestos. Environmental claims relate primarily to pollution and related clean-up cost obligations, particularly as mandated by federal and state environmental protection agencies. In addition to the factors described above under "Reserves other than Asbestos and Environmental Reserves" regarding the reserving process, we estimate our A&E reserves based upon, among other factors, facts surrounding reported cases and exposures to claims, such as policy limits and deductibles, current law, past and projected claim activity and past settlement values for similar claims, as well as analysis of industry studies and events, such as recent settlements and asbestos-related bankruptcies. The cost of administering A&E claims, which is an important factor in estimating loss and LAE reserves, tends to be higher than in the case of non-A&E claims due to the higher legal costs typically associated with A&E claims.
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
We also incurred A&E losses via our participation in industry pools and associations. The most significant of these pools was Excess Casualty Reinsurance Association (ECRA), which provided excess liability reinsurance to U.S. insurers from 1950 until the early 1980s. ECRA incurred significant liabilities for A&E, of which we bear approximately a 4.6% share as of both December 31, 2013 and 2012, or $68.1 million and $66.9 million at December 31, 2013 and 2012, respectively, which is fully reflected in our loss and LAE reserves.
More recently, since the 1990s, we have experienced an influx of claims from commercial insureds, including many non-Fortune 500-sized accounts written during the 1970s and 1980s, who are named as defendants in asbestos lawsuits. As a number of large well-known manufacturers of asbestos and asbestos-containing products have gone into bankruptcy, plaintiffs have sought recoveries from peripheral defendants, such as installers, transporters or sellers of such products, or from owners of premises on which the plaintiffs' exposure to asbestos allegedly occurred. At December 31, 2013, 547 policyholders had asbestos-related claims against us. In 2013, 94 new insureds with such peripheral involvement presented asbestos claims under prior policies we had written.
Historically, most asbestos claims have been asserted as product liability claims. Recently, insureds who have exhausted the available products liability limits of their insurance policies have sought from insurers such as us payment for asbestos claims under the premises and operations coverage of their liability policies, which may not be subject to similar aggregate limits. We expect this trend to continue. However, to date there have been fewer of these premises and operations coverage claims than product liability coverage claims. This may be due to a variety of factors, including that it may be more difficult for underlying plaintiffs to establish losses as stemming from premises and operations exposures, which requires proof of the defendant's negligence, rather than products liability under which strict legal liability applies. Premises and operations claims may vary significantly and policyholders may seek large amounts, although such claims frequently settle for a fraction of the initial alleged amount. Accordingly, there is a great deal of variation in damages awarded for the actual injuries. As of December 31, 2013, there were approximately 407 active claims by insureds against us without product liability coverage asserting operations or premises coverage, which may not be subject to aggregate limits under the policies.

Immediately preceding the OneBeacon Acquisition, we purchased a reinsurance contract with National Indemnity Company (NICO) under which we are entitled to recover from NICO up to $2.5 billion in the future for asbestos claims arising from business written by us in 1992 and prior, environmental claims arising from business written by us in 1987 and prior, and certain other exposures. We refer to this reinsurance contract as the NICO Cover. Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of our third-party reinsurers in existence at the time the NICO Cover was executed, or Third-Party Recoverables. As a result, the Third-Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of us. Any amounts uncollectible from third-party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement with us. Third-Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments from 2000 through 2013, approximately 45.8% of A&E losses have been recovered under the historical third-party reinsurance.
During 2011, we completed a study of our legacy A&E exposures. Based on the results of the study, we increased the central estimate of incurred losses ceded to NICO from $2.2 billion to $2.3 billion, an increase of $121.9 million, net of underlying reinsurance. Due to the NICO Cover, there was no impact to income or equity from the change in the estimate. We review A&E activity each quarter and compare that activity to what was assumed in the most recently completed A&E study. Through December 31, 2013, that activity has been in line with expectations, generally, so we have not revised our estimate of ultimate payments.
As noted above, we have ceded estimated incurred losses of approximately $2.3 billion to the NICO Cover at December 31, 2013. Since entering into the NICO Cover, approximately 10% of the $2.3 billion of utilized coverage relates to uncollectible Third-Party Recoverables and settlements on Third-Party Recoverables through December 31, 2013. Net losses paid totaled $1.6 billion as of December 31, 2013. To the extent that actual experience differs from our estimate of incurred A&E losses and Third-Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover.
Our reserves for A&E losses, net of Third-Party Recoverables but prior to NICO recoveries, were $0.6 billion at December 31, 2013. An industry benchmark of reserve adequacy is the "survival ratio," computed as a company's reserves divided by its historical average yearly loss payments. This ratio indicates approximately how many more years of payments the reserves can support, assuming future yearly payments are equal to historical levels. Our survival ratio was 7.8 years at December 31, 2013. This was computed as the ratio of A&E reserves, net of Third-Party Recoverables prior to the NICO Cover of $0.6 billion plus the remaining unused portion of the NICO Cover of $198.3 million, to the average A&E loss payments over the three-year period ended December 31, 2013, net of Third-Party Recoverables. Our survival ratio was 10.4 years at December 31, 2012. We believe that as a result of the NICO Cover and our historical third-party reinsurance programs, we should not experience material financial loss from A&E exposures under current coverage interpretations and that our survival ratio is consistent with industry survival ratios. However, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid using recent annual average payments subject to adjustments for unusual items. Many factors, such as aggressive settlement procedures, mix of business and coverage provided, have a significant effect on the amount of A&E reserves and payments and the resultant survival ratio. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.
Our reserves for A&E losses at December 31, 2013 represent management's best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean-up cost increases and industry settlement practices, limit our ability to accurately estimate ultimate liability and we may be subject to A&E losses beyond currently estimated amounts. In addition, we remain liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. See Note 3—"Unpaid Loss and LAE Reserves—Asbestos and Environmental" and Note 19—"Discontinued Operations" of the accompanying consolidated financial statements for more information regarding our A&E reserves.

A&E Claims Activity
Our A&E claims activity, substantially all of which relates to Runoff Business, the operations of which have been included in discontinued operations and the loss and LAE reserves of which are included in liabilities held for sale on the December 31, 2013 and 2012 consolidated balance sheets, is illustrated in the table below:

	Year ended December 31,
	2013	2012(1)
Asbestos
Accounts with asbestos claims at the beginning of the year	536	509
Accounts reporting asbestos claims during the year	94	108
Accounts on which asbestos claims were closed during the year	(83)	(81)
Accounts with asbestos claims at the end of the year	547	536

Environmental
Accounts with environmental claims at the beginning of the year	348	350
Accounts reporting environmental claims during the year	69	105
Accounts on which environmental claims were closed during the year	(88)	(107)
Accounts with environmental claims at the end of the year	329	348

Total
Total accounts with A&E claims at the beginning of the year	884	859
Accounts reporting A&E claims during the year	163	213
Accounts on which A&E claims were closed during the year	(171)	(188)
Total accounts with A&E claims at the end of the year	876	884
_______________________________________________________________________________

(1)
During 2013, the Company changed its method of measuring claim activity within its A&E claim counts. Prior to 2013, claims which were reported by a single insured and included a claim within each of the Asbestos and Environmental categories were counted as one claim. Starting in 2013, such claim activity would be reported as multiple claims. We have restated the 2012 A&E claim activity table to report consistent claim activity in both years presented.

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
For loss and allocated loss adjustment expense reserves, excluding A&E, the key assumption as of December 31, 2013 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the exception of severity trends. Severity trends have been relatively stable over the relevant historical period. The actuarial methods used would project losses assuming continued stability in severity trends. Management has considered future increases in loss severity trends including the impact of inflation in making its reserve selections.
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
Multiple peril liability reserves generally include two components: bodily injury and property damage. Bodily injury payments reimburse the claimant for damages pertaining to physical injury as a result of the policyholder's legal obligation arising from non-intentional acts such as negligence, subject to the insurance policy provisions. In some cases the damages can include future wage loss (which is a function of future earnings power and wage inflation) and future medical treatment costs. Property damage payments result from damages to the claimant's private property arising from the policyholder's legal obligation for non-intentional acts. In most cases, property damage losses are a function of costs as of the loss date, or soon thereafter. Defense costs are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims, though for some products this risk is mitigated by policy language such that the insured portion of defense costs erodes the amount of policy limit available to pay the claim.
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
Loss and LAE development—2013
During the year ended December 31, 2013, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves. The Company experienced unfavorable development primarily related to the property line in Specialty Property, Entertainment (primarily, general liability), and the A&H line within the Accident underwriting operating segment. This amount was offset by favorable development in other liability (claims made) within the managed care E&O business included in the Professional Insurance underwriting operating segment, and in the ocean marine line of business, included in the International Marine Underwriters underwriting operating segment.
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
Prior Loss and LAE Development Discussions by Year – Runoff Business
Loss and LAE development—2013
As a result of the comprehensive actuarial analysis conducted by our actuaries during the fourth quarter of 2013, we recorded $71.5 million of unfavorable prior year non-A&E loss and LAE development related to the Runoff Business. The increase in loss reserves was concentrated in the workers compensation, personal auto liability, and excess liability lines of business. In addition, we increased our estimate of adjusting and other expenses, a component of LAE reserves. We have not revised our estimate of net ultimate A&E payments.
Workers compensation unpaid loss reserves increased by $36.6 million due to changes in how we evaluate various estimated settlement rates, mortality, and medical inflation assumptions. These three key assumptions, which were previously evaluated implicitly as part of overall case incurred activity, were separately analyzed and then explicitly reviewed under varying assumptions and an array of resulting reserve estimates, to generate an actuarial indication which management selected for its best estimate. For personal auto liability, a $16.9 million loss provision was recorded based on a ground-up analysis of unlimited medical automobile no-fault claims from the 1970s and 1980s, which produced a range of estimates at varying medical inflation rates. The remaining $5.4 million loss reserve increase was driven by adverse prior year loss development recorded on a few large excess liability claims. Finally, we recorded a provision to increase our LAE reserves by $12.6 million for adjusting and other expenses due to a change in assumptions of staff efficiency associated with handling and settling runoff claims.
For the full year 2013, we recorded $78.9 million loss and LAE provision for the Runoff Business, which includes a $7.4 million increase in loss and LAE reserves recorded in the second quarter of 2013. The $78.9 million loss and LAE adverse development recorded in 2013 was partially offset by other revenue of $7.8 million associated with a settlement award in the second quarter of 2013 in the Safeco v. American International Group, Inc. (AIG) class action related to AIG's alleged underreporting of workers' compensation premiums to the National Workers' Compensation Reinsurance Pool.
As of December 31, 2013, the recorded net unpaid loss and LAE reserves associated with the Runoff Business totaled $188.4 million. Management believes that the recorded net loss and LAE reserves reflect a reasonable provision for expected future loss and LAE payments and represent management’s best estimate within a range of reasonable estimates.
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

Unpaid Loss and LAE Reserves by Line of Business
Unpaid loss and LAE reserves, net of reinsurance recoverable on unpaid losses, at December 31, 2013 and 2012 were as follows:

	December 31, 2013			December 31, 2012
	Case	IBNR	Total	Case	IBNR	Total
	($ in millions)
Ongoing Business	$356.9	$617.2	$974.1	$324.7	$568.0	$892.7
Runoff Business(1)	76.1	112.3	188.4	164.3	47.5	211.8
Total	$433.0	$729.5	$1,162.5	$489.0	$615.5	$1,104.5
_______________________________________________________________________________

(1)	Amounts included in Runoff Business have been reclassified to liabilities held for sale in the December 31, 2013 and 2012 consolidated balance sheets.
Unpaid loss and LAE reserves, net of reinsurance recoverable on unpaid losses, for our Ongoing Business by line of business at December 31, 2013 and 2012 were as follows:

	December 31, 2013			December 31, 2012
	Case	IBNR	Total	Case	IBNR	Total
	($ in millions)
Automobile liability	$32.3	$32.8	$65.1	$33.3	$27.5	$60.8
General liability - occurrence	42.7	143.6	186.3	43.8	123.5	167.3
General liability - claims made	64.7	173.1	237.8	58.3	171.3	229.6
Medical malpractice	67.1	124.6	191.7	57.7	114.9	172.6
Other casualty	49.8	29.3	79.1	51.8	29.5	81.3
Workers compensation	39.0	50.4	89.4	33.3	37.9	71.2
Property	39.1	31.3	70.4	24.8	35.0	59.8
Other	22.2	32.1	54.3	21.7	28.4	50.1
Total Ongoing Business	$356.9	$617.2	$974.1	$324.7	$568.0	$892.7
Range of Reserves
Our range of reserve estimates at December 31, 2013 was evaluated to consider the strengths and weaknesses of the various actuarial methods applied against our historical claims experience data. The following table shows the recorded unpaid loss and LAE reserves, net of reinsurance recoverables on unpaid losses, and the high and low ends of our range of reasonable loss and LAE reserve estimates at December 31, 2013. For the Runoff Business, the range of reasonable reserve estimates provided below reflects A&E reserves at a net zero across the entire range. The high and low ends of our range of reserve estimates in the table below are based on the results of various actuarial methods described above.

	December 31, 2013
	Low	Recorded	High
	($ in millions)
Ongoing Business	$811.8	$974.1	$1,086.6
Runoff Business	121.4	188.4	330.1

The following table shows the recorded reserves and the high and low ends of our range of reasonable loss and LAE reserves, net of reinsurance recoverable on unpaid losses, estimates for our Ongoing Business by line of business at December 31, 2013.

	December 31, 2013
	Low	Recorded	High
	($ in millions)
Automobile liability	$63.4	$65.1	$72.8
General liability - occurrence	153.7	186.3	219.7
General liability - claims	190.1	237.8	271.7
Medical malpractice	148.2	191.7	211.8
Other casualty	74.8	79.1	82.0
Workers compensation	66.0	89.4	90.5
Property	63.9	70.4	72.9
Other	51.7	54.3	65.2
Total Ongoing Business	$811.8	$974.1	$1,086.6
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
The percentages shown in the following table represent the linear interpolation of where OneBeacon's recorded loss and LAE reserves, net of reinsurance recoverable on unpaid losses, are within the range of reserves estimates at December 31, 2013 and 2012, where the low end of the range equals zero, the middle of the range equals 50% and the high end of the range equals 100%. The middle of the range (50%) does not necessarily represent the actuarial central estimate within the range of possible outcomes.

	December 31,
	2013	2012
	(expressed as a percentage of the range)
Ongoing Business	59%	65%
Runoff Business	32	47

Total	47%	58%
As part of the comprehensive actuarial analysis conducted by our actuaries during the fourth quarter of 2013, we updated our view of the range of reasonable estimates for our Runoff Business. This review resulted in a wider, more highly skewed range for reserves other than A&E, driven primarily by the impact of varying inflation assumptions on the workers’ compensation and unlimited medical automobile no-fault lines of business. As a result, the runoff percentage in the range is lower in 2013 despite recording runoff reserves at the actuarial central estimate.
For our A&E reserves, which have a net zero balance after the NICO Cover and Third-Party Recoverables, we review A&E activity each quarter and compare that activity to what was assumed in the most recently A&E study, which was completed in 2011. Through December 31, 2013, that activity has been in line with expectations, generally, so we have not revised our estimate of ultimate A&E payments. Accordingly, the net amount of A&E reserves included in the Runoff Business are zero across the entire range of reasonable reserve estimates.
The percentages shown in the following table represent the linear interpolation of where our recorded loss and LAE reserves on our Ongoing Business, net of reinsurance recoverable on unpaid losses, are within the range of reserves estimates by line of business at December 31, 2013 and 2012. Similar to the preceding table, the low end of the range equals zero, the middle of the range, which does not necessarily reflect the actuarial central estimate, equals 50% and the high end of the range equals 100%.

	December 31,
	2013	2012
	(expressed as a percentage of the range)
Automobile liability	18%	69%
General liability - occurrence	49	70
General liability - claims	58	57
Medical malpractice	68	60
Other casualty	59	80
Workers compensation	95	97
Property	73	49
Other	18	92

Total Ongoing Business	59%	65%
During 2013, in our Ongoing Business, we experienced unexpected adverse development in underlying case incurred and paid data in some of our newer business segments. This emergence has resulted in an upward shift in the actuarial range for the General Liability, Auto Liability and Other lines of business. As this emergence is relatively recent, and in light of evaluating less seasoned data associated with the new businesses relative to expected results, management has not revised its best estimate of reserves and therefore our carried reserves are lower in the range of reserves.
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

•
Workers compensation:  Recorded workers compensation loss and LAE reserves, net of reinsurance recoverables, for Ongoing Business were $89.4 million and for Runoff Business, excluding the GRC Cover (as defined in "Critical Accounting Estimates—3. Reinsurance Transactions" in Item 7), were $196.4 million at December 31, 2013. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve for Ongoing Business by approximately $6 million and for Runoff Business by approximately $26 million at December 31, 2013, in either direction.

•
Professional liability:  Recorded loss and allocated loss adjustment expense reserves, net of reinsurance recoverables, for professional liability for Ongoing Business were $455.4 million at December 31, 2013. The Runoff Business had no professional liability reserves at December 31, 2013. A key assumption for professional liability is the implicit loss cost trend, particularly the severity inflation trend component of loss costs. Across the entire reserve base, a 5.0 point change in assumed annual severity would have changed the estimated net reserve for Ongoing Business by approximately $71 million at December 31, 2013, in either direction.

•
Multiple peril liability:  Recorded loss and LAE reserves, net of reinsurance recoverables excluding the GRC Cover, for multiple peril, for the Ongoing Business were $50.8 million and for Runoff Businesses were $82.3 million at December 31, 2013. Reported loss development patterns are a key assumption for these lines of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If case reserve adequacy for multiple peril claims changed by 10.0 points this would have changed the estimated net reserve for Ongoing Business by approximately $2 million and for Runoff Business by approximately $7 million at December 31, 2013, in either direction.

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
In connection with the OneBeacon Acquisition, Aviva caused us to purchase reinsurance contracts with two reinsurance companies rated "A++" ("Superior", the highest of sixteen financial strength ratings) by A.M. Best and "AA+" ("Very Strong", the second highest of twenty-one financial strength ratings) by Standard & Poor's. One is a reinsurance cover with NICO which entitles us to recover up to $2.5 billion in ultimate loss and LAE incurred related to asbestos claims arising from business written prior to 1992, environmental claims arising from business written prior to 1987 and certain other latent exposures. As of December 31, 2013, we have ceded estimated incurred losses of approximately $2.3 billion to NICO under the NICO Cover. The other contract is a reinsurance cover with General Reinsurance Corporation (GRC) for up to $570 million of additional losses on all claims arising from accident years 2000 and prior (GRC Cover). As of December 31, 2013, we have ceded estimated incurred losses of $562.0 million to GRC under the GRC Cover. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for as a seller guarantee under GAAP. NICO and GRC are wholly-owned subsidiaries of Berkshire Hathaway Inc. All of these balances relate to the Runoff Business, the operations of which are included in discontinued operations and the balances of which as of December 31, 2013 and 2012 have been included in assets or liabilities held for sale on the consolidated balance sheet.
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
FORWARD-LOOKING STATEMENTS
The information contained in this report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report that address activities, events or developments which we expect will or may occur in the future are forward-looking statements. The words "will," "believe," "intend," "expect," "anticipate," "project," "estimate," "predict," “anticipate” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to our:

•	change in book value per share or return on equity;

•	business strategy;

•	financial and operating targets or plans;

•	incurred loss and loss adjustment expenses and the adequacy of our loss and loss adjustment expense reserves and related reinsurance;

•	projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts;

•	expansion and growth of our business and operations;

•	future capital expenditures; and

•	pending transactions.

These statements are based on certain assumptions and analyses made by us in light of our experience and judgments about historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to our expectations is subject to a number of risks, uncertainties or other factors which are described in more detail beginning on page 19 of this Form 10-K, that could cause actual results to differ materially from expectations, including:

•	claims arising from catastrophic events, such as hurricanes, windstorms, earthquakes, floods or terrorist attacks;

•	recorded loss and loss adjustment expense reserves subsequently proving to have been inadequate;

•	exposure to asbestos or environmental claims;

•	changes in interest rates, debt or equity markets or other market volatility that negatively impact our investment portfolio;

•	competitive forces and the cyclicality of the property and casualty insurance industry;

•	actions taken by rating agencies from time to time with respect to us, such as financial strength or credit rating downgrades or placing our ratings on negative watch;

•	the continued availability of capital and financing;

•	the outcome of litigation and other legal or regulatory proceedings;

•	our ability to retain key personnel;

•	our ability to continue meeting our debt and related service obligations or to pay dividends;

•	the continued availability and cost of reinsurance coverage and our ability to collect reinsurance recoverables;

•	the ability of our technology resources to prevent a data breach and the ability of our internal controls to ensure compliance with legal and regulatory policies;

•	our ability to successfully develop new specialty businesses;

•	changes in laws or regulations, or their interpretations, which are applicable to us, our competitors, our agents or our customers;

•	participation in guaranty funds and mandatory market mechanisms;

•	the impact of new theories of liability;

•	changes to current shareholder dividend practice and regulatory restrictions on dividends;

•	our status as a subsidiary of White Mountains, including potential conflicts of interest;

•	whether the Runoff Transaction closes; and

•	other factors, most of which are beyond our control.
Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the anticipated results or developments will be realized or, even if substantially realized, that they will have the expected consequences. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

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

We generally manage the interest rate risk associated with our portfolio of fixed maturity investments and convertible fixed maturity investments by monitoring the average duration of the portfolio. Our fixed maturity and convertible fixed maturity portfolios are comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations, preferred stocks, and asset-backed and mortgage-backed securities.
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
The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our fixed maturity and convertible fixed maturity investments and pension fixed maturity and convertible fixed maturity investments:

	Fair value at December 31, 2013	Assumed change in relevant interest rate	Estimated fair value after change in interest rate	After tax increase (decrease) in carrying value
	($ in millions)
Fixed maturity and convertible fixed maturity investments(1)	$1,967.7	100 bp decrease	$1,992.9	$18.4
		50 bp decrease	1,983.1	11.2
		50 bp increase	1,944.9	(16.6)
		100 bp increase	1,921.6	(33.6)

Qualified pension plan fixed maturity and convertible fixed maturity investments(2)	$30.0	100 bp decrease	$30.2	$0.1
		50 bp decrease	30.1	0.1
		50 bp increase	29.8	(0.1)
		100 bp increase	29.6	(0.3)
_______________________________________________________________________________

(1)	Assumes no sensitivity to general interest rate movements for $16.5 million of convertibles whose market values are significantly influenced by the underlying stock.

(2)	Assumes no sensitivity to general interest rate movements for $18.7 million of convertibles whose market values are significantly influenced by the underlying stock.
Long-term obligations. As of December 31, 2013, our interest and dividend bearing long-term obligations consisted of the 2012 Senior Notes which have a fixed interest rate. As a result, our exposure to interest rate risk resulting from variable interest rate obligations is insignificant.
The Senior Notes were issued in 2012 and mature on November 9, 2022. At December 31, 2013, the fair value of the Senior Notes was $269.8 million, which compared to a carrying value of $274.7 million. The fair value of this obligation was estimated by using quoted market prices.
Credit Spread Risk
Sensitivity analysis of spread risk
Our overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. Widening and tightening of spreads generally translate into decreases and increases in fair values of fixed maturity investments, respectively.

The table below summarizes the estimated effects of hypothetical widening and tightening of pre-tax credit spreads for different classes of our fixed maturity and convertible fixed maturity portfolios. In estimating the impact of hypothetical tightening of spreads, for fixed maturity investments yielding more than the 3 year Constant Maturity Treasury Index (CMT Index) as of December 31, 2013, to the extent their yields would have decreased to levels lower than the 3 year CMT Index as of December 31, 2013, we limited their price appreciation to a level equal to the yield of the 3 year CMT Index. For fixed maturity investments yielding less than the 3 year CMT Index as of December 31, 2013, we assumed no price appreciation.

	December 31, 2013 Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
	($ in millions)
U.S. Government and agency obligations	$131.1	$—	$—	$—	$—
Foreign government obligations	2.3	—	—	—	—

	December 31, 2013 Fair Value	Tighten 100	Tighten 50	Widen 50	Widen 100
	($ in millions)
Agency mortgage-backed securities	$382.6	$10.0	$6.0	$(6.0)	$(11.9)
Other asset-backed securities	360.4	2.6	1.6	(2.5)	(4.9)

	December 31, 2013 Fair Value	Tighten 200	Tighten 100	Widen 100	Widen 200
	($ in millions)
Debt securities issued by corporations	$754.5	$25.5	$17.7	$(21.0)	$(41.3)
Municipal obligations	16.5	1.7	0.9	(0.8)	(1.6)
Convertible fixed maturity investments(1)	30.5	0.5	0.3	(0.5)	(0.9)

	December 31, 2013 Fair Value	Tighten 400	Tighten 200	Widen 200	Widen 400
	($ in millions)
Non-agency commercial mortgage-backed securities	$155.0	$6.1	$4.3	$(7.7)	$(14.9)

	December 31, 2013 Fair Value	Tighten 600	Tighten 300	Widen 300	Widen 600
	($ in millions)
Preferred stocks	$83.3	$8.4	$7.8	$(18.3)	$(32.7)
Non-agency residential mortgage-backed securities	51.5	5.5	4.4	(3.9)	(7.3)
___________________________________________________________________________

(1)	Assumes no sensitivity to general credit spread movements for $16.5 million of convertibles whose market values are significantly influenced by the underlying stock.

The table below summarizes the estimated effects of hypothetical widening and tightening of spreads on our qualified pension plan fixed maturity investments.

	December 31, 2013 Fair Value	Tighten 200	Tighten 100	Widen 100	Widen 200
	($ in millions)
Convertible fixed maturity investments(1)	$30.0	$0.3	$0.2	$(0.4)	$(0.7)
Debt securities issued by corporations(1)	—	—	—	—	—
___________________________________________________________________________

(1)	Assumes no sensitivity to general credit spread movements for $18.7 million of convertibles whose market values are significantly influenced by the underlying stock.

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
The following illustrates the estimated pre-tax effect on December 31, 2013 fair values carried on the consolidated balance sheet, resulting from hypothetical changes in market value:

	Change in fair value
	10% decline	10% increase	30% decline	30% increase
	($ in millions)
Common equity securities	$(33.7)	$33.7	$(101.1)	$101.1
Hedge funds	(4.9)	4.9	(14.8)	14.8
Private equity funds	(5.6)	5.6	(16.8)	16.8
Returns on common equity securities are measured against the S&P 500 Index. Hedge funds and private equity funds returns are commonly measured against the benchmark returns of hedge fund indices, such as the HFRX Equal Weighted Strategies Index, and/or the S&P 500 Index. The historical returns for each index in the past 5 full years are listed below:

	Year ended December 31,
	2013	2012	2011	2010	2009
HFRX Equal Weighted Strategies Index	6.3%	2.5%	(6.2)%	5.3%	11.4%
S&P 500 Index	32.4	16.0	2.1	15.1	26.5
Foreign Exposure Risk
Our investment portfolio consists of financial and non-financial fixed maturity investments, common equity securities, and convertible fixed maturity investments issued in more than 11 countries worldwide. The United States represents the country of issue for approximately 94% of our investment portfolio, and we have no direct sovereign risk exposure to European peripheral countries such as Ireland, Greece, Portugal, Spain and Italy. However, we could have indirect exposure to European peripheral countries through securities issued from non-peripheral countries as issuers of those securities could have exposure to European peripheral countries.

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
The CEO and the CFO of OneBeacon (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2013. Based on this evaluation, the CEO and CFO have concluded that as of December 31, 2013, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
The CEO and the CFO have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on that evaluation, the CEO and CFO have concluded that our internal control over financial reporting is effective. Management's annual report on internal control over financial reporting is included on page F-82 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-83 of this report.
There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2013.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
a.    Directors
Reported under the caption "The Board of Directors" in the Company's 2014 Definitive Proxy Statement, and incorporated herein by reference.
b.    Executive Officers
 Executive Officers of the Registrant as of February 28, 2014:

Name	Age	Position(s)
T. Michael Miller	55	Director, President and Chief Executive Officer
Paul H. McDonough	49	Senior Vice President and Chief Financial Officer
Paul J. Brehm	53	Executive Vice President, Chief Risk Officer
Dennis A. Crosby	55	Executive Vice President
Maureen A. Phillips	59	Senior Vice President and General Counsel
Paul F. Romano	54	Executive Vice President
John C. Treacy	50	Chief Accounting Officer and Treasurer
Set forth below is information concerning our directors and executive officers as of the date of this filing:
T. Michael Miller has been President and Chief Executive Officer of the Company since October 2006. Mr. Miller joined OneBeacon in April 2005 to assume responsibility for OneBeacon's insurance operations. Throughout his tenure at OneBeacon, Mr. Miller has also held various chief executive positions with OneBeacon companies. Mr. Miller's experience prior to joining OneBeacon, includes 10 years at St. Paul Travelers, most recently as Co-Chief Operating Officer, and 14 years with The Chubb Corporation.

Paul H. McDonough has been Senior Vice President and Chief Financial Officer of the Company since March 2009. Mr. McDonough was appointed Vice President and Chief Financial Officer of the Company in October 2006. Throughout his tenure at OneBeacon, Mr. McDonough has held various positions with OneBeacon companies. Prior to joining OneBeacon in December 2005, Mr. McDonough served as Executive Vice President and Chief Financial Officer of BJ's Wholesale Club, and as Treasurer for St. Paul Travelers, where he worked from 1999-2004. Prior to joining St. Paul Travelers, Mr. McDonough served in various finance roles with Sears and Chevron.
Paul J. Brehm has been Executive Vice President of OB Services since February 2013. Mr. Brehm has served as Chief Risk Officer of OneBeacon since March 2010. Mr. Brehm joined OneBeacon in 2008 as the Chief Actuary for the Specialty Insurance operations and has held various positions with OneBeacon companies. Prior to joining OneBeacon, Mr. Brehm was a Managing Director at Guy Carpenter from 2005 to 2008. Prior to Guy Carpenter, he worked at St. Paul Travelers for 22 years, most recently as Chief Actuary.
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
Maureen A. Phillips became Senior Vice President and General Counsel of the Company in February 2012. Ms. Phillips has held various positions with OneBeacon companies. Prior to joining OneBeacon, Ms. Phillips was Senior Vice President and Chief Legal Officer of Allianz Life Insurance Company of North America since 2008. Ms. Phillips served as Senior Counsel at Fairview Health Services from 2006 to 2008. Her prior experience includes senior legal positions at St. Paul Travelers where she spent 17 years.
Paul F. Romano has been Executive Vice President of OB Services since January 2012. Mr. Romano joined OneBeacon in March 2008 as President of OneBeacon Professional Insurance. Mr. Romano previously was responsible for underwriting, business development and marketing with Darwin Professional Underwriters from 2003 to 2008. His prior experience includes leading Chubb Specialty's health care underwriting division. Mr. Romano spent the early part of his career with Aetna in the group insurance and managed care business.
John C. Treacy became Chief Accounting Officer and Treasurer of the Company in February 2013 after joining OneBeacon in May of 2012. Mr. Treacy holds various positions with various OneBeacon companies. Prior to joining OneBeacon, Mr. Treacy served as Chief Financial Officer for Berkley Risk from 2009 to 2012 and for JB Collins from 2007 to 2009. Mr. Treacy also served as Senior Vice President and Corporate Controller at Zurich North America from 2005 to 2007 and, previously in the same role, at St. Paul Travelers where he worked for 16 years. Prior to joining St. Paul Travelers, he practiced public accounting with Ernst & Young.
c.    Audit Committee Financial Expert
Reported under the caption "Corporate Governance—Committees of the Board—Audit Committee" of the Company's 2014 Definitive Proxy Statement, and incorporated herein by reference.
d.    Compliance with Section 16(a) of the Exchange Act
Reported under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2014 Definitive Proxy Statement, and incorporated herein by reference.
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
Reported under the captions "Executive Compensation," "Compensation Committee Report," "Compensation of Directors," and "Compensation Committee Interlocks and Insider Participation" of the Company's 2014 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Reported under the captions "Voting Securities and Principal Holders Thereof" and "Equity Compensation Plan Information" of the Company's 2014 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reported under the caption "Transactions with Related Person, Promoters and Certain Control Persons" and "Corporate Governance" of the Company's 2014 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Reported under the caption "Independent Registered Public Accountant Fees and Services" of the Company's 2014 Definitive Proxy Statement, and incorporated herein by reference.

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
Stock Purchase Agreement by and among the Company, OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group Holdings Limited dated as October 18, 2012 incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 18, 2012.

10.2.2	*	Amendment dated as of October 25, 2013 to Stock Purchase Agreement by and among the Company, OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group Holdings Limited.

10.3.1	**
Investment Management Agreement with White Mountains Advisors LLC dated as of October 1, 2010 incorporated by reference to Exhibit 10.2.5 to the Company's Annual Report on Form 10K for the year ended December 31, 2010.

Exhibit No.		Description
10.3.2	**
Amendment No. 1 to Investment Management Agreement with White Mountains Advisors LLC dated as of August 15, 2011 incorporated by reference to Exhibit 10.2.2 to the Company's Annual Report on Form 10K for the year ended December 31, 2011.

10.3.3	**
Investment Management Agreement with Prospector Partners, LLC dated as of March 1, 2011 incorporated by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10K for the year ended December 31, 2011.

10.3.4	**
Amendment No. 1 to Investment Management Agreement with Prospector Partners, LLC dated as of December 22, 2011 incorporated by reference to Exhibit 10.3.2 to the Company's Annual Report on Form 10K for the year ended December 31, 2011.

10.4.1	**
OneBeacon 2007 Long-Term Incentive Plan incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement for the Annual General Meeting of Members filed with the Securities and Exchange Commission on April 13, 2012.

10.4.2	*	OneBeacon's 2013 Management Incentive Plan.

10.4.3	**
OneBeacon Deferred Compensation Plan incorporated by reference to Exhibit 10.4.6 to the Company's Registration Statement on Form S-1 Amendment No. 2 filed on November 8, 2006 (Commission File No. 333-136287).

10.4.4	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2011-2013 Performance Share Grant incorporated by reference to Exhibit 10.4.12 to the Company's Quarterly Report on Form 10-Q filed on April 29, 2011.

10.4.5	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2011-2013 Performance Unit Grant incorporated by reference to Exhibit 10.4.13 to the Company's Quarterly Report on Form 10-Q filed on April 29, 2011.

10.4.6	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2012-2014 Performance Share Grant incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 27, 2012.

10.4.7	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2012-2014 Performance Unit Grant incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 27, 2012.

10.4.8	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2013-2015 Performance Share Grant incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 4, 2013.

10.4.9	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2013-2015 Performance Unit Grant incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 4, 2013.

10.4.10	**	Form of Restricted Share Award Agreement incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 27, 2012.

10.4.11	**
Restricted Share Award Agreement by and between OneBeacon Insurance Group, Ltd. and T. Michael Miller dated as of May 25, 2011 incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 31, 2011.

10.4.12	**	Form of Company's Confidentiality and Non-Solicitation Agreement incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 31, 2011.

10.5.1.1	**
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

Exhibit No.		Description

10.5.2.2	**
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

12.1	*	Statement of Computation of Ratio of Earnings (Loss) to Fixed Charges.

21.1	*	List of Subsidiaries of OneBeacon Insurance Group, Ltd.

23.1	*	Consent of PricewaterhouseCoopers LLP.

24.1	*	Power of Attorney.

31.1	*	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	***
The following financial information from OneBeacon Insurance Group, Ltd.'s Annual Report on Form 10-K for the years ended December 31, 2013 and 2012 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Common Shareholders' Equity for each of the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for each of the years ended December 31, 2013, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

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
T. Michael Miller President and Chief Executive Officer
Date: February 28, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following, which constitute the registrant’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and a majority of the registrant’s Board of Directors, in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ T. MICHAEL MILLER	President and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2014
T. Michael Miller

	/s/ PAUL H. MCDONOUGH	Chief Financial Officer (Principal Financial Officer)	February 28, 2014
Paul H. McDonough

	/s/ JOHN C. TREACY	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2014
John C. Treacy

	*	Director	February 28, 2014
Lowndes A. Smith

	*	Director	February 28, 2014
Raymond Barrette

	*	Director	February 28, 2014
Reid T. Campbell

	*	Director	February 28, 2014
Morgan W. Davis

	*	Director	February 28, 2014
David T. Foy

	*	Director	February 28, 2014
Lois W. Grady

	*	Director	February 28, 2014
Richard P. Howard

	*	Director	February 28, 2014
Ira H. Malis

	*	Director	February 28, 2014
Kent D. Urness

* By	/s/ PAUL H. MCDONOUGH
Paul H. McDonough, As Attorney-in-Fact

ONEBEACON INSURANCE GROUP, LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$1,700.9	$1,593.3
Short-term investments, at amortized cost (which approximates fair value)	157.0	232.8
Common equity securities, at fair value	336.9	259.0
Convertible fixed maturity investments, at fair value	30.5	62.6
Other investments	139.6	143.8
Total investment securities	2,364.9	2,291.5
Cash	168.1	43.9
Reinsurance recoverables	89.9	110.6
Premiums receivable	228.2	225.6
Deferred acquisition costs	103.7	123.9
Net deferred tax asset	90.6	137.8
Investment income accrued	10.1	12.1
Accounts receivable on unsettled investment sales	3.3	2.1
Other assets	272.7	227.2
Assets held for sale	1,880.1	2,226.8
Total assets	$5,211.6	$5,401.5
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,054.3	$1,000.0
Unearned premiums	544.9	573.8
Debt	274.7	274.7
Accounts payable on unsettled investment purchases	11.6	6.2
Other liabilities	338.6	302.7
Liabilities held for sale	1,880.1	2,226.8
Total liabilities	4,104.2	4,384.2
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,404,138 and 95,386,179 shares)	1,022.5	1,019.1
Retained earnings	75.0	9.2
Accumulated other comprehensive income (loss), after tax	6.8	(13.8)
Total OneBeacon's common shareholders' equity	1,104.3	1,014.5
Total noncontrolling interests	3.1	2.8
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,107.4	1,017.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$5,211.6	$5,401.5

See Notes to Consolidated Financial Statements, including Note 16—"Commitments and Contingencies."

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2013	2012	2011
	($ in millions, except per share amounts)
Revenues
Earned premiums	$1,120.4	$1,132.0	$1,012.2
Net investment income	41.1	53.6	71.4
Net realized and change in unrealized investment gains	49.4	55.7	10.6
Net other revenues (expenses)	31.2	(0.5)	(12.4)
Total revenues	1,242.1	1,240.8	1,081.8
Expenses
Loss and loss adjustment expenses	622.1	650.0	548.3
Policy acquisition expenses	208.9	249.4	221.2
Other underwriting expenses	204.8	205.2	162.3
General and administrative expenses	12.0	13.4	9.8
Interest expense	13.0	16.9	20.5
Total expenses	1,060.8	1,134.9	962.1
Pre-tax income from continuing operations	181.3	105.9	119.7
Income tax expense	(34.3)	(8.4)	(14.8)
Net income from continuing operations	147.0	97.5	104.9
Loss from discontinued operations, net of tax	(46.6)	(24.3)	(29.6)
Gain (loss) from sale of discontinued operations, net of tax	46.6	(91.0)	(19.2)
Net income (loss), including noncontrolling interests	147.0	(17.8)	56.1
Less: Net income attributable to noncontrolling interests	(1.0)	(1.4)	(1.0)
Net income (loss) attributable to OneBeacon's common shareholders	146.0	(19.2)	55.1
Net change in benefit plan assets and obligations, net of tax	20.6	(2.9)	(11.2)
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$166.6	$(22.1)	$43.9

Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted
Net income from continuing operations, per share	$1.52	$1.00	$1.08
Loss from discontinued operations, net of tax, per share	(0.49)	(0.25)	(0.30)
Gain (loss) from sale of discontinued operations, net of tax, per share	0.49	(0.96)	(0.20)
Net income (loss) attributable to OneBeacon's common shareholders per share	$1.52	$(0.21)	$0.58
Dividends declared and paid per OneBeacon's common share	$0.84	$0.84	$1.84

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss)	Common shareholders' equity	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2011	$1,000.5	$228.2	$0.3	$1,229.0	$19.9	$1,248.9
Comprehensive income (loss):
Net income	—	55.1	—	55.1	1.0	56.1
Other comprehensive loss item, after tax:
Net change in benefit plan assets and obligations, net of tax	—	—	(11.2)	(11.2)	—	(11.2)
Total comprehensive income (loss)	—	55.1	(11.2)	43.9	1.0	44.9
Amortization of restricted share and option awards	1.4	—	—	1.4	—	1.4
Issuance of common shares	0.3	—	—	0.3	0.3	0.6
Repurchases and retirements of common shares	—	—	—	—	(1.3)	(1.3)
Dividends	—	(174.8)	—	(174.8)	(0.9)	(175.7)
Contributions	—	—	—	—	0.1	0.1
Distributions	—	—	—	—	(5.0)	(5.0)
Balances at December 31, 2011	$1,002.2	$108.5	$(10.9)	$1,099.8	$14.1	$1,113.9
Comprehensive income (loss):
Net income (loss)	—	(19.2)	—	(19.2)	1.4	(17.8)
Other comprehensive loss item, after tax:
Net change in benefit plan assets and obligations, net of tax	—	—	(2.9)	(2.9)	—	(2.9)
Total comprehensive income (loss)	—	(19.2)	(2.9)	(22.1)	1.4	(20.7)
Amortization of restricted share awards	2.6	—	—	2.6	—	2.6
Issuance of common shares	0.3	—	—	0.3	0.2	0.5
Dividends	—	(80.1)	—	(80.1)	(0.6)	(80.7)
Contributions	—	—	—	—	0.2	0.2
Gain on sale of OB Holdings Lux	14.0	—	—	14.0	—	14.0
Sale of investment with noncontrolling interest	—	—	—	—	(12.5)	(12.5)
Balances at December 31, 2012	$1,019.1	$9.2	$(13.8)	$1,014.5	$2.8	$1,017.3
Comprehensive income:
Net income	—	146.0	—	146.0	1.0	147.0
Other comprehensive income item, after tax:
Net change in benefit plan assets and obligations, net of tax	—	—	20.6	20.6	—	20.6
Total comprehensive income	—	146.0	20.6	166.6	1.0	167.6
Amortization of restricted share awards	3.1	—	—	3.1	—	3.1
Issuance of common shares	0.3	—	—	0.3	0.1	0.4
Dividends	—	(80.2)	—	(80.2)	(0.8)	(81.0)
Distributions	—	—	$—	—	—	—
Balances at December 31, 2013	$1,022.5	$75.0	$6.8	$1,104.3	$3.1	$1,107.4

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
	($ in millions)
Cash flows from operations:
Net income (loss) including noncontrolling interests	$147.0	$(17.8)	$56.1
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Net loss from discontinued operations	46.6	24.3	29.6
Net (gain) loss from sale of discontinued operations	(46.6)	91.0	19.2
Net realized and change in unrealized investment gains	(49.4)	(55.7)	(10.6)
Net realized gain on sale of business	(23.0)	(4.4)	—
Net other realized losses	—	6.3	11.7
Deferred income tax expense (benefit)	12.8	16.4	31.6
Other operating items:
Net change in loss and LAE reserves	54.3	87.5	69.2
Net change in unearned premiums	(28.9)	48.4	50.2
Net change in premiums receivable	(2.6)	(14.6)	(49.4)
Net change in reinsurance recoverable on paid and unpaid losses	20.7	(3.1)	(46.3)
Net change in other assets and liabilities	74.5	(35.6)	(79.2)
Net cash provided from operations—continuing operations	205.4	142.7	82.1
Net cash used for operations—discontinued operations	(76.7)	(196.4)	(200.6)
Net cash provided from (used for) operations	128.7	(53.7)	(118.5)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	72.2	14.6	(19.9)
Maturities of fixed maturity investments	245.2	191.5	478.3
Sales of fixed maturity investments	1,400.0	1,717.2	1,414.8
Sales of common equity securities	196.7	112.5	101.9
Sales of convertible fixed maturity investments	45.7	29.3	37.1
Return of capital and distributions of other investments	21.8	63.9	38.6
Purchases of fixed maturity investments	(1,697.0)	(1,862.5)	(1,472.3)
Purchases of common equity securities	(206.3)	(91.5)	(88.5)
Purchases of convertible fixed maturity investments	(14.4)	(9.4)	(30.4)
Contributions for other investments	(7.6)	(44.9)	(10.8)
Proceeds from sale of business	31.3	15.0	—
Net change in unsettled investment purchases and sales	4.1	(18.2)	13.5
Net acquisitions of property and equipment	(10.3)	(1.8)	(3.7)
Net cash provided from investing activities—continuing operations	81.4	115.7	458.6
Net cash provided from investing activities—discontinued operations	—	—	—
Net cash provided from investing activities	81.4	115.7	458.6
Cash flows from financing activities:
Issuance of debt, net of debt issuance costs	—	271.9	—
Repurchases of debt	—	(275.9)	(161.6)
Cash dividends paid to common shareholders	(80.2)	(80.1)	(174.8)
Proceeds on sale of OB Holdings Lux	—	14.0	—
Proceeds from (payments on) capital lease obligation	(5.7)	(4.9)	23.1
Net cash used for financing activities—continuing operations	(85.9)	(75.0)	(313.3)
Net cash used for financing activities—discontinued operations	—	—	—
Net cash used for financing activities	(85.9)	(75.0)	(313.3)
Net increase (decrease) in cash during period	124.2	(13.0)	26.8
Cash reclassified from (to) assets held for sale	—	5.5	(5.5)
Cash transferred with sale of business	—	(3.5)	—
Net increase (decrease) after reclassification of cash to assets held for sale	124.2	(11.0)	21.3
Cash balance at beginning of period	43.9	54.9	33.6
Cash balance at end of period	$168.1	$43.9	$54.9
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies
Basis of presentation
The accompanying consolidated financial statements include the accounts of OneBeacon Insurance Group, Ltd. (the "Company" or the "Registrant") and its subsidiaries (collectively, "OneBeacon") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an exempted Bermuda limited liability company. The OneBeacon U.S.-based operating companies are property and casualty insurance writers, most of which historically have operated in a multi-company pool or have participated in 100% quota share reinsurance agreements. OneBeacon formed an indirect wholly-owned subsidiary, Split Rock Insurance, Ltd. ("Split Rock"), a Bermuda-based reinsurance company, which entered into an agreement in 2013 to reinsure certain risks of an affiliated entity. OneBeacon offers a wide range of specialty insurance products and services primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies.
OneBeacon was acquired by White Mountains Insurance Group, Ltd. ("White Mountains") from Aviva plc ("Aviva") in 2001 (the "OneBeacon Acquisition"). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. As of December 31, 2013, White Mountains owned 75.2% of the Company's common shares. Within this report, the term "OneBeacon" is used to refer to one or more entities within the consolidated organization, as the context requires. The Company's headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
In October 2012, one of OneBeacon's indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC ("OneBeacon LLC"), entered into a definitive agreement (as amended, the "Stock Purchase Agreement") with Trebuchet US Holdings, Inc. ("Trebuchet"), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell its run-off business. See Note 2—"Acquisitions and Dispositions" and Note 19—"Discontinued Operations." OneBeacon's run-off business includes the results of OneBeacon's remaining non-specialty commercial lines business and certain other run-off business, including the vast majority of asbestos and environmental reserves, as well as certain purchase accounting adjustments related to the run-off business and OneBeacon Acquisition (the “Runoff Business,” the sale of which is referred to as the “Runoff Transaction”). The assets and liabilities associated with the Runoff Business as of December 31, 2013 and 2012, have been presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of the current balance sheet date. The Runoff Business has been presented as discontinued operations in the consolidated statements of operations and cash flows, with the prior periods reclassified to conform to the current period's presentation. The Runoff Business disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with the Runoff Business. Pursuant to the terms of the Stock Purchase Agreement, the legal entities included in the sale and expected to be transferred to Armour will hold an agreed upon level of invested assets and capital at closing.
In anticipation of the Runoff Transaction, and as means to separate the Runoff Business from the ongoing specialty business, OneBeacon sought and received various regulatory approvals to terminate, enter into or amend various intercompany reinsurance agreements which took effect on October 1, 2012.
OneBeacon's reportable segments are Specialty Products, Specialty Industries and Investing, Financing and Corporate. The Specialty Products segment is comprised of eight underwriting operating segments, including a new Crop underwriting operating segment, as well as the Collector Cars and Boats underwriting operating segment that was exited in 2013, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. During 2013, the Company received approval to provide Multiple Peril Crop Insurance ("MPCI") through the federal crop insurance program administered by the U.S. Department of Agriculture's Risk Management Agency ("RMA"). The Company has entered into an exclusive agreement with a managing general agency, Climate Crop Insurance Agency LLC ("The Climate Corporation"), to provide coverages through the federal program and other supplemental coverages, including crop-hail. The Company began writing crop business in the fourth quarter of 2013.
The Specialty Industries segment is comprised of six underwriting operating segments, including the Energy underwriting operating segment that was exited in 2013, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group.

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
Significant Accounting Policies
Investment Securities
OneBeacon adopted the fair value election, which allows companies to report financial assets and liabilities at fair value, on an individual basis. The election must be made at the inception of a transaction and may not be reversed. OneBeacon believes that reporting its investment results in this manner is consistent with one of its operating principles, namely to manage investments for total return.
OneBeacon classifies its portfolio of fixed maturity investments and common equity securities, including convertible fixed maturity investments, held for general investment purposes as trading securities. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and changes in unrealized investment gains on trading securities are reported, on a pre-tax basis, in revenues as net realized and change in unrealized investment gains.
Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2013 and 2012.
Other investments primarily include hedge funds and private equity funds. OneBeacon measures its investments in hedge funds and private equity funds at fair value with changes therein reported in total revenues as net realized and change in unrealized investment gains. Other investments also includes an investment in a community reinvestment vehicle which is accounted for at fair value and a tax advantaged federal affordable housing development fund which is accounted for under the equity method.
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
As of both December 31, 2013 and 2012, approximately 92% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include OneBeacon's investments in hedge funds and private equity funds, as well as certain investments in debt and equity securities, including asset-backed securities, where quoted market prices are unavailable or are not considered reasonable. OneBeacon determines when transfers between levels have occurred as of the beginning of the period.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

OneBeacon's process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, evaluation of model pricing methodologies, review of the pricing services' quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least an annual basis, monthly analytical reviews of certain prices and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. OneBeacon also performs back-testing of selected purchases and sales activity to determine whether there are any significant differences between the market price used to value the security prior to purchase or sale and the actual purchase or sale price on at least an annual basis. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on the procedures are considered outliers. Also considered outliers are prices that haven’t changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of OneBeacon's review process does not appear to support the market price provided by the pricing services, OneBeacon challenges the price. During the past year, approximately 30 securities fell outside OneBeacon's expected results, thereby triggering the challenge with the pricing service. If OneBeacon cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question.
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
In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund's net asset value. In circumstances where OneBeacon's portion of a fund's net asset value is deemed to differ from fair value due to illiquidity or other factors associated with OneBeacon's investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. See Note 5—"Investment Securities."
Cash
Cash includes amounts on hand and demand deposits with banks and other financial institutions. Amounts presented in the statements of cash flows are shown net of balances acquired and sold in the purchase or sale of the Company's consolidated subsidiaries.
Insurance Operations
Premiums written are recognized as revenues and are earned ratably over the term of the related policy. Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. MPCI net written premiums are recognized at the sales closing date, with necessary adjustments made as the Company receives acreage reports from the policyholders. Premiums written on this business are recognized as revenues and are earned ratably over the period of risk commencing with the sales closing date and ending with the crop harvest date.
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
OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using an average discount rate which is determined based on various assumptions including consideration of when the claims will be settled (3.5% at both December 31, 2013 and 2012). As of December 31, 2013 and 2012, the discount on OneBeacon's workers' compensation loss and LAE reserves amounted to $3.0 million (excluding $61.7 million which relates to reserves that have been reclassified to liabilities held for sale on the December 31, 2013 balance sheet) and $4.6 million (excluding $77.9 million which relates to reserves that have been reclassified to liabilities held for sale on the December 31, 2012 balance sheet), respectively.
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
Accounting for Mandatory Shared Market Mechanisms
As a condition of its licenses to do business in certain states, OneBeacon's insurance operations are required to participate in various mandatory shared market mechanisms commonly referred to as "residual" or "involuntary" markets. These markets generally consist of risks considered to be undesirable from a standard or routine underwriting perspective. Each state dictates the levels of insurance coverage that are mandatorily assigned to participating insurers within these markets. The total amount of such business an insurer must accept in a particular state is generally based on that insurer's market share of voluntary business written within that state. In certain cases, OneBeacon is obligated to write business from shared market mechanisms at a future date based on its historical market share of all voluntary policies written within that state. Involuntary business generated from mandatory shared market mechanisms may be treated as assumed reinsurance depending on the structure of the mechanism.
OneBeacon's market assignments are typically required to be written in the current period, although, in certain cases OneBeacon is required to accept policy assignments at a future date. Anticipated losses associated with future market assignments are recognized when the amount of such anticipated losses is determined to be probable and can be reasonably estimated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Accounting for Insurance Related Assessments
Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. OneBeacon's insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, OneBeacon will monitor other insurance company insolvencies and will accrue a liability when such losses are determined to be probable and the assessment amounts can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years.
Capital Lease
In December 2011, the Company entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. ("US Bancorp") and Fifth Third Equipment Finance Company ("Fifth Third") whereby it sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. The Company then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. See Note 16—"Commitments and Contingencies."
Deferred Software Costs
OneBeacon capitalizes costs related to computer software developed for internal use during the application development stage of software development projects. These costs generally consist of certain external, payroll and payroll related costs. OneBeacon begins amortization of these costs once the project or the respective phase of the project is completed and ready for its intended use. Amortization is on a straight line basis and over the useful life which generally ranges from three to five years. At December 31, 2013 and 2012, OneBeacon had unamortized deferred software costs of $11.8 million and $7.3 million, respectively.
Federal and Foreign Income Taxes
The majority of the Company's subsidiaries file consolidated tax returns in the United States. Income earned or losses generated by companies outside the United States are generally subject to an overall effective tax rate lower than that imposed by the United States.
Deferred tax assets and liabilities are recorded when a difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes exists, and for other temporary differences. The deferred tax asset or liability is recorded based on tax rates expected to be in effect when the difference reverses. The deferred tax asset is recognized when it is more likely than not that it will be realized.
Foreign Currency Exchange
The U.S. dollar is the functional currency for all of OneBeacon's businesses. OneBeacon is subject to foreign currency fluctuations associated with foreign investment securities. Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are converted using the average exchange rates for the period. Net foreign exchange gains and losses arising from the translation are reported as a component of net income in the period in which they arise.
Variable Interest Entities
OneBeacon consolidates a reciprocal insurance exchange ("reciprocal") as a variable interest entity ("VIE"), which is an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The primary beneficiary of a VIE is required to consolidate the VIE in its financial statements. The primary beneficiary is an entity that has the controlling financial interest in the VIE when it has both of the following: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. A reporting entity must assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly affect the entity’s economic performance. Ongoing reassessments of whether a reporting entity is the primary beneficiary of a VIE are required. See Note 13—"Variable Interest Entities ("VIE")."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Defined Benefit Plans
OneBeacon sponsors defined benefit plans and recognizes the funded status of the difference between plan assets at fair value and the projected benefit obligation (for defined benefit pension plans) or the accumulated benefit obligation (for other postretirement benefit plans) in its statement of financial position. The Company recognizes amounts previously deferred and amortized in other comprehensive income in the period in which they occur and measure plan assets and obligations as of the fiscal year end. See Note 8—"Retirement Plans."
Recently Adopted Changes in Accounting Principles
Policy Acquisition Costs
On January 1, 2012, OneBeacon adopted Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (Accounting Standards Codification ("ASC") 944). ASU 2010-26 changes the types of policy acquisition costs that are eligible for deferral. Specifically, ASU 2010-26 limits deferrable costs to those that are incremental direct costs of contract acquisition and certain costs related to acquisition activities performed by the insurer, such as underwriting, policy issuance and processing, medical and inspection costs and sales force contract selling. ASU 2010-26 defines incremental direct costs as those costs that result directly from and were essential to the contract acquisition and would not have been incurred absent the acquisition. Accordingly, under ASU 2010-26, deferrable acquisition costs are limited to costs related to successful contract acquisitions. Acquisition costs that are not eligible for deferral are to be charged to expense in the period incurred.
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
Recently Issued Accounting Pronouncements
Qualified Affordable Housing Projects
On January 15, 2014 the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("QAHP") (ASC 323). The new guidance eases the requirements for an investor to elect to account for its investment in a QAHP using the effective yield method. Prior to the issuance of the new guidance, investors had to have a letter of credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

guaranteeing the availability of the tax credit allocable to the investor, had to demonstrate that the projected yield based solely on the cash flows from the guaranteed tax credits was positive and had to be a limited partner in the QAHP for both legal and tax purposes. Under the new guidance, the letter of credit requirement has been eliminated and instead, the investor must simply be able to demonstrate that the tax credit allocable to the investor will be available. Investments in QAHP not meeting the criteria in the new guidance would be accounted for under the equity method or the cost method. The election to use the effective yield method is considered an accounting policy decision that should be applied consistently to all QAHP investments. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2014. The guidance should be applied retrospectively, with early adoption permitted. The Company holds an investment in a QAHP which is accounted for under the equity method and does not expect adoption to significantly affect its financial position.
Unrecognized Tax Benefits
On July 18, 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASC 740). The new ASU requires balance sheet presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward or tax credit carryforward rather than as a liability. The exception is in circumstances where a carryfoward is not available to settle the additional taxes that might arise upon disallowance of the tax position under the tax law of the applicable jurisdiction. Prior to the issuance of the ASU 2013-11, the guidance for unrecognized tax benefits under ASC 740 did not provide explicit guidance on whether an entity should present an unrecognized tax benefit as a liability or as a reduction of NOL carryforwards or other tax credits. In circumstances where an NOL carryforward is not available to offset settlement of any additional taxes arising from a disallowed tax position, the unrecognized tax benefit should be presented as a liability. The new guidance becomes effective for fiscal periods beginning on or after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective adoption is allowed. The Company does not expect adoption to significantly affect its financial position.
NOTE 2. Acquisitions and Dispositions
Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company ("Essentia"), an indirect wholly-owned subsidiary which wrote the collector cars and boats business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency ("Hagerty") terminated their underwriting arrangement with respect to the collector cars and boats business. OneBeacon recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013. For the years ended December 31, 2012 and 2011, the business associated with this agreement generated net written premiums of $179.7 million and $166.6 million, respectively, or 15.2% and 15.7%, respectively, of consolidated written premiums. Earned premiums for 2013, 2012 and 2011 were $89.1 million, $172.4 million and $159.3 million, respectively.
Runoff Business
As described in Note 1, in October 2012, OneBeacon entered into the Stock Purchase Agreement with respect to the sale of its Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, at closing, OneBeacon will transfer to Armour all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the business as well as certain elements of the Runoff Business infrastructure, including staff and office space. Additionally, as part of the Runoff Transaction, OneBeacon may provide, under certain scenarios, financing in the form of surplus notes. The Runoff Transaction is expected to close in mid-2014.
The Runoff Transaction is subject to various closing conditions, primarily the receipt of regulatory approvals. The regulatory review process has included a third party actuarial review of the Runoff Business loss and LAE reserves, completed in September of 2013, as well as independent stochastic modeling of the future cash flows of the Runoff Business. At closing, Armour and/or OneBeacon Insurance Company ("OBIC") and certain legal entities within the ongoing OneBeacon structure will enter into various ancillary agreements, including the amendment of existing reinsurance agreements and administrative services agreements, to support the separation of the Runoff Business and subsequent transfer to Armour. Also as part of the Runoff Transaction, at closing, OneBeacon and Armour will enter into a Transition Services Agreement (“TSA”), pursuant to which OneBeacon will provide certain transition services to Armour during the term of the TSA, which has an initial term of one year. OneBeacon has concluded that continuing involvement after the closing of the transaction is insignificant relative to the business being sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. Acquisitions and Dispositions

As described in Note 1, the Runoff Business is presented as held for sale as of December 31, 2013 and 2012, and as discontinued operations for the years ended December 31, 2013, 2012 and 2011. See Note 19—"Discontinued Operations" for further information regarding balances classified as held for sale and activity reported as discontinued operations.
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
Except as described above, during the years ended December 31, 2013, 2012 and 2011, there were no significant acquisitions or dispositions.
NOTE 3. Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves
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
NOTE 3. Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves

Loss and LAE reserve summary - Ongoing Business
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the years ended December 31, 2013, 2012, and 2011:

	Year ended December 31,
	2013		2012		2011
	($ in millions)
Gross beginning balance	$1,000.0		$3,358.6		$3,295.5
Less beginning reinsurance recoverable on unpaid losses	(107.3)		(2,167.5)		(1,893.2)
Net beginning loss and LAE reserves	892.7		1,191.1		1,402.3
Loss and LAE incurred from continuing operations relating to:
Current year losses	622.1		657.4		578.1
Prior year losses	—		(7.4)		(29.8)
Total incurred loss and LAE from continuing operations	622.1		650.0		548.3
Loss and LAE paid from continuing operations relating to:
Current year losses	(188.6)		(224.6)		(216.9)
Prior year losses	(352.1)		(340.5)		(306.3)
Total loss and LAE payments from continuing operations	(540.7)		(565.1)		(523.2)
Net loss and LAE reserves	974.1		1,276.0		1,427.4
Total incurred loss and LAE from discontinued operations	78.9		48.4		89.5
Total loss and LAE payments from discontinued operations	(102.3)		(220.8)		(261.1)
Net loss and LAE reserves	950.7		1,103.6		1,255.8
Net change in loss and LAE reserves reported in liabilities held for sale	23.4	(1)	(147.1)	(2)	(64.7)	(3)
Net loss and LAE reserves sold	—		(63.8)	(4)	—
Net ending loss and LAE reserves	974.1		892.7		1,191.1
Plus ending reinsurance recoverable on unpaid losses	80.2		107.3		2,167.5
Gross ending loss and LAE reserves	$1,054.3		$1,000.0		$3,358.6
_______________________________________________________________________________

(1)
Consists of the change in net loss and LAE reserves to $188.4 million from $211.8 million, which amounts were classified as held for sale as December 31, 2013 and 2012, respectively, in connection with the Runoff Transaction.

(2)
Consists of the change in net loss and LAE reserves to $211.8 million from $64.7 million, which amounts were classified as held for sale as of December 31, 2012 and 2011, respectively, in connection with the Runoff Transaction and AutoOne Transaction, respectively.

(3)	Consists of the net loss and LAE reserves of $64.7 million classified as held for sale as of December 31, 2011 in connection with the AutoOne Transaction.

(4)	Relates to the AutoOne Transaction, which closed in February 2012.
Loss and LAE development - Ongoing Business
Loss and LAE development—2013
During the year ended December 31, 2013, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves. The Company experienced unfavorable development primarily related to the property line in Specialty Property, Entertainment (primarily, general liability), and the A&H line within the Accident underwriting operating segment. This amount was offset by favorable development in other liability (claims made) within the managed care E&O business included in the Professional Insurance underwriting operating segment, and in the ocean marine line of business, included in the International Marine Underwriters underwriting operating segment.
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
NOTE 3. Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves

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
Asbestos and Environmental
Substantially all of OneBeacon's unpaid loss and LAE reserves for Asbestos and Environmental ("A&E") relates to operations that have been discontinued. See Note 19—"Discontinued Operations" for more detail on this exposure. The remaining unpaid loss and LAE reserves for Asbestos and Environmental related to continuing operations is less than $1.0 million on both a gross and net basis as of December 31, 2013.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

The effects of reinsurance on OneBeacon's insurance subsidiaries' written and earned premiums and on loss and LAE, excluding the Runoff Business, were as follows:

	Year ended December 31,
	2013		2012	2011
	($ in millions)
Written premiums:
Direct	$1,103.1		$1,204.0	$1,079.2
Assumed	59.8		55.2	49.1
Ceded	(74.3)		(80.0)	(65.6)
Net written premiums	$1,088.6		$1,179.2	$1,062.7
Earned premiums:
Direct	$1,043.3		$1,158.3	$1,035.9
Assumed	148.5	(1)	52.8	42.3
Ceded	(71.4)		(79.1)	(66.0)
Net earned premiums	$1,120.4		$1,132.0	$1,012.2
Loss and LAE:
Direct	$584.9		$687.5	$551.8
Assumed	76.3	(1)	29.6	9.2
Ceded	(39.1)		(67.1)	(12.7)
Net loss and LAE	$622.1		$650.0	$548.3
_______________________________________________________________________________
(1) Includes assumed earned premiums and loss and LAE of $89.1 million and $41.9 million, respectively, related to the collector cars and boats business which although exited on January 1, 2013, was assumed on a runoff basis from Essentia.

In the normal course of business, OneBeacon's insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third-party reinsurers. OneBeacon remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts. See Note 19—"Discontinued Operations" for amounts related to the Runoff Business.
The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to OneBeacon's operating results and financial condition. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by catastrophes is a function of the amount and type of insured exposure in the area affected by the event as well as the severity of the event. OneBeacon continually assesses and implements programs to manage its exposure to catastrophe losses through individual risk selection and by limiting its concentration of insurance written in catastrophe-prone areas such as coastal regions. In addition, OneBeacon imposes wind deductibles on existing coastal windstorm exposures. OneBeacon uses probable maximum loss ("PML") forecasting to quantify its exposure to catastrophic losses. PML is a statistical modeling technique that measures a company's catastrophic exposure as the maximum probable loss in a given time period.
OneBeacon seeks to further reduce its potential loss from catastrophe exposures through the purchase of catastrophe reinsurance. Effective May 1, 2013, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2014. The program provides coverage for OneBeacon's property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained and $117.0 million of the next $130.0 million of losses resulting from the catastrophe are reinsured in three layers. OneBeacon retains 50% of losses from $20.0 million to $30.0 million, 10% of losses from $30.0 million to $70.0 million, and 5% of losses from $70.0 million to $150.0 million. That part of a catastrophe loss in excess of $150.0 million would be retained in full. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.
OneBeacon's property catastrophe reinsurance program does not cover property losses resulting from any nuclear events or biological, chemical or radiological terrorist attacks. Also excluded are losses resulting from acts of terrorism committed by an individual or individuals acting on behalf of any foreign person or foreign interest as defined under the Terrorism Risk

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

Insurance Program Reauthorization Act (the "Terrorism Act," or "TRIPRA"), but only with respect to acts of terrorism committed by an individual or individuals acting on behalf of any foreign person or foreign interest.
Since the terrorist attacks of September 11, 2001, OneBeacon has sought to mitigate the risk associated with any future terrorist attacks by limiting the aggregate insured value of policies in geographic areas with exposure to losses from terrorist attacks. This is accomplished by either limiting the total insured values exposed, or, where applicable, through the use of terrorism exclusions.
In December 2007, the United States government extended the Terrorism Act until December 31, 2014. The Terrorism Act established a federal "backstop" for commercial property and casualty losses, including workers compensation, resulting from acts of terrorism by or on behalf of any foreign person or foreign interest. As extended, the law now also covers domestic acts of terrorism. The law limits the industry's aggregate liability by requiring the federal government to share 85% of certified losses once a company meets a specific retention or deductible as determined by its prior year's direct written premiums and limits the aggregate liability to be paid by the government and industry without further action by Congress at $100 billion. In exchange for this "backstop," primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as specified in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.
OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $100 million in 2014. The federal government will pay 85% of covered terrorism losses that exceed OneBeacon's or the industry's retention levels in 2014, up to a total of $100 billion.
In addition to the corporate catastrophe reinsurance protection, the Company also purchases dedicated reinsurance protection for certain specific lines of business. OneBeacon also purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures losses in excess of $10.0 million up to $100.0 million. Individual risk facultative reinsurance is purchased above $100.0 million. OneBeacon retains 5% of losses in excess of $20.0 million up to $40.0 million and 10% of losses in excess of $40.0 million. The property-per-risk treaty provides one limit of reinsurance protection for losses in excess of $10.0 million up to $100.0 million on an individual risk basis for acts of foreign terrorism. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.
OneBeacon also maintains a casualty reinsurance program that provides protection for individual policies involving general liability, automobile liability, professional liability or umbrella liability. OneBeacon's healthcare professional liability treaty covers losses in excess of $5.0 million up to $20.0 million in two layers. The first layer, $5.0 million in excess of $5.0 million has a 10% co-participation. All other casualty business is covered in a separate treaty covering losses in excess of $5.0 million up to $21.0 million. The first layer of the casualty treaty ($6.0 million excess of $5.0 million) has a 10% co-participation and a $3.0 million annual aggregate deductible. The second layer of the casualty treaty ($10.0 million excess of $11.0 million) has a 5% co-participation. OneBeacon also purchases a treaty to protect against large workers compensation losses that provides coverage for 100% of the loss in excess of $1.0 million up to $10.0 million per occurrence. Additionally, for casualty and/or workers compensation catastrophe losses, OneBeacon maintains a dedicated clash treaty, which provides coverage in the event that one loss event results in two or more claims, that covers up to $60.0 million in excess of a $10.0 million retention.
OneBeacon purchases a per occurrence treaty for marine business – both inland and ocean – that protects against large occurrences, whether a single large claim or a catastrophe. The marine treaty attaches at $2.0 million per occurrence. The first layer of the marine treaty is $5.0 million in excess of $2.0 million, with annual aggregate deductibles of $1.5 million for individual ocean marine large claims, $1.5 million for individual inland marine large claims and $5.0 million for catastrophe losses. OneBeacon retains 60% of the loss from $2.0 million up to $7.0 million. Catastrophe coverage is provided up to $60.0 million. Retained catastrophe losses are subject to the corporate catastrophe treaty. Individual risk losses from inland marine exceeding $20.0 million are subject to the corporate property per risk treaty. Reinstatement premiums are paid in full or in part depending on the layer and the occurrence if the coverage is attached.
OneBeacon also purchases reinsurance for its Surety underwriting operating segment. This treaty covers 100% of losses in excess of $5.0 million up to $30.0 million per bond and up to $60.0 million in aggregate.
At December 31, 2013, OneBeacon had reinsurance recoverable on paid losses of $9.7 million and reinsurance recoverables on unpaid losses of $80.2 million. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table summarizes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

Standard & Poor's Financial Services, LLC ("Standard & Poor's") ratings for OneBeacon's reinsurers for its continuing insurance operations, excluding industry pools and associations, based upon reinsurance recoverable amounts on paid and unpaid losses and LAE:

	Balance at December 31, 2013	% of total
Standard & Poor's Rating:	($ in millions)
AA	$26.4	30%
A	56.1	62%
BBB+, Not Rated and Other	7.4	8%
Total reinsurance recoverables	$89.9	100%
_______________________________________________________________________________
(1) Standard & Poor's ratings as detailed above are "AA" (Very strong), "A" (Strong) and "BBB+" (Adequate).
NOTE 5. Investment Securities
OneBeacon's net investment income is comprised primarily of interest income associated with OneBeacon's fixed maturity investments, dividend income from its equity investments, and interest income from its short-term investments. Other investments primarily include hedge funds and private equity funds. Net investment income for the years ended December 31, 2013, 2012, and 2011 consisted of the following:

	Year ended December 31,
	2013	2012	2011
	($ in millions)
Fixed maturity investments	$40.6	$49.1	$69.7
Short-term investments	—	0.1	0.1
Common equity securities	6.2	6.8	5.3
Convertible fixed maturity investments	1.2	4.6	3.5
Other investments	(0.1)	(0.4)	(0.3)
Gross investment income	47.9	60.2	78.3
Less investment expenses	(6.8)	(6.6)	(6.9)
Net investment income	$41.1	$53.6	$71.4
The composition of net realized investment gains consisted of the following:

	Year ended December 31,
	2013	2012	2011
	($ in millions)
Fixed maturity investments	$2.1	$27.1	$32.1
Short-term investments	—	—	—
Common equity securities	36.1	2.1	16.7
Convertible fixed maturity investments	0.3	0.4	(0.4)
Other investments	5.7	21.2	8.4
Net realized investment gains, pre-tax	44.2	50.8	56.8
Income taxes	(20.5)	(17.2)	(19.9)
Net realized investment gains, after tax	$23.7	$33.6	$36.9
OneBeacon recognized gross realized investment gains of $70.1 million, $68.4 million and $77.9 million and gross realized investment losses of $25.9 million, $17.6 million and $21.1 million on sales and other-than-temporary impairment charges on investment securities during the years ended December 31, 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

As of December 31, 2013, and 2012, OneBeacon reported $11.6 million, and $6.2 million, respectively, in accounts payable on unsettled investment purchases and $3.3 million, and $2.1 million, respectively, in accounts receivable on unsettled investment sales.
The net changes in fair value for the years ended December 31, 2013, 2012, and 2011 are as follows:

	Year ended December 31, 2013
	Changes in net unrealized investment gains(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$(34.4)	$—	$(34.4)
Short-term investments	0.1	—	0.1
Common equity securities	32.0	0.1	32.1
Convertible fixed maturity investments	1.1	—	1.1
Other investments	6.3	—	6.3
Net change, pre-tax	$5.1	$0.1	$5.2

	Year ended December 31, 2012
	Changes in net unrealized investment gains(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$7.2	$0.1	$7.3
Short-term investments	—	—	—
Common equity securities	11.5	—	11.5
Convertible fixed maturity investments	(0.4)	—	(0.4)
Other investments(2)	(13.5)	—	(13.5)
Net change, pre-tax	$4.8	$0.1	$4.9

	Year ended December 31, 2011
	Changes in net unrealized investment gains(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$(18.7)	$(0.1)	$(18.8)
Short-term investments	—	0.1	0.1
Common equity securities	(22.1)	(0.1)	(22.2)
Convertible fixed maturity investments	(8.4)	—	(8.4)
Other investments	3.1	—	3.1
Net change, pre-tax	$(46.1)	$(0.1)	$(46.2)
_______________________________________________________________________________

(1)
Includes pre-tax changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control of $(0.8) million, $(0.2) million, and $(5.2) million for the years ended December 31, 2013, 2012, and 2011, respectively.

(2)
The year ended December 31, 2012, includes a change in net unrealized gains of $(11.6) million related to the sale of a limited partnership that had been consolidated into OneBeacon's results. See Note 15—"Related Party Disclosures."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	($ in millions)
Investment securities:
Gross unrealized investment gains	$133.7	$127.4
Gross unrealized investment losses	(9.3)	(8.7)
Total net unrealized investment gains, pre-tax	124.4	118.7
Income taxes	(33.8)	(39.4)
Total net unrealized investment gains, after tax	$90.6	$79.3
The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency losses and carrying values of OneBeacon's fixed maturity investments as of December 31, 2013 and 2012 were as follows:

	December 31, 2013(1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$131.0	$0.2	$(0.1)	$—	$131.1
Debt securities issued by industrial corporations	741.7	14.1	(1.3)	—	754.5
Municipal obligations	16.9	—	(0.4)	—	16.5
Asset-backed securities	951.5	1.2	(3.2)	—	949.5
Foreign government obligations	2.0	0.3	—	—	2.3
Preferred stocks	78.3	5.0	—	—	83.3
Total fixed maturity investments	$1,921.4	$20.8	$(5.0)	$—	$1,937.2

	December 31, 2012(1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$197.1	$0.5	$—	$—	$197.6
Debt securities issued by industrial corporations	678.7	32.8	—	—	711.5
Municipal obligations	3.3	—	(0.1)	—	3.2
Asset-backed securities	918.5	9.7	(0.3)	—	927.9
Foreign government obligations	6.0	0.5	—	—	6.5
Preferred stocks	78.3	6.4	—	—	84.7
Total fixed maturity investments	$1,881.9	$49.9	$(0.4)	$—	$1,931.4
_______________________________________________________________________________

(1)
Includes carrying value of $236.3 million and $338.1 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheets as part of the Runoff Transaction as of December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost and carrying value of OneBeacon's fixed maturity investments and convertible fixed maturity investments at December 31, 2013 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2013(1)
	Cost or amortized cost	Carrying value
	($ in millions)
Due in one year or less	$184.9	$188.0
Due after one year through five years	664.7	674.6
Due after five years through ten years	59.1	61.3
Due after ten years	9.2	11.0
Asset-backed securities	951.5	949.5
Preferred stocks	78.3	83.3
Total	$1,947.7	$1,967.7
_______________________________________________________________________________

(1)	Includes carrying value of $236.3 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheet as part of the Runoff Transaction as of December 31, 2013
The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency gains and carrying values of OneBeacon's common equity securities, convertible fixed maturity investments and other investments as of December 31, 2013 and 2012 were as follows:

	December 31, 2013
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$267.2	$70.4	$(0.9)	$0.2	$336.9
Convertible fixed maturity investments	26.3	4.5	(0.3)	—	30.5
Other investments	104.7	38.0	(3.1)	—	139.6
Total common equity securities, convertible fixed maturity investments and other investments	$398.2	$112.9	$(4.3)	$0.2	$507.0

	December 31, 2012
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$221.6	$39.8	$(2.4)	$—	$259.0
Convertible fixed maturity investments	59.5	3.2	(0.1)	—	62.6
Other investments	115.1	34.5	(5.8)	—	143.8
Total common equity securities, convertible fixed maturity investments and other investments	$396.2	$77.5	$(8.3)	$—	$465.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Sales and maturities of investments, excluding short-term investments and other investments, totaled $1,887.7 million, $2,050.5 million and $2,032.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. There were no non-cash exchanges or involuntary sales of investment securities during the years ended December 31, 2013, 2012 and 2011.
OneBeacon's consolidated insurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totaled $152.2 million and $174.3 million, respectively, as of December 31, 2013 and 2012.
As of December 31, 2013 and 2012, investments of $38.4 million and $50.7 million, respectively, were held in trusts required to be maintained in relation to various reinsurance agreements and will be transferred to Armour upon the closing of the Runoff Transaction. Trust balances as of December 31, 2013 and 2012 include $9.9 million and $15.3 million, respectively, related to investments held in a trust established in conjunction with the sale of the personal lines business in 2010. As of December 31, 2013 and 2012, the trust balance also included $22.6 million and $25.9 million related to investments held in a trust established in conjunction with White Mountains' sale of Esurance Holdings, Inc. ("Esurance Holdings") and its subsidiaries (collectively, "Esurance Insurance"). See Note 15.
As of December 31, 2013 and 2012, the Company held unrestricted collateral from its customers, which is included in cash and invested assets, relating to its Surety business of $63.3 million and $5.9 million, respectively. The obligation to return these funds is included in other liabilities in the consolidated balance sheets.
Fair value measurements
As of both December 31, 2013 and 2012, approximately 92% of the investment portfolio recorded at fair value was priced based upon observable inputs.
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable. At December 31, 2013 and 2012, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.
As of both December 31, 2013 and 2012, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of December 31, 2013 and 2012 were comprised of $49.4 million and $47.3 million, respectively, in hedge funds, $56.1 million and $61.3 million, respectively, in private equity funds and $14.4 million and $14.1 million, respectively, in an investment in a community reinvestment vehicle. As of December 31, 2013 and 2012, OneBeacon held investments in 8 hedge funds for both periods. OneBeacon held investments in 19 and 17 private equity funds at December 31, 2013 and 2012, respectively. The largest investment in a single fund was $14.9 million and $12.9 million at December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, other investments also included $19.7 million and $21.1 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following tables summarize the Company's fair value measurements for investments at December 31, 2013 and 2012 by level:

	Fair value at December 31, 2013(2)	Level 1	Level 2	Level 3
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$131.1	$131.1	$—	$—
Debt securities issued by corporations:
Consumer	239.6	—	239.6	—
Industrial	106.0	—	106.0	—
Financial	145.5	—	145.5	—
Communications	91.5	—	91.5	—
Energy	40.5	—	40.5	—
Basic materials	64.4	—	64.4	—
Utilities	38.0	—	38.0	—
Technology	29.0	—	29.0	—
Debt securities issued by corporations	754.5	—	754.5	—
Municipal obligations	16.5	—	16.5	—
Asset-backed securities	949.5	—	938.6	10.9
Foreign government obligations	2.3	1.6	0.7	—
Preferred stocks	83.3	—	12.3	71.0
Fixed maturity investments	1,937.2	132.7	1,722.6	81.9
Short-term investments	157.0	155.9	1.1	—
Common equity securities:
Financials	83.3	83.2	—	0.1
Basic Materials	20.3	20.3	—	—
Consumer	122.6	122.6	—	—
Energy	34.7	34.7	—	—
Utilities	8.3	8.3	—	—
Other	67.7	67.7	—	—
Common equity securities	336.9	336.8	—	0.1
Convertible fixed maturity investments	30.5	—	30.5	—
Other investments(1)	119.9	—	—	119.9
Total(1)	$2,581.5	$625.4	$1,754.2	$201.9
_______________________________________________________________________________

(1)	Excludes the carrying value of $19.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of December 31, 2013.

(2)	Fair value includes $236.3 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2013 consolidated balance sheets as part of the Runoff Transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	Fair value at December 31, 2012(2)	Level 1	Level 2	Level 3
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$197.6	$197.6	$—	$—
Debt securities issued by corporations:
Consumer	249.9	—	249.9	—
Industrial	103.5	—	103.5	—
Financial	92.3	—	92.3	—
Communications	70.0	—	70.0	—
Energy	57.1	—	57.1	—
Basic materials	77.8	—	77.8	—
Utilities	46.5	—	46.5	—
Technology	14.4	—	14.4	—
Debt securities issued by corporations	711.5	—	711.5	—
Municipal obligations	3.2	—	3.2	—
Asset-backed securities	927.9	—	922.6	5.3
Foreign government obligations	6.5	5.8	0.7	—
Preferred stocks	84.7	—	13.9	70.8
Fixed maturity investments	1,931.4	203.4	1,651.9	76.1
Short-term investments	232.8	232.8	—	—
Common equity securities:
Financials	48.4	48.3	—	0.1
Basic Materials	42.9	42.9	—	—
Consumer	80.5	80.5	—	—
Energy	38.1	38.1	—	—
Utilities	17.0	17.0	—	—
Other	32.1	32.1	—	—
Common equity securities	259.0	258.9	—	0.1
Convertible fixed maturity investments	62.6	—	62.6	—
Other investments(1)	122.7	—	—	122.7
Total(1)	$2,608.5	$695.1	$1,714.5	$198.9
_______________________________________________________________________________

(1)	Excludes the carrying value of $21.1 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of December 31, 2012.

(2)	Fair value includes $338.1 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2012 consolidated balance sheets as part of the Runoff Transaction.
At December 31, 2013 and 2012, OneBeacon held one private preferred stock that represented approximately 85% and 84%, respectively, of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the ratings of OneBeacon's corporate debt securities as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	($ in millions)
AA	$51.2	$37.0
A	357.9	301.6
BBB	345.4	362.5
BB	—	7.0
Other	—	3.4
Debt securities issued by corporations	$754.5	$711.5
Rollforwards of Fair Value Measurements by Level
The changes in Level 1 fair value measurements for the year ended December 31, 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2013	$203.4	$258.9	$—	$—	$462.3
Amortization/accretion	(0.1)	—	—	—	(0.1)
Net realized and unrealized gains (losses)	(2.4)	68.2	—	—	65.8
Purchases	179.0	206.4	—	—	385.4
Sales	(247.2)	(196.7)	—	—	(443.9)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at December 31, 2013	$132.7	$336.8	$—	$—	$469.5
_______________________________________________________________________________

(1)	Excludes short-term investments which are deemed to have a Level 1 designation.
The changes in Level 2 fair value measurements for the year ended December 31, 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2013	$1,651.9	$—	$62.6	$—	$1,714.5
Amortization/accretion	(11.3)	—	(0.1)	—	(11.4)
Net realized and unrealized gains (losses)	(28.3)	—	1.4	—	(26.9)
Purchases	2,174.1	—	14.4	—	2,188.5
Sales	(2,077.4)	—	(47.8)	—	(2,125.2)
Transfers in	74.9	—	—	—	74.9
Transfer out	(61.3)	—	—	—	(61.3)
Balance at December 31, 2013	$1,722.6	$—	$30.5	$—	$1,753.1
_______________________________________________________________________________

(1)	Excludes short-term investments which are deemed to have a Level 2 designation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The changes in Level 3 fair value measurements for the year ended December 31, 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2013	$76.1	$0.1	$—	$122.7	$198.9
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	(1.5)	—	—	11.9	10.4
Purchases	21.4	—	—	7.1	28.5
Sales	(0.5)	—	—	(21.8)	(22.3)
Transfers in	61.3	—	—	—	61.3
Transfers out	(74.9)	—	—	—	(74.9)
Balance at December 31, 2013	$81.9	$0.1	$—	$119.9	$201.9
_______________________________________________________________________________

(1)	Excludes the carrying value of $19.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.
“Transfers in” to Level 3 fixed maturity investments of $61.3 million for the year ended December 31, 2013 was comprised of one agency commercial mortgage-backed security for which the estimated fair value was determined using industry standard pricing models that take into account unobservable inputs such as prepayment rate, default rate and swap spread.
“Transfers out” of Level 3 fixed maturity investments of $74.9 million for the year ended December 31, 2013 were comprised of three mortgage-backed securities which had been previously classified as a Level 3 measurement and were recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.
Significant Unobservable Inputs
As previously described, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing models and both observable and unobservable inputs.

The following summarizes significant unobservable inputs used in estimating the fair value of fixed maturity securities classified within Level 3 other than hedge funds and private equities at December 31, 2013. The fair value of investments in hedge funds and private equity funds, which are classified with Level 3, are estimated using the net asset value of the funds.

Description	Fair Value	Rating(1)	Valuation Technique	Unobservable Inputs	Range(2)

Preferred stock	$71.0	N/R	Discounted cash flow	Discount yield	7.4%
Asset-backed securities	$10.9	AA+	Broker pricing	Broker quote	N/A
_________________________________________________________________________

(1)	Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor's and 2) Moody's Investors Service, Inc. ("Moody's")
(2) As of December 31, 2013, each asset type consists of one security.
The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in agency commercial mortgage-backed securities ( agency “CMBS”). Generally for bonds priced at a premium, increases in prepayment speeds will result in a lower fair value, while decreases in prepayment speed may result in a higher fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the year ended December 31, 2013, 2012, and 2011:

	Year ended December 31,
	2013	2012	2011
	($ in millions)
Fixed maturity investments	$(1.5)	$6.7	$(7.5)
Short-term investments	—	—	—
Common equity securities	—	—	—
Convertible fixed maturity investments	—	—	—
Other investments	6.3	(13.5)	3.1
Total	$4.8	$(6.8)	$(4.4)
Asset-backed Securities
OneBeacon purchases commercial and residential mortgage-backed securities to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency commercial mortgage-backed securities (non-agency "CMBS") are generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed rate and floating rate CMBS as of December 31, 2013. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of December 31, 2013, on average less than 1% of the underlying loans were reported as non-performing for both agency and non-agency CMBS held by OneBeacon. OneBeacon is not an originator of residential mortgage loans. OneBeacon did not hold any RMBS categorized as sub-prime as of December 31, 2013. OneBeacon's investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of December 31, 2013. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2013, OneBeacon held one mortgage-backed security with a market value of $7.3 million that was classified as non-prime. OneBeacon's non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the carrying value of OneBeacon's asset-backed securities as of December 31, 2013 and 2012:

	December 31,
	2013			2012
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$321.8	$321.8	$—	$551.2	$551.2	$—
FNMA	36.5	36.5	—	13.9	13.9	—
FHLMC	24.3	24.3	—	10.5	10.5	—
Total agency(1)	382.6	382.6	—	575.6	575.6	—
Non-agency:
Residential	51.5	51.5	—	38.1	38.1	—
Commercial	155.0	155.0	—	175.4	175.4	—
Total Non-agency	206.5	206.5	—	213.5	213.5	—
Total mortgage-backed securities	589.1	589.1	—	789.1	789.1	—
Other asset-backed securities:
Credit card receivables	124.2	113.3	10.9	49.0	43.7	5.3
Vehicle receivables	231.8	231.8	—	81.5	81.5	—
Other	4.4	4.4	—	8.3	8.3	—
Total other asset-backed securities	360.4	349.5	10.9	138.8	133.5	5.3
Total asset-backed securities	$949.5	$938.6	$10.9	$927.9	$922.6	$5.3
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2013 are as follows:

	Fair Value	Security Issuance Year
		2004	2005	2006	2007	2008	2010	2011	2012	2013
	($ in millions)
Total non-agency RMBS	$51.5	$6.8	$10.1	$5.4	$—	$—	$11.1	$—	$—	$18.1
Total non-agency CMBS	155.0	—	—	—	1.4	16.0	5.8	15.7	81.8	34.3
Total non-agency	$206.5	$6.8	$10.1	$5.4	$1.4	$16.0	$16.9	$15.7	$81.8	$52.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of December 31, 2013:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$44.2	$12.7	$31.5	$—
Non-prime	7.3	—	7.3	—
Total non-agency RMBS	$51.5	$12.7	$38.8	$—
_______________________________________________________________________________

(1)
At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch Ratings ("Fitch") and were senior to other AAA or Aaa bonds.

(2)	At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were senior to non-AAA or non-Aaa bonds.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were junior to other bonds.
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels are as follows as of December 31, 2013:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$113.9	$84.3	$24.9	$4.7
Floating rate CMBS	41.1	1.4	16.0	23.7
Total non-agency CMBS	$155.0	$85.7	$40.9	$28.4
_______________________________________________________________________________

(1)	At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's or AAA by Fitch and were senior to other AAA or Aaa bonds.

(2)	At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were senior to non-AAA or non-Aaa bonds.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were junior to other bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Other Investments
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds at December 31, 2013 and 2012:

	December 31,
	2013		2012
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$8.1	$—	$8.4	$—
Long bank loan	0.1	—	0.1	—
Long/short equity	39.1	—	36.8	—
Long/short equity activist	2.1	—	2.0	—
Total hedge funds	49.4	—	47.3	—
Private equity funds
Insurance	2.3	0.1	3.1	0.1
Distressed residential real estate	0.2	—	7.9	—
Energy infrastructure and services	26.0	5.9	20.7	7.5
Healthcare	2.8	1.4	2.1	2.7
Multi-sector	14.5	2.5	14.9	3.7
Private equity secondaries	6.4	2.1	7.0	2.0
Real estate	3.9	0.1	5.6	0.1
Total private equity funds	56.1	12.1	61.3	16.1
Total hedge funds and private equity funds(1)	$105.5	$12.1	$108.6	$16.1
_______________________________________________________________________________

(1)
Excluded from the above table are other investments totaling $14.4 million and $14.1 million of an investment in a community reinvestment vehicle as of December 31, 2013 and 2012, respectively, and $19.7 million and $21.1 million, of an investment in a tax advantaged federal affordable housing development fund as of December 31, 2013 and 2012, respectively.

Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the December 31, 2013 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$5.8	$5.8
Quarterly	26.9	8.1	6.4	—	41.4
Annual	—	—	2.1	0.1	2.2
Total hedge funds	$26.9	$8.1	$8.5	$5.9	$49.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Certain hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. At December 31, 2013, $1.3 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at December 31, 2013.
OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. At December 31, 2013, redemptions of $2.1 million were outstanding. The date at which all these redemptions will be received is not determinable at December 31, 2013. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
Investments in private equity funds are generally subject to "lock-up" periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At December 31, 2013, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$2.5	$20.2	$33.4	$—	$56.1
NOTE 6. Debt
OneBeacon's debt outstanding as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
	($ in millions)
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.3)	(0.3)
Senior unsecured notes, carrying value	$274.7	$274.7
Contractual repayments of $275.0 million for OneBeacon's outstanding debt are due more than five years after December 31, 2013.
2012 Senior Notes
In November 2012, OneBeacon U.S. Holdings, Inc. ("OBH") issued $275.0 million face value of senior unsecured notes ("2012 Senior Notes") through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The 2012 Senior Notes bear an annual interest rate of 4.6% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by the Company. OBH incurred $2.8 million in expenses related to the issuance of the 2012 Senior Notes (including the $1.8 million underwriting discount), which were deferred and are being recognized into interest expense over the life of the 2012 Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2012 Senior Notes have an effective yield to maturity of approximately 4.7% per annum. The proceeds from the 2012 Senior Notes were utilized to repurchase and retire, for $275.9 million, the remaining $269.8 million balance outstanding on the Company's previously held senior notes issued in 2003.
2003 Senior Notes
In May 2003, OBH issued $700.0 million face value of senior unsecured notes ("2003 Senior Notes") through a public offering. In December 2012, OBH repurchased and retired the remaining $269.8 million of 2003 Senior Notes for $275.9 million, which resulted in a $6.3 million loss, including transaction fees and the write-off of $0.2 million in remaining unamortized deferred costs and original issue discount at the time of repurchase, in the year ended December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. Debt

On March 24, 2011, OBH commenced a cash tender offer that resulted in the retirement of $150.0 million aggregate principal amount of the 2003 Senior Notes for $161.6 million, which resulted in a $12.0 million pre-tax loss, including transaction fees.
Debt Covenants
At December 31, 2013, OneBeacon was in compliance with all of the covenants under the 2012 Senior Notes.
Interest
Total interest expense incurred by OneBeacon for its indebtedness was $13.0 million, $16.9 million and $20.5 million, respectively, during the years ended December 31, 2013, 2012 and 2011. Total cash interest paid by OneBeacon for its indebtedness was $12.7 million, $16.4 million and $20.4 million, respectively, during the years ended December 31, 2013, 2012 and 2011.
NOTE 7. Income Taxes
OneBeacon and its Bermuda-domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event that there is a change in the current law such that taxes are imposed, OneBeacon and its Bermuda-domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. OneBeacon also has subsidiaries that operate in Gibraltar, Luxembourg and the United States. U.S. operations are financed with a combination of debt and equity and the financing income currently accounts for the majority of non-U.S. earnings.
OneBeacon's U.S. subsidiaries join in the filing of a federal consolidated tax return. The consolidated U.S. parent is OneBeacon U.S. Financial Services, Inc. ("OBFS"). For all years, the companies included within the U.S. consolidated tax return are parties to a tax sharing agreement which provides that each company pays the amount of income taxes or estimated tax or receives refunds that it would have to make or be entitled to if it filed its own separate tax return. As a result, certain companies have made payments, and received refunds from the consolidated U.S. parent that are different than amounts payable to the Internal Revenue Service ("IRS"). The companies that are domiciled outside of the U.S. file separate returns for the appropriate jurisdictions.
The total income tax expense from continuing operations for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Year ended December 31,
	2013	2012	2011
	($ in millions)
Current tax (expense) benefit:
Federal	$(20.3)	$10.1	$18.5
State	(0.8)	(1.5)	(1.6)
Non-U.S.	(0.4)	(0.6)	(0.1)
Total current tax (expense) benefit	(21.5)	8.0	16.8
Deferred tax expense:
Federal	(12.8)	(16.4)	(31.6)
State	—	—	—
Non-U.S.	—	—	—
Total deferred tax expense	(12.8)	(16.4)	(31.6)
Total income tax expense	$(34.3)	$(8.4)	$(14.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of OneBeacon's worldwide operations are taxed) to the income tax expense on pre-tax income from continuing operations follows:

	Year ended December 31,
	2013	2012	2011
	($ in millions)
Tax expense at the U.S. statutory rate	$(63.5)	$(37.1)	$(41.9)
Differences in taxes resulting from:
Non-U.S. earnings, net of foreign taxes	20.9	26.0	25.5
Tax reserve adjustments	(1.0)	(1.2)	(1.9)
Tax exempt interest and dividends	2.4	2.3	2.1
Change in valuation allowance	5.9	(0.7)	(0.7)
Other, net	1.0	2.3	2.1
Total income tax expense on pre-tax income from continuing operations	$(34.3)	$(8.4)	$(14.8)
The non-U.S. component of pre-tax income from continuing operations which, as described above, primarily relates to interest income, was $60.3 million, $75.6 million and $73.3 million, respectively, for the years ended December 31, 2013, 2012 and 2011. The change in valuation allowance was driven by a $6.6 million decrease due to the restructuring of a surplus note with Houston General Insurance Exchange ("HGIE"), a reciprocal which is included in the Company's consolidated results as a VIE.
The income tax expense related to pre-tax income from continuing operations for the years ended December 31, 2013, 2012 and 2011 represented net effective tax rates of 18.9%, 7.9% and 12.4%, respectively. For the years ended December 31, 2013, 2012 and 2011, the effective tax rate on non-U.S. income was 0.5%, 0.6% and 0.3%, respectively, and the effective tax rate on U.S. income was 28.1%, 26.1% and 31.6%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of OneBeacon's deferred tax assets and liabilities follows:

	December 31,
	2013	2012
	($ in millions)
Deferred income tax assets related to:
Discounting of loss and LAE reserves	$35.3	$41.6
Unearned premiums	31.6	39.8
Sale of Runoff Business	24.2	49.2
Compensation and bonus accruals	20.3	15.6
U.S. net operating loss carryforwards	13.0	42.6
Tax credit carryforwards	11.1	6.2
Investment basis differences	8.9	4.6
Deferred compensation plans	8.0	8.4
Fixed assets	4.7	3.0
Accrued rent	3.6	3.7
Allowance for doubtful accounts	1.1	1.2
Other accrued compensation	0.5	0.7
Non-U.S. net operating loss carryforwards	0.3	0.2
Involuntary pool and guaranty fund accruals	0.1	0.1
Pension and benefit accruals	—	8.0
Other items	1.5	9.2
Total gross deferred income tax assets	164.2	234.1
Less valuation allowance	(1.9)	(7.8)
Total net deferred income tax assets	162.3	226.3
Deferred income tax liabilities related to:
Net unrealized investment gains	33.8	39.4
Deferred acquisition costs	25.2	43.4
Prepaid pension	6.3	—
Other items	6.4	5.7
Total deferred income tax liabilities	71.7	88.5
Net deferred tax asset	$90.6	$137.8
OneBeacon's deferred tax assets are net of federal and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates. Of the $1.9 million valuation allowance at December 31, 2013, $0.3 million relates to deferred tax assets on net operating losses (“NOLs”) in Luxembourg subsidiaries that are not expected to have significant income in the future, and $1.6 million relates to deferred tax assets of HGIE, which files its own tax return.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

OneBeacon believes that, based upon its prior earnings history, expected future earnings, reversing temporary differences and capacity for carry-back of losses, it is more likely than not that the net deferred tax asset balances (net of valuation allowance) carried at December 31, 2013 and 2012 will be realized. It is possible that projected earnings may not be sufficient to utilize the entire deferred tax asset, which could result in material changes to OneBeacon's valuation allowance on deferred tax assets and tax expense.
Net operating loss carryforwards as of December 31, 2013 and the expiration dates are as follows:

	December 31, 2013
	United States	Luxembourg	Total
	($ in millions)
Net operating loss carryforwards by year:
2014	$—	$—	$—
From years 2015 to 2022	1.3	—	1.3
From years 2023 to 2033	35.8	—	35.8
No expiration date	—	1.0	1.0
Total net operating loss carryforwards	$37.1	$1.0	$38.1

	December 31, 2013
	United States	Luxembourg	Total
	($ in millions)
Gross deferred tax asset	$13.0	$0.3	$13.3
Valuation allowance	(1.3)	(0.3)	(1.6)
Net deferred tax asset	$11.7	$—	$11.7
OneBeacon does not anticipate future taxable income in Luxembourg. Therefore, OneBeacon does not believe that it is more likely than not that these losses will be realized and has recorded a full valuation allowance against the tax benefits associated with these NOLs. Effective January 1, 2013, the Luxembourg statutory tax rate increased from 28.80% to 29.22%.
At December 31, 2013, there were U.S. net operating loss carryforwards of approximately $37.1 million, which begin to expire in 2021. Included in these tax losses are losses of $0.5 million subject to an annual limitation on utilization under Internal Revenue Code Section 382. In addition, the losses include NOLs of $3.8 million related to HGIE, a reciprocal, which files its own tax return. At December 31, 2013, OBFS also had alternative minimum tax credit carryovers of $10.6 million which do not expire.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Permanent differences(1)	Temporary differences(2)	Interest and penalties(3)	Total
	($ in millions)
January 1, 2011	$7.6	$58.5	$4.7	$70.8
Changes in prior year tax positions	—	—	1.9	1.9
Tax positions taken during the current year	—	(21.0)	—	(21.0)
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	—	—
December 31, 2011	$7.6	$37.5	$6.6	$51.7
Changes in prior year tax positions	—	—	1.2	1.2
Tax positions taken during the current year	—	(13.9)	—	(13.9)
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	—	—
December 31, 2012	$7.6	$23.6	$7.8	$39.0
Changes in prior year tax positions	—	—	1.0	1.0
Tax positions taken during the current year	—	(7.0)	—	(7.0)
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	(0.4)	(0.4)
December 31, 2013	$7.6	$16.6	$8.4	$32.6
_______________________________________________________________________________

(1)	Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

(2)
Represents the amount of unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in OneBeacon's Consolidated Balance Sheet and its tax basis.

(3)	Net of tax benefit.
If recognized, $16.0 million (tax plus interest and penalties) would be recorded as a reduction to income tax expense. Also included in the balance at December 31, 2013 are $16.6 million of tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. OneBeacon believes that it is reasonably possible that the gross amount of unrecognized tax benefits may decrease by $5.2 million within the next twelve months due to the resolution of its 2005 and 2006 IRS exam.
OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2013, 2012 and 2011, OneBeacon recognized $1.0 million, $1.2 million and $1.9 million, respectively, in interest expense (benefit), net of federal benefit. The balance of accrued interest at December 31, 2013 and 2012 is $8.4 million and $7.8 million, respectively, net of any tax benefit.
With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005. In October 2008, the IRS commenced examination of OneBeacon's U.S. income tax returns for 2005 and 2006. Subsequent to the year end 2013, on February 14, 2014, OneBeacon received Form 870-AD (Offer to Waive Restrictions on Assessment and Collection Tax Deficiency and to Accept Over assessment) from the IRS Appeals Office relating to the examination of tax years 2005 and 2006. All disputed items have now been agreed to and resolved with the Joint Committee. The total assessment, including interest is $3.3 million. However, $2.7 million of the adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period will not affect the effective tax rate. As the receipt of the Form 870-AD described above represents formal settlement, OneBeacon expects to record a tax benefit of approximately $5.0 million in the first quarter of 2014 relating to the settlement of the IRS examination for tax years 2005 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

On July 28, 2011, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2007, 2008 and 2009. On July 17, 2013, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $68.3 million. However, $60.2 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority. OneBeacon disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.
On September 2, 2013, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2010, 2011 and 2012. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.
Net cash (refunds) payments for federal, state and non-U.S. income taxes, including tax sharing payments to related companies, totaled $5.6 million, $0.8 million and $(1.6) million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the Plans at December 31, 2013 and 2012:

	December 31,
	2013	2012
	($ in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$119.5	$113.0
Service cost	0.8	0.7
Interest cost	4.2	4.7
Settlement gain	—	(0.7)
Special termination benefits expense	0.3	0.6
Assumption changes	(13.0)	11.2
Actuarial gain	(0.5)	(0.2)
Benefits and expenses paid with plan assets	(6.2)	(7.5)
Benefits paid directly by OneBeacon	(2.2)	(2.3)
Projected benefit obligation at end of year	$102.9	$119.5

Change in plan assets:
Fair value of plan assets at beginning of year	$124.7	$120.8
Actual return on plan assets	24.3	11.4
Employer contributions	—	—
Benefits and expenses paid	(6.2)	(7.5)
Fair value of plan assets at end of year	$142.8	$124.7
Funded status at end of year	$39.9	$5.2
The funded status of the consolidated pension plans at December 31, 2013 was $39.9 million, which represents an over-funding of $64.1 million related to the Qualified Plan and an under-funding of $24.2 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $16.2 million in an irrevocable rabbi trust for the benefit of Non-qualified Plan participants. Assets held in the rabbi trust are not reflected in the funded status of the consolidated pension plans as presented.
Amounts recognized in the financial statements as of December 31, 2013 and 2012 consist of:

	December 31,
	2013	2012
	($ in millions)
Net balance sheet asset recorded in other assets	$64.1	$32.8
Net balance sheet liability recorded in other liabilities	(24.2)	(27.6)
Net amount recognized in the financial statements	$39.9	$5.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	December 31,
	2013	2012
	($ in millions)
Projected benefit obligation	$24.2	$27.6
Accumulated benefit obligation	$24.2	$27.6
Fair value of plan assets	$—	$—
Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

	December 31,
	2013	2012
	($ in millions)
Projected benefit obligation	$78.7	$91.9
Accumulated benefit obligation	$78.7	$91.9
Fair value of plan net assets	$142.8	$124.7
The amounts recognized in accumulated other comprehensive income (loss) on a pre-tax basis for the years ended December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	($ in millions)
Accumulated other comprehensive loss at beginning of year	$(21.2)	$(16.7)
Increase (decrease) in accumulated other comprehensive income (loss):
Amortization of net actuarial losses recognized during the year	0.9	0.8
Net actuarial gains (losses) occurring during the year(1)	30.8	(5.9)
Other adjustments	—	0.6
Accumulated other comprehensive income (loss) at end of year	$10.5	$(21.2)
_______________________________________________________________________________

(1)
Net actuarial gains (losses) resulted from investment returns and demographic experience different than assumed, as well as changes in assumptions in estimating the projected benefit obligation in the years ended December 31, 2013 and 2012.

The amount in accumulated other comprehensive income, on a pre-tax basis, that has not yet been recognized as a component of net periodic benefit cost for the year ended December 31, 2013 is attributable to net gains. During the year ended December 31, 2014, OneBeacon expects $0.3 million will be amortized from accumulated other comprehensive income into net periodic benefit cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

The components of net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 were as follows:

	December 31,
	2013	2012	2011
	($ in millions)
Service cost	$0.8	$0.7	$0.8
Interest cost	4.2	4.7	5.2
Expected return on plan assets	(7.1)	(6.9)	(7.6)
Amortization of prior service benefit	—	—	—
Amortization of net actuarial losses recognized during the year	0.9	0.8	0.5
Net periodic pension cost (income) before settlements, curtailments and special termination benefits	(1.2)	(0.7)	(1.1)
Settlement loss	—	0.6	0.5
Special termination benefits expense(1)	0.3	0.6	0.8
Total net periodic benefit cost (income)	$(0.9)	$0.5	$0.2
_______________________________________________________________________________

(1)	Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.
Assumptions
The weighted average assumptions used to determine benefit obligations at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Discount rate	4.66%	3.64%
The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Discount rate	3.64%	4.38%
Expected long-term rate of return on plan assets	5.75%	5.75%
OneBeacon's discount rate assumptions used to account for the Plans reflect the rates at which the benefit obligations could be effectively settled. In addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and insurance company annuity contract pricings, consideration was given to cash flow matching analyses.
OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its Qualified Plan assets at December 31, 2012 and 2011 to develop expected rates of return for 2013 and 2012, respectively, for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.
Plan Assets
The majority of the Qualified Plan's assets are managed by Prospector Partners, LLC ("Prospector"), a related party (see Note 15). The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

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
The fair value of the Qualified Plan's assets and their related inputs at December 31, 2013 and 2012 by asset category were as follows:

	Fair value at December 31, 2013	Level 1	Level 2	Level 3
Fixed maturity investments	$—	$—	$—	$—
Short-term investments	8.9	8.8	0.1	—
Common equity securities:
Financials	15.8	15.8	—	—
Basic Materials	9.1	9.1	—	—
Consumer	31.6	31.6	—	—
Energy	15.6	15.6	—	—
Utilities	4.2	4.2	—	—
Other	27.0	27.0	—	—
Common equity securities	103.3	103.3	—	—
Convertible fixed maturity investments:
Financials	2.0	—	2.0	—
Basic Materials	7.4	—	7.4	—
Consumer	10.4	—	10.4	—
Energy	0.6	—	0.6	—
Utilities	—	—	—	—
Other	9.5	—	9.5	—
Convertible fixed maturity investments	29.9	—	29.9	—
Total	$142.1	$112.1	$30.0	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

	Fair value at December 31, 2012	Level 1	Level 2	Level 3
Fixed maturity investments:
Utilities	$1.9	$—	$1.9	$—
Fixed maturity investments	1.9	—	1.9	—
Short-term investments	8.1	8.1	—	—
Common equity securities:
Financials	10.7	10.7	—	—
Basic Materials	10.7	10.7	—	—
Consumer	26.6	26.6	—	—
Energy	12.0	12.0	—	—
Utilities	1.9	1.9	—	—
Other	17.6	17.6	—	—
Common equity securities	79.5	79.5	—	—
Convertible fixed maturity investments:
Financials	0.9	—	0.9	—
Basic Materials	10.6	—	10.6	—
Consumer	16.7	—	16.7	—
Energy	0.1	—	0.1	—
Utilities	—	—	—	—
Other	6.2	—	6.2	—
Convertible fixed maturity investments	34.5	—	34.5	—
Total	$124.0	$87.6	$36.4	$—
There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2013 and 2012.
The Qualified Plan's asset allocations at December 31, 2013 and 2012 by asset category were as follows:

	Plan Assets at December 31,
	2013	2012
Fixed maturity investments	—%	1.5%
Common equity securities	72.7	64.2
Convertible fixed maturity investments	21.1	27.8
Cash and short-term investments	6.2	6.5
Total	100.0%	100.0%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

Cash Flows
OneBeacon does not expect to make a contribution to its Qualified Plan in 2014. OneBeacon anticipates contributing $2.2 million to the Non-qualified Plan in 2014, for which OneBeacon has assets held in a rabbi trust.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments
($ in millions)
2014	$5.1
2015	5.4
2016	5.6
2017	5.8
2018	6.1
2019 - 2023	33.9
Other Benefit Plans
OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of employees. The contributory plan provides qualifying employees with matching contributions of 50% of the first 6% of salary (subject to federal limits on allowable contributions in a given year). Total expense for the plan was $2.3 million, $2.8 million and $3.0 million in the years ended December 31, 2013, 2012 and 2011, respectively. The employee savings plan includes an employee stock ownership component. See Note 9.
OneBeacon had a post-employment benefit liability related to disability and health benefits available to former employees that are no longer employed by the Company, of $5.8 million and $7.1 million at December 31, 2013 and 2012, respectively.
NOTE 9. Employee Share-Based Incentive Compensation Plans
The OneBeacon Long-Term Incentive Plan (the "Incentive Plan") provides for granting various types of share-based incentive awards including performance shares, options, share appreciation rights and restricted shares to certain key employees of OneBeacon. The Incentive Plan was adopted by the Board of Directors (the "Board") in October 2006. In 2007, the Board and shareholders approved the 2007 OneBeacon Long-Term Incentive Plan (the "2007 Incentive Plan"). The 2007 Incentive Plan provides for all of the awards referenced above as well as restricted stock units. Awards are granted under the 2007 Incentive Plan, which also reflects amendments from 2011.
OneBeacon's share-based compensation plans include performance shares, restricted shares, and previously included stock options and restricted stock units. OneBeacon's share-based compensation plans are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. See "Performance Shares" below. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OneBeacon's deferred compensation plan. OneBeacon expenses the full cost of all its share-based compensation over the requisite service period. For the years ended December 31, 2013, 2012 and 2011, the Company recognized expense of $11.9 million, $6.3 million and $9.2 million, respectively, related to its share-based compensation plans.
Performance Shares
Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. In general, grants are earned, subject to the attainment of pre-specified performance goals, at the end of a three-year period or as otherwise determined by the Compensation Committee of the Board (the "Compensation Committee") and are valued based on the market price of an underlying OneBeacon common share at the time awards are paid ("OB Performance Shares"). Results that significantly exceed pre-specified targets can result in a performance share payout of up to 200% of granted shares whereas results significantly below target could result in no payout. Compensation expense, based on the estimated performance share payout, is recognized ratably over the performance period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

For awards granted during the year ended December 31, 2011, the targeted performance goal for full payment of the outstanding performance shares is the attainment of a growth in book value per share ("GBVPS") of 11% for the 2011-2013 performance cycle. At a GBVPS of 4% or less, no performance shares would be earned and at a GBVPS of 18% or more, 200% of performance shares would be earned.
For awards granted during the year ended December 31, 2012, the targeted performance goal for full payment of the outstanding performance shares is the attainment of a GBVPS of 10% for the 2012-2014 performance cycle. At a GBVPS of 3% or less, no performance shares would be earned and at a GBVPS of 17% or more, 200% of performance shares would be earned.
For awards granted during the year ended December 31, 2013, the targeted performance goal for full payment of the outstanding performance shares is the attainment of a GBVPS of 13% for the performance cycle 2013-2015. At a GBVPS of 6% or less, no performance shares would be earned and at a GBVPS of 20% or more, 200% of performance shares would be earned.
The following summarizes performance share activity for OB Performance Shares for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013		2012		2011
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	563,190	$1.2	642,667	$9.7	1,464,295	$18.5
Payments and deferrals(1)	(238,658)	—	(258,901)	(7.7)	(936,150)	(10.5)
New awards	179,000	—	181,290	—	194,900	—
Forfeitures and net change in assumed forfeitures	(10,111)	(0.1)	(1,866)	—	(80,378)	(0.5)
Expense recognized	—	2.9	—	(0.8)	—	2.2
End of period	493,421	$4.0	563,190	$1.2	642,667	$9.7
_______________________________________________________________________________

(1)
No payments were made in 2013 for the 2010-2012 performance cycle as the performance factor was zero. Performance share payments in 2012 for the 2009-2011 performance cycle were based upon a performance factor of 138.6%. Performance share payments in 2011 for the 2008-2010 performance cycle were based upon a performance factor of 68.5%.

The following summarizes performance shares outstanding and accrued performance share expense at December 31, 2013 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2011 - 2013	142,138	$1.0
2012 - 2014	181,290	2.1
2013 - 2015	179,000	1.0
Subtotal	502,428	4.1
Assumed forfeitures	(9,007)	(0.1)
Total at December 31, 2013	493,421	$4.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

If 100% of the outstanding performance shares had been vested on December 31, 2013, the total additional compensation cost to be recognized would have been $2.9 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) at December 31, 2013.
All performance shares earned and paid were settled in cash or by deferral into OneBeacon's deferred compensation plan.
Restricted Shares
On March 1, 2012, OneBeacon issued 300,000 shares of restricted stock to certain employees that vest in equal installments on February 28, 2014 and 2015. On May 25, 2011, OneBeacon issued 630,000 shares of restricted stock to its CEO that vest in equal installments on February 22, 2014, 2015, 2016 and 2017. Concurrently with the 2011 grant of restricted stock, 35,000 performance shares issued to the CEO for the 2011-2013 performance share cycle were forfeited. Annual performance share awards to the CEO through 2016 are being reduced by 35,000 shares. The restricted shares contain dividend participation features and therefore are considered participating securities.
The following summarizes restricted shares activity for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013		2012		2011
	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
	($ in millions)
Beginning of period	927,000	$9.6	630,000	$7.7	—	$—
New awards	—	—	300,000	4.5	630,000	8.6
Forfeitures	(3,000)	—	(2,333)	—	—	—
Vested	(9,000)	—	(667)	—	—	—
Expense recognized	—	(3.1)	—	(2.6)	—	(0.9)
End of period	915,000	$6.5	927,000	$9.6	630,000	$7.7
Restricted shares that vested during the year ended December 31, 2013 had a grant date fair value of $0.1 million. No significant amount of restricted shares vested during the years ended December 31, 2012 and 2011. As of December 31, 2013, unrecognized compensation expense of $6.5 million related to restricted stock awards is expected to be recognized over a weighted-average period of 2.7 years.
Stock Options
In November 2006, in connection with the initial public offering, OneBeacon issued 1,420,000 options to acquire common shares of the Company at an above-market fixed exercise price to certain key employees as a one-time incentive. No options remained outstanding as of December 31, 2013 and 2012 as the remaining 740,870 options outstanding as of December 31, 2011 expired unexercised during 2012.
No expense was recognized for the years ended December 31, 2013 and 2012 as the options were fully vested prior to 2012. The company recognized compensation expense of $0.5 million in connection with these options during the year ended December 31, 2011.
Restricted Stock Units
The options granted in connection with OneBeacon's initial public offering did not include a mechanism in the options to reflect the contribution to total return from the regular quarterly dividend. As a result, during the first quarter of 2008, OneBeacon granted 116,270 Restricted Stock Units ("RSUs") to actively employed option holders. The expense associated with the RSUs was recognized ratably over the vesting period. No expense was recognized for the year ended December 31, 2013 and 2012 as the RSUs were fully vested in 2011. For the year ended December 31, 2011 OneBeacon recognized expense of $0.1 million. All vested RSUs were distributed in May 2012.

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
The employee stock ownership component of the KSOP provides all participants with an annual base contribution in common shares of the Company equal to 3% of their salary, up to the applicable Social Security wage base (or $113,700 with respect to 2013). Additionally, those participants not otherwise eligible to receive certain other Company benefits can earn a variable contribution up to an additional 6% of their salary, capped at the annual covered compensation limits ($250,000 for 2013), contingent upon OneBeacon's performance. The variable contribution amounts for eligible participants constituted approximately 4%, 3% and 2%, respectively, of salary for the years ended December 31, 2013, 2012 and 2011. OneBeacon has recorded $6.0 million, $4.5 million and $6.0 million, respectively, in compensation expense to pay benefits and allocate common shares to participants' accounts for the years ended December 31, 2013, 2012 and 2011.
As of December 31, 2013 and 2012, the KSOP owned less than 3% of either of the total White Mountains common shares outstanding or the total Company common shares outstanding. All common shares held by the KSOP are considered outstanding for earnings (loss) per share computations.
As of December 31, 2013, the Company has no outstanding share appreciation rights.
NOTE 10. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the years ended December 31, 2013, 2012 and 2011, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million as of December 31, 2013.
During the year ended December 31, 2013, the Company repurchased 3,300 common shares to satisfy employee income tax withholding, pursuant to employee benefit plans. No shares were repurchased during the years ended December 31, 2012 and 2011. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
Dividends on Common Shares
During the years ended December 31, 2013, 2012 and 2011, the Company declared and paid cash dividends totaling $80.2 million, $80.1 million and $174.8 million, respectively, or $0.84 per common share of regular quarterly cash dividends for each year, plus a $1.00 per common share special dividend for the year ended December 31, 2011.
Accumulated Other Comprehensive Income (Loss)
For the years ended December 31, 2013, 2012 and 2011, OneBeacon recorded changes to accumulated other comprehensive income (loss) for net increases in net benefit plan assets and obligations of $20.6 million, $(2.9) million and $(11.2) million, which were net of tax (expense) benefit of $(11.1) million, $1.6 million and $6.0 million, respectively. See Note 8—"Retirement Plans."
NOTE 11. Statutory Capital and Surplus
OneBeacon's U.S. insurance operations are subject to regulation and supervision in each of the states where they are domiciled and licensed to conduct business. Generally, state regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders. Currently, all state insurance departments have established the insurer solvency laws and regulatory infrastructure to maintain accredited status with the National Association of Insurance Commissioners ("NAIC"). A key solvency-driven NAIC accreditation requirement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. Statutory Capital and Surplus

is a state's adoption of risk-based capital ("RBC") requirements. At December 31, 2013, OneBeacon's active U.S. insurance operating subsidiaries met their respective RBC requirements.
The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance businesses of Split Rock. Under the Insurance Act, Split Rock is required to maintain available statutory capital and surplus at a level equal to or in excess of its enhanced capital requirement which is established by reference to either a Bermuda Solvency Capital Requirement ("BSCR") model or an approved internal capital model. At December 31, 2013, Split Rock met Bermuda’s statutory capital and surplus requirements.
OneBeacon’s combined statutory surplus (including U.S. statutory surplus and Bermuda statutory capital and surplus for Split Rock) was $1.0 billion and $0.9 billion as of December 31, 2013 and 2012, respectively. OneBeacon's U.S. combined statutory surplus was $0.9 billion as of both December 31, 2013 and 2012. OneBeacon's combined U.S. statutory net income for the years ended December 31, 2013, 2012 and 2011 was $100.1 million, $82.0 million and $119.6 million, respectively. The minimum policyholders' surplus necessary to satisfy OneBeacon's regulatory requirements was $164.7 million at December 31, 2013, which equals the authorized control level of the NAIC risk-based capital of OneBeacon’s primary top tier regulated operating subsidiary.
OneBeacon’s statutory capital and surplus for Split Rock was $96.4 million as of December 31, 2013. Split Rock’s statutory net loss for the year ended December 31, 2013 was $38.7 million. As Split Rock was formed during 2013, there are no equivalent amounts for 2012 or 2011.
The principal differences between OneBeacon's combined U.S. statutory amounts and Split Rock, and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes and market value adjustments for debt securities. OneBeacon's insurance subsidiaries' statutory policyholders' surplus at December 31, 2013 was in excess of the minimum requirements of relevant state and Bermuda insurance regulations.
Dividend Capacity
Under the insurance laws of the jurisdictions under which OneBeacon's insurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.
Generally, OneBeacon's top tier regulated U.S. insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. OneBeacon Insurance Company ("OBIC"), OneBeacon's primary top tier regulated U.S. insurance operating subsidiary, has the ability to pay $86.6 million of dividends during 2014 without prior approval of regulatory authorities, subject to the availability of unassigned funds. The amount of dividends available to be paid by OBIC in any given year is also subject to cash flow and earnings generated by OBIC's business, which now just comprises the Runoff Business, as well as to dividends received from its subsidiaries, including Atlantic Specialty Insurance Company ("ASIC"), the lead U.S. insurance operating subsidiary for the Ongoing Business. At December 31, 2013, OBIC had $0.6 billion of unassigned funds and $0.9 billion of statutory surplus.
As disclosed in Note 2—"Acquisitions and Dispositions," during the fourth quarter of 2012, OneBeacon executed various intercompany reinsurance agreements which, along with other internal capital transactions among the Company's regulated U.S. insurance operating subsidiaries, resulted in ASIC becoming the lead insurance company for the ongoing specialty business and OBIC becoming the lead insurance company for the Runoff Business. Notwithstanding these restructuring transactions, OneBeacon continues to manage its statutory capital on a combined basis. Although OBIC remains the primary top tier regulated U.S. insurance operating subsidiary and maintains sufficient statutory capital to support the Runoff Business, the majority of the group's statutory capital is now included in ASIC, which is currently a subsidiary of OBIC, to support the ongoing specialty business. Prior to the closing of the Runoff Transaction, and subject to regulatory approval, OBIC will distribute its investment in ASIC to its immediate parent, OneBeacon LLC.
ASIC has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus, and subject to dividends paid in prior periods. ASIC has the ability to pay $23.9 million of dividends during 2014 without prior approval of regulatory authorities, subject to the availability of earned surplus. Given the changes in structure noted above, and in order for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. Statutory Capital and Surplus

ASIC to pay dividends consistent with being OneBeacon’s lead insurance company for its Ongoing Business, ASIC may require prior approval by regulatory authorities in order to make additional distributions until it builds up a historical net investment income stream and earned surplus balance under its new structure. At December 31, 2013, ASIC had $94.6 million of earned surplus and $0.7 billion of statutory surplus.
Split Rock has the ability to declare or pay dividends during any 12-month period without the prior approval of Bermuda regulatory authorities on condition that any such declaration or payment of such dividend does not cause a breach of any of its regulatory solvency and liquidity requirements. If Split Rock fails to meet its regulatory solvency or liquidity requirements on the last day of any financial year, it is prohibited from declaring or paying any dividends during the next financial year without the approval of the Bermuda Monetary Authority.
In addition, under the Companies Act 1981 of Bermuda (the Companies Act), Split Rock is prohibited from declaring or paying a dividend, or making a distribution out of contributed surplus, if there are reasonable grounds for believing that in each case:
• Split Rock is, or would after the payment be, unable to pay its liabilities as they become due; or
• the realizable value of Split Rock's assets would thereby be less than its liabilities.
During 2014, Split Rock has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $20.3 million, which is equal to 15% of its December 31, 2013 statutory capital, excluding earned surplus. During the year ended December 31, 2013, OneBeacon Ltd., through an intermediary holding company, contributed $135.1 million to Split Rock. Split Rock did not pay any dividends in 2013.
During the year ended December 31, 2013, ASIC distributed $190.0 million to OBIC by way of an extraordinary return of capital, which was approved by the New York Department of Financial Services. OBIC, in turn, distributed the $190.0 million to its immediate parent. Subsequently, the Company's intermediary holding companies contributed $35.0 million to OBIC in late 2013.
During the year ended December 31, 2012, the Company's top tier regulated U.S. insurance operating subsidiaries distributed $173.1 million to their immediate parent, representing $114.7 million of dividends, which included the distribution of a regulated insurance subsidiary with a value of $34.0 million, and a return of capital of $58.4 million.
During the years ended December 31, 2013 and 2012, the Company's unregulated insurance operating subsidiaries paid $17.3 million and $4.9 million, respectively, of dividends to their immediate parent. At December 31, 2013, OneBeacon's unregulated insurance operating subsidiaries had $57.9 million of net unrestricted cash, short-term investments and fixed maturity investments.
As described in Note 10, during the years ended December 31, 2013 and 2012, OneBeacon Ltd. declared and paid dividends totaling $80.2 million and $80.1 million, respectively, of regular quarterly dividends to its common shareholders. During the year ended December 31, 2011, the Company declared and paid dividends totaling $174.8 million, including $79.7 million of regular quarterly dividends and $95.1 million of a special dividend.
At December 31, 2013, OneBeacon Ltd. and its intermediate holding companies held $217.5 million of net unrestricted cash, short-term investments and fixed maturity investments and $89.8 million of common equity securities and convertible fixed maturity investments outside of its regulated and unregulated insurance operating subsidiaries.
NOTE 12. Segment Information
The Company has fourteen underwriting operating segments, including two that were exited in 2013, which are managed by the chief operating decision maker and are aggregated into two underwriting reportable segments. The two underwriting reportable segments were determined based on the nature of products or services, the production process, method of distribution and the nature of the regulatory environment. The principal difference between the reportable segments is the type or class of customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Segment Information

The Specialty Products segment is comprised of eight operating segments, including a new Crop underwriting operating segment, as well as the Collector Cars and Boats underwriting operating segment that was exited in the first quarter of 2013 (see Note 2—"Acquisitions and Dispositions"), representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. In addition to Crop and Collector Cars and Boats, the Specialty Products segment includes the Professional Insurance, Specialty Property, Environmental, Tuition Reimbursement, Programs, and Surety underwriting operating segments. During 2013, the Company received approval to provide multiple peril crop insurance through the federal crop insurance program administered by the U.S. Department of Agriculture's Risk Management Agency. The Company has entered into an exclusive agreement with a managing general agency, The Climate Corporation, provide coverages through the federal program and other supplemental coverages, including crop-hail. The Company began writing crop business in the fourth quarter of 2013.
The Specialty Industries segment is comprised of six underwriting operating segments, including the Energy underwriting operating segment that was exited in the first quarter of 2013, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Specialty Industries segment includes the International Marine Underwriters, Technology, Accident, Government Risks, and Entertainment underwriting operating segments.
The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate subsidiaries.
Invested assets are not allocated to the Specialty Products and Specialty Industries segments since OneBeacon does not manage them by segment. Invested assets, net investment income and net realized and change in unrealized investment gains related to OneBeacon's Specialty Products and Specialty Industries segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments. Debt and the related interest expense on debt also are not allocated to or managed by segment and are also included in the Investing, Financing and Corporate segment.
Substantially all of the Company's revenue is generated from customers located in the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Segment Information

Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
Year ended December 31, 2013
Earned premiums	$553.5	$566.9	$—	$1,120.4
Loss and loss adjustment expense	(312.3)	(309.8)	—	(622.1)
Policy acquisition expenses	(106.3)	(102.6)	—	(208.9)
Other underwriting expenses	(97.4)	(107.4)	—	(204.8)
Total underwriting income	37.5	47.1	—	84.6
Net investment income	—	—	41.1	41.1
Net realized and change in unrealized investment gains	—	—	49.4	49.4
Net other revenues	0.3	1.1	29.8	31.2
General and administrative expenses	—	(2.4)	(9.6)	(12.0)
Interest expense	—	—	(13.0)	(13.0)
Pre-tax income from continuing operations	$37.8	$45.8	$97.7	$181.3

Year ended December 31, 2012
Earned premiums	$604.0	$528.0	$—	$1,132.0
Loss and loss adjustment expense	(345.6)	(304.4)	—	(650.0)
Policy acquisition expenses	(150.3)	(99.1)	—	(249.4)
Other underwriting expenses	(96.2)	(109.0)	—	(205.2)
Total underwriting income	11.9	15.5	—	27.4
Net investment income	—	—	53.6	53.6
Net realized and change in unrealized investment gains	—	—	55.7	55.7
Net other revenues (expenses)	0.4	(0.8)	(0.1)	(0.5)
General and administrative expenses	—	(1.9)	(11.5)	(13.4)
Interest expense	—	—	(16.9)	(16.9)
Pre-tax income from continuing operations	$12.3	$12.8	$80.8	$105.9

Year ended December 31, 2011
Earned premiums	$549.8	$462.4	$—	$1,012.2
Loss and loss adjustment expense	(281.7)	(266.6)	—	(548.3)
Policy acquisition expenses	(129.1)	(92.1)	—	(221.2)
Other underwriting expenses	(77.1)	(85.2)	—	(162.3)
Total underwriting income	61.9	18.5	—	80.4
Net investment income	—	—	71.4	71.4
Net realized and change in unrealized investment gains	—	—	10.6	10.6
Net other revenues (expenses)	—	0.6	(13.0)	(12.4)
General and administrative expenses	—	(1.7)	(8.1)	(9.8)
Interest expense	—	—	(20.5)	(20.5)
Pre-tax income from continuing operations	$61.9	$17.4	$40.4	$119.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Segment Information

	Insurance Operations		Investing, Financing and Corporate(1)
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
December 31, 2013
Total investment securities	$—	$—	$2,364.9	$2,364.9
Reinsurance recoverables	35.1	54.8	—	89.9
Deferred acquisition costs	53.6	50.1	—	103.7
Unpaid loss and loss adjustment expense reserves	607.8	446.5	—	1,054.3
Unearned premiums	275.4	269.5	—	544.9
Debt	—	—	274.7	274.7

December 31, 2012
Total investment securities	$—	$—	$2,291.5	$2,291.5
Reinsurance recoverables	52.3	58.3	—	110.6
Deferred acquisition costs	75.1	48.8	—	123.9
Unpaid loss and loss adjustment expense reserves	561.9	438.1	—	1,000.0
Unearned premiums	318.7	255.1	—	573.8
Debt	—	—	274.7	274.7
_______________________________________________________________________________
(1)As described in Note 2, balances related to the the Runoff Business are presented as held for sale. Total investment securities excludes $236.3 million and $338.1 million of fixed maturity investments reclassified to assets held for sale as of December 31, 2013 and December 31, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Segment Information

The following tables provide net written premiums, earned premiums and underwriting ratios for OneBeacon's insurance operations by reportable segment and in total for the years ended December 31, 2013, 2012 and 2011:

	Insurance Operations
($ in millions)	Specialty Products	Specialty Industries	Consolidated
Year ended December 31, 2013
Net written premiums	$509.6	$579.0	$1,088.6
Earned premiums	553.5	566.9	1,120.4
Underwriting ratios:(1)
Loss and LAE	56.4%	54.7%	55.5%
Expense	36.8	37.0	36.9
Total combined ratio	93.2%	91.7%	92.4%

Year ended December 31, 2012
Net written premiums	$630.9	$548.3	$1,179.2
Earned premiums	604.0	528.0	1,132.0
Underwriting ratios:(1)
Loss and LAE	57.2%	57.7%	57.4%
Expense	40.7	39.4	40.1
Total combined ratio	97.9%	97.1%	97.5%

Year ended December 31, 2011
Net written premiums	$571.2	$491.5	$1,062.7
Earned premiums	549.8	462.4	1,012.2
Underwriting ratios:(1)
Loss and LAE	51.2%	57.7%	54.2%
Expense	37.5	38.3	37.9
Total combined ratio	88.7%	96.0%	92.1%
_______________________________________________________________________________

(1)
Underwriting ratios are used to measure the components of underwriting profitability and include: The loss and LAE ratio, calculated by dividing loss and LAE by earned premiums; the expense ratio, calculated by dividing policy acquisition and other underwriting expenses by earned premiums; and the combined ratio, the sum of the loss and LAE ratio and the expense ratio.

NOTE 13. Variable Interest Entities ("VIE")
Reciprocals
Reciprocals are policyholder-owned insurance carriers organized as unincorporated associations. Each policyholder insured by the reciprocal shares risk with the other policyholders. Policyholders share profits and losses in the same proportion as the amount of insurance purchased but are not subject to assessment for net losses of the reciprocal.
OneBeacon has one reciprocal that was capitalized by loaning funds to them in exchange for surplus notes. In 2004, OneBeacon formed Houston General Management Company ("HGMC") to provide management services for a fee to the reciprocal, Houston General Insurance Exchange ("HGIE"). During 2004, OneBeacon contributed $2.0 million of capital to HGIE and in 2005, contributed one of its subsidiaries, Houston General Insurance Company ("HGIC") with assets of $149.4 million and liabilities of $127.6 million, to HGIE (together "Houston General Insurance"). Subsequent to the contribution of HGIC, HGIE issued a surplus note of $23.7 million to HGMC. During 2012, HGIE sold HGIC to OBIC. During 2013, HGIE repaid $19.0 million of the interest owed on the surplus note, as well as $1.0 million of the outstanding principal balance. Subsequent to this payment, the surplus note was amended such that the remaining balance under existing surplus notes was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13. Variable Interest Entities

reduced to $4.0 million. The principal and interest on the remaining surplus note is repayable to HGMC only with regulatory approval. The obligation to repay principal on the note is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. OneBeacon has no ownership interest in the reciprocals.
OneBeacon has determined that HGIE qualifies as a VIE. Furthermore, OneBeacon has determined that it is the primary beneficiary as it has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE as a result of the management services provided to the reciprocal and the funds loaned to it. Accordingly, OneBeacon consolidates HGIE.
At December 31, 2013 and 2012, consolidated amounts related to HGIE included total assets of $2.6 million and $22.6 million, respectively, and total liabilities of $4.2 million and $43.8 million, respectively. At December 31, 2013, the net amount of capital at risk is equal to the surplus note of $4.0 million less the accumulated losses of $1.6 million which includes accrued interest on the surplus note of $0.1 million which eliminates in consolidation.
NOTE 14. Fair Value of Financial Instruments
OneBeacon carries its financial instruments on its balance sheet at fair value with the exception of its equity method investments and fixed-rate, long-term indebtedness. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Certain financial instruments are excluded from disclosure, including insurance contracts.
At December 31, 2013 and 2012, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $269.8 million and $282.4 million, respectively, which compared to a carrying value of $274.7 million as of both December 31, 2013 and 2012. The fair value measurement of the Senior Notes is classified as Level 2 in the valuation hierarchy.
NOTE 15. Related Party Disclosures
White Mountains
During the fourth quarter of 2006, White Mountains sold 27.6 million or 27.6% of the Company's common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2013, White Mountains owned 75.2% of the Company's outstanding common shares.
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
For the years ended December 31, 2013, 2012 and 2011, OneBeacon recorded expenses of $0.4 million, $0.3 million and $0.4 million, respectively, and recorded revenues of $2.0 million, $2.1 million and $2.4 million, respectively, for services under the Separation Agreement that OneBeacon received from or provided to White Mountains and its subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Related Party Disclosures

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

OneBeacon incurred $3.4 million, $3.5 million and $3.9 million in total fees for investment management services provided by WM Advisors under these investment management agreements during the years ended December 31, 2013, 2012 and 2011, respectively. WM Advisors is also paid a quarterly fee for treasury management services computed at the annual rate of 1.75 basis points (0.0175%) of the aggregate value of net assets on an annual basis. OneBeacon incurred $0.4 million, $0.4 million and $0.5 million in treasury management fees during the years ended December 31, 2013, 2012 and 2011, respectively.
Star & Shield Insurance Exchange
ASIC and Split Rock each entered into a quota share agreement effective as of November 1, 2013, to reinsure certain risks of Star & Shield Insurance Exchange (“Star & Shield”), a reciprocal insurance exchange which provides private passenger auto insurance. ASIC and Split Rock recorded written premiums totaling a combined $5.6 million in 2013. After ASIC and Split Rock entered into the quota share agreements with Star & Shield, in December 2013, a subsidiary of White Mountains entered into an agreement to acquire Star & Shield Risk Management LLC, the attorney-in-fact for Star & Shield, and the acquisition transaction closed in January 2014.
OBH Guarantee
Prior to the repayment of the remaining 2003 Senior Notes during the fourth quarter of 2012, White Mountains provided an irrevocable and unconditional guarantee as to the payment of principal and interest (the "Guarantee") on the 2003 Senior Notes. See Note 6.
In consideration of this Guarantee, OneBeacon paid a specified fee to White Mountains in the amount of 25 basis points per annum on the outstanding principal amount of the 2003 Senior Notes. Such payments were made on a semi-annual basis in arrears. The Company incurred $0.8 million and $0.9 million in fees for the provision of the Guarantee during the years ended December 31, 2012 and 2011, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Related Party Disclosures

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
Esurance
On October 7, 2011, White Mountains completed the sale of Esurance Insurance ("Esurance") and Answer Financial Inc. and its subsidiaries to The Allstate Corporation (the "Esurance Transaction"). Accordingly, effective as of the closing date of the Esurance Transaction, White Mountains ceased to own the Esurance business and it is no longer considered a related party to OneBeacon.
During 2011, OBIC subleased to Esurance approximately 4,200 square feet of an approximately 14,000 square foot office facility in Brooklyn, NY, and Esurance paid OBIC $0.2 million for the office space.
During the third quarter of 2006, OneBeacon sold one of its inactive licensed subsidiaries, Homeland Central Insurance Company, to Esurance Holdings. In connection with the sale, Esurance Holdings agreed to pay $2.9 million of the total purchase price in periodic annual installments based upon a percentage of an annually recognized tax benefit with respect to premium tax in the state of New Jersey. In the event of a sale of Esurance Holdings to a third party, the remainder of the tax benefit would become due and payable to OneBeacon. For the year ended December 31, 2011, OneBeacon received $1.2 million related to these filings. In connection with the closing of the Esurance Transaction in 2011, OneBeacon received $0.6 million, representing payment in full of the remainder of the tax benefit.
Federal Insurance Indemnity
In December 2003, White Mountains and OBH (then named Fund American Companies, Inc.), entered into a General Agreement of Indemnity with Federal Insurance Company ("Federal"), under which Federal agreed to execute judicial and similar bonds on behalf of White Mountains and OBH and their respective subsidiaries. Under the General Agreement of Indemnity, White Mountains and OBH agreed to jointly and severally indemnify Federal for any losses under the bonds. Included within the Separation Agreement is a provision under which each of White Mountains and the Company will indemnify the other for losses arising out of or in connection with bonds to the extent for the benefit of White Mountains or the Company, respectively. In 2006, the Company entered into a new agreement with Federal providing a similar bonding capacity to which White Mountains is not a party. At December 31, 2013, 2012 and 2011, total exposure under the General Agreement of Indemnity for outstanding bonds was $0.4 million, $0.9 million and $1.1 million, respectively, substantially all of which related to bonds issued on behalf of OBH or its subsidiaries.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Related Party Disclosures

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
For the years ended December 31, 2013, 2012 and 2011, OneBeacon incurred $2.0 million, $2.1 million and $1.9 million, respectively, in fees for investment management services provided by Prospector. For the years ended December 31, 2013, 2012 and 2011, the employee benefit plans incurred $1.2 million, $1.3 million and $1.4 million, respectively, in fees for investment management services provided by Prospector.
Richard P. Howard, a portfolio manager of Prospector, is a director of the Company.
Prospector Managed Limited Partnerships
At December 31, 2013 and 2012, OneBeacon had $14.9 million and $12.9 million, respectively, invested in limited partnerships managed by Prospector. Under the limited partnership agreements, Prospector serves as general partner and general manager of the funds and is paid a management fee by OneBeacon. In addition, OneBeacon allocates a portion of its earnings from OneBeacon's limited partnership interests to Prospector as an incentive fee. For the years ended December 31, 2013, 2012 and 2011, OneBeacon incurred $0.2 million, $0.4 million and $0.4 million, respectively, in management fees. For the years ended December 31, 2013 and 2012, OneBeacon incurred $0.5 million and $0.3 million, respectively, in incentive fees. No incentive fees were incurred for the year ended December 31, 2011.
In December 2012, OneBeacon sold its investment in the Prospector Turtle Fund, L.P. ("Turtle Fund"). The Turtle Fund, one of the limited partnerships managed by Prospector, was sold to an affiliate of White Mountains for $31.6 million, representing the net asset value of OneBeacon's interest in the Turtle Fund on the date of sale. Prior to the sale, the Turtle Fund was consolidated by OneBeacon.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Commitments and Contingencies
Leases
OneBeacon leases certain office space under noncancellable operating leases expiring at various dates through 2021. Net rental expense for all of OneBeacon's locations was approximately $11.5 million, $9.7 million and $13.1 million, respectively, for the years ended December 31, 2013, 2012 and 2011. OneBeacon's future annual minimum rental payments required under noncancellable leases primarily for office space are $6.6 million, $5.8 million, $5.5 million, $4.6 million and $7.6 million for 2014, 2015, 2016, 2017 and 2018 and thereafter, respectively. As of December 31, 2012 and 2011 OneBeacon had $0.1 million and $1.4 million, respectively, net of anticipated sub-lease income for leased space which OneBeacon has ceased using and had none accrued as of December 31, 2013.
As described in Note 1, in December 2011, the Company sold the majority of its fixed assets and capitalized software. The Company entered into lease financing arrangements with US Bancorp and Fifth Third whereby it sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. The Company then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. The Company received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, the Company will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer back to it. As of December 31, 2013 and 2012, the Company had a capital lease obligation of $12.5 million and $18.2 million, respectively, included within other liabilities and a capital lease asset of $10.9 million and $16.1 million, respectively, included within other assets. The underlying assets will continue to be depreciated over their respective useful lives. OneBeacon's future annual minimum rental payments are $5.3 million for each of the years ended December 31, 2014 and 2015 and $1.9 million for the year ended December 31, 2016.
OneBeacon also has various other lease obligations which are immaterial in the aggregate.
Other Investments
OneBeacon has future binding commitments to fund certain limited partnership investments which do not have fixed funding dates and totaled $12.1 million as of December 31, 2013.
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
Guaranty Funds
Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. OneBeacon's insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, OneBeacon will monitor other insurance company insolvencies and will accrue a liability when such losses are determined to be probable and the assessment amounts can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. At December 31, 2013, the reserve for such assessments at OneBeacon's insurance subsidiaries totaled $13.0 million.
Legal Contingencies
OneBeacon, and the insurance and reinsurance industry in general, is routinely subject to claims-related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or directly relate to, claims activity. OneBeacon's estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE. See Note 3—"Unpaid Loss and Loss Adjustment Expense (LAE) Reserves."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Commitments and Contingencies

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
The following summarizes significant ongoing non-claims related litigation or arbitration as of December 31, 2013:
Deutsche Bank Litigation
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon and OneBeacon-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the LBO.
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs have filed a notice of appeal.
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noterholder Action. The Committee Action will proceed upon the lifting of the stay and a scheduling order from the court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. Earnings per Share
Basic and diluted earnings per share amounts are based on the weighted average number of common shares outstanding, including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.
The following table outlines the Company's computation of earnings per share for net income from continuing operations attributable to OneBeacon's common shareholders for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Earnings attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders	$146.0	$96.1	$103.9
Allocation of income for participating unvested restricted common shares	(1.4)	(0.9)	(0.4)
Dividends paid on participating restricted common shares	(0.8)	(0.8)	(1.0)
Total allocation to restricted common shares	(2.2)	(1.7)	(1.4)
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$143.8	$94.4	$102.5

Undistributed (over-distributed) net earnings (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$143.8	$94.4	$102.5
Dividends paid, net of restricted common share amounts	(79.4)	(79.3)	(173.8)
Total undistributed (over-distributed) net earnings, net of restricted common share amounts	$64.4	$15.1	$(71.3)

Earnings per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.4	95.4	94.8
Weighted average unvested restricted common shares(1)	(0.9)	(0.9)	(0.4)
Basic and diluted earnings per share denominator(2)	94.5	94.5	94.4

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income from continuing operations attributable to OneBeacon's common shareholders	$1.52	$1.00	$1.08
Dividends declared and paid	(0.84)	(0.84)	(1.84)
Undistributed (over-distributed) earnings	$0.68	$0.16	$(0.76)
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event (see Note 9).

(2)
Common shares issuable upon exercise of stock options (Note 9) were not included in the years ended December 31, 2012 and 2011 as their inclusion would be anti-dilutive. There were no options outstanding during the year ended December 31, 2013, as the remaining outstanding options expired unexercised during the year ended December 31, 2012.

Basic and diluted income (loss) per share amounts for discontinued operations are included in Note 19—"Discontinued Operations."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. Share Repurchase Authorization
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the years ended December 31, 2013, 2012 and 2011, no shares were repurchased. The amount of authorization remaining is $87.7 million.
NOTE 19. Discontinued Operations
Runoff Business
As described in Note 1 and Note 2, in October 2012, OneBeacon entered into the Stock Purchase Agreement with respect to the sale of its Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, at closing, OneBeacon will transfer to Armour all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the business as well as certain elements of the Runoff Business infrastructure, including staff and office space. Additionally, as part of the Runoff Transaction, OneBeacon may provide, under certain scenarios, financing in the form of surplus notes.
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
The Pennsylvania Insurance Department (“PID”) is required to conduct an examination of the Runoff Business as part of its regulatory review of the Runoff Transaction. Pursuant to this examination, the PID required a third party actuarial review to provide an independent actuarial assessment of the loss reserves associated with the Runoff Business, which is a normal requirement associated with such examinations. The independent actuarial review was completed in September 2013, at which time the PID posted the summary review to its web site. The independent actuarial review produced a range of total statutory net loss and LAE reserves of $215 million to $668 million as of March 31, 2013. This compared to the Company’s recorded statutory net loss and LAE reserves of $166 million as of March 31, 2013. Since March 31, 2013, the Company increased the Runoff Business loss and LAE reserves by $78.9 million.
During the fourth quarter of 2013, and as part of the Company's annual certification process, the Company completed a comprehensive actuarial analysis of the non-A&E loss and LAE reserves associated with the Runoff Business. In addition to the Company's internal actuaries taking into account the differing assumptions, methods, and analyses produced by the independent actuarial review and other factors, management considered other sources of information, including runoff claims staffing models and related costs. For A&E reserve estimates associated with the Runoff Business, the Company primarily relies on the internal study of its legacy A&E exposures completed in 2011 and on its subsequent monitoring of quarterly A&E activity, including the comparison of that activity against what was assumed in that most recent study.
As a result of the comprehensive actuarial analysis conducted by the Company's actuaries during the fourth quarter of 2013, the Company recorded $71.5 million of unfavorable prior year non-A&E loss and LAE development related to the Runoff Business. The increase in loss reserves was concentrated in the workers compensation, personal auto liability, and excess liability lines of business. In addition, the Company increased its estimate of adjusting and other expenses, a component of LAE reserves. The Company has not revised its estimate of net ultimate A&E payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Workers compensation unpaid loss reserves increased by $36.6 million due to changes in how the Company evaluates various estimated settlement rates, mortality, and medical inflation assumptions. These three key assumptions, which were previously evaluated implicitly as part of overall case incurred activity, were separately analyzed and then explicitly reviewed under varying assumptions and an array of resulting reserve estimates, to generate an actuarial indication which management selected for its best estimate. For personal auto liability, a $16.9 million loss provision was recorded based on a ground-up analysis of unlimited medical automobile no-fault claims from the 1970s and 1980s, which produced a range of estimates at varying medical inflation rates. The remaining $5.4 million loss reserve increase was driven by adverse prior year loss development recorded on a few large excess liability claims. Finally, the Company recorded a provision to increase its LAE reserves by $12.6 million for adjusting and other expenses due to a change in assumptions of staff efficiency associated with handling and settling runoff claims.
For the full year 2013, the Company recorded $78.9 million loss and LAE provision for the Runoff Business, which includes a $7.4 million increase in loss and LAE reserves recorded in the second quarter of 2013. The $78.9 million loss and LAE adverse development recorded in 2013 was partially offset by other revenue of $7.8 million associated with a settlement award in the second quarter of 2013 in the Safeco v. American International Group, Inc. (AIG) class action related to AIG's alleged underreporting of workers' compensation premiums to the National Workers' Compensation Reinsurance Pool.
As of December 31, 2013, the recorded net unpaid loss and LAE reserves associated with the Runoff Business totaled $188.4 million. Management believes that the recorded net loss and LAE reserves reflect a reasonable provision for expected future loss and LAE payments and represent management’s best estimate within a range of reasonable estimates.
The $71.5 million ($46.5 million after tax) increase in Runoff Business loss and LAE reserves was recorded in the fourth quarter of 2013 as a component of discontinued operations and offset by an equal after tax amount which decreased the estimated ultimate loss on sale of the Runoff Business. The terms of the Stock Purchase Agreement prescribe that the buyer has assumed the risk that loss and LAE reserves develop unfavorably from September 30, 2012 onward, resulting in the offset.
During the fourth quarter of 2013, the Company also increased the estimated pre-tax transaction costs associated with the Runoff Transaction which was partially offset by the accretion of interest on the original purchase price and, coupled with the $46.5 million after tax provision for loss and LAE, resulted in a $46.6 million after-tax reduction in the ultimate loss on sale from discontinued operations in the fourth quarter and full year ended December 31, 2013. This reduction in the ultimate loss on sale was essentially offset by a $46.6 million after tax loss included in loss from discontinued operations for the fourth quarter, driven by the adverse reserve development. The Company's current estimated ultimate loss on sale of the Runoff Business is $69.0 million pre-tax, or $44.9 million after tax.
Although the Stock Purchase Agreement stipulates the amount of reserves and surplus to be transferred to Armour at closing, the PID may require additional reserves and/or surplus as a closing condition. In that event, and to respond to such a closing condition, the Stock Purchase Agreement provides that the Company would invest in surplus notes issued by the transferring companies, subject to certain limits on the amount of surplus notes issued. The Company believes that the transferred reserves and surplus plus the funding requirements/limitations agreed to in the Stock Purchase Agreement cover the full range of claim projections produced in the independent actuarial review. Currently, we expect to provide financing by way of surplus notes in an amount that falls under the provisions of the Stock Purchase Agreement.
In October 2013, OneBeacon and Armour amended the Stock Purchase Agreement to extend the date by which either party may terminate the Stock Purchase Agreement to July 31, 2014. If the required regulatory approval to close the Runoff Transaction has not been obtained on or prior to July 31, 2014, either OneBeacon or Armour may unilaterally extend the termination date of the Stock Purchase Agreement by no more than 90 days. The Company expects the Runoff Transaction to close in mid-2014.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Discontinued Operations

Summary of Reclassified Balances and Related Items
As of December 31, 2013 and 2012, the Runoff Transaction met the criteria for held for sale accounting. As a result, the assets and liabilities associated with the businesses being sold, after effecting the various steps contemplated by the Stock Purchase Agreement, are presented separately as single line items in the asset and liability sections of the consolidated balance sheets as of December 31, 2013 and 2012. The following summarizes the major categories of assets and liabilities associated with the business classified as held for sale:

	December 31,
	2013	2012
	($ in millions)
Assets:
Investments	$236.3	$338.1
Premiums receivable	9.1	11.0
Reinsurance recoverable on unpaid losses(1)	1,604.7	1,840.8
Reinsurance recoverable on paid losses	10.7	15.6
Net deferred tax asset	3.3	5.1
Other assets	16.0	16.2
Total assets held for sale	$1,880.1	$2,226.8

Liabilities:
Unpaid loss and loss adjustment expense reserves(1)	$1,793.1	$2,052.6
Unearned premiums	0.2	0.5
Ceded reinsurance payable	12.3	21.9
Other liabilities(2)	74.5	151.8
Total liabilities held for sale	$1,880.1	$2,226.8
_______________________________________________________________________________

(1)
The December 31, 2013 and 2012 balances include the remaining purchase accounting fair value adjustments of $136.9 million and $150.1 million, respectively, relating to the OneBeacon Acquisition. As of December 31, 2013 and 2012, reinsurance recoverable on unpaid losses, gross of purchase accounting adjustments, were $1,741.6 million and $1,990.9 million, respectively, and unpaid loss and LAE reserves, gross of purchase accounting adjustments, were $1,930.0 million and $2,202.7 million for each period.

(2)	Other liabilities as of December 31, 2013 and 2012 include the accrual related to the pre-tax loss on sale of the Runoff Business of $69.0 million and $140.7 million, respectively.
As described in Note 1 and Note 2, the results of operations for the Runoff Business and AutoOne have been classified as discontinued operations and are presented as such, net of related income taxes, in the statements of operations and comprehensive income (loss) and cash flows for all periods. Investing and financing activities for OneBeacon are managed on a consolidated basis reported within the Investing, Financing and Corporate segment. Therefore, no investment or financing activity is included in discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Discontinued Operations

The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Year ended December 31,
	2013	2012	2011
	($ in millions)
Net written premiums	$0.4	$3.5	$58.0
Revenues
Earned premiums	$0.8	$10.6	$70.5
Other revenue	6.3	—	1.7
Total revenues	7.1	10.6	72.2
Expenses
Loss and loss adjustment expenses	78.9	48.4	89.5
Policy acquisition expenses (benefit)	—	(2.1)	5.3
Other underwriting expenses	(0.2)	1.7	22.8
Total expenses	78.7	48.0	117.6
Pre-tax loss	(71.6)	(37.4)	(45.4)
Income tax benefit	25.0	13.1	15.8
Loss from discontinued operations, net of tax	(46.6)	(24.3)	(29.6)
Gain (loss) from sale of discontinued operations, net of tax	46.6	(91.0)	(19.2)
Net loss from discontinued operations, net of tax	$—	$(115.3)	$(48.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Discontinued Operations

Loss per Share Related to Discontinued Operations
Basic loss per share amounts are based on the weighted average number of common shares outstanding including unvested restricted shares that are considered participating securities. Diluted loss per share amounts are based on the weighted average number of common shares including unvested restricted shares and the net effect of potentially dilutive common shares outstanding.
The following table outlines the computation of loss per share for discontinued operations attributable to OneBeacon's common shareholders for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Loss attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net loss from discontinued operations attributable to OneBeacon's common shareholders	$—	$(115.3)	$(48.8)
Allocation of loss for participating unvested restricted common shares	—	1.1	0.2
Net loss from discontinued operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$—	$(114.2)	$(48.6)

Loss per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.4	95.4	94.8
Weighted average unvested restricted common shares(1)	(0.9)	(0.9)	(0.4)
Basic and diluted loss per share denominator(2)	94.5	94.5	94.4

Loss per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net loss from discontinued operations attributable to OneBeacon's common shareholders per share	$—	$(1.21)	$(0.50)
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

(2)
Common shares issuable upon exercise of stock options (Note 9) were not included in the years ended December 31, 2012 and 2011 as their inclusion would be anti-dilutive. There were no options outstanding during the year ended December 31, 2013, as the remaining outstanding options expired unexercised during the year ended December 31, 2012.

Additional Disclosures
Due to the relative significance of the transactions described above, OneBeacon has expanded the disclosures herein to provide additional insight into the balances and related activity reclassified to held for sale and discontinued operations.
Results of Discontinued Operations
For the full year 2013, the Company recorded $78.9 million loss and LAE provision for the Runoff Business, which includes a $7.4 million increase in loss and LAE reserves recorded in the second quarter of 2013. The $78.9 million loss and LAE adverse development recorded in 2013 was partially offset by other revenue of $7.8 million associated with a settlement award in the second quarter of 2013 in the Safeco v. American International Group, Inc. (AIG) class action related to AIG's alleged underreporting of workers' compensation premiums to the National Workers' Compensation Reinsurance Pool.
As of December 31, 2013, the recorded net unpaid loss and LAE reserves associated with the Runoff Business totaled $188.4 million. Management believes that the recorded net loss and LAE reserves reflect a reasonable provision for expected future loss and LAE payments and represent management’s best estimate within a range of reasonable estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Discontinued Operations

The $71.5 million ($46.5 million after tax) increase in Runoff Business loss and LAE reserves was recorded in the fourth quarter of 2013 as a component of discontinued operations and offset by an equal after tax amount which decreased the estimated ultimate loss on sale of the Runoff Business. The terms of the Stock Purchase Agreement prescribe that the buyer has assumed the risk that loss and LAE reserves develop unfavorably from September 30, 2012 onward, resulting in the offset.
During the fourth quarter of 2013, the Company also increased the estimated pre-tax transaction costs associated with the Runoff Transaction which was partially offset by the accretion of interest on the original purchase price and, coupled with the $46.5 million after tax provision for loss and LAE, resulted in a $46.6 million after-tax reduction in the ultimate loss on sale from discontinued operations in the fourth quarter and full year ended December 31, 2013. This reduction in the ultimate loss on sale was essentially offset by a $46.6 million after tax loss included in loss from discontinued operations for the fourth quarter, driven by the adverse reserve development. The Company's current estimated ultimate loss on sale of the Runoff Business is $69.0 million pre-tax, or $44.9 million after tax.
Loss from discontinued operations, net of tax, was $24.3 million for 2012, driven by adverse development related to losses incurred on a legacy assumed reinsurance treaty, case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. In addition, $9.0 million of after tax ($15.2 million of pre-tax) incurred loss and LAE, reported as adverse loss development, was related to a change in the workers' compensation tabular discount rate. For the year ended December 31, 2012, management evaluated the interest rate used in calculating the workers' compensation discount, consistent with prior years, and as a result lowered the rate from 4.5% to 3.5% during 2012, resulting in an increase of $15.2 million to the reserves. The discount rate remained unchanged at 3.5% for 2013.
For the year ended December 31, 2012, OneBeacon recognized a loss on sale of discontinued operations of $91.0 million in connection with the Runoff Transaction and AutoOne Transaction. During the year ended December 31, 2012, the Company recorded a $91.5 million after tax ($140.7 million pre-tax) estimated loss on sale of the Runoff Business. Also during the year ended December 31, 2012, OneBeacon and Interboro reached conclusion on post-closing adjustments to the closing balance sheet resulting in OneBeacon recording a net gain of $0.5 million after tax, reflecting a true up of the estimated loss on sale of AutoOne.
During the year ended December 31, 2011, OneBeacon recorded a net charge of $29.6 million pre-tax, $19.2 million after tax, driven by adverse loss reserve development resulting from a detailed review of run-off expenses, which factored in the revised definition of run-off claims to include the non-specialty commercial lines business, and reflecting the estimated loss on sale of the AutoOne business, which included the $25.0 million of net assets held for sale as well as estimates for transaction costs. This after tax net charge is included in loss from sale of discontinued operations, net of tax, in the statement of operations and comprehensive income for the year ended December 31, 2011.
Fair Value Adjustment
In connection with purchase accounting for the OneBeacon Acquisition, the Company was required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables. Loss and LAE reserves and the related reinsurance recoverable presented in the summary of reclassified balances within assets and liabilities held for sale as of December 31, 2013 and 2012, are net of $136.9 million and $150.1 million, respectively, related to the outstanding pre-tax unaccreted adjustment.
Asbestos and Environmental (A&E) Loss and LAE Reserve Activity
OneBeacon's reserves include provisions made for claims that assert damages from A&E related exposures. These reserves have been reclassified to liabilities held for sale as of December 31, 2013 and 2012, as they are part of the Runoff Business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Discontinued Operations

The following tables summarize reported A&E loss and LAE reserve activities (gross and net of reinsurance) for OneBeacon for the years ended December 31, 2013, 2012 and 2011, respectively.

	Year ended December 31,
	2013			2012			2011
	Gross	Pre- NICO Net(1)	Net	Gross	Pre- NICO Net(1)	Net	Gross	Pre- NICO Net(1)	Net
	($ in millions)
Asbestos:
Beginning balance	$929.4	$602.5	$2.4	$1,074.3	$681.2	$2.2	$904.0	$647.3	$6.4
Incurred loss and LAE (2)	—	—	—	(0.3)	(0.5)	(0.5)	256.8	32.2	(4.0)
Paid loss and LAE (2)	(84.3)	(79.3)	(0.5)	(144.6)	(78.2)	0.7	(86.5)	1.7	(0.2)
Ending balance (3)	$845.1	$523.2	$1.9	$929.4	$602.5	$2.4	$1,074.3	$681.2	$2.2
Environmental:
Beginning balance	$233.0	$125.4	$6.4	$279.8	$151.6	$9.0	$119.0	$93.8	$9.2
Incurred loss and LAE (2)	—	—	—	(0.9)	(0.5)	(0.5)	231.8	62.2	10.0
Paid loss and LAE (2)	(64.3)	(33.0)	(2.6)	(45.9)	(25.7)	(2.1)	(71.0)	(4.4)	(10.2)
Ending balance (3)	$168.7	$92.4	$3.8	$233.0	$125.4	$6.4	$279.8	$151.6	$9.0
Total asbestos and environmental:
Beginning balance	$1,162.4	$727.9	$8.8	$1,354.1	$832.8	$11.2	$1,023.0	$741.1	$15.6
Incurred loss and LAE (2)	—	—	—	(1.2)	(1.0)	(1.0)	488.6	94.4	6.0
Paid loss and LAE (2)	(148.6)	(112.3)	(3.1)	(190.5)	(103.9)	(1.4)	(157.5)	(2.7)	(10.4)
Ending balance (3)	$1,013.8	$615.6	$5.7	$1,162.4	$727.9	$8.8	$1,354.1	$832.8	$11.2
__________________________________

(1)	Represents A&E reserve activity, net of third-party reinsurance, but prior to the NICO Cover (defined below).

(2)	Substantially all of the paid and incurred loss and LAE for all periods presented relate to the Runoff Business.

(3)
The ending balances presented include the unpaid A&E loss and LAE reserves, substantially all of which are related to the Runoff Business. The net unpaid loss and LAE reserves reclassified as liabilities held for sale on the December 31, 2013 and 2012 balance sheets for Asbestos were $1.9 million and $2.4 million, respectively; Environmental were $3.8 million and $6.4 million, respectively; and total A&E were $5.7 million and $8.8 million, respectively.

Reinsurance
As described in Note 4—"Reinsurance," in the normal course of business, OneBeacon's insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third-party reinsurers. OneBeacon remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.
In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts from subsidiaries of Berkshire Hathaway Inc.: a reinsurance contract with National Indemnity Company (“NICO”) for up to $2.5 billion in old A&E claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee.
NICO Cover
Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the underlying Third Party Recoverables serve to protect the $2.5 billion limit of NICO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Discontinued Operations

coverage for the benefit of OneBeacon. Any amounts uncollectible from third-party reinsurers due to dispute or the reinsurers' financial inability to pay are covered by NICO under its agreement with OneBeacon. Third-Party Recoverables are typically for the amount of loss in excess of a stated level each year. Of claim payments in the past 14 years, approximately 45.8% of A&E losses have been recovered under the historical third-party reinsurance.
During 2011, OneBeacon completed a study of its legacy A&E exposures. Reasonable estimates of potential adverse scenarios continue to be within the $2.5 billion reinsurance cover issued by NICO. Based on the results of the study, OneBeacon increased the central estimate of incurred losses ceded to NICO from $2.2 billion to $2.3 billion, an increase of $121.9 million, net of underlying reinsurance. Due to the NICO Cover, there was no impact to income or equity from the change in estimate. The Company reviews A&E activity each quarter and compares that activity to what was assumed in the most recently completed A&E study. Through December 31, 2013, that activity has been in line with expectations, so the Company has not revised its estimate of ultimate payments.
OneBeacon estimates that on an incurred basis it has used approximately $2.3 billion of the coverage provided by NICO at December 31, 2013. Since entering into the NICO Cover, approximately 10% of the $2.3 billion of utilized coverage relates to uncollectible Third-Party Recoverables and settlements on Third-Party Recoverables through December 31, 2013. Net losses paid totaled approximately $1.6 billion as of December 31, 2013. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third-Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover at December 31, 2013.
OneBeacon's reserves for A&E losses at December 31, 2013 represent management's best estimate of its ultimate liability based on information currently available. However, significant uncertainties, including but not limited to case law developments, medical and clean up cost increases and industry settlement practices, limit OneBeacon's ability to accurately estimate ultimate liability and OneBeacon may be subject to A&E losses beyond currently estimated amounts. In addition, OneBeacon remains liable for risks reinsured in the event that a reinsurer does not honor its obligations under reinsurance contracts. OneBeacon cannot reasonably estimate at the present time loss reserve additions arising from any such future adverse loss reserve developments and cannot be sure that allocated loss reserves, plus the remaining capacity under the NICO Cover and other reinsurance contracts, will be sufficient to cover additional liability arising from any such adverse loss reserve developments.
GRC Cover
Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal. As of December 31, 2013, OneBeacon has ceded estimated incurred losses of $562.0 million to GRC under the GRC Cover. As of December 31, 2013, OneBeacon has $369.7 million of reinsurance recoverable on unpaid losses outstanding under the GRC Cover.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Discontinued Operations

The effects of reinsurance on OneBeacon's insurance subsidiaries' written and earned premiums and on incurred loss and LAE related to discontinued operations were as follows:

	Year ended December 31,
	2013	2012	2011(1)
	($ in millions)
Written premiums:
Direct	$0.2	$5.8	$56.2
Assumed	0.2	(0.1)	(0.9)
Ceded	—	(2.2)	2.7
Net written premiums	$0.4	$3.5	$58.0

Earned premiums:
Direct	$0.4	$12.1	$169.8
Assumed	0.4	0.9	0.8
Ceded	—	(2.4)	(100.1)
Net earned premiums	$0.8	$10.6	$70.5

Loss and LAE:
Direct	$82.0	$52.8	$656.3
Assumed	5.2	14.5	26.8
Ceded	(8.3)	(18.9)	(593.6)
Net loss and LAE	$78.9	$48.4	$89.5
__________________________________

(1)
During the year ended December 31, 2011, OneBeacon ceded written premiums of $0.6 million, earned premiums of $96.6 million, and loss and LAE of $62.3 million, pursuant to the sale of the renewal rights to the Company's non-specialty commercial lines business in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Discontinued Operations

At December 31, 2013, OneBeacon had $10.7 million of reinsurance recoverable on paid losses and $1,741.6 million (gross of $136.9 million in purchase accounting adjustments, as described above) that will become recoverable if claims are paid in accordance with current reserve estimates, related to the Runoff Business that have been reclassified to assets held for sale. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table provides a listing of the top reinsurers related to the Runoff Business reported in assets held for sale, excluding industry pools and associations, based on reinsurance recoverable amounts on paid and unpaid losses, the percentage of the total reported as held for sale (gross of the $136.9 million in purchase accounting adjustment), and the reinsurers' A.M. Best ratings.

($ in millions)	Balance at December 31, 2013	% of total	A.M. Best Rating(1)
National Indemnity Company ("NICO") and General Reinsurance Corporation(2)	$1,243.7	71%	A++
Hanover Insurance Company	43.9	3%	A
Tokio Marine and Nichido Fire(3)	26.2	1%	A++
Munich Reinsurance America	16.3	1%	A+
Tower Insurance Company	10.2	1%	B(4)
_______________________________________________________________________________

(1)
A.M. Best ratings as detailed above are: “A++” (Superior, which is the highest of sixteen financial strength ratings), “A+” (Superior, which is the second highest of sixteen financial strength ratings), “A” (Excellent, which is the third highest of sixteen financial strength ratings) and “B” (Fair, which is the seventh highest of sixteen financial strength ratings).

(2)	Includes $198.3 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers.

(3)	Excludes $21.8 million of reinsurance recoverables from the various reinsurers that are guaranteed by Tokio Marine and Nichido Fire.

(4)	Under review with developing implications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH. The following tables present OneBeacon's consolidating balance sheets as of December 31, 2013 and 2012, and statements of operations and comprehensive income and cash flows for the years ended December 31, 2013, 2012 and 2011. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of December 31, 2013		(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,725.4	$—	$(24.5)	$1,700.9
Short-term investments, at amortized cost (which approximates fair value)	13.0	140.0	4.0	—	157.0
Common equity securities, at fair value	—	336.9	—	—	336.9
Convertible fixed maturity investments, at fair value	—	30.5	—	—	30.5
Other investments	—	139.6	—	—	139.6
Total investment securities	13.0	2,372.4	4.0	(24.5)	2,364.9
Cash	—	166.6	1.5	—	168.1
Reinsurance recoverables	—	89.9	—	—	89.9
Premiums receivable	—	228.2	—	—	228.2
Deferred acquisition costs	—	103.7	—	—	103.7
Net deferred tax asset	—	93.1	(2.4)	(0.1)	90.6
Investment income accrued	—	10.3	—	(0.2)	10.1
Accounts receivable on unsettled investment sales	—	3.3	—	—	3.3
Investments in subsidiaries	1,092.0	—	1,034.9	(2,126.9)	—
Other assets	(0.8)	272.4	1.1	—	272.7
Assets held for sale	—	1,880.1	—	—	1,880.1
Total assets	$1,104.2	$5,220.0	$1,039.1	$(2,151.7)	$5,211.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,054.3	$—	$—	$1,054.3
Unearned premiums	—	544.9	—	—	544.9
Debt	—	—	299.7	(25.0)	274.7
Accounts payable on unsettled investment purchases	—	11.6	—	—	11.6
Other liabilities	(0.1)	335.0	3.9	(0.2)	338.6
Liabilities held for sale	—	1,880.1	—	—	1,880.1
Total liabilities	(0.1)	3,825.9	303.6	(25.2)	4,104.2
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,104.3	1,391.0	735.5	(2,126.5)	1,104.3
Total noncontrolling interests	—	3.1	—	—	3.1
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,104.3	1,394.1	735.5	(2,126.5)	1,107.4
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,104.2	$5,220.0	$1,039.1	$(2,151.7)	$5,211.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 20. Consolidating Financial Information

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of December 31, 2012		(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,602.4	$16.6	$(25.7)	$1,593.3
Short-term investments, at amortized cost (which approximates fair value)	2.7	169.9	60.2	—	232.8
Common equity securities, at fair value	—	259.0	—	—	259.0
Convertible fixed maturity investments, at fair value	—	62.6	—	—	62.6
Other investments	—	143.8	—	—	143.8
Total investment securities	2.7	2,237.7	76.8	(25.7)	2,291.5
Cash	—	43.9	—	—	43.9
Reinsurance recoverables	—	110.6	—	—	110.6
Premiums receivable	—	225.6	—	—	225.6
Deferred acquisition costs	—	123.9	—	—	123.9
Net deferred tax asset	—	140.2	(2.5)	0.1	137.8
Investment income accrued	—	12.3	—	(0.2)	12.1
Accounts receivable on unsettled investment sales	—	1.4	0.7	—	2.1
Investments in subsidiaries	1,012.4	—	1,062.6	(2,075.0)	—
Other assets	0.3	219.8	7.1	—	227.2
Assets held for sale	—	2,226.8	—	—	2,226.8
Total assets	$1,015.4	$5,342.2	$1,144.7	$(2,100.8)	$5,401.5
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,000.0	$—	$—	$1,000.0
Unearned premiums	—	573.8	—	—	573.8
Debt	—	—	299.6	(24.9)	274.7
Accounts payable on unsettled investment purchases	—	6.2	—	—	6.2
Other liabilities	0.9	295.9	6.0	(0.1)	302.7
Liabilities held for sale	—	2,226.8	—	—	2,226.8
Total liabilities	0.9	4,102.7	305.6	(25.0)	4,384.2
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,014.5	1,236.7	839.1	(2,075.8)	1,014.5
Total noncontrolling interests	—	2.8	—	—	2.8
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,014.5	1,239.5	839.1	(2,075.8)	1,017.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,015.4	$5,342.2	$1,144.7	$(2,100.8)	$5,401.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 20. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2013	(in millions)
Revenues
Earned premiums	$—	$1,120.4	$—	$—	$1,120.4
Net investment income (expense)	—	42.6	(0.3)	(1.2)	41.1
Net realized and change in unrealized investment gains	—	48.9	(0.7)	1.2	49.4
Net other revenues	—	31.2	—	—	31.2
Total revenues	—	1,243.1	(1.0)	—	1,242.1
Expenses
Loss and loss adjustment expenses	—	622.1	—	—	622.1
Policy acquisition expenses	—	208.9	—	—	208.9
Other underwriting expenses	—	204.8	—	—	204.8
General and administrative expenses	5.0	7.1	(0.1)	—	12.0
Interest expense	—	—	14.2	(1.2)	13.0
Total expenses	5.0	1,042.9	14.1	(1.2)	1,060.8
Pre-tax (loss) income from continuing operations	(5.0)	200.2	(15.1)	1.2	181.3
Income tax benefit (expense)	0.1	(40.4)	6.2	(0.2)	(34.3)
Net (loss) income from continuing operations	(4.9)	159.8	(8.9)	1.0	147.0
Loss from discontinued operations, net of tax	—	(46.6)	—	—	(46.6)
Gain from sale of discontinued operations, net of tax	—	46.6	—	—	46.6
(Loss) income before equity in earnings of unconsolidated affiliates	(4.9)	159.8	(8.9)	1.0	147.0
Equity in earnings of subsidiaries, net of tax	150.9	—	134.7	(285.6)	—
Net income including noncontrolling interests	146.0	159.8	125.8	(284.6)	147.0
Less: Net income attributable to noncontrolling interests	—	(1.0)	—	—	(1.0)
Net income attributable to OneBeacon's common shareholders	146.0	158.8	125.8	(284.6)	146.0
Net change in benefit plan assets and obligations, net of tax	20.6	—	20.6	(20.6)	20.6
Comprehensive income attributable to OneBeacon's common shareholders	$166.6	$158.8	$146.4	$(305.2)	$166.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 20. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2012	(in millions)
Revenues
Earned premiums	$—	$1,132.0	$—	$—	$1,132.0
Net investment income	—	56.2	0.4	(3.0)	53.6
Net realized and change in unrealized investment gains	—	56.5	(1.4)	0.6	55.7
Net other revenues (expenses)	—	6.6	(7.1)	—	(0.5)
Total revenues	—	1,251.3	(8.1)	(2.4)	1,240.8
Expenses
Loss and loss adjustment expenses	—	650.0	—	—	650.0
Policy acquisition expenses	—	249.4	—	—	249.4
Other underwriting expenses	—	205.2	—	—	205.2
General and administrative expenses	5.4	7.4	0.6	—	13.4
Interest expense	—	—	19.7	(2.8)	16.9
Total expenses	5.4	1,112.0	20.3	(2.8)	1,134.9
Pre-tax (loss) income from continuing operations	(5.4)	139.3	(28.4)	0.4	105.9
Income tax benefit (expense)	0.1	(18.6)	10.1	—	(8.4)
Net (loss) income from continuing operations	(5.3)	120.7	(18.3)	0.4	97.5
Loss from discontinued operations, net of tax	—	(24.3)	—	—	(24.3)
Loss from sale of discontinued operations, net of tax	—	(91.0)	—	—	(91.0)
Net (loss) income before equity in earnings of unconsolidated affiliates	(5.3)	5.4	(18.3)	0.4	(17.8)
Equity in loss of subsidiaries, net of tax	(13.9)	—	(28.9)	42.8	—
Net (loss) income including noncontrolling interests	(19.2)	5.4	(47.2)	43.2	(17.8)
Less: Net income attributable to noncontrolling interests	—	(1.4)	—	—	(1.4)
Net (loss) income attributable to OneBeacon's common shareholders	(19.2)	4.0	(47.2)	43.2	(19.2)
Net change in benefit plan assets and obligations, net of tax	(2.9)	—	(2.9)	2.9	(2.9)
Comprehensive (loss) income attributable to OneBeacon's common shareholders	$(22.1)	$4.0	$(50.1)	$46.1	$(22.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 20. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2011	(in millions)
Revenues
Earned premiums	$—	$1,012.2	$—	$—	$1,012.2
Net investment income	—	72.7	0.5	(1.8)	71.4
Net realized and change in unrealized investment gains	—	10.0	(0.1)	0.7	10.6
Net other revenues (expense)	—	0.7	(13.1)	—	(12.4)
Total revenues	—	1,095.6	(12.7)	(1.1)	1,081.8
Expenses
Loss and loss adjustment expenses	—	548.3	—	—	548.3
Policy acquisition expenses	—	221.2	—	—	221.2
Other underwriting expenses	—	162.3	—	—	162.3
General and administrative expenses	5.1	4.1	0.6	—	9.8
Interest expense	—	—	22.1	(1.6)	20.5
Total expenses	5.1	935.9	22.7	(1.6)	962.1
Pre-tax (loss) income from continuing operations	(5.1)	159.7	(35.4)	0.5	119.7
Income tax (expense) benefit	(0.2)	(26.9)	12.4	(0.1)	(14.8)
Net (loss) income from continuing operations	(5.3)	132.8	(23.0)	0.4	104.9
Loss from discontinued operations, net of tax	—	(29.6)	—	—	(29.6)
Loss from sale of discontinued operations, net of tax	—	(19.2)	—	—	(19.2)
(Loss) income before equity in earnings of unconsolidated affiliates	(5.3)	84.0	(23.0)	0.4	56.1
Equity in earnings of subsidiaries, net of tax	60.4	—	50.9	(111.3)	—
Net income including noncontrolling interests	55.1	84.0	27.9	(110.9)	56.1
Less: Net income attributable to noncontrolling interests	—	(1.0)	—	—	(1.0)
Net income attributable to OneBeacon's common shareholders	55.1	83.0	27.9	(110.9)	55.1
Net change in benefit plan assets and obligations, net of tax	(11.2)	—	(11.2)	11.2	(11.2)
Comprehensive income attributable to OneBeacon's common shareholders	$43.9	$83.0	$16.7	$(99.7)	$43.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 20. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2013	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$146.0	$159.8	$125.8	$(284.6)	$147.0
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(150.9)	—	(134.7)	285.6	—
Net loss from discontinued operations	—	46.6	—	—	46.6
Net gain from sale of discontinued operations	—	(46.6)	—	—	(46.6)
Net realized and change in unrealized investment gains	—	(48.9)	0.7	(1.2)	(49.4)
Net realized gain on sale of business	—	(23.0)	—	—	(23.0)
Deferred income tax expense	—	12.7	(0.1)	0.2	12.8
Dividends received from subsidiaries	92.0	—	218.0	(310.0)	—
Other operating items:
Net change in loss and LAE reserves	—	54.3	—	—	54.3
Net change in unearned premiums	—	(28.9)	—	—	(28.9)
Net change in premiums receivable	—	(2.6)	—	—	(2.6)
Net change in reinsurance recoverable on paid and unpaid losses	—	20.7	—	—	20.7
Net change in other assets and liabilities	3.4	100.5	(29.4)	—	74.5
Net cash provided from operations—continuing operations	90.5	244.6	180.3	(310.0)	205.4
Net cash used for operations—discontinued operations	—	(76.7)	—	—	(76.7)
Net cash provided from operations	90.5	167.9	180.3	(310.0)	128.7
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(10.3)	26.3	56.2	—	72.2
Maturities of fixed maturity investments	—	223.7	21.5	—	245.2
Sales of fixed maturity investments	—	1,496.7	386.7	(483.4)	1,400.0
Sales of common equity securities	—	196.7	—	—	196.7
Sales of convertible fixed maturity investments	—	45.7	—	—	45.7
Return of capital and distributions of other investments	—	21.8	—	—	21.8
Purchases of fixed maturity investments	—	(1,787.2)	(393.2)	483.4	(1,697.0)
Purchases of common equity securities	—	(206.3)	—	—	(206.3)
Purchases of convertible fixed maturity investments	—	(14.4)	—	—	(14.4)
Contributions for other investments	—	(7.6)	—	—	(7.6)
Proceeds from sale of business	—	31.3	—	—	31.3
Net change in unsettled investment purchases and sales	—	4.1	—	—	4.1
Net acquisitions of property and equipment	—	(10.3)	—	—	(10.3)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	250.0	—	(250.0)	—
Net cash (used for) provided from investing activities—continuing operations	(10.3)	270.5	71.2	(250.0)	81.4
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash (used for) provided from investing activities	(10.3)	270.5	71.2	(250.0)	81.4
Cash flows from financing activities:
Cash dividends paid to common shareholders	(80.2)	—	—	—	(80.2)
Cash dividends paid to parent	—	(310.0)	—	310.0	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	—	(250.0)	250.0	—
Payments on capital lease obligation	—	(5.7)	—	—	(5.7)
Net cash used for financing activities—continuing operations	(80.2)	(315.7)	(250.0)	560.0	(85.9)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(80.2)	(315.7)	(250.0)	560.0	(85.9)
Net increase in cash during period	—	122.7	1.5	—	124.2
Cash reclassified to assets held for sale	—	—	—	—	—
Cash transferred with sale of business	—	—	—	—	—
Net increase after reclassification of cash to assets held for sale	—	122.7	1.5	—	124.2
Cash balance at beginning of period	—	43.9	—	—	43.9
Cash balance at end of period	$—	$166.6	$1.5	$—	$168.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 20. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2012	($ in millions)
Cash flows from operations:
Net (loss) income including noncontrolling interests	$(19.2)	$5.4	$(47.2)	$43.2	$(17.8)
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed loss from subsidiaries	13.9	—	28.9	(42.8)	—
Net loss from discontinued operations	—	24.3	—	—	24.3
Net loss from sale of discontinued operations	—	91.0	—	—	91.0
Net realized and change in unrealized investment gains	—	(56.5)	1.4	(0.6)	(55.7)
Net other realized losses	—	—	6.3	—	6.3
Net realized gain on sale of business	—	(4.4)	—	—	(4.4)
Deferred income tax expense	—	15.2	0.8	0.4	16.4
Dividends received from subsidiaries	83.0	15.5	160.1	(258.6)	—
Other operating items:
Net change in loss and LAE reserves	—	87.5	—	—	87.5
Net change in unearned premiums	—	48.4	—	—	48.4
Net change in premiums receivable	—	(14.6)	—	—	(14.6)
Net change in reinsurance recoverable on paid and unpaid losses	—	(3.1)	—	—	(3.1)
Net change in other assets and liabilities	2.3	(38.8)	1.1	(0.2)	(35.6)
Net cash provided from operations—continuing operations	80.0	169.9	151.4	(258.6)	142.7
Net cash used for operations—discontinued operations	—	(196.4)	—	—	(196.4)
Net cash provided from (used for) operations	80.0	(26.5)	151.4	(258.6)	(53.7)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	0.1	74.7	(60.2)	—	14.6
Maturities of fixed maturity investments	—	191.4	0.1	—	191.5
Sales of fixed maturity investments	—	1,783.9	24.6	(91.3)	1,717.2
Sales of common equity securities	—	114.8	23.1	(25.4)	112.5
Sales of convertible fixed maturity investments	—	33.1	7.6	(11.4)	29.3
Return of capital and distributions of other investments	—	63.9	—	—	63.9
Purchases of fixed maturity investments	—	(1,887.6)	(42.0)	67.1	(1,862.5)
Purchases of common equity securities	—	(90.1)	(26.8)	25.4	(91.5)
Purchases of convertible fixed maturity investments	—	(13.0)	(7.8)	11.4	(9.4)
Contributions for other investments	—	(44.9)	—	—	(44.9)
Proceeds from sale of business	—	15.0	—	—	15.0
Net change in unsettled investment purchases and sales	—	(18.2)	—	—	(18.2)
Net acquisitions of property and equipment	—	(1.8)	—	—	(1.8)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	28.7	—	(28.7)	—
Net cash provided from (used for) from investing activities—continuing operations	0.1	249.9	(81.4)	(52.9)	115.7
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash provided from (used for) investing activities	0.1	249.9	(81.4)	(52.9)	115.7
Cash flows from financing activities:
Issuance of debt	—	—	296.9	(25.0)	271.9
Repurchases of debt	—	—	(325.1)	49.2	(275.9)
Cash dividends paid to common shareholders	(80.1)	—	—	—	(80.1)
Cash dividends paid to parent	—	(243.1)	(15.5)	258.6	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	—	(28.7)	28.7	—
Payments on capital lease obligation	—	(4.9)	—	—	(4.9)
Proceeds on sale of OneBeacon Holdings (Luxembourg) S.à r.l.	—	14.0	—	—	14.0
Net cash used for financing activities—continuing operations	(80.1)	(234.0)	(72.4)	311.5	(75.0)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(80.1)	(234.0)	(72.4)	311.5	(75.0)
Net (decrease) in cash during period	—	(10.6)	(2.4)	—	(13.0)
Cash reclassified from assets held for sale	—	5.5	—	—	5.5
Cash transferred with sale of business	—	(3.5)	—	—	(3.5)
Net decrease after reclassification of cash to assets held for sale	—	(8.6)	(2.4)	—	(11.0)
Cash balance at beginning of period	—	52.5	2.4	—	54.9
Cash balance at end of period	$—	$43.9	$—	$—	$43.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 20. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2011	($ in millions)
Cash flows from operations:
Net income (loss) including noncontrolling interests	$55.1	$84.0	$27.9	$(110.9)	$56.1
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(60.4)	—	(50.9)	111.3	—
Net loss from discontinued operations	—	29.6	—	—	29.6
Net loss from sale of discontinued operations	—	19.2	—	—	19.2
Net realized and change in unrealized investment gains	—	(10.0)	0.1	(0.7)	(10.6)
Net other realized losses	—	(0.3)	12.0	—	11.7
Deferred income tax expense	—	31.3	0.1	0.2	31.6
Dividends received from subsidiaries	181.0	34.4	155.0	(370.4)	—
Other operating items:
Net change in loss and LAE reserves	—	69.2	—	—	69.2
Net change in unearned premiums	—	50.2	—	—	50.2
Net change in premiums receivable	—	(49.4)	—	—	(49.4)
Net change in reinsurance recoverable on paid and unpaid losses	—	(46.3)	—	—	(46.3)
Net change in other assets and liabilities	0.1	(92.1)	12.7	0.1	(79.2)
Net cash provided from operations—continuing operations	175.8	119.8	156.9	(370.4)	82.1
Net cash used for operations—discontinued operations	—	(200.6)	—	—	(200.6)
Net cash provided from (used for) operations	175.8	(80.8)	156.9	(370.4)	(118.5)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(1.0)	(55.7)	36.8	—	(19.9)
Maturities of fixed maturity investments	—	475.3	3.0	—	478.3
Sales of fixed maturity investments	—	1,406.7	139.8	(131.7)	1,414.8
Sales of common equity securities	—	101.9	—	—	101.9
Sales of convertible fixed maturity investments	—	37.1	—	—	37.1
Return of capital and distributions of other investments	—	38.6	—	—	38.6
Purchases of fixed maturity investments	—	(1,476.3)	(127.7)	131.7	(1,472.3)
Purchases of common equity securities	—	(88.5)	—	—	(88.5)
Purchases of convertible fixed maturity investments	—	(30.4)	—	—	(30.4)
Contributions for other investments	—	(10.8)	—	—	(10.8)
Net change in unsettled investment purchases and sales	—	13.5	—	—	13.5
Net acquisitions of property and equipment	—	(3.7)	—	—	(3.7)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	10.6	—	(10.6)	—
Net cash (used for) provided from investing activities—continuing operations	(1.0)	418.3	51.9	(10.6)	458.6
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash (used for) provided from investing activities	(1.0)	418.3	51.9	(10.6)	458.6
Cash flows from financing activities:
Repurchases of debt	—	—	(161.6)	—	(161.6)
Cash dividends paid to common shareholders	(174.8)	—	—	—	(174.8)
Cash dividends paid to parent	—	(336.0)	(34.4)	370.4	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	—	(10.6)	10.6	—
Payments on capital lease obligation	—	23.1	—	—	23.1
Net cash used for financing activities—continuing operations	(174.8)	(312.9)	(206.6)	381.0	(313.3)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(174.8)	(312.9)	(206.6)	381.0	(313.3)
Net increase in cash during period	—	24.6	2.2	—	26.8
Cash reclassified to assets held for sale	—	(5.5)	—	—	(5.5)
Net increase after reclassification of cash to assets held for sale	—	19.1	2.2	—	21.3
Cash balance at beginning of period	—	33.4	0.2	—	33.6
Cash balance at end of period	$—	$52.5	$2.4	$—	$54.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. Subsequent Events
On February 26, 2014, the Board declared a dividend of $0.21 per common share, payable on March 28, 2014 to shareholders of record on March 14, 2014.
NOTE 22. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data for 2013 and 2012 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods. Financial information for the prior periods has been reclassified to conform to this presentation.

	2013 Three months ended				2012 Three months ended
Millions, except per share amounts	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$348.3	$267.3	$311.5	$315.0	$316.4	$282.6	$346.3	$295.5
Expenses	260.2	270.3	275.6	254.7	248.8	270.2	287.1	328.8
Pre-tax income (loss) from continuing operations	88.1	(3.0)	35.9	60.3	67.6	12.4	59.2	(33.3)
Tax (expense) benefit	(19.8)	1.0	2.9	(18.4)	(13.5)	(0.4)	(14.2)	19.7
Net income (loss) from continuing operations	68.3	(2.0)	38.8	41.9	54.1	12.0	45.0	(13.6)
Income (loss) from discontinued operations, net of tax	0.5	(0.5)	0.3	(46.9)	(9.5)	0.5	(15.8)	0.5
Gain (loss) from sale of discontinued operations, net of tax	—	—	—	46.6	—	—	(91.0)	—
Net income (loss) including noncontrolling interests	68.8	(2.5)	39.1	41.6	44.6	12.5	(61.8)	(13.1)
Less: Net income attributable to noncontrolling interests	(0.4)	(0.4)	—	(0.2)	(0.6)	(0.2)	(0.4)	(0.2)
Net income (loss) attributable to OneBeacon's common shareholders	$68.4	$(2.9)	$39.1	$41.4	$44.0	$12.3	$(62.2)	$(13.3)
Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted:(1)
Net income (loss) from continuing operations per share	$0.71	$(0.03)	$0.41	$0.43	$0.56	$0.12	$0.47	$(0.15)
Loss from discontinued operations, net of tax, per share	—	—	—	(0.49)	(0.10)	—	(0.17)	0.01
Gain (loss) from sale of discontinued operations, net of tax, per share	—	—	—	0.49	—	—	(0.95)	—
Net income (loss) attributable to OneBeacon's common shareholders per share	$0.71	$(0.03)	$0.41	$0.43	$0.46	$0.12	$(0.65)	$(0.14)
(1) Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year.

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
We assessed the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2013. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, we have concluded that OneBeacon maintained effective internal control over financial reporting as of December 31, 2013.
PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2013 as stated in their report which appears on page F-83.

February 28, 2014

/s/ T. MICHAEL MILLER	/s/ PAUL H. MCDONOUGH
T. Michael Miller President and Chief Executive Officer (Principal Executive Officer)	Paul H. McDonough Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OneBeacon Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of OneBeacon Insurance Group, Ltd. and its subsidiaries (the "Company") at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing on page F-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
Boston, Massachusetts
February 28, 2014

SCHEDULE I
ONEBEACON INSURANCE GROUP, LTD.
SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
At December 31, 2013

	Amortized Cost	Fair Value	Carrying Value
	($ in millions)
Investments:
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$131.0	$131.1	$131.1
Corporate bonds and asset-backed securities	1,693.2	1,704.0	1,704.0
States, municipalities and political subdivisions	16.9	16.5	16.5
Foreign governments	2.0	2.3	2.3
Redeemable preferred stocks	78.3	83.3	83.3
Total fixed maturities(1)	1,921.4	1,937.2	1,937.2
Short-term investments	157.0	157.0	157.0
Common equity securities:
Banks, trust and insurance companies	66.6	83.3	83.3
Public utilities	8.3	8.3	8.3
Industrial, miscellaneous and other	192.3	245.3	245.3
Total common equity securities	267.2	336.9	336.9
Convertible fixed maturity investments	26.3	30.5	30.5
Other investments	104.7	139.6	139.6
Total investments	$2,476.6	$2,601.2	$2,601.2
_______________________________________________________________________________

(1)	Includes $236.3 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2013 consolidated balance sheet as part of the Runoff Transaction.

SCHEDULE II
ONEBEACON INSURANCE GROUP, LTD.
(Registrant Only)
CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
	($ in millions)
Assets:
Investments	$13.0	$2.7
Investments in subsidiaries	1,092.0	1,012.4
Other assets	(0.8)	0.3
Total assets	$1,104.2	$1,015.4

Liabilities	$(0.1)	$0.9
OneBeacon's common shareholders' equity	1,104.3	1,014.5
Total liabilities and OneBeacon's common shareholders' equity	$1,104.2	$1,015.4

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2013	2012	2011
	($ in millions)
Revenues	$—	$—	$—
Expenses	5.0	5.4	5.1
Pre-tax loss	(5.0)	(5.4)	(5.1)
Income tax benefit (expense)	0.1	0.1	(0.2)
Net loss	(4.9)	(5.3)	(5.3)
Equity in earnings (loss) from subsidiaries, net of tax	150.9	(13.9)	60.4
Net income (loss) attributable to OneBeacon's common shareholders	146.0	(19.2)	55.1
Other comprehensive income (loss) items, after tax	20.6	(2.9)	(11.2)
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$166.6	$(22.1)	$43.9

SCHEDULE II (continued)
ONEBEACON INSURANCE GROUP, LTD.
(Registrant Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
	($ in millions)
Net income (loss)	$146.0	$(19.2)	$55.1
Charges (credits) to reconcile net income to net cash from operations:
Undistributed (earnings) loss from subsidiaries	(150.9)	13.9	(60.4)
Dividends received from subsidiaries	92.0	83.0	181.0
Net change in other assets and liabilities	3.4	2.3	0.1
Net cash provided from operations	90.5	80.0	175.8
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(10.3)	0.1	(1.0)
Net cash (used for) provided from investing activities	(10.3)	0.1	(1.0)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(80.2)	(80.1)	(174.8)
Net cash used for financing activities	(80.2)	(80.1)	(174.8)
Net change in cash during the year	—	—	—
Cash balance at beginning of year	—	—	—
Cash balance at end of year	$—	$—	$—

ONEBEACON INSURANCE GROUP, LTD.
(Registrant Only)
NOTES TO CONDENSED FINANCIAL INFORMATION

1. General
The financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.

2. Long-term Obligations and Guarantees
The Company has fully and unconditionally guaranteed the 2012 Senior Notes maturing on November 9, 2022 presented in Note 6—"Debt" that were issued by its 100% owned subsidiary, OBH.

3. Supplemental Cash Flow Information
Dividends received from subsidiaries were $92.0 million, $83.0 million and $181.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

SCHEDULE III
ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION(1)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(3)	Benefits, claims, losses, and settlement expenses	Amortization of policy acquisition expenses	Other operating expenses	Premiums written
	($ in millions)
Years ended:
December 31, 2013:
Specialty Industries	$50.1	$446.5	$269.5	$—	$566.9	$—	$(309.8)	$(102.6)	$(107.4)	$579.0
Specialty Products	53.6	607.8	275.4	—	553.5	—	(312.3)	(106.3)	(97.4)	509.6
Investing, Financing and Corporate(2)	—	—	—	—	—	41.1	—	—	—	—
December 31, 2012:
Specialty Industries	$48.8	$438.1	$255.1	$—	$528.0	$—	$(304.4)	$(99.1)	$(109.0)	$548.3
Specialty Products	75.1	561.9	318.7	—	604.0	—	(345.6)	(150.3)	(96.2)	630.9
Investing, Financing and Corporate(2)	—	—	—	—	—	53.6	—	—	—	—
December 31, 2011:
Specialty Industries	$48.7	$363.6	$234.5	$—	$462.4	$—	$(266.6)	$(92.1)	$(85.2)	$491.5
Specialty Products	74.6	505.0	291.1	—	549.8	—	(281.7)	(129.1)	(77.1)	571.2
Investing, Financing and Corporate(2)	0.2	2,490.0	2.4	—	—	71.4	—	—	—	—
__________________________________________________________

(1)	Schedule excludes activity related to discontinued operations for all periods presented.

(2)
Schedule excludes balances reclassified to held for sale in the consolidated balance sheets related to the Runoff Transaction as of December 31, 2013 and 2012 and to the AutoOne Transaction as of December 31, 2011.

(3)
Invested assets are not allocated to Specialty Industries or Specialty Products since OneBeacon does not manage its assets by segment. Net investment income related to OneBeacon's Specialty Industries and Specialty Products segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments.

SCHEDULE IV
ONEBEACON INSURANCE GROUP, LTD.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
Years ended:
December 31, 2013
Continuing Operations	$1,043.3	$(71.4)	$148.5	$1,120.4	13.3%
Discontinued Operations	0.4	—	0.4	0.8	50.0
December 31, 2012
Continuing Operations	$1,158.3	$(79.1)	$52.8	$1,132.0	4.7%
Discontinued Operations	12.1	(2.4)	0.9	10.6	8.5
December 31, 2011
Continuing Operations	$1,035.9	$(66.0)	$42.3	$1,012.2	4.2%
Discontinued Operations	169.8	(100.1)	0.8	70.5	1.1

SCHEDULE V
ONEBEACON INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS(1)

	Column A	Column B	Column C	Column D	Column E
	Additions (subtractions)
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged (credited) to other accounts(2)	Other additions (deductions) described(3)	Balance at end of period
	($ in millions)
Years ended:
December 31, 2013(4)
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$25.6	$—	$—	(11.3)	$14.3
Premiums receivable:
Allowance for uncollectible accounts	4.4	0.3	—	(1.6)	3.1
December 31, 2012
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$24.4	$—	$—	$1.2	$25.6
Premiums receivable:
Allowance for uncollectible accounts	3.4	1.1	—	(0.1)	4.4
December 31, 2011
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$17.5	$10.7	$—	$(3.8)	$24.4
Premiums receivable:
Allowance for uncollectible accounts	3.9	—	(0.5)	—	3.4
_______________________________________________________________________________

(1)
Schedule includes activity related to discontinued operations. Balances as of December 31, 2013 and 2012 include an Allowance for reinsurance balances of $11.3 million and $23.1 million, respectively, and an Allowance for uncollectible premiums receivable of $0.1 million and $0.9 million, respectively, related to the Runoff Transaction that were reclassified to held for sale in the consolidated balance sheet. Balance as of December 31, 2011 includes an Allowance for uncollectible premiums receivable of $0.4 million related to the AutoOne Transaction that was reclassified to held for sale in the consolidated balance sheet.

(2)
Amount credited to other accounts represents a reduction in the Allowance for uncollectible premiums receivable which was offset by a corresponding reduction in Gross premiums receivable. There was no impact to Premiums receivable as presented in the consolidated balance sheet.

(3)	Represents net collections (charge offs) of balances receivable.

(4)	Excludes $0.1 million of allowance for uncollectible deductibles as of December 31, 2013, with no allowance for uncollectible deductibles as of December 31, 2012 and 2011.

SCHEDULE VI
ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS(1), (2)

Column A	Column B	Column C	Column D		Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred acquisition costs	Reserves for Unpaid Claims and Claims Adjustment Expenses	Discount, if any, deducted in Column C		Unearned Premiums	Earned Premiums	Net investment income(5)	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of deferred policy acquisition costs	Paid Claims and Claims Adjustment Expenses	Premiums written
Affiliation with registrant								Current Year(1)	Prior Year
	($ in millions)
Specialty Industries:
2013	$50.1	$446.5	$2.8	(3)	$269.5	$566.9	$—	$315.7	$(5.9)	$(102.6)	$268.5	$579.0
2012	48.8	438.1	4.1	(3)	255.1	528.0	—	309.9	(5.5)	(99.1)	253.0	548.3
2011	48.7	363.6	4.2	(3)	234.5	462.4	—	279.8	(13.2)	(92.1)	241.6	491.5
Specialty Products:
2013	$53.6	$607.8	$0.2	(3)	$275.4	$553.5	$—	$306.4	$5.9	$(106.3)	$272.2	$509.6
2012	75.1	561.9	0.5	(3)	318.7	604.0	—	347.5	(1.9)	(150.3)	312.1	630.9
2011	74.6	505.0	0.8	(3)	291.1	549.8	—	298.3	(16.6)	(129.1)	281.6	571.2
Investing, Financing and Corporate:(5)
2013	$—	$—	$—	(3)(4)	$—	$—	$41.1	$—	$—	$—	$—	$—
2012	—	—	—	(3)(4)	—	—	53.6	—	—	—	—	—
2011	0.2	2,490.0	266.6	(3)(4)	2.4	—	71.4	—	—	—	—	—
__________________________________________________________

(1)	Schedule excludes activity related to discontinued operations for all periods presented.

(2)
Schedule excludes balances reclassified to held for sale in the consolidated balance sheets related to the Runoff Transaction as of December 31, 2013 and 2012, and related to the AutoOne Transaction as of December 31, 2011.

(3)
The amounts shown represent and/or include OneBeacon's discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using an average discount rate which is determined based on various assumptions including consideration of when the claims will be settled (3.5%, 3.5% and 4.5%, respectively, at December 31, 2013, 2012 and 2011).

(4)
The years ended December 31, 2013, 2012 and 2011 also include unamortized fair value adjustments of $136.9 million, $150.1 million, and $163.3 million, respectively, to reserves for unpaid claims and claims adjustment expenses made in purchase accounting as a result of the OneBeacon Acquisition.

(5)
Invested assets are not allocated to Specialty Industries or Specialty Products since OneBeacon does not manage its assets by segment. Net investment income related to OneBeacon's Specialty Industries and Specialty Products segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments.