Form 10-Q
period 2014-03-31
OneBeacon Insurance Group, Ltd.
filed 2014-04-28
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2014
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
Registrant's telephone number, including area code: (952) 852-2431
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. Yes ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 24, 2014, 23,541,649 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
	(in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$1,743.6	$1,700.9
Short-term investments, at amortized cost (which approximates fair value)	152.7	157.0
Common equity securities, at fair value	347.1	336.9
Convertible fixed maturity investments, at fair value	29.3	30.5
Other investments	143.0	139.6
Total investment securities	2,415.7	2,364.9
Cash	138.6	168.1
Reinsurance recoverables	83.1	89.9
Premiums receivable	249.2	228.2
Deferred acquisition costs	105.9	103.7
Net deferred tax asset	79.8	90.6
Investment income accrued	9.1	10.1
Accounts receivable on unsettled investment sales	6.7	3.3
Other assets	289.9	272.7
Assets held for sale	1,803.1	1,880.1
Total assets	$5,181.1	$5,211.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,069.8	$1,054.3
Unearned premiums	582.2	544.9
Debt	274.7	274.7
Accounts payable on unsettled investment purchases	25.6	11.6
Other liabilities	292.6	338.6
Liabilities held for sale	1,803.1	1,880.1
Total liabilities	4,048.0	4,104.2
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,296,387 and 95,404,138 shares)	1,021.5	1,022.5
Retained earnings	102.0	75.0
Accumulated other comprehensive income, after tax	6.8	6.8
Total OneBeacon's common shareholders' equity	1,130.3	1,104.3
Total noncontrolling interests	2.8	3.1
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,133.1	1,107.4
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$5,181.1	$5,211.6

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2014	2013
	($ in millions, except per share amounts)
Revenues
Earned premiums	$276.5	$286.5
Net investment income	10.0	9.4
Net realized and change in unrealized investment gains	18.9	28.4
Net other revenues	1.0	24.0
Total revenues	306.4	348.3
Expenses
Loss and loss adjustment expenses	149.4	148.9
Policy acquisition expenses	46.7	54.8
Other underwriting expenses	49.4	49.3
General and administrative expenses	3.3	4.0
Interest expense	3.2	3.2
Total expenses	252.0	260.2
Pre-tax income from continuing operations	54.4	88.1
Income tax expense	(6.5)	(19.8)
Net income from continuing operations	47.9	68.3
Income (loss) from discontinued operations, net of tax	(0.5)	0.5
Net income, including noncontrolling interests	47.4	68.8
Less: Net income attributable to noncontrolling interests	(0.4)	(0.4)
Net income attributable to OneBeacon's common shareholders	47.0	68.4
Other comprehensive income, net of tax	—	0.1
Comprehensive income attributable to OneBeacon's common shareholders	$47.0	$68.5

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted
Net income from continuing operations, per share	$0.50	$0.71
Loss from discontinued operations, net of tax, per share	(0.01)	—
Net income attributable to OneBeacon's common shareholders per share	$0.49	$0.71
Dividends declared and paid per OneBeacon's common share	$0.21	$0.21

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2014	$1,022.5	$75.0	$6.8	$1,104.3	$3.1	$1,107.4
Comprehensive income:
Net income	—	47.0	—	47.0	0.4	47.4
Other comprehensive income, net of tax	—	—	—	—	—	—
Total comprehensive income	—	47.0	—	47.0	0.4	47.4
Amortization of restricted share awards	0.8	—	—	0.8	—	0.8
Issuance of common shares	—	—	—	—	0.2	0.2
Repurchase and retirement of common shares	(1.8)	—	—	(1.8)	—	(1.8)
Dividends	—	(20.0)	—	(20.0)	(0.9)	(20.9)
Balances at March 31, 2014	$1,021.5	$102.0	$6.8	$1,130.3	$2.8	$1,133.1

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss)	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2013	$1,019.1	$9.2	$(13.8)	$1,014.5	$2.8	$1,017.3
Comprehensive income:
Net income	—	68.4	—	68.4	0.4	68.8
Other comprehensive income, net of tax	—	—	0.1	0.1	—	0.1
Total comprehensive income	—	68.4	0.1	68.5	0.4	68.9
Amortization of restricted share awards	0.8	—	—	0.8	—	0.8
Issuance of common shares	—	—	—	—	0.1	0.1
Dividends	—	(20.0)	—	(20.0)	(0.8)	(20.8)
Balances at March 31, 2013	$1,019.9	$57.6	$(13.7)	$1,063.8	$2.5	$1,066.3
   See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2014	2013
	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$47.4	$68.8
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Net loss (income) from discontinued operations	0.5	(0.5)
Net realized and change in unrealized investment gains	(18.9)	(28.4)
Net realized gain on sale of business	—	(23.0)
Deferred income tax expense	10.9	22.4
Other operating items:
Net change in loss and LAE reserves	15.5	10.3
Net change in unearned premiums	37.3	(22.8)
Net change in premiums receivable	(21.0)	(1.8)
Net change in reinsurance recoverable on paid and unpaid losses	6.8	2.4
Net change in other assets and liabilities	(59.5)	(11.0)
Net cash provided from operations—continuing operations	19.0	16.4
Net cash used for operations—discontinued operations	(14.6)	(40.7)
Net cash provided from (used for) operations	4.4	(24.3)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	4.3	14.8
Maturities of fixed maturity investments	115.7	103.7
Sales of fixed maturity investments	324.6	632.7
Sales of common equity securities	24.3	89.7
Sales of convertible fixed maturity investments	6.8	29.6
Return of capital and distributions of other investments	1.6	18.6
Purchases of fixed maturity investments	(466.0)	(674.2)
Purchases of common equity securities	(26.0)	(102.3)
Purchases of convertible fixed maturity investments	(3.8)	(5.0)
Contributions for other investments	(2.3)	(16.0)
Proceeds from sale of business	—	31.3
Net change in unsettled investment purchases and sales	10.6	(18.3)
Net acquisitions of property and equipment	(0.6)	(3.0)
Net cash (used for) provided from investing activities—continuing operations	(10.8)	101.6
Net cash provided from investing activities—discontinued operations	—	—
Net cash (used for) provided from investing activities	(10.8)	101.6
Cash flows from financing activities:
Cash dividends paid to common shareholders	(20.0)	(20.0)
Repurchases and retirements of common stock	(1.8)	—
Payments on capital lease obligation	(1.3)	(1.8)
Net cash used for financing activities—continuing operations	(23.1)	(21.8)
Net cash used for financing activities—discontinued operations	—	—
Net cash used for financing activities	(23.1)	(21.8)
Net (decrease) increase in cash during period	(29.5)	55.5
Cash balance at beginning of period	168.1	43.9
Cash balance at end of period	$138.6	$99.4

  See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies
Basis of presentation
These interim consolidated financial statements include the accounts of OneBeacon Insurance Group, Ltd. (the "Company" or the "Registrant") and its subsidiaries (collectively, "OneBeacon") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an exempted Bermuda limited liability company. The OneBeacon U.S.-based operating companies are property and casualty insurance writers, most of which historically have operated in a multi-company pool or have participated in 100% quota share reinsurance agreements. OneBeacon formed an indirect wholly-owned subsidiary in 2013, Split Rock Insurance, Ltd. ("Split Rock"), a Bermuda-based reinsurance company, which reinsures certain risks of an affiliated entity. OneBeacon offers a wide range of specialty insurance products and services primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies.
OneBeacon was acquired by White Mountains Insurance Group, Ltd. ("White Mountains") from Aviva plc ("Aviva") in 2001 (the "OneBeacon Acquisition"). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. As of March 31, 2014, White Mountains owned 75.3% of the Company's common shares. Within this report, the term "OneBeacon" is used to refer to one or more entities within the consolidated organization, as the context requires. The Company's headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
In October 2012, one of OneBeacon's indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC ("OneBeacon LLC"), entered into a definitive agreement (as amended, the "Stock Purchase Agreement") with Trebuchet US Holdings, Inc. ("Trebuchet"), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell its run-off business. See Note 2—"Acquisitions and Dispositions" and Note 15—"Discontinued Operations." OneBeacon's run-off business includes the results of OneBeacon's remaining non-specialty commercial lines business and certain other run-off business, including the vast majority of asbestos and environmental reserves, as well as certain purchase accounting adjustments related to the run-off business and the OneBeacon Acquisition (the “Runoff Business,” the sale of which is referred to as the “Runoff Transaction”). The assets and liabilities associated with the Runoff Business as of March 31, 2014 and December 31, 2013, have been presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of the current balance sheet date. The Runoff Business has been presented as discontinued operations in the consolidated statements of operations and cash flows. The Runoff Business disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with the Runoff Business. Pursuant to the terms of the Stock Purchase Agreement, the legal entities included in the sale and expected to be transferred to Armour will hold an agreed upon level of invested assets and capital at closing.
In anticipation of the Runoff Transaction, and as means to separate the Runoff Business from the ongoing specialty business, OneBeacon sought and received various regulatory approvals to terminate, enter into or amend various intercompany reinsurance agreements which took effect on October 1, 2012.
OneBeacon's reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate. The Specialty Products segment is comprised of eight underwriting operating segments, including a new Crop underwriting operating segment, as well as the Collector Cars and Boats underwriting operating segment that was exited in 2013, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. During 2013, the Company received approval to provide Multiple Peril Crop Insurance ("MPCI") through the federal crop insurance program administered by the U.S. Department of Agriculture's Risk Management Agency ("RMA"). The Company has entered into an exclusive agreement with a managing general agency, Climate Crop Insurance Agency LLC ("The Climate Corporation"), to provide coverages through the federal program and other supplemental coverages, including crop-hail. MPCI net written premiums are estimated based on processed applications, which are typically received around the sales closing date, with necessary adjustments made as the Company receives acreage reports from the policyholders. Premiums written on this business are recognized as revenues and are earned ratably over the period of risk commencing with the sales closing date, which approximates the inception of the planting season, and ending with the estimated crop harvest date. The Company began writing crop business in the fourth quarter of 2013.

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
All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments, consisting of a normal recurring nature, considered necessary by management to fairly state the financial position, results of operations and cash flows of OneBeacon. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2013 Annual Report on Form 10-K for a complete discussion regarding OneBeacon’s significant accounting policies. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.
Recently Adopted Changes in Accounting Principles
Unrecognized Tax Benefits
Effective January 1, 2014, OneBeacon adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASC 740). The new ASU requires balance sheet presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward or tax credit carryforward rather than as a liability. The exception is in circumstances where a carryforward is not available to settle the additional taxes that might arise upon disallowance of the tax position under the tax law of the applicable jurisdiction. Prior to the issuance of ASU 2013-11, the guidance for unrecognized tax benefits under ASC 740 did not provide explicit guidance on whether an entity should present an unrecognized tax benefit as a liability or as a reduction of NOL carryforwards or other tax credits. In circumstances where an NOL carryforward is not available to offset settlement of any additional taxes arising from a disallowed tax position, the unrecognized tax benefit should be presented as a liability. The new guidance becomes effective for fiscal periods beginning on or after December 15, 2013 and should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective adoption is allowed. This adoption did not have any impact on the Company's financial statements.
Recently Issued Accounting Pronouncements
Qualified Affordable Housing Projects
In January 2014 the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("QAHP"), which permits companies to make an accounting policy election to account for investments in a QAHP using the proportional amortization method, if certain conditions are met. Under this method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received, with the net investment performance recognized in the income statement as a component of income tax expense. The new guidance also requires certain new disclosures for all QAHP investments. ASU 2014-01 is effective for annual and interim reporting periods beginning after December 15, 2014 and must be applied retrospectively to all periods presented upon adoption. The Company currently holds an investment in a QAHP that is accounted for under the equity method and does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. The Company currently has operations that are reported as discontinued operations and does not expect the adoption of this guidance  to have a  material effect on its financial position, results of operations, or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. Acquisitions and Dispositions
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
The Runoff Transaction is subject to various closing conditions, primarily the receipt of regulatory approvals. The regulatory review process has included a third party actuarial review of the Runoff Business loss and LAE reserves, completed in September of 2013; in addition, an independent stochastic modeling of the future cash flows of the Runoff Business was subsequently required. At closing, Armour and/or OneBeacon Insurance Company ("OBIC") and certain legal entities within the ongoing OneBeacon structure will enter into various ancillary agreements, including the amendment of existing reinsurance agreements and administrative services agreements, to support the separation of the Runoff Business and subsequent transfer to Armour. Also as part of the Runoff Transaction, at closing, OneBeacon and Armour will enter into a Transition Services Agreement (“TSA”), pursuant to which OneBeacon will provide certain transition services to Armour during the term of the TSA, which has an initial term of one year. OneBeacon has concluded that continuing involvement after the closing of the transaction is insignificant relative to the business being sold.
The Pennsylvania Insurance Department is currently conducting a required examination of the Runoff Business as part of its regulatory review of the Runoff Transaction. The Company expects the Runoff Transaction to close in the second half of 2014.
As described in Note 1, the Runoff Business is presented as held for sale as of March 31, 2014 and December 31, 2013, and as discontinued operations for the three months ended March 31, 2014 and 2013. See Note 15—"Discontinued Operations" for further information regarding balances classified as held for sale and activity reported as discontinued operations.
Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company ("Essentia"), an indirect wholly-owned subsidiary which wrote the collector cars and boats business, to Markel Corporation. Concurrently, OneBeacon and Hagerty Insurance Agency ("Hagerty") terminated their underwriting arrangement with respect to the collector cars and boats business. OneBeacon recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013. The Company had negligible earned premiums for the three months ended March 31, 2014 and earned premiums of $40.6 million for the three months ended March 31, 2013 related to the Collector Cars and Boats underwriting operating segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves
Loss and LAE reserve summary - Ongoing Business
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014		2013
	($ in millions)
Gross beginning balance	$1,054.3		$1,000.0
Less beginning reinsurance recoverable on unpaid losses	(80.2)		(107.3)
Net beginning loss and LAE reserves	974.1		892.7
Loss and LAE incurred relating to:
Current year losses	150.8		151.8
Prior year losses	(1.4)		(2.9)
Total incurred loss and LAE from continuing operations	149.4		148.9
Loss and LAE paid relating to:
Current year losses	(18.3)		(19.8)
Prior year losses	(115.5)		(117.3)
Total loss and LAE payments from continuing operations	(133.8)		(137.1)
Net loss and LAE reserves	989.7		904.5
Total incurred loss and LAE from discontinued operations	—		—
Total loss and LAE payments from discontinued operations	(11.1)		(45.7)
Net loss and LAE reserves	978.6		858.8
Net change in loss and LAE reserves reported in liabilities held for sale	11.1	(1)	45.7	(2)
Net ending loss and LAE reserves	989.7		904.5
Plus ending reinsurance recoverable on unpaid losses	80.1		105.8
Gross ending loss and LAE reserves	$1,069.8		$1,010.3
_______________________________________________________________________________

(1)
Consists of the change in net loss and LAE reserves to $177.3 million from $188.4 million, which amounts were classified as held for sale as of March 31, 2014 and December 31, 2013, respectively, in connection with the Runoff Transaction.

(2)
Consists of the change in net loss and LAE reserves to $166.1 million from $211.8 million, which amounts were classified as held for sale as of March 31, 2013 and December 31, 2012, respectively, in connection with the Runoff Transaction.

Loss and LAE development - Ongoing Business
Loss and LAE development—2014
During the three months ended March 31, 2014, OneBeacon experienced $1.4 million of favorable net loss and LAE reserve development on prior accident year reserves. The development primarily related to the Ocean Marine business included in the International Marine Underwriters underwriting operating segment and the Technology underwriting operating segment.
Loss and LAE development—2013
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
New Treaties
Effective January 1, 2014, OneBeacon entered into reinsurance treaties to provide coverage for the 2014 crop year. OneBeacon purchased an aggregate stop loss on its MPCI portfolio, providing 48.5% of coverage in excess of a 101.5% loss ratio on premiums covered by the contract and a separate aggregate stop loss providing 80% of coverage in excess of a 100% loss ratio on its crop-hail portfolio.
Reinsurance Recoverables
At March 31, 2014, OneBeacon had reinsurance recoverable on paid losses of $3.0 million and reinsurance recoverables on unpaid losses of $80.1 million. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table summarizes Standard & Poor's Financial Services, LLC ("Standard & Poor's") ratings for OneBeacon's reinsurers for its continuing insurance operations, excluding industry pools and associations, based upon reinsurance recoverable amounts on paid and unpaid losses and LAE:

	Balance at March 31, 2014	% of total
Standard & Poor's Rating(1):	($ in millions)
AA	$26.1	31%
A	51.7	62%
BBB+, Not Rated and Other	5.3	7%
Total reinsurance recoverables	$83.1	100%
_______________________________________________________________________________
(1) Standard & Poor's ratings as detailed above are "AA" (Very strong), "A" (Strong) and "BBB+" (Adequate).
NOTE 5. Investment Securities
OneBeacon's invested assets are comprised of securities and other investments held for general investment purposes. Refer to the Company's 2013 Annual Report on Form 10-K for a complete discussion.
OneBeacon classifies its portfolio of fixed maturity investments and common equity securities, including convertible fixed maturity investments, held for general investment purposes as trading securities. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and change in unrealized investment gains on trading securities are reported in total revenues as net realized and unrealized investment gains in revenues on a pre-tax basis.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

OneBeacon's net investment income is comprised primarily of interest income associated with fixed maturity investments, dividend income from its equity investments, and interest income from its short-term investments. Other investments primarily include hedge funds and private equity funds. Net investment income for the three months ended March 31, 2014, and 2013 consisted of the following:

	Three months ended March 31,
	2014	2013
	($ in millions)
Fixed maturity investments	$10.3	$9.9
Common equity securities	1.7	1.3
Convertible fixed maturity investments	—	0.4
Other investments	(0.3)	(0.3)
Gross investment income	11.7	11.3
Less investment expenses	(1.7)	(1.9)
Net investment income	$10.0	$9.4
The composition of net realized investment gains consisted of the following:

	Three months ended March 31,
	2014	2013
	($ in millions)
Fixed maturity investments	$0.8	$3.9
Common equity securities	5.4	16.7
Convertible fixed maturity investments	1.1	1.5
Other investments	—	1.8
Net realized investment gains	$7.3	$23.9
Accounts payable on unsettled investment purchases as of March 31, 2014 and December 31, 2013 were $25.6 million and $11.6 million, respectively, and accounts receivable on unsettled investment sales were $6.7 million and $3.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The net changes in fair value for the three months ended March 31, 2014, and 2013 are as follows:

	Three months ended March 31, 2014
	Changes in net unrealized investment gains(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$4.7	$—	$4.7
Common equity securities	3.1	—	3.1
Convertible fixed maturity investments	0.7	—	0.7
Other investments	3.1	—	3.1
Net change in fair value	$11.6	$—	$11.6

	Three months ended March 31, 2013
	Changes in net unrealized investment gains (1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$(4.4)	$—	$(4.4)
Common equity securities	7.9	—	7.9
Convertible fixed maturity investments	(0.9)	—	(0.9)
Other investments	1.9	—	1.9
Net change in fair value	$4.5	$—	$4.5
_______________________________________________________________________________

(1)
Includes pre-tax changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control of $(0.1) million for the three months ended March 31, 2013, with none recorded in the 2014 period.

The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
	($ in millions)
Investment securities:
Gross unrealized investment gains	$142.7	$133.7
Gross unrealized investment losses	(6.7)	(9.3)
Total net unrealized investment gains, pre-tax	136.0	124.4
Income taxes	(37.3)	(33.8)
Total net unrealized investment gains, after tax	$98.7	$90.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency losses and carrying values of fixed maturity investments as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014(1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$209.9	$0.2	$—	$—	$210.1
Debt securities issued by corporations	741.2	14.8	(0.3)	—	755.7
Municipal obligations	32.1	0.2	(0.2)	—	32.1
Mortgage-backed and asset-backed securities	881.8	1.7	(2.2)	—	881.3
Foreign government obligations	2.0	0.3	—	—	2.3
Preferred stocks	78.3	6.0	—	—	84.3
Total fixed maturity investments	$1,945.3	$23.2	$(2.7)	$—	$1,965.8

	December 31, 2013(1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
U.S. Government and agency obligations	$131.0	$0.2	$(0.1)	$—	$131.1
Debt securities issued by corporations	741.7	14.1	(1.3)	—	754.5
Municipal obligations	16.9	—	(0.4)	—	16.5
Mortgage-backed and asset-backed securities	951.5	1.2	(3.2)	—	949.5
Foreign government obligations	2.0	0.3	—	—	2.3
Preferred stocks	78.3	5.0	—	—	83.3
Total fixed maturity investments	$1,921.4	$20.8	$(5.0)	$—	$1,937.2
_______________________________________________________________________________

(1)
Includes carrying value of $222.2 million and $236.3 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheets as part of the Runoff Transaction as of March 31, 2014 and December 31, 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency gains and carrying values of common equity securities, convertible fixed maturity investments and other investments as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$274.4	$73.5	$(1.0)	$0.2	$347.1
Convertible fixed maturity investments	24.3	5.2	(0.2)	—	29.3
Other investments	105.0	40.8	(2.8)	—	143.0
Total common equity securities, convertible fixed maturity investments and other investments	$403.7	$119.5	$(4.0)	$0.2	$519.4

	December 31, 2013
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$267.2	$70.4	$(0.9)	$0.2	$336.9
Convertible fixed maturity investments	26.3	4.5	(0.3)	—	30.5
Other investments	104.7	38.0	(3.1)	—	139.6
Total common equity securities, convertible fixed maturity investments and other investments	$398.2	$112.9	$(4.3)	$0.2	$507.0
As of March 31, 2014 and December 31, 2013, the Company held unrestricted collateral from its customers, which is included in cash and invested assets, relating to its surety business of $64.3 million and $63.3 million, respectively. The obligation to return these funds is included in other liabilities in the consolidated balance sheets.
Fair value measurements
As of both March 31, 2014 and December 31, 2013, approximately 92% of the investment portfolio recorded at fair value was priced based upon observable inputs.
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable. At March 31, 2014 and December 31, 2013, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.
As of both March 31, 2014 and December 31, 2013, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of March 31, 2014 and December 31, 2013 were comprised of $51.9 million and $49.4 million, respectively, in hedge funds, $57.2 million and $56.1 million, respectively, in private equity funds, and $14.4 million for both periods in an investment in a community reinvestment vehicle. Additionally, other investments accounted for at fair value as of March 31, 2014 included $0.2 million in trust certificates issued upon dissolution of a private equity fund, with no such investments held as of December 31, 2013. As of March 31, 2014 and December 31, 2013, OneBeacon held investments in 9 and 8 hedge funds, respectively, and 18 and 19 private equity funds, respectively. The largest investment in a single fund was $15.1 million and $14.9 million at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, other investments also included $19.3 million and $19.7 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following tables summarize the Company's fair value measurements for investments at March 31, 2014 and December 31, 2013 by level:

	Fair value at March 31, 2014(2)	Level 1	Level 2	Level 3
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$210.1	$210.1	$—	$—
Debt securities issued by corporations:
Consumer	220.9	—	220.9	—
Financial	147.1	—	147.1	—
Communications	100.0	—	100.0	—
Industrial	97.4	—	97.4	—
Energy	62.6	—	62.6	—
Basic materials	55.6	—	55.6	—
Utilities	43.1	—	43.1	—
Technology	29.0	—	29.0	—
Debt securities issued by corporations	755.7	—	755.7	—
Mortgage-backed and asset-backed securities	881.3	—	862.9	18.4
Preferred stocks	84.3	—	13.0	71.3
Municipal obligations	32.1	—	32.1	—
Foreign government obligations	2.3	1.6	0.7	—
Fixed maturity investments	1,965.8	211.7	1,664.4	89.7
Short-term investments	152.7	152.7	—	—
Common equity securities:
Consumer	123.3	123.3	—	—
Financials	83.0	82.9	—	0.1
Energy	35.9	35.9	—	—
Basic Materials	20.9	20.9	—	—
Utilities	9.6	9.6	—	—
Other	74.4	74.4	—	—
Common equity securities	347.1	347.0	—	0.1
Convertible fixed maturity investments	29.3	—	29.3	—
Other investments(1)	123.7	—	—	123.7
Total(1)	$2,618.6	$711.4	$1,693.7	$213.5
_______________________________________________________________________________

(1)	Excludes the carrying value of $19.3 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of March 31, 2014.

(2)	Fair value includes $222.2 million of fixed maturity investments reclassified to assets held for sale in the March 31, 2014 consolidated balance sheets as part of the Runoff Transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	Fair value at December 31, 2013(2)	Level 1	Level 2	Level 3
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$131.1	$131.1	$—	$—
Debt securities issued by corporations:
Consumer	239.6	—	239.6	—
Financial	145.5	—	145.5	—
Industrial	106.0	—	106.0	—
Communications	91.5	—	91.5	—
Basic materials	64.4	—	64.4	—
Energy	40.5	—	40.5	—
Utilities	38.0	—	38.0	—
Technology	29.0	—	29.0	—
Debt securities issued by corporations	754.5	—	754.5	—
Mortgage-backed and asset-backed securities	949.5	—	938.6	10.9
Preferred stocks	83.3	—	12.3	71.0
Municipal obligations	16.5	—	16.5	—
Foreign government obligations	2.3	1.6	0.7	—
Fixed maturity investments	1,937.2	132.7	1,722.6	81.9
Short-term investments	157.0	155.9	1.1	—
Common equity securities:
Consumer	122.6	122.6	—	—
Financials	83.3	83.2	—	0.1
Energy	34.7	34.7	—	—
Basic Materials	20.3	20.3	—	—
Utilities	8.3	8.3	—	—
Other	67.7	67.7	—	—
Common equity securities	336.9	336.8	—	0.1
Convertible fixed maturity investments	30.5	—	30.5	—
Other investments(1)	119.9	—	—	119.9
Total(1)	$2,581.5	$625.4	$1,754.2	$201.9
_______________________________________________________________________________

(1)	Excludes the carrying value of $19.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of December 31, 2013.

(2)	Fair value includes $236.3 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2013 consolidated balance sheets as part of the Runoff Transaction.
At both March 31, 2014 and December 31, 2013, OneBeacon held one private preferred stock that represented approximately 85% of its preferred stock portfolio. OneBeacon calculated its fair value using projected discounted cash flows based on a discount yield. The discounted yield was determined with inputs from quoted market yields for similar securities and adjusted for liquidity based on management’s best estimate of market conditions; this security is classified as a Level 3 measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the ratings of OneBeacon's corporate debt securities as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	($ in millions)
AA	$47.1	$51.2
A	352.2	357.9
BBB	355.6	345.4
BB	—	—
Other	0.8	—
Debt securities issued by corporations(1)	$755.7	$754.5
_______________________________________________________________________________
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor’s Financial Services LLC (“Standard and Poor’s”) and 2) Moody’s Investor Service (“Moody’s”).
Rollforwards of Fair Value Measurements by Level
The changes in Level 1 fair value measurements for the three months ended March 31, 2014 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2014	$132.7	$336.8	$—	$—	$469.5
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	0.1	8.5	—	—	8.6
Purchases	114.6	26.0	—	—	140.6
Sales	(35.7)	(24.3)	—	—	(60.0)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2014	$211.7	$347.0	$—	$—	$558.7
_______________________________________________________________________________

(1)	Excludes short-term investments which are deemed to have a Level 1 designation.
The changes in Level 2 fair value measurements for the three months ended March 31, 2014 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total
	($ in millions)
Balance at January 1, 2014	$1,722.6	$—	$30.5	$—	$1,753.1
Amortization/accretion	(2.6)	—	(0.1)	—	(2.7)
Net realized and unrealized gains (losses)	5.0	—	1.9	—	6.9
Purchases	344.0	—	3.8	—	347.8
Sales	(404.6)	—	(6.8)	—	(411.4)
Transfers in	—	—	—	—	—
Transfer out	—	—	—	—	—
Balance at March 31, 2014	$1,664.4	$—	$29.3	$—	$1,693.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The changes in Level 3 fair value measurements for the three months ended March 31, 2014 and 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2014	$81.9	$0.1	$—	$119.9	$201.9
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	0.3	—	—	3.1	3.4
Purchases	7.5	—	—	2.3	9.8
Sales	—	—	—	(1.6)	(1.6)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2014	$89.7	$0.1	$—	$123.7	$213.5

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2013	$76.1	$0.1	$—	$122.7	$198.9
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	0.1	—	—	3.7	3.8
Purchases	1.8	—	—	1.8	3.6
Sales	—	—	—	(4.5)	(4.5)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2013	$78.0	$0.1	$—	$123.7	$201.8
_______________________________________________________________________________

(1)
Excludes the carrying value of $19.3 million and $20.6 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of March 31, 2014 and 2013, respectively.

There were no “Transfers in” to Level 3 or "Transfers out" of Level 3 for the three months ended March 31, 2014 and 2013.
Significant Unobservable Inputs
As previously described, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing models and both observable and unobservable inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3, other than hedge funds and private equity funds, at March 31, 2014. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

Description(1)	Fair Value	Rating(2)	Valuation Technique	Unobservable Inputs	Range

Non-agency commercial mortgage-backed securities	$6.4	AAA	Broker indication	Prepayment/Default Rate Discount Spread over Swap	0 CPY/0 CDR 0.8%
Non-agency commercial mortgage-backed securities	$1.1	BBB-	Broker pricing	Broker quote	N/A
Other asset-backed securities	$10.9	AA+	Broker pricing	Broker quote	N/A
Preferred stock	$71.3	N/R	Discounted cash flow	Discount yield	6.9%
_________________________________________________________________________

(1)	As of March 31, 2014, each asset type consists of one security.

(2)	Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor's and 2) Moody's
The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in agency commercial mortgage-backed securities. Generally for bonds priced at a premium, increases in prepayment speeds will result in a lower fair value, while decreases in prepayment speed may result in a higher fair value, with the inverse for bonds priced at a discount.
The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	($ in millions)
Fixed maturity investments	$0.3	$0.1
Short-term investments	—	—
Common equity securities	—	—
Convertible fixed maturity investments	—	—
Other investments	3.1	1.9
Total	$3.4	$2.0
Mortgage-backed Securities
OneBeacon purchases commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS") to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency CMBS are generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed rate and floating rate CMBS as of March 31, 2014. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of March 31, 2014, on average less than 1% of the underlying loans were reported as non-performing for both agency and non-agency CMBS held by OneBeacon. OneBeacon is not an originator of residential mortgage loans. OneBeacon did not hold any RMBS categorized as sub-prime as of March 31, 2014. OneBeacon's investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of March 31, 2014. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage-backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of March 31, 2014, OneBeacon held one mortgage-backed security with a market value of $6.4 million that was classified as non-prime.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

OneBeacon's non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.
The following table summarizes the carrying value of OneBeacon's mortgage-backed and asset-backed securities as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$305.9	$305.9	$—	$321.8	$321.8	$—
FNMA	64.8	64.8	—	36.5	36.5	—
FHLMC	23.0	23.0	—	24.3	24.3	—
Total agency(1)	393.7	393.7	—	382.6	382.6	—
Non-agency:
Residential	54.0	54.0	—	51.5	51.5	—
Commercial	169.2	161.7	7.5	155.0	155.0	—
Total Non-agency	223.2	215.7	7.5	206.5	206.5	—
Total mortgage-backed securities	616.9	609.4	7.5	589.1	589.1	—
Other asset-backed securities:
Credit card receivables	101.8	90.9	10.9	124.2	113.3	10.9
Vehicle receivables	115.8	115.8	—	189.3	189.3	—
Other	46.8	46.8	—	46.9	46.9	—
Total other asset-backed securities	264.4	253.5	10.9	360.4	349.5	10.9
Total mortgage-backed and asset-backed securities	$881.3	$862.9	$18.4	$949.5	$938.6	$10.9
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of March 31, 2014 are as follows:

	Fair Value	Security Issuance Year
		2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
	($ in millions)
Total non-agency RMBS	$54.0	$6.5	$5.7	$5.5	$—	$6.5	$—	$6.4	$—	$—	$17.4	$6.0
Total non-agency CMBS	169.2	—	—	—	1.3	15.0	—	7.2	13.1	86.3	38.8	7.5
Total non-agency	$223.2	$6.5	$5.7	$5.5	$1.3	$21.5	$—	$13.6	$13.1	$86.3	$56.2	$13.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of March 31, 2014:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$47.6	$24.9	$22.7	$—
Non-prime	6.4	—	6.4	—
Total non-agency RMBS	$54.0	$24.9	$29.1	$—
_______________________________________________________________________________

(1)
At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch Ratings ("Fitch") and were senior to other AAA or Aaa bonds.

(2)	At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were senior to non-AAA or non-Aaa bonds.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were junior to other bonds.
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels are as follows as of March 31, 2014:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$127.9	$86.4	$32.6	$8.9
Floating rate CMBS	41.3	1.3	15.0	25.0
Total non-agency CMBS	$169.2	$87.7	$47.6	$33.9
_______________________________________________________________________________

(1)	At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's or AAA by Fitch and were senior to other AAA or Aaa bonds.

(2)	At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were senior to non-AAA or non-Aaa bonds.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were junior to other bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Other Investments
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short equity	$41.3	$—	$39.1	$—
Long/short credit and distressed	8.3	—	8.1	—
Long/short equity activist	2.2	—	2.1	—
Long bank loan	0.1	—	0.1	—
Total hedge funds	51.9	—	49.4	—
Private equity funds
Energy infrastructure and services	26.3	5.7	26.0	5.9
Multi-sector	14.9	2.5	14.5	2.5
Private equity secondaries	6.2	2.1	6.4	2.1
Healthcare	3.9	1.4	2.8	1.4
Real estate	3.5	0.1	3.9	0.1
Insurance	2.4	0.1	2.3	0.1
Distressed residential real estate	—	—	0.2	—
Total private equity funds	57.2	11.9	56.1	12.1
Total hedge funds and private equity funds(1)	$109.1	$11.9	$105.5	$12.1
_______________________________________________________________________________

(1)
Excluded from the above table as of March 31, 2014 and December 31, 2013 are other investments, which include an investment in a community reinvestment vehicle of $14.4 million for both periods and an investment in a tax advantaged federal affordable housing development fund of $19.3 million and $19.7 million, respectively. Additionally, other investments includes trust certificates issued upon dissolution of a private equity fund of $0.2 million as of March 31, 2014, with no such investment held as of December 31, 2013.

Redemptions of investments in certain funds are subject to restrictions including "lock-up" periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the March 31, 2014 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$2.0	$—	$—	$5.5	$7.5
Quarterly	27.5	8.3	6.4	—	42.2
Annual	—	—	2.1	0.1	2.2
Total hedge funds	$29.5	$8.3	$8.5	$5.6	$51.9
Certain hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. At March 31, 2014, $0.9 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at March 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. At March 31, 2014, redemptions of $2.2 million were outstanding. The date at which all these redemptions will be received is not determinable at March 31, 2014. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
Investments in private equity funds are generally subject to lock-up periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At March 31, 2014, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$2.4	$19.3	$35.5	$—	$57.2
NOTE 6. Debt
OneBeacon's debt outstanding as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	($ in millions)
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.3)	(0.3)
Senior unsecured notes, carrying value	$274.7	$274.7
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
Debt Covenants
At March 31, 2014, OneBeacon was in compliance with all of the covenants under the 2012 Senior Notes.
NOTE 7. Segment Information
The Company has fourteen underwriting operating segments, including two that were exited in 2013, which are managed by the chief operating decision maker and are aggregated into two underwriting reportable segments. The two underwriting reportable segments were determined based on the nature of products or services, the production process, the method of distribution and the nature of the regulatory environment. The principal difference between the reportable segments is the type or class of customer.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

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
Substantially all of the Company's revenue is generated from customers located in the United States.
Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
Three months ended March 31, 2014
Earned premiums	$135.4	$141.1	$—	$276.5
Loss and loss adjustment expense	(78.0)	(71.4)	—	(149.4)
Policy acquisition expenses	(21.4)	(25.3)	—	(46.7)
Other underwriting expenses	(22.2)	(27.2)	—	(49.4)
Total underwriting income	13.8	17.2	—	31.0
Net investment income	—	—	10.0	10.0
Net realized and change in unrealized investment gains	—	—	18.9	18.9
Net other revenues	0.1	0.1	0.8	1.0
General and administrative expenses	0.1	(0.5)	(2.9)	(3.3)
Interest expense	—	—	(3.2)	(3.2)
Pre-tax income from continuing operations	$14.0	$16.8	$23.6	$54.4

Three months ended March 31, 2013
Earned premiums	$153.7	$132.8	$—	$286.5
Loss and loss adjustment expense	(78.6)	(70.3)	—	(148.9)
Policy acquisition expenses	(30.4)	(24.4)	—	(54.8)
Other underwriting expenses	(24.3)	(25.0)	—	(49.3)
Total underwriting income	20.4	13.1	—	33.5
Net investment income	—	—	9.4	9.4
Net realized and change in unrealized investment gains	—	—	28.4	28.4
Net other revenues	0.3	0.2	23.5	24.0
General and administrative expenses	—	(0.6)	(3.4)	(4.0)
Interest expense	—	—	(3.2)	(3.2)
Pre-tax income from continuing operations	$20.7	$12.7	$54.7	$88.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate(1)
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
March 31, 2014
Total investment securities	$—	$—	$2,415.7	$2,415.7
Reinsurance recoverables	56.2	26.9	—	83.1
Deferred acquisition costs	55.4	50.5	—	105.9
Unpaid loss and loss adjustment expense reserves	617.6	452.2	—	1,069.8
Unearned premiums	303.8	278.4	—	582.2
Debt	—	—	274.7	274.7

December 31, 2013
Total investment securities	$—	$—	$2,364.9	$2,364.9
Reinsurance recoverables	60.2	29.7	—	89.9
Deferred acquisition costs	53.6	50.1	—	103.7
Unpaid loss and loss adjustment expense reserves	607.8	446.5	—	1,054.3
Unearned premiums	275.4	269.5	—	544.9
Debt	—	—	274.7	274.7
_______________________________________________________________________________
(1)As described in Note 2, balances related to the the Runoff Business are presented as held for sale. Total investment securities excludes $222.2 million and $236.3 million of fixed maturity investments reclassified to assets held for sale as of March 31, 2014 and December 31, 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

The following tables provide net written premiums, earned premiums and underwriting ratios for OneBeacon's insurance operations by reportable segment and in total, for the three months ended March 31, 2014, and 2013:

	Insurance Operations
($ in millions)	Specialty Products	Specialty Industries	Consolidated
Three months ended March 31, 2014
Net written premiums	$160.8	$150.3	$311.1
Earned premiums	135.4	141.1	276.5
Underwriting ratios:(1)
Loss and LAE	57.6%	50.6%	54.0%
Expense	32.2	37.2	34.8
Total combined ratio	89.8%	87.8%	88.8%

Three months ended March 31, 2013
Net written premiums	$123.9	$141.2	$265.1
Earned premiums	153.7	132.8	286.5
Underwriting ratios:(1)
Loss and LAE	51.2%	52.9%	52.0%
Expense	35.5	37.2	36.3
Total combined ratio	86.7%	90.1%	88.3%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

The components of net periodic benefit cost for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	2013
	($ in millions)
Service cost	$0.1	$0.2
Interest cost	1.2	1.1
Expected return on plan assets	(2.1)	(1.8)
Amortization of unrecognized loss	0.1	0.2
Net periodic pension income before special termination benefits	(0.7)	(0.3)
Special termination benefits expense(1)	0.3	0.2
Total net periodic benefit income	$(0.4)	$(0.1)
_______________________________________________________________________________

(1)	Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.
OneBeacon does not expect to make a contribution to its Qualified Plan in 2014. OneBeacon anticipates contributing $2.2 million to the Non-qualified Plan in 2014, for which OneBeacon has assets held in a rabbi trust. During the three months ended March 31, 2014, the Company contributed $0.5 million to the Non-qualified Plan.
NOTE 9. Employee Share-Based Incentive Compensation Plans
OneBeacon's share-based compensation plans include performance shares and restricted shares, which are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OneBeacon's deferred compensation plan. OneBeacon expenses the full cost of all its share-based compensation over the requisite service period. For the three months ended March 31, 2014 and 2013, the Company recognized expense of $1.4 million and $1.2 million, respectively, related to its share-based compensation plans.
Performance Shares
The following summarizes performance share activity for OB Performance Shares for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014		2013
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	493,421	$4.0	563,190	$1.2
Payments and deferrals(1)	(142,138)	(1.0)	(238,658)	—
New awards	165,800	—	179,000	—
Forfeitures and net change in assumed forfeitures	(4,145)	—	(13,665)	—
Expense recognized	—	0.6	—	0.4
End of period	512,938	$3.6	489,867	$1.6
_______________________________________________________________________________

(1)
Performance share payments in 2014 for the 2011-2013 performance cycle were based upon a performance factor of 37.1%. No payments were made in 2013 for the 2010-2012 performance cycle as the performance factor was zero.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

The following summarizes performance shares outstanding and accrued performance share expense at March 31, 2014 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2012 - 2014	181,290	$2.3
2013 - 2015	179,000	1.2
2014 - 2016	165,800	0.2
Subtotal	526,090	3.7
Assumed forfeitures	(13,152)	(0.1)
Total at March 31, 2014	512,938	$3.6
If 100% of the outstanding performance shares had been vested on March 31, 2014, the total additional compensation cost to be recognized would have been $4.7 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) at March 31, 2014.
All performance shares earned and paid were settled in cash or by deferral into OneBeacon's deferred compensation plan.
Restricted Shares
On March 1, 2012, OneBeacon issued shares of restricted stock to certain employees, of which 142,500 shares vested on February 28, 2014, with the remaining 140,000 shares outstanding as of March 31, 2014 scheduled to vest on February 28, 2015. On May 25, 2011, OneBeacon issued 630,000 shares of restricted stock to its CEO, of which 157,500 shares vested on February 22, 2014, with the remaining 472,500 shares scheduled to vest in equal installments on February 22, 2015, 2016 and 2017. The restricted shares contain dividend participation features and therefore are considered participating securities.
The following summarizes restricted shares activity for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014		2013
	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
	($ in millions)
Beginning of period	915,000	$6.5	927,000	$9.6
New awards	—	—	—	—
Forfeitures	(2,500)	—	—	—
Vested	(300,000)	—	(9,000)	—
Expense recognized	—	(0.8)	—	(0.8)
End of period	612,500	$5.7	918,000	$8.8
Restricted shares that vested during the three months ended March 31, 2014 and 2013 had a grant date fair value of $4.3 million and $0.1 million, respectively. As of March 31, 2014, unrecognized compensation expense of $5.7 million related to restricted stock awards is expected to be recognized over a weighted-average period of 2.5 years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. Income Taxes

operations are financed with a combination of debt and equity and the financing income currently accounts for the majority of non-U.S. earnings.
OneBeacon's income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2014 and 2013, represented net effective tax rates of 11.9% and 22.5% respectively. The effective tax rate for the three months ended March 31, 2014, was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate and the settlement of the 2005-2006 IRS exam. The effective tax rate for the three months ended March 31, 2013, was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. For the three months ended March 31, 2014 and 2013, the effective tax rate on non-U.S. income was 1.3% and (0.1)%, respectively, and the effective tax rate on U.S. income was 16.0% and 29.4%, respectively.
In arriving at the effective tax rate for the three months months ended March 31, 2014 and 2013, OneBeacon forecasted all income and expense items including the realized and change in unrealized investment gains for the years ending December 31, 2014 and 2013, and included these gains in the effective tax rate calculation.
OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2005. On February 14, 2014, OneBeacon received Form 870-AD (Offer to Waive Restrictions on Assessment and Collection Tax Deficiency and to Accept Over assessment) from the IRS Appeals Office relating to the examination of tax years 2005 and 2006. All disputed items have now been agreed and resolved with the Joint Committee. OneBeacon recorded a tax benefit of $5.0 million in the first quarter of 2014 relating to the settlement of the IRS examination for tax years 2005 and 2006.
On July 28, 2011, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2007, 2008 and 2009. On July 17, 2013, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $69.3 million. However, $60.2 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority. OneBeacon disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.
On September 2, 2013, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2010, 2011 and 2012. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.
NOTE 11. Fair Value of Financial Instruments
OneBeacon carries its financial instruments on its balance sheet at fair value with the exception of its equity method investments and fixed-rate, long-term indebtedness. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Certain financial instruments are excluded from disclosure, including insurance contracts, other than financial guarantees, and investment contracts.
At March 31, 2014 and December 31, 2013, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $275.1 million and $269.8 million, respectively, which compared to a carrying value of $274.7 million as of both March 31, 2014 and December 31, 2013. The fair value measurement of the Senior Notes is classified as Level 2 in the valuation hierarchy.
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
NOTE 12. Legal Contingencies

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
The following summarizes significant ongoing non-claims related litigation or arbitration as of March 31, 2014:
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
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. The Committee Action will proceed upon the lifting of the stay and a scheduling order.

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
The following table outlines the Company's computation of earnings per share for net income from continuing operations attributable to OneBeacon's common shareholders for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Earnings attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders	$47.5	$67.9
Allocation of income for participating unvested restricted common shares	(0.4)	(0.7)
Dividends paid on participating restricted common shares	(0.1)	(0.2)
Total allocation to restricted common shares	(0.5)	(0.9)
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$47.0	$67.0

Undistributed net earnings (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$47.0	$67.0
Dividends paid, net of restricted common share amounts	(19.9)	(19.8)
Total undistributed net earnings, net of restricted common share amounts	$27.1	$47.2

Earnings per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.4	95.4
Weighted average unvested restricted common shares(1)	(0.8)	(0.9)
Basic and diluted earnings per share denominator	94.6	94.5

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income from continuing operations attributable to OneBeacon's common shareholders	$0.50	$0.71
Dividends declared and paid	(0.21)	(0.21)
Undistributed earnings	$0.29	$0.50
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

Basic and diluted income (loss) per share amounts for discontinued operations are included in Note 15—"Discontinued Operations."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the three months ended March 31, 2014 and 2013, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million as of March 31, 2014.
During the three months ended March 31, 2014 and 2013, the Company repurchased 106,366 and 3,300 common shares, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorization referred to above.
Dividends on Common Shares
During the three months ended March 31, 2014 and 2013, the Company declared and paid cash dividends totaling $20.0 million, or $0.21 per common share, for each period.
Accumulated Other Comprehensive Income
For the three months ended March 31, 2014 and 2013, OneBeacon recorded pre-tax changes to accumulated other comprehensive income for net increases in net benefit plan assets and obligations of $0.1 million (no after tax change) and $0.2 million ($0.1 million after tax change), respectively.
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
The Pennsylvania Insurance Department is currently conducting a required examination of the Runoff Business as part of its regulatory review of the Runoff Transaction. The Company expects the Runoff Transaction to close in the second half of 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

Summary of Reclassified Balances and Related Items
As of March 31, 2014 and December 31, 2013, the Runoff Transaction met the criteria for held for sale accounting. As a result, the assets and liabilities associated with the businesses being sold, after effecting the various steps contemplated by the Stock Purchase Agreement, are presented separately as single line items in the asset and liability sections of the consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively. The following summarizes the major categories of assets and liabilities associated with the business classified as held for sale:

	March 31, 2014	December 31, 2013
	($ in millions)
Assets:
Investments	$222.2	$236.3
Premiums receivable	12.8	9.1
Reinsurance recoverable on unpaid losses(1)	1,540.0	1,604.7
Reinsurance recoverable on paid losses	9.5	10.7
Net deferred tax asset	3.2	3.3
Other assets	15.4	16.0
Total assets held for sale	$1,803.1	$1,880.1

Liabilities:
Unpaid loss and loss adjustment expense reserves(1)	$1,717.3	$1,793.1
Unearned premiums	0.2	0.2
Ceded reinsurance payable	12.1	12.3
Other liabilities(2)	73.5	74.5
Total liabilities held for sale	$1,803.1	$1,880.1
_______________________________________________________________________________

(1)
The March 31, 2014 and December 31, 2013 balances include the remaining purchase accounting fair value adjustments of $133.6 million and $136.9 million, respectively, relating to the OneBeacon Acquisition. As of March 31, 2014 and December 31, 2013, reinsurance recoverable on unpaid losses, gross of purchase accounting adjustments, were $1,673.6 million and $1,741.6 million, respectively, and unpaid loss and LAE reserves, gross of purchase accounting adjustments, were $1,850.9 million and $1,930.0 million for each period.

(2)	Other liabilities as of March 31, 2014 and December 31, 2013 include the accrual related to the pre-tax loss on sale of the Runoff Business of $69.0 million for both periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

As described in Note 1 and Note 2, the results of operations for the Runoff Business have been classified as discontinued operations and are presented as such, net of related income taxes, in the statements of operations and comprehensive income and cash flows for all periods. Investing and financing activities for OneBeacon are managed on a consolidated basis reported within the Investing, Financing and Corporate segment. Therefore, no investment or financing activity is included in discontinued operations.
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three months ended March 31,
	2014	2013
	($ in millions)
Net written premiums	$(0.1)	$0.8
Revenues
Earned premiums	$(0.1)	$0.9
Total revenues	(0.1)	0.9
Expenses
Loss and loss adjustment expenses	—	—
Policy acquisition expenses	—	0.1
Other underwriting expenses	0.7	0.1
Total expenses	0.7	0.2
Pre-tax income (loss)	(0.8)	0.7
Income tax benefit (expense)	0.3	(0.2)
Income (loss) from discontinued operations, net of tax	$(0.5)	$0.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

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
The following table outlines the computation of income (loss) per share for discontinued operations attributable to OneBeacon's common shareholders for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Income (loss) attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income (loss) from discontinued operations attributable to OneBeacon's common shareholders	$(0.5)	$0.5
Allocation of loss for participating unvested restricted common shares	—	—
Net income (loss) from discontinued operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$(0.5)	$0.5

Income (loss) per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.4	95.4
Weighted average unvested restricted common shares(1)	(0.8)	(0.9)
Basic and diluted income (loss) per share denominator	94.6	94.5

Income (loss) per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income (loss) from discontinued operations attributable to OneBeacon's common shareholders per share	$(0.01)	$—
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.
Additional Disclosures
Due to the relative significance of the transactions described above, OneBeacon has expanded the disclosures herein to provide additional insight into the balances and related activity reclassified to held for sale and discontinued operations.
Results of Discontinued Operations
The loss from discontinued operations, net of tax, was $0.5 million for the three months ended March 31, 2014, compared to income of $0.5 million for the three months ended March 31, 2013. The loss for the three months ended March 31, 2014 was substantially a result of non-claims expenses related to the Runoff Business, including dedicated staff. The income for the three months ended March 31, 2013 primarily related to earned premiums from involuntary pools in our Runoff Business.
For the three months ended March 31, 2014 and 2013, the Company recorded no incurred loss and LAE for the Runoff Business. As of March 31, 2014, the recorded net unpaid loss and LAE reserves associated with the Runoff Business totaled $177.3 million. Management believes that the recorded net loss and LAE reserves reflect a reasonable provision for expected future loss and LAE payments and represent management’s best estimate within a range of reasonable estimates.
Fair Value Adjustment
In connection with purchase accounting for the OneBeacon Acquisition, the Company was required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables. Loss and LAE reserves and the related reinsurance recoverable presented in the summary of reclassified balances within assets and liabilities held for sale as of March 31, 2014 and December 31, 2013, are net of $133.6 million and $136.9 million, respectively, related to the outstanding pre-tax unaccreted adjustment.

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
In connection with the OneBeacon Acquisition, Aviva caused OneBeacon to purchase two reinsurance contracts from subsidiaries of Berkshire Hathaway Inc.: a reinsurance contract with National Indemnity Company (“NICO”) for up to $2.5 billion in old asbestos and environmental ("A&E") claims and certain other exposures (the “NICO Cover”) and an adverse loss reserve development cover from General Reinsurance Corporation (“GRC”) for up to $570.0 million, comprised of $400.0 million of adverse loss reserve development occurring in years 2000 and prior (the “GRC Cover”) in addition to $170.0 million of reserves ceded as of the date of the OneBeacon Acquisition. The NICO Cover and GRC Cover, which were contingent on and occurred contemporaneously with the OneBeacon Acquisition, were put in place in lieu of a seller guarantee of loss and LAE reserves and are therefore accounted for under GAAP as a seller guarantee.
NICO Cover
Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the underlying Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. OneBeacon estimates that on an incurred basis it has used approximately $2.3 billion of the coverage provided by NICO at March 31, 2014. Net losses paid totaled approximately $1.7 billion as of March 31, 2014. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third-Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover at March 31, 2014.
GRC Cover
Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal. As of March 31, 2014, OneBeacon has ceded estimated incurred losses of $562.0 million to GRC under the GRC Cover. As of March 31, 2014, OneBeacon has $359.7 million of reinsurance recoverable on unpaid losses outstanding under the GRC Cover.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

At March 31, 2014, OneBeacon had $9.5 million of reinsurance recoverable on paid losses and $1,673.6 million (gross of $133.6 million in purchase accounting adjustments, as described above) that will become recoverable if claims are paid in accordance with current reserve estimates, related to the Runoff Business that have been reclassified to assets held for sale. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table provides a listing of the top reinsurers related to the Runoff Business reported in assets held for sale, excluding industry pools and associations, based on reinsurance recoverable amounts on paid and unpaid losses, the percentage of the total reported as held for sale (gross of the $133.6 million in purchase accounting adjustment), and the reinsurers' A.M. Best ratings.

($ in millions)	Balance at March 31, 2014	% of total	A.M. Best Rating(1)
National Indemnity Company ("NICO") and General Reinsurance Corporation(2)	$1,188.8	71%	A++
Hanover Insurance Company	38.7	2%	A
Tokio Marine and Nichido Fire(3)	26.1	2%	A++
Munich Reinsurance America	14.1	1%	A+
Tower Insurance Company	9.9	1%	B(4)
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

(2)	Includes $198.3 million of Third Party Recoverables, which NICO would pay under the terms of the NICO Cover if they are unable to collect from third party reinsurers.

(3)	Excludes $21.4 million of reinsurance recoverables from the various reinsurers that are guaranteed by Tokio Marine and Nichido Fire.

(4)	Under review with developing implications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH. The following tables present OneBeacon's consolidating balance sheets as of March 31, 2014 and December 31, 2013 and statements of operations and comprehensive income and cash flows for the three months ended March 31, 2014 and 2013. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of March 31, 2014		(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,765.7	$2.9	$(25.0)	$1,743.6
Short-term investments, at amortized cost (which approximates fair value)	2.0	143.3	7.4	—	152.7
Common equity securities, at fair value	—	347.1	—	—	347.1
Convertible fixed maturity investments, at fair value	—	29.3	—	—	29.3
Other investments	—	143.0	—	—	143.0
Total investment securities	2.0	2,428.4	10.3	(25.0)	2,415.7
Cash	—	138.6	—	—	138.6
Reinsurance recoverables	—	83.1	—	—	83.1
Premiums receivable	—	249.2	—	—	249.2
Deferred acquisition costs	—	105.9	—	—	105.9
Net deferred tax asset	—	82.1	(2.4)	0.1	79.8
Investment income accrued	—	9.6	—	(0.5)	9.1
Accounts receivable on unsettled investment sales	—	6.7	—	—	6.7
Investments in subsidiaries	1,130.5	—	1,071.0	(2,201.5)	—
Other assets	(2.3)	289.5	2.7	—	289.9
Assets held for sale	—	1,803.1	—	—	1,803.1
Total assets	$1,130.2	$5,196.2	$1,081.6	$(2,226.9)	$5,181.1
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,069.8	$—	$—	$1,069.8
Unearned premiums	—	582.2	—	—	582.2
Debt	—	—	299.7	(25.0)	274.7
Accounts payable on unsettled investment purchases	—	25.6	—	—	25.6
Other liabilities	(0.1)	285.9	7.3	(0.5)	292.6
Liabilities held for sale	—	1,803.1	—	—	1,803.1
Total liabilities	(0.1)	3,766.6	307.0	(25.5)	4,048.0
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,130.3	1,426.8	774.6	(2,201.4)	1,130.3
Total noncontrolling interests	—	2.8	—	—	2.8
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,130.3	1,429.6	774.6	(2,201.4)	1,133.1
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,130.2	$5,196.2	$1,081.6	$(2,226.9)	$5,181.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of December 31, 2013		(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,725.4	$—	$(24.5)	$1,700.9
Short-term investments, at amortized cost (which approximates fair value)	13.0	140.0	4.0	—	157.0
Common equity securities, at fair value	—	336.9	—	—	336.9
Convertible fixed maturity investments, at fair value	—	30.5	—	—	30.5
Other investments	—	139.6	—	—	139.6
Total investment securities	13.0	2,372.4	4.0	(24.5)	2,364.9
Cash	—	166.6	1.5	—	168.1
Reinsurance recoverables	—	89.9	—	—	89.9
Premiums receivable	—	228.2	—	—	228.2
Deferred acquisition costs	—	103.7	—	—	103.7
Net deferred tax asset	—	93.1	(2.4)	(0.1)	90.6
Investment income accrued	—	10.3	—	(0.2)	10.1
Accounts receivable on unsettled investment sales	—	3.3	—	—	3.3
Investments in subsidiaries	1,092.0	—	1,034.9	(2,126.9)	—
Other assets	(0.8)	272.4	1.1	—	272.7
Assets held for sale	—	1,880.1	—	—	1,880.1
Total assets	$1,104.2	$5,220.0	$1,039.1	$(2,151.7)	$5,211.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,054.3	$—	$—	$1,054.3
Unearned premiums	—	544.9	—	—	544.9
Debt	—	—	299.7	(25.0)	274.7
Accounts payable on unsettled investment purchases	—	11.6	—	—	11.6
Other liabilities	(0.1)	335.0	3.9	(0.2)	338.6
Liabilities held for sale	—	1,880.1	—	—	1,880.1
Total liabilities	(0.1)	3,825.9	303.6	(25.2)	4,104.2
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,104.3	1,391.0	735.5	(2,126.5)	1,104.3
Total noncontrolling interests	—	3.1	—	—	3.1
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,104.3	1,394.1	735.5	(2,126.5)	1,107.4
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,104.2	$5,220.0	$1,039.1	$(2,151.7)	$5,211.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Three months ended March 31, 2014	(in millions)
Revenues
Earned premiums	$—	$276.5	$—	$—	$276.5
Net investment income	—	10.3	—	(0.3)	10.0
Net realized and change in unrealized investment gains	—	19.4	—	(0.5)	18.9
Net other revenues	—	1.0	—	—	1.0
Total revenues	—	307.2	—	(0.8)	306.4
Expenses
Loss and loss adjustment expenses	—	149.4	—	—	149.4
Policy acquisition expenses	—	46.7	—	—	46.7
Other underwriting expenses	—	49.4	—	—	49.4
General and administrative expenses	1.6	1.6	0.1	—	3.3
Interest expense	—	—	3.5	(0.3)	3.2
Total expenses	1.6	247.1	3.6	(0.3)	252.0
Pre-tax (loss) income from continuing operations	(1.6)	60.1	(3.6)	(0.5)	54.4
Income tax (expense) benefit	—	(8.3)	1.6	0.2	(6.5)
Net (loss) income from continuing operations	(1.6)	51.8	(2.0)	(0.3)	47.9
Loss from discontinued operations, net of tax	—	(0.5)	—	—	(0.5)
(Loss) income before equity in earnings of unconsolidated affiliates	(1.6)	51.3	(2.0)	(0.3)	47.4
Equity in earnings of subsidiaries, net of tax	48.6	—	41.1	(89.7)	—
Net income including noncontrolling interests	47.0	51.3	39.1	(90.0)	47.4
Less: Net income attributable to noncontrolling interests	—	(0.4)	—	—	(0.4)
Net income attributable to OneBeacon's common shareholders	47.0	50.9	39.1	(90.0)	47.0
Other comprehensive income, net of tax	—	—	—	—	—
Comprehensive income attributable to OneBeacon's common shareholders	$47.0	$50.9	$39.1	$(90.0)	$47.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Three months ended March 31, 2013	(in millions)
Revenues
Earned premiums	$—	$286.5	$—	$—	$286.5
Net investment income	—	10.3	(0.6)	(0.3)	9.4
Net realized and change in unrealized investment gains	—	28.7	0.1	(0.4)	28.4
Net other revenues	—	24.0	—	—	24.0
Total revenues	—	349.5	(0.5)	(0.7)	348.3
Expenses
Loss and loss adjustment expenses	—	148.9	—	—	148.9
Policy acquisition expenses	—	54.8	—	—	54.8
Other underwriting expenses	—	49.3	—	—	49.3
General and administrative expenses	1.0	3.2	(0.2)	—	4.0
Interest expense	—	—	3.5	(0.3)	3.2
Total expenses	1.0	256.2	3.3	(0.3)	260.2
Pre-tax (loss) income from continuing operations	(1.0)	93.3	(3.8)	(0.4)	88.1
Income tax (expense) benefit	0.1	(22.9)	2.8	0.2	(19.8)
Net (loss) income from continuing operations	(0.9)	70.4	(1.0)	(0.2)	68.3
Income from discontinued operations, net of tax	—	0.5	—	—	0.5
Net (loss) income before equity in earnings of unconsolidated affiliates	(0.9)	70.9	(1.0)	(0.2)	68.8
Equity in earnings of subsidiaries, net of tax	69.3	—	58.5	(127.8)	—
Net income including noncontrolling interests	68.4	70.9	57.5	(128.0)	68.8
Less: Net income attributable to noncontrolling interests	—	(0.4)	—	—	(0.4)
Net income attributable to OneBeacon's common shareholders	68.4	70.5	57.5	(128.0)	68.4
Other comprehensive income, net of tax	0.1	—	0.1	(0.1)	0.1
Comprehensive income attributable to OneBeacon's common shareholders	$68.5	$70.5	$57.6	$(128.1)	$68.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Three months ended March 31, 2014	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$47.0	$51.3	$39.1	$(90.0)	$47.4
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(48.6)	—	(41.1)	89.7	—
Net loss from discontinued operations	—	0.5	—	—	0.5
Net realized and change in unrealized investment gains	—	(19.4)	—	0.5	(18.9)
Deferred income tax expense	—	11.1	—	(0.2)	10.9
Dividends received from subsidiaries	10.0	—	5.0	(15.0)	—
Other operating items:
Net change in loss and LAE reserves	—	15.5	—	—	15.5
Net change in unearned premiums	—	37.3	—	—	37.3
Net change in premiums receivable	—	(21.0)	—	—	(21.0)
Net change in reinsurance recoverable on paid and unpaid losses	—	6.8	—	—	6.8
Net change in other assets and liabilities	2.4	(63.7)	1.8	—	(59.5)
Net cash provided from operations—continuing operations	10.8	18.4	4.8	(15.0)	19.0
Net cash used for operations—discontinued operations	—	(14.6)	—	—	(14.6)
Net cash provided from operations	10.8	3.8	4.8	(15.0)	4.4
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	11.0	(3.3)	(3.4)	—	4.3
Maturities of fixed maturity investments	—	115.7	—	—	115.7
Sales of fixed maturity investments	—	324.5	0.1	—	324.6
Sales of common equity securities	—	24.3	—	—	24.3
Sales of convertible fixed maturity investments	—	9.8	(3.0)	—	6.8
Return of capital and distributions of other investments	—	1.6	—	—	1.6
Purchases of fixed maturity investments	—	(466.0)	—	—	(466.0)
Purchases of common equity securities	—	(26.0)	—	—	(26.0)
Purchases of convertible fixed maturity investments	—	(3.8)	—	—	(3.8)
Contributions for other investments	—	(2.3)	—	—	(2.3)
Net change in unsettled investment purchases and sales	—	10.6	—	—	10.6
Net acquisitions of property and equipment	—	(0.6)	—	—	(0.6)
Net cash provided from (used for) investing activities—continuing operations	11.0	(15.5)	(6.3)	—	(10.8)
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash provided from (used for) investing activities	11.0	(15.5)	(6.3)	—	(10.8)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(20.0)	—	—	—	(20.0)
Cash dividends paid to parent	—	(15.0)	—	15.0	—
Repurchases and retirements of common stock	(1.8)	—	—	—	(1.8)
Payments on capital lease obligation	—	(1.3)	—	—	(1.3)
Net cash used for financing activities—continuing operations	(21.8)	(16.3)	—	15.0	(23.1)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(21.8)	(16.3)	—	15.0	(23.1)
Net decrease in cash during period	—	(28.0)	(1.5)	—	(29.5)
Cash balance at beginning of period	—	166.6	1.5	—	168.1
Cash balance at end of period	$—	$138.6	$—	$—	$138.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Three months ended March 31, 2013	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$68.4	$70.9	$57.5	$(128.0)	$68.8
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(69.3)	—	(58.5)	127.8	—
Net income from discontinued operations	—	(0.5)	—	—	(0.5)
Net realized and change in unrealized investment gains	—	(28.7)	(0.1)	0.4	(28.4)
Net realized gain on sale of business	—	(23.0)	—	—	(23.0)
Deferred income tax expense	—	22.4	0.2	(0.2)	22.4
Dividends received from subsidiaries	22.0	—	23.0	(45.0)	—
Other operating items:
Net change in loss and LAE reserves	—	10.3	—	—	10.3
Net change in unearned premiums	—	(22.8)	—	—	(22.8)
Net change in premiums receivable	—	(1.8)	—	—	(1.8)
Net change in reinsurance recoverable on paid and unpaid losses	—	2.4	—	—	2.4
Net change in other assets and liabilities	1.1	(17.1)	5.0	—	(11.0)
Net cash provided from operations—continuing operations	22.2	12.1	27.1	(45.0)	16.4
Net cash used for operations—discontinued operations	—	(40.7)	—	—	(40.7)
Net cash provided from (used for) operations	22.2	(28.6)	27.1	(45.0)	(24.3)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(2.2)	(17.8)	34.8	—	14.8
Maturities of fixed maturity investments	—	103.1	0.6	—	103.7
Sales of fixed maturity investments	—	567.0	101.4	(35.7)	632.7
Sales of common equity securities	—	89.7	—	—	89.7
Sales of convertible fixed maturity investments	—	29.6	—	—	29.6
Return of capital and distributions of other investments	—	18.6	—	—	18.6
Purchases of fixed maturity investments	—	(576.1)	(133.8)	35.7	(674.2)
Purchases of common equity securities	—	(102.3)	—	—	(102.3)
Purchases of convertible fixed maturity investments	—	(5.0)	—	—	(5.0)
Contributions for other investments	—	(16.0)	—	—	(16.0)
Proceeds from sale of business	—	31.3	—	—	31.3
Net change in unsettled investment purchases and sales	—	(18.3)	—	—	(18.3)
Net acquisitions of property and equipment	—	(3.0)	—	—	(3.0)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	30.0	—	(30.0)	—
Net cash (used for) provided from investing activities—continuing operations	(2.2)	130.8	3.0	(30.0)	101.6
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash (used for) provided from investing activities	(2.2)	130.8	3.0	(30.0)	101.6
Cash flows from financing activities:
Cash dividends paid to common shareholders	(20.0)	—	—	—	(20.0)
Cash dividends paid to parent	—	(45.0)	—	45.0	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	—	(30.0)	30.0	—
Payments on capital lease obligation	—	(1.8)	—	—	(1.8)
Net cash used for financing activities—continuing operations	(20.0)	(46.8)	(30.0)	75.0	(21.8)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(20.0)	(46.8)	(30.0)	75.0	(21.8)
Net increase in cash during period	—	55.4	0.1	—	55.5
Cash balance at beginning of period	—	43.9	—	—	43.9
Cash balance at end of period	$—	$99.3	$0.1	$—	$99.4

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 59 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
Book Value Per Share
The following table presents our book value per share:

	March 31, 2014	December 31, 2013	March 31, 2013
	(in millions except per share amounts)
Numerator
OneBeacon's common shareholders' equity	$1,130.3	$1,104.3	$1,063.8
Denominator
Common shares outstanding(1)	95.3	95.4	95.4
Book value per share	$11.86	$11.58	$11.15

Dividends paid per share	$0.21	$0.84	$0.21
_______________________________________________________________________________

(1)	Common shares outstanding includes unvested restricted shares.
We ended the first quarter of 2014 with a book value per share of $11.86, reflecting an increase of 4.2%, including quarterly dividends of $0.21 per share, for the three months ended March 31, 2014. The growth in book value per share was driven by $47.9 million of net income from continuing operations, which included pre-tax underwriting results of $31.0 million, reflecting a combined ratio of 88.8%, and pre-tax net investment results of $28.9 million, reflecting a 1.2% total return on average invested assets, as well as a $5.0 million tax benefit resulting from the settlement of an IRS examination for tax years 2005 and 2006.
For the quarter ended March 31, 2014, we reported comprehensive income attributable to OneBeacon’s common shareholders of $47.0 million, compared to comprehensive income for the same period in 2013 of $68.5 million, which included a $23.0 million pre-tax gain ($15.0 million after tax) from the sale of Essentia Insurance Company (Essentia).
Significant Transactions
Dispositions
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
The Runoff Transaction is subject to various closing conditions, primarily the receipt of regulatory approvals. The regulatory review process has included a third party actuarial review of the Runoff Business loss and LAE reserves, completed in September of 2013; in addition, an independent stochastic modeling of the future cash flows of the Runoff Business was subsequently required. At closing, Armour and/or OneBeacon Insurance Company (OBIC) and certain legal entities within the ongoing OneBeacon structure will enter into various ancillary agreements, including the amendment of existing reinsurance agreements and administrative services agreements, to support the separation of the Runoff Business and subsequent transfer to Armour. Also as part of the Runoff Transaction, at closing, OneBeacon and Armour will enter into a Transition Services Agreement (TSA), pursuant to which we will provide certain transition services to Armour during the term of the TSA, which has an initial term of one year. We have concluded that continuing involvement after the closing of the transaction is insignificant relative to the business being sold.

The Pennsylvania Insurance Department is currently conducting a required examination of the Runoff Business as part of its regulatory review of the Runoff Transaction. We expect the Runoff Transaction to close in the second half of 2014.
Essentia
Effective January 1, 2013, OneBeacon completed the sale of Essentia, an indirect wholly-owned subsidiary which wrote the Collector Cars and Boats business, to Markel Corporation. Concurrently, OneBeacon and Hagerty Insurance Agency (Hagerty) terminated their underwriting arrangement with respect to the Collector Cars and Boats business, and we recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in 2013. We had negligible earned premiums for the three months ended March 31, 2014 and earned premiums of $40.6 million for the three months ended March 31, 2013 related to the Collector Cars and Boats underwriting operating segment.
Results of Operations
Review of Consolidated Results
A summary of our consolidated financial results for the three months ended March 31, 2014 and 2013, is as follows:

	Three months ended March 31,
	2014	2013
	($ in millions)
Net written premiums	$311.1	$265.1
Revenues
Earned premiums	$276.5	$286.5
Net investment income	10.0	9.4
Net realized and change in unrealized investment gains	18.9	28.4
Net other revenues	1.0	24.0
Total revenues	306.4	348.3
Expenses
Loss and loss adjustment expense	149.4	148.9
Policy acquisition expenses	46.7	54.8
Other underwriting expenses	49.4	49.3
General and administrative expenses	3.3	4.0
Interest expense	3.2	3.2
Total expenses	252.0	260.2
Pre-tax income from continuing operations	54.4	88.1
Income tax expense	(6.5)	(19.8)
Net income from continuing operations	47.9	68.3
Income (loss) from discontinued operations, net of tax	(0.5)	0.5
Net income including noncontrolling interests	47.4	68.8
Less: Net income attributable to noncontrolling interests	(0.4)	(0.4)
Net income attributable to OneBeacon's common shareholders	47.0	68.4
Other comprehensive income, net of tax	—	0.1
Comprehensive income attributable to OneBeacon's common shareholders	$47.0	$68.5

The following table provides our consolidated underwriting ratios for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Underwriting ratios:
Loss and loss adjustment expense (LAE)	54.0%	52.0%
Expense	34.8	36.3
Total combined ratio	88.8%	88.3%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	Three months ended March 31,
	2014	2013
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.0 pts	1.1 pts
Prior year loss reserve development	(0.6) pts	(1.0) pts
Consolidated Results—Three months ended March 31, 2014 versus three months ended March 31, 2013
Our comprehensive income attributable to OneBeacon's common shareholders was $47.0 million for the three months ended March 31, 2014, compared to comprehensive income of $68.5 million for the three months ended March 31, 2013. Net income attributable to OneBeacon's common shareholders was $47.0 million for the three months ended March 31, 2014, compared to net income of $68.4 million for the same period in 2013. The decrease in net income compared to the prior year period was primarily due to a $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia in the three months ended March 31, 2013, as well as an $8.9 million decrease in net investment results for the three months ended March 31, 2014, compared to the same period in 2013, driven by lower net realized and change in unrealized gains in our common equities securities portfolio resulting from lower equity market performance in the current year period compared to the prior year period. These decreases in pre-tax income were offset in part by lower tax expense which included a $5.0 million favorable settlement of an IRS examination during the three months ended March 31, 2014.
Consolidated net written premiums increased to $311.1 million in the three months ended March 31, 2014, compared to $265.1 million for the three months ended March 31, 2013, resulting primarily from increases in net written premiums from our newer businesses, particularly Programs, Crop, and Surety, as well as the Technology underwriting operating segment.
Our total revenues of $306.4 million for the three months ended March 31, 2014 decreased $41.9 million compared to $348.3 million for the prior year period, due primarily to the gain from the sale of Essentia in 2013 and the decrease in net investment results. Additionally, earned premiums decreased $10.0 million for the three months ended March 31, 2014, compared to the same period in 2013, as our exit from the Collector Cars and Boats business more than offset increased earned premium in our other underwriting operating segments. Net investment income increased slightly to $10.0 million for the three months ended March 31, 2014, compared to $9.4 million for the three months ended March 31, 2013, primarily due to increased dividend income and higher yields on new fixed maturity purchases. Net realized and change in unrealized investment gains decreased to $18.9 million, compared to $28.4 million in the three months ended March 31, 2013, driven by modest results in the equity market compared to large gains in 2013. Net other revenues declined to $1.0 million in the three months ended March 31, 2014, compared to $24.0 million of other revenues in the three months ended March 31, 2013, due to the $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia.
Total expenses decreased to $252.0 million for the three months ended March 31, 2014, compared to $260.2 million for the three months ended March 31, 2013, resulting primarily from decreased policy acquisition expenses. Net loss and LAE increased slightly to $149.4 million for the three months ended March 31, 2014, compared to $148.9 million for the same period in 2013. Policy acquisition expenses were $46.7 million for the three months ended March 31, 2014, representing a decrease of $8.1 million from the prior year period, driven primarily by our exited Collector Cars and Boats underwriting operating segment in 2013, which carried a high acquisition expense. Other underwriting expenses were $49.4 million for the three months ended March 31, 2014, compared to $49.3 million for the three months ended March 31, 2013, due primarily to increased incentive compensation and fringe expenses that were mostly offset by decreased expenses for non-claims litigation and costs related to our migration of certain corporate functions to Minnesota incurred in the prior year period. Interest expense was unchanged at $3.2 million for the each of the three month periods ended March 31, 2014 and 2013.

Our income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2014 and 2013 represented net effective tax rates of 11.9% and 22.5%, respectively. The effective tax rate for the three months ended March 31, 2014, was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate and the settlement of the 2005-2006 IRS exam. The effective tax rate for the three months ended March 31, 2013, was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. The effective tax rate on non-U.S. income for the three months ended March 31, 2014 and 2013 was 1.3% and (0.1)%, respectively, and the effective tax rate on U.S. income was 16.0% and 29.4%, respectively.
Our combined ratio for the three months ended March 31, 2014 was 88.8%, reflecting a 54.0% loss and LAE ratio and a 34.8% expense ratio, which compared to a combined ratio reported for the three months ended March 31, 2013 of 88.3%, consisting of a 52.0% loss and LAE ratio and a 36.3% expense ratio. The 2.0 point increase in the loss and LAE ratio was due to a 1.7 point increase in current accident year non-catastrophe losses and a 0.4 point decrease in favorable prior year loss reserve development, offset in part by a 0.1 point decrease in catastrophe losses. Catastrophe losses were $2.8 million, or 1.0 point, for the three months ended March 31, 2014, primarily resulting from ice and snow storms in the midwestern and northeastern United States, as well as storms in Oklahoma, compared to $3.0 million, or 1.1 points, for the same period in 2013. Net favorable loss reserve development was $1.4 million, or 0.6 points, for the three months ended March 31, 2014, driven by favorable development in Technology and International Marine Underwriters (IMU). This compared to favorable loss reserve development of $2.9 million, or 1.0 point, for the three months ended March 31, 2013, primarily driven by our medical facilities and managed care errors and omissions lines in our healthcare business, which is included in Professional Insurance. The expense ratio improved 1.5 points to 34.8% for the three months ended March 31, 2014, due primarily to a 2.2 point decrease in policy acquisition expenses for the three months ended March 31, 2014, compared to the same period in 2013, driven by our exit of the Collector Cars and Boats business, which carried a high acquisition expense ratio. Other underwriting expense increased 0.7 points due to increased incentive compensation and fringe expenses that were partially reduced by decreased expenses for non-claims litigation and costs related to our migration of certain corporate functions to Minnesota.
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
For the three months ended March 31, 2014 and 2013, our net combined ratio was higher than our gross combined ratio by 4.0 point and 0.6 points as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
Summary of Operations By Segment
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of eight operating segments, including the Collector Cars and Boats underwriting operating segment that was exited in the first quarter of 2013 (see Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements), representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. In addition to Collector Cars and Boats, the Specialty Products segment includes the Professional Insurance, Specialty Property, Environmental, Tuition Reimbursement, Programs, Surety, and Crop underwriting operating segments.
The Specialty Industries segment is comprised of six underwriting operating segments, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Specialty Industries segment includes the IMU, Technology, Accident, Government Risks, Entertainment, and Energy (which has been exited) underwriting operating segments.
The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and our intermediate subsidiaries.

Specialty Products
Financial results for our Specialty Products reportable segment for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	2013
	($ in millions)
Net written premiums	$160.8	$123.9

Earned premiums	$135.4	$153.7
Loss and LAE	(78.0)	(78.6)
Policy acquisition expenses	(21.4)	(30.4)
Other underwriting expenses	(22.2)	(24.3)
Total underwriting income	13.8	20.4
Net other revenues	0.1	0.3
General and administrative expenses	0.1	—
Pre-tax income from continuing operations	$14.0	$20.7
The following table provides underwriting ratios for Specialty Products for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Underwriting ratios:
Loss and LAE	57.6%	51.2%
Expense	32.2	35.5
Total combined ratio	89.8%	86.7%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	Three months ended March 31,
	2014	2013
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	0.8 pts	1.0 pts
Prior year loss reserve development	0.5 pts	(0.3) pts
Specialty Products—Three months ended March 31, 2014 versus three months ended March 31, 2013
Net written premiums for Specialty Products increased to $160.8 million for the three months ended March 31, 2014 from $123.9 million for the three months ended March 31, 2013. The increase was primarily due to increases in net written premiums of $12.7 million from Programs and $5.2 million from Surety, two of our newer underwriting operating segments. Also driving the increase was $11.3 million of net written premiums from our new Crop business, estimated based on spring planting applications that were processed during the quarter, with the balance of the spring planting applications to be processed, and associated estimated written premiums to be recorded, in the second quarter of 2014.
The Specialty Products combined ratio for the three months ended March 31, 2014 increased to 89.8% from 86.7% for the three months ended March 31, 2013. The loss and LAE ratio increased by 6.4 points to 57.6% and the expense ratio decreased by 3.3 points to 32.2%. The increase in the loss and LAE ratio was due to a 5.8 point increase in current accident year non-catastrophe losses, driven in part by the current year period no longer benefiting from the low loss and LAE ratio experienced in the Collector Cars and Boats business, which had a significant runoff of earned premium in the prior year period. In addition, there was a 0.8 point unfavorable change in prior year loss reserve development, offset in part by a 0.2 point decrease in catastrophe losses. The three months ended March 31, 2014 included 0.5 points of net unfavorable loss reserve development, primarily related to our Tuition Reimbursement underwriting operating segment. This compared to 0.3 points of favorable loss reserve development in the three months ended March 31, 2013, primarily related to Professional Insurance, offset in part by unfavorable loss reserve development for Specialty Property and Collector Cars and Boats. The three months ended March 31, 2014 included 0.8 points of catastrophe losses, primarily related to ice and snow storms in the midwestern and northeastern United States impacting the financial services business within Professional Insurance, compared with 1.0 point of catastrophe losses in the three months ended March 31, 2013, primarily related to storms impacting Specialty Property. The decrease in the expense ratio for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily driven by a 4.0 point decrease in policy acquisition expenses, due significantly to our exited Collector Cars and Boats underwriting operating segment in 2013, which carried a high acquisition expense. This decrease in policy acquisition expense was partially offset by a 0.7 point increase in other underwriting expense due to increased incentive compensation and fringe expenses that were partially reduced by decreased expenses for non-claims litigation and costs related to our migration of certain corporate functions to Minnesota.
Specialty Industries
Financial results for our Specialty Industries reportable segment for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
	2014	2013
	($ in millions)
Net written premiums	$150.3	$141.2

Earned premiums	$141.1	$132.8
Loss and LAE	(71.4)	(70.3)
Policy acquisition expenses	(25.3)	(24.4)
Other underwriting expenses	(27.2)	(25.0)
Total underwriting income	17.2	13.1
Net other revenues	0.1	0.2
General and administrative expenses	(0.5)	(0.6)
Pre-tax income from continuing operations	$16.8	$12.7
The following table provides underwriting ratios for Specialty Industries for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Underwriting ratios:
Loss and LAE	50.6%	52.9%
Expense	37.2	37.2
Total combined ratio	87.8%	90.1%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	Three months ended March 31,
	2014	2013
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.2 pts	1.2 pts
Prior year loss reserve development	(1.6) pts	(1.8) pts
Specialty Industries—Three months ended March 31, 2014 versus three months ended March 31, 2013
Net written premiums for Specialty Industries increased to $150.3 million for the three months ended March 31, 2014 from $141.2 million in the three months ended March 31, 2013. The increase in the three months ended March 31, 2014 was primarily due to increases in net written premiums of $5.8 million from our Technology underwriting operating segment, $3.2 million from IMU, and $2.3 million from Entertainment, which were primarily due to rate increases and new business, offset in part by a decrease of $2.9 million from Government Risks.
The Specialty Industries combined ratio for the three months ended March 31, 2014 decreased to 87.8% from 90.1% for the three months ended March 31, 2013, as the loss and LAE ratio decreased by 2.3 points to 50.6% and the expense ratio remained flat at 37.2%. The 2.3 point decrease in the loss and LAE ratio for the three months ended March 31, 2014, compared to the same period in 2013, was primarily driven by a 2.5 point decrease in current accident year non-catastrophe losses, offset by a 0.2 point decrease in favorable loss reserve development, while catastrophe losses were unchanged. The three months ended March 31, 2014 included 1.6 points of favorable loss reserve development primarily related to Technology and IMU, compared to 1.8 points of favorable loss reserve development in the three months ended March 31, 2013 primarily related to Technology. The three months ended March 31, 2014 included 1.2 points of catastrophe losses, primarily related to ice and snow storms in the midwestern United States, as well as Oklahoma storms, impacting Technology, IMU and Government Risks. This compared to 1.2 points of catastrophe losses in the three months ended March 31, 2013, primarily related to storms impacting IMU and Government Risks. The change in the expense ratio included a 0.4 point increase in other underwriting expenses in 2014, compared to the same period in 2013, which was offset by a 0.4 point decrease in policy acquisition expenses, driven by lower premium taxes. The increase in other underwriting expense was due to increased incentive compensation and fringe expenses that were partially reduced by decreased expenses related to our migration of certain corporate functions to Minnesota.
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
MPCI net written premiums are estimated based on processed applications, which are typically received around the sales closing date, with necessary adjustments made as we receive acreage reports from the policyholders. Premiums written are recognized as revenues and are earned ratably over the period of risk commencing with the sales closing date, which approximates the inception of the planting season, and ending with the estimated crop harvest date. All of the written premium in our Crop business was related to the MPCI program.
Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
	2014	2013
	($ in millions)
Net investment income	$10.0	$9.4
Net realized and change in unrealized investment gains	18.9	28.4
Pre-tax investment results	28.9	37.8
Net other revenues	0.8	23.5
General and administrative expenses	(2.9)	(3.4)
Interest expense	(3.2)	(3.2)
Pre-tax income from continuing operations	$23.6	$54.7
Investing, Financing and Corporate—Three months ended March 31, 2014 versus three months ended March 31, 2013
Investing, Financing and Corporate reported pre-tax income from continuing operations of $23.6 million for the three months ended March 31, 2014, compared to $54.7 million for the three months ended March 31, 2013. The decrease was primarily related to a $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia in 2013 and a decrease in investment returns. As described in greater detail in "Summary of Investment Results" below, net investment income increased to $10.0 million for the three months ended March 31, 2014, compared to $9.4 million for the same period in 2013, and net realized and change in unrealized investment gains decreased to $18.9 million for the three months ended March 31, 2014, compared to $28.4 million for the three months ended March 31, 2013. Interest expense was unchanged at $3.2 million for the three months ended March 31, 2014, compared to the same period in 2013.
Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three months ended March 31,
	2014	2013
	($ in millions)
Net written premiums	$(0.1)	$0.8
Revenues
Earned premiums	$(0.1)	$0.9
Total revenues	(0.1)	0.9
Expenses
Loss and loss adjustment expenses	—	—
Policy acquisition expenses	—	0.1
Other underwriting expenses	0.7	0.1
Total expenses	0.7	0.2
Pre-tax income (loss)	(0.8)	0.7
Income tax benefit (expense)	0.3	(0.2)
Income (loss) from discontinued operations, net of tax	$(0.5)	$0.5
Discontinued Operations Results—Three months ended March 31, 2014 versus three months ended March 31, 2013
Our loss from discontinued operations, net of tax, was $0.5 million for the three months ended March 31, 2014, compared to income of $0.5 million for the three months ended March 31, 2013. The loss for the three months ended March 31, 2014 was substantially a result of non-claims expenses related to the Runoff Business, including dedicated staff. The income for the three months ended March 31, 2013 primarily related to earned premiums from involuntary pools in our Runoff Business.
For the three months ended March 31, 2014 and 2013, we recorded no incurred loss and LAE for the Runoff Business. As of March 31, 2014, the recorded net unpaid loss and LAE reserves associated with the Runoff Business totaled $177.3 million. Management believes that the recorded net loss and LAE reserves reflect a reasonable provision for expected future loss and LAE payments and represent management’s best estimate within a range of reasonable estimates.
Loss and LAE reserve fair value adjustment
In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables. Loss and LAE reserves and the related reinsurance recoverable presented in the summary of reclassified balances within assets and liabilities held for sale as March 31, 2014 and December 31, 2013 are net of $133.6 million and $136.9 million, respectively, related to the outstanding pre-tax unaccreted adjustment.

Summary of Investment Results
Investment Returns
A summary of our consolidated pre-tax investment results for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended March 31,
Components of Investment Results	2014	2013
	($ in millions)
Net investment income	$10.0	$9.4
Net realized investment gains	7.3	23.9
Change in net unrealized investment gains	11.6	4.5
Total pre-tax investment results	$28.9	$37.8
Gross investment returns versus typical benchmarks for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,(1)
	2014	2013
Fixed maturity investments	0.8%	0.5%
Short-term investments:	—%	—%
Total fixed income	0.7%	0.4%
Barclays U.S. Intermediate Aggregate Index	1.2%	0.2%

Common equity securities	3.0%	9.3%
Convertible fixed maturity investments	6.0%	2.0%
Total common equity securities and convertible fixed maturity investments	3.2%	8.2%
Other investments	2.0%	2.4%
Total common equity securities, convertible fixed maturity and other investments	2.9%	6.4%
S&P 500 Index	1.8%	10.6%

Total consolidated portfolio	1.2%	1.5%
_______________________________________________________________________________

(1)	Gross investment returns exclude investment expenses of $1.7 million and $1.9 million for the three months ended March 31, 2014 and 2013, respectively.
Investment Returns—Three months ended March 31, 2014 versus three months ended March 31, 2013
Overview
Our total pre-tax investment results were $28.9 million, a return on average invested assets of 1.2% for the three months ended March 31, 2014, compared to $37.8 million, a return of 1.5% for the three months ended March 31, 2013. Net investment income for the three months ended March 31, 2014 was $10.0 million, an increase of $0.6 million, compared to $9.4 million for the three months ended March 31, 2013. Net realized investment gains were $7.3 million for the three months ended March 31, 2014, a decrease of $16.6 million compared to $23.9 million for the three months ended March 31, 2013. The change in net unrealized investment gains was an increase of $11.6 million for the three months ended March 31, 2014, compared to an increase in change in net unrealized investment gains of $4.5 million for the three months ended March 31, 2013.

Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 0.7% for the three months ended March 31, 2014, compared to 0.4% for the three months ended March 31, 2013, and underperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 50 basis points for the three months ended March 31, 2014 as a result of higher yields on a longer duration portfolio. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.5 years excluding short-term investments and approximately 2.3 years including short-term investments at March 31, 2014.
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity and other investments portfolio returned 2.9% for the three months ended March 31, 2014, compared to 6.4% for the three months ended March 31, 2013. Our total common equity securities portfolio returned 3.0% and 9.3% for the three months ended March 31, 2014 and 2013, respectively, or outperformed by 120 basis points and underperformed by 130 basis points, respectively, the S&P 500 Index benchmark. Our total common equity securities portfolio has overweight exposure to financial, energy, materials and consumer staples sectors and underweight exposure to information technology, industrials and consumer discretionary sectors compared to the S&P 500 Index. Our convertible fixed maturity investments portfolio, which returns typically lag in a strong equity market, returned 6.0% and 2.0% for the three months ended March 31, 2014 and 2013, respectively. Other investments, which are composed principally of hedge funds and private equities, returned 2.0% and 2.4% for the three months ended March 31, 2014 and 2013, respectively.
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
As of both March 31, 2014 and December 31, 2013, approximately 92% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage-backed and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in hedge funds and private equity funds, as well as certain investments in debt and equity securities, including mortgage-backed and asset-backed securities, where quoted market prices are unavailable. We determine when transfers between levels have occurred as of the beginning of the period.
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
In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund's net asset value. In circumstances where our portion of a fund's net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At March 31, 2014 and December 31, 2013, we did not record a liquidity adjustment to the net asset value related to our investments in hedge funds or private equity funds.
As of both March 31, 2014 and December 31, 2013, other investments reported at fair value represented approximately 5% of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of March 31, 2014 and December 31, 2013 were comprised of $51.9 million and $49.4 million, respectively, in hedge funds, $57.2 million and $56.1 million, respectively, in private equity funds, and $14.4 million for both periods in an investment in a community reinvestment vehicle. Additionally, other investments accounted for at fair value as of March 31, 2014 included $0.2 million in trust certificates issued upon dissolution of a private equity fund, with no such investments held as of December 31, 2013. As of March 31, 2014 and December 31, 2013, OneBeacon held investments in 9 and 8 hedge funds, respectively, and 18 and 19 private equity funds, respectively. The largest investment in a single fund was $15.1 million and $14.9 million at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, other investments also included $19.3 million and $19.7 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

The fair values at March 31, 2014 and December 31, 2013 for assets measured using Level 3 inputs are as follows:

	Fair value at March 31, 2014(1)	Level 3 Value	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$210.1	$—	—%
Debt securities issued by corporations	755.7	—	—
Municipal obligations	32.1	—	—
Mortgage-backed and asset-backed securities	881.3	18.4	2.1
Foreign government obligations	2.3	—	—
Preferred stocks	84.3	71.3	84.6
Fixed maturity investments	1,965.8	89.7	4.6
Short-term investments	152.7	—	—
Common equity securities	347.1	0.1	—
Convertible fixed maturity investments	29.3	—	—
Other investments(2)	123.7	123.7	100.0
Total investments(2)	$2,618.6	$213.5	8.2%

	Fair value at December 31, 2013(1)	Level 3 Value	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$131.1	$—	—%
Debt securities issued by corporations	754.5	—	—
Municipal obligations	16.5	—	—
Mortgage-backed and asset-backed securities	949.5	10.9	1.1
Foreign government obligations	2.3	—	—
Preferred stocks	83.3	71.0	85.2
Fixed maturity investments	1,937.2	81.9	4.2
Short-term investments	157.0	—	—
Common equity securities	336.9	0.1	—
Convertible fixed maturity investments	30.5	—	—
Other investments(2)	119.9	119.9	100.0
Total investments(2)	$2,581.5	$201.9	7.8%
_______________________________________________________________________________

(1)
Includes $222.2 million and $236.3 million of fixed maturity investments reclassified to assets held for sale in the March 31, 2014 and December 31, 2013 consolidated balance sheets, respectively, as part of the Runoff Transaction.

(2)
Excludes the carrying value of $19.3 million and $19.7 million as of March 31, 2014 and December 31, 2013, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

At March 31, 2014 and December 31, 2013, we held one private preferred stock that represented approximately 85% of our preferred stock portfolio for both periods. We used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

The changes in Level 3 fair value measurements for the three months ended March 31, 2014 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2014	$81.9	$0.1	$—	$119.9	$201.9
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	0.3	—	—	3.1	3.4
Purchases	7.5	—	—	2.3	9.8
Sales	—	—	—	(1.6)	(1.6)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2014	$89.7	$0.1	$—	$123.7	$213.5

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2013	$76.1	$0.1	$—	$122.7	$198.9
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	0.1	—	—	3.7	3.8
Purchases	1.8	—	—	1.8	3.6
Sales	—	—	—	(4.5)	(4.5)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2013	$78.0	$0.1	$—	$123.7	$201.8
_______________________________________________________________________________

(1)
Excludes the carrying value of $19.3 million and $20.6 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of March 31, 2014 and 2013, respectively.

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
Generally, our top tier regulated U.S. insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on prior year end statutory surplus, OBIC, our primary top tier regulated insurance operating subsidiary, has the ability to pay $86.6 million of dividends during 2014 without prior approval of regulatory authorities, subject to the availability of unassigned funds. The amount of dividends available to be paid by OBIC in any given year is also subject to cash flow and earnings generated by OBIC's business, which now only comprises the Runoff Business, as well as to dividends received from its subsidiaries, including ASIC, the lead U.S. insurance operating subsidiary for the ongoing specialty business. At December 31, 2013, OBIC had $0.6 billion of unassigned funds and $0.9 billion of statutory surplus.
As disclosed in Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements, during the fourth quarter of 2012, we executed various intercompany reinsurance agreements which, along with other internal capital transactions among our regulated U.S. insurance operating subsidiaries, resulted in ASIC becoming the lead insurance company for the ongoing specialty business and OBIC becoming the lead insurance company for the Runoff Business. Notwithstanding these restructuring transactions, we continue to manage our statutory capital on a combined basis. Although OBIC remains the primary top tier regulated U.S. insurance operating subsidiary and maintains sufficient statutory capital to support the Runoff Business, the majority of the group's statutory capital is now included in ASIC, which is currently a subsidiary of OBIC, to support the ongoing specialty business. Prior to the closing of the Runoff Transaction, and subject to regulatory approval, OBIC will distribute its investment in ASIC to its immediate parent, OneBeacon Insurance Group, LLC.
ASIC has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus, and subject to dividends paid in prior periods. Based on net investment income, as defined by statute, ASIC has the ability to pay $23.9 million of dividends during 2014 without prior approval of regulatory authorities, subject to the availability of earned surplus. Given the changes in structure noted above, and in order for ASIC to pay dividends consistent with being the lead insurance company for our ongoing specialty business, ASIC may require prior approval by regulatory authorities in order to make additional distributions until it builds up a historical net investment income stream and earned surplus balance under its new structure. At December 31, 2013, ASIC had $94.6 million of earned surplus and $0.7 billion of statutory surplus.
Split Rock has the ability to declare or pay dividends during any 12-month period without the prior approval of Bermuda regulatory authorities on condition that any such declaration or payment of such dividend does not cause a breach of any of its regulatory solvency and liquidity requirements. During 2014, Split Rock has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $20.3 million, which is equal to 15% of its December 31, 2013 statutory capital, excluding earned surplus. During the first quarter of 2014, Split Rock paid no dividends or distributions to its immediate parent.
During the three months ended March 31, 2014, there were no distributions from our top tier regulated U.S. insurance operating subsidiaries to their immediate parent. During the three months ended March 31, 2013, our top tier regulated U.S. insurance operating subsidiaries distributed $9.8 million to their immediate parent.

During the three months ended March 31, 2014 and 2013, our unregulated insurance operating subsidiaries paid $4.1 million and $4.2 million, respectively, of dividends to their immediate parent. At March 31, 2014, our unregulated insurance operating subsidiaries had $70.9 million of net unrestricted cash, short-term investments and fixed maturity investments.
As described in Note 14—"Common Shareholders' Equity" of the accompanying consolidated financial statements, during both the three months ended March 31, 2014 and 2013, we declared and paid regular dividends totaling $20.0 million to our common shareholders.
At March 31, 2014, OneBeacon Ltd. and its intermediate holding companies held $198.8 million of net unrestricted cash, short-term investments and fixed maturity investments and $94.4 million of common equity securities, convertible fixed maturity and other long-term investments outside of its regulated and unregulated insurance operating subsidiaries.
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
The following table illustrates our consolidated insurance float position and four operational leverage ratios based on insurance float and net invested assets at March 31, 2014 and December 31, 2013, and include invested assets that are included in assets held for sale of $222.2 million and $236.3 million, respectively.

	March 31, 2014		December 31, 2013
	($ in millions)
Total investment securities	$2,415.7		$2,364.9
Cash	138.6		168.1
Cash and investments classified within assets held for sale	222.2		236.3
Accounts receivable on unsettled investment sales	6.7		3.3
Accounts payable on unsettled investment purchases	(25.6)		(11.6)
Invested assets, including unsettled transactions	$2,757.6		$2,761.0
OneBeacon's common shareholders' equity	$1,130.3		$1,104.3
Debt	274.7		274.7
Total capital	$1,405.0		$1,379.0
Insurance float	$1,352.6		$1,382.0
Insurance float as a multiple of total capital	1.0	x	1.0	x
Invested assets as a multiple of total capital	2.0	x	2.0	x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.2	x	1.3	x
Invested assets as a multiple of OneBeacon's common shareholders' equity	2.4	x	2.5	x

Based on March 31, 2014 balances, insurance float is expected to decrease by approximately $222.2 million as a result of the sale of the Runoff business.
Financing
Debt
The following table summarizes our debt to capital ratio at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	($ in millions)
Senior Notes, carrying value	$274.7	$274.7
OneBeacon's common shareholders' equity	1,130.3	1,104.3
Total capital	$1,405.0	$1,379.0
Ratio of debt to total capital	19.6%	19.9%
We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
In November 2012, OneBeacon U.S. Holdings, Inc. (OBH) issued $275.0 million face value of senior unsecured notes (2012 Senior Notes) through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The 2012 Senior Notes bear an annual interest rate of 4.6% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Insurance Group Ltd. OBH incurred $2.8 million in expenses related to the issuance of the 2012 Senior Notes (including the $1.8 million underwriting discount), which have been deferred and are being recognized into interest expense over the life of the 2012 Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2012 Senior Notes have an effective yield to maturity of approximately 4.7% per annum.
The 2012 Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon Ltd. or OBH must adhere. At March 31, 2014, OneBeacon Ltd. and OBH were in compliance with all of the covenants under the 2012 Senior Notes and anticipate they will continue to remain in compliance with these covenants for the foreseeable future. In addition, a failure by OneBeacon Ltd. subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75 million of the principal amount of covered debt, could trigger the acceleration of the 2012 Senior Notes.
No interest was paid or scheduled to be paid on the 2012 Senior Notes during the three months ended March 31, 2014 or 2013.
Capital Lease
In December 2011, we sold the majority of our fixed assets and capitalized software. We entered into lease financing arrangements with US Bancorp and Fifth Third whereby we sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. We then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. We received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, we will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer back to us. As of March 31, 2014 and December 31, 2013, we had a capital lease obligation of $11.1 million and $12.5 million, respectively, included within other liabilities and a capital lease asset of $9.9 million and $10.9 million, respectively, included within other assets.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 5.6 million of its Class A common shares. During the three months ended March 31, 2014 and 2013, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining as of March 31, 2014 is $87.7 million.

Cash Flows
Detailed information concerning our cash flows during the three months ended March 31, 2014 and 2013 follows:
Cash flows from operations for the three months ended March 31, 2014 and 2013
For the three months ended March 31, 2014, net cash flows provided from operations were $4.4 million, consisting of $19.0 million provided from continuing operations and $14.6 million used for discontinued operations. For the three months ended March 31, 2013, net cash flows used for operations was $24.3 million, consisting of $16.4 million provided from continuing operations and $40.7 million used for discontinued operations. Net cash flows for operations for the three months ended March 31, 2014 and 2013 were reduced by the run-off of reserves related to the Runoff Business. Net cash flows relating to continuing operations in 2014 increased primarily due to net cash flows driven by new business.
Other Liquidity and Capital Resource Activities
During the three months ended March 31, 2014 and 2013, we repurchased 106,366 and 3,300 common shares, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
During the three months ended March 31, 2014, we made payments with respect to our long-term incentive compensation plans totaling $10.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 142,138 performance shares, 106,225 performance units, and 2,757,500 long-term cash awards for the 2011-2013 performance cycle.
During the three months ended March 31, 2013, we made payments with respect to our long-term incentive compensation plans totaling $3.9 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 158,890 performance units for the 2010-2012 performance cycle.
Cash flows from investing and financing activities for the three months ended March 31, 2014 and 2013
Financing and Other Capital Activities
During the three months ended March 31, 2014 and 2013, we declared and paid $20.0 million of regular quarterly cash dividends to holders of OneBeacon's common shares.
Acquisitions and Dispositions
During the three months ended March 31, 2013, we completed the sale of Essentia Insurance Company and received $31.3 million as consideration.
Critical Accounting Estimates
Refer to the Company's 2013 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of March 31, 2014, there were no material changes to our critical accounting estimates.
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

These statements are based on certain assumptions and analyses made by us in light of our experience and judgments about historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to our expectations is subject to a number of risks, uncertainties or other factors which are described in more detail beginning on page 19 of the Company's 2013 Annual Report on Form 10-K, that could cause actual results to differ materially from expectations, including:

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
Refer to our 2013 Annual Report on Form 10-K and in particular Item 7A — "Quantitative and Qualitative Disclosures About Market Risk." As of March 31, 2014, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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
The CEO and CFO of OneBeacon (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of March 31, 2014, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms. During the quarter ended March 31, 2014, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
OneBeacon, and the insurance and reinsurance industry in general, is routinely subject to claims-related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or directly relate to, claims activity. We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2014, there were no material changes in the legal proceedings as described in Item 3 - “Legal Proceedings” of our 2013 Annual Report on Form 10-K.
ITEM 1A.        RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2013 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2014, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the three months ended March 31, 2014, no shares were repurchased under the share repurchase authorization. As of March 31, 2014, an aggregate of 5.6 million Class A common shares were repurchased for $112.3 million under this authorization and retired.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
January 1-31, 2014	—	$—	—	$87.7
February 1-28, 2014	106,366	$15.93	—	$87.7
March 1-31, 2014	—	$—	—	$87.7
Total	106,366	$15.93	—	$87.7
_______________________________________________________________________________

(1)
Amounts shown represent Class A common shares repurchased to satisfy employee income tax withholding obligations pursuant to OneBeacon’s employee benefit plans. These repurchases do not fall under the 2007 share repurchase authorization.

(2)	Represents the amount available under the 2007 share repurchase authorization.

ITEM 6.	EXHIBITS
(a)   Exhibits

31.1*	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1**
The following financial information from OneBeacon Insurance Group, Ltd.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Months Ended March 31, 2014 and 2013; (iii) Consolidated Statements of Common Shareholders' Equity, Three Months Ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*	Filed Herewith
**	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.
	By:	/s/ JOHN C. TREACY
John C. Treacy Chief Accounting Officer*
Date: April 28, 2014

*Executing as both the Chief Accounting Officer and a duly authorized officer of the Company