Form 10-Q
period 2014-09-30
OneBeacon Insurance Group, Ltd.
filed 2014-10-29
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 24, 2014, 23,541,649 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
	(in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$1,715.7	$1,700.9
Short-term investments, at amortized cost (which approximates fair value)	238.4	157.0
Common equity securities, at fair value	315.5	336.9
Convertible fixed maturity investments, at fair value	17.3	30.5
Other investments	134.8	139.6
Total investment securities	2,421.7	2,364.9
Cash	187.5	168.1
Reinsurance recoverables	114.1	89.9
Premiums receivable	283.7	228.2
Deferred acquisition costs	121.8	103.7
Net deferred tax asset	86.7	90.6
Investment income accrued	9.3	10.1
Accounts receivable on unsettled investment sales	22.0	3.3
Other assets	307.2	272.7
Assets held for sale	1,699.2	1,880.1
Total assets	$5,253.2	$5,211.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,159.6	$1,054.3
Unearned premiums	625.2	544.9
Debt	274.7	274.7
Accounts payable on unsettled investment purchases	23.5	11.6
Other liabilities	352.1	338.6
Liabilities held for sale	1,699.2	1,880.1
Total liabilities	4,134.3	4,104.2
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,296,387 and 95,404,138 shares)	1,023.0	1,022.5
Retained earnings	85.7	75.0
Accumulated other comprehensive income, after tax	6.9	6.8
Total OneBeacon's common shareholders' equity	1,115.6	1,104.3
Total noncontrolling interests	3.3	3.1
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,118.9	1,107.4
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$5,253.2	$5,211.6

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	($ in millions, except per share amounts)
Revenues
Earned premiums	$305.4	$278.9	$872.8	$846.2
Net investment income	10.4	10.1	32.1	30.9
Net realized and change in unrealized investment gains	(16.0)	17.0	24.8	19.9
Net other revenues	1.3	5.5	3.3	30.1
Total revenues	301.1	311.5	933.0	927.1
Expenses
Loss and loss adjustment expenses	185.2	167.8	520.7	473.7
Policy acquisition expenses	54.6	53.6	150.9	160.9
Other underwriting expenses	51.2	46.8	152.3	150.7
General and administrative expenses	2.4	4.1	9.3	11.0
Interest expense	3.2	3.3	9.7	9.8
Total expenses	296.6	275.6	842.9	806.1
Pre-tax income from continuing operations	4.5	35.9	90.1	121.0
Income tax (expense) benefit	1.7	2.9	(10.1)	(15.9)
Net income from continuing operations	6.2	38.8	80.0	105.1
Income (loss) from discontinued operations, net of tax	(0.3)	0.3	(0.9)	0.3
Income (loss) from sale of discontinued operations, net of tax	(7.0)	—	(7.5)	—
Net income (loss), including noncontrolling interests	(1.1)	39.1	71.6	105.4
Less: Net income attributable to noncontrolling interests	—	—	(0.9)	(0.8)
Net income (loss) attributable to OneBeacon's common shareholders	(1.1)	39.1	70.7	104.6
Other comprehensive income, net of tax	—	0.2	0.1	0.5
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$(1.1)	$39.3	$70.8	$105.1

Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted
Net income from continuing operations, per share	$0.06	$0.41	$0.83	$1.09
Loss from discontinued operations, net of tax, per share	(0.07)	—	(0.09)	—
Net income (loss) attributable to OneBeacon's common shareholders per share	$(0.01)	$0.41	$0.74	$1.09
Dividends declared and paid per OneBeacon's common share	$0.21	$0.21	$0.63	$0.63

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2014	$1,022.5	$75.0	$6.8	$1,104.3	$3.1	$1,107.4
Comprehensive income:
Net income	—	70.7	—	70.7	0.9	71.6
Other comprehensive income, net of tax	—	—	0.1	0.1	—	0.1
Total comprehensive income	—	70.7	0.1	70.8	0.9	71.7
Amortization of restricted share awards	2.3	—	—	2.3	—	2.3
Issuance of common shares	—	—	—	—	0.2	0.2
Repurchase and retirement of common shares	(1.8)	—	—	(1.8)	—	(1.8)
Dividends	—	(60.0)	—	(60.0)	(0.9)	(60.9)
Balances at September 30, 2014	$1,023.0	$85.7	$6.9	$1,115.6	$3.3	$1,118.9

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss)	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2013	$1,019.1	$9.2	$(13.8)	$1,014.5	$2.8	$1,017.3
Comprehensive income:
Net income	—	104.6	—	104.6	0.8	105.4
Other comprehensive income, net of tax	—	—	0.5	0.5	—	0.5
Total comprehensive income	—	104.6	0.5	105.1	0.8	105.9
Amortization of restricted share awards	2.3	—	—	2.3	—	2.3
Issuance of common shares	0.3	—	—	0.3	0.1	0.4
Dividends	—	(60.1)	—	(60.1)	(0.8)	(60.9)
Balances at September 30, 2013	$1,021.7	$53.7	$(13.3)	$1,062.1	$2.9	$1,065.0

   See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2014	2013
	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$71.6	$105.4
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Net loss (income) from discontinued operations	0.9	(0.3)
Net loss from sale of discontinued operations	7.5	—
Net realized and change in unrealized investment gains	(24.8)	(19.9)
Net realized gain on sale of business	—	(23.0)
Deferred income tax expense	8.6	12.3
Other operating items:
Net change in loss and LAE reserves	105.3	52.9
Net change in unearned premiums	80.3	(21.1)
Net change in premiums receivable	(55.5)	(30.3)
Net change in reinsurance recoverables on paid and unpaid losses	(24.2)	24.5
Net change in other assets and liabilities	(22.8)	77.8
Net cash provided from operations—continuing operations	146.9	178.3
Net cash used for operations—discontinued operations	(44.8)	(98.0)
Net cash provided from operations	102.1	80.3
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(81.5)	67.3
Maturities of fixed maturity investments	202.6	196.6
Sales of fixed maturity investments	1,459.6	1,208.6
Sales of common equity securities	97.5	142.0
Sales of convertible fixed maturity investments	20.6	39.5
Return of capital and distributions of other investments	11.1	13.1
Purchases of fixed maturity investments	(1,641.2)	(1,381.8)
Purchases of common equity securities	(63.0)	(168.5)
Purchases of convertible fixed maturity investments	(11.3)	(12.0)
Contributions for other investments	(3.6)	(7.1)
Proceeds from sale of business	—	31.3
Net change in unsettled investment purchases and sales	(6.8)	(7.7)
Net acquisitions of property and equipment	(0.9)	(7.6)
Net cash (used for) provided from investing activities—continuing operations	(16.9)	113.7
Net cash provided from investing activities—discontinued operations	—	—
Net cash (used for) provided from investing activities	(16.9)	113.7
Cash flows from financing activities:
Cash dividends paid to common shareholders	(60.0)	(60.1)
Repurchases and retirements of common stock	(1.8)	—
Payments on capital lease obligation	(4.0)	(4.0)
Net cash used for financing activities—continuing operations	(65.8)	(64.1)
Net cash used for financing activities—discontinued operations	—	—
Net cash used for financing activities	(65.8)	(64.1)
Net increase in cash during period	19.4	129.9
Cash balance at beginning of period	168.1	43.9
Cash balance at end of period	$187.5	$173.8

  See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies
Basis of presentation
These interim consolidated financial statements include the accounts of OneBeacon Insurance Group, Ltd. (the "Company" or the "Registrant") and its subsidiaries (collectively, "OneBeacon") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an exempted Bermuda limited liability company. The OneBeacon U.S.-based operating companies are property and casualty insurance writers, most of which historically have operated in a multi-company pool or have participated in 100% quota share reinsurance agreements. OneBeacon formed an indirect wholly-owned subsidiary in 2013, Split Rock Insurance, Ltd. ("Split Rock"), a Bermuda-based reinsurance company, which reinsures certain risks of affiliated entities. OneBeacon offers a wide range of specialty insurance products and services primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies.
OneBeacon was acquired by White Mountains Insurance Group, Ltd. ("White Mountains") from Aviva plc ("Aviva") in 2001 (the "OneBeacon Acquisition"). White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. As of September 30, 2014, White Mountains owned 75.3% of the Company's common shares. Within this report, the term "OneBeacon" is used to refer to one or more entities within the consolidated organization, as the context requires. The Company's headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
In October 2012, one of OneBeacon's indirect wholly-owned subsidiaries, OneBeacon Insurance Group LLC ("OneBeacon LLC"), entered into a definitive agreement (as amended, the "Stock Purchase Agreement") with Trebuchet US Holdings, Inc. ("Trebuchet"), a wholly-owned subsidiary of Armour Group Holdings Limited (together with Trebuchet, “Armour”), to sell its run-off business. See Note 2—"Acquisitions and Dispositions" and Note 15—"Discontinued Operations." OneBeacon's run-off business includes the results of OneBeacon's remaining non-specialty commercial lines business and certain other run-off business, including the vast majority of asbestos and environmental reserves, as well as certain purchase accounting adjustments related to the run-off business and the OneBeacon Acquisition (the “Runoff Business,” the sale of which is referred to as the “Runoff Transaction”). The assets and liabilities associated with the Runoff Business as of September 30, 2014 and December 31, 2013, have been presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of the current balance sheet date. The Runoff Business has been presented as discontinued operations in the consolidated statements of operations and cash flows. The Runoff Business disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with the Runoff Business. Pursuant to the terms of the Stock Purchase Agreement, the legal entities included in the sale and expected to be transferred to Armour will hold an agreed upon level of invested assets and capital at closing.
In anticipation of the Runoff Transaction, and as a means to separate the Runoff Business from the ongoing specialty business, OneBeacon sought and received various regulatory approvals to terminate, enter into or amend various intercompany reinsurance agreements which took effect on October 1, 2012.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606) which modifies the guidance for revenue recognition. The scope of the new ASU excludes insurance contracts but is applicable to certain fee arrangements, such as investment management fees. The Company is in the process of evaluating the new guidance and has not yet determined the potential effect of adoption on its financial position, results of operations, or cash flows. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016.
Share-Based Compensation Awards
In June 2014, the FASB issued ASU 2014-12, Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance is intended to eliminate diversity in practice for employee share-based awards containing performance targets that could be achieved after the requisite service period. Some reporting entities account for performance targets that can be achieved after the requisite service period as performance conditions that affect the vesting of the award while other reporting entities treat those performance targets as nonvesting conditions that affect the grant-date fair value of the award. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. The Company is in the process of evaluating the new guidance and has not yet determined the potential effect of adoption on its financial position, results of operations, or cash flows. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015.
NOTE 2. Acquisitions and Dispositions
Runoff Business
As described in Note 1, in October 2012, OneBeacon entered into the Stock Purchase Agreement with respect to the sale of its Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, at closing, OneBeacon will transfer to Armour all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the business as well as certain elements of the Runoff Business infrastructure, including staff and office space. As disclosed in the Form 8-K filed by the Company on June 23, 2014, the Company amended the Stock Purchase Agreement during the second quarter of 2014, primarily to increase the cap on seller financing by $6.7 million to $80.9 million, as well as to extend the termination date to December 31, 2014. Consistent with the proposed closing balance sheet, pro forma as of June 30, 2014, the Company expects to provide seller financing at closing in the form of surplus notes with an estimated par value of $80.9 million. The loss on sale of the Runoff Business is currently estimated at $80.5 million.
The Runoff Transaction is subject to various closing conditions, primarily the receipt of regulatory approvals. The Pennsylvania Insurance Department is currently conducting its regulatory review of the Runoff Transaction, which included a public hearing on July 23, 2014. Subsequent to the public hearing, the Pennsylvania Insurance Department re-opened the public comment period, which expired on October 17, 2014. The regulatory review process has included a third party actuarial review of the Runoff Business loss and LAE reserves, completed in September 2013, and, subsequently, an independent stochastic modeling of the future cash flows of the Runoff Business, which was completed in June 2014. The Company expects the Runoff Transaction to close in the fourth quarter of 2014.
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
As described in Note 1, the Runoff Business is presented as held for sale as of September 30, 2014 and December 31, 2013, and as discontinued operations for the three and nine months ended September 30, 2014 and 2013. See Note 15—"Discontinued Operations" for further information regarding balances classified as held for sale and activity reported as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. Acquisitions and Dispositions

Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company ("Essentia"), an indirect wholly-owned subsidiary which wrote the collector cars and boats business, to Markel Corporation. Concurrently, OneBeacon and Hagerty Insurance Agency ("Hagerty") terminated their underwriting arrangement with respect to the collector cars and boats business. OneBeacon recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013. The Company had negligible earned premiums for the three and nine months ended September 30, 2014 and earned premiums of $15.8 million and $85.2 million for the three and nine months ended September 30, 2013, respectively, related to the Collector Cars and Boats underwriting operating segment.
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves
Loss and LAE reserve summary - Ongoing Business
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	($ in millions)
Gross beginning balance	$1,125.4	$1,027.8	$1,054.3	$1,000.0
Less beginning reinsurance recoverables on unpaid losses	(92.0)	(81.8)	(80.2)	(107.3)
Net beginning loss and LAE reserves	1,033.4	946.0	974.1	892.7
Loss and LAE incurred relating to:
Current year losses	177.9	164.0	506.4	473.8
Prior year losses	7.3	3.8	14.3	(0.1)
Total incurred loss and LAE from continuing operations	185.2	167.8	520.7	473.7
Loss and LAE paid relating to:
Current year losses	(55.7)	(54.0)	(115.3)	(115.0)
Prior year losses	(104.7)	(87.1)	(321.3)	(278.7)
Total loss and LAE payments from continuing operations	(160.4)	(141.1)	(436.6)	(393.7)
Net ending loss and LAE reserves	1,058.2	972.7	1,058.2	972.7
Plus ending reinsurance recoverables on unpaid losses	101.4	80.2	101.4	80.2
Gross ending loss and LAE reserves	$1,159.6	$1,052.9	$1,159.6	$1,052.9

Loss and LAE development - Ongoing Business
Loss and LAE development—2014
During the three months and nine months ended September 30, 2014, OneBeacon experienced $7.3 million and $14.3 million, respectively, of net unfavorable loss and LAE reserve development on prior accident year reserves. Net unfavorable loss and LAE reserve development during the three months ended September 30, 2014 was primarily attributable to the professional liability, management liability, and financial services businesses included in the Professional Insurance underwriting operating segment, the Accident underwriting operating segment, and the inland marine business in the International Marine Underwriters ("IMU") underwriting operating segment. This unfavorable development during the three months ended September 30, 2014 was partially offset by favorable development in the healthcare business in the Professional Insurance underwriting operating segment and in the Technology underwriting operating segment. Net unfavorable loss and LAE reserve development during the nine months ended September 30, 2014 was primarily attributable to the professional liability and management liability businesses included in the Professional Insurance underwriting operating segment, the Accident underwriting operating segment, and the inland marine business in the IMU underwriting operating segment. This unfavorable development during the nine months ended September 30, 2014 was partially offset by favorable development in the healthcare business included in the Professional Insurance underwriting operating segment, the Specialty Property underwriting operating segment, and the ocean marine business in the IMU underwriting operating segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves

Loss and LAE development—2013
During the three and nine months ended September 30, 2013, OneBeacon recorded $3.8 million of unfavorable and $0.1 million of favorable, respectively, loss and LAE reserve development on prior accident year reserves. Unfavorable development during the three months ended September 30, 2013 was primarily related to the Specialty Property and Entertainment underwriting operating segments, which was partially offset by favorable development in its ocean marine business, included in the IMU underwriting operating segment, and in the healthcare business included in the Professional Insurance underwriting operating segment. Unfavorable development for the nine months ended September 30, 2013, primarily related to the Specialty Property underwriting operating segment, was more than offset by favorable development in other underwriting operating segments, primarily IMU and Professional Insurance.
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
Effective May 1, 2014, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2015. The program provides coverage for OneBeacon's property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained and 100% of the next $110.0 million of losses resulting from the catastrophe are reinsured. Any part of a catastrophe loss in excess of $130.0 million would be retained in full. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

Reinsurance Recoverables
At September 30, 2014, OneBeacon had reinsurance recoverables on paid losses of $12.7 million and reinsurance recoverables on unpaid losses of $101.4 million. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table summarizes Standard & Poor's Financial Services, LLC ("Standard & Poor's") ratings for OneBeacon's reinsurers for its continuing insurance operations, excluding industry pools and associations, based upon reinsurance recoverables amounts on paid and unpaid losses and LAE:

	Balance at September 30, 2014	% of total
Standard & Poor's Rating(1):	($ in millions)
AA	$46.5	41%
A	64.1	56%
BBB+, Not Rated and Other	3.5	3%
Total reinsurance recoverables	$114.1	100%
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
OneBeacon's net investment income is comprised primarily of interest income associated with fixed maturity investments, dividend income from its equity investments, and interest income from its short-term investments. Other investments primarily include hedge funds and private equity funds. Net investment income for the three and nine months ended September 30, 2014, and 2013 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	($ in millions)
Fixed maturity investments	$10.5	$10.4	$31.4	$30.7
Common equity securities	1.5	1.5	5.2	4.4
Convertible fixed maturity investments	0.5	0.2	0.6	0.9
Other investments	(0.3)	(0.4)	—	—
Gross investment income	12.2	11.7	37.2	36.0
Less investment expenses	(1.8)	(1.6)	(5.1)	(5.1)
Net investment income	$10.4	$10.1	$32.1	$30.9
The composition of net realized investment gains consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	($ in millions)
Fixed maturity investments	$2.2	$(5.0)	$4.6	$2.8
Short-term investments	—	—	—	0.1
Common equity securities	13.5	2.7	25.4	20.6
Convertible fixed maturity investments	1.0	—	3.3	(0.4)
Other investments	2.6	(1.9)	2.6	2.8
Net realized investment gains	$19.3	$(4.2)	$35.9	$25.9
Accounts payable on unsettled investment purchases as of September 30, 2014 and December 31, 2013 were $23.5 million and $11.6 million, respectively, and accounts receivable on unsettled investment sales were $22.0 million and $3.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The net changes in fair value for the three and nine months ended September 30, 2014, and 2013 are as follows:

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Changes in net unrealized investment gains (losses)(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)	Changes in net unrealized investment gains(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$(8.0)	$—	$(8.0)	$4.0	$—	$4.0
Short-term investments	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Common equity securities	(21.5)	(0.4)	(21.9)	(11.8)	(0.4)	(12.2)
Convertible fixed maturity investments	(1.8)	—	(1.8)	(4.1)	—	(4.1)
Other investments	(3.5)	—	(3.5)	1.3	—	1.3
Net change in fair value	$(34.8)	$(0.5)	$(35.3)	$(10.6)	$(0.5)	$(11.1)

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Changes in net unrealized investment gains (losses)(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)	Changes in net unrealized investment gains (1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$0.5	$0.1	$0.6	$(33.7)	$—	$(33.7)
Short-term investments	—	—	—	—	—	—
Common equity securities	15.8	0.1	15.9	21.3	0.1	21.4
Convertible fixed maturity investments	1.0	—	1.0	(0.6)	—	(0.6)
Other investments	3.7	—	3.7	6.9	—	6.9
Net change in fair value	$21.0	$0.2	$21.2	$(6.1)	$0.1	$(6.0)
_______________________________________________________________________________

(1)
Includes pre-tax changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control of $(0.7) million and $(0.8) million for the three and nine months ended September 30, 2013, respectively, with no such changes in net deferred gains and losses for the three and nine months ended September 30, 2014.

The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	($ in millions)
Investment securities:
Gross unrealized investment gains	$125.0	$133.7
Gross unrealized investment losses	(11.2)	(9.3)
Total net unrealized investment gains, pre-tax	113.8	124.4
Income taxes	(31.3)	(33.8)
Total net unrealized investment gains, after tax	$82.5	$90.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net unrealized foreign currency translation gains (losses) and carrying values of fixed maturity investments as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014(1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency translation gains (losses)	Carrying value
	($ in millions)
U.S. Government and agency obligations	$73.3	$—	$—	$—	$73.3
Debt securities issued by corporations	799.9	13.7	(1.0)	—	812.6
Municipal obligations	65.1	1.2	(0.2)	—	66.1
Mortgage-backed and asset-backed securities	882.2	1.4	(2.0)	—	881.6
Foreign government obligations	1.0	0.3	—	—	1.3
Preferred stocks	78.3	6.4	—	—	84.7
Total fixed maturity investments	$1,899.8	$23.0	$(3.2)	$—	$1,919.6

	December 31, 2013(1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency translation gains (losses)	Carrying value
	($ in millions)
U.S. Government and agency obligations	$131.0	$0.2	$(0.1)	$—	$131.1
Debt securities issued by corporations	741.7	14.1	(1.3)	—	754.5
Municipal obligations	16.9	—	(0.4)	—	16.5
Mortgage-backed and asset-backed securities	951.5	1.2	(3.2)	—	949.5
Foreign government obligations	2.0	0.3	—	—	2.3
Preferred stocks	78.3	5.0	—	—	83.3
Total fixed maturity investments	$1,921.4	$20.8	$(5.0)	$—	$1,937.2
_______________________________________________________________________________

(1)
Includes carrying value of $203.9 million and $236.3 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheets as part of the Runoff Transaction as of September 30, 2014 and December 31, 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net unrealized foreign currency translation gains (losses) and carrying values of common equity securities, convertible fixed maturity investments and other investments as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency translation gains (losses)	Carrying value
	($ in millions)
Common equity securities	$258.1	$61.3	$(3.7)	$(0.2)	$315.5
Convertible fixed maturity investments	17.2	0.6	(0.5)	—	17.3
Other investments	98.5	40.1	(3.8)	—	134.8
Total common equity securities, convertible fixed maturity investments and other investments	$373.8	$102.0	$(8.0)	$(0.2)	$467.6

	December 31, 2013
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency translation gains (losses)	Carrying value
	($ in millions)
Common equity securities	$267.2	$70.4	$(0.9)	$0.2	$336.9
Convertible fixed maturity investments	26.3	4.5	(0.3)	—	30.5
Other investments	104.7	38.0	(3.1)	—	139.6
Total common equity securities, convertible fixed maturity investments and other investments	$398.2	$112.9	$(4.3)	$0.2	$507.0
As of September 30, 2014 and December 31, 2013, the Company held unrestricted collateral from its customers, which is included in cash and invested assets, relating to its surety business of $76.1 million and $63.3 million, respectively. The obligation to return these funds is included in other liabilities in the consolidated balance sheets.
Fair value measurements
As of both September 30, 2014 and December 31, 2013, approximately 92% of the investment portfolio recorded at fair value was priced based upon observable inputs.
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable. At September 30, 2014 and December 31, 2013, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.
As of September 30, 2014 and December 31, 2013, other investments reported at fair value represented approximately 4% and 5%, respectively, of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of September 30, 2014 and December 31, 2013 were comprised of $47.6 million and $49.4 million, respectively, in hedge funds, $54.4 million and $56.1 million, respectively, in private equity funds, and $14.2 million and $14.4 million, respectively, in an investment in a community reinvestment vehicle. Additionally, other investments accounted for at fair value as of September 30, 2014 included $0.2 million in trust certificates issued upon dissolution of a private equity fund, with no such investments held as of December 31, 2013. As of both September 30, 2014 and December 31, 2013, OneBeacon held investments in 8 hedge funds and 17 and 19 private equity funds, respectively. The largest investment in a single fund was $15.6 million and $14.9 million at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, other investments also included $18.4 million and $19.7 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following tables summarize the Company's fair value measurements for investments at September 30, 2014 and December 31, 2013 by level:

	Fair value at September 30, 2014(2)	Level 1	Level 2	Level 3
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$73.3	$73.3	$—	$—
Debt securities issued by corporations:
Consumer	279.0	—	279.0	—
Financial	141.0	—	141.0	—
Industrial	104.4	—	104.4	—
Communications	87.2	—	87.2	—
Basic materials	68.0	—	64.9	3.1
Energy	67.1	—	67.1	—
Utilities	36.9	—	36.9	—
Technology	29.0	—	29.0	—
Debt securities issued by corporations	812.6	—	809.5	3.1
Mortgage-backed and asset-backed securities	881.6	—	870.7	10.9
Preferred stocks	84.7	—	13.2	71.5
Municipal obligations	66.1	—	66.1	—
Foreign government obligations	1.3	0.6	0.7	—
Fixed maturity investments	1,919.6	73.9	1,760.2	85.5
Short-term investments	238.4	238.1	0.3	—
Common equity securities:
Consumer	114.4	114.4	—	—
Financials	71.2	70.8	—	0.4
Energy	27.1	27.1	—	—
Basic Materials	19.1	19.1	—	—
Utilities	10.3	10.3	—	—
Other	73.4	73.4	—	—
Common equity securities	315.5	315.1	—	0.4
Convertible fixed maturity investments	17.3	—	17.3	—
Other investments(1)	116.4	—	—	116.4
Total(1)	$2,607.2	$627.1	$1,777.8	$202.3
_______________________________________________________________________________

(1)	Excludes the carrying value of $18.4 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of September 30, 2014.

(2)	Fair value includes $203.9 million of fixed maturity investments reclassified to assets held for sale in the September 30, 2014 consolidated balance sheets as part of the Runoff Transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	Fair value at December 31, 2013(2)	Level 1	Level 2	Level 3
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$131.1	$131.1	$—	$—
Debt securities issued by corporations:
Consumer	239.6	—	239.6	—
Financial	145.5	—	145.5	—
Industrial	106.0	—	106.0	—
Communications	91.5	—	91.5	—
Basic materials	64.4	—	64.4	—
Energy	40.5	—	40.5	—
Utilities	38.0	—	38.0	—
Technology	29.0	—	29.0	—
Debt securities issued by corporations	754.5	—	754.5	—
Mortgage-backed and asset-backed securities	949.5	—	938.6	10.9
Preferred stocks	83.3	—	12.3	71.0
Municipal obligations	16.5	—	16.5	—
Foreign government obligations	2.3	1.6	0.7	—
Fixed maturity investments	1,937.2	132.7	1,722.6	81.9
Short-term investments	157.0	155.9	1.1	—
Common equity securities:
Consumer	122.6	122.6	—	—
Financials	83.3	83.2	—	0.1
Energy	34.7	34.7	—	—
Basic Materials	20.3	20.3	—	—
Utilities	8.3	8.3	—	—
Other	67.7	67.7	—	—
Common equity securities	336.9	336.8	—	0.1
Convertible fixed maturity investments	30.5	—	30.5	—
Other investments(1)	119.9	—	—	119.9
Total(1)	$2,581.5	$625.4	$1,754.2	$201.9
_______________________________________________________________________________

(1)	Excludes the carrying value of $19.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of December 31, 2013.

(2)	Fair value includes $236.3 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2013 consolidated balance sheets as part of the Runoff Transaction.
At September 30, 2014 and December 31, 2013, OneBeacon held one private preferred stock that represented approximately 84% and 85%, respectively, of its preferred stock portfolio. OneBeacon calculated its fair value using projected discounted cash flows based on a discount yield. The discounted yield was determined with inputs from quoted market yields for similar securities and adjusted for liquidity based on management’s best estimate of market conditions; this security is classified as a Level 3 measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the ratings of OneBeacon's corporate debt securities as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	($ in millions)
AA	$55.2	$51.2
A	327.1	357.9
BBB	426.2	345.4
BB	—	—
Not rated	4.1	—
Debt securities issued by corporations(1)	$812.6	$754.5
_______________________________________________________________________________
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor’s Financial Services LLC (“Standard and Poor’s”) and 2) Moody’s Investor Service (“Moody’s”).
Rollforwards of Fair Value Measurements by Level
The changes in Level 1 fair value measurements for the three and nine months ended September 30, 2014 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2014	$132.7	$336.8	$—	$—	$469.5
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	0.1	8.5	—	—	8.6
Purchases	114.6	26.0	—	—	140.6
Sales	(35.7)	(24.3)	—	—	(60.0)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2014	211.7	347.0	—	—	558.7
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	1.3	12.8	—	—	14.1
Purchases	256.6	22.6	—	—	279.2
Sales	(309.4)	(23.3)	—	—	(332.7)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at June 30, 2014	160.2	359.1	—	—	519.3
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	—	(8.5)	—	—	(8.5)
Purchases	113.7	14.4	—	—	128.1
Sales	(200.0)	(49.9)	—	—	(249.9)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at September 30, 2014	$73.9	$315.1	$—	$—	$389.0
_______________________________________________________________________________

(1)	Excludes short-term investments which are deemed to have a Level 1 designation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The changes in Level 2 fair value measurements for the three and nine months ended September 30, 2014 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2014	$1,722.6	$—	$30.5	$—	$1,753.1
Amortization/accretion	(2.6)	—	(0.1)	—	(2.7)
Net realized and unrealized gains (losses)	5.0	—	1.9	—	6.9
Purchases	344.0	—	3.8	—	347.8
Sales	(404.6)	—	(6.8)	—	(411.4)
Transfers in	—	—	—	—	—
Transfer out	—	—	—	—	—
Balance at March 31, 2014	1,664.4	—	29.3	—	1,693.7
Amortization/accretion	(2.7)	—	(0.1)	—	(2.8)
Net realized and unrealized gains (losses)	7.2	—	(1.7)	—	5.5
Purchases	345.1	—	4.7	—	349.8
Sales	(285.8)	—	(6.3)	—	(292.1)
Transfers in	7.5	—	—	—	7.5
Transfer out	—	—	—	—	—
Balance at June 30, 2014	1,735.7	—	25.9	—	1,761.6
Amortization/accretion	(2.8)	—	(0.1)	—	(2.9)
Net realized and unrealized gains (losses)	(6.8)	—	(0.9)	—	(7.7)
Purchases	423.5	—	2.8	—	426.3
Sales	(423.7)	—	(10.4)	—	(434.1)
Transfers in	34.3	—	—	—	34.3
Transfer out	—	—	—	—	—
Balance at September 30, 2014	$1,760.2	$—	$17.3	$—	$1,777.5
_______________________________________________________________________________

(1)	Excludes short-term investments which are deemed to have a Level 2 designation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The changes in Level 3 fair value measurements for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2014	$81.9	$0.1	$—	$119.9	$201.9
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	0.3	—	—	3.1	3.4
Purchases	7.5	—	—	2.3	9.8
Sales	—	—	—	(1.6)	(1.6)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2014	$89.7	$0.1	$—	$123.7	$213.5
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	0.3	0.4	—	1.7	2.4
Purchases	34.2	—	—	1.0	35.2
Sales	—	—	—	(1.5)	(1.5)
Transfers in	—	—	—	—	—
Transfers out	(7.5)	—	—	—	(7.5)
Balance at June 30, 2014	116.7	0.5	—	124.9	242.1
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	1.1	(0.1)	—	(0.9)	0.1
Purchases	2.0	—	—	0.3	2.3
Sales	—	—	—	(7.9)	(7.9)
Transfers in	—	—	—	—	—
Transfers out	(34.3)	—	—	—	(34.3)
Balance at September 30, 2014	$85.5	$0.4	$—	$116.4	$202.3
_______________________________________________________________________________

(1)	Excludes the carrying value of $18.4 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of September 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2013	$76.1	$0.1	$—	$122.7	$198.9
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	0.1	—	—	3.7	3.8
Purchases	1.8	—	—	1.8	3.6
Sales	—	—	—	(4.5)	(4.5)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2013	78.0	0.1	—	123.7	201.8
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	(0.2)	—	—	4.2	4.0
Purchases	14.0	—	—	3.4	17.4
Sales	—	—	—	(6.7)	(6.7)
Transfers in	—	—	—	—	—
Transfers out	(1.8)	—	—	—	(1.8)
Balance at June 30, 2013	90.0	0.1	—	124.6	214.7
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	(1.8)	—	—	1.9	0.1
Purchases	—	—	—	1.3	1.3
Sales	(0.5)	—	—	(1.8)	(2.3)
Transfers in	61.3	—	—	—	61.3
Transfers out	(13.8)	—	—	—	(13.8)
Balance at September 30, 2013	$135.2	$0.1	$—	$126.0	$261.3
_______________________________________________________________________________

(1)	Excludes the carrying value of $20.2 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of September 30, 2013.
“Transfers in” to Level 3 fixed maturity investments of $61.3 million for the nine months ended September 30, 2013 were comprised of one agency commercial mortgage-backed security for which the estimated fair value was determined using industry standard pricing models that take into account unobservable inputs such as prepayment rate, default rate and swap spread. There were no such transfers for the nine months ended September 30, 2014.
“Transfers out” of Level 3 fixed maturity investments of $41.8 million and $15.6 million for the nine months ended September 30, 2014 and 2013, respectively, were comprised of one commercial mortgage-backed security and one residential mortgage-backed security which were recategorized as Level 2 measurements when quoted market prices that were considered reliable and could be validated against alternative sources became available and one commercial mortgage-backed security which was recategorized as a Level 2 measurement when a quoted market price that was considered reliable and could be validated against an alternative source became available, respectively.
Significant Unobservable Inputs
As previously described, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing models and both observable and unobservable inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following summarizes significant unobservable inputs used in estimating the fair value of investment securities classified within Level 3, other than hedge funds and private equity funds, at September 30, 2014. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

Description(1)	Fair Value	Rating(2)	Valuation Technique	Unobservable Inputs	Range

Preferred stock	$71.5	NR	Discounted cash flow	Discount yield	6.6%
Other asset-backed securities	$10.9	AA+	Broker pricing	Broker quote	N/A
Debt securities issued by corporations	$3.1	NR	Exchange transaction(3)	N/A	N/A
_________________________________________________________________________

(1)	As of September 30, 2014, each asset type consists of one security.

(2)	Credit ratings are assigned based on the following hierarchy: 1) Standard & Poor's and 2) Moody's

(3)
Derived from the exchange of a convertible fixed maturity investment, where the valuation of the debt security issued by a corporation represents a portion of the total exchange price after taking into consideration the cash and value of the common equity security that was also received in the exchange transaction.

The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in agency commercial mortgage-backed securities. Generally for securities priced at a premium, increases in prepayment speeds will result in a lower fair value, while decreases in prepayment speed may result in a higher fair value, with the inverse for securities priced at a discount.
The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	($ in millions)
Fixed maturity investments	$1.1	$(1.8)	$1.7	$(1.8)
Short-term investments	—	—	—	—
Common equity securities	—	—	—	—
Convertible fixed maturity investments	—	—	—	—
Other investments	(3.5)	3.7	1.3	6.9
Total	$(2.4)	$1.9	$3.0	$5.1
Mortgage-backed Securities
OneBeacon purchases commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS") to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency CMBS are generally short tenor and structurally senior, with more than 20 points of subordination on average for fixed rate and floating rate non-agency CMBS as of September 30, 2014. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of September 30, 2014, on average less than 1% of the underlying loans were reported as non-performing for both agency and non-agency CMBS held by OneBeacon. OneBeacon is not an originator of residential mortgage loans. OneBeacon did not hold any RMBS categorized as sub-prime as of September 30, 2014. OneBeacon's investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of September 30, 2014. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage-backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of September 30, 2014, OneBeacon held one mortgage-backed security with a market value of $4.1 million that was classified as non-prime. OneBeacon's non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.
The following table summarizes the carrying value of OneBeacon's mortgage-backed and asset-backed securities as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$267.7	$267.7	$—	$321.8	$321.8	$—
FNMA	20.6	20.6	—	36.5	36.5	—
FHLMC	1.1	1.1	—	24.3	24.3	—
Total agency(1)	289.4	289.4	—	382.6	382.6	—
Non-agency:
Residential	94.7	94.7	—	51.5	51.5	—
Commercial	109.2	109.2	—	155.0	155.0	—
Total Non-agency	203.9	203.9	—	206.5	206.5	—
Total mortgage-backed securities	493.3	493.3	—	589.1	589.1	—
Other asset-backed securities:
Credit card receivables	182.4	171.5	10.9	124.2	113.3	10.9
Vehicle receivables	162.1	162.1	—	189.3	189.3	—
Other	43.8	43.8	—	46.9	46.9	—
Total other asset-backed securities	388.3	377.4	10.9	360.4	349.5	10.9
Total mortgage-backed and asset-backed securities	$881.6	$870.7	$10.9	$949.5	$938.6	$10.9
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guarantee of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of September 30, 2014 are as follows:

	Fair Value	Security Issuance Year
		2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
	($ in millions)
Total non-agency RMBS	$94.7	$5.4	$4.4	$5.3	$—	$5.7	$—	$4.1	$15.5	$4.0	$17.2	$33.1
Total non-agency CMBS	109.2	—	—	—	0.7	—	—	6.7	—	6.3	38.9	56.6
Total non-agency	$203.9	$5.4	$4.4	$5.3	$0.7	$5.7	$—	$10.8	$15.5	$10.3	$56.1	$89.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of September 30, 2014:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$90.6	$38.7	$51.9	$—
Non-prime	4.1	—	4.1	—
Total non-agency RMBS	$94.7	$38.7	$56.0	$—
_______________________________________________________________________________

(1)
At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch Ratings ("Fitch") and were senior to other AAA or Aaa securities.

(2)
At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were senior to non-AAA or non-Aaa securities.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were junior to other securities.
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels of OneBeacon's non-agency CMBS securities are as follows as of September 30, 2014:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$62.3	$24.5	$20.3	$17.5
Floating rate CMBS	46.9	0.7	—	46.2
Total non-agency CMBS	$109.2	$25.2	$20.3	$63.7
_______________________________________________________________________________

(1)
At issuance, Super Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's or AAA by Fitch and were senior to other AAA or Aaa securities.

(2)
At issuance, Senior, or in the case of resecuritization, the underlying securities, were rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were senior to non-AAA or non-Aaa securities.

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were junior to other securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Other Investments
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short equity	$36.6	$—	$39.1	$—
Long/short credit and distressed	8.5	—	8.1	—
Long/short equity activist	2.4	—	2.1	—
Long bank loan	0.1	—	0.1	—
Total hedge funds	47.6	—	49.4	—
Private equity funds
Energy infrastructure and services	26.3	4.8	26.0	5.9
Multi-sector	15.1	2.2	14.5	2.5
Private equity secondaries	6.3	2.1	6.4	2.1
Healthcare	2.9	1.4	2.8	1.4
Insurance	2.2	0.1	2.3	0.1
Real estate	1.6	0.1	3.9	0.1
Distressed residential real estate	—	—	0.2	—
Total private equity funds	54.4	10.7	56.1	12.1
Total hedge funds and private equity funds(1)	$102.0	$10.7	$105.5	$12.1
_______________________________________________________________________________

(1)
Excluded from the above table as of September 30, 2014 and December 31, 2013 are other investments, which include an investment in a community reinvestment vehicle of $14.2 million and $14.4 million, respectively, and an investment in a tax advantaged federal affordable housing development fund of $18.4 million and $19.7 million, respectively. Additionally, other investments include trust certificates issued upon dissolution of a private equity fund of $0.2 million as of September 30, 2014, with no such investment held as of December 31, 2013.

Redemptions of investments in certain funds are subject to restrictions including "lock-up" periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the September 30, 2014 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$1.8	$—	$—	$—	$1.8
Quarterly	28.8	8.5	6.0	—	43.3
Annual	—	—	2.4	0.1	2.5
Total hedge funds	$30.6	$8.5	$8.4	$0.1	$47.6
Certain hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. At September 30, 2014, $0.9 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable at September 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. At September 30, 2014, redemptions of $8.5 million were outstanding and are subject to market fluctuations. Such redemptions are expected to be received in the first quarter of 2015. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
Investments in private equity funds are generally subject to lock-up periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. At September 30, 2014, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$9.6	$18.2	$26.6	$—	$54.4
NOTE 6. Debt
OneBeacon's debt outstanding as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
	($ in millions)
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.3)	(0.3)
Senior unsecured notes, carrying value	$274.7	$274.7
2012 Senior Notes
In November 2012, OneBeacon U.S. Holdings, Inc. ("OBH") issued $275.0 million face value of senior unsecured notes ("2012 Senior Notes") through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The 2012 Senior Notes bear an annual interest rate of 4.6% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by the Company. OBH incurred $2.8 million in expenses related to the issuance of the 2012 Senior Notes (including the $1.8 million underwriting discount), which were deferred and are being recognized as interest expense over the life of the 2012 Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2012 Senior Notes have an effective yield to maturity of approximately 4.7% per annum.
Debt Covenants
At September 30, 2014, OneBeacon was in compliance with all of the covenants under the 2012 Senior Notes.
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
The Specialty Products segment is comprised of eight operating segments, including a new Crop underwriting operating segment, as well as the Collector Cars and Boats underwriting operating segment that was exited in the first quarter of 2013 (see Note 2—"Acquisitions and Dispositions"), representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. In addition to Crop and Collector Cars and Boats, the Specialty Products segment includes the Professional Insurance, Specialty Property, Environmental, Tuition Reimbursement, Programs, and Surety underwriting operating segments. During 2013, the Company received approval to provide multiple peril crop insurance through the federal crop insurance program administered by the U.S. Department of Agriculture's Risk Management Agency. The Company entered into an exclusive agreement with a managing general agency,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

The Climate Corporation, to provide coverages through the federal crop insurance program and other supplemental coverages, including crop-hail. The Company began writing crop business in the fourth quarter of 2013.
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
Substantially all of the Company's revenue is generated from customers located in the United States.
Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
Three months ended September 30, 2014
Earned premiums	$151.7	$153.7	$—	$305.4
Loss and loss adjustment expense	(98.2)	(87.0)	—	(185.2)
Policy acquisition expenses	(26.6)	(28.0)	—	(54.6)
Other underwriting expenses	(23.2)	(28.0)	—	(51.2)
Total underwriting income	3.7	10.7	—	14.4
Net investment income	—	—	10.4	10.4
Net realized and change in unrealized investment gains	—	—	(16.0)	(16.0)
Net other revenues	(0.3)	0.5	1.1	1.3
General and administrative expenses	—	(0.8)	(1.6)	(2.4)
Interest expense	—	—	(3.2)	(3.2)
Pre-tax income (loss) from continuing operations	$3.4	$10.4	$(9.3)	$4.5

Three months ended September 30, 2013
Earned premiums	$132.2	$146.7	$—	$278.9
Loss and loss adjustment expense	(84.2)	(83.6)	—	(167.8)
Policy acquisition expenses	(27.4)	(26.2)	—	(53.6)
Other underwriting expenses	(21.2)	(25.6)	—	(46.8)
Total underwriting income (loss)	(0.6)	11.3	—	10.7
Net investment income	—	—	10.1	10.1
Net realized and change in unrealized investment gains	—	—	17.0	17.0
Net other revenues	—	0.6	4.9	5.5
General and administrative expenses	—	(1.1)	(3.0)	(4.1)
Interest expense	—	—	(3.3)	(3.3)
Pre-tax income (loss) from continuing operations	$(0.6)	$10.8	$25.7	$35.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
Nine months ended September 30, 2014
Earned premiums	$433.0	$439.8	$—	$872.8
Loss and loss adjustment expense	(277.5)	(243.2)	—	(520.7)
Policy acquisition expenses	(71.4)	(79.5)	—	(150.9)
Other underwriting expenses	(68.1)	(84.2)	—	(152.3)
Total underwriting income	16.0	32.9	—	48.9
Net investment income	—	—	32.1	32.1
Net realized and change in unrealized investment gains	—	—	24.8	24.8
Net other revenues	(0.1)	0.8	2.6	3.3
General and administrative expenses	0.1	(1.8)	(7.6)	(9.3)
Interest expense	—	—	(9.7)	(9.7)
Pre-tax income from continuing operations	$16.0	$31.9	$42.2	$90.1

Nine months ended September 30, 2013
Earned premiums	$426.9	$419.3	$—	$846.2
Loss and loss adjustment expense	(240.6)	(233.1)	—	(473.7)
Policy acquisition expenses	(84.3)	(76.6)	—	(160.9)
Other underwriting expenses	(72.5)	(78.2)	—	(150.7)
Total underwriting income	29.5	31.4	—	60.9
Net investment income	—	—	30.9	30.9
Net realized and change in unrealized investment gains	—	—	19.9	19.9
Net other revenues	0.3	0.9	28.9	30.1
General and administrative expenses	(0.1)	(2.3)	(8.6)	(11.0)
Interest expense	—	—	(9.8)	(9.8)
Pre-tax income from continuing operations	$29.7	$30.0	$61.3	$121.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate(1)
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
September 30, 2014
Assets
Total investment securities	$—	$—	$2,421.7	$2,421.7
Reinsurance recoverables	85.5	28.6	—	114.1
Deferred acquisition costs	66.0	55.8	—	121.8
Liabilities
Unpaid loss and loss adjustment expense reserves	678.2	481.4	—	1,159.6
Unearned premiums	332.4	292.8	—	625.2
Debt	—	—	274.7	274.7

December 31, 2013
Assets
Total investment securities	$—	$—	$2,364.9	$2,364.9
Reinsurance recoverables	60.2	29.7	—	89.9
Deferred acquisition costs	53.6	50.1	—	103.7
Liabilities
Unpaid loss and loss adjustment expense reserves	607.8	446.5	—	1,054.3
Unearned premiums	275.4	269.5	—	544.9
Debt	—	—	274.7	274.7
_______________________________________________________________________________
(1)As described in Note 2—"Acquisitions and Dispositions," balances related to the the Runoff Business are presented as held for sale. Total investment securities excludes $203.9 million and $236.3 million of fixed maturity investments reclassified to assets held for sale as of September 30, 2014 and December 31, 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

The following tables provide net written premiums, earned premiums and underwriting ratios for OneBeacon's insurance operations by reportable segment and in total, for the three and nine months ended September 30, 2014, and 2013:

	Three months ended September 30, 2014			Three months ended September 30, 2013
	Insurance Operations			Insurance Operations
($ in millions)	Specialty Products	Specialty Industries	Consolidated	Specialty Products	Specialty Industries	Consolidated
Net written premiums	$188.3	$157.3	$345.6	$172.0	$142.1	$314.1
Earned premiums	151.7	153.7	305.4	132.2	146.7	278.9
Underwriting ratios:(1)
Loss and LAE	64.7%	56.7%	60.6%	63.7%	56.9%	60.1%
Expense	32.9	36.4	34.7	36.7	35.4	36.0
Total combined ratio	97.6%	93.1%	95.3%	100.4%	92.3%	96.1%

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	Insurance Operations			Insurance Operations
($ in millions)	Specialty Products	Specialty Industries	Consolidated	Specialty Products	Specialty Industries	Consolidated
Net written premiums	$488.6	$464.0	$952.6	$393.3	$432.8	$826.1
Earned premiums	433.0	439.8	872.8	426.9	419.3	846.2
Underwriting ratios:(1)
Loss and LAE	64.1%	55.3%	59.7%	56.4%	55.6%	56.0%
Expense	32.2	37.2	34.7	36.7	36.9	36.8
Total combined ratio	96.3%	92.5%	94.4%	93.1%	92.5%	92.8%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

The components of net periodic benefit cost for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	($ in millions)
Service cost	$0.2	$0.2	$0.5	$0.6
Interest cost	1.2	1.1	3.5	3.2
Expected return on plan assets	(2.2)	(1.8)	(6.4)	(5.4)
Amortization of unrecognized loss	0.1	0.2	0.3	0.7
Net periodic pension income before special termination benefits	(0.7)	(0.3)	(2.1)	(0.9)
Special termination benefits expense(1)	—	—	0.3	0.3
Total net periodic benefit income	$(0.7)	$(0.3)	$(1.8)	$(0.6)
_______________________________________________________________________________

(1)	Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.
OneBeacon does not expect to make a contribution to its Qualified Plan in 2014. OneBeacon anticipates contributing $2.2 million to the Non-qualified Plan in 2014, for which OneBeacon has assets held in a rabbi trust. During the three and nine months ended September 30, 2014, the Company contributed $0.5 million and $1.6 million, respectively, to the Non-qualified Plan.
NOTE 9. Employee Share-Based Incentive Compensation Plans
OneBeacon's share-based compensation plans include performance shares and restricted shares, which are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OneBeacon's deferred compensation plan. OneBeacon expenses the full cost of all its share-based compensation over the requisite service period. The Company recognized expense related to its share-based compensation plans of $1.8 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively, and $4.8 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

Performance Shares
The following summarizes performance share activity for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014		2013
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	512,938	$4.4	489,867	$2.4
Payments and deferrals	—	—	—	—
New awards	—	—	—	—
Forfeitures and net change in assumed forfeitures	—	—	—	—
Expense recognized	—	1.1	—	0.1
End of period	512,938	$5.5	489,867	$2.5

	Nine months ended September 30,
	2014		2013
	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	493,421	$4.0	563,190	$1.2
Payments and deferrals(1)	(142,138)	(1.0)	(238,658)	—
New awards	165,800	—	179,000	—
Forfeitures and net change in assumed forfeitures	(4,145)	—	(13,665)	(0.1)
Expense recognized	—	2.5	—	1.4
End of period	512,938	$5.5	489,867	$2.5
_______________________________________________________________________________

(1)
Performance share payments in 2014 for the 2011-2013 performance cycle were based upon a performance factor of 37.1%. No payments were made in 2013 for the 2010-2012 performance cycle as the performance factor was zero.

The following summarizes performance shares outstanding and accrued performance share expense at September 30, 2014 for each performance cycle:

	Target OB Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2012 - 2014	181,290	$2.8
2013 - 2015	179,000	2.2
2014 - 2016	165,800	0.6
Subtotal	526,090	5.6
Assumed forfeitures	(13,152)	(0.1)
Total at September 30, 2014	512,938	$5.5
If 100% of the outstanding performance shares had been vested on September 30, 2014, the total additional compensation cost to be recognized would have been $3.7 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) at September 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

All performance shares earned and paid were settled in cash or by deferral into OneBeacon's deferred compensation plan.
Restricted Shares
On March 1, 2012, OneBeacon issued shares of restricted stock to certain employees. Of these restricted shares, 142,500 restricted shares vested on February 28, 2014 and the remaining 140,000 restricted shares outstanding and held by employees as of September 30, 2014 are scheduled to vest on February 28, 2015. On May 25, 2011, OneBeacon issued to its CEO 630,000 shares of restricted stock, of which 157,500 of these restricted shares vested on February 22, 2014 and the remaining 472,500 restricted shares held by the CEO are scheduled to vest in equal installments on February 22, 2015, 2016 and 2017. The restricted shares contain dividend participation features and therefore are considered participating securities.
The following summarizes restricted shares activity for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014		2013
	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
	($ in millions)
Beginning of period	612,500	$4.9	918,000	$8.0
New awards	—	—	—	—
Forfeitures	—	—	(3,000)	—
Vested	—	—	—	—
Expense recognized	—	(0.7)	—	(0.7)
End of period	612,500	$4.2	915,000	$7.3

	Nine months ended September 30,
	2014		2013
	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
	($ in millions)
Beginning of period	915,000	$6.5	927,000	$9.6
New awards	—	—	—	—
Forfeitures	(2,500)	—	(3,000)	—
Vested	(300,000)	—	(9,000)	—
Expense recognized	—	(2.3)	—	(2.3)
End of period	612,500	$4.2	915,000	$7.3
Restricted shares that vested during the nine months ended September 30, 2014 and 2013 had a grant date fair value of $4.3 million and $0.1 million, respectively. No restricted shares vested during the three months ended September 30, 2014 or 2013. As of September 30, 2014, unrecognized compensation expense of $4.2 million related to restricted stock awards is expected to be recognized over a weighted-average period of 2.1 years.
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
OneBeacon's income tax expense related to pre-tax income from continuing operations for the three months ended September 30, 2014 and 2013, represented net effective tax rates of (37.8)% and (8.1)%, respectively. The net effective tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. Income Taxes

rates for the nine months ended September 30, 2014 and 2013 were 11.2% and 13.1%, respectively. The effective tax rates for the three and nine months ended September 30, 2014 and 2013, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. Additionally, the rate for the three months ended September 30, 2014 was impacted by a pre-tax loss from operations in the United States and the rate for the nine months ended September 30, 2014 was impacted by a $5.0 million favorable settlement of the 2005-2006 IRS exam, as noted below. The rates for the three and nine months ended September 30, 2013 were impacted by a $6.8 million tax benefit associated with the restructuring of the surplus note issued by Houston General Insurance Exchange. For the three months ended September 30, 2014 and 2013, the effective tax rate on non-U.S. income was 1.7% and 0.5%, respectively. For the nine months ended September 30, 2014 and 2013, the effective tax rate on non-U.S. income was 1.3% and 0.3%, respectively.
In arriving at the effective tax rate for the three and nine months ended September 30, 2014 and 2013, OneBeacon forecasted all income and expense items including the realized and change in unrealized investment gains for the years ending December 31, 2014 and 2013, and included these gains in the effective tax rate calculation.
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
On July 28, 2011, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2007, 2008 and 2009. On July 17, 2013, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $72.0 million. However, $60.2 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority. OneBeacon disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.
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
At September 30, 2014 and December 31, 2013, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $281.4 million and $269.8 million, respectively, which compared to a carrying value of $274.7 million as of both September 30, 2014 and December 31, 2013. The fair value measurement of the Senior Notes is classified as Level 2 in the valuation hierarchy.
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
OneBeacon evaluates its exposure to non-claims related litigation and arbitration and establishes accruals for litigation and arbitration if it is probable that a loss has been incurred and it can be reasonably estimated. Disclosure of litigation and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Legal Contingencies

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
The following summarizes significant ongoing non-claims related litigation or arbitration as of September 30, 2014:
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
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs have filed a notice of appeal. Oral argument is scheduled for November 5, 2014.
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
The following table outlines the Company's computation of earnings per share for net income from continuing operations attributable to OneBeacon's common shareholders for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Earnings attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders	$6.2	$38.8	$79.1	$104.3
Allocation of income for participating unvested restricted common shares	(0.1)	(0.4)	(0.6)	(1.0)
Dividends paid on participating restricted common shares	(0.2)	(0.2)	(0.4)	(0.6)
Total allocation to restricted common shares	(0.3)	(0.6)	(1.0)	(1.6)
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$5.9	$38.2	$78.1	$102.7

Undistributed (overdistributed) net earnings (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$5.9	$38.2	$78.1	$102.7
Dividends paid, net of restricted common share amounts	(19.8)	(19.8)	(59.6)	(59.5)
Total undistributed (overdistributed) net earnings, net of restricted common share amounts	$(13.9)	$18.4	$18.5	$43.2

Earnings per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.3	95.4	95.3	95.4
Weighted average unvested restricted common shares(1)	(0.6)	(0.9)	(0.7)	(0.9)
Basic and diluted earnings per share denominator	94.7	94.5	94.6	94.5

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income from continuing operations attributable to OneBeacon's common shareholders	$0.06	$0.41	$0.83	$1.09
Dividends declared and paid	(0.21)	(0.21)	(0.63)	(0.63)
Undistributed (overdistributed) earnings	$(0.15)	$0.20	$0.20	$0.46
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.
Basic and diluted income per share amounts for discontinued operations are included in Note 15—"Discontinued Operations."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the nine months ended September 30, 2014 and 2013, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million as of September 30, 2014.
During the nine months ended September 30, 2014 and 2013, the Company repurchased 106,366 and 3,300 common shares, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.
Dividends on Common Shares
During the nine months ended September 30, 2014 and 2013, the Company declared and paid cash dividends to OneBeacon shareholders of $60.0 million and $60.1 million, respectively, or $0.63 per common share for each nine month period.
Accumulated Other Comprehensive Income
For the nine months ended September 30, 2014 and 2013, OneBeacon recorded pre-tax changes to accumulated other comprehensive income for net increases in net benefit plan assets and obligations of $0.2 million ($0.1 million after tax) and $0.7 million ($0.5 million after tax), respectively.
NOTE 15. Discontinued Operations
Runoff Business
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" and Note 2—“Acquisitions and Dispositions,” in October 2012, OneBeacon entered into the Stock Purchase Agreement with respect to the sale of its Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, at closing, OneBeacon will transfer to Armour all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the business as well as certain elements of the Runoff Business infrastructure, including staff and office space. As disclosed in the Form 8-K filed by the Company on June 23, 2014, the Company amended the Stock Purchase Agreement during the second quarter of 2014, primarily to increase the cap on seller financing by $6.7 million to $80.9 million, as well as to extend the termination date to December 31, 2014. Consistent with the proposed closing balance sheet, pro forma as of June 30, 2014, the Company expects to provide seller financing at closing in the form of surplus notes with an estimated par value of $80.9 million. The loss on sale of the Runoff Business is currently estimated at $80.5 million.
The estimated loss on sale may change prior to closing as a result of, among other factors, changes in the estimated fair value of the surplus notes. The internal valuation model used to estimate the fair value of the surplus notes is sensitive to changes in treasury rates and credit spreads, and to changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes, based on the financial performance of the issuer relative to expectations, and the timing and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. Although these variables involve considerable judgment, the Company does not currently expect any resulting change in the estimated value of the surplus notes to be material to its financial position.
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
The Runoff Transaction is subject to various closing conditions, primarily the receipt of regulatory approvals. The Pennsylvania Insurance Department is currently conducting its regulatory review of the Runoff Transaction, which included a public hearing on July 23, 2014. Subsequent to the public hearing, the Pennsylvania Insurance Department re-opened the public comment period, which expired on October 17, 2014. The regulatory review process included a third party actuarial review of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

the Runoff Business loss and LAE reserves, completed in September 2013 and, subsequently, an independent stochastic modeling of the future cash flows of the Runoff Business, which was completed in June 2014. The Company expects the Runoff Transaction to close in the fourth quarter of 2014.
Summary of Reclassified Balances and Related Items
As of September 30, 2014 and December 31, 2013, the Runoff Transaction met the criteria for held for sale accounting. As a result, the assets and liabilities associated with the businesses being sold, after effecting the various steps contemplated by the Stock Purchase Agreement, are presented separately as single line items in the asset and liability sections of the consolidated balance sheets as of September 30, 2014 and December 31, 2013. The following summarizes the major categories of assets and liabilities associated with the business classified as held for sale:

	September 30, 2014	December 31, 2013
	($ in millions)
Assets:
Investments	$203.9	$236.3
Premiums receivable	11.6	9.1
Reinsurance recoverables on unpaid losses(1)	1,458.4	1,604.7
Reinsurance recoverables on paid losses	7.4	10.7
Net deferred tax asset	2.5	3.3
Other assets	15.4	16.0
Total assets held for sale	$1,699.2	$1,880.1

Liabilities:
Unpaid loss and loss adjustment expense reserves(1)	$1,600.9	$1,793.1
Unearned premiums	—	0.2
Ceded reinsurance payable	12.1	12.3
Other liabilities(2)	86.2	74.5
Total liabilities held for sale	$1,699.2	$1,880.1
_______________________________________________________________________________

(1)
The September 30, 2014 and December 31, 2013 balances include the remaining purchase accounting fair value adjustments of $127.0 million and $136.9 million, respectively, relating to the OneBeacon Acquisition. As of September 30, 2014 and December 31, 2013, reinsurance recoverables on unpaid losses, gross of purchase accounting adjustments, were $1,585.4 million and $1,741.6 million, respectively, and unpaid loss and LAE reserves, gross of purchase accounting adjustments, were $1,727.9 million and $1,930.0 million for each period.

(2)	Other liabilities as of September 30, 2014 and December 31, 2013 include the accrual related to the pre-tax loss on sale of the Runoff Business of $80.5 million and $69.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" and Note 2—“Acquisitions and Dispositions,” the results of operations for the Runoff Business have been classified as discontinued operations and are presented as such, net of related income taxes, in the statements of operations and comprehensive income (loss) and cash flows for all periods. Investing and financing activities for OneBeacon are managed on a consolidated basis and reported within the Investing, Financing and Corporate segment. Therefore, no investment or financing activity is included in discontinued operations.
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	($ in millions)
Net written premiums	$0.1	$1.0	$(0.1)	$0.4
Revenues
Earned premiums	$0.3	$1.1	$0.1	$0.7
Other revenue	—	—	—	7.8
Total revenues	0.3	1.1	0.1	8.5
Expenses
Loss and loss adjustment expenses	—	0.1	(0.7)	7.6
Policy acquisition expenses	0.1	0.1	0.1	0.1
Other underwriting expenses	0.8	0.4	2.2	0.3
Total expenses	0.9	0.6	1.6	8.0
Pre-tax income (loss)	(0.6)	0.5	(1.5)	0.5
Income tax (expense) benefit	0.3	(0.2)	0.6	(0.2)
Income (loss) from discontinued operations, net of tax	(0.3)	0.3	(0.9)	0.3
Loss from sale of discontinued operations, net of tax	(7.0)	—	(7.5)	—
Net income (loss) from discontinued operations, net of tax	$(7.3)	$0.3	$(8.4)	$0.3

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
The following table outlines the computation of loss per share for discontinued operations attributable to OneBeacon's common shareholders for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income (loss) attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income (loss) from discontinued operations attributable to OneBeacon's common shareholders	$(7.3)	$0.3	$(8.4)	$0.3
Allocation of income (loss) for participating unvested restricted common shares	0.1	—	0.1	—
Net income (loss) from discontinued operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$(7.2)	$0.3	$(8.3)	$0.3

Income (loss) per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.3	95.4	95.3	95.4
Weighted average unvested restricted common shares(1)	(0.6)	(0.9)	(0.7)	(0.9)
Basic and diluted income (loss) per share denominator	94.7	94.5	94.6	94.5

Loss per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Loss from discontinued operations attributable to OneBeacon's common shareholders per share	$(0.07)	$—	$(0.09)	$—
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.
Additional Disclosures
Due to the relative significance of the transactions described above, OneBeacon has expanded the disclosures herein to provide additional insight into the balances and related activity reclassified to held for sale and discontinued operations.
Results of Discontinued Operations
The net income (loss) from discontinued operations, which is net of income taxes, includes both the income (loss) from discontinued operations, which is the underwriting impact of discontinued operations, as well as the estimated loss from sale of discontinued operations. The net income (loss) from discontinued operations was a net loss of $7.3 million for the three months ended September 30, 2014, compared to net income of $0.3 million for the three months ended September 30, 2013. The net income (loss) from discontinued operations was a net loss of $8.4 million for the nine months ended September 30, 2014, compared to net income of $0.3 million for the nine months ended September 30, 2013.
The loss from discontinued operations for the three and nine months ended September 30, 2014 of $0.3 million and $0.9 million, respectively, was a result of non-claims expenses related to the Runoff Business, including dedicated staff. Income from discontinued operations for both the three and nine months ended September 30, 2013 was $0.3 million. The income for the nine months ended September 30, 2013 is net of other revenue of $7.8 million associated with a settlement award in the Safeco v. American International Group, Inc. (“AIG”) class action related to AIG's alleged underreporting of workers' compensation premiums to the National Workers' Compensation Reinsurance Pool. Partially offsetting this increase in other revenue in 2013, the Company increased loss and LAE reserves in the second quarter of 2013 by $7.4 million in light of the ongoing regulatory review of the Runoff Transaction, which included a third party actuarial review.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

The loss from sale of discontinued operations, net of tax, for the three and nine months ended September 30, 2014 was $7.0 million and $7.5 million, respectively, compared to no impact to loss on sale for either the three or nine months ended September 30, 2013. The adjusted estimated loss on sale as of September 30, 2014 is $80.5 million, pre-tax.
As disclosed in the Form 8-K filed by the Company on June 23, 2014, the Company amended the Stock Purchase Agreement during the second quarter of 2014, primarily to increase the cap on seller financing by $6.7 million to $80.9 million, as well as to extend the termination date to December 31, 2014. Consistent with the proposed closing balance sheet, pro forma as of June 30, 2014, the Company expects to provide seller financing at closing in the form of surplus notes with an estimated par value of $80.9 million. When issued, the Company will record these surplus notes at their estimated fair value at that time which, based on the internal valuation models, are expected to be less than their par value. As of June 30, 2014, the estimated fair value of the surplus notes was $8.2 million, pre-tax, less than their par value. As a result, in the second quarter of 2014, the Company recorded an increase of $8.2 million ($5.3 million after tax) in the estimated loss on sale of the Runoff Business to reflect the estimated difference between the estimated fair value at that time and par value of the surplus notes upon issuance.
Also at that time, the Company's expectation of the treatment under the Stock Purchase Agreement of the $7.4 million reserve charge recorded during the quarter ended June 30, 2013 changed. Previously, the Company had expected that the Stock Purchase Agreement would be amended to provide for the transfer of $7.4 million of additional assets to support this reserve charge; as previously noted, the Stock Purchase Agreement was instead revised to increase the cap on seller financing. As a result, the $7.4 million reserve charge ($4.8 million after-tax) was recorded as a reduction to the estimated loss on sale of discontinued operations during the quarter ended June 30, 2014.
In the third quarter of 2014, the Company updated its estimated loss on sale to reflect the change in the valuation of the $80.9 million face value of surplus notes expected to be issued in conjunction with the closing of the Runoff Transaction. The change in the valuation estimate resulted in an additional loss of $10.3 million, pre-tax, which was a result of widening credit spreads during the quarter, as well as an increase to the estimated discount rate related to the private nature of the notes (and the related lack of liquidity). This additional loss results in the total valuation impact included in the estimated loss on sale from discontinued operations, as pertains to the $80.9 million par value surplus notes, to $18.5 million, or an estimated fair value of $62.4 million for the surplus notes.
The $7.0 million after-tax change to the estimated loss on sale in the third quarter of 2014 was primarily driven by the $10.3 million, pre-tax, change in valuation estimate described above. The nine months ended September 30, 2014 loss on sale of $7.5 million included both the $7.0 million from the third quarter, as well as the net effect of the two items from the second quarter, as described in more detail above.
These changes, along with certain other adjustments, resulted in a net increase in the estimated loss on sale of $11.5 million ($7.5 million after tax) during the nine months ended September 30, 2014, resulting in a revised pre-tax estimated loss on sale of $80.5 million ($52.4 million after tax). The estimated loss on sale may change prior to closing as a result of, among other factors, changes in the estimated fair value of these surplus notes.
As of September 30, 2014, the recorded net unpaid loss and LAE reserves associated with the Runoff Business totaled $142.5 million. Management believes that the recorded net loss and LAE reserves reflect a reasonable provision for expected future loss and LAE payments and represent management’s best estimate within a range of reasonable estimates.
OneBeacon made loss and LAE payments of $16.4 million and $17.4 million for the three months ended September 30, 2014 and 2013, respectively, and $45.2 million and $88.8 million for the nine months ended September 30, 2014 and 2013, respectively.
Fair Value Adjustment
In connection with purchase accounting for the OneBeacon Acquisition, the Company was required to adjust to fair value the loss and LAE reserves and the related reinsurance recoverables. Loss and LAE reserves and the related reinsurance recoverables presented in the summary of reclassified balances within assets and liabilities held for sale as of September 30, 2014 and December 31, 2013, are net of $127.0 million and $136.9 million, respectively, related to the outstanding pre-tax unaccreted adjustment.
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
NOTE 15. Discontinued Operations

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
NICO Cover
Under the terms of the NICO Cover, NICO receives the economic benefit of reinsurance recoverables from certain of OneBeacon’s third party reinsurers (“Third Party Reinsurers”) in existence at the time the NICO Cover was executed (“Third Party Recoverables”). As a result, the underlying Third Party Recoverables serve to protect the $2.5 billion limit of NICO coverage for the benefit of OneBeacon. OneBeacon estimates that on an incurred basis it has used approximately $2.3 billion of the coverage provided by NICO at September 30, 2014. Net losses paid totaled approximately $1.7 billion as of September 30, 2014. To the extent that actual experience differs from OneBeacon’s estimate of ultimate A&E losses and Third-Party Recoverables, future losses could exceed the $198.3 million of protection remaining under the NICO Cover at September 30, 2014.
GRC Cover
Pursuant to the GRC Cover, OneBeacon is not entitled to recover losses to the full contract limit if such losses are reimbursed by GRC more quickly than anticipated at the time the contract was signed. OneBeacon intends to seek reimbursement from GRC only for claims which result in payment patterns similar to those supporting its recoverables recorded pursuant to the GRC Cover. The economic cost of not submitting certain other eligible claims to GRC is primarily the investment spread between the rate credited by GRC and the rate achieved by OneBeacon on its own investments. This cost, if any, is expected to be nominal. As of September 30, 2014, OneBeacon has ceded estimated incurred losses of $562.0 million to GRC under the GRC Cover. As of September 30, 2014, OneBeacon has $337.3 million of reinsurance recoverables on unpaid losses outstanding under the GRC Cover.
At September 30, 2014, OneBeacon had $7.4 million of reinsurance recoverables on paid losses and $1,585.4 million (gross of $127.0 million in purchase accounting adjustments, as described above) that will become recoverable if claims are paid in accordance with current reserve estimates, related to the Runoff Business that have been reclassified to assets held for sale. Reinsurance contracts do not relieve OneBeacon of its obligations. Therefore, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table provides a listing of the top reinsurers related to the Runoff Business reported in assets held for sale, excluding industry pools and associations, based on reinsurance recoverable amounts on paid and unpaid losses, the percentage of the total reported as held for sale (gross of the $127.0 million in purchase accounting adjustment), and the reinsurers' A.M. Best ratings.

($ in millions)	Balance at September 30, 2014	% of total	A.M. Best Rating(1)
National Indemnity Company ("NICO") and General Reinsurance Corporation(2)	$1,127.4	71%	A++
Hanover Insurance Company	30.7	2%	A
Munich Reinsurance America	28.3	2%	A++
Tokio Marine and Nichido Fire(3)	25.4	2%	A+
Everest Reinsurance	14.0	1%	A+
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH. The following tables present OneBeacon's consolidating balance sheets as of September 30, 2014 and December 31, 2013 and statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of September 30, 2014	(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,738.4	$2.9	$(25.6)	$1,715.7
Short-term investments, at amortized cost (which approximates fair value)	10.3	224.8	3.3	—	238.4
Common equity securities, at fair value	—	315.5	—	—	315.5
Convertible fixed maturity investments, at fair value	—	17.3	—	—	17.3
Other investments	—	134.8	—	—	134.8
Total investment securities	10.3	2,430.8	6.2	(25.6)	2,421.7
Cash	—	187.5	—	—	187.5
Reinsurance recoverables	—	114.1	—	—	114.1
Premiums receivable	—	283.7	—	—	283.7
Deferred acquisition costs	—	121.8	—		121.8
Net deferred tax asset	—	86.4	—	0.3	86.7
Investment income accrued	—	9.8	—	(0.5)	9.3
Accounts receivable on unsettled investment sales	—	22.0	—	—	22.0
Investments in subsidiaries	1,106.9	—	1,079.4	(2,186.3)	—
Other assets	0.5	304.3	2.4	—	307.2
Assets held for sale	—	1,699.2	—	—	1,699.2
Total assets	$1,117.7	$5,259.6	$1,088.0	$(2,212.1)	$5,253.2
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,159.6	$—	$—	$1,159.6
Unearned premiums	—	625.2	—	—	625.2
Debt	—	—	299.7	(25.0)	274.7
Accounts payable on unsettled investment purchases	—	23.5	—	—	23.5
Other liabilities	2.1	340.0	10.5	(0.5)	352.1
Liabilities held for sale	—	1,699.2	—	—	1,699.2
Total liabilities	2.1	3,847.5	310.2	(25.5)	4,134.3
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,115.6	1,408.8	777.8	(2,186.6)	1,115.6
Total noncontrolling interests	—	3.3	—	—	3.3
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,115.6	1,412.1	777.8	(2,186.6)	1,118.9
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,117.7	$5,259.6	$1,088.0	$(2,212.1)	$5,253.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of December 31, 2013	(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,725.4	$—	$(24.5)	$1,700.9
Short-term investments, at amortized cost (which approximates fair value)	13.0	140.0	4.0	—	157.0
Common equity securities, at fair value	—	336.9	—	—	336.9
Convertible fixed maturity investments, at fair value	—	30.5	—	—	30.5
Other investments	—	139.6	—	—	139.6
Total investment securities	13.0	2,372.4	4.0	(24.5)	2,364.9
Cash	—	166.6	1.5	—	168.1
Reinsurance recoverables	—	89.9	—	—	89.9
Premiums receivable	—	228.2	—	—	228.2
Deferred acquisition costs	—	103.7	—	—	103.7
Net deferred tax asset	—	93.1	(2.4)	(0.1)	90.6
Investment income accrued	—	10.3	—	(0.2)	10.1
Accounts receivable on unsettled investment sales	—	3.3	—	—	3.3
Investments in subsidiaries	1,092.0	—	1,034.9	(2,126.9)	—
Other assets	(0.8)	272.4	1.1	—	272.7
Assets held for sale	—	1,880.1	—	—	1,880.1
Total assets	$1,104.2	$5,220.0	$1,039.1	$(2,151.7)	$5,211.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,054.3	$—	$—	$1,054.3
Unearned premiums	—	544.9	—	—	544.9
Debt	—	—	299.7	(25.0)	274.7
Accounts payable on unsettled investment purchases	—	11.6	—	—	11.6
Other liabilities	(0.1)	335.0	3.9	(0.2)	338.6
Liabilities held for sale	—	1,880.1	—	—	1,880.1
Total liabilities	(0.1)	3,825.9	303.6	(25.2)	4,104.2
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,104.3	1,391.0	735.5	(2,126.5)	1,104.3
Total noncontrolling interests	—	3.1	—	—	3.1
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,104.3	1,394.1	735.5	(2,126.5)	1,107.4
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,104.2	$5,220.0	$1,039.1	$(2,151.7)	$5,211.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income (Loss)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Three months ended September 30, 2014	(in millions)
Revenues
Earned premiums	$—	$305.4	$—	$—	$305.4
Net investment income	—	10.7	—	(0.3)	10.4
Net realized and change in unrealized investment gains	—	(16.3)	—	0.3	(16.0)
Net other revenues	—	1.3	—	—	1.3
Total revenues	—	301.1	—	—	301.1
Expenses
Loss and loss adjustment expenses	—	185.2	—	—	185.2
Policy acquisition expenses	—	54.6	—	—	54.6
Other underwriting expenses	—	51.2	—	—	51.2
General and administrative expenses	0.5	1.9	—	—	2.4
Interest expense	—	—	3.5	(0.3)	3.2
Total expenses	0.5	292.9	3.5	(0.3)	296.6
Pre-tax income (loss) from continuing operations	(0.5)	8.2	(3.5)	0.3	4.5
Income tax benefit	—	1.6	0.3	(0.2)	1.7
Net income (loss) from continuing operations	(0.5)	9.8	(3.2)	0.1	6.2
Loss from discontinued operations, net of tax	—	(0.3)	—	—	(0.3)
Loss from sale of discontinued operations, net of tax	—	(7.0)	—	—	(7.0)
Income (loss) before equity in earnings of unconsolidated affiliates	(0.5)	2.5	(3.2)	0.1	(1.1)
Equity in earnings of subsidiaries, net of tax	(0.6)	—	(3.6)	4.2	—
Net income (loss) including noncontrolling interests	(1.1)	2.5	(6.8)	4.3	(1.1)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to OneBeacon's common shareholders	(1.1)	2.5	(6.8)	4.3	(1.1)
Other comprehensive income, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$(1.1)	$2.5	$(6.8)	$4.3	$(1.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Three months ended September 30, 2013	(in millions)
Revenues
Earned premiums	$—	$278.9	$—	$—	$278.9
Net investment income	—	10.2	0.2	(0.3)	10.1
Net realized and change in unrealized investment gains	—	17.2	(0.4)	0.2	17.0
Net other revenues	—	5.5	—	—	5.5
Total revenues	—	311.8	(0.2)	(0.1)	311.5
Expenses
Loss and loss adjustment expenses	—	167.8	—	—	167.8
Policy acquisition expenses	—	53.6	—	—	53.6
Other underwriting expenses	—	46.8	—	—	46.8
General and administrative expenses	1.7	2.2	0.2	—	4.1
Interest expense	—	—	3.5	(0.2)	3.3
Total expenses	1.7	270.4	3.7	(0.2)	275.6
Pre-tax income (loss) from continuing operations	(1.7)	41.4	(3.9)	0.1	35.9
Income tax benefit	—	0.5	2.5	(0.1)	2.9
Net income (loss) from continuing operations	(1.7)	41.9	(1.4)	—	38.8
Income from discontinued operations, net of tax	—	0.3	—	—	0.3
Net income (loss) before equity in earnings of unconsolidated affiliates	(1.7)	42.2	(1.4)	—	39.1
Equity in earnings of subsidiaries, net of tax(1)	40.8	—	34.0	(74.8)	—
Net income including noncontrolling interests(1)	39.1	42.2	32.6	(74.8)	39.1
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to OneBeacon's common shareholders(1)	39.1	42.2	32.6	(74.8)	39.1
Other comprehensive income, net of tax	0.2	—	0.2	(0.2)	0.2
Comprehensive income attributable to OneBeacon's common shareholders(1)	$39.3	$42.2	$32.8	$(75.0)	$39.3
_______________________________________________________________________________
(1) "The Company (guarantor)" column's equity in earnings of subsidiaries, net of tax, for the three months ended September 30, 2013, has been revised from the prior year's presentation to appropriately reflect the earnings for that period. This item was reduced by $3.7 million and offset in the "Consolidating adjustments" column.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Nine months ended September 30, 2014	(in millions)
Revenues
Earned premiums	$—	$872.8	$—	$—	$872.8
Net investment income	—	32.9	0.1	(0.9)	32.1
Net realized and change in unrealized investment gains	—	25.8	—	(1.0)	24.8
Net other revenues	—	3.3	—	—	3.3
Total revenues	—	934.8	0.1	(1.9)	933.0
Expenses
Loss and loss adjustment expenses	—	520.7	—	—	520.7
Policy acquisition expenses	—	150.9	—	—	150.9
Other underwriting expenses	—	152.3	—	—	152.3
General and administrative expenses	4.0	5.1	0.2	—	9.3
Interest expense	—	—	10.6	(0.9)	9.7
Total expenses	4.0	829.0	10.8	(0.9)	842.9
Pre-tax income (loss) from continuing operations	(4.0)	105.8	(10.7)	(1.0)	90.1
Income tax (expense) benefit	—	(13.9)	3.5	0.3	(10.1)
Net income (loss) from continuing operations	(4.0)	91.9	(7.2)	(0.7)	80.0
Loss from discontinued operations, net of tax	—	(0.9)	—	—	(0.9)
Loss from sale of discontinued operations, net of tax	—	(7.5)	—	—	(7.5)
Income (loss) before equity in earnings of unconsolidated affiliates	(4.0)	83.5	(7.2)	(0.7)	71.6
Equity in earnings of subsidiaries, net of tax	74.7	—	49.3	(124.0)	—
Net income including noncontrolling interests	70.7	83.5	42.1	(124.7)	71.6
Less: Net income attributable to noncontrolling interests	—	(0.9)	—	—	(0.9)
Net income attributable to OneBeacon's common shareholders	70.7	82.6	42.1	(124.7)	70.7
Other comprehensive income, net of tax	0.1	—	0.1	(0.1)	0.1
Comprehensive income attributable to OneBeacon's common shareholders	$70.8	$82.6	$42.2	$(124.8)	$70.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Nine months ended September 30, 2013	(in millions)
Revenues
Earned premiums	$—	$846.2	$—	$—	$846.2
Net investment income (expense)	—	32.1	(0.3)	(0.9)	30.9
Net realized and change in unrealized investment gains	—	19.7	(0.8)	1.0	19.9
Net other revenues	—	30.1	—	—	30.1
Total revenues	—	928.1	(1.1)	0.1	927.1
Expenses
Loss and loss adjustment expenses	—	473.7	—	—	473.7
Policy acquisition expenses	—	160.9	—	—	160.9
Other underwriting expenses	—	150.7	—	—	150.7
General and administrative expenses	3.6	7.5	(0.1)	—	11.0
Interest expense	—	—	10.6	(0.8)	9.8
Total expenses	3.6	792.8	10.5	(0.8)	806.1
Pre-tax income (loss) from continuing operations	(3.6)	135.3	(11.6)	0.9	121.0
Income tax (expense) benefit	0.1	(23.3)	7.7	(0.4)	(15.9)
Net income (loss) from continuing operations	(3.5)	112.0	(3.9)	0.5	105.1
Income from discontinued operations, net of tax	—	0.3	—	—	0.3
Net (loss) income before equity in earnings of unconsolidated affiliates	(3.5)	112.3	(3.9)	0.5	105.4
Equity in earnings of subsidiaries, net of tax(1)	108.1	—	91.6	(199.7)	—
Net income including noncontrolling interests(1)	104.6	112.3	87.7	(199.2)	105.4
Less: Net income attributable to noncontrolling interests	—	(0.8)	—	—	(0.8)
Net income attributable to OneBeacon's common shareholders(1)	104.6	111.5	87.7	(199.2)	104.6
Other comprehensive income, net of tax	0.5	—	0.5	(0.5)	0.5
Comprehensive income attributable to OneBeacon's common shareholders(1)	$105.1	$111.5	$88.2	$(199.7)	$105.1
_______________________________________________________________________________
(1) "The Company (guarantor)" column's equity in earnings of subsidiaries, net of tax, for the nine months ended September 30, 2013, has been revised from the prior year's presentation to appropriately reflect the earnings for that period. This item was reduced by $3.7 million and offset in the "Consolidating adjustments" column.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Nine months ended September 30, 2014	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$70.7	$83.5	$42.1	$(124.7)	$71.6
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(74.7)	—	(49.3)	124.0	—
Net loss from discontinued operations	—	0.9	—	—	0.9
Net loss from sale of discontinued operations	—	7.5	—	—	7.5
Net realized and change in unrealized investment gains	—	(25.8)	—	1.0	(24.8)
Deferred income tax expense	—	9.0	—	(0.4)	8.6
Dividends received from subsidiaries	60.4	—	5.0	(65.4)	—
Other operating items:
Net change in loss and LAE reserves	—	105.3	—	—	105.3
Net change in unearned premiums	—	80.3	—	—	80.3
Net change in premiums receivable	—	(55.5)	—	—	(55.5)
Net change in reinsurance recoverables on paid and unpaid losses	—	(24.2)	—	—	(24.2)
Net change in other assets and liabilities	2.7	(28.4)	2.8	0.1	(22.8)
Net cash provided from operations—continuing operations	59.1	152.6	0.6	(65.4)	146.9
Net cash used for operations—discontinued operations	—	(44.8)	—	—	(44.8)
Net cash provided from (used for) operations	59.1	107.8	0.6	(65.4)	102.1
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	2.7	(84.9)	0.7	—	(81.5)
Maturities of fixed maturity investments	—	202.6	—	—	202.6
Sales of fixed maturity investments	—	1,450.0	9.6	—	1,459.6
Sales of common equity securities	—	97.5	—	—	97.5
Sales of convertible fixed maturity investments	—	20.6	—	—	20.6
Return of capital and distributions of other investments	—	11.1	—	—	11.1
Purchases of fixed maturity investments	—	(1,628.8)	(12.4)	—	(1,641.2)
Purchases of common equity securities	—	(63.0)	—	—	(63.0)
Purchases of convertible fixed maturity investments	—	(11.3)	—	—	(11.3)
Contributions for other investments	—	(3.6)	—	—	(3.6)
Net change in unsettled investment purchases and sales	—	(6.8)	—	—	(6.8)
Net acquisitions of property and equipment	—	(0.9)	—	—	(0.9)
Net cash provided from (used for) investing activities—continuing operations	2.7	(17.5)	(2.1)	—	(16.9)
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash provided from (used for) investing activities	2.7	(17.5)	(2.1)	—	(16.9)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(60.0)	—	—	—	(60.0)
Cash dividends paid to parent	—	(65.4)	—	65.4	—
Repurchases and retirements of common stock	(1.8)	—	—	—	(1.8)
Payments on capital lease obligation	—	(4.0)	—	—	(4.0)
Net cash used for financing activities—continuing operations	(61.8)	(69.4)	—	65.4	(65.8)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(61.8)	(69.4)	—	65.4	(65.8)
Net increase (decrease) in cash during period	—	20.9	(1.5)	—	19.4
Cash balance at beginning of period	—	166.6	1.5	—	168.1
Cash balance at end of period	$—	$187.5	$—	$—	$187.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Nine months ended September 30, 2013	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests(1)	$104.6	$112.3	$87.7	$(199.2)	$105.4
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries(1)	(108.1)	—	(91.6)	199.7	—
Net income from discontinued operations	—	(0.3)	—	—	(0.3)
Net realized and change in unrealized investment gains	—	(19.7)	0.8	(1.0)	(19.9)
Net realized gain on sale of business	—	(23.0)	—	—	(23.0)
Deferred income tax expense (benefit)	—	12.5	(0.5)	0.3	12.3
Dividends received from subsidiaries	62.0	—	23.0	(85.0)	—
Other operating items:
Net change in loss and LAE reserves	—	52.9	—	—	52.9
Net change in unearned premiums	—	(21.1)	—	—	(21.1)
Net change in premiums receivable	—	(30.3)	—	—	(30.3)
Net change in reinsurance recoverables on paid and unpaid losses	—	24.5	—	—	24.5
Net change in other assets and liabilities	3.1	70.4	4.1	0.2	77.8
Net cash provided from operations—continuing operations	61.6	178.2	23.5	(85.0)	178.3
Net cash used for operations—discontinued operations	—	(98.0)	—	—	(98.0)
Net cash provided from (used for) operations	61.6	80.2	23.5	(85.0)	80.3
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(1.5)	13.2	55.6	—	67.3
Maturities of fixed maturity investments	—	185.3	11.3	—	196.6
Sales of fixed maturity investments	—	1,114.6	129.7	(35.7)	1,208.6
Sales of common equity securities	—	142.0	—	—	142.0
Sales of convertible fixed maturity investments	—	39.5	—	—	39.5
Return of capital and distributions of other investments	—	13.1	—	—	13.1
Purchases of fixed maturity investments	—	(1,227.8)	(189.7)	35.7	(1,381.8)
Purchases of common equity securities	—	(168.5)	—	—	(168.5)
Purchases of convertible fixed maturity investments	—	(12.0)	—	—	(12.0)
Contributions for other investments	—	(7.1)	—	—	(7.1)
Proceeds from sale of business	—	31.3	—	—	31.3
Net change in unsettled investment purchases and sales	—	(7.7)	—	—	(7.7)
Net acquisitions of property and equipment	—	(7.6)	—	—	(7.6)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	30.0	—	(30.0)	—
Net cash provided from (used for) investing activities—continuing operations	(1.5)	138.3	6.9	(30.0)	113.7
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash provided from (used for) investing activities	(1.5)	138.3	6.9	(30.0)	113.7
Cash flows from financing activities:
Cash dividends paid to common shareholders	(60.1)	—	—	—	(60.1)
Cash dividends paid to parent	—	(85.0)	—	85.0	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	—	(30.0)	30.0	—
Payments on capital lease obligation	—	(4.0)	—	—	(4.0)
Net cash used for financing activities—continuing operations	(60.1)	(89.0)	(30.0)	115.0	(64.1)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(60.1)	(89.0)	(30.0)	115.0	(64.1)
Net increase in cash during period	—	129.5	0.4	—	129.9
Cash balance at beginning of period	—	43.9	—	—	43.9
Cash balance at end of period	$—	$173.4	$0.4	$—	$173.8
_______________________________________________________________________________
(1) "The Company (guarantor)" column's undistributed earnings from subsidiaries and equity in net income including noncontrolling interests for the nine months ended September 30, 2013, have been revised from the prior year's presentation to appropriately reflect the earnings for that period. These items were reduced by $3.7 million and offset in the "Consolidating adjustments" column.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 73 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
Book Value Per Share
The following table presents our book value per share:

	September 30, 2014	June 30, 2014	December 31, 2013
	(in millions except per share amounts)
Numerator
OneBeacon's common shareholders' equity	$1,115.6	$1,136.0	$1,104.3
Denominator
Common shares outstanding(1)	95.3	95.3	95.4
Book value per share	$11.71	$11.92	$11.58

Dividends paid per share	$0.63	$0.42	$0.84
_______________________________________________________________________________

(1)	Common shares outstanding includes unvested restricted shares.
We ended the third quarter of 2014 with a book value per share of $11.71, which was unchanged from our book value per share at June 30, 2014, and increased 6.7% for the nine months ended September 30, 2014, on an internal rate of return basis including quarterly dividends of $0.21 per share. The book value per share as of September 30, 2014 reflected $6.2 million of net income from continuing operations during the third quarter, which included pre-tax net investment losses of $5.6 million, or a negative 0.1% total return on average invested assets, and pre-tax underwriting results of $14.4 million, reflecting a combined ratio of 95.3%. Income from continuing operations was offset by a net loss from discontinued operations of $7.3 million, primarily related to a $7.0 million increase in the estimated loss on sale of discontinued operations. For the quarter ended September 30, 2014, we reported a comprehensive loss attributable to OneBeacon’s common shareholders of $1.1 million, compared to comprehensive income for the same period in 2013 of $39.3 million.
The growth in book value per share for the nine months ended September 30, 2014 was driven by $80.0 million of net income from continuing operations, which included pre-tax net investment results of $56.9 million, reflecting a 2.4% total return on average invested assets, and pre-tax underwriting results of $48.9 million, reflecting a combined ratio of 94.4%, as well as a $5.0 million tax benefit resulting from the settlement of an IRS examination for tax years 2005 and 2006. For the nine months ended September 30, 2014, we reported comprehensive income attributable to OneBeacon’s common shareholders of $70.8 million, compared to comprehensive income for the same period in 2013 of $105.1 million. The 2013 period included $23.0 million pre-tax gain ($15.0 million after tax) from the sale of Essentia Insurance Company (Essentia), a $6.8 million tax benefit relating to the restructuring of a surplus note with our Houston General Insurance Exchange reciprocal (Reciprocal Note Restructure) and pre-tax income of $4.0 million from a licensing agreement related to the extension of the transition services agreement with the buyer of our personal lines business (Licensing Arrangement).
Significant Transactions
Dispositions
Runoff Business
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" and Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements, in October 2012, we entered into the Stock Purchase Agreement with respect to the sale of our Runoff Business to Armour. Pursuant to the terms of the Stock Purchase Agreement, at closing, we will transfer to Armour all of the issued and outstanding shares of common stock of certain legal entities that will contain the assets, liabilities (including gross and ceded loss reserves) and capital supporting the business as well as certain elements of the Runoff Business infrastructure, including staff and office space. As disclosed in the Form 8-K filed by the Company on June 23, 2014, we amended the Stock Purchase Agreement during the second quarter of 2014, primarily to increase the cap on seller financing by $6.7 million to $80.9 million, as well as to extend the termination date to

December 31, 2014. Consistent with the proposed closing balance sheet, pro forma as of June 30, 2014, we expect to provide seller financing at closing in the form of surplus notes with an estimated par value of $80.9 million. The loss on sale of the Runoff Business is currently estimated at $80.5 million.
The Runoff Transaction is subject to various closing conditions, primarily the receipt of regulatory approvals. The Pennsylvania Insurance Department is currently conducting its regulatory review of the Runoff Transaction, which included a public hearing on July 23, 2014. Subsequent to the public hearing, the Pennsylvania Insurance Department re-opened the public comment period, which expired on October 17, 2014. The regulatory review process included a third party actuarial review of the Runoff Business loss and LAE reserves, completed in September 2013 and, subsequently, an independent stochastic modeling of the future cash flows of the Runoff Business, which was completed in June 2014. We expect the Runoff Transaction to close in the fourth quarter of 2014.
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
As described in Note 1—“Nature of Operations and Summary of Significant Accounting Policies” of the accompanying consolidated financial statements, the Runoff Business is presented as held for sale as of September 30, 2014 and December 31, 2013, and as discontinued operations for the three and nine months ended September 30, 2014 and 2013.
Essentia
Effective January 1, 2013, OneBeacon completed the sale of Essentia, an indirect wholly-owned subsidiary which wrote the Collector Cars and Boats business, to Markel Corporation. Concurrently, OneBeacon and Hagerty Insurance Agency (Hagerty) terminated their underwriting arrangement with respect to the Collector Cars and Boats business, and we recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in 2013. We had negligible earned premiums for the three and nine months ended September 30, 2014 and earned premiums of $15.8 million and $85.2 million for the three and nine months ended September 30, 2013, respectively, related to the Collector Cars and Boats underwriting operating segment.

Results of Operations
Review of Consolidated Results
A summary of our consolidated financial results for the three and nine months ended September 30, 2014 and 2013, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	($ in millions)
Net written premiums	$345.6	$314.1	$952.6	$826.1
Revenues
Earned premiums	$305.4	$278.9	$872.8	$846.2
Net investment income	10.4	10.1	32.1	30.9
Net realized and change in unrealized investment gains	(16.0)	17.0	24.8	19.9
Net other revenues	1.3	5.5	3.3	30.1
Total revenues	301.1	311.5	933.0	927.1
Expenses
Loss and loss adjustment expense	185.2	167.8	520.7	473.7
Policy acquisition expenses	54.6	53.6	150.9	160.9
Other underwriting expenses	51.2	46.8	152.3	150.7
General and administrative expenses	2.4	4.1	9.3	11.0
Interest expense	3.2	3.3	9.7	9.8
Total expenses	296.6	275.6	842.9	806.1
Pre-tax income from continuing operations	4.5	35.9	90.1	121.0
Income tax (expense) benefit	1.7	2.9	(10.1)	(15.9)
Net income from continuing operations	6.2	38.8	80.0	105.1
Income (loss) from discontinued operations, net of tax	(0.3)	0.3	(0.9)	0.3
Loss from sale of discontinued operations, net of tax	(7.0)	—	(7.5)	—
Net income (loss) including noncontrolling interests	(1.1)	39.1	71.6	105.4
Less: Net income attributable to noncontrolling interests	—	—	(0.9)	(0.8)
Net income (loss) attributable to OneBeacon's common shareholders	(1.1)	39.1	70.7	104.6
Other comprehensive income, net of tax	—	0.2	0.1	0.5
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$(1.1)	$39.3	$70.8	$105.1

The following table provides our consolidated underwriting ratios for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Underwriting ratios:
Loss and loss adjustment expense (LAE)	60.6%	60.1%	59.7%	56.0%
Expense	34.7	36.0	34.7	36.8
Total combined ratio	95.3%	96.1%	94.4%	92.8%
The impact of certain items to our underwriting ratios was as follows:

(Favorable) unfavorable impact
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.6 pts	1.2 pts	1.4 pts	1.2 pts
Prior year loss reserve development	2.4 pts	1.4 pts	1.7 pts	—
Consolidated Results—Three months ended September 30, 2014 versus three months ended September 30, 2013
Our comprehensive loss attributable to OneBeacon's common shareholders was $1.1 million for the three months ended September 30, 2014, compared to comprehensive income of $39.3 million for the three months ended September 30, 2013. The change in comprehensive income (loss) compared to the prior year period was primarily due to a $32.7 million decrease in pre-tax net investment results for the three months ended September 30, 2014, compared to the same period in 2013, driven by the change in net realized and change in unrealized investment gains in our common equity securities portfolio. Additionally, pre-tax underwriting results increased $3.7 million for the three months ended September 30, 2014 compared to the same period in 2013. The comparative 2013 period also included a $6.8 million tax benefit relating to the Reciprocal Note Restructure and $4.0 million of pre-tax income included in net other revenues related to the Licensing Arrangement.
Consolidated net written premiums increased to $345.6 million in the three months ended September 30, 2014, compared to $314.1 million for the three months ended September 30, 2013, resulting primarily from growth in net written premiums from our newer businesses, particularly Crop, Programs and Surety. Excluding the $5.6 million increase in net written premiums for these newer businesses, as well as an increase in net written premiums of $4.0 million assumed from Star & Shield Insurance Exchange (“Star & Shield”), an affiliate of White Mountains Insurance Group, Ltd., premiums grew by 7.2% for the three months ended September 30, 2014 compared to the same period in 2013.
Our total revenues of $301.1 million for the three months ended September 30, 2014 decreased $10.4 million compared to $311.5 million for the prior year period, due primarily to the decrease in net investment results, partially offset by growth in earned premiums. Earned premiums increased $26.5 million for the three months ended September 30, 2014, compared to the same period in 2013, as increases in our newer underwriting operating segments more than offset the absence of Collector Cars and Boats earned premium in 2014 resulting from our exit from that business. Net investment income increased slightly to $10.4 million for the three months ended September 30, 2014, compared to $10.1 million for the three months ended September 30, 2013. We recorded a loss of $16.0 million related to net realized and change in unrealized investment gains for the three months ended September 30, 2014, compared to income of $17.0 million for the three months ended September 30, 2013, resulting from decreased relative equity market performance in the current year period compared to the prior year period. Net other revenues decreased to $1.3 million in the three months ended September 30, 2014, compared to $5.5 million for the prior year period, which included $4.0 million of pre-tax income related to the Licensing Arrangement.
Total expenses increased to $296.6 million for the three months ended September 30, 2014, compared to $275.6 million for the three months ended September 30, 2013, resulting primarily from increased loss and LAE. Net loss and LAE increased to $185.2 million for the three months ended September 30, 2014, compared to $167.8 million for the same period in 2013, commensurate with the increase in earned premiums. Policy acquisition expenses were $54.6 million for the three months ended September 30, 2014, representing an increase of $1.0 million from the prior year period. Other underwriting expenses were $51.2 million for the three months ended September 30, 2014, representing an increase from $46.8 million for the three months ended September 30, 2013, as the 2013 period expense was net of income of $4.9 million from a transition services agreement with the buyer of our personal lines business. Interest expense of $3.2 million for the three months ended September 30, 2014 was consistent with $3.3 million for the comparative period in 2013.

Our income tax expense related to pre-tax income from continuing operations for the three months ended September 30, 2014 and 2013 represented net effective tax rates of negative 37.8% and negative 8.1%, respectively. The effective tax rates for the three months ended September 30, 2014 and 2013, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. Additionally, the rate for the three months ended September 30, 2014 was impacted by a pre-tax loss from operations in the United States and the rate for the three months ended September 30, 2013 was impacted by a $6.8 million tax benefit associated with the Reciprocal Note Restructure. The effective tax rate on non-U.S. income for the three months ended September 30, 2014 and 2013 was 1.7% and 0.5%, respectively.
Our combined ratio for the three months ended September 30, 2014 was 95.3%, reflecting a 60.6% loss and LAE ratio and a 34.7% expense ratio, which compared to a combined ratio reported for the three months ended September 30, 2013 of 96.1%, consisting of a 60.1% loss and LAE ratio and a 36.0% expense ratio. The 0.5 point increase in the loss and LAE ratio was comprised of a 1.0 point increase in adverse prior year loss reserve development and a 0.4 point increase in catastrophe losses, offset in part by a 0.9 point decrease in current accident year non-catastrophe losses. Net unfavorable loss reserve development was $7.3 million, or 2.4 points, for the three months ended September 30, 2014, primarily driven by unfavorable development in our professional liability, management liability and financial services businesses included within Professional Insurance, in Accident, and in our inland marine business within International Marine Underwriters (IMU). This unfavorable development was partially offset by favorable development in our healthcare business within Professional Insurance and in Technology. This compared to net unfavorable loss reserve development of $3.8 million, or 1.4 points, for the three months ended September 30, 2013, primarily driven by unfavorable development in Specialty Property and Entertainment, which was partially offset by favorable development in our ocean marine business included in IMU and in our healthcare business included in Professional Insurance. Catastrophe losses were $4.9 million, or 1.6 points, for the three months ended September 30, 2014, primarily related to wind and thunderstorms in the central and eastern United States, compared to $3.5 million, or 1.2 points, for the same period in 2013, primarily resulting from storms in the southern United States and rainstorms in Colorado. Current accident year non-catastrophe losses were 56.6 points for the three months ended September 30, 2014, which included a significant increase in the loss ratio for Crop as a result of decreased corn prices during the quarter, compared to 57.5 points for the three months ended September 30, 2013, which was negatively impacted by a higher loss and LAE ratio in the Collector Cars and Boats business. The expense ratio improved 1.3 points to 34.7% for the three months ended September 30, 2014, compared to the same period in 2013, due primarily to the beneficial impact of higher earned premiums in 2014 more than offsetting the prior year period beneficial impact of the transition services agreement with the buyer of our personal lines business in 2013.
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
For the three months ended September 30, 2014 and 2013, our net combined ratio was higher than our gross combined ratio by 0.3 points and 2.5 points, respectively, as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
Consolidated Results—Nine months ended September 30, 2014 versus nine months ended September 30, 2013
Our comprehensive income attributable to OneBeacon's common shareholders was $70.8 million for the nine months ended September 30, 2014, compared to $105.1 million for the nine months ended September 30, 2013. The decrease in comprehensive income compared to the prior year period was primarily due to the inclusion in the prior year period of the $23.0 million pre-tax gain ($15.0 million after tax) from the sale of Essentia, the $6.8 million tax benefit relating to the Reciprocal Note Restructure, and the pre-tax income of $4.0 million from the Licensing Arrangement, as well as a $12.0 million decrease in underwriting results driven by large losses in the current year period. Offsetting these was the $6.1 million increase in pre-tax net investment results, due to improved net realized and change in unrealized gains as the fixed maturity portfolio return significantly improved relative to the 2013 period, which was adversely impacted by interest rate movements, while the current period reflects a decreased return in the common equity portfolio driven by lower relative market performance. Additionally, tax expense for the nine months ended September 30, 2014 included a $5.0 million favorable settlement of an IRS examination.
Consolidated net written premiums increased to $952.6 million in the nine months ended September 30, 2014, compared to $826.1 million for the nine months ended September 30, 2013, resulting primarily from growth in net written premiums from our newer businesses, particularly Crop, Programs and Surety. Excluding the $70.5 million increase in net written premiums for these newer businesses, as well as $12.8 million of net written premiums related to Star & Shield, premiums grew by 5.3% for the nine months ended September 30, 2014.
Our total revenues of $933.0 million for the nine months ended September 30, 2014 increased $5.9 million compared to $927.1 million for the prior year period due primarily to growth in earned premiums, offset in part by the pre-tax gain from the sale of Essentia in 2013. Earned premiums of $872.8 million for the nine months ended September 30, 2014 increased $26.6 million compared to earned premiums of $846.2 million for same period in 2013, as increased earned premium in our newer underwriting operating segments more than offset the absence of Collector Cars and Boats earned premium in 2014 resulting from our exit from the business. Net investment income increased to $32.1 million for the nine months ended September 30, 2014, compared to $30.9 million for the nine months ended September 30, 2013. Net realized and change in unrealized investment gains increased to $24.8 million, compared to $19.9 million in the nine months ended September 30, 2013, due to improved net realized and unrealized gains as the fixed maturity portfolio return significantly improved relative to the 2013 period, which was adversely impacted by interest rate movements, while the current period reflects a decreased return in the common equity portfolio driven by lower relative market performance. Net other revenues declined to $3.3 million in the nine months ended September 30, 2014, compared to $30.1 million of net other revenues in the nine months ended September 30, 2013, as a result of the prior year period including the $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia and the $4.0 million of pre-tax income related to the Licensing Arrangement.
Total expenses increased to $842.9 million for the nine months ended September 30, 2014, from $806.1 million for the nine months ended September 30, 2013, resulting primarily from an increase in loss and LAE of $47.0 million to $520.7 million for the nine months ended September 30, 2014, commensurate with the increase in earned premiums. Policy acquisition expenses were $150.9 million for the nine months ended September 30, 2014, representing a decrease of $10.0 million from the prior year period. Other underwriting expenses increased to $152.3 million for the nine months ended September 30, 2014, compared to $150.7 million for the nine months ended September 30, 2013, as the 2013 period expense was net of income of $6.8 million from a transition services agreement with the buyer of our personal lines business, partially offset by decreased non-claims litigation expense for the 2014 period. Interest expense of $9.7 million for the nine months ended September 30, 2014, was consistent with $9.8 million for the comparative period in 2013.
Our income tax expense related to pre-tax income from continuing operations for the nine months ended September 30, 2014 and 2013 represented net effective tax rates of 11.2% and 13.1%, respectively. The effective tax rate for the nine months ended September 30, 2014 and 2013, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate and, for the 2014 period, a $5.0 million favorable settlement of the 2005-2006 IRS exam. The rate for the three months ended September 30, 2013 was impacted by a $6.8 million tax benefit associated with the Reciprocal Note Restructure. The effective tax rate on non-U.S. income for the nine months ended September 30, 2014 and 2013 was 1.3% and 0.3%, respectively.
Our combined ratio for the nine months ended September 30, 2014 was 94.4%, reflecting a 59.7% loss and LAE ratio and a 34.7% expense ratio, which compared to a combined ratio reported for the nine months ended September 30, 2013 of 92.8%, consisting of a 56.0% loss and LAE ratio and a 36.8% expense ratio. The 3.7 point increase in the loss and LAE ratio compared to the 2013 period was comprised of a 1.8 point increase in current accident year non-catastrophe losses, a 1.7 point increase in adverse prior year loss reserve development, and a 0.2 point increase in catastrophe losses. Current accident year non-catastrophe losses were 56.6 points for the nine months ended September 30, 2014 and included a large loss in Specialty Property, compared to 54.8 points for the nine months ended September 30, 2013, which was positively impacted by the lower loss and LAE ratio in the Collector Cars and Boats business. Net unfavorable loss and LAE reserve development was $14.3 million, or 1.7 points, for the nine months ended September 30, 2014, primarily driven by unfavorable development in our professional liability and management liability businesses included within Professional Insurance, in Accident, and in our inland marine business within IMU. This unfavorable development was partially offset by favorable development in our healthcare business included within Professional Insurance, in Specialty Property, and in our ocean marine business within IMU. This compared to net favorable loss reserve development of $0.1 million, or no points, for the nine months ended September 30, 2013, which included unfavorable development primarily on a few large claims in both Specialty Property and Entertainment that was offset by favorable development in Professional Insurance and in our ocean marine business in IMU. Catastrophe losses were $11.9 million, or 1.4 points, for the nine months ended September 30, 2014, primarily resulting from wind and thunderstorms in the central and eastern United States, as well as ice and snow storms in the midwestern and northeastern United States, compared to $10.0 million, or 1.2 points, for the same period in 2013, primarily resulting from storms in the southern United States and rainstorms in Colorado. The expense ratio improved 2.1 points to 34.7% for the nine months ended September 30, 2014, compared to the prior year period, due to the beneficial impact of higher earned premiums in 2014 and decreased non-claims litigation expense, partially offset by the prior year beneficial impact of the transition services agreement with the buyer of our personal lines business in 2013.
Reinsurance protection. For the nine months ended September 30, 2014 and 2013, our net combined ratio was higher than our gross combined ratio by 2.8 points and 2.6 points, respectively, as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.

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
Specialty Products
Financial results for our Specialty Products reportable segment for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	($ in millions)
Net written premiums	$188.3	$172.0	$488.6	$393.3

Earned premiums	$151.7	$132.2	$433.0	$426.9
Loss and LAE	(98.2)	(84.2)	(277.5)	(240.6)
Policy acquisition expenses	(26.6)	(27.4)	(71.4)	(84.3)
Other underwriting expenses	(23.2)	(21.2)	(68.1)	(72.5)
Total underwriting income (loss)	3.7	(0.6)	16.0	29.5
Net other revenues	(0.3)	—	(0.1)	0.3
General and administrative expenses	—	—	0.1	(0.1)
Pre-tax income (loss) from continuing operations	$3.4	$(0.6)	$16.0	$29.7
The following table provides underwriting ratios for Specialty Products for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Underwriting ratios:
Loss and LAE	64.7%	63.7%	64.1%	56.4%
Expense	32.9	36.7	32.2	36.7
Total combined ratio	97.6%	100.4%	96.3%	93.1%
The impact of certain items to our underwriting ratios was as follows:

(Favorable) unfavorable impact
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.2 pts	0.2 pts	1.1 pts	0.8 pts
Prior year loss reserve development	4.0 pts	5.1 pts	2.3 pts	1.6 pts

Specialty Products—Three months ended September 30, 2014 versus three months ended September 30, 2013
Net written premiums for Specialty Products increased to $188.3 million for the three months ended September 30, 2014 from $172.0 million for the three months ended September 30, 2013, primarily due to growth in our newer underwriting operating segments, including increases of $5.5 million from Programs, $4.0 million related to Star & Shield, and $3.1 million from Surety, as well as an increase of $4.8 million from Professional Insurance, offset in part by negative written premium of $3.0 million from Crop, driven by a downward adjustment of our premium estimate for the Multiple Peril Crop Insurance (MPCI) product to reflect actual acreage reporting versus our previous estimate.
The Specialty Products combined ratio for the three months ended September 30, 2014 decreased to 97.6% from 100.4% for the three months ended September 30, 2013. The loss and LAE ratio increased by 1.0 point to 64.7% and the expense ratio decreased by 3.8 points to 32.9%. The 1.0 point net increase in the loss and LAE ratio compared to the prior year period was comprised of a 1.1 point increase in current accident year non-catastrophe losses, a 1.0 point increase in catastrophe losses, and a 1.1 point decrease in net unfavorable prior year loss reserve development. The current accident year non-catastrophe loss ratio for the three months ended September 30, 2014 was 59.5%, which included a significant increase in the loss ratio for Crop as a result of decreased corn prices during the quarter, compared to 58.4% for the three months ended September 30, 2013. The three months ended September 30, 2014 included 1.2 points of catastrophe losses, primarily related to a large hail claim impacting Professional Insurance and wind and thunderstorms in the midwestern United States impacting Professional Insurance and Programs, compared with 0.2 points of catastrophe losses in the three months ended September 30, 2013, primarily related to storms in the midwestern and southern United States impacting Collector Cars and Boats. The three months ended September 30, 2014 included 4.0 points of net unfavorable loss and LAE reserve development, primarily related to our professional liability, management liability and financial services businesses within Professional Insurance, partially offset by favorable development in our healthcare business within Professional Insurance. This compared to 5.1 points of net unfavorable loss reserve development in the three months ended September 30, 2013, primarily related to three large claims in Specialty Property that were partially offset by favorable development in the healthcare business included in Professional Insurance. The decrease in the expense ratio for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily driven by the beneficial impact of higher earned premiums and lower incentive compensation expense in the current year period more than offsetting the prior year beneficial impact of the transition services agreement with the buyer of our personal lines business in 2013.
Specialty Products—Nine months ended September 30, 2014 versus nine months ended September 30, 2013
Net written premiums for Specialty Products increased to $488.6 million for the nine months ended September 30, 2014 from $393.3 million for the nine months ended September 30, 2013. The increase was largely due to increases of $29.1 million from Programs, $27.6 million from our Crop business, the majority of which was MPCI crop revenue coverage, and $13.8 million from Surety, all of which are newer underwriting operating segments. Additionally, we recorded an increase in net written premiums of $12.8 million related to Star & Shield.
The Specialty Products combined ratio for the nine months ended September 30, 2014 increased to 96.3% from 93.1% for the nine months ended September 30, 2013. The loss and LAE ratio increased by 7.7 points to 64.1% and the expense ratio decreased by 4.5 points to 32.2%. The 7.7 point increase in the loss and LAE ratio compared to the prior year period was comprised of a 6.7 point increase in current accident year non-catastrophe losses, a 0.7 point increase in net unfavorable prior year loss reserve development, and a 0.3 point increase in catastrophe losses. The current accident year non-catastrophe loss ratio for the nine months ended September 30, 2014 was 60.7%, which included a large loss in Specialty Property, as well as an elevated Crop ratio due to lower corn prices, compared to 54.0% for the nine months ended September 30, 2013, which benefited from the low loss and LAE ratio experienced in the Collector Cars and Boats business that had a significant runoff of earned premium in the prior year period. The nine months ended September 30, 2014 included 2.3 points of net unfavorable loss reserve development, primarily related to our professional liability and management liability businesses within Professional Insurance, partially offset by favorable loss reserve development in our healthcare business within Professional Insurance and in Specialty Property. This compared to 1.6 points of net unfavorable loss reserve development in the nine months ended September 30, 2013, primarily related to a few large claims in Specialty Property, offset in part by favorable loss reserve development in the healthcare business included in Professional Insurance. The nine months ended September 30, 2014 included 1.1 points of catastrophe losses, primarily related to wind and thunderstorms in the midwestern United States impacting Professional Insurance and Programs, as well as ice and snow storms in the midwestern and northeastern United States primarily impacting the financial services business within Professional Insurance, which compared with 0.8 points of catastrophe losses in the nine months ended September 30, 2013 primarily related to storms in the southern and midwestern United States impacting Professional Insurance and Collector Cars and Boats. The decrease in the expense ratio for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily driven by the beneficial impact of higher earned premiums in 2014 and decreased non-claims litigation expense, partially offset by the prior year beneficial impact of the transition services agreement with the buyer of our personal lines business in 2013.

Specialty Industries
Financial results for our Specialty Industries reportable segment for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	($ in millions)
Net written premiums	$157.3	$142.1	$464.0	$432.8

Earned premiums	$153.7	$146.7	$439.8	$419.3
Loss and LAE	(87.0)	(83.6)	(243.2)	(233.1)
Policy acquisition expenses	(28.0)	(26.2)	(79.5)	(76.6)
Other underwriting expenses	(28.0)	(25.6)	(84.2)	(78.2)
Total underwriting income	10.7	11.3	32.9	31.4
Net other revenues	0.5	0.6	0.8	0.9
General and administrative expenses	(0.8)	(1.1)	(1.8)	(2.3)
Pre-tax income from continuing operations	$10.4	$10.8	$31.9	$30.0
The following table provides underwriting ratios for Specialty Industries for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Underwriting ratios:
Loss and LAE	56.7%	56.9%	55.3%	55.6%
Expense	36.4	35.4	37.2	36.9
Total combined ratio	93.1%	92.3%	92.5%	92.5%
The impact of certain items to our underwriting ratios was as follows:

(Favorable) unfavorable impact
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	2.0 pts	2.1 pts	1.6 pts	1.5 pts
Prior year loss reserve development	0.9 pts	(1.9) pts	1.0 pts	(1.6) pts
Specialty Industries—Three months ended September 30, 2014 versus three months ended September 30, 2013
Net written premiums for Specialty Industries increased to $157.3 million for the three months ended September 30, 2014 from $142.1 million in the three months ended September 30, 2013. The increase in the three months ended September 30, 2014 was primarily due to increases in net written premiums of $4.1 million from our Technology underwriting operating segment, $3.7 million from Government Risks, $3.3 million from Entertainment, and $2.5 million from Accident.
The Specialty Industries combined ratio for the three months ended September 30, 2014 increased to 93.1% from 92.3% for the three months ended September 30, 2013, as the loss and LAE ratio decreased by 0.2 points to 56.7% and the expense ratio increased 1.0 point to 36.4%. The 0.2 point decrease in the loss and LAE ratio for the three months ended September 30, 2014, compared to the same period in 2013, was comprised of a 2.9 point decrease in current accident year non-catastrophe losses and a 0.1 point decrease in catastrophe losses, offset by a 2.8 point unfavorable change in loss reserve development. The current accident year non-catastrophe loss ratio for the three months ended September 30, 2014 was 53.8%, compared to 56.7% for the three months ended September 30, 2013. The three months ended September 30, 2014 included 0.9 points of net unfavorable loss reserve development primarily related to Accident and the inland marine business within IMU, partially offset by favorable loss reserve development in Technology. This compared to 1.9 points of net favorable loss reserve development in the three months ended September 30, 2013 primarily related to IMU. The three months ended September 30, 2014 included

2.0 points of catastrophe losses, primarily related to wind and thunderstorms in the southern and eastern United States impacting IMU. This compared to 2.1 points of catastrophe losses in the three months ended September 30, 2013, primarily related to storms in the midwestern and southern United States impacting IMU and Government Risks and rainstorms in Colorado impacting our inland marine business included in IMU. The change in the expense ratio included a 0.7 point increase in other underwriting expenses in 2014, compared to the same period in 2013, which was offset by a 0.3 point decrease in policy acquisition expenses.
Specialty Industries—Nine months ended September 30, 2014 versus nine months ended September 30, 2013
Net written premiums for Specialty Industries increased to $464.0 million for the nine months ended September 30, 2014 from $432.8 million in the nine months ended September 30, 2013. The increase in the nine months ended September 30, 2014 was primarily due to increases in net written premiums of $8.8 million from our IMU underwriting operating segment, $8.2 million from Technology, $7.3 million from Entertainment, and $5.8 million from Accident.
The Specialty Industries combined ratio for the nine months ended September 30, 2014 remained unchanged at 92.5% compared to the nine months ended September 30, 2013, as the loss and LAE ratio decreased by 0.3 points to 55.3% and the expense ratio increased 0.3 points to 37.2%. The 0.3 point decrease in the loss and LAE ratio for the nine months ended September 30, 2014, compared to the same period in 2013, was comprised of a 3.0 point decrease in current accident year non-catastrophe losses, offset by a 2.6 point unfavorable change in loss reserve development and a 0.1 point increase in catastrophe losses. The current accident year non-catastrophe loss ratio for the nine months ended September 30, 2014 was 52.7%, compared to 55.7% for the same period in 2013 that included several large losses related to the property and inland marine business within IMU, as well as a large claim in Government Risks. The nine months ended September 30, 2014 included 1.0 point of net unfavorable loss reserve development primarily related to Accident, driven by development in the transportation business, as well as to our inland marine business within IMU, to Entertainment, and to Government Risks. This unfavorable loss reserve development was partially offset by favorable loss reserve development in our ocean marine business within IMU and in Technology. This compared to 1.6 points of net favorable loss reserve development in the nine months ended September 30, 2013 primarily related to to our ocean marine business included in IMU offset in part by a few large claims in Entertainment. The nine months ended September 30, 2014 included 1.6 points of catastrophe losses, primarily related to wind and thunderstorms in the southern and eastern United States impacting IMU, as well as ice and snow storms in the midwestern United States impacting Technology and IMU. This compared to 1.5 points of catastrophe losses in the three months ended September 30, 2013, primarily related to storms in the midwestern and southern United States impacting our inland marine business included in IMU, as well as impacting Government Risks and Technology, and rainstorms in Colorado impacting our inland marine business included in IMU. The change in the expense ratio compared to the prior year period included a 0.2 point decrease in policy acquisition expenses, which was more than offset by a 0.5 point increase in other underwriting expenses.
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
MPCI net written premiums are estimated based on processed applications, which are typically received around the sales closing date, with necessary adjustments made as we receive acreage reports from the policyholders. Premiums written are recognized as revenues and are earned ratably over the period of risk commencing with the sales closing date, which approximates the inception of the planting season, and ending with the estimated crop harvest date. The vast majority of the written premium in our Crop business for the nine months ended September 30, 2014 was related to the MPCI program, most of which was crop revenue protection coverage. In the third quarter of 2014, we adjusted our MPCI premium estimate downward by $3.6 million to reflect actual acreage reporting versus our previous estimate.

Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	($ in millions)		($ in millions)
Net investment income	$10.4	$10.1	$32.1	$30.9
Net realized and change in unrealized investment gains	(16.0)	17.0	24.8	19.9
Pre-tax investment results	(5.6)	27.1	56.9	50.8
Net other revenues	1.1	4.9	2.6	28.9
General and administrative expenses	(1.6)	(3.0)	(7.6)	(8.6)
Interest expense	(3.2)	(3.3)	(9.7)	(9.8)
Pre-tax income (loss) from continuing operations	$(9.3)	$25.7	$42.2	$61.3
Investing, Financing and Corporate—Three months ended September 30, 2014 versus three months ended September 30, 2013
Investing, Financing and Corporate reported pre-tax loss from continuing operations of $9.3 million for the three months ended September 30, 2014, compared to pre-tax income of $25.7 million for the three months ended September 30, 2013, with the change primarily related to a decrease in investment returns. As described in greater detail in "Summary of Investment Results" below, net investment income increased slightly to $10.4 million for the three months ended September 30, 2014, compared to $10.1 million for the same period in 2013, while net realized and change in unrealized investment gains decreased resulting in a loss of $16.0 million for the three months ended September 30, 2014, compared to an increase in net realized and change in unrealized investment gains of $17.0 million for the three months ended September 30, 2013. Interest expense of $3.2 million for the three months ended September 30, 2014 was consistent with expense of $3.3 million for the same period in 2013.
Investing, Financing and Corporate—Nine months ended September 30, 2014 versus nine months ended September 30, 2013
Investing, Financing and Corporate reported pre-tax income from continuing operations of $42.2 million for the nine months ended September 30, 2014, compared to $61.3 million for the nine months ended September 30, 2013. The decrease was primarily related to the prior period including a $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia in 2013, partially offset by a slight increase in investment returns. As described in greater detail in "Summary of Investment Results" below, net investment income increased to $32.1 million for the nine months ended September 30, 2014, compared to $30.9 million for the same period in 2013, and net realized and change in unrealized investment gains increased to $24.8 million for the nine months ended September 30, 2014, compared to $19.9 million for the nine months ended September 30, 2013. Interest expense of $9.7 million for the nine months ended September 30, 2014 was consistent with expense of $9.8 million for the same period in 2013.

Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	($ in millions)		($ in millions)
Net written premiums	$0.1	$1.0	$(0.1)	$0.4
Revenues
Earned premiums	$0.3	$1.1	$0.1	$0.7
Other revenue	—	—	—	7.8
Total revenues	0.3	1.1	0.1	8.5
Expenses
Loss and loss adjustment expenses	—	0.1	(0.7)	7.6
Policy acquisition expenses	0.1	0.1	0.1	0.1
Other underwriting expenses	0.8	0.4	2.2	0.3
Total expenses	0.9	0.6	1.6	8.0
Pre-tax income (loss)	(0.6)	0.5	(1.5)	0.5
Income tax benefit (expense)	0.3	(0.2)	0.6	(0.2)
Income (loss) from discontinued operations, net of tax	$(0.3)	$0.3	$(0.9)	$0.3
Loss from sale of discontinued operations, net of tax	(7.0)	—	(7.5)	—
Net income (loss) from discontinued operations, net of tax	$(7.3)	$0.3	$(8.4)	$0.3
Discontinued Operations Results—Three and nine months ended September 30, 2014 versus three and nine months ended September 30, 2013
Our net income (loss) from discontinued operations, which is net of income taxes, includes both the income (loss) from discontinued operations, which is the underwriting impact of discontinued operations, as well as the estimated loss from sale of discontinued operations. The net income (loss) from discontinued operations was a net loss of $7.3 million for the three months ended September 30, 2014, compared to net income of $0.3 million for the three months ended September 30, 2013. Our net loss from discontinued operations was $8.4 million for the nine months ended September 30, 2014, compared to net income of $0.3 million for the nine months ended September 30, 2013.
The loss from discontinued operations for the three and nine months ended September 30, 2014 of $0.3 million and $0.9 million, respectively, was a result of non-claims expenses related to the Runoff Business, including dedicated staff. Income from discontinued operations for both the three and nine months ended September 30, 2013 was $0.3 million. The income for the nine months ended September 30, 2013 is net of other revenue of $7.8 million associated with a settlement award in the Safeco v. American International Group, Inc. (“AIG”) class action related to AIG's alleged underreporting of workers' compensation premiums to the National Workers' Compensation Reinsurance Pool. Partially offsetting this increase in other revenue in 2013, we increased loss and LAE reserves in the second quarter of 2013 by $7.4 million in light of the ongoing regulatory review of the Runoff Transaction, which included a third party actuarial review.
The loss from sale of discontinued operations, net of tax, for the three and nine months ended September 30, 2014 was $7.0 million and $7.5 million, respectively, compared to no impact to loss on sale for either the three or nine months ended September 30, 2013. The adjusted estimated loss on sale as of September 30, 2014 is $80.5 million, pre-tax.
As disclosed in the Form 8-K filed by the Company on June 23, 2014, we amended the Stock Purchase Agreement during the second quarter of 2014, primarily to increase the cap on seller financing by $6.7 million to $80.9 million, as well as to extend the termination date to December 31, 2014. Consistent with the proposed closing balance sheet, pro forma as of June 30, 2014, we expect to provide seller financing at closing in the form of surplus notes with an estimated par value of $80.9 million. When issued, we will record these surplus notes at their estimated fair value at that time which, based on the internal valuation models, are expected to be less than their par value. As of June 30, 2014, the estimated fair value of the surplus notes was $8.2 million, pre-tax, less than their par value. As a result, in the second quarter of 2014, we recorded an increase of $8.2 million ($5.3 million after tax) in the estimated loss on sale of the Runoff Business to reflect the estimated difference between the estimated fair value at that time and par value of the surplus notes upon issuance.

Also at that time, our expectation of the treatment under the Stock Purchase Agreement of the $7.4 million reserve charge recorded during the quarter ended June 30, 2013 changed. Previously, we had expected that the Stock Purchase Agreement would be amended to provide for the transfer of $7.4 million of additional assets to support this reserve charge; as previously noted, the Stock Purchase Agreement was instead revised to increase the cap on seller financing. As a result, the $7.4 million reserve charge ($4.8 million after-tax) was recorded as a reduction to the estimated loss on sale of discontinued operations during the quarter ended June 30, 2014.
In the third quarter of 2014, we updated our estimated loss on sale to reflect the change in the valuation of the $80.9 million face value of surplus notes expected to be issued in conjunction with the closing of the Runoff Transaction. The change in the valuation estimate resulted in an additional loss of $10.3 million, pre-tax, which was a result of widening credit spreads during the quarter, as well as an increase to the estimated discount rate related to the private nature of the notes (and the related lack of liquidity). This additional loss results in the total valuation impact included in the estimated loss on sale from discontinued operations, as pertains to the $80.9 million par value surplus notes, to $18.5 million, or an estimated fair value of $62.4 million for the surplus notes.
The $7.0 million after-tax change to the estimated loss on sale in the third quarter of 2014 was primarily driven by the $10.3 million, pre-tax, change in valuation estimate described above. The nine months ended September 30, 2014 loss on sale of $7.5 million included both the $7.0 million from the third quarter, as well as the net effect of the two items from the second quarter, as described in more detail above.
These changes, along with certain other adjustments, resulted in a net increase in the estimated loss on sale of $11.5 million ($7.5 million after tax) during the nine months ended September 30, 2014, resulting in a revised estimated pre-tax loss on sale of $80.5 million ($52.4 million after tax). The estimated loss on sale may change prior to closing as a result of, among other factors, changes in the estimated fair value of these surplus notes.
As of September 30, 2014, the recorded net unpaid loss and LAE reserves associated with the Runoff Business totaled $142.5 million. Management believes that the recorded net loss and LAE reserves reflect a reasonable provision for expected future loss and LAE payments and represent management’s best estimate within a range of reasonable estimates.
Loss and LAE reserve fair value adjustment
In connection with purchase accounting for the OneBeacon Acquisition, we were required to adjust to fair value our loss and LAE reserves and the related reinsurance recoverables. Loss and LAE reserves and the related reinsurance recoverables presented in the summary of reclassified balances within assets and liabilities held for sale as September 30, 2014 and December 31, 2013 are net of $127.0 million and $136.9 million, respectively, related to the outstanding pre-tax unaccreted adjustment.
Summary of Investment Results
Investment Returns
A summary of our consolidated pre-tax investment results for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
Components of Investment Results	2014	2013	2014	2013
	($ in millions)		($ in millions)
Net investment income	$10.4	$10.1	$32.1	$30.9
Net realized investment gains	19.3	(4.2)	35.9	25.9
Change in net unrealized investment gains	(35.3)	21.2	(11.1)	(6.0)
Total pre-tax investment results	$(5.6)	$27.1	$56.9	$50.8

Gross investment returns versus typical benchmarks for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,(1)		Nine months ended September 30,(1)
	2014	2013	2014	2013
Fixed maturity investments	0.2%	0.3%	2.0%	—%
Short-term investments:	(0.1)%	—%	(0.1)%	0.1%
Total fixed income	0.2%	0.3%	1.9%	—%
Barclays U.S. Intermediate Aggregate Index	—%	0.8%	2.9%	(0.9)%

Common equity securities	(2.0)%	6.4%	5.4%	15.7%
Convertible fixed maturity investments	(1.4)%	3.9%	(0.8)%	(0.2)%
Total common equity securities and convertible fixed maturity investments	(2.0)%	6.2%	5.0%	13.8%
Other investments	(0.9)%	1.0%	2.8%	6.7%
Total common equity securities, convertible fixed maturity and other investments	(1.7)%	4.6%	4.4%	11.6%
S&P 500 Index	1.1%	5.2%	8.3%	19.8%

Total consolidated portfolio	(0.1)%	1.1%	2.4%	2.2%
_______________________________________________________________________________

(1)
Gross investment returns exclude investment expenses of $1.8 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively, and $5.1 million for both the nine months ended September 30, 2014 and 2013.

Investment Returns—Three months ended September 30, 2014 versus three months ended September 30, 2013
Overview
Our total pre-tax investment results were a loss of $5.6 million, a return on average invested assets of negative 0.1% for the three months ended September 30, 2014, compared to income of $27.1 million, a return of 1.1% for the three months ended September 30, 2013, with the large decrease driven by a lower change in net unrealized investment gains in our common equity securities portfolio, resulting from decreased relative equity market performance in the current year period compared to the prior year period, as well as underperformance to the market. Net investment income for the three months ended September 30, 2014 was $10.4 million, a slight increase of $0.3 million compared to $10.1 million for the three months ended September 30, 2013. Net realized investment gains were $19.3 million for the three months ended September 30, 2014, an increase of $23.5 million compared to losses of $4.2 million for the three months ended September 30, 2013. The change in net unrealized investment gains was a decrease of $35.3 million for the three months ended September 30, 2014, compared to an increase in change in net unrealized investment gains of $21.2 million for the three months ended September 30, 2013, driven by our common equity securities portfolio.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 0.2% for the three months ended September 30, 2014, compared to 0.3% for the three months ended September 30, 2013, and outperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 20 basis points for the three months ended September 30, 2014 as a result of the lower yields and shorter duration in our portfolio relative to the index. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.7 years excluding short-term investments and approximately 2.4 years including short-term investments at September 30, 2014.
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity and other investments portfolio returned negative 1.7% for the three months ended September 30, 2014, compared to 4.6% for the three months ended September 30, 2013, with the deterioration in results driven by decreased equity market performance in the current year period compared to the prior year period as well as underperformance to the market. Our total common equity securities portfolio returned negative 2.0% and positive 6.4% for the three months ended September 30, 2014 and 2013, respectively, or underperformed by 310 basis points and outperformed by 120 basis points, respectively, the S&P 500 Index benchmark. Our total common equity securities portfolio has overweight exposure to financial, materials and consumer staples sectors and underweight exposure to information technology, industrials and consumer discretionary sectors compared to the S&P 500 Index. Our convertible fixed maturity investments portfolio, which returns typically lag in a strong equity market, returned negative 1.4% and positive 3.9% for the three months ended September 30, 2014 and 2013, respectively. Other investments, which are composed principally of hedge funds and private equity funds, returned negative 0.9% and positive 1.0% for the three months ended September 30, 2014 and 2013, respectively.
Investment Returns—Nine months ended September 30, 2014 versus nine months ended September 30, 2013
Overview
Our total pre-tax investment results were $56.9 million, a return on average invested assets of 2.4% for the nine months ended September 30, 2014, compared to $50.8 million, a return of 2.2% for the nine months ended September 30, 2013, with the increase driven by higher net realized and change in unrealized gains in our fixed maturity portfolio relative to the prior year, offset by lower change in net unrealized investment gains in our common equity securities portfolio. Net investment income for the nine months ended September 30, 2014 was $32.1 million, an increase of $1.2 million compared to $30.9 million for the nine months ended September 30, 2013. Net realized investment gains were $35.9 million for the nine months ended September 30, 2014, an increase of $10.0 million compared to $25.9 million for the nine months ended September 30, 2013. The change in net unrealized investment gains was a decrease of $11.1 million for the nine months ended September 30, 2014, compared to a decrease in change in net unrealized investment gains of $6.0 million for the nine months ended September 30, 2013, driven by our common equity securities portfolio decrease more than offsetting the fixed maturity portfolio increase.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 1.9% for the nine months ended September 30, 2014, compared to a zero percent return for the nine months ended September 30, 2013, which was impacted by changes in the market value of the portfolio in 2013 as a result of increases in interest rates. Our fixed income portfolio underperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 100 basis points for the nine months ended September 30, 2014 as a result of the lower yields and shorter duration in our portfolio relative to the index. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.7 years excluding short-term investments and approximately 2.4 years including short-term investments at September 30, 2014.
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity and other investments portfolio returned 4.4% for the nine months ended September 30, 2014, compared to 11.6% for the nine months ended September 30, 2013. Our total common equity securities portfolio returned 5.4% and 15.7% for the nine months ended September 30, 2014 and 2013, respectively, or underperformed by 290 basis points and 410 basis points, respectively, the S&P 500 Index benchmark. Our total common equity securities portfolio has overweight exposure to financial, materials and consumer staples sectors and underweight exposure to information technology, industrials and consumer discretionary sectors compared to the S&P 500 Index. Our convertible fixed maturity investments portfolio, which returns typically lag in a strong equity market, returned negative 0.8% and negative 0.2% for the nine months ended September 30, 2014 and 2013, respectively. Other investments, which are composed principally of hedge funds and private equity funds, returned 2.8% and 6.7% for the nine months ended September 30, 2014 and 2013, respectively.
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
As of both September 30, 2014 and December 31, 2013, approximately 92% of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage-backed and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in hedge funds and private equity funds, as well as certain investments in debt and equity securities, including mortgage-backed and asset-backed securities, where quoted market prices are unavailable. We determine when transfers between levels have occurred as of the beginning of the period.
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
In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund's net asset value. In circumstances where our portion of a fund's net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. At September 30, 2014 and December 31, 2013, we did not record a liquidity adjustment to the net asset value related to our investments in hedge funds or private equity funds.
As of September 30, 2014 and December 31, 2013, other investments reported at fair value represented approximately 4% and 5%, respectively, of the investment portfolio recorded at fair value. Other investments accounted for at fair value as of September 30, 2014 and December 31, 2013 were comprised of $47.6 million and $49.4 million, respectively, in hedge funds, $54.4 million and $56.1 million, respectively, in private equity funds, and $14.2 million and $14.4 million, respectively, in an investment in a community reinvestment vehicle. Additionally, other investments accounted for at fair value as of September 30, 2014 included $0.2 million in trust certificates issued upon dissolution of a private equity fund, with no such investments held as of December 31, 2013. As of September 30, 2014 and December 31, 2013, we held investments in 8 hedge funds for both periods and held investments in 17 and 19 private equity funds, respectively. The largest investment in a single fund was $15.6 million and $14.9 million at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, other investments also included $18.4 million and $19.7 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method.
The fair values at September 30, 2014 and December 31, 2013 for assets measured using Level 3 inputs are as follows:

	Fair value at September 30, 2014(1)	Level 3 Value	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$73.3	$—	—%
Debt securities issued by corporations	812.6	3.1	0.4
Municipal obligations	66.1	—	—
Mortgage-backed and asset-backed securities	881.6	10.9	1.2
Foreign government obligations	1.3	—	—
Preferred stocks	84.7	71.5	84.4
Fixed maturity investments	1,919.6	85.5	4.5
Short-term investments	238.4	—	—
Common equity securities	315.5	0.4	0.1
Convertible fixed maturity investments	17.3	—	—
Other investments(2)	116.4	116.4	100.0
Total investments(2)	$2,607.2	$202.3	7.8%

	Fair value at December 31, 2013(1)	Level 3 Value	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$131.1	$—	—%
Debt securities issued by corporations	754.5	—	—
Municipal obligations	16.5	—	—
Mortgage-backed and asset-backed securities	949.5	10.9	1.1
Foreign government obligations	2.3	—	—
Preferred stocks	83.3	71.0	85.2
Fixed maturity investments	1,937.2	81.9	4.2
Short-term investments	157.0	—	—
Common equity securities	336.9	0.1	—
Convertible fixed maturity investments	30.5	—	—
Other investments(2)	119.9	119.9	100.0
Total investments(2)	$2,581.5	$201.9	7.8%
_______________________________________________________________________________

(1)
Includes $203.9 million and $236.3 million of fixed maturity investments reclassified to assets held for sale in the September 30, 2014 and December 31, 2013 consolidated balance sheets, respectively, as part of the Runoff Transaction.

(2)
Excludes the carrying value of $18.4 million and $19.7 million as of September 30, 2014 and December 31, 2013, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

At September 30, 2014 and December 31, 2013, we held one private preferred stock that represented approximately 84% and 85%, respectively, of our preferred stock portfolio. OneBeacon calculated its fair value using projected discounted cash flows based on a discount yield. The discounted yield was determined with inputs from quoted market yields for similar securities and adjusted for liquidity based on management’s best estimate of market conditions; this security is classified as a Level 3 measurement.
The changes in Level 3 fair value measurements for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2014	$81.9	$0.1	$—	$119.9	$201.9
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	0.3	—	—	3.1	3.4
Purchases	7.5	—	—	2.3	9.8
Sales	—	—	—	(1.6)	(1.6)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2014	$89.7	$0.1	$—	$123.7	$213.5
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	0.3	0.4	—	1.7	2.4
Purchases	34.2	—	—	1.0	35.2
Sales	—	—	—	(1.5)	(1.5)
Transfers in	—	—	—	—	—
Transfers out	(7.5)	—	—	—	(7.5)
Balance at June 30, 2014	116.7	0.5	—	124.9	242.1
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	1.1	(0.1)	—	(0.9)	0.1
Purchases	2.0	—	—	0.3	2.3
Sales	—	—	—	(7.9)	(7.9)
Transfers in	—	—	—	—	—
Transfers out	(34.3)	—	—	—	(34.3)
Balance at September 30, 2014	$85.5	$0.4	$—	$116.4	$202.3
_______________________________________________________________________________

(1)	Excludes the carrying value of $18.4 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of September 30, 2014.

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2013	$76.1	$0.1	$—	$122.7	$198.9
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	0.1	—	—	3.7	3.8
Purchases	1.8	—	—	1.8	3.6
Sales	—	—	—	(4.5)	(4.5)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2013	78.0	0.1	—	123.7	201.8
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	(0.2)	—	—	4.2	4.0
Purchases	14.0	—	—	3.4	17.4
Sales	—	—	—	(6.7)	(6.7)
Transfers in	—	—	—	—	—
Transfers out	(1.8)	—	—	—	(1.8)
Balance at June 30, 2013	90.0	0.1	—	124.6	214.7
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains (losses)	(1.8)	—	—	1.9	0.1
Purchases	—	—	—	1.3	1.3
Sales	(0.5)	—	—	(1.8)	(2.3)
Transfers in	61.3	—	—	—	61.3
Transfers out	(13.8)	—	—	—	(13.8)
Balance at September 30, 2013	$135.2	$0.1	$—	$126.0	$261.3
_______________________________________________________________________________

(1)	Excludes the carrying value of $20.2 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of September 30, 2013.
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
Generally, our top tier regulated U.S. insurance operating subsidiaries have the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the greater of prior year statutory net income or 10% of prior year end statutory surplus, subject to the availability of unassigned funds. Based on prior year end statutory surplus, OBIC, our primary top tier regulated insurance operating subsidiary, has the ability to pay $86.6 million of dividends during 2014 without prior approval of regulatory authorities, subject to the availability of unassigned funds. The amount of dividends available to be paid by OBIC in any given year is also subject to cash flow and earnings generated by OBIC's business, which now only comprises the Runoff Business, as well as to dividends received from its subsidiaries, including Atlantic Specialty Insurance Company (ASIC), the lead U.S. insurance operating subsidiary for the ongoing specialty business. At December 31, 2013, OBIC had $0.6 billion of unassigned funds and $0.9 billion of statutory surplus. OBIC did not pay any dividends to its immediate parent during the nine months ended September 30, 2014.
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
ASIC has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus, and subject to dividends paid in prior periods. Based on net investment income, as defined by statute, ASIC has the ability to pay $34.3 million of dividends during the 12 months following June 30, 2014 without prior approval of regulatory authorities, subject to the availability of earned surplus. Given the changes in structure noted above, and in order for ASIC to pay dividends consistent with being the lead insurance company for our ongoing specialty business, ASIC may require prior approval by regulatory authorities in order to make additional distributions until it builds up a historical net investment income stream and earned surplus balance under its new structure. At June 30, 2014, ASIC had $115.4 million of earned surplus and $0.7 billion of statutory surplus. ASIC did not pay any dividends to OBIC during the nine months ended September 30, 2014.
Split Rock Insurance, Ltd. (Split Rock), our indirect wholly-owned Bermuda-based reinsurance company, has the ability to declare or pay dividends or make capital distributions during any 12-month period without the prior approval of Bermuda regulatory authorities on the condition that any such declaration or payment of such dividend or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements. During the third quarter of 2013, we, through an intermediary holding company, contributed $55.0 million to Split Rock. During 2014, Split Rock has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of $20.3 million, which is equal to 15% of its December 31, 2013 statutory capital, excluding earned surplus. During the first nine months of 2014, Split Rock paid $10.0 million of capital distributions to its immediate parent.
During the three and nine months ended September 30, 2014, there were no distributions from our top tier regulated U.S. insurance operating subsidiaries to their immediate parent. During both the three and nine months ended September 30, 2013, our top tier regulated insurance operating subsidiaries distributed $190.0 million of dividends to their immediate parent. The $190.0 million dividend was paid by OBIC to its immediate parent, OneBeacon Insurance Group, LLC (OneBeacon LLC). OBIC received the $190.0 million by way of an extraordinary return of capital from ASIC during the third quarter of 2013.
During the nine months ended September 30, 2014 and 2013, our unregulated insurance operating subsidiaries paid $4.7 million and $17.2 million, respectively, of dividends to their immediate parent. At September 30, 2014, our unregulated insurance operating subsidiaries had $101.1 million of net unrestricted cash, short-term investments and fixed maturity investments.
As described in Note 14—"Common Shareholders' Equity" of the accompanying consolidated financial statements, during the nine months ended September 30, 2014 and 2013, we declared and paid regular dividends totaling $60.0 million and $60.1 million to our common shareholders, respectively.
At September 30, 2014, OneBeacon Ltd. and its intermediate holding companies held $180.3 million of net unrestricted cash, short-term investments and fixed maturity investments and $89.3 million of common equity securities, convertible fixed maturity and other long-term investments outside of its regulated and unregulated insurance operating subsidiaries.
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
Insurance float can increase in a number of ways, including through acquisitions of insurance operations, organic growth in existing insurance operations and recognition of losses that do not cause a corresponding reduction in investment assets. Conversely, insurance float can decrease in a number of other ways, including sales of insurance operations, shrinking or run-off of existing insurance operations, the acquisition of operations that do not have substantial investment assets (e.g., an agency) and the recognition of gains that do not cause a corresponding increase in investment assets. We have generally obtained our insurance float through organic growth. We intend to generate low-cost float over time through a combination of organic growth in our ongoing insurance operations and acquisitions. However, we will seek to increase our insurance float organically only when market conditions allow for an expectation of generating underwriting profits.
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

The following table illustrates our consolidated insurance float position and four operational leverage ratios based on insurance float and net invested assets at September 30, 2014 and December 31, 2013, and include invested assets that are included in assets held for sale of $203.9 million and $236.3 million, respectively.

	September 30, 2014		December 31, 2013
	($ in millions)
Total investment securities	$2,421.7		$2,364.9
Cash	187.5		168.1
Cash and investments classified within assets held for sale	203.9		236.3
Accounts receivable on unsettled investment sales	22.0		3.3
Accounts payable on unsettled investment purchases	(23.5)		(11.6)
Invested assets, including unsettled transactions	$2,811.6		$2,761.0
OneBeacon's common shareholders' equity	$1,115.6		$1,104.3
Debt	274.7		274.7
Total capital	$1,390.3		$1,379.0
Insurance float	$1,421.3		$1,382.0
Insurance float as a multiple of total capital	1.0	x	1.0	x
Invested assets as a multiple of total capital	2.0	x	2.0	x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.3	x	1.3	x
Invested assets as a multiple of OneBeacon's common shareholders' equity	2.5	x	2.5	x
Based on September 30, 2014 balances, insurance float is expected to decrease by approximately $203.9 million as a result of the sale of the Runoff Business.
Financing
Debt
The following table summarizes our debt to capital ratio at September 30, 2014, and December 31, 2013:

	September 30, 2014	December 31, 2013
	($ in millions)
Senior Notes, carrying value	$274.7	$274.7
OneBeacon's common shareholders' equity	1,115.6	1,104.3
Total capital	$1,390.3	$1,379.0
Ratio of debt to total capital	19.8%	19.9%
We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
In November 2012, OneBeacon U.S. Holdings, Inc. (OBH) issued $275.0 million face value of senior unsecured notes (2012 Senior Notes) through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The 2012 Senior Notes bear an annual interest rate of 4.6% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by OneBeacon Insurance Group Ltd. OBH incurred $2.8 million in expenses related to the issuance of the 2012 Senior Notes (including the $1.8 million underwriting discount), which have been deferred and are being recognized as interest expense over the life of the 2012 Senior Notes. Taking into effect the amortization of the original issue discount and all underwriting and issuance expenses, the 2012 Senior Notes have an effective yield to maturity of approximately 4.7% per annum.
The 2012 Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon Ltd. or OBH must adhere. At September 30, 2014, OneBeacon Ltd. and OBH were in compliance with all of the covenants under the 2012 Senior Notes and anticipate they will continue to remain in compliance with these covenants for the foreseeable future. In addition, a failure by OneBeacon Ltd. subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75 million of the principal amount of covered debt, could trigger the acceleration of the 2012 Senior Notes.
Interest payments on the 2012 Senior Notes totaled $6.3 million for both the nine months ended September 30, 2014 and 2013.
Capital Lease
In December 2011, we sold the majority of our fixed assets and capitalized software. We entered into lease financing arrangements with US Bancorp and Fifth Third whereby we sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. We then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. We received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, we will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer back to us. As of September 30, 2014 and December 31, 2013, we had a capital lease obligation of $8.5 million and $12.5 million, respectively, included within other liabilities and a capital lease asset of $7.9 million and $10.9 million, respectively, included within other assets.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 5.6 million of its Class A common shares. During the nine months ended September 30, 2014 and 2013, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining as of September 30, 2014 is $87.7 million.
Cash Flows
Detailed information concerning our cash flows during the nine months ended September 30, 2014 and 2013 follows:
Cash flows from operations for the nine months ended September 30, 2014 and 2013
For the nine months ended September 30, 2014, net cash flows provided from operations were $102.1 million, consisting of $146.9 million provided from continuing operations and $44.8 million used for discontinued operations, which were a result of the run-off of reserves related to the Runoff Business. For the nine months ended September 30, 2013, net cash flows provided from operations were $80.3 million, consisting of $178.3 million provided from continuing operations and $98.0 million used for discontinued operations, which were a result of the run-off of reserves related to the Runoff Business. Net cash flows relating to continuing operations in 2014 decreased primarily due to the prior period including net collateral receipts related to our Surety business of $40.1 million in the prior year period compared to $13.0 million in the current year period, as well as the adverse effects to the current period of large losses paid and premium advances to the Federal Crop Insurance Corporation related to our Crop business.
Other Liquidity and Capital Resource Activities
During the nine months ended September 30, 2014 and 2013, we repurchased 106,366 and 3,300 common shares, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board share repurchase authorization referred to above.
During the nine months ended September 30, 2014, we made payments with respect to our long-term incentive compensation plans totaling $10.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 142,138 performance shares, 106,225 performance units, and $2,757,500 long-term cash awards for the 2011-2013 performance cycle.
During the nine months ended September 30, 2013, we made payments with respect to our long-term incentive compensation plans totaling $3.9 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 158,890 performance units for the 2010-2012 performance cycle.
Cash flows from investing and financing activities for the nine months ended September 30, 2014 and 2013
Financing and Other Capital Activities
During the nine months ended September 30, 2014 and 2013, we declared and paid $60.0 million and $60.1 million, respectively, of regular quarterly cash dividends to holders of OneBeacon's common shares.
Acquisitions and Dispositions
During the nine months ended September 30, 2013, we completed the sale of Essentia Insurance Company and received $31.3 million as consideration.

Critical Accounting Estimates
Refer to the Company's 2013 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of September 30, 2014, there were no material changes to our critical accounting estimates.
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
Refer to our 2013 Annual Report on Form 10-K and in particular Item 7A — "Quantitative and Qualitative Disclosures About Market Risk." As of September 30, 2014, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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
The Company's management, with the participation of the CEO and CFO (the principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of September 30, 2014, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. During the quarter ended September 30, 2014, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
OneBeacon, and the insurance and reinsurance industry in general, is routinely subject to claims-related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or directly relate to, claims activity. We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2014, there were no material changes in the legal proceedings as described in Item 3—“Legal Proceedings” of our 2013 Annual Report on Form 10-K.
ITEM 1A.        RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2013 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2014, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the three months ended September 30, 2014, no shares were repurchased under the share repurchase authorization. As of September 30, 2014, an aggregate of 5.6 million Class A common shares were repurchased for $112.3 million under this authorization and retired.

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
101.1**
The following financial information from OneBeacon Insurance Group, Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), Three and Nine Months Ended September 30, 2014 and 2013; (iii) Consolidated Statements of Common Shareholders' Equity, Nine Months Ended September 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*	Filed Herewith
**	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.
	By:	/s/ JOHN C. TREACY
John C. Treacy Chief Accounting Officer*
Date: October 29, 2014

*Executing as both the Chief Accounting Officer and a duly authorized officer of the Company