Form 10-K
period 2014-12-31
OneBeacon Insurance Group, Ltd.
filed 2015-02-27
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐    No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of voting shares (based on the closing price of Class A common shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2014, was $352,336,198.
As of February 24, 2015, 23,549,519 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual General Meeting of Members scheduled to be held May 20, 2015 (the “2015 Definitive Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

ONEBEACON INSURANCE GROUP, LTD.
Annual Report on Form 10-K
For the Year Ended December 31, 2014

PART I

ITEM 1.	BUSINESS
Overview
OneBeacon Insurance Group, Ltd. (the Company or the Registrant), an exempted Bermuda limited liability company, through its subsidiaries (collectively, OneBeacon, we, us, or our) is a specialty property and casualty insurance writer that offers a wide range of insurance products in the U.S. primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies. As a specialty underwriter, we believe that we will generate superior returns compared to an underwriter that takes a more "generalist" underwriting approach and that our knowledge about specialized insurance products, targeted industries, classes of business, risk characteristics and limited number of specialized competitors provides us with a competitive edge when determining terms and conditions on individual accounts.
Historically, we offered a range of specialty, commercial and personal products and services. However, as a result of a series of transactions over the past several years, we are now focused exclusively on specialty businesses. The most recent of these transactions was the sale of certain of our run-off business to an affiliate of Armour Group Holdings Limited (Armour Ltd), which closed on December 23, 2014 (Runoff Transaction). The run-off business consisted of assets, liabilities and capital related to our non-specialty business, comprised principally of non-specialty commercial lines and certain other run-off business, including the vast majority of our asbestos and environmental reserves (Runoff Business), as well as an agreed amount of invested assets and capital supporting that business, and certain elements of the Runoff Business infrastructure, including staff and office space. The Runoff Transaction was effected pursuant to a stock purchase agreement (as amended, the Stock Purchase Agreement) with Trebuchet US Holdings, Inc. (Trebuchet), a wholly-owned subsidiary of Armour Ltd (together with Trebuchet, Armour). In conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. See Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements.
With the closing of the Runoff Transaction, we have completed our transformation into a specialty insurance company and our balance sheet and risk profile have changed significantly. Our exposure to claims from policies related to the Runoff Business, such as commercial general liability, including asbestos and environmental exposures, and workers compensation policies, is now limited to the value of the surplus notes. Post Runoff Transaction, our total outstanding reserves for 2003 and prior years total $300,000 and less than $9 million for 2006 and prior years.
The assets and liabilities associated with the Runoff Business, which were sold prior to the December 31, 2014 balance sheet, have been presented in the December 31, 2013 balance sheet as held for sale. The Runoff Business has been presented as discontinued operations in the consolidated statements of operations and cash flows. The Runoff Business disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there were no separately identifiable investing or financing cash flows associated with the Runoff Business.
Other recent transactions include the sale of Essentia on January 1, 2013, and the sale of AutoOne on February 22, 2012. See Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements.
As of December 31, 2014 and 2013, OneBeacon had $3.6 billion and $5.2 billion of total assets, respectively, and $1.1 billion of common shareholders' equity for both periods, with the decrease in the total assets due to the sale of the Runoff Business. OneBeacon wrote $1.2 billion, $1.1 billion and $1.2 billion in net written premiums in 2014, 2013 and 2012, respectively.
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
Our parent company, White Mountains Insurance Group, Ltd., is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. As of December 31, 2014, White Mountains owned 75.3% of our common shares.

Our headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. Our U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
The financial strength ratings assigned to our principal insurance operating subsidiaries as of February 27, 2015 ranged from "Good" to "Strong" or "Excellent." See "Item 1. Business—Ratings" for additional discussion of our ratings.
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
Business Overview
Generally, property and casualty insurance companies write insurance policies in exchange for premiums paid by their customers (the insureds). An insurance policy is a contract between the insurance company and the insured where the insurance company agrees to pay for losses suffered by the insured, or a third party claimant, that are covered under the contract. Such contracts are often subject to subsequent legal interpretation by courts, legislative action and arbitration.
We write both property insurance and casualty insurance. Property insurance generally covers the financial consequences of accidental losses to the insured's property, such as a business's building, inventory and equipment or personal property. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts and omissions causing bodily injury and/or property damage to a third party. Premiums from ocean and inland marine, certain commercial multiple peril, and fire and allied lines generally represent our property lines of business, and claims from such business are typically reported and settled in a relatively short period of time. Premiums from general liability, workers compensation, commercial auto liability and certain commercial multiple peril policies generally represent our casualty lines of business, and claims from such business can take years, even decades, to settle. In addition, we began writing multiple peril crop insurance (MPCI) in 2013, which has a short time between premium collection and claim payments, and surety business in 2012, which typically has few losses, but those can be very severe. Our Specialty Products and Specialty Industries segments each write business in both the property and casualty lines, as well as other lines of business such as accident and health insurance, credit insurance, crop and surety.

Our various lines of business generally fall into three major categories, which reflect how we view the primary risk classification associated with each line: property lines, casualty lines, and other lines of business. Net written premiums by line of business for 2014, 2013 and 2012 consist of the following:

	Year ended December 31,
Line of business	2014	2013		2012
	($ in millions)
Property Lines:
Ocean and Inland Marine	$201.9	$187.1		$214.2
Commercial Multiple Peril and Auto	82.0	70.1		52.7
Fire and Allied	44.7	51.9		50.5
Private Passenger Auto(1)	—	2.4		99.7
Total Property Lines	328.6	311.5		417.1
Casualty Lines:
General Liability	402.1	391.8	(2)	371.2	(2)
Automobile Liability	91.4	55.8		74.8
Workers Compensation	83.7	79.4		71.9
Other Casualty	40.3	38.3		36.5
Total Casualty Lines	617.5	565.3		554.4
Other Lines:
Accident and Health	149.8	141.4	(2)	152.7	(2)
Credit and Other	58.0	55.6		53.3
Crop	34.1	4.3		—
Surety	28.9	10.5		1.7
Total Other	270.8	211.8		207.7
Total net written premiums	$1,216.9	$1,088.6		$1,179.2
_______________________________________________________________________________

(1)	The decline in 2014 and 2013 Private Passenger Auto net written premiums is due to the January 1, 2013 exit of the collector cars and boats business.

(2)
Certain prior period amounts have been reclassified to conform to the current year's presentation. For 2013 and 2012, $36.8 million and $46.9 million, respectively, that were reported as "General Liability" the in prior year's presentation are classified as "Accident and Health" in the current year's presentation. Additionally, net written premiums for Crop and Surety were included in "Other Casualty" in the prior year's presentation.

We derive substantially all of our revenues from earned premiums, investment income, and net realized and unrealized investment gains (losses) on investment securities. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). Premiums written are recognized as revenues and are earned ratably over the term of the related policy. Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. A significant period of time often elapses between receipt of insurance premiums and payment of insurance claims. During this time, we invest premiums, earn investment income, and generate net realized and unrealized gains (losses) on investment activities.
Insurance companies incur a significant amount of their total expenses from policy obligations, which are commonly referred to as claims. In settling policyholder losses, various loss adjustment expenses (LAE) are incurred such as insurance adjusters' fees and litigation expenses. Loss and LAE are categorized by the year in which the claim is incurred, or “accident year.” In the following calendar years, as we increase or decrease our estimate for the ultimate loss and LAE for claims incurred in prior accident years, we will record favorable or adverse “loss reserve development” which is recorded in the current calendar year period. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including employee compensation and benefits. The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company's combined ratio is calculated by adding the ratio of incurred loss and LAE to earned premiums (the loss and LAE ratio) and the ratio of policy acquisition and other underwriting expenses to earned premiums (the expense ratio). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. However, when considering investment returns, insurance companies operating at a combined ratio of greater than 100% can be profitable.

Insurance Business
Our net written premiums by segment for 2014, 2013 and 2012 consist of the following:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Specialty Products	$606.9	$509.6	$630.9
Specialty Industries	610.0	579.0	548.3
Total	$1,216.9	$1,088.6	$1,179.2

Specialty Products
The Specialty Products segment is comprised of eight operating segments, including our Crop business which we started writing in late 2013, as well as the Collector Cars and Boats underwriting operating segment that was exited in 2013 (see Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements), representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. In addition to Crop and Collector Cars and Boats, the Specialty Products segment includes the Professional Insurance, Tuition Reimbursement, Programs, Specialty Property, Environmental, and Surety underwriting operating segments.
For 2014, 2013 and 2012, our Specialty Products segment's net written premiums by underwriting operating segment were as follows:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Professional Insurance	$351.7	$348.9	$340.7
Tuition Reimbursement	70.5	65.9	65.1
Programs	50.8	20.5	0.3
Crop	35.1	4.3	—
Specialty Property	32.2	40.4	34.0
Collector Cars and Boats(1)	—	—	179.7
Other Specialty Products	66.6	29.6	11.1
Total Specialty Products	$606.9	$509.6	$630.9
_______________________________________________________________________________

(1)	Decline in 2014 and 2013 Collector Cars and Boats net written premiums is due to the January 1, 2013 exit of the business.
A description of business written by each underwriting operating segment in the Specialty Products segment follows:
OneBeacon Professional Insurance (Professional Insurance)
Professional Insurance specializes in professional liability product solutions for a specialized customer base, including hospitals, managed care organizations, long-term care facilities, medical facilities, physician groups, media organizations, design professionals, financial services and technology providers. Additionally, Professional Insurance provides employment practices liability, management liability and other tailored products for complex organizations including health care provider excess insurance and HMO reinsurance. General liability, property and workers compensation coverages are also available for financial institutions. Professional Insurance policies are primarily issued on a "claims made" basis, which generally covers claims that are made against an insured during the time period when a liability policy is in effect, regardless of when the event causing the loss occurred. This coverage differs from “claims occurrence” basis policies, which generally cover losses on events that occur during a period specified in the policy, regardless of when the claim is reported. In December 2014, we sold to Argo Group US, Inc., a member of Argo Group International Holdings, Ltd., the renewal rights to our lawyers professional liability business, which included policies expiring on or after January 1, 2015 on approximately $30 million of expiring premium within Professional Insurance.
Tuition Reimbursement
A.W.G. Dewar, Inc. (Dewar) has been a leading provider of tuition reimbursement insurance since 1930. Dewar's product, classified as credit insurance for financial reporting purposes, protects both schools and parents from the financial consequences of a student's withdrawal or dismissal from school. We own approximately 82% of Dewar.

OneBeacon Program Group (Programs)
Programs provides a full range of multi-line package insurance for select specialty programs overseen by dedicated agencies that perform all policy administration functions. Products are available on an admitted and nonadmitted basis. Programs works primarily with managing general agents and managing general underwriters, commonly referred to as program administrators.
OneBeacon Crop Insurance (Crop)
Beginning in 2013, through our exclusive relationship with a managing general agency, Climate Crop Insurance Agency LLC (The Climate Corporation), Crop offers multiple peril crop insurance through the federal crop insurance program administered by the U.S. Department of Agriculture’s Risk Management Agency. OneBeacon and The Climate Corporation also offer crop-hail products to supplement the federal crop insurance program.
OneBeacon Specialty Property (Specialty Property)
Specialty Property provides excess property and inland marine solutions for layered insurance policies. Target classes of business include apartments and condominiums, commercial real estate, small-to-medium manufacturing, retail/wholesale, education and public entities. Specialty Property products are provided primarily through surplus lines wholesalers.
Collector Cars and Boats
Prior to January 1, 2013, we offered tailored coverages primarily for collector vehicles through an exclusive partnership with Hagerty Insurance Agency (Hagerty). In January 2013, OneBeacon and Hagerty terminated their relationship.
Other Specialty Products
OneBeacon Environmental (Environmental)
Environmental specializes in environmental risk solutions designed to address a variety of exposures for a broad range of businesses, including multiline casualty placements for the environmental industry. The product suite includes commercial general liability, contractors' environmental liability, professional services liability, environmental premises liability, products pollution liability, follow-form excess, environmental excess and business auto.
OneBeacon Surety Group (Surety)
OneBeacon Surety Group offers a broad range of commercial bonds targeting Fortune 2500 and large private companies written through a network of independent agencies, brokers and wholesalers. Business is serviced through eight regions throughout the United States.
Specialty Industries
The Specialty Industries segment is comprised of six underwriting operating segments, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Specialty Industries segment includes the International Marine Underwriters (IMU), Technology, Accident, Entertainment, Government Risks, and Energy (which has been exited) underwriting operating segments.
For 2014, 2013 and 2012, our Specialty Industries segment's net written premiums by underwriting operating segment were as follows:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
International Marine Underwriters	$192.6	$181.0	$160.1
Technology	133.1	131.8	121.0
Accident	113.4	105.9	102.0
Entertainment	88.6	76.8	71.4
Government Risks	82.3	83.4	62.3
Energy	—	0.1	31.5
Total Specialty Industries	$610.0	$579.0	$548.3

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
OneBeacon Technology Insurance (Technology)
Technology provides insurance solutions for specific technology segments including: information technology, telecommunications, electronic manufacturing, integration contractors, instrument manufacturers and clean tech/solar. Tailored products and coverages include property, general liability, business auto, commercial umbrella, workers compensation, international, technology errors or omissions, information risks and communications liability. Specialized technology insurance expertise, innovation and service are delivered through dedicated underwriting, risk control and claims staff.
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
OneBeacon Energy Group (Energy)
Energy, a business we decided to exit in the fourth quarter of 2013, except for certain inland marine accounts that were transferred into IMU, was focused on middle-market upstream and midstream conventional energy businesses, alternative and renewable energy producers, alternative fuel producers and related service and manufacturing enterprises.
Geographic Concentration
Substantially all of our net written premiums are derived from business produced in the United States. We produced business in the following geographies during 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
California	16.4%	15.7%	15.9%
New York	10.0	9.9	9.4
Texas	6.7	7.0	7.3
Florida	5.7	4.8	5.1
District of Columbia	5.3	5.7	4.6
Other(1)	55.9	56.9	57.7
Total	100.0%	100.0%	100.0%
_______________________________________________________________________________

(1)	No other individual state accounts for more than 5% of net written premiums for 2014, 2013 or 2012.

Marketing and Distribution
We offer our products and services through a network of approximately 2,400 independent agents, regional and national brokers, wholesalers and managing general agencies. We selectively enter these relationships with producers who demonstrate an understanding of our target markets, our capabilities and the specialized needs of their clients. We believe this selective distribution approach creates greater insight into the underwriting and management of the risks associated with our particular lines of business. Further, we believe agents and brokers will continue to represent a significant share of the business we desire going forward.
Underwriting and Pricing
We believe there must be a realistic expectation of attaining an underwriting profit on all the business we write, as well as a demonstrated fulfillment of that expectation over time. Consistent with our "Underwriting Comes First" operating principle, adequate pricing is a critical component for achieving an underwriting profit. We underwrite our book with a disciplined approach towards pricing our insurance products and are willing to forgo a business opportunity if we believe it is not priced appropriately.
We actively monitor pricing activity and measure our use of tiers, credits, debits and limits. In addition, we regularly update base rates to achieve targeted returns on capital and attempt to shift writings away from lines and classes where pricing is inadequate. To the extent changes in premium rates, policy forms or other matters are subject to regulatory approval (see "Item 1. Business—Regulatory Matters—General" and "Item 1A. Risk Factors—Risks Relating to our Business—Regulation may restrict our ability to operate"), we proactively monitor our pending regulatory filings to facilitate, to the extent possible, their prompt processing and approval. Lastly, we expend considerable effort to measure and verify exposures and insured values.
Competition
Property and casualty insurance is highly competitive. Our businesses each compete against a different subset of companies. In general, we compete in one or more of our businesses with most of the large multi-line insurance companies, such as ACE, AIG, Chubb Group, CNA, Liberty Mutual, Travelers and Zurich Insurance Group. We also compete with most specialty companies, such as HCC Insurance Holdings, Inc., The Navigators Group, Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. Lastly, some of our businesses compete with various local and regional insurance companies.
The more significant competitive factors for most of our insurance products are price, product terms and conditions, agency and broker relationships, and claims service. Our underwriting principles and dedication to independent distribution partners are unlikely to make us the low-cost provider in most markets. While it is often difficult for insurance companies to differentiate their products, we believe that providing superior specialty products to satisfy market needs and relying on agents and brokers who value our targeted expertise, superior claims service, and disciplined underwriting, establishes a competitive advantage.
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
We utilize a shared claims service to manage costs. We have adopted a total claims cost management approach that gives equal importance to controlling claims handling expenses, legal expenses and claims payments, enabling us to lower the sum of the three. This approach requires utilization of a considerable number of conventional metrics to monitor the effectiveness of various programs designed to lower total loss costs. We use the metrics to prevent the implementation of expense containment programs that will cost more than we expect to save.
Our claims department utilizes an online claims system to record reserves, payments and adjuster activity. The workstation also helps claim handlers identify recovery potential, estimate property damage, evaluate claims and identify fraud. Our commitment and performance in fighting insurance fraud has reduced claim costs and aided law enforcement investigations.

Catastrophe Risk Management and Reinsurance Protection
Our insurance subsidiaries enter into ceded reinsurance contracts from time to time to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. Catastrophes are severe losses resulting from a wide variety of events. While our exposure to catastrophe losses has decreased meaningfully as a result of our repositioning in recent years as a specialty-only company, we are still exposed to catastrophe losses. The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to our operating results and financial condition. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by a catastrophic event is a function of severity and the amount and type of insured exposure in the affected area. In the normal course of business, OneBeacon's insurance subsidiaries seek to limit losses that may arise from catastrophes or other events through individual risk selection, imposing deductibles and limits, limiting our concentration of insurance in catastrophe-prone areas such as coastal regions and reinsuring with third-party reinsurers.
We use models (primarily AIR Worldwide (AIR) Touchstone version 2.0) to estimate potential losses from catastrophes. We use the model output in conjunction with other data to manage our exposure to catastrophe losses based on a probable maximum loss (PML) forecast to quantify our exposure to a 1-in-250-year catastrophe event.
We utilize a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage our exposure to large catastrophe losses. Effective May 1, 2014, we renewed our property catastrophe reinsurance program through April 30, 2015. The program provides coverage for our property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained and 100.0% of the next $110.0 million of losses resulting from the catastrophe are reinsured in three layers. The part of a catastrophe loss in excess of $130.0 million would be retained in full. In the event of a catastrophe, our property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. We anticipate that the $130.0 million limit is more than sufficient to cover the maximum hurricane and earthquake losses with a modeled 0.4% probability of occurrence (1-in-250-year). This $130.0 million limit was reduced from the $150.0 million limit that our previous catastrophe reinsurance program provided, as a combined result of lower catastrophe exposures and the purchase of additional inuring reinsurance protection.
Our property catastrophe reinsurance program does not cover property losses resulting from any nuclear events or biological, chemical or radiological terrorist attacks. Also excluded are losses resulting from acts of terrorism committed by an individual or individuals acting on behalf of any foreign person or foreign interest as defined under the Terrorism Risk Insurance Program (the Terrorism Act).
In addition to the corporate catastrophe reinsurance protection, we also purchase dedicated reinsurance protection for certain lines of business. Our specialty property business purchases a dedicated property catastrophe program providing 100% coverage for $30.0 million of loss in excess of $10.0 million of loss, which inures to the benefit of the broader property catastrophe reinsurance program described previously. This treaty limit cannot be reinstated.
We also purchase property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures 100% of losses in excess of $5.0 million, which represents a retention decrease from $10.0 million for 2013, up to $100.0 million. Individual risk facultative reinsurance is purchased above $100.0 million. The property-per-risk treaty provides one limit of reinsurance protection for losses in excess of $5.0 million up to $100.0 million on an individual risk basis for certified acts of foreign terrorism committed on behalf of any foreign person or foreign interest. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.
In addition to the coverage provided under these treaties, we utilize a number of other catastrophe and general insurance treaties covering specific lines of business. See Note 4—"Reinsurance" of the accompanying consolidated financial statements for descriptions of the significant types of our reinsurance agreements.
As reinsurance contracts do not relieve us of our obligation to our policyholders, collectability of balances due from reinsurers is critical to our financial strength.
Our current third party reinsurance programs provide varying degrees of coverage for terrorism events. Our overall terrorism exposure is impacted by the Terrorism Act, which is a federal program administered by the Department of the Treasury that provides for a shared system of public and private compensation for commercial property and casualty losses resulting from events that reach the threshold for losses ($100 million in 2015 and increasing $20 million in subsequent years until the threshold becomes $200 million in 2020) and are certified as an act of terrorism by the U.S. Secretary of the Treasury, in concurrence with the Secretary of Homeland Security and the Attorney General of the United States. The current program was signed into law on January 12, 2015 and is authorized through December 31, 2020. See Note 4—“Reinsurance” of the accompanying consolidated financial statements for a further description of the Terrorism Act, including our estimated retention level.
We closely monitor and manage our concentration of risk for terrorism losses by geographic area. We control our exposures so that total maximum expected loss from a terrorism event within any half-mile radius in a metropolitan area or around a target risk will not exceed $450 million on a pre-tax basis before considering the federal government participation under the Terrorism Act. Reports monitoring our terrorism exposures are generated quarterly. In addition, our underwriting process evaluates all potential new business to determine if it would add exposure to an already existing concentration of risk or would individually add significant risk. As a result, we believe that we have appropriately limited our exposure to losses from terrorist attacks. Nonetheless, risks insured by us remain exposed to terrorist attacks and even considering the coverage provided by the Terrorism Act, the possibility remains that losses resulting from future terrorist attacks could prove to be material.
Loss and LAE Reserves
We establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and is always inherently uncertain. See Note 1—"Nature of Operations and Summary of Significant Accounting Policies—Insurance Operations" in the accompanying consolidated financial statements for further discussion of our accounting for loss and LAE, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."
The following information presents (1) our reserve development over the preceding ten years and (2) a reconciliation of reserves on a regulatory basis to reserves determined in accordance with GAAP, each as prescribed by Securities Act Industry Guide No. 6.
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
Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency (the average number of claims submitted per policy during a given period of time) and severity (the average value per claim during a given period of time) patterns, becomes known. Section IV shows the cumulative net redundancy/(deficiency) representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2014. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2014. Section VI shows the cumulative gross redundancy/(deficiency) representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2014.

	Loss and LAE(1), (2) Year ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
	($ in millions)
I. Liability for unpaid loss and LAE:
Gross balance	$211.4	$376.7	$436.1	$480.2	$627.1	$702.1	$835.1	$868.5	$1,000.0	$1,054.3	$1,342.2
Less reinsurance recoverable on unpaid loss and LAE	(14.5)	(46.8)	(30.6)	(24.3)	(49.6)	(43.8)	(53.6)	(61.6)	(107.3)	(80.2)	(161.6)
Net balance	196.9	329.9	405.5	455.9	577.5	658.3	781.5	806.9	892.7	974.1	1,180.6
II. Cumulative amount of net liability paid through:
1 year later	58.1	126.8	96.6	97.8	154.8	219.4	306.3	339.0	332.7	380.2
2 years later	76.6	168.7	132.3	159.4	235.2	357.0	474.4	505.7	561.6
3 years later	95.4	185.4	167.2	197.3	294.4	436.3	560.1	616.7
4 years later	101.2	205.1	183.9	230.3	331.4	477.1	611.2
5 years later	105.0	214.1	195.3	244.7	346.8	501.6
6 years later	106.6	218.7	199.6	252.6	354.7
7 years later	106.9	221.4	201.9	256.2
8 years later	108.7	222.2	202.6
9 years later	109.0	222.5
10 years later	109.0
III. Net liability re-estimated as of:
1 year later	179.9	325.9	308.1	391.1	492.9	630.2	751.7	799.5	892.7	1,063.8
2 years later	152.4	269.6	267.8	335.4	459.3	595.8	743.8	806.9	950.0
3 years later	128.1	243.1	243.2	318.8	416.1	589.6	733.2	830.3
4 years later	119.1	238.8	227.1	297.4	413.5	576.9	733.6
5 years later	118.2	228.8	224.8	294.3	396.9	567.1
6 years later	111.8	229.5	221.6	280.8	385.0
7 years later	110.1	230.2	216.0	272.9
8 years later	111.2	227.6	211.3
9 years later	109.9	227.0
10 years later	109.3
IV. Cumulative net redundancy/(deficiency)	$87.6	$102.9	$194.2	$183.0	$192.5	$91.2	$47.9	$(23.4)	$(57.3)	$(89.7)
Percent redundant/(deficient)	44.5%	31.2%	47.9%	40.1%	33.3%	13.9%	6.1%	(2.9)%	(6.4)%	(9.2)%
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross unpaid loss and LAE latest re-estimate	$128.9	$302.2	$240.6	$308.2	$425.2	$602.1	$768.1	$861.6	$1,098.9	$1,177.6
Reinsurance recoverable latest re-estimate	(19.6)	(75.2)	(29.3)	(35.3)	(40.2)	(35.0)	(34.5)	(31.3)	(148.9)	(113.8)
Net unpaid loss and LAE latest re-estimate	$109.3	$227.0	$211.3	$272.9	$385.0	$567.1	$733.6	$830.3	$950.0	$1,063.8
VI. Cumulative gross redundancy (deficiency)	$82.5	$74.5	$195.5	$172.0	$201.9	$100.0	$67.0	$6.9	$(98.9)	$(123.3)
Percent redundant (deficient)	39.0%	19.8%	44.8%	35.8%	32.2%	14.2%	8.0%	0.8%	(9.9)%	(11.7)%
_______________________________________________________________________________

(1)
The 10-year table is reflective of activity related to our loss and LAE reserves from Specialty Products and Specialty Industries, as well as $23.8 million in losses ceded to one of the entities sold as part of the Runoff Transaction in 2014, and excludes other balances and activity related to the Runoff Business and AutoOne, which have been presented as discontinued operations in the statements of operations for all periods presented, as well as certain affiliated agreements that were commuted in 2006.

(2)
The 10-year table also excludes loss and LAE reserves related to the sale of our personal lines business in 2010. The net reserves related to this business for the years 2004 through 2009 were as follows: $518.3 million, $434.4 million, $386.6 million, $322.5 million, $333.5 million and $315.4 million, respectively. This business was sold in 2010 and therefore, there were no net reserves as of December 31, 2010, 2011, 2012, 2013 and 2014.

The following table reconciles loss and LAE reserves determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP as of December 31, as follows:

	December 31,
	2014	2013
	($ in millions)
Statutory reserves(1)	$1,180.6	$2,199.9
Reinsurance recoverable on unpaid losses and LAE(2)	161.6	80.2
Runoff Business(3)	—	(1,225.8)
GAAP reserves	$1,342.2	$1,054.3
_______________________________________________________________________________

(1)	Statutory reserves include Split Rock Insurance, Ltd. loss and LAE reserves.

(2)	Represents adjustments made to add back reinsurance recoverables on unpaid losses and LAE included with the presentation of reserves under statutory accounting.

(3)
Represents loss and LAE reserves related to the Runoff Business which are presented as liabilities held for sale in the December 31, 2013 GAAP balance sheet. Also includes adjustments made for certain reinsurance recoverables on unpaid losses that have a different presentation for statutory than for GAAP.

Investing, Financing and Corporate
Investing, Financing and Corporate primarily consists of investing and financing activities, as well as other assets and liabilities, and general and administrative expenses and interest expense incurred at the holding company level.
Investing
Overview
Invested assets are not allocated to our Specialty Products or Specialty Industries reportable segments since we do not manage our invested assets by segment. Invested assets, net investment income, and net realized and change in unrealized investment gains (losses) related to our Specialty Products and Specialty Industries segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments.
Our traditional investment philosophy is to maximize our after tax risk-adjusted return while taking prudent levels of risk and maintaining a diversified portfolio, and subject to our investment guidelines and various regulatory restrictions. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally.
Substantially all of our investment portfolios are managed under agreements with White Mountains Advisors LLC (WM Advisors), a registered investment advisor that is owned by White Mountains, and Prospector Partners, LLC (Prospector), a primary registered investment advisor. See Note 15—"Related Party Disclosures" of the accompanying consolidated financial statements. Our investment portfolio mix as of December 31, 2014 consisted in large part of high quality, short duration fixed maturity investments and short-term investments, as well as equity investments which are comprised of common stock, convertible fixed maturity securities and other investments, including surplus notes, hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, convertible fixed maturity securities, and other investments within our investment portfolio are likely to enhance long-term after tax total returns without significantly increasing the risk profile of the portfolio.
Fixed Income and Other Investments
WM Advisors, along with any sub-advisors they may engage, manages our fixed income investment portfolio, which includes both fixed maturity and short-term investments, and the majority of our other investments portfolio including hedge funds and private equity funds. WM Advisors' fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. WM Advisors generally manages the interest rate risk associated with holding fixed maturity investments by actively managing the average duration of the portfolio to achieve an adequate after tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. WM Advisors also invests in taxable and tax-exempt municipal securities, with the objective of providing absolute loss adjusted total returns with a focus on capital preservation.

Common Equity Securities and Convertible Fixed Maturity Securities
Prospector is the primary manager of our common equity securities and convertible fixed maturity securities portfolios. Prospector's investment strategy is to maximize risk-adjusted absolute return through investments in a variety of equity, equity-related and convertible fixed maturity instruments with a focus on capital preservation. Prospector invests in the United States and other developed markets. Prospector's philosophy is to utilize a bottom-up, value investing approach.
Financing
Debt and the related interest expense on debt also are not allocated to or managed by segment and are included in the Investing, Financing and Corporate segment.
2012 Senior Notes
In November 2012, OneBeacon U.S. Holdings, Inc. (OBH), an intermediate holding company of OneBeacon, issued $275.0 million face value of senior unsecured notes through a public offering, at an issue price of 99.9% (2012 Senior Notes). The net proceeds from the issuance of the 2012 Senior Notes were used to repurchase OBH's existing outstanding senior notes, the 2003 Senior Notes (as defined in "—Financing" in Item 7). The 2012 Senior Notes bear an annual interest rate of 4.6%, payable semi-annually in arrears on May 9 and November 9 until maturity on November 9, 2022. OneBeacon Insurance Group, Ltd. provides an irrevocable and unconditional guarantee as to the payment of principal and interest on the 2012 Senior Notes.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing."
Corporate
Our Corporate operations consists of the activities of OneBeacon Insurance Group, Ltd. and our intermediate subsidiary holding companies which include OneBeacon U.S. Enterprises Holdings, Inc., OneBeacon U.S. Financial Services, Inc., and OBH, all U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Gibraltar, Luxembourg and Bermuda. The primary purpose of these entities is to efficiently manage the group's various capital and financing activities.
Regulatory Matters
General
Our insurance operations are subject to regulation and supervision in each of the United States jurisdictions where they are domiciled and licensed to conduct business. Generally, state regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, statutory deposits, methods of accounting, form and content of the consolidated financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, annual and other report filings, and other market conduct. In general, such regulation is for the protection of policyholders rather than shareholders. We are also subject to Bermuda insurance regulations, which are generally similar to insurance regulations imposed by U.S. states on U.S.-domiciled insurers, though there are important differences, as described below.
State Accreditation and Monitoring
All states have laws establishing standards that an insurer must meet to maintain its license to write business. In addition, all states have enacted laws substantially similar to the National Association of Insurance Commissioners’ (NAIC) risk-based capital (RBC) standards for property and casualty companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers: underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; declines in asset values arising from market and/or credit risk; and off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities and excessive premium growth. Under laws adopted by individual states, insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

The NAIC has a set of financial relationships or tests known as the Insurance Regulatory Information System (IRIS) to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special regulatory attention. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios (IRIS ratios), each with defined "usual ranges." Generally, regulators will begin to investigate or monitor an insurance company if its IRIS ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue or, in severe situations, assume control of the company. We currently believe that all of our insurance subsidiaries are within the normal IRIS range, and we are not aware of any IRIS-related regulatory investigation related to our insurance company subsidiaries.
Many states have laws and regulations that limit an insurer's ability to exit a market. For example, certain states prohibit an insurer from withdrawing from one or more lines of insurance business in the state without providing prior notice to or obtaining the state regulator's approval. State regulators may refuse to approve withdrawal plans on the grounds that they could lead to market disruption, or for other reasons, including political and tax-related reasons. Some states also prohibit canceling or non-renewing certain policies for specific reasons.
State insurance laws and regulations include numerous provisions governing marketplace activities of insurers, including provisions governing marketing and sales practices, policyholder services, claims management and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.
Guaranty Funds and Mandatory Shared Market Mechanisms
As a condition of our license to do business in certain states, we are required to participate in guaranty funds in which licensed insurers within the state bear a portion of the loss suffered by some claimants due to the insolvency of other insurers. Certain states also impose mandatory shared market mechanisms, with each state dictating the types of insurance and the level of coverage that must be provided. The most common type of shared market mechanism in which we are required to participate is an assigned risk plan. Many states operate assigned risk plans. These plans require insurers licensed within the applicable state to accept the applications for insurance policies of customers who are unable to obtain insurance in the voluntary market. The total number of such policies an insurer is required to accept is based on its market share of voluntary business in the state. Underwriting results related to assigned risk plans are typically adverse. Accordingly, we may be required to underwrite policies with a higher risk of loss than we would otherwise accept.
Reinsurance facilities are another type of shared market mechanism. Reinsurance facilities require an insurance company to accept all applications submitted by certain state designated agents. The reinsurance facility then allows the insurer to cede some of its business to the reinsurance facility and the facility will reimburse the insurer for claims paid on ceded business. Typically, however, reinsurance facilities operate at a deficit, which is funded through assessments against the same insurers. As a result, we could be required to underwrite policies with a higher risk of loss than we would otherwise voluntarily accept.
Pricing, Investment and Dividends
Nearly all states have insurance laws requiring property and casualty insurance companies to file their rates, rules and policy or coverage forms with the state's regulatory authority. In most cases, such rates, rules and forms must be approved prior to use. While pricing laws vary from state to state, their objectives are generally to ensure that rates are not excessive, unfairly discriminatory or used to engage in unfair price competition. Our ability to increase rates and the timing of the process are dependent upon the regulatory requirements in each state.
We are subject to state laws and regulations that require investment portfolio diversification and dictate the quality and kind of investments we may hold. Non-compliance may cause non-conforming investments to be non-admitted when measuring statutory surplus and, in some instances, may require divestiture. Our investment portfolio as of December 31, 2014 complied with such laws and regulations in all material respects.
One of the primary sources of cash inflows for us and certain of our intermediary holding companies is dividends received from our operating subsidiaries. Under the insurance laws of the jurisdictions under which our U.S. insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay without prior approval by regulatory authorities. Prior to the closing of the Runoff Transaction, OneBeacon Insurance Company, a Pennsylvania insurance company (OBIC), was our lead insurance company for our Runoff Business and its wholly owned subsidiary, Atlantic Specialty Insurance Company (ASIC), a New York insurance company, was our lead insurance company for our ongoing specialty business. Immediately prior to the closing of the Runoff Transaction, OBIC paid an extraordinary dividend of $851.7 million to its immediate parent company. The dividend, which was approved by the Pennsylvania Insurance Department, consisted of all of the capital stock of ASIC, valued at $700.5 million, and $151.2 million in cash and other securities. Following the sale of OBIC in the Runoff Transaction, ASIC is now the lead insurance company. ASIC, regulated by the New York Department of Financial Services, has the ability to pay dividends during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus, and subject to dividends paid in prior periods.
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
Legislation
Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies impact the industry. In addition, legislation has been introduced in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. Notably, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) created the Federal Insurance Office (FIO) within the Treasury Department, which is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system. In addition to these recent financial regulations, we are impacted by other federal regulations targeted at the insurance industry, such as the Terrorism Act, which established a federal "backstop" for commercial property and casualty losses (see "—Catastrophe Risk Management and Reinsurance Protection"). Furthermore, as ASIC is authorized to write federal crop insurance, we could also be impacted by regulatory and legislative developments affecting the federal crop insurance program. For example, the generally applicable levels of reinsurance support that the federal government provides to authorized carriers could be reduced by future legislation. We will continue to monitor new and changing federal regulations and their potential impact, if any, on our insurance company subsidiaries.
In addition to emerging federal regulation, many states are adopting laws that attempt to strengthen the ability of regulators to understand and regulate the risk management practices of insurers and insurance groups. For example, many states have adopted measures related to the NAIC’s Solvency Modernization Initiative (SMI) which requires insurers to summarize their key risks and risk management strategies to regulators. The SMI resulted in a 2010 amendment to the NAIC’s Model Insurance Company Holding Company System Regulatory Act (the Model Holding Company Act) , which requires the ultimate controlling person in an insurer’s holding company structure to identify and report material enterprise risks to the state insurance regulator. This insurer-created, risk-focused summary report is called the Own Risk Solvency Assessment (ORSA) and is required to be completed at least annually, commencing in 2015. The ORSA is a comprehensive report designed to assess the adequacy of an insurer’s risk management practices, including risks related to the insurer’s future solvency position. Because some of our state regulators have adopted the ORSA Model Act, we are preparing an ORSA report and will submit the report to certain state insurance departments in 2015.
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
The Company’s indirect, wholly owned subsidiary, Split Rock Insurance, Ltd. (Split Rock), a Bermuda-based reinsurance company which primarily reinsures certain risks of an affiliated entity, is the only OneBeacon insurance company subsidiary that is domiciled in Bermuda. Split Rock is subject to Bermuda’s Insurance Act of 1978 and related regulations (Insurance Act). While Bermuda insurance regulations are generally similar to insurance regulations imposed by U.S. states on U.S.-domiciled insurers, there are important differences. These differences must be accounted for in order for Split Rock to maintain its Bermuda insurance license. For example, instead of using the U.S. Risk-Based-Capital (RBC) formula to determine the minimum amount of capital needed to support an insurer’s overall business operations, under the Insurance Act, Split Rock is required to maintain available statutory capital and surplus at a level equal to or in excess of its enhanced capital requirement which is established by reference to either a Bermuda Solvency Capital Requirement model or an approved internal capital model in lieu thereof. Another difference relates to regulation of insurer investments. Split Rock is required to maintain a minimum liquidity ratio to ensure that it has sufficient liquidity in its investment portfolio. In addition to compliance under the Insurance Act, Split Rock must also comply with provisions of the Companies Act relating to exempted companies.
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
The following table presents the financial strength ratings assigned to our principal insurance operating subsidiaries as of February 27, 2015:

	A.M. Best(1)	Fitch(2)	Moody's(3)	Standard & Poor's(4)
Ratings	"A" (Excellent)	"A" (Strong)	"A3" (Good)	"A-" (Strong)
Outlook	Stable	Negative	Stable	Stable
_______________________________________________________________________________

(1)	"A" is the third highest of sixteen financial strength ratings assigned by A.M. Best.

(2)	"A" is the sixth highest of nineteen international financial strength ratings assigned by Fitch.

(3)	"A3" is the seventh highest of twenty-one financial strength ratings assigned by Moody's.

(4)	"A-" is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor's.
Executive Officers
The section below provides information regarding our executive officers as of February 27, 2015:

Name	Age	Position(s)
T. Michael Miller	56	Director, President and Chief Executive Officer
Paul H. McDonough	50	Senior Vice President and Chief Financial Officer
Paul J. Brehm	54	Executive Vice President, Chief Risk Officer
Dennis A. Crosby	56	Executive Vice President
Maureen A. Phillips	60	Senior Vice President and General Counsel
John C. Treacy	51	Chief Accounting Officer and Treasurer
T. Michael Miller has been President and Chief Executive Officer of the Company since October 2006. Mr. Miller joined OneBeacon in April 2005 to assume responsibility for OneBeacon's insurance operations. Throughout his tenure at OneBeacon, Mr. Miller has also held various chief executive positions with OneBeacon companies. Mr. Miller's experience prior to joining OneBeacon includes 10 years at St. Paul Travelers, most recently as Co-Chief Operating Officer, and 14 years with The Chubb Corporation.
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
Employees
As of December 31, 2014, we employed approximately 1,200 persons.
AVAILABLE INFORMATION
We are subject to the informational reporting requirements of the Securities Exchange Act of 1934. In accordance therewith, we file reports, proxy statements and other information with the Securities and Exchange Commission (SEC). These documents are available free of charge at www.onebeacon.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our Code of Business Conduct and Corporate Governance Guidelines, as well as the charters of our Board Committees are available free of charge at www.onebeacon.com. Information contained on our website is expressly not incorporated by reference into this Form 10-K.
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
We write insurance policies that cover unpredictable catastrophic events. Covered unpredictable events include natural and other disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires, and severe winter weather. Catastrophes can also include terrorist attacks, cyber-attacks, explosions and infrastructure failures.
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
Terrorism risk presents unique challenges because of the unpredictability of targets, the frequency and severity of potential terrorist attacks, the limited availability of terrorism reinsurance, and the limited protection provided by government programs. Furthermore, we cannot predict the extent to which our future insurance contracts will be prohibited from excluding terrorism coverage from insurance offered to certain classes of business. Under the Terrorism Act, the U.S. federal government is required to provide assistance to insurers for certain terrorism events. However, the benefits to insurers are limited, the law is untested, and it is possible that Congress will terminate or modify the Terrorism Act, which could adversely affect our business by increasing our exposure to terrorism losses. There is a possibility that losses resulting from future terrorist attacks could prove to be material to our results of operations and financial condition.
Our loss and loss adjustment expense (LAE) reserves may be inadequate to cover our ultimate liability for losses and as a result our financial condition and results of operations could be materially adversely affected.
We must maintain reserves adequate to cover our estimated ultimate liabilities for loss and LAE. Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) reserves for losses that have occurred but for which claims have not yet been reported, referred to as IBNR reserves, and for expected future development on case reserves. These reserves are estimates based on actuarial, claims and underwriting assessments of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. Because of uncertainties associated with estimating loss and LAE reserves, we cannot be certain that our reserves are adequate. Underestimation of loss and LAE expenses could occur, for example, in our workers' compensation disability claims. These claims involve medical payments that will be made far into the future and therefore the impact of medical price inflation and increased utilization could have a material adverse impact on the ultimate amount of losses paid.
Furthermore, the risk management and modeling tools which we use to attempt to address loss and LAE reserve volatility and the impact of future inflation on our reserve portfolio may be inaccurate and ineffective, resulting in inaccurate reserves and inaccurate estimates of the volatility around them. New information could become available, or new or different legal, social or economic trends may emerge which would cause us to change our modeling assumptions.
In the event that reserves become insufficient to cover our actual loss and LAE, we may need to strengthen our reserves, which could have a material adverse effect on our results of operations and financial condition.
For additional information relating to loss and LAE reserve requirements, see "Business—Regulatory Matters." For further discussion of our loss and LAE reserves, see "Item 1. Business—Loss and LAE Reserves" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."
Our investment portfolio may suffer reduced returns or losses, which could adversely affect our results of operations and financial condition. Adverse changes in interest rates, equity markets, debt markets or market volatility could result in significant losses to the fair value of our investment portfolio.
Our investment portfolio, including the assets supporting our pension plans, consists of fixed maturity investments, convertible fixed maturity securities, short-term investments, common equity securities and other investments such as surplus notes, hedge funds and private equity funds. We invest to maximize long-term total returns (after-tax) while taking prudent levels of risk and maintaining a diversified portfolio subject to our investment guidelines and various regulatory restrictions. However, investing entails substantial risks. We may not achieve our investment objectives, and our investment performance may vary substantially over time. Investment returns are an important part of our strategy to grow book value, and fluctuations in the fixed income or equity markets could impair our results of operations and financial condition.
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
Successful management of our investment portfolio is highly dependent on WM Advisors, which is owned by White Mountains, and Prospector. WM Advisors supervises and directs the fixed income and other investments portion of our investment portfolio, and Prospector is the primary supervisor and director of the publicly-traded common equity securities and convertible fixed maturity securities portion of our investment portfolio. If we lose our investment relationship with either of

WM Advisors or Prospector, we may not be able to secure an investment advisor or advisors who will produce returns on our investments similar to those produced by WM Advisors and Prospector in the past, or any positive returns at all.
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
Purchasing reinsurance does not relieve us of our underlying obligations to policyholders, so any inability to collect amounts due from reinsurers could also adversely affect our financial condition. Inability to collect amounts due from reinsurers can result from a number of scenarios, including: (1) reinsurers choosing to withhold payment due to a dispute or other factors beyond our control; and (2) reinsurers becoming unable to pay amounts owed to us as a result of a deterioration in financial condition. While we regularly review the financial condition of our reinsurers and currently believe their condition is strong, it is possible that one or more of our reinsurers will be significantly adversely affected by future significant loss or economic events, causing them to be unable or unwilling to pay amounts owed to us.
In addition, due to factors such as the price or availability of reinsurance coverage, we sometimes decide to increase the amount of risk we retain by purchasing less reinsurance. Such determinations have the effect of increasing our financial exposure to losses associated with such risks and, in the event of significant losses associated with a given risk, could have a material adverse effect on our financial condition.
We may suffer losses from unfavorable outcomes from litigation and other legal proceedings.
In the ordinary course of business, we are subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. We maintain reserves for claims-related legal proceedings as part of our loss and LAE reserves. Adverse outcomes are possible and could negatively impact our financial condition. Furthermore, as industry practices and legal, judicial, social and other conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our results of operations and financial condition by either extending coverage beyond our underwriting intent or by increasing the number and size of claims. In some instances, these changes may not become apparent until sometime after we have issued the affected insurance contracts. Examples of emerging claims and coverage issues include, but are not limited to:

•	New theories of liability and disputes regarding medical causation with respect to certain diseases;

•	Claims related to data security breaches, information system failures or cyber-attacks; and

•	Claims related to blackouts caused by space weather.
In addition, from time to time, we are subject to legal proceedings that are not related to the claims process. In the event of an unfavorable outcome in one or more non-claims legal matters, our ultimate liability may be in excess of amounts we have reserved and such additional amounts may be material to our results of operations and financial condition. Furthermore, it is possible that these non-claims legal proceedings could result in equitable remedies or other unexpected outcomes that may materially impact our business or operations.
Subsequent to the December 23, 2014 closing of the Runoff Transaction, on January 22, 2015, three holders of insurance policies issued by the companies we sold to Armour in the Runoff Transaction filed a Petition for Review with the Commonwealth Court of Pennsylvania (Commonwealth Court) requesting that the Commonwealth Court vacate the Pennsylvania Insurance Department’s (Department) orders approving the Runoff Transaction and denying their right to intervene in the Department’s regulatory review of the Runoff Transaction.
Our debt and related service obligations could adversely affect our business.
As of December 31, 2014, we had $275.0 million face value of indebtedness. See "Item 1. Business—Investing, Financing and Corporate—Financing—2012 Senior Notes." Our ability to meet our debt and related service obligations, as well as our ability to pay a dividend on our common shares, will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are beyond our control. If the Company or OBH defaults under a separate credit agreement, mortgage, or similar debt agreement with a principal amount greater than $75 million, and such default results in the acceleration of such debt, there will be a default under the 2012 Senior Notes which would permit the holders of 25% or more of the 2012 Senior Notes to declare an event of default under the indenture documents resulting in a required repayment of the 2012 Senior Notes. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations, or to repay any accelerated indebtedness as a result of the trigger of the cross acceleration provisions in the indentures of the 2012 Senior Notes. If we do not have enough cash, we may be required to refinance all or part of our existing debt, sell assets, borrow more cash or issue equity. We cannot make assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing."
We could incur additional indebtedness or issue preferred stock, or other hybrid instruments, in the future. To the extent new debt, preferred stock, hybrid instruments, or other obligations are added to our current debt levels, the risks described in the previous paragraph would increase.
We may be unable to adequately maintain our systems and safeguard the security of our data which may adversely impact our ability to operate our business and cause reputational harm and financial loss.
Because our business and operations rely on secure and efficient information technology systems, we depend on our ability, and the ability of certain third parties, including vendors and business partners, to access our computer systems to perform necessary functions such as providing quotes and product pricing, billing and processing premiums, administering claims, and reporting our financial results. The functioning of these systems may be impacted by any number of events, including power outages, natural and manmade catastrophes, and cyber-attacks. In the event we are unable to access any of our systems, or any third party system that we rely upon, our ability to operate our business effectively may be significantly impaired.
Our business also depends upon our ability to securely process, store, transmit and safeguard confidential and proprietary information that is in our possession including personally identifiable information (PII) belonging to us, to our employees, and to our customers and business partners. Because our systems may be vulnerable to a variety of forms of unauthorized access that could result in a data breach, including hackers, computer viruses, and other cyber-attacks, as well as breaches that result from dishonest employees, errors by employees or lost or stolen computer devices, we may not be able to protect the confidentiality of such information.
Third parties present an additional risk of cyber-related events. We outsource certain technological and business process functions to third-party providers. We rely on these third parties to maintain and store PII and other confidential information on their systems. We also routinely transmit such information by e-mail and other electronic means. Although we attempt to establish sufficient controls and secure capabilities to transmit such information and to prevent unauthorized disclosure, these controls may not be sufficient. Furthermore, third-party providers may not have appropriate controls in place to protect such information.
Like most insurance companies, our computer systems have been and will continue to be the target of cyber-attacks, although we are not aware that we have experienced a material cybersecurity breach. We are also not aware of any third-party vendor having experienced a material cybersecurity breach that impacted our data. The risk of cyber-attack may increase, and we may experience more significant attacks in the future.
The risks identified above could expose us to data breaches, disruptions of service, financial losses and significant increases in compliance costs and reputational harm to us, any of which could affect our business and results of operations. In addition, a data breach that involves the compromise of PII, could subject us to legal liability or regulatory action under data protection and privacy laws and regulations enacted by federal, state and foreign governments, or other regulatory bodies. As a result, our ability to conduct our business and our results of operations might be materially and adversely affected.
We may not be successful in developing our specialty businesses which could cause us to underestimate reserves, incur additional expenses, and fail to fully realize our investments in these businesses, which could materially affect our business and results of operations.
We recently entered into new specialty business lines, including surety, programs, and crop. We intend to continue to look for appropriate opportunities to diversify our business portfolio by adding new specialty lines. We also intend to continue to grow our existing specialty lines. Due to our limited experience in new business lines, there could be limited expertise and financial information available to us to help estimate sufficient loss reserves, estimate likely ultimate loss and LAE and expenses, and evaluate whether a given line can be managed and developed successfully. Also, these lines may not meet our performance expectations. Although we have a conservative approach to adding new lines, including stringent management oversight of underwriting, product and pricing development, and financial performance, there is no assurance that some or all of these new specialty businesses will be profitable, which could materially adversely affect our results of operations and financial condition.

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
Changes in federal, state or Bermuda laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction, and could have an effect on our business, results of operations and financial condition. For example, as a result of various state, federal and international regulatory efforts to modernize and harmonize insurer solvency regulations in the wake of the recent financial crisis, the states or Bermuda could further restrict allowable investments or increase our capital requirements, both of which could materially impact our business results and results of operations.
Mandated market mechanisms may require us to underwrite policies with a higher risk of loss, and assessments and other surcharges for guaranty funds and second-injury funds may reduce our profitability.
We are often required to participate directly or indirectly in mandatory shared market mechanisms as a condition of writing insurance in certain states. These markets, which are commonly referred to as "residual" or "involuntary" markets, generally consist of risks considered to be undesirable from a standard underwriting perspective. Because underwriting performance related to assigned risk plans, which are a form of mandated market mechanism, is typically adverse, we are required to underwrite policies with a higher risk of loss than we would normally accept. Our participation in assigned risk plans may result in greater than expected liabilities and could materially adversely affect our results of operations and financial condition.
In addition, virtually all states require their licensed insurers to bear a portion of loss suffered by some insureds as the result of impaired or insolvent insurance companies. These guaranty funds are funded by assessments that follow insurer insolvencies, which are difficult to predict. Many states have also established second-injury funds that compensate injured employees for aggravation of a prior condition or injury. Because these second injury funds are funded by insurer assessment or premium surcharge mechanisms, they could reduce our profitability or limit our ability to grow.
Our profitability may be adversely impacted by legislative actions and judicial decisions.
Legislative actions and judicial decisions can broaden liability and policy definitions and increase the frequency and severity of claim payments. To the extent these legislative actions and judicial decisions cause claim costs to increase above reserves established for these claims, we will be required to increase our loss and LAE reserves with a corresponding reduction in our net income in the period in which the deficiency is identified.
Legislative actions can also negatively impact non-claims parts of our business. For example, given that one of our insurance company subsidiaries is now authorized to write federal crop insurance, we could be impacted by developments affecting the federal crop insurance program, including the recently enacted Agricultural Act of 2014 (the Farm Bill). For example, the Farm Bill requires authorized carriers to offer new federal crop insurance coverage options, which can affect potential liabilities. Future legislation could also alter or reduce the generally applicable levels of reinsurance support that the federal government provides to authorized insurers. These and other legislative actions could materially and adversely impact our results of operations.
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
As a holding company with no direct operations, the Company relies in large part on dividends and other permitted payments from our subsidiaries to pay our expenses. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, under the insurance laws of the jurisdictions in which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay, and, in some cases, the prior approval of regulatory authorities may be required. ASIC, a New York insurance company, is our lead insurance company. Dividends from ASIC may require prior approval by the New York Department of Financial Services.
If our insurance subsidiaries cannot pay dividends and other permitted payments in future periods, we may have difficulty servicing our debt, paying dividends on our common shares and paying our holding company expenses. For additional information relating to insurance regulations governing our operations, see "Item 1. Business—Regulatory Matters."
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
White Mountains beneficially owns all of our Class B common shares, representing 96.8% of the voting power of our voting securities and 75.3% of our total equity as of December 31, 2014. As long as White Mountains owns our common shares representing more than 50% of the voting power of our outstanding voting securities, White Mountains will generally be able to determine the outcome of all corporate actions requiring shareholder approval, including the election of directors. Furthermore, we are relying on the "controlled company" exemption under the rules of the New York Stock Exchange, and are therefore not required to have a majority of independent directors on our Board. Of the ten directors on our Board, five are current or former employees, directors or officers of White Mountains, or the Company. White Mountains also has control over the adoption or amendment of provisions in our memorandum of association or bye-laws and the approval of amalgamations, mergers, and other significant corporate transactions. Furthermore, White Mountains will continue to be able to exercise this control as long as its economic equity ownership in us is at least 20%. These factors also may delay or prevent a change in the management or voting control of us.
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
U.S. Treasury Regulations may limit our ability to make acquisitions of U.S.-domiciled companies using corporate stock.
On September 23, 2014, the IRS issued Notice 2014-52, which describes regulations the Treasury Department intends to issue on corporate inversions. Among other provisions, the notice introduces a “cash box rule” that in general reduces a foreign corporation’s value by the percentage of passive assets it holds for the purpose of applying the inversion ownership test. Failure of such test would result in the acquiring corporation being taxed as a U.S. corporation. Should the regulations be enacted as outlined in the Notice, the size of any U.S. company we could acquire for stock would be dramatically reduced without severe adverse tax consequences.
We have significant deferred tax assets, which we may be unable to utilize if we do not generate sufficient future taxable income.
We have a deferred tax asset related to net operating loss carryforwards and tax credit carryforwards at December 31, 2014 that are subject to carryforward limitations in the United States. Utilization of these assets and other assets included in our net deferred tax asset is dependent on generating sufficient future taxable income of the appropriate character (i.e. ordinary income or capital gains) in the appropriate jurisdiction. If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase the valuation allowance in future periods, which could have an adverse effect on our results of operations.
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
Bermuda law differs from the laws in effect in the United States and may afford less protection to shareholders.
We are organized under the laws of Bermuda, and a portion of our assets are located outside the United States. As a result, it may not be possible for our shareholders to enforce court judgments obtained in the United States against us based on the civil liability provisions of the federal or state securities laws of the United States, either in Bermuda or in countries other than the United States where we will have assets. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws.
Our corporate affairs are governed by the Companies Act. The Companies Act differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies generally do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions and derivative actions are generally not available to shareholders under Bermuda law. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against non-controlling shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it.
When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some part of the shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of our shareholders and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States, particularly the State of Delaware. Therefore, our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the United States.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. Our U.S. corporate headquarters are currently located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. We also maintain branch offices in various cities throughout the United States. Our headquarters, U.S. corporate headquarters and branch offices are leased. We also own a building in Canton, Massachusetts, which is subject to a purchase and sale agreement to be sold to a third party. Pursuant to the terms of the purchase and sale agreement, following the closing of the sale, we intend to lease back the portion of the building we currently occupy which houses certain limited corporate functions, as well as field and business operations personnel. The property is classified as held for sale on our December 31, 2014 consolidated balance sheet. Management believes that our office facilities will be suitable and adequate for our current level of operations.

ITEM 3.	LEGAL PROCEEDINGS
The information required with respect to this item can be found in Note 16—"Commitments and Contingencies" of the accompanying consolidated financial statements and is incorporated by reference into this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURE
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Class A common shares of OneBeacon are listed and traded on the New York Stock Exchange (Symbol: OB). Our Class A common shares began trading on November 9, 2006. Prior to such date, there was no established public trading market for our common shares. We also have Class B common shares that are not listed for trading, all of which are held by White Mountains. There is no public market for this class of securities. The closing price per share of the Class A common shares on the New York Stock Exchange on February 24, 2015 was $15.09. As of February 24, 2015, the 23,549,519 outstanding Class A common shares were held by 47 holders of record. During 2014, we paid a quarterly dividend of $0.21 per common share, or $80.0 million in total. On February 25, 2015, the Board declared an ordinary dividend of $0.21 per common share, payable on March 27, 2015 to shareholders of record on March 13, 2015. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend Capacity" and Note 11—"Statutory Capital and Surplus" of the accompanying consolidated financial statements.
The following table presents the range of share prices for our Class A common shares for the periods indicated, and the quarterly dividends declared per share:

	Three months ended
	March 31	June 30	September 30	December 31
2014
Common share price:
High	$16.40	$15.90	$16.41	$16.69
Low	$13.59	$15.11	$14.80	$15.05
Dividends declared	$0.21	$0.21	$0.21	$0.21

2013
Common share price:
High	$14.77	$15.27	$14.80	$16.23
Low	$12.62	$12.98	$14.09	$14.29
Dividends declared	$0.21	$0.21	$0.21	$0.21
White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of our Class A common shares in an initial public offering. Prior to the initial public offering, we were a wholly-owned subsidiary of White Mountains. As of December 31, 2014, White Mountains owned 75.3% of our common shares.
Purchases of Equity Securities by the Issuer
On August 22, 2007, the Board authorized us to repurchase up to $200.0 million of our Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the years ended December 31, 2014, 2013 and 2012, no shares were repurchased. As of December 31, 2014, an aggregate of 5.6 million Class A common shares under this program were repurchased for $112.3 million and retired.

Stock Performance Graph
The following chart compares the total return on a cumulative basis of $100 invested in our Class A common shares on December 31, 2009 to the Standard & Poor's 500 Stock Index and the Standard & Poor's Property and Casualty Insurance Index. The following chart includes reinvestment of dividends.
Comparison of Five Year Cumulative Total Return

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth our selected consolidated financial information for the dates indicated. We have derived the selected consolidated financial information presented below as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 from our consolidated financial statements. See Note 2—"Acquisitions and Dispositions" and Note 18—"Discontinued Operations" of the accompanying consolidated financial statements.

	Year ended December 31,
	2014	2013	2012	2011	2010
Summary Income Statement Data:	(in millions, except per share amounts)
Net written premiums	$1,216.9	$1,088.6	$1,179.2	$1,062.7	$1,167.7
Revenues
Earned premiums	$1,177.1	$1,120.4	$1,132.0	$1,012.2	$1,181.1
Net investment income	41.7	41.1	53.6	71.4	96.6
Net realized and change in unrealized investment gains	40.4	49.4	55.7	10.6	74.6
Net other revenues (expenses)	5.8	31.2	(0.5)	(12.4)	(0.6)
Total revenues	1,265.0	1,242.1	1,240.8	1,081.8	1,351.7
Expenses
Loss and loss adjustment expenses	815.1	622.1	650.0	548.3	685.6
Policy acquisition and other underwriting expenses	382.5	413.7	454.6	383.5	448.2
General and administrative expenses	13.8	12.0	13.4	9.8	12.9
Interest expense	13.0	13.0	16.9	20.5	29.6
Total expenses	1,224.4	1,060.8	1,134.9	962.1	1,176.3
Pre-tax income from continuing operations	40.6	181.3	105.9	119.7	175.4
Income tax (expense) benefit	14.6	(34.3)	(8.4)	(14.8)	(25.1)
Net income from continuing operations	55.2	147.0	97.5	104.9	150.3
Loss from discontinued operations, net of tax	(1.8)	(46.6)	(24.3)	(29.6)	(30.4)
(Loss) gain from sale of discontinued operations, net of tax	(18.8)	46.6	(91.0)	(19.2)	—
Net income (loss) including noncontrolling interests	34.6	147.0	(17.8)	56.1	119.9
Less: Net income attributable to noncontrolling interests	(1.1)	(1.0)	(1.4)	(1.0)	(1.6)
Net income (loss) attributable to OneBeacon's common shareholders	33.5	146.0	(19.2)	55.1	118.3
Net change in benefit plan assets and obligations, net of tax	(12.0)	20.6	(2.9)	(11.2)	6.5
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$21.5	$166.6	$(22.1)	$43.9	$124.8

Basic and diluted earnings (loss) per share attributable to OneBeacon's common shareholders:
Net income from continuing operations per share	$0.56	$1.52	$1.00	$1.08	$1.57
Loss from discontinued operations, net of tax, per share	(0.02)	(0.49)	(0.25)	(0.30)	(0.32)
(Loss) gain from sale of discontinued operations, net of tax, per share	(0.19)	0.49	(0.96)	(0.20)	—
Net income (loss) attributable to OneBeacon's common shareholders per share	$0.35	$1.52	$(0.21)	$0.58	$1.25

Weighted average number of common shares outstanding(1)	94.7	94.5	94.5	94.4	94.8

Cash dividends declared per common share	$0.84	$0.84	$0.84	$1.84	$3.34
_______________________________________________________________________________

(1)
Weighted average common shares outstanding includes the impact of unvested restricted shares as well as the impact of repurchases of Class A common shares made under the Company's share repurchase authorization.

	Year ended December 31,
	2014	2013	2012	2011	2010(3)
	(in millions)
Underwriting Ratios:(1)(2)
Consolidated Insurance Operations
Loss and LAE ratio	69.2%	55.5%	57.4%	54.2%	58.0%
Expense ratio	32.5	36.9	40.1	37.9	38.0
Combined ratio	101.7%	92.4%	97.5%	92.1%	96.0%

Specialty Products
Loss and LAE ratio	78.7%	56.4%	57.2%	51.2%	50.5%
Expense ratio	30.0	36.8	40.7	37.5	35.9
Combined ratio	108.7%	93.2%	97.9%	88.7%	86.4%

Specialty Industries
Loss and LAE ratio	60.1%	54.7%	57.7%	57.7%	61.1%
Expense ratio	34.9	37.0	39.4	38.3	41.8
Combined ratio	95.0%	91.7%	97.1%	96.0%	102.9%

Summary Balance Sheet Data:
Total cash and investments	$2,614.0	$2,533.0	$2,335.4	$2,762.5	$3,299.6
Total assets	3,579.4	5,211.6	5,401.5	5,821.6	6,166.7
Loss and LAE reserves	1,342.2	1,054.3	1,000.0	3,358.6	3,295.5
Unearned premiums	588.3	544.9	573.8	528.0	627.5
Debt	274.7	274.7	274.7	269.7	419.6
OneBeacon's common shareholders' equity	1,047.0	1,104.3	1,014.5	1,099.8	1,229.0
OneBeacon's common shareholders' equity and noncontrolling interests	1,050.5	1,107.4	1,017.3	1,113.9	1,248.9
_______________________________________________________________________________

(1)	Excludes the results of discontinued operations for all periods presented.

(2)
Underwriting ratios are used to measure the components of underwriting profitability and include: The loss and LAE ratio, calculated by dividing loss and LAE by earned premiums; the expense ratio, calculated by dividing policy acquisition and other underwriting expenses by earned premiums; and the combined ratio, the sum of the loss and LAE ratio and the expense ratio.

(3)
The consolidated loss and LAE, expense and combined ratios for the years ended December 31, 2010 include the results from personal lines that were sold in 2010, which are included in the Investing, Financing and Corporate segment.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 68 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
Overview—Year ended December 31, 2014 versus year ended December 31, 2013
We ended 2014 with a book value per share of $10.99, reflecting a 2.2% increase, including quarterly dividends of $0.21 per share, on an internal rate of return basis for the year ended December 31, 2014.
Net income attributable to OneBeacon's common shareholders was $33.5 million for 2014, which was significantly impacted by an increase in loss and loss adjustment expense (LAE) reserves recorded in the fourth quarter of 2014 of $109.2 million, as noted below in "Fourth Quarter Loss and LAE Reserve Increase."
Pre-tax underwriting loss was $20.5 million for 2014, reflecting a combined ratio of 101.7%, which was adversely impacted by the 2014 fourth quarter reserve increase, compared to pre-tax underwriting income of $84.6 million for 2013, reflecting a combined ratio of 92.4%. Pre-tax net investment results were $82.1 million for 2014, representing a 3.4% total return on average invested assets, compared to $90.5 million for 2013, representing a 3.8% total return on average invested assets.
Our book value was also adversely impacted by $20.6 million associated with discontinued operations, driven primarily by valuation adjustments related to the surplus notes provided in conjunction with the financing of the Runoff Transaction.
The change in book value during 2014 was also impacted by after-tax other comprehensive loss of $12.0 million, driven by changes in our pension actuarial assumptions, compared to $20.6 million of after-tax other comprehensive income in 2013, driven by higher investment returns and discount rate assumptions. Additionally, our 2014 net income included a $5.0 million tax benefit resulting from the settlement of an IRS examination for tax years 2005 and 2006.
2014 Fourth Quarter Loss and LAE Reserve Increase
Through the first nine months of 2014, we recorded $14.3 million of unfavorable loss and LAE reserve development, driven by greater-than-expected large losses in several underwriting operating segments, primarily in the professional and management liability lines within Professional Insurance. This large loss activity, which occurred mostly during the second and third quarters of 2014, also impacted the current accident year loss and LAE estimates. Additionally, we incurred higher-than-usual claim coverage determination costs, a component of LAE expenses, during the first nine months of 2014. Other underwriting operating segments also reported increased claim activity, including Entertainment, Government Risks, and Accident.
Since the increased level of loss and LAE activity continued into the early part of the fourth quarter, the high level of activity in the second and third quarters no longer seemed to be isolated occurrences. As such, during the fourth quarter of 2014, we enhanced our actuarial and claims review in several areas. We isolated the recent large loss activity in each of our underwriting operating segments and examined the emergence of large losses relative to the timing and amounts of expected large losses. We also conducted additional analyses in the lawyers' professional liability line within the Professional Insurance underwriting operating segment. These new analyses included a claim level review and the application of additional actuarial methods and loss development assumptions. The results of these analyses indicated that the assumed tail risk included in the loss development patterns used to record IBNR reserves for this line were insufficient and needed to be increased for remaining long-tail exposures. Our claims and actuarial staff also conducted an in-depth review of coverage determination, litigation, and other claim-specific adjusting expenses as a result of an emerging trend of increased expenses in these areas over recent quarters, particularly coverage determination expenses. This review concluded that the ultimate costs of these loss adjustment expenses were larger than previously estimated, causing management to record an increase in estimated LAE expenses, primarily in Professional Insurance. Finally, we also recorded unfavorable prior year development in other underwriting units, including Entertainment and Government Risks. The unfavorable loss development in Entertainment and Government Risks resulted from heavier than expected claim activity during the fourth quarter, predominantly in the general liability and commercial auto liability lines.

As a result of these enhanced actuarial and claim reviews conducted during the fourth quarter and in order to fully reflect these recent trends, we recorded a $109.2 million increase in loss and LAE reserves, which included a $75.5 million increase in prior accident year loss and LAE reserves and a $33.7 million increase in the current accident year loss and LAE reserves which were previously recorded at September 30, 2014. The components of the 2014 fourth quarter loss and LAE reserve increase and the net loss and LAE development for the full year are provided below:

	2014 Fourth Quarter Reserve Increase			Full Year 2014 Net Prior Year Development
Underwriting Operating Segment	Current Accident Year	Prior Accident Years	Total
Professional Insurance	$22.9	$46.4	$69.3	$59.1
Specialty Property	(1.1)	5.7	4.6	1.1
Crop	3.8	—	3.8	—
Other	2.8	(0.4)	2.4	1.6
Specialty Products	28.4	51.7	80.1	61.8

Entertainment	1.5	11.6	13.1	13.5
Government Risks	1.2	7.1	8.3	8.5
Accident	—	3.5	3.5	6.0
Other	2.6	1.6	4.2	—
Specialty Industries	5.3	23.8	29.1	28.0
Total	$33.7	$75.5	$109.2	$89.8
As noted above, we increased our provision for current accident year losses and LAE by $33.7 million in the fourth quarter of 2014. In recording the change in estimate of our loss and LAE reserve provision for the 2014 accident year, we considered the results of the enhanced actuarial and claim review and the fact that reported large claims were approaching estimated ultimate large losses sooner than originally expected. Of the $33.7 million increase, $29.9 million reflects an increase in management's best estimate of current year loss and LAE as of December 31, 2014 from those amounts recorded in the first nine months of 2014. This increase primarily affected the Professional Insurance underwriting operating segment, which represented $22.9 million of the total provision. The remaining $3.8 million is related to an increase in estimated losses in the Crop underwriting operating segment from higher-than-expected reports of crop losses that emerged in the fourth quarter.
Overview—Year ended December 31, 2013 versus year ended December 31, 2012
We ended 2013 with a book value per share of $11.58, reflecting an increase of 17.3%, including quarterly dividends of $0.21 per share, on an internal rate of return basis for the year ended December 31, 2013.
Net income attributable to OneBeacon's common shareholders was $146.0 million for 2013, compared to a net loss of $19.2 million for 2012, which included a $91.5 million estimated after tax loss on sale for the Runoff Transaction and a $24.3 million loss from discontinued operations. Pre-tax underwriting income was $84.6 million for 2013, reflecting a combined ratio of 92.4%, compared to pre-tax underwriting income of $27.4 million for 2012, reflecting a combined ratio of 97.5%, which included catastrophe losses and reinstatement premiums resulting from the impact of Superstorm Sandy, which made landfall in the mid-Atlantic and northeastern regions of the United States in October 2012. Pre-tax net investment results were $90.5 million for 2013, representing a 3.8% total return on average invested assets, compared to $109.3 million for 2012, representing a 4.4% total return on average invested assets.
Additionally, our 2013 net income included a $23.0 million pre-tax gain from the sale of Essentia Insurance Company (Essentia), a $6.8 million tax benefit relating to the restructuring of a surplus note with our Houston General Insurance Exchange (HGIE) reciprocal (Reciprocal Note Restructure), and $4.0 million of pre-tax income from a licensing agreement related to the extension of a transition services agreement with the buyer of our personal lines business (Licensing Arrangement).
The change in book value during 2013 was also impacted by other comprehensive income of $20.6 million, driven by higher investment returns and discount rate assumptions for our benefit plan assets and obligations, compared to $2.9 million of other comprehensive loss in 2012.

Book Value Per Share
The following table presents our book value per share:

	December 31,
	2014	2013	2012
	(in millions except per share amounts)
Numerator
OneBeacon's common shareholders' equity	$1,047.0	$1,104.3	$1,014.5
Denominator
Common shares outstanding(1)	95.3	95.4	95.4
Book value per share	$10.99	$11.58	$10.63

Dividends paid per share	$0.84	$0.84	$0.84
_______________________________________________________________________________

(1)	Common shares outstanding includes unvested restricted shares.
Results of Operations
Review of Consolidated Results
A summary of our consolidated financial results is as follows:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Net written premiums	$1,216.9	$1,088.6	$1,179.2
Revenues
Earned premiums	$1,177.1	$1,120.4	$1,132.0
Net investment income	41.7	41.1	53.6
Net realized and change in unrealized investment gains	40.4	49.4	55.7
Net other revenues (expenses)	5.8	31.2	(0.5)
Total revenues	1,265.0	1,242.1	1,240.8
Expenses
Loss and LAE	815.1	622.1	650.0
Policy acquisition expenses	203.3	208.9	249.4
Other underwriting expenses	179.2	204.8	205.2
General and administrative expenses	13.8	12.0	13.4
Interest expense	13.0	13.0	16.9
Total expenses	1,224.4	1,060.8	1,134.9
Pre-tax income from continuing operations	40.6	181.3	105.9
Income tax (expense) benefit	14.6	(34.3)	(8.4)
Net income from continuing operations	55.2	147.0	97.5
(Loss) from discontinued operations, net of tax	(1.8)	(46.6)	(24.3)
(Loss) gain from sale of discontinued operations, net of tax	(18.8)	46.6	(91.0)
Net income (loss) including noncontrolling interests	34.6	147.0	(17.8)
Less: Net income attributable to noncontrolling interests	(1.1)	(1.0)	(1.4)
Net income (loss) attributable to OneBeacon's common shareholders	33.5	146.0	(19.2)
Net change in benefit plan assets and obligations, net of tax	(12.0)	20.6	(2.9)
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$21.5	$166.6	$(22.1)

A summary of our consolidated underwriting income and pre-tax income from continuing operations is as follows:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Earned premiums	$1,177.1	$1,120.4	$1,132.0
Loss and LAE	(815.1)	(622.1)	(650.0)
Policy acquisition expenses	(203.3)	(208.9)	(249.4)
Other underwriting expenses	(179.2)	(204.8)	(205.2)
Total underwriting income (loss)	(20.5)	84.6	27.4
Net investment income	41.7	41.1	53.6
Net realized and change in unrealized investment gains	40.4	49.4	55.7
Net other revenues (expenses)	5.8	31.2	(0.5)
General and administrative expenses	(13.8)	(12.0)	(14.7)
Interest expense	(13.0)	(13.0)	(16.0)
Pre-tax income from continuing operations	$40.6	$181.3	$105.5
The following table provides our consolidated underwriting ratios for our continuing operations:

	Year ended December 31,
	2014	2013	2012
Underwriting ratios:
Loss and LAE	69.2%	55.5%	57.4%
Expense	32.5	36.9	40.1
Total combined ratio	101.7%	92.4%	97.5%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	2014	2013	2012
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.2 pts	0.8 pts	4.2 pts
Prior year loss reserve development	7.6 pts	—	(0.7) pts
The following table provides the impact to our book value from the net change in benefit plan assets and obligations:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Discount rate change for pension plans	$(11.1)	$14.7	$(11.3)
Change in mortality table for pension plans	(6.5)	(1.6)	—
Investment performance for pension plans	(0.2)	17.2	4.5
Other changes	(0.7)	1.4	2.3
Net change in benefit plan assets and obligations, pre-tax	(18.5)	31.7	(4.5)
Income tax benefit (expense)	6.5	(11.1)	1.6
Net change in benefit plan assets and obligations, net of tax	$(12.0)	$20.6	$(2.9)
Consolidated Results—Year ended December 31, 2014 versus year ended December 31, 2013
Our 2014 comprehensive income attributable to OneBeacon's common shareholders of $21.5 million decreased $145.1 million compared to 2013, with the change driven primarily by decreases of $105.1 million in pre-tax underwriting results, $32.6 million in other comprehensive income related to our pension plans, and $8.4 million in pre-tax investment results, offset in part by a $48.9 million favorable change in income taxes. Also driving the decrease in comprehensive income was a $20.6 million unfavorable change related to discontinued operations (see "Results of Operations—Discontinued Operations") and a $25.4 million decrease in other revenue, as 2013 included a $23.0 million pre-tax gain from the sale of Essentia and $4.0 million of pre-tax income from the Licensing Arrangement.
Our total revenues of $1,265.0 million for 2014 increased $22.9 million from $1,242.1 million for 2013, due primarily to an increase in earned premiums of $56.7 million, or 5.1%, as increased earned premiums in our newer underwriting operating segments more than offset the absence of Collector Cars and Boats earned premiums in 2014, resulting from our exit from that business in connection with our sale of Essentia in 2013. The increase in total revenues from growth in earned premiums was partially offset by a decrease in other revenue of $25.4 million, as 2013 included the gain on sale of Essentia and the Licensing Arrangement, and a decrease of $8.4 million investment pre-tax results compared to 2013. Total expenses increased to $1,224.4 million for 2014 from $1,060.8 million for 2013, resulting primarily from an increase in loss and LAE of $193.0 million to $815.1 million for 2014, impacted by the 2014 fourth quarter reserve increase as well as loss provisions associated with the increase in earned premium and other factors discussed below in "Underwriting Results."
Written Premiums
Consolidated net written premiums increased 11.8% to $1,216.9 million in 2014, resulting primarily from growth in net written premiums from our newer businesses, particularly Crop, Programs and Surety. Excluding the $79.5 million increase in net written premiums for these newer businesses, as well as an increase of $11.7 million in net written premiums related to Star & Shield Insurance Exchange (Star & Shield), a White Mountains affiliate, premiums grew by 3.5% in 2014.
Underwriting Results
Our pre-tax underwriting loss was $20.5 million for 2014, reflecting a combined ratio of 101.7%, compared to pre-tax underwriting income of $84.6 million for 2013, reflecting a combined ratio of 92.4%.
Our combined ratio for 2014 of 101.7% reflected a 69.2% loss and LAE ratio and a 32.5% expense ratio, which compared to a combined ratio for 2013 of 92.4%, consisting of a 55.5% loss and LAE ratio and a 36.9% expense ratio.
The 13.7 point increase in the loss and LAE ratio was substantially a result of the items included in the 2014 fourth quarter reserve increase, which had a 9.3 point impact on the combined ratio, and was comprised of a 5.7 point increase in current accident year non-catastrophe losses, a 7.6 point increase in adverse prior year loss reserve development, and a 0.4 point increase in catastrophe losses. Current accident year non-catastrophe losses for 2014 were $711.5 million, or 60.4 points, reflecting the impact of the 2014 fourth quarter reserve increase, compared to $613.0 million, or 54.7 points, for 2013, which was positively impacted by the lower loss and LAE ratio in the Collector Cars and Boats business. Net unfavorable prior year loss and LAE reserve development was $89.8 million, or 7.6 points, for 2014, of which $75.5 million, or 6.4 points, related to the 2014 fourth quarter reserve increase. Of the net unfavorable loss and LAE reserve development resulting from the 2014 fourth quarter reserve increase, $46.4 million related to Professional Insurance, primarily professional liability (including lawyers professional liability) and management liability, and to a lesser extent Entertainment, Government Risks, Specialty Property, Accident, and our inland marine business within IMU. The remaining net unfavorable prior year loss and LAE reserve development for 2014 primarily related to unfavorable development recognized prior to the 2014 fourth quarter also in our professional liability and management liability businesses included within Professional Insurance, offset in part by favorable development in our healthcare business included within Professional Insurance. This compared to no net favorable loss reserve development for 2013, as unfavorable development on a few large claims in both Specialty Property and Entertainment was offset by favorable development in Professional Insurance, IMU and Technology. Catastrophe losses were $13.8 million, or 1.2 points, for 2014, primarily resulting from wind and thunderstorms in the southern, central and eastern United States, as well as ice and snow storms in the midwestern and northeastern United States, compared to $9.1 million, or 0.8 points, for 2013, primarily resulting from storms in the southern United States and rainstorms in Colorado.
The expense ratio improved 4.4 points to 32.5% for 2014, which was primarily driven by a 2.4 point decrease in the incentive compensation accrual resulting from the 2014 fourth quarter reserve increase. Additionally, the improvement in the expense ratio reflected the beneficial impact of higher earned premiums in 2014 and decreased non-claims litigation expense, partially offset by the 2013 beneficial impact of the transition services agreement with the buyer of our personal lines business in 2013.
Investments
Net investment income increased to $41.7 million for 2014, compared to $41.1 million for 2013. Net realized and change in unrealized investment gains decreased to $40.4 million, compared to $49.4 million in 2013, as a decreased return in 2014 in the common equity securities portfolio driven by lower equity market returns more than offset improvements in 2014 in the fixed maturity portfolio return as the 2013 results were adversely impacted by increases in interest rates.

Income Taxes
Our income tax expense related to pre-tax income from continuing operations for 2014 and 2013 represented net effective tax rates of (36.0)% and 18.9%, respectively. The effective tax rates for 2014 and 2013, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate and, for the 2014 period, a $5.0 million favorable settlement of the 2005-2006 IRS exam. The rate for 2013 was impacted by a $6.8 million tax benefit associated with the Reciprocal Note Restructure. The effective tax rate on non-U.S. income for 2014 and 2013 was 1.4% and 0.5%, respectively.
Net Change in Benefit Plan Assets and Liabilities
The net change in benefit plan assets and obligations, net of tax, reduced our comprehensive income by $12.0 million in 2014, primarily reflecting the impact of a decrease in the discount rate, as well a change in the mortality assumptions, used to estimate our pension plan projected benefit obligation. This compared to an increase in comprehensive income in 2013 of $20.6 million, primarily reflecting the impact of positive investment returns and an increase in the discount rate used to estimate our qualified pension plan projected benefit obligation.
Reinsurance Protection
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
For 2014, our net combined ratio was higher than our gross combined ratio by 1.5 points as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
Consolidated Results—Year ended December 31, 2013 versus year ended December 31, 2012
Our 2013 comprehensive income attributable to OneBeacon's common shareholders of $166.6 million increased $188.7 million compared to 2012, with the change driven by a $115.3 million improvement in the after-tax results of discontinued operations, substantially all of which related to the loss in 2012 from the Runoff Transaction. Additionally, we recognized a $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia in 2013, a $6.8 million tax benefit from the Reciprocal Note Restructure, and a $4.0 million pre-tax benefit related to the Licensing Arrangement. These improvements to comprehensive income (loss) for 2013 were offset significantly by an $18.8 million decrease in pre-tax net investment results, primarily driven by changes in the market value of our fixed maturity portfolio as a result of increases in interest rates. The $20.6 million net change in benefit plan assets and obligations, net of tax, in 2013 primarily reflects the impact of positive investment returns and an increase in the discount rate used to estimate our qualified pension plan projected benefit obligation in 2013, as compared to a $2.9 million after tax decrease in our pension plans in 2012 driven by an increase in the plan's projected benefit obligation, resulting from a lower discount rate, offset by positive investment returns.
Our total revenues of $1,242.1 million for 2013 were flat compared to $1,240.8 million for 2012, as decreases in earned premiums and net investment results were offset by an increase in other revenues resulting from the sale of Essentia and the Licensing Arrangement. Expenses decreased to $1,060.8 million for 2013, compared to $1,134.9 million for 2012, resulting primarily from decreased policy acquisition expenses and net loss and LAE as discussed below in "Underwriting Results."
Written Premiums
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
Underwriting Results
Our pre-tax underwriting income was $84.6 million for 2013, reflecting a combined ratio of 92.4%, compared to $27.4 million for 2012, reflecting a combined ratio of 97.5%.
Our combined ratio for 2013 of 92.4% reflected a 55.5% loss and LAE ratio and a 36.9% expense ratio, and represented a significant improvement over the combined ratio reported for 2012 of 97.5%, consisting of a 57.4% loss and LAE ratio and a 40.1% expense ratio.

The 1.9 point decrease in the loss and LAE ratio for 2013, compared to 2012, was driven by significantly lower catastrophe losses, offset in part by less favorable loss reserve development compared to 2012. Catastrophe losses were $9.1 million, or 0.8 points, for 2013, primarily resulting from storms in the southern United States and rainstorms in Colorado, compared to $47.7 million, or 4.2 points, for 2012, primarily related to Superstorm Sandy. There was no net loss reserve development for 2013, as unfavorable development on a few large claims in both Specialty Property and Entertainment was offset by favorable development in Professional Insurance, IMU and Technology. This compared to favorable loss reserve development of $7.4 million, or 0.7 points, for 2012, primarily resulting from favorable development in Technology and Professional Insurance that was partially offset by adverse development within Specialty Property and Energy.
The expense ratio improved 3.2 points to 36.9% for 2013. Our expense ratio was positively impacted by a $40.5 million, or 3.4 points, decrease in policy acquisition expenses for 2013, compared to 2012, driven by our exit of the Collector Cars and Boats business, which carried a high acquisition expense ratio related to contingent commissions. Our other underwriting expense ratio remained relatively flat, as decreased fringe benefits and information technology expenses were offset by increased non-claims litigation expenses and incentive compensation accruals in 2013.
Investments
Net investment income decreased to $41.1 million for 2013, compared to $53.6 million for 2012, primarily due to lower investment yields on new purchases during 2013 and a slight decline in average invested assets, including invested assets reclassified to assets held for sale. The decline in average invested assets since December 31, 2012 was driven by $102.3 million of losses paid related to the Runoff Business, as well as dividends paid to shareholders. Net realized and change in unrealized investment gains decreased to $49.4 million in 2013, compared to $55.7 million in 2012, driven by increasing interest rates partially offset by favorable equity market fluctuations.
Interest Expense
Interest expense decreased from $16.9 million in 2012 to $13.0 million in 2013, reflecting the lower interest rate of 4.6% on our senior notes for 2013 compared to an interest rate of 5.875% on senior notes prior to their refinancing in the fourth quarter of 2012.
Income Taxes
Our income tax expense related to pre-tax income from continuing operations for 2013 and 2012 represented net effective tax rates of 18.9% and 7.9%, respectively. The effective tax rate for 2013 was lower than the U.S. statutory rate of 35% due to a reduction in the valuation allowance as a result of the $6.8 million tax benefit associated with the restructuring of a surplus note with HGIE and income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. The effective tax rate for the year ended December 31, 2012 was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. The effective tax rate on non-U.S. income for 2013 and 2012 was 0.5% and 0.6%, respectively, and the effective tax rate on U.S. income was 28.1% and 26.1%, respectively.
Reinsurance protection
For 2013, our net combined ratio was higher than our gross combined ratio by 1.9 points as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
Summary of Operations By Segment
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of eight operating segments, including our Crop business which we started writing in late 2013, as well as the Collector Cars and Boats underwriting operating segment that was exited in 2013, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. See "Item 1. Business—Insurance Business—Specialty Products" for further discussion of the Specialty Products segment, including descriptions of its underwriting operating segments.
The Specialty Industries segment is comprised of six underwriting operating segments, including the Energy underwriting operating segment that was exited in 2013, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. See "Item 1. Business—Insurance Business—Specialty Industries" for further discussion of the Specialty Industries segment, including descriptions of its underwriting operating segments.
The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and our intermediate subsidiaries, including the 100% quota share reinsurance agreement with OBIC, which cedes the losses associated with our legacy Runoff Business to

OBIC, one of the transferred entities that was sold as part of the Runoff Transaction and was an indirect wholly-owned subsidiary of Armour as of December 31, 2014. There is no net retention of the legacy Runoff Business to OneBeacon.
Specialty Products
Financial results for our Specialty Products reportable segment were as follows:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Net written premiums	$606.9	$509.6	$630.9

Earned premiums	$582.1	$553.5	$604.0
Loss and LAE	(457.9)	(312.3)	(345.6)
Policy acquisition expenses	(96.2)	(106.3)	(150.3)
Other underwriting expenses	(78.4)	(97.4)	(96.2)
Total underwriting income (loss)	(50.4)	37.5	11.9
Net other revenues	0.9	0.3	0.4
General and administrative expenses	0.2	—	—
Pre-tax income (loss) from continuing operations	$(49.3)	$37.8	$12.3
The following table provides underwriting ratios for Specialty Products:

	Year ended December 31,
	2014	2013	2012
Underwriting ratios:
Loss and LAE	78.7%	56.4%	57.2%
Expense	30.0	36.8	40.7
Total combined ratio	108.7%	93.2%	97.9%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	Year ended December 31,
	2014	2013	2012
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.0 pts	0.6 pts	3.8 pts
Prior year loss reserve development	10.6 pts	1.1 pts	(0.3) pts
Specialty Products—Year ended December 31, 2014 versus year ended December 31, 2013
Net written premiums for Specialty Products increased to $606.9 million for 2014 from $509.6 million for 2013, due largely to increases of $30.8 million from our Crop business, the majority of which was MPCI crop revenue coverage, $30.3 million from Programs, and $18.4 million from Surety, all of which are newer underwriting operating segments. Additionally, we recorded an increase in net written premiums of $11.7 million related to Star & Shield, representing business assumed from our White Mountains affiliate under a 100% quota share agreement that expired on December 31, 2014. Partially offsetting these increases was an $8.2 million decrease in Specialty Property.
The Specialty Products combined ratio for 2014 increased to 108.7% from 93.2% for 2013, as the loss and LAE ratio increased by 22.3 points to 78.7% and the expense ratio decreased by 6.8 points to 30.0%.
The 22.3 point increase in the loss and LAE ratio, substantially a result of the items included in the 2014 fourth quarter reserve increase which had a 13.8 point unfavorable impact on the combined ratio, was comprised of a 12.4 point increase in current accident year non-catastrophe losses, a 9.5 point increase in net unfavorable prior year loss reserve development, and a 0.4 point increase in catastrophe losses. The current accident year non-catastrophe loss ratio for 2014 was 67.1%, which included the impact of the 2014 fourth quarter reserve increase as well as a large loss in Specialty Property and an elevated Crop ratio due to lower commodity prices, compared to 54.7% for 2013, which benefited from the low loss and LAE ratio experienced in the Collector Cars and Boats business that had a significant runoff of earned premium in 2013. The 2014 results included 10.6 points of net unfavorable prior year loss reserve development, of which 8.9 points related to the 2014 fourth quarter reserve increase, primarily driven by professional liability (including lawyers professional liability) and management liability within Professional Insurance and by Specialty Property. The remaining amount of net unfavorable prior year loss reserve development for 2014 was primarily driven by unfavorable development recorded prior to the 2014 fourth quarter also in our professional liability and management liability businesses included within Professional Insurance, offset in part by favorable development in our healthcare business included within Professional Insurance.
Net unfavorable prior year loss reserve development in 2013 of 1.1 points, primarily related to a few large claims in Specialty Property, reduced in part by favorable prior year loss reserve development in the healthcare business included in Professional Insurance. The 2014 results also included 1.0 point of catastrophe losses, primarily related to wind and thunderstorms in the midwestern and southern United States impacting Professional Insurance and Programs, as well as ice and snow storms in the midwestern and northeastern United States primarily impacting the financial services business within Professional Insurance, which compared with 0.6 points of catastrophe losses in 2013 primarily related to storms in the southern and midwestern United States impacting Professional Insurance and Collector Cars and Boats.
The 6.8 point decrease in the expense ratio for 2014, compared to 2013, was primarily driven by a decrease in the incentive compensation accrual resulting from the 2014 fourth quarter reserve increase, and to a lesser extent reflective of the beneficial impact of higher earned premiums in 2014, and decreased non-claims litigation expense, partially offset by the prior year beneficial impact of the transition services agreement with the buyer of our personal lines business in 2013.
Specialty Products—Year ended December 31, 2013 versus year ended December 31, 2012
Net written premiums for Specialty Products decreased to $509.6 million for 2013 from $630.9 million for 2012. The decrease was due to a decline in net written premiums of $180.3 million from our Collector Cars and Boats underwriting operating segment that we exited January 1, 2013. This decrease was offset, in part, by increases in net written premiums of $20.2 million from Programs which we began writing in 2012, $8.8 million from Surety which we also began writing in 2012, $8.2 million from Professional Insurance primarily related to management liability, $6.4 million from Specialty Property, $5.3 million from Environmental which we began writing in 2011, $0.8 million from Tuition Reimbursement, and $9.3 million related to our new businesses, including Crop.
The Specialty Products combined ratio for 2013 decreased to 93.2% from 97.9% for 2012, as the loss and LAE ratio decreased by 0.8 points to 56.4% and the expense ratio decreased by 3.9 points to 36.8%.
The decrease in the loss and LAE ratio was due primarily to a 3.2 point decrease in catastrophe losses, offset by 1.1 points of net unfavorable prior year loss reserve development primarily related to a few large claims in Specialty Property, reduced in part by favorable prior year loss reserve development in the healthcare business included in Professional Insurance. This compared to 0.3 points of favorable prior year loss reserve development in 2012, primarily related to Professional Insurance, offset in part by adverse prior year loss reserve development for Specialty Property. The year ended December 31, 2013 included 0.6 points of catastrophe losses, primarily related to storms in the southern and midwestern United States impacting Professional Insurance and Collector Cars and Boats, compared with 3.8 points of catastrophe losses in 2012, primarily related to Superstorm Sandy impacting primarily Specialty Property, Professional Insurance, and Collector Cars and Boats.
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

Specialty Industries
Financial results for our Specialty Industries reportable segment were as follows:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Net written premiums	$610.0	$579.0	$548.3

Earned premiums	$595.0	$566.9	$528.0
Loss and LAE	(357.2)	(309.8)	(304.4)
Policy acquisition expenses	(107.1)	(102.6)	(99.1)
Other underwriting expenses	(100.8)	(107.4)	(109.0)
Total underwriting income	29.9	47.1	15.5
Net other revenues (expenses)	1.1	1.1	(0.8)
General and administrative expenses	(2.3)	(2.4)	(1.9)
Pre-tax income from continuing operations	$28.7	$45.8	$12.8
The following table provides underwriting ratios for Specialty Industries:

	Year ended December 31,
	2014	2013	2012
Underwriting ratios:
Loss and LAE	60.1%	54.7%	57.7%
Expense	34.9	37.0	39.4
Total combined ratio	95.0%	91.7%	97.1%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	Year ended December 31,
	2014	2013	2012
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.3 pts	1.0 pts	4.7 pts
Prior year loss reserve development	4.7 pts	(1.1) pts	(1.1) pts
Specialty Industries—Year ended December 31, 2014 versus year ended December 31, 2013
Net written premiums for Specialty Industries increased to $610.0 million for 2014 from $579.0 million for 2013. The increase in 2014 was primarily due to increases in net written premiums of $11.8 million from our Entertainment underwriting operating segment, $11.6 million from IMU, and $7.5 million from Accident.
The Specialty Industries combined ratio for 2014 increased to 95.0% compared to 91.7% for 2013, as the loss and LAE ratio increased by 5.4 points to 60.1% and the expense ratio decreased 2.1 points to 34.9%.
The 5.4 point increase in the loss and LAE ratio was comprised of a 0.7 point decrease in current accident year non-catastrophe losses that was more than offset by a 5.8 point unfavorable change in prior year loss reserve development and a 0.3 point increase in catastrophe losses. The current accident year non-catastrophe loss ratio for 2014 was 54.1%, which included the impact of the 2014 fourth quarter reserve increase, compared to 54.8% for 2013, which included several large losses related to the inland marine business within IMU, as well as a large claim in Government Risks. The 2014 results included 4.7 points of net unfavorable prior year loss reserve development primarily related to Entertainment, Government Risks, the transportation business within Accident, and our inland marine business within IMU, all of which were driven by the 2014 fourth quarter reserve increase. This unfavorable prior year loss reserve development in 2014 was partially offset by favorable prior year loss reserve development in our ocean marine business within IMU. This compared to 1.1 points of net favorable prior year loss reserve development in 2013 primarily related to our ocean marine business included in IMU and to Technology, offset in part by a few large claims in Entertainment. The 2014 results also included 1.3 points of catastrophe losses, primarily related to wind and thunderstorms in the southern, central and eastern United States impacting IMU, as well as ice and snow storms in the midwestern United States impacting Technology and IMU. This compared to 1.0 point of catastrophe losses in 2013, primarily related to storms in the midwestern and southern United States impacting our inland marine business included in IMU, as well as impacting Government Risks and Technology, and rainstorms in Colorado impacting our inland marine business included in IMU.
The 2.1 point decrease in the expense ratio was primarily driven by a decrease in the incentive compensation accrual resulting from the 2014 fourth quarter reserve increase, and to a lesser extent reflective of the beneficial impact of higher earned premiums in 2014.
Specialty Industries—Year ended December 31, 2013 versus year ended December 31, 2012
Net written premiums for Specialty Industries increased to $579.0 million in 2013 from $548.3 million in 2012. The increase in 2013 was due to increases in net written premiums of $21.1 million from our Government Risks underwriting operating segment, $20.9 million from IMU (which includes $6.2 million of energy business net written premiums that were included in Energy in 2012), $10.8 million from Technology, $5.4 million from Entertainment, and $3.9 million from Accident, which were primarily due to rate increases and new business, as well as solid retention levels. These increases were partially offset by a $25.2 million decrease in net written premiums from the Energy underwriting operating segment, which we exited in 2013.
The Specialty Industries combined ratio for 2013 decreased to 91.7% from 97.1% for 2012, as the loss and LAE ratio decreased by 3.0 points to 54.7% and the expense ratio decreased by 2.4 points to 37.0%.
The 2013 results included 1.1 points of favorable prior year loss reserve development primarily related to our ocean marine business included in IMU and to Technology, offset in part by few large claims in Entertainment, compared to 1.1 points of favorable prior year loss reserve development in 2012 primarily related to Technology. Additionally, current accident year losses decreased 3.0 points for 2013, compared to 2012, as catastrophe losses decreased 3.7 points while non-catastrophe losses increased 0.7 points. The 2013 results included 1.0 point of catastrophe losses, primarily related to storms in the midwestern and southern United States impacting our inland marine business included in IMU, as well as impacting Government Risks and Technology, and rainstorms in Colorado impacting our inland marine business included in IMU. This compared to 4.7 points of catastrophe losses in 2012, primarily related to Superstorm Sandy and, to a much lesser extent, thunderstorms in the midwestern, mid-Atlantic, and northeastern United States, which primarily impacted IMU.
The decrease in the expense ratio included a 1.7 point decrease in other underwriting expenses in 2013, compared to 2012, driven by decreased fringe benefits and information technology expenses that were partially offset by increased incentive compensation accruals, as well as a 0.7 point decrease in policy acquisition expenses, driven by lower premium taxes and commissions.
Crop Insurance
In 2013, we received approval to provide MPCI through the federal crop insurance program administered by the Risk Management Agency (RMA), which is a division of the U.S. Department of Agriculture. We entered into an exclusive agreement with a managing general agency, Climate Crop Insurance Agency LLC (The Climate Corporation), to provide coverages through the federal program and other supplemental coverages, including crop-hail (a separate, non-federally subsidized product that is regulated by each state). In the federal crop insurance program, the RMA sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of underwritten policies to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA defines the relationship between participating companies and the Federal Crop Insurance Corporation.
MPCI net written premiums are estimated based on processed applications, which are typically received around the sales closing date, with necessary adjustments made as we receive acreage reports from the policyholders. Premiums written are recognized as revenues and are earned ratably over the period of risk commencing with the sales closing date, which approximates the inception of the planting season, and ending with the estimated crop harvest date. The vast majority of the written premium in our Crop business for 2014 was related to the MPCI program, most of which was crop revenue protection coverage.

Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment is as follows:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Net investment income	$41.7	$41.1	$53.6
Net realized and change in unrealized investment gains	40.4	49.4	55.7
Pre-tax investment results	82.1	90.5	109.3
Net other revenues (expenses)	3.8	29.8	(0.1)
General and administrative expenses	(11.7)	(9.6)	(11.5)
Interest expense	(13.0)	(13.0)	(16.9)
Pre-tax income from continuing operations	$61.2	$97.7	$80.8

Investing, Financing and Corporate—Year ended December 31, 2014 versus year ended December 31, 2013
Investing, Financing and Corporate reported pre-tax income from continuing operations of $61.2 million in 2014, compared to $97.7 million in 2013. The decrease was primarily related to lower investment returns in 2014, as well as to other revenues in 2013, which included a $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia and a $4.0 million pre-tax benefit related to the Licensing Arrangement. As described in greater detail in "Summary of Investment Results" below, net investment income increased slightly to $41.7 million in 2014, compared to $41.1 million in 2013, and net realized and change in unrealized investment gains decreased to $40.4 million in 2014, compared to $49.4 million in 2013.
Investing, Financing and Corporate—Year ended December 31, 2013 versus year ended December 31, 2012
Investing, Financing and Corporate reported pre-tax income from continuing operations of $97.7 million in 2013, compared to $80.8 million in 2012. The increase was primarily related to a $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia and a $4.0 million pre-tax benefit related to the Licensing Arrangement, mostly offset by a significant decrease in investment returns. As described in greater detail in "Summary of Investment Results" below, net investment income decreased to $41.1 million in 2013, compared to $53.6 million in 2012, and net realized and change in unrealized investment gains decreased to $49.4 million in 2013, compared to $55.7 million in 2012. Interest expense decreased to $13.0 million for 2013, compared to $16.9 million for 2012, reflecting the lower interest rate of 4.6% on our senior notes for 2013 compared to an interest rate of 5.875% on senior notes prior to their refinancing in the fourth quarter of 2012. See "—Financing."
Discontinued Operations
As described in "Item 1. Business—Overview," on December 23, 2014, we completed the sale of our Runoff Business to Armour. Prior to the closing of the Runoff Transaction, OBIC distributed ASIC to its immediate parent, as well as cash and investments such that OBIC contained the minimum capital on the date of sale pursuant to the Stock Purchase Agreement. In conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. These notes are included in "Other investments" on our consolidated balance sheet as of December 31, 2014, with the difference between the par value and fair value of $36.1 million pre-tax on the date of sale included in the loss from sale of discontinued operations. The change in the fair value of the surplus notes since the closing of the Runoff Transaction totaled $0.2 million and is included in pre-tax investment results. The final pre-tax loss on sale recognized since the third quarter of 2012 is $97.9 million, and is subject to post-closing adjustments.
The vast majority of the gross and net run-off unpaid losses and LAE reserves were included in the entities that were transferred to Armour. As of December 31, 2014, $23.8 million of gross loss and LAE reserves related to the Runoff Business were ceded to OBIC, an indirect wholly-owned subsidiary of Armour as of December 31, 2014, by way of a 100% quota share agreement with ASIC.

Substantially all of our unpaid loss and LAE reserves for Asbestos and Environmental (A&E) relate to operations that were sold as part of the Runoff Transaction. The remaining unpaid loss and LAE reserves for A&E related to continuing operations is less than $0.1 million on both a gross and net basis as of December 31, 2014.
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Net written premiums	$(0.1)	$0.4	$3.5
Revenues
Earned premiums	$0.1	$0.8	$10.6
Other revenue	—	6.3	—
Total revenues	0.1	7.1	10.6
Expenses
Loss and LAE	(0.7)	78.9	48.4
Policy acquisition expenses (benefit)	0.1	—	(2.1)
Other underwriting expenses	3.5	(0.2)	1.7
Total expenses	2.9	78.7	48.0
Pre-tax loss	(2.8)	(71.6)	(37.4)
Income tax benefit	1.0	25.0	13.1
(Loss) from discontinued operations, net of tax	(1.8)	(46.6)	(24.3)
(Loss) gain from sale of discontinued operations, net of tax	(18.8)	46.6	(91.0)
Net loss from discontinued operations, net of tax	$(20.6)	$—	$(115.3)
Discontinued Operations Results—Year ended December 31, 2014
During 2014, we reported $20.6 million after-tax net loss in discontinued operations related to the Runoff Transaction, which included an $18.8 million after-tax loss from sale of the Runoff Business (further described below) and a $1.8 million after-tax loss from the underwriting results of the Runoff Business.
As part of closing the Runoff Transaction on December 23, 2014, we provided financing in the form of surplus notes having a par value of $101.0 million, which were issued by OBIC, one of the entities that were transferred to Armour upon the closing. At closing, the surplus notes had a fair value of $64.9 million based on an internal discounted cash flow model, resulting in a total valuation adjustment of $36.1 million, pre-tax, included in loss from sale of discontinued operations. Subsequent to the closing, the surplus notes became part of our investment portfolio, categorized within other investments, and subsequent changes in the value thereon will be reflected in continuing operations.
During the second quarter of 2014, we provided an initial estimated par value of the surplus notes expected to be provided as seller financing at closing of the Runoff Transaction. The estimated par value, expected at that time to be $80.9 million, was consistent with the proposed closing balance sheet, pro forma as of June 30, 2014, as provided to the Pennsylvania Insurance Department during the regulatory approval process. Our initial estimate of the fair value of the surplus notes was based on our internal valuation model which, as of June 30, 2014, was $8.2 million, pre-tax, less than par value of the surplus notes.
During the third quarter of 2014, we updated our estimated loss on sale to reflect the change in the valuation of the $80.9 million par value of surplus notes resulting in an additional loss of $10.3 million, pre-tax, which was a result of widening credit spreads during the quarter, as well as an increase to the estimated discount rate related to the private nature of the notes (and the related lack of liquidity).
As noted above, the final par value amount of seller financing in the form of surplus notes issued by OBIC, transferred to Armour at closing, was $101.0 million. The estimated fair value of the surplus notes was updated at closing to reflect an additional $17.6 million negative valuation adjustment, pre-tax. The negative adjustment reflected the favorable valuation impacts of an increase in par value of $20.1 million as well as the updated independent stochastic modeling of OBIC’s future cash flows which were more than offset by the unfavorable impact of changes in credit spreads, the discount rate used to reflect the private nature of the notes (and the related lack of liquidity), and the estimated timing, amounts, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual term.
See “Critical Accounting Estimates” for a sensitivity analysis of potential changes in these key variables that can impact the estimated fair value of the surplus notes.
Also during 2014, our expectation of the treatment under the Stock Purchase Agreement of the $7.4 million reserve charge recorded during the quarter ended June 30, 2013 changed. Previously, we had expected that the Stock Purchase Agreement would be amended to provide for the transfer of $7.4 million of additional assets to support this reserve charge; the Stock Purchase Agreement was instead revised, in part, to increase the cap on seller financing. As a result, the $7.4 million reserve charge ($4.8 million after-tax) was recorded as a reduction to the estimated loss on sale of discontinued operations.
These changes, along with certain other adjustments, resulted in a net increase in the estimated loss on sale of $28.9 million ($18.8 million after tax) for the full year 2014, resulting in a pre-tax loss on sale at closing of $97.9 million ($63.7 million after tax) recognized since the Runoff Transaction was announced in October of 2012.
Discontinued Operations Results—Year ended December 31, 2013
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
The $71.5 million ($46.5 million after tax) increase in Runoff Business loss and LAE reserves was recorded in the fourth quarter of 2013 as a component of discontinued operations and offset by an equal after tax amount which decreased the estimated ultimate loss on sale of the Runoff Business. The terms of the Stock Purchase Agreement prescribed that the buyer assumed the risk that loss and LAE reserves develop unfavorably from September 30, 2012 onward, resulting in the offset.
During the fourth quarter of 2013, we also increased the estimated pre-tax transaction costs associated with the Runoff Transaction which was partially offset by the accretion of interest on the original purchase price and, coupled with the $46.5 million after tax provision for loss and LAE, resulted in a $46.6 million after-tax reduction in the ultimate loss on sale from discontinued operations in the fourth quarter and full year ended December 31, 2013. This reduction in the ultimate loss on sale was essentially offset by a $46.6 million after tax loss included in loss from discontinued operations for the fourth quarter of 2013, driven by the adverse reserve development.
Discontinued Operations Results—Year ended December 31, 2012
The 2012 loss from discontinued operations of $24.3 million, net of tax, consisted of $24.0 million related to the Runoff Business and $0.3 million related to AutoOne. See Note 2—"Acquisitions and Dispositions—AutoOne." The loss in 2012 was driven by adverse development related to losses incurred on a legacy assumed reinsurance treaty, case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. In addition, $9.0 million of after tax ($15.2 million of pre-tax) incurred loss and LAE, reported as adverse loss development, was related to a change in the workers' compensation tabular discount rate. During 2012, management evaluated the interest rate used in calculating the workers' compensation discount, consistent with prior years, and as a result lowered the rate from 4.5% to 3.5% during 2012, resulting in an increase of $15.2 million to the reserves.
OneBeacon recognized a loss on sale of discontinued operations of $91.0 million in 2012 in connection with the Runoff Transaction and AutoOne Transaction and recorded a $91.5 million after tax ($140.7 million pre-tax) estimated loss on sale of the Runoff Business. Also during 2012, OneBeacon and Interboro reached conclusion on post-closing adjustments to the closing balance sheet resulting in OneBeacon recording a net gain of $0.5 million after tax, reflecting a true up of the estimated loss on sale of AutoOne.

Summary of Investment Results
Investment Returns
A summary of our consolidated pre-tax investment results is as follows:

	Year ended December 31,
Components of Investment Results	2014	2013	2012
	($ in millions)
Net investment income	$41.7	$41.1	$53.6
Net realized investment gains	69.7	44.2	50.8
Change in net unrealized investment gains	(29.3)	5.2	4.9
Total pre-tax investment results	$82.1	$90.5	$109.3
Gross investment returns on average invested assets versus typical benchmarks are as follows:

	Year ended December 31,(1)
	2014	2013	2012
Fixed maturity investments	2.6%	0.4%	4.5%
Short-term investments:	(0.1)%	0.1%	—%
Total fixed income	2.4%	0.4%	4.0%
Barclays U.S. Intermediate Aggregate Index	4.1%	(1.0)%	3.6%

Common equity securities	8.2%	24.5%	7.5%
Convertible fixed maturity investments	(0.9)%	6.7%	6.2%
Total common equity securities and convertible fixed maturity investments	7.6%	22.5%	7.2%
Other investments	7.6%	8.3%	4.8%
Total common equity securities, convertible fixed maturity and other investments	7.6%	18.3%	6.4%
S&P 500 Index	13.7%	32.4%	16.0%

Total consolidated portfolio	3.4%	3.8%	4.4%
_______________________________________________________________________________

(1)	Gross investment returns exclude investment expenses of $7.0 million, $6.8 million and $6.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Investment Returns—Year ended December 31, 2014 versus year ended December 31, 2013
Overview
Our total pre-tax investment results were $82.1 million, a return on average invested assets of 3.4% for 2014, compared to $90.5 million, a return of 3.8% for 2013. The decrease was principally driven by lower returns in our common equity securities portfolio relative to the prior year.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 2.4% for 2014, compared to 0.4% for 2013. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.5 years excluding short-term investments and approximately 2.2 years including short-term investments as of December 31, 2014. Our fixed income portfolio underperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 170 basis points for 2014.
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity and other investments portfolio returned 7.6% for 2014, compared to 18.3% for 2013. Our total common equity securities portfolio returned 8.2% and 24.5% for 2014 and 2013, respectively. These were strong absolute results that outperformed the small-cap Russell 2000 Index for 2014 but underperformed that index for 2013 and also underperformed the S&P 500 Index benchmark by 550 basis points and 790 basis points, respectively. During 2014, our total common equity securities portfolio had overweight exposure to financial, materials and consumer staples sectors and underweight exposure to information technology, industrials and consumer discretionary sectors compared to the S&P 500 Index. Our convertible fixed maturity investments portfolio, whose returns typically lag in a strong equity market, returned (0.9)% and 6.7% for 2014 and 2013, respectively. Other investments, which are composed principally of hedge funds and private equities, as well as surplus notes beginning on December 23, 2014, returned 7.6% and 8.3% for 2014 and 2013, respectively. These were strong absolute results and outperformed the HFRX Equal Weighted Strategies Index by 810bps and 200 bps, respectively.
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
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 0.4% for 2013, compared to 4.0% for 2012. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.3 years excluding short-term investments and approximately 2.1 years including short-term investments as of December 31, 2013. Our fixed income portfolio outperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 140 basis points for 2013.
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity and other investments portfolio returned 18.3% for 2013, compared to 6.4% for 2012. Our total common equity securities portfolio returned 24.5% and 7.5% for 2013 and 2012, respectively. These were strong absolute results but underperformed the S&P 500 Index benchmark by 790 basis points and 850 basis points, respectively. During 2013, our total common equity securities portfolio had overweight exposure to the gold mining sector and underweight exposure to the consumer discretionary sector compared to the S&P 500 Index. Our convertible fixed maturity investments portfolio, whose returns typically lag in a strong equity market, returned 6.7% and 6.2% for 2013 and 2012, respectively. Other investments, which are composed principally of hedge funds and private equities, returned 8.3% and 4.8% for 2013 and 2012, respectively.

The following table presents the composition of our reported investment portfolio balances:

	As of December 31,
	2014		2013
Type of Investment	$ in millions	% of total	$ in millions	% of total
Fixed maturity investments(1)	$1,799.8	71.2%	$1,937.2	74.5%
Short-term investments	202.2	8.0	157.0	6.0
Common equity securities	320.0	12.7	336.9	13.0
Convertible fixed maturity investments	5.0	0.2	30.5	1.2
Other investments(2)	200.0	7.9	139.6	5.3
Total	$2,527.0	100.0%	$2,601.2	100.0%
_______________________________________________________________________________

(1)	Includes $236.3 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2013 consolidated balance sheet as part of the Runoff Transaction.

(2)	Includes $65.1 million of surplus notes as of December 31, 2014, received in conjunction with the financing of the Runoff Transaction, with no corresponding amount as of December 31, 2013.
The breakdown of our fixed maturity portfolio, including convertible fixed maturity investments, as of December 31, 2014 by credit class, based upon issue credit ratings provided by Standard & Poor's, or if unrated by Standard & Poor's, long-term obligation ratings provided by Moody's, is as follows:

	As of December 31, 2014
Ratings	Amortized Cost	% of Total	Carrying value	% of Total
	($ in millions)		($ in millions)
U.S. government and agency obligations	$38.0	2.1%	$38.0	2.1%
AAA/Aaa	151.5	8.5	152.1	8.5
AA/Aa	560.4	31.4	560.2	31.0
A/A	443.9	24.8	450.8	25.0
BBB/Baa	462.8	25.9	471.4	26.1
Other/not rated	130.4	7.3	132.3	7.3
Total	$1,787.0	100.0%	$1,804.8	100.0%
The weighted average duration of our fixed maturity portfolio, including convertible fixed maturity investments, as of December 31, 2014 is approximately 2.5 years. The maturity distribution for fixed maturity investments, including convertible fixed maturity investments, held as of December 31, 2014 is as follows:

	As of December 31, 2014
Maturity	Amortized Cost	Carrying Value
	($ in millions)
Due within one year	$42.4	$42.9
Due after one through five years	703.7	712.6
Due after five through ten years	130.2	131.4
Due after ten years	18.0	19.3
Asset-backed securities	814.4	814.4
Preferred stocks	78.3	84.2
Total	$1,787.0	$1,804.8
Asset-backed Securities
We purchase commercial and residential mortgage-backed securities to maximize our risk adjusted returns in the context of a diversified portfolio. Our non-agency commercial mortgage-backed securities (CMBS) are generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed and floating rate CMBS as of December 31, 2014. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. We believe this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of December 31, 2014, on average less than 1% of the underlying loans were reported as non-performing for all CMBS held. We are not an originator of residential mortgage loans and did not hold any residential mortgage-backed securities (RMBS) categorized as sub-prime as of December 31, 2014. Our investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of December 31, 2014. We consider sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., we consider investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage backed securities that we categorize as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on our review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2014, we held one mortgage-backed security with a market value of $3.1 million that was classified as non-prime. Our non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. We do not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.
The following table summarizes the carrying value of our asset-backed securities:

	As of December 31,
	2014			2013
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$259.2	$259.2	$—	$321.8	$321.8	$—
FNMA	1.9	1.9	—	36.5	36.5	—
FHLMC	—	—	—	24.3	24.3	—
Total agency(1)	261.1	261.1	—	382.6	382.6	—
Non-agency:
Residential	67.4	67.4	—	51.5	51.5	—
Commercial	96.7	96.7	—	155.0	155.0	—
Total Non-agency	164.1	164.1	—	206.5	206.5	—
Total mortgage-backed securities	425.2	425.2	—	589.1	589.1	—
Other asset-backed securities:
Credit card receivables	197.6	197.6	—	124.2	113.3	10.9
Vehicle receivables	145.8	145.8	—	231.8	231.8	—
Other	45.8	45.8	—	4.4	4.4	—
Total other asset-backed securities	389.2	389.2	—	360.4	349.5	10.9
Total asset-backed securities	$814.4	$814.4	$—	$949.5	$938.6	$10.9
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of our investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2014 are as follows:

	Fair Value	Security Issuance Year
		2004	2005	2006	2008	2010	2011	2012	2013	2014
	($ in millions)
Total non-agency RMBS	$67.4	$6.9	$4.0	$4.9	$5.5	$6.0	$18.7	$—	$15.9	$5.5
Total non-agency CMBS	96.7	—	—	—	—	6.5	—	6.4	31.8	52.0
Total non-agency	$164.1	$6.9	$4.0	$4.9	$5.5	$12.5	$18.7	$6.4	$47.7	$57.5
Non-agency Residential Mortgage-backed Securities (RMBS)
The classification of the underlying collateral quality and the tranche levels of our non-agency RMBS securities are as follows as of December 31, 2014:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$64.3	$44.5	$19.8	$—
Non-prime	3.1	—	3.1	—
Total non-agency RMBS	$67.4	$44.5	$22.9	$—
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

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were junior to other securities.
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels are as follows as of December 31, 2014:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$46.0	$4.4	$24.6	$17.0
Floating rate CMBS	50.7	—	—	50.7
Total non-agency CMBS	$96.7	$4.4	$24.6	$67.7
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
Operating subsidiary level. The primary sources of cash for our operating subsidiaries are expected to be premium collections, net investment income, capital raising activities, contributions from our holding companies, and proceeds from sales and maturities of investments. The primary uses of cash are expected to be claim payments, policy acquisition and other underwriting expenses, interest payments on internal debt obligations, repurchases and retirements of internal debt obligations, purchases of investments, and distributions and tax sharing payments made to parent holding companies.
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
Both internal and external forces influence our financial condition, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, sometimes several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to us and the settlement of the liability for that loss. The exact timing of the payment of claims and benefits cannot be predicted with certainty. Our operating subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of cash and short-term investments to provide adequate liquidity for the payment of claims.
Management believes that our cash balances, cash flows from operations and cash flows from investments are adequate to meet expected cash requirements for the foreseeable future on both a holding company and operating subsidiary level.
Dividend Capacity
Under the insurance laws of the states and jurisdictions under which our insurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing and the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.
Our top tier regulated U.S. insurance operating subsidiary, ASIC, has the ability to pay dividends to its immediate parent during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula described above, ASIC has the ability to pay $44.9 million of dividends during 2015 without prior approval of regulatory authorities. As of December 31, 2014, ASIC had $721.5 million of statutory surplus and $87.8 million of earned surplus. During 2014, ASIC did not pay any dividends to its immediate parent. Also in 2014, OneBeacon contributed $67.0 million to ASIC.
Split Rock has the ability to declare or pay dividends during any 12-month period without the prior approval of Bermuda regulatory authorities on condition that any declaration or payment of dividend does not cause a breach of any of its regulatory solvency and liquidity requirements.
During 2015, Split Rock has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $18.8 million, which is equal to 15% of its December 31, 2014 statutory capital, excluding earned surplus. Split Rock paid $10.0 million of capital distributions and $10.0 million of dividends to its immediate parent during the year ended December 31, 2014 and did not pay any dividends in 2013. During the year ended December 31, 2013, OneBeacon Ltd., through an intermediary holding company, contributed $135.1 million to Split Rock.
On December 23, 2014, OBIC distributed ASIC to its immediate parent at a value of $700.5 million as part of the Runoff Transaction. OBIC also distributed $151.2 million of cash and other investments to its immediate parent in accordance with the prescribed minimum capital to be included in the company at the time of its sale to Armour, as approved by the Pennsylvania Insurance Department.

During the year ended December 31, 2013, ASIC distributed $190.0 million to OBIC by way of an extraordinary return of capital, which was approved by the New York Department of Financial Services. OBIC, in turn, distributed the $190.0 million to its immediate parent. Subsequently, the Company's intermediary holding companies contributed $35.0 million to OBIC in late 2013.
During the years ended December 31, 2014 and 2013, our unregulated insurance operating subsidiaries paid $4.8 million and $17.3 million, respectively, of dividends to their immediate parent. As of December 31, 2014, our unregulated insurance operating subsidiaries had $78.1 million of net unrestricted cash, short-term investments and fixed maturity investments and also held $101.0 million in par value of surplus notes, with a fair value of $65.1 million classified as other investments.
As described in Note 10—"Common Shareholders' Equity" of the accompanying consolidated financial statements, during the years ended December 31, 2014, 2013 and 2012, we declared and paid dividends totaling $80.0 million, $80.2 million and $80.1 million, respectively, of regular quarterly dividends to our common shareholders.
As of December 31, 2014, OneBeacon Ltd. and its intermediate holding companies held $107.0 million of net unrestricted cash, short-term investments and fixed maturity investments and $89.4 million of common equity securities, convertible fixed maturity investments and other investments outside of its regulated and unregulated insurance operating subsidiaries.
Insurance Float
Insurance float is an important aspect of our insurance operations. Insurance float represents funds that an insurance company holds for a limited time. In an insurance operation, float arises because premiums are collected before losses are paid. This interval can extend over many years. During that time, the insurer invests the funds. When the premiums that an insurer collects do not cover the losses and expenses it eventually must pay, the result is an underwriting loss, which can be considered as the cost of insurance float. One manner in which we calculate our insurance float is by taking our insurance liabilities and subtracting insurance assets. In prior periods, OneBeacon had calculated its insurance float by taking invested assets and subtracting total capital. The current presentation simplified the insurance float calculation by including only insurance assets and liabilities, which is also more consistent with traditional insurance float presentations. As a result of the change in calculation, the float as of December 31, 2013 decreased from the previously reported $1,382.0 million down to $1,135.1 million under the new method, with the decrease resulting primarily from the net assets transferred at the closing of the Runoff Transaction. Although insurance float can be calculated using numbers determined under GAAP, insurance float is not a GAAP concept and, therefore, there is no comparable GAAP measure.
Insurance float can increase in a number of ways, including through acquisitions of insurance operations, organic growth in existing insurance operations and recognition of losses that do not immediately cause a corresponding reduction in investment assets. Conversely, insurance float can decrease in a number of other ways, including sales of insurance operations, shrinking or run-off of existing insurance operations, the acquisition of operations that do not have substantial investment assets (e.g., an agency) and the recognition of gains that do not cause a corresponding increase in investment assets. We intend to generate low-cost float over time through a combination of organic growth and acquisitions. However, we seek to increase overall profits sometimes by reducing float, such as in the Runoff Transaction.
Certain operational leverage metrics can be measured with ratios that are calculated using insurance float. There are many activities that do not change the amount of insurance float at an insurance company but can have a significant impact on the company's operational leverage metrics. For example, investment gains and losses, debt issuances and repurchases/repayments, common share issuances and repurchases and dividends paid to shareholders are all activities that do not change insurance float but that can meaningfully impact operational leverage metrics that are calculated using insurance float.

The following table illustrates our consolidated insurance float position and two operational leverage ratios based on insurance float as of December 31, 2014 and 2013.

	December 31,
	2014		2013
	($ in millions)
Loss and LAE reserves	$1,342.2		$1,054.3
Unearned premiums	588.3		544.9
Ceded reinsurance payable	34.7		14.9
Funds held under insurance contracts	81.0		63.3
Insurance liabilities	$2,046.2		$1,677.4

Cash in regulated insurance and reinsurance subsidiaries	$17.4		$104.4
Reinsurance recoverable on paid and unpaid losses	173.8		89.9
Premiums receivable	241.5		228.2
Funds held under reinsurance contracts	37.1		1.8
Deferred acquisition costs	103.2		103.7
Ceded unearned premiums	17.9		14.3
Insurance assets	$590.9		$542.3
Insurance float	$1,455.3		$1,135.1
Insurance float as a multiple of total capital	1.1	x	0.8	x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.4	x	1.0	x
During 2014, insurance float increased by $320.2 million, primarily driven by growth in our newer business, as well as the 2014 fourth quarter reserve increase of $109.2 million, which increased loss and LAE reserves.
Financing
Debt
The following table summarizes our debt to capital ratio as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	($ in millions)
Senior Notes, carrying value	$274.7	$274.7
OneBeacon's common shareholders' equity	1,047.0	1,104.3
Total capital	$1,321.7	$1,379.0
Ratio of debt to total capital	20.8%	19.9%
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

The 2012 Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon Ltd. or OBH must adhere. As of December 31, 2014, OneBeacon Ltd. and OBH were in compliance with all of the covenants under the 2012 Senior Notes and anticipate they will continue to remain in compliance with these covenants for the foreseeable future. In addition, a failure by OneBeacon Ltd. or its subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75 million of the principal amount of covered debt, could trigger the acceleration of the 2012 Senior Notes.
During 2014, 2013 and 2012, we paid $12.7 million, $12.7 million and $16.4 million, respectively, of interest on the 2012 Senior Notes and 2003 Senior Notes (collectively, Senior Notes).
Capital Lease
In December 2011, we sold the majority of our fixed assets and capitalized software. We entered into lease financing arrangements with US Bancorp and Fifth Third whereby we sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. We then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. We received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, we will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer back to us. As of December 31, 2014 and 2013, we had a capital lease obligation of $7.1 million and $12.5 million, respectively, included within other liabilities and a capital lease asset of $7.0 million and $10.9 million, respectively, included within other assets.
Contractual Obligations and Commitments
Below is a schedule of our material contractual obligations and commitments as of December 31, 2014:

	Due in Less Than One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	($ in millions)
Debt	$—	$—	$—	$275.0	$275.0
Interest on debt	12.7	25.3	25.3	37.9	101.2
Loss and LAE reserves(1)	450.7	500.9	226.0	164.6	1,342.2
Long-term incentive compensation	11.9	14.3	2.2	4.7	33.1
Pension and other benefit plan obligations(2)	10.3	6.8	6.4	29.2	52.7
Capital leases	5.3	1.8	—	—	7.1
Operating leases	8.8	15.1	9.3	28.8	62.0
Total contractual obligations and commitments	$499.7	$564.2	$269.2	$540.2	$1,873.3
_______________________________________________________________________________

(1)
Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $161.6 million and net of the discount on our workers compensation loss and LAE reserves of $1.0 million as of December 31, 2014.

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
The balances included in the table above regarding our long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid cannot be predicted with certainty as the ultimate amounts of these liabilities are based on future performance. The estimated payments reflected in the table are based on current accrual factors (common share price and pay-out percentage) and assume that all outstanding balances were 100% vested as of December 31, 2014.
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
We also have future binding commitments to fund certain limited partnership investments. These commitments, which total $10.6 million as of December 31, 2014, do not have fixed funding dates and are therefore excluded from the table above.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 5.6 million of its Class A common shares. During 2014 and 2013, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million as of December 31, 2014.
During 2014 and 2013, we repurchased 106,366 and 3,300 common shares to satisfy employee income tax withholding, pursuant to employee benefit plans. No shares were repurchased during 2012. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
Cash Flows
Detailed information concerning our cash flows during the years ended December 31, 2014, 2013 and 2012 follows:
Cash flows from operations for the years ended December 31, 2014, 2013 and 2012
For 2014, net cash flows provided from operations was $97.5 million, consisting of $152.0 million provided from continuing operations and $54.5 million used for discontinued operations. For 2013, net cash flows used for operations was $128.7 million, consisting of $205.4 million provided from continuing operations and $76.7 million used for discontinued operations. For 2012, net cash flows used for operations was $53.7 million, consisting of $142.7 million provided from continuing operations and $196.4 million used for discontinued operations. Net cash flows for operations in 2014, 2013 and 2012 were reduced by the run-off of reserves related to the Runoff Business, which are included in discontinued operations. Net cash flows relating to continuing operations in 2014 decreased $53.4 million relative to 2013, primarily due to outflows from loss and LAE payments exceeding inflows from premiums driven by larger claims in 2014, premium advances to the Federal Crop Insurance Corporation related to our Crop business in 2014, and a $39.6 million decrease in net collateral receipts related to our Surety business.
Other Liquidity and Capital Resource Activities
During 2014, we made payments with respect to our long-term incentive compensation plans totaling $10.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 142,138 performance shares and 106,225 performance units for the 2011-2013 performance cycle.
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
Cash flows from investing and financing activities for the year ended December 31, 2014
Financing and Other Capital Activities
During 2014, we declared and paid $80.0 million of regular quarterly cash dividends to holders of OneBeacon's common shares.

Acquisitions and Dispositions
During 2014, we transferred $50.8 million of cash in connection with the sale of the Runoff Business which was completed on December 23, 2014.
Cash flows from investing and financing activities for the year ended December 31, 2013
Financing and Other Capital Activities
During 2013, we declared and paid $80.2 million of regular quarterly cash dividends to holders of OneBeacon's common shares.
Acquisitions and Dispositions
During 2013, we completed the sale of Essentia Insurance Company and received $31.3 million as consideration.
Cash flows from investing and financing activities for the year ended December 31, 2012
During 2012, we declared and paid $80.1 million of regular quarterly cash dividends to holders of OneBeacon's common shares.
During 2012, we received cash proceeds, net of issuance costs, of $271.9 million in connection with the issuance of our 2012 Senior Notes, and repurchased and retired the remaining 2003 Senior Notes for $275.9 million, including $269.8 million of outstanding principal and $6.1 million of "make whole" premium.
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
On an ongoing basis, management evaluates its estimates, including those related to fair value measurements and loss and LAE reserves. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Management believes that certain of these estimates are considered critical in that they involve a higher degree of judgment and are subject to a significant degree of variability. The descriptions below summarize the more significant estimates used in the preparation of our consolidated financial statements.
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
Assets carried at fair value include fixed maturity investments, common equity securities, convertible fixed maturity investments, surplus notes, and interests in hedge funds and private equity funds. Valuation of assets measured at fair value requires us to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining our estimates of fair value, we use a variety of valuation approaches and inputs. Whenever possible, we estimate fair value using valuation methods that maximize the use of observable prices and other inputs.
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
As of December 31, 2014 and 2013, approximately 90% and 92%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in surplus notes, hedge funds and private equity funds, as well as certain investments in debt and equity securities, including asset-backed securities, where quoted market prices are unavailable. We determine when transfers between levels have occurred as of the beginning of the period.
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
Other investments, which are primarily comprised of hedge funds and private equity funds and, beginning December 23, 2014, an investment in surplus notes issued to OneBeacon by one of the entities that were sold upon the closing of the Runoff Transaction, for which the fair value option has been elected. Hedge funds and private equity funds are carried at fair value based upon our proportionate interest in the underlying fund's net asset value, which is deemed to approximate fair value. The fair value of our investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds' underlying investments. We employ a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund's audited financial statements and discussing each fund's pricing with the fund's manager. The fair values of our investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable.
In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund's net asset value. In circumstances where our portion of a fund's net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. As of December 31, 2014 and 2013, we did not record a liquidity adjustment to the net asset value related to our investments in hedge funds or private equity funds.
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale and $65.1 million as of December 31, 2014. The surplus notes, issued by one of the transferred entities, OBIC (“Issuer”), were in the form of both seller priority and pari passu notes.
Under the contractual terms of both the seller priority and pari passu notes, scheduled interest payments accrue at 6% until the scheduled maturity date of March 15, 2020 and at a floating interest rate thereafter, should any principal remain outstanding. All interest and principal due on the seller priority note must first be paid before any interest or principal payments can be paid on the pari passu note. As required by the Pennsylvania Insurance Department (PID), interest on the notes is not compounding. The notes restrict the Issuer's ability to make distributions to the holders of its equity interest. All such distributions are prohibited while the seller priority note is outstanding, and while the pari passu note is outstanding, distributions are permitted only if the Issuer concurrently repays a pro rata amount of any outstanding principal on the pari passu note.
Pursuant to the notes, the Issuer shall seek to redeem the notes annually each March 15 at a requested redemption amount such that the Issuer’s total adjusted capital following the proposed redemption payment would equal 200% of the Issuer’s “authorized control level RBC,” as such term is defined by the insurance laws of the Commonwealth of Pennsylvania and as prescribed by the PID. All redemptions or repayments of principal and payments of interest on the notes are subject to approval by the PID. Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value as of December 31, 2014:

	Type of Surplus Note		Total as of December 31, 2014
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	1.6	(8.2)	(6.6)
Regulatory approval(2)	(4.6)	(8.0)	(12.6)
Liquidity adjustment(3)	(11.0)	(5.7)	(16.7)
Total	(14.0)	(21.9)	(35.9)
Fair value	$43.9	$21.2	$65.1
_______________________________________________________________________________

(1)
Represents the value of the surplus notes, at current market yields on publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% RBC score.

(2)	Represents anticipated delay in securing regulatory approvals of interest and principal payments to reflect graduated changes in Issuer's statutory surplus.

(3)	Represents impact of liquidity spread to account for OneBeacon's sole ownership of the notes, lack of a trading market, and ongoing regulatory approval risk.
The internal valuation model used to estimate the fair value is based on discounted expected cash flows. The estimated fair value of the surplus notes is sensitive to changes in treasury rates and public debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes – based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. We have assumed for estimating the fair value that interest payouts begin in year five and principal repayments begin on a graduating basis in year ten for the seller priority note and year fifteen for the pari passu note. Although these variables involve considerable judgment, the Company does not currently expect any resulting changes in the estimated value of the surplus notes to be material to its financial position. Given these significant unobservable inputs, the surplus notes have been classified as Level 3 under the fair value hierarchy. See "Significant Unobservable Inputs" in Note 5—"Investment Securities" of the accompanying consolidated financial statements.

As a means to provide the degree of variability for each of the key assumptions that affect the fair value of the surplus notes, below is a table of sensitivities which measure hypothetical changes in such variables and the resulting pre-tax increase (or decrease) impact on the valuation of the surplus notes:

Estimates affecting fair value	Pre-tax increase (decrease) in fair value
Liquidity Spread(1)	-100 bp	-50 bp	+50 bp	+100 bp
Seller priority note	$4.0	$2.0	$(1.9)	$(3.6)
Pari passu note	2.1	1.0	(0.9)	(1.9)
Total surplus notes	$6.1	$3.0	$(2.8)	$(5.5)

Credit Spread(2)	+ 2 Notches	+ 1 Notch	-1 Notch	-2 Notches
Seller priority note	$5.7	$2.8	$(2.6)	$(4.9)
Pari passu note	3.0	1.4	(1.3)	(2.5)
Total surplus notes	$8.7	$4.2	$(3.9)	$(7.4)

Principal Repayment Delay(3)	-3 Years	-1 Year	+ 1 Year	+3 Years
Seller priority note	$1.7	$0.5	$(0.4)	$(1.3)
Pari passu note	0.9	0.2	(0.2)	(0.6)
Total surplus notes	$2.6	$0.7	$(0.6)	$(1.9)

Interest Repayment Delay(4)	-3 Years	-1 Year	+ 1 Year	+3 Years
Seller priority note	$5.2	$2.4	$(3.1)	$(12.2)
Pari passu note	5.6	2.5	(3.0)	(11.0)
Total surplus notes	$10.8	$4.9	$(6.1)	$(23.2)
_______________________________________________________________________________
Description of fair value assumptions and related sensitivities:

(1)
Represents the sensitivity to changes in the estimate of the liquidity spread added to account for OneBeacon's sole ownership of the notes, lack of a liquid trading market, and ongoing regulatory approval risk.

(2)
Represents the sensitivity to changes in the estimate of the underlying equivalent credit quality of the notes. Such credit quality is approximated by comparing the expected percentage of discounted payments missed, as calculated in a proprietary stochastic simulation, to a series of benchmarks derived from data published by Standard & Poor's. Note that a 'notch' is defined as the difference between, for example, a 'B' and 'B+' rated instrument.

(3)
Represents the sensitivity to changes in the estimate of the timing of the first principal payment received by OneBeacon. The fair value model assumes a delay in the receipt of principal cash flows as a result of the regulatory approval required before such payments may occur; and assuming repayments are made with a graduated impact on statutory surplus.

(4)
Represents the sensitivity to changes in the estimate of the timing of the first interest payment received by OneBeacon. The fair value model assumes a delay in the receipt of interest cash flows as a result of the regulatory approval required before such payments may occur; and assuming repayments are made with a graduated impact on statutory surplus.

As of December 31, 2014 and 2013, other investments reported at fair value represented approximately 7% and 5%, respectively, of the total investment portfolio. Other investments accounted for at fair value as of December 31, 2014 and 2013 were comprised of $65.1 million surplus notes, none of which were held as of December 31, 2013, and $42.3 million and $49.4 million, respectively, in hedge funds, $60.1 million and $56.1 million, respectively, in private equity funds and $14.3 million and $14.4 million, respectively, in an investment in a community reinvestment vehicle. As of December 31, 2014 and 2013, OneBeacon held investments in 7 and 8 hedge funds, respectively. OneBeacon held investments in 17 and 19 private equity funds as of December 31, 2014 and 2013, respectively. The largest investment in a single fund was $15.8 million and $14.9 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, other investments also included $18.0 million and $19.7 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method. Additionally, other investments accounted for at fair value as of December 31, 2014 included $0.2 million in trust certificates issued upon dissolution of a private equity fund, with no such investments held as of December 31, 2013.

The fair values as of December 31, 2014 and 2013 for assets measured using Level 3 inputs are as follows:

	Fair value at December 31, 2014	Level 3 Value	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$38.0	$—	—%
Debt securities issued by corporations	798.2	2.9	0.4
Municipal obligations	63.7	—	—
Asset-backed securities	814.4	—	—
Foreign government obligations	1.3	—	—
Preferred stocks	84.2	71.1	84.5
Fixed maturity investments	1,799.8	74.0	4.1
Short-term investments	202.2	—	—
Common equity securities	320.0	—	—
Convertible fixed maturity investments	5.0	—	—
Other investments(1)	182.0	182.0	100.0
Total investments(1)	$2,509.0	$256.0	10.2%

	Fair value at December 31, 2013(2)	Level 3 Value	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$131.1	$—	—%
Debt securities issued by corporations	754.5	—	—
Municipal obligations	16.5	—	—
Asset-backed securities	949.5	10.9	1.1
Foreign government obligations	2.3	—	—
Preferred stocks	83.3	71.0	85.2
Fixed maturity investments	1,937.2	81.9	4.2
Short-term investments	157.0	—	—
Common equity securities	336.9	0.1	—
Convertible fixed maturity investments	30.5	—	—
Other investments(1)	119.9	119.9	100.0
Total investments(1)	$2,581.5	$201.9	7.8%
_______________________________________________________________________________

(1)
Excludes the carrying value of $18.0 million and $19.7 million as of December 31, 2014 and 2013, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the equity method.

(2) Includes $236.3 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2013 consolidated balance sheet as part of the Runoff Transaction.
As of December 31, 2014 and 2013, we held one private preferred stock that represented approximately 84% and 85%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

The changes in Level 3 fair value measurements for the year ended December 31, 2014 and 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)		Total(1)
	($ in millions)
Balance at January 1, 2014	$81.9	$0.1	$—	$119.9		$201.9
Amortization/accretion	—	—	—	—		—
Total net realized and unrealized gains	1.1	0.4	—	11.9		13.4
Purchases	41.7	—	—	68.7	(2)	110.4
Sales	—	(0.5)	—	(18.5)		(19.0)
Exchange	2.0	—	—	—		2.0
Transfers in	—	—	—	—		—
Transfers out	(52.7)	—	—	—		(52.7)
Balance at December 31, 2014	$74.0	$—	$—	$182.0		$256.0

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2013	$76.1	$0.1	$—	$122.7	$198.9
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains	(1.5)	—	—	11.9	10.4
Purchases	21.4	—	—	7.1	28.5
Sales	(0.5)	—	—	(21.8)	(22.3)
Transfers in	61.3	—	—	—	61.3
Transfers out	(74.9)	—	—	—	(74.9)
Balance at December 31, 2013	$81.9	$0.1	$—	$119.9	$201.9
_______________________________________________________________________________

(1)
Excludes the carrying value of $18.0 million and $19.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method, as of December 31, 2014 and 2013, respectively.

(2)	Includes purchases of $64.9 million in surplus notes provided in conjunction with the financing of the Runoff Transaction.
There were no “Transfers in” to Level 3 fixed maturity investments for the year ended December 31, 2014. During the third quarter of 2014, one convertible fixed maturity investment that was classified within level two was exchanged for common shares and a corporate debt security of the same entity. As of December 31, 2014, the common shares are classified within Level 1 since a quoted market price was available. As of December 31, 2014, the corporate debt security is classified within Level 3 since the fair value based upon observable market inputs has been adjusted to reflect a liquidity discount.
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
“Transfers out” of Level 3 fixed maturity investments of $52.7 million for the year ended December 31, 2014 were comprised of one asset-backed security and four mortgage-backed securities which had been previously classified as a Level 3 measurement and were recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.
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

2.    Loss and LAE
We establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain. See Note 3—"Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves" for a description of our loss and LAE reserves and actuarial methods.
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
Upon completion of each quarterly review, our actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management's best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially indicated reserves levels in the future. Typically, these factors exist when management and our actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs, legal and regulatory developments, or other volatilities that may arise.
Loss and LAE reserves associated with the Runoff Business were sold on December 23, 2014 and were included in liabilities held for sale on the December 31, 2013 balance sheet; as such, those reserves are excluded from the disclosures contained herein.
Asbestos and Environmental (A&E) Reserves
Substantially all of our unpaid loss and LAE reserves for Asbestos and Environmental (A&E) relate to operations that were sold as part of the Runoff Transaction. The remaining unpaid loss and LAE reserves for A&E related to continuing operations is less than $0.1 million on both a gross and net basis as of December 31, 2014.
Reserve Estimation by Line of Business
The process of establishing loss reserves is complex and imprecise as it must consider many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process. We, like other insurance companies, categorize and track our insurance reserves by "line of business", such as general liability, automobile liability and workers compensation. Furthermore, we regularly review the appropriateness of reserve levels at the line of business level, considering the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business.
For loss and allocated loss adjustment expense reserves, the key assumption as of December 31, 2014 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the exception of severity trends. Severity trends have been relatively stable over the relevant historical period. The actuarial methods used would project losses assuming continued stability in severity trends. Management has considered future increases in loss severity trends, including the impact of inflation, in making its reserve selections.
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

Additional causes of material uncertainty exist in most product lines and may impact the types of claims that could occur within a particular operating segment or book of business. Examples where reserving factors, within an operating segment or book of business, are subject to change include changing types of insured (e.g. type of insured vehicle, size of account, industry insured, jurisdiction, etc.), changing underwriting standards, or changing policy provisions (e.g. deductibles, policy limits, or endorsements).
General liability
General liability policies are written on a claims made or occurrence or form.
General liability claims made policies provide professional and management liability coverage. Professional liability policies cover the defense expenses and damages related to negligence claims brought against the insured professional services firm or government entity. The coverage focuses on damages resulting from an alleged failure to perform, error or omission in the product or service provided by the policyholder. Management liability policies cover the defense expenses and damages related to alleged wrongful acts committed by the directors and officers of the insured organization.
General liability occurrence policies cover businesses for any liability resulting from bodily injury and property damage arising from general business operations, accidents on a premises and the products manufactured or sold. General liability–occurrence reserves generally include two components: bodily injury and property damage. Bodily injury payments reimburse the claimant for damages pertaining to physical injury as a result of the policyholder's legal obligation arising from non-intentional acts such as negligence, subject to the insurance policy provisions. In some cases the damages can include future wage loss (which is a function of future earnings power and wage inflation) and future medical treatment costs. Property damage payments result from damages to the claimant's private property arising from the policyholder's legal obligation for non-intentional acts. In most cases, property damage losses are a function of costs as of the loss date, or soon thereafter. Defense costs are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims, though for some products this risk is mitigated by policy language such that the insured portion of defense costs erodes the amount of policy limit available to pay the claim.
General liability is generally considered a long-tail line of business, as it takes a relatively long period of time to finalize and settle claims from a given accident year. The speed of claim reporting and claim settlement is a function of the specific coverage provided and the jurisdiction, among other factors. There are numerous components underlying the general liability product line. Some of these have relatively moderate payment patterns (with most of the claims for a given accident year closed within 5 to 7 years), while others can have extreme lags in both reporting and payment of claims (e.g., a reporting lag of a decade for "construction defect" claims).
Examples of common reserving factors that can change and, thus, affect estimated general liability reserves include:

•	Changes in claim handling philosophies (e.g., case reserving standards), including the use of third party claims administrators

•	Changes in policy provisions or court interpretations of such provisions

•	New theories of liability (e.g., cyber related claims)

•	Trends in litigation or jury awards

•	Changes in the propensity to sue, in general with specificity to particular issues

•	Changes in statutes of limitations

•	Changes in the underlying court system

•	Distortions from losses resulting from large single accounts or single issues

•	Changes in tort or case law

•	Subrogation opportunities

•	Shifts in lawsuit mix between federal and state courts

•	Changes in settlement patterns, including frequency and severity
Property
Property covers losses to a business' premises, inventory and equipment as a result of weather, fire, theft and other causes. For property coverage, it generally takes a relatively short period of time to close claims. The relatively high attachment points and insured values of the property policies underwritten in the Specialty Property underwriting operating segment present a potentially longer tail and greater uncertainty than our standard property business.
Commercial multiple peril
The general liability occurrence and property coverages, described above, are often provided under a multiple peril package policy sold to insureds includes general liability and property insurance. Because commercial multiple peril provides a combination of property and liability coverage, typically for small businesses, it includes both short- and long-tail coverages. The reserving risk for this line is dominated by the liability coverage portion of this product, except occasionally in the event of catastrophic or large single losses.
Medical malpractice
Medical professional liability policies cover the defense expenses and damages related to negligence claims brought against the insured health care institution or provider. The coverage focuses on damages resulting from an alleged failure to perform, error or omission in the service provided by the policyholder. See the above discussions with regard to reserving factors for general liability which are similar to the reserving factors for medical malpractice.
Workers compensation
Workers compensation covers an employer's liability for injuries, disability or death of employees, without regard to fault, as prescribed by state workers compensation law and other statutes. Workers compensation is generally considered a long-tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. While certain payments such as initial medical treatment or temporary wage replacement for the injured worker are made quickly, some other payments are made over the course of several years, such as awards for permanent partial injuries. In addition, some payments can run as long as the injured worker's life, such as permanent disability benefits and ongoing medical care. Despite the possibility of long payment tails, the reporting lags are generally short, settlements are generally not complex, and most of the liability can be considered high frequency with moderate severity. The largest reserve risk generally comes from the low frequency, high severity claims providing lifetime coverage for medical expenses arising from a worker's injury.
Examples of common reserving factors that can change and, thus, affect the estimated workers compensation reserves include:

•
Changes in the type, frequency of utilization or cost of medical treatments (e.g. changes in the use of pharmaceutical drugs, types of health providers used, use of preferred provider networks and other medical cost containment practices)

•	Availability of new medical processes and equipment

•	Degree of patient responsiveness to treatment

•	Mortality trends of injured workers with lifetime indemnity and medical treatment benefits

•	Degree of cost shifting between workers compensation and health insurance

•	Time required to recover from the injury and return to regular or transitional work

•	Future wage inflation for states that index benefits

•	Changes in claim handling philosophies (e.g., case reserving standards)
Commercial automobile liability
The commercial automobile product line is a mix of property and liability coverages and, therefore, includes both short- and long-tail coverages. The payments that are made quickly typically pertain to automobile physical damage (included in the property line) claims and property damage (liability) claims. The payments that take longer to finalize and are more difficult to estimate relate to bodily injury claims. Commercial automobile reserves are typically analyzed in two components; liability and collision/comprehensive claims. This second component has minimum reserve risk and fast payouts and, accordingly, separate reserving factors are not presented. The liability component includes claims for both bodily injury and property damage. In general, claim reporting lags are minor, claim complexity is not a major issue, and the line is viewed as high frequency, low to moderate severity.
In addition to the examples of common reserving factors related to general liability, described above, other examples of common reserving factors that can change and, thus, also affect estimated commercial automobile liability reserves include:

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

Crop Insurance
Multiperil crop and crop-hail is generally considered a very short tailed coverage yet the reserve estimate often contains a fair amount of uncertainty. As a new business, lack of historical data means external data is heavily relied upon where available and applicable. Crop reserving factors that can change and, thus, affect estimated crop reserves include changes in crop prices, estimated acreage covered, claim reporting or payment patterns, or claim handling philosophies (e.g., case reserving standards).
Surety
Surety is generally considered a short tailed coverage. As a new business, lack of historical data means external data is heavily relied upon where available and applicable. Surety reserving factors that can change and, thus, affect estimated surety reserves include probability of default of the bond which can be impacted by general economic conditions, size of payment (severity) which is impacted by the bond limit, or amount and collectability of assets or other collateral available to mitigate loss.
Prior Loss and LAE Development Discussions by Year
Loss and LAE development—2014
Net unfavorable prior year loss and LAE reserve development was $89.8 million for 2014, of which $75.5 million related to the 2014 fourth quarter reserve increase described in "Item 7. Management's Discussion and Analysis—Overview." Of the net unfavorable loss and LAE reserve development resulting from the 2014 fourth quarter reserve increase, $46.4 million related to Professional Insurance, primarily professional liability (including lawyers professional liability) and management liability, and to a lesser extent Entertainment, Government Risks, Specialty Property, Accident, and our inland marine business within IMU. The remaining net unfavorable prior year loss and LAE reserve development for 2014 primarily related to unfavorable development recognized prior to the 2014 fourth quarter also in our professional liability and management liability businesses included within Professional Insurance, offset in part by favorable development in our healthcare business included within Professional Insurance.
Loss and LAE development—2013
During 2013, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves. The Company experienced unfavorable development primarily related to the property line in Specialty Property, Entertainment (primarily, general liability), and the A&H line within the Accident underwriting operating segment. This amount was offset by favorable development in other liability (claims made) within the managed care E&O business included in the Professional Insurance underwriting operating segment, and in the ocean marine line of business, included in the IMU.
Loss and LAE development—2012
During 2012, OneBeacon experienced $7.4 million of favorable loss and LAE reserve development on prior accident year reserves. During 2010, management began separately reviewing loss reserves for some business which had been previously managed as a part of OneBeacon's former commercial lines underwriting unit. As of December 31, 2011, the reserves for these businesses had been selected based on expected emergence which was based in large part on the historic loss development of the former commercial lines underwriting unit. The favorable reserve development was primarily due to emergence which continued to be lower than expected for these businesses, particularly in the workers' compensation, multiple peril liability and general liability lines. This favorable development was partially offset by adverse development on excess property claims.

Unpaid Loss and LAE Reserves by Line of Business
Unpaid loss and LAE reserves, net of reinsurance recoverable on unpaid losses, by line of business as of December 31, 2014 and 2013 were as follows:

	December 31, 2014			December 31, 2013
	Case	IBNR	Total	Case(1)	IBNR(1)	Total(1)
	($ in millions)
Automobile liability	$42.2	$45.4	$87.6	$32.3	$32.8	$65.1
General liability – occurrence	50.8	184.2	235.0	42.1	140.3	182.4
General liability – claims made	89.8	205.1	294.9	65.3	176.4	241.7
Medical malpractice	86.8	102.7	189.5	67.1	124.6	191.7
Other casualty	44.3	36.3	80.6	49.8	29.3	79.1
Workers compensation	47.1	65.2	112.3	39.0	50.4	89.4
Property	53.4	38.3	91.7	35.3	22.7	58.0
Other	27.7	61.3	89.0	26.0	40.7	66.7
Total	$442.1	$738.5	$1,180.6	$356.9	$617.2	$974.1
_______________________________________________________________________________

(1)
During 2014, the Company changed its presentation of line of business reserves. We have reclassified the 2013 case reserves, IBNR and total reserves to report consistent line of business activity for both years presented. As a result, for "General liability – claims made," case reserves increased $0.6 million, IBNR increased $3.3 million, and total reserves increased by $3.9 million, with corresponding decreases to "General liability – occurrence", and for "Other," case reserves increases increased by $3.8 million, IBNR increased $8.6 million, and total reserves increased by $12.4 million, with corresponding decreases to "Property," compared to the previous presentation for 2013.

Range of Reserves
Our range of loss and LAE reserve estimates was evaluated to consider the strengths and weaknesses of the various actuarial methods applied against our historical claims experience data. The following table shows the recorded reserves and the high and low ends of our range of reasonable loss and LAE reserves estimates, net of reinsurance recoverable on unpaid losses, as of December 31, 2014 and 2013. The high and low ends of our range of reserve estimates in the table below are based on the results of various actuarial methods described above.

	December 31, 2014			December 31, 2013
	Low	Recorded	High	Low	Recorded	High
	($ in millions)
Unpaid loss and LAE reserves, net of reinsurance recoverable on unpaid losses	$970.3	$1,180.6	$1,307.7	$811.8	$974.1	$1,086.6
As a result of the loss and LAE reserve increases recorded in the fourth quarter of 2014 (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview"), and in recognition of the various sensitivities and volatilities associated with loss and LAE reserves described below, particularly the risks and uncertainties associated with large losses and our newer businesses, management has recorded its best estimate of loss and LAE reserves at a higher level with the actuarial range of reasonable outcomes as compared to the prior year.
The recorded reserves represent management's best estimate of unpaid loss and LAE reserves. We use the results of several different actuarial methods to develop our estimate of ultimate reserves. While we have not determined the statistical probability of actual ultimate paid losses falling within the range, management believes that it is reasonably likely that actual ultimate paid losses will fall within the ranges noted above because the ranges were developed by using several different generally accepted actuarial methods.
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

Sensitivity Analysis
The following discussion includes disclosure of possible variations from current estimates of loss reserves due to changes in a few of the many key assumptions. Each of the impacts described below is estimated individually, without consideration for any correlation among key assumptions. Further, there is uncertainty around other assumptions not explicitly quantified in the discussion below. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for our reserves in total. It is important to note that the volatilities and variations discussed below are not meant to be worst-case scenarios, and therefore it is possible that future volatilities and variations may be more than amounts discussed below.

•
Various sources of inflation volatility impact all of our reserves in different ways. Using our internal economic capital model we have derived a distribution of future loss payments under the range of inflation scenarios and related claim cost trends in our economic scenario set, holding all other sources of reserve volatility constant. At the 75th percentile of modeled outcomes, the estimated impact of claim cost inflation above our actuarially indicated reserves is $39 million, net of reinsurance.

•
The volatility associated with the frequency and severity of large losses, defined as net claims greater than or equal to $2.5 million, can have a material impact on our results. The frequency and severity of large claims is driven primarily by the random nature of the insurance process but also by claim cost inflation and parameter risk. These large losses often emerge over a long time period potentially leading to a material impact on our reserves. One way we consider this sensitivity is by examining the volatility of large losses in the current accident year using our economic capital model. At the 75th percentile of modeled outcomes, we estimate that large losses could exceed the mean by $19 million, net of reinsurance.

•
As we start up new businesses, our initial loss estimates and development patterns are often based on industry data. As actual losses develop, we will revise our initial expectations with our actual experience. However, depending on the tail for the specific business it can be a few years before we have sufficient internal data to rely on. As of December 31, 2014, we have $168 million of inception-to-date premium from our newer businesses (Programs, Crop, Environmental, and Surety). A 10% error in our initial loss ratio estimates could result in approximately $17 million adverse net variance in loss reserves.

We also consider variations and sensitivities for certain lines of business such as:

•
Professional liability:  Recorded loss and allocated loss adjustment expense reserves, net of reinsurance recoverables, for professional liability were $526.7 million as of December 31, 2014. A key assumption for professional liability is the implicit loss cost trend, particularly the severity inflation trend component of loss costs. Across the entire reserve base, a 5.0 point change in assumed annual severity would have changed the estimated net reserve by approximately $82 million as of December 31, 2014, in either direction.

•
Multiple peril liability:  Recorded loss and LAE reserves, net of reinsurance recoverables, for multiple peril, were $61.8 million as of December 31, 2014. Reported loss development patterns are a key assumption for these lines of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If case reserve adequacy for multiple peril claims changed by 10.0 points this would have changed the estimated net reserve by approximately $2 million as of December 31, 2014, in either direction.

•
Workers compensation:  Recorded workers compensation loss and LAE reserves, net of reinsurance recoverables, were $112.3 million as of December 31, 2014. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 0.5 point change in calendar year medical inflation would have changed the estimated net reserve by approximately $8 million as of December 31, 2014, in either direction.

FORWARD-LOOKING STATEMENTS
The information contained in this report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report that address activities, events or developments which we expect will or may occur in the future are forward-looking statements. The words "will," "believe," "intend," "expect," "anticipate," "project," "estimate," "predict," “anticipate” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to our:

•	change in book value per share or return on equity;

•	business strategy;

•	financial and operating targets or plans;

•	incurred loss and loss adjustment expenses and the adequacy of our loss and loss adjustment expense reserves and related reinsurance;

•	projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts;

•	expansion and growth of our business and operations;

•	future capital expenditures; and

•	pending legal proceedings.
These statements are based on certain assumptions and analyses made by us in light of our experience and judgments about historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to our expectations is subject to a number of risks, uncertainties or other factors which are described in more detail beginning on page 17 of this Form 10-K, that could cause actual results to differ materially from expectations, including:

•	claims arising from catastrophic events, such as hurricanes, windstorms, earthquakes, floods or terrorist attacks;

•	recorded loss and loss adjustment expense reserves subsequently proving to have been inadequate;

•	changes in interest rates, debt or equity markets or other market volatility that negatively impact our investment portfolio;

•	competitive forces and the cyclicality of the property and casualty insurance industry;

•	actions taken by rating agencies from time to time with respect to us, such as financial strength or credit rating downgrades or placing our ratings on negative watch;

•	the continued availability of capital and financing;

•	our ability to retain key personnel;

•	the continued availability and cost of reinsurance coverage and our ability to collect reinsurance recoverables;

•	the outcome of litigation and other legal or regulatory proceedings;

•	our ability to continue meeting our debt and related service obligations or to pay dividends;

•	the ability of our technology resources to prevent a data breach and the ability of our internal controls to ensure compliance with legal and regulatory policies;

•	our ability to successfully develop new specialty businesses;

•	changes in laws or regulations, or their interpretations, which are applicable to us, our competitors, our agents or our customers;

•	participation in guaranty funds and mandatory market mechanisms;

•	the impact of new theories of liability;

•	changes to current shareholder dividend practice and regulatory restrictions on dividends;

•	credit risk exposure in certain of our business operations;

•	our status as a subsidiary of White Mountains, including potential conflicts of interest;

•	changes in tax laws or tax treaties; and

•	other factors, most of which are beyond our control.
Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the anticipated results or developments will be realized or, even if substantially realized, that they will have the expected consequences. The forward-looking statements in this report speak only as of the date on which they are made. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

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
The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our fixed maturity and convertible fixed maturity investments and pension fixed maturity and convertible fixed maturity investments:

	Fair value at December 31, 2014	Assumed change in relevant interest rate	Estimated fair value after change in interest rate	After tax increase (decrease) in carrying value
	($ in millions)
Fixed maturity and convertible fixed maturity investments(1)	$1,804.8	100 bp decrease	$1,835.8	$20.1
		50 bp decrease	1,822.6	11.5
		50 bp increase	1,782.3	(15.0)
		100 bp increase	1,759.6	(29.4)

Qualified pension plan fixed maturity and convertible fixed maturity investments	$37.0	100 bp decrease	$37.4	$0.3
		50 bp decrease	37.2	0.2
		50 bp increase	36.7	(0.2)
		100 bp increase	36.4	(0.4)
_______________________________________________________________________________

(1)	Assumes no sensitivity to general interest rate movements for $0.5 million of convertibles whose market values are significantly influenced by the underlying stock.

Surplus notes. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—2. Loss and LAE" for sensitivity analysis with respect to the interest rate risk related to our surplus notes.
Long-term obligations. As of December 31, 2014, our interest and dividend bearing long-term obligations consisted of the 2012 Senior Notes which have a fixed interest rate. As a result, our exposure to interest rate risk resulting from variable interest rate obligations is insignificant.
The Senior Notes were issued in 2012 and mature on November 9, 2022. As of December 31, 2014, the fair value of the Senior Notes was $286.0 million, which compared to a carrying value of $274.7 million. The fair value of this obligation was estimated by using quoted market prices.

Credit Spread Risk
Sensitivity analysis of spread risk. Our overall fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. Widening and tightening of spreads generally translate into decreases and increases in fair values of fixed maturity investments, respectively.
The table below summarizes the estimated effects of hypothetical widening and tightening of pre-tax credit spreads for different classes of our fixed maturity and convertible fixed maturity portfolios. In estimating the impact of hypothetical tightening of spreads, for fixed maturity investments yielding more than the 3 year Constant Maturity Treasury Index (CMT Index) as of December 31, 2014, to the extent their yields would have decreased to levels lower than the 3 year CMT Index as of December 31, 2014, we limited their price appreciation to a level equal to the yield of the 3 year CMT Index. For fixed maturity investments yielding less than the 3 year CMT Index as of December 31, 2014, we assumed no price appreciation.

	December 31, 2014 Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
	($ in millions)
U.S. Government and agency obligations	$38.0	$—	$—	$—	$—
Foreign government obligations	1.3	—	—	—	—

	December 31, 2014 Fair Value	Tighten 100	Tighten 50	Widen 50	Widen 100
	($ in millions)
Agency mortgage-backed securities	$261.1	$3.9	$3.4	$(3.6)	$(7.1)
Other asset-backed securities	389.2	3.8	2.8	(3.8)	(7.5)

	December 31, 2014 Fair Value	Tighten 200	Tighten 100	Widen 100	Widen 200
	($ in millions)
Debt securities issued by corporations	$798.2	$28.4	$19.5	$(23.7)	$(46.4)
Municipal obligations	63.7	5.3	3.0	(3.1)	(6.0)
Convertible fixed maturity investments(1)	5.0	0.3	0.2	(0.2)	(0.4)

	December 31, 2014 Fair Value	Tighten 400	Tighten 200	Widen 200	Widen 400
	($ in millions)
Non-agency commercial mortgage-backed securities	$96.7	$10.8	$8.0	$(8.1)	$(15.5)

	December 31, 2014 Fair Value	Tighten 600	Tighten 300	Widen 300	Widen 600
	($ in millions)
Preferred stocks	$84.2	$7.2	$6.5	$(15.6)	$(31.9)
Non-agency residential mortgage-backed securities	67.4	4.4	4.3	(5.3)	(9.8)
___________________________________________________________________________

(1)	Assumes no sensitivity to general credit spread movements for $0.5 million of convertibles whose market values are significantly influenced by the underlying stock.

The table below summarizes the estimated effects of hypothetical widening and tightening of spreads on our qualified pension plan fixed maturity investments.

	December 31, 2014 Fair Value	Tighten 200	Tighten 100	Widen 100	Widen 200
	($ in millions)
Other asset-backed securities	$20.0	$—	$—	$(0.1)	$(0.1)
Convertible fixed maturity investments	12.8	0.6	0.4	(0.4)	(0.9)
Debt securities issued by corporations	4.2	0.2	0.1	(0.1)	(0.2)
Surplus notes. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—2. Loss and LAE" for sensitivity analysis with respect to the credit spread risk related to our surplus notes.
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
Sensitivity analysis of likely changes in fair values of common equity securities, hedge fund and private equity fund investments
Our investment portfolio includes investments in common equity securities, hedge funds and private equity funds. The underlying investments of the hedge funds and private equity funds are typically publicly traded and private common equity investments, and, as such, are subject to market risks that are similar to those in our common equity securities portfolio.
The following illustrates the estimated pre-tax effect on December 31, 2014 fair values carried on the consolidated balance sheet, resulting from hypothetical changes in market value:

	Change in fair value
	10% decline	10% increase	30% decline	30% increase
	($ in millions)
Common equity securities	$(32.0)	$32.0	$(96.0)	$96.0
Hedge funds	(4.2)	4.2	(12.7)	12.7
Private equity funds	(6.0)	6.0	(18.0)	18.0
Returns on common equity securities are measured against the S&P 500 Index. Hedge funds and private equity funds returns are commonly measured against the benchmark returns of hedge fund indices, such as the HFRX Equal Weighted Strategies Index, and/or the S&P 500 Index. The historical returns for each index in the past 5 full years are listed below:

	Year ended December 31,
	2014	2013	2012	2011	2010
HFRX Equal Weighted Strategies Index	(0.5)%	6.3%	2.5%	(6.2)%	5.3%
S&P 500 Index	13.7	32.4	16.0	2.1	15.1
Foreign Exposure Risk
Our investment portfolio consists of financial and non-financial fixed maturity investments, common equity securities, and convertible fixed maturity investments issued in more than 14 countries worldwide. Although, the United States represents the country of issue for approximately 93% of our investment portfolio, we could have indirect exposure to European peripheral countries through securities issued from non-peripheral countries as issuers of those securities could have exposure to European peripheral countries.

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
The CEO and the CFO of OneBeacon (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2014. Based on this evaluation, the CEO and CFO have concluded that as of December 31, 2014, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
The CEO and the CFO have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. Based on that evaluation, the CEO and CFO have concluded that our internal control over financial reporting is effective. Management's annual report on internal control over financial reporting is included on page F-76 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-77 of this report.
There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2014.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
a.    Directors
Reported under the caption "The Board of Directors" in the Company's 2015 Definitive Proxy Statement, and incorporated herein by reference.
b.    Executive Officers
See “Item 1. Business—Executive Officers."
c.    Audit Committee and Audit Committee Financial Expert
Reported under the caption "Corporate Governance—Committees of the Board—Audit Committee" of the Company's 2015 Definitive Proxy Statement, and incorporated herein by reference.
d.    Compliance with Section 16(a) of the Exchange Act
Reported under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2015 Definitive Proxy Statement, and incorporated herein by reference.

e.    Code of Ethics
The Company's Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is posted on the Company's website at www.onebeacon.com. Any changes to the Company’s Code of Business Conduct will also be posted on the Company’s website, along with any waivers of such code granted to the principal executive officer, principal financial offer or principal accounting officer.
f.    Nominating Committee
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors. The procedures for shareholders to nominate directors may be found in the Company's 2015 Definitive Proxy Statement under the caption "Corporate Governance-Nominating and Governance Committee-Procedures for Nominating Director Candidates" and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Reported under the captions "Executive Compensation" (including "Compensation Committee Report"), "Compensation of Directors," and "Corporate Governance—Committees of the Board—Compensation Committee Interlocks and Insider Participation" of the Company's 2015 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Reported under the captions "Voting Securities and Principal Holders Thereof" and "Equity Compensation Plan Information" of the Company's 2015 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reported under the caption "Transactions with Related Persons, Promoters and Certain Control Persons" and "Corporate Governance" of the Company's 2015 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Reported under the caption "Independent Registered Public Accountant Fees and Services" of the Company's 2015 Definitive Proxy Statement, and incorporated herein by reference.

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
Separation Agreement between White Mountains Insurance Group, Ltd. and OneBeacon Insurance Group, Ltd incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 Amendment No. 3 filed on October 20, 2006 (Commission File No. 333-136287).

3.2	**
Memorandum of Association of OneBeacon Insurance Group, Ltd incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 Amendment No. 2 filed on October 10, 2006 (Commission File No. 333-136287).

3.3	**
Certificate of Deposit of Memorandum of Increase of Share Capital dated October 31, 2006 incorporated by reference to Exhibit 3.1.1 to the Company's Registration Statement on Form S-1 Amendment No. 4 filed on November 3, 2006 (Commission File No. 333-136287).

3.4	**
Amended and Restated Bye-laws of OneBeacon Insurance Group, Ltd. incorporated by reference to Exhibit 3.2 to the Company Registration Statement on Form S-1 Amendment No. 3 filed on October 20, 2006 (Commission File No. 333-136287).

4.1	**
Specimen Class A common share certificate incorporated by reference to Exhibit 4.1 to the Company Registration Statement on Form S-1 Amendment No. 3 filed on October 20, 2006 (Commission File No. 333-136287).

4.2	**
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

4.4.1	**
Registration Rights Agreement between OneBeacon Insurance Group, Ltd. and White Mountains Insurance Group, Ltd. incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 Amendment No. 2 filed on October 10, 2006 (Commission File No. 333-136287).

4.4.2	*
Form of Joinder to Registration Rights Agreement between OneBeacon Insurance Group, Ltd. and White Mountains Insurance Group, Ltd. which was executed by each of Sirius International Financial Services, Ltd., Lone Tree Holdings, Ltd., Sirius International Holdings (NL) BV and Star Re Ltd.

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

10.2.2	*	Amendment No. 1 dated as of February 1, 2013 to Stock Purchase Agreement by and among the Company, OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group Holdings Limited.

Exhibit No.		Description
10.2.3	**
Amendment dated as of October 25, 2013 to Stock Purchase Agreement by and among the Company, OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group Holdings Limited incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K filed on February 28, 2014.

10.2.4	**
Amendment No. 3 dated as of June 19, 2014 to Stock Purchase Agreement by and among the Company, OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group Holdings Limited incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2014.

10.2.5	*	Amendment No. 4 dated as of November 3, 2014 to Stock Purchase Agreement by and among the Company, OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group Holdings Limited.

10.3.1	*	Amended and Restated Investment Management Agreement dated as of December 23, 2014 by and between White Mountains Advisors LLC and OneBeacon Insurance Group, Ltd.

10.4.1	*	Amended and Restated Investment Management Agreement with Prospector Partners, LLC dated as of February 25, 2015.

10.5.1	**
OneBeacon 2007 Long-Term Incentive Plan incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement for the Annual General Meeting of Members filed with the Securities and Exchange Commission on April 13, 2012.

10.5.2	*	OneBeacon's 2014 Management Incentive Plan.

10.5.3	**
OneBeacon Deferred Compensation Plan incorporated by reference to Exhibit 10.4.6 to the Company's Registration Statement on Form S-1 Amendment No. 2 filed on November 8, 2006 (Commission File No. 333-136287).

10.5.4	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2012-2014 Performance Share Grant incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 27, 2012.

10.5.5	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2012-2014 Performance Unit Grant incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 27, 2012.

10.5.6	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2013-2015 Performance Share Grant incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 4, 2013.

10.5.7	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2013-2015 Performance Unit Grant incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 4, 2013.

10.5.8	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2014-2016 Performance Share Grant incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2014.

10.5.9	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2014-2016 Performance Unit Grant incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 3, 2014.

10.5.10	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2014 Performance Unit Grant incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 3, 2014.

10.5.11	**	Form of Restricted Share Award Agreement incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 27, 2012.

10.5.12	**
Restricted Share Award Agreement by and between OneBeacon Insurance Group, Ltd. and T. Michael Miller dated as of May 25, 2011 incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 31, 2011.

10.5.13	**	Form of Company's Confidentiality and Non-Solicitation Agreement incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 31, 2011.

Exhibit No.		Description
10.6	**	Employment Offer Letter for Paul McDonough, dated as of December 5, 2005 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2013.

10.7	**	Employment Offer Letter for Paul Romano, dated as of March 26, 2008 incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2013.

10.8	**	Employment Offer Letter for Dennis Crosby, dated as of July 15, 2010 incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2013.

10.9	**	Employment Offer Letter for Maureen Phillips, dated as of February 1, 2012 incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2013.

12.1	*	Statement of Computation of Ratio of Earnings (Loss) to Fixed Charges.

21.1	*	List of Subsidiaries of OneBeacon Insurance Group, Ltd.

23.1	*	Consent of PricewaterhouseCoopers LLP.

24.1	*	Power of Attorney.

31.1	*	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	***
The following financial information from OneBeacon Insurance Group, Ltd.'s Annual Report on Form 10-K for the years ended December 31, 2014 and 2013 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Common Shareholders' Equity for each of the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for each of the years ended December 31, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OneBeacon Insurance Group, Ltd.
	By:	/s/ T. MICHAEL MILLER
T. Michael Miller President and Chief Executive Officer
Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant, in the capacities and on the date indicated.

	Signature	Title	Date

	/s/ T. MICHAEL MILLER	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2015
T. Michael Miller

	/s/ PAUL H. MCDONOUGH	Chief Financial Officer (Principal Financial Officer)	February 27, 2015
Paul H. McDonough

	/s/ JOHN C. TREACY	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2015
John C. Treacy

	*	Director	February 27, 2015
Lowndes A. Smith

	*	Director	February 27, 2015
Raymond Barrette

	*	Director	February 27, 2015
Reid T. Campbell

	*	Director	February 27, 2015
Morgan W. Davis

	*	Director	February 27, 2015
David T. Foy

	*	Director	February 27, 2015
Lois W. Grady

	*	Director	February 27, 2015
Ira H. Malis

	*	Director	February 27, 2015
Patrick A. Thiele

	*	Director	February 27, 2015
Kent D. Urness

* By	/s/ PAUL H. MCDONOUGH
Paul H. McDonough, As Attorney-in-Fact

ONEBEACON INSURANCE GROUP, LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$1,799.8	$1,700.9
Short-term investments, at amortized cost (which approximates fair value)	202.2	157.0
Common equity securities, at fair value	320.0	336.9
Convertible fixed maturity investments, at fair value	5.0	30.5
Other investments	200.0	139.6
Total investment securities	2,527.0	2,364.9
Cash	87.0	168.1
Reinsurance recoverables	173.8	89.9
Premiums receivable	241.5	228.2
Funds held under reinsurance contracts	37.1	1.8
Deferred acquisition costs	103.2	103.7
Net deferred tax asset	131.8	90.6
Investment income accrued	10.0	10.1
Accounts receivable on unsettled investment sales	7.2	3.3
Other assets	202.7	270.9
Assets held for sale	58.1	1,880.1
Total assets	$3,579.4	$5,211.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,342.2	$1,054.3
Unearned premiums	588.3	544.9
Funds held under insurance contracts	81.0	63.3
Debt	274.7	274.7
Accounts payable on unsettled investment purchases	0.5	11.6
Other liabilities	242.2	275.3
Liabilities held for sale	—	1,880.1
Total liabilities	2,528.9	4,104.2
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,296,387 and 95,404,138 shares)	1,023.7	1,022.5
Retained earnings	28.5	75.0
Accumulated other comprehensive income (loss), after tax	(5.2)	6.8
Total OneBeacon's common shareholders' equity	1,047.0	1,104.3
Total noncontrolling interests	3.5	3.1
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,050.5	1,107.4
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$3,579.4	$5,211.6

See Notes to Consolidated Financial Statements, including Note 16—"Commitments and Contingencies."

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2014	2013	2012
	($ in millions, except per share amounts)
Revenues
Earned premiums	$1,177.1	$1,120.4	$1,132.0
Net investment income	41.7	41.1	53.6
Net realized and change in unrealized investment gains	40.4	49.4	55.7
Net other revenues (expenses)	5.8	31.2	(0.5)
Total revenues	1,265.0	1,242.1	1,240.8
Expenses
Loss and loss adjustment expenses	815.1	622.1	650.0
Policy acquisition expenses	203.3	208.9	249.4
Other underwriting expenses	179.2	204.8	205.2
General and administrative expenses	13.8	12.0	13.4
Interest expense	13.0	13.0	16.9
Total expenses	1,224.4	1,060.8	1,134.9
Pre-tax income from continuing operations	40.6	181.3	105.9
Income tax (expense) benefit	14.6	(34.3)	(8.4)
Net income from continuing operations	55.2	147.0	97.5
(Loss) from discontinued operations, net of tax	(1.8)	(46.6)	(24.3)
(Loss) gain from sale of discontinued operations, net of tax	(18.8)	46.6	(91.0)
Net income (loss), including noncontrolling interests	34.6	147.0	(17.8)
Less: Net income attributable to noncontrolling interests	(1.1)	(1.0)	(1.4)
Net income (loss) attributable to OneBeacon's common shareholders	33.5	146.0	(19.2)
Net change in benefit plan assets and obligations, net of tax	(12.0)	20.6	(2.9)
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$21.5	$166.6	$(22.1)

Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted
Net income from continuing operations, per share	$0.56	$1.52	$1.00
Loss from discontinued operations, net of tax, per share	(0.02)	(0.49)	(0.25)
Gain (loss) from sale of discontinued operations, net of tax, per share	(0.19)	0.49	(0.96)
Net income (loss) attributable to OneBeacon's common shareholders per share	$0.35	$1.52	$(0.21)
Dividends declared and paid per OneBeacon's common share	$0.84	$0.84	$0.84

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss)	Common shareholders' equity	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2012	$1,002.2	$108.5	$(10.9)	$1,099.8	$14.1	$1,113.9
Comprehensive income (loss):
Net income (loss)	—	(19.2)	—	(19.2)	1.4	(17.8)
Other comprehensive loss, net of tax	—	—	(2.9)	(2.9)	—	(2.9)
Total comprehensive income (loss)	—	(19.2)	(2.9)	(22.1)	1.4	(20.7)
Amortization of restricted share awards	2.6	—	—	2.6	—	2.6
Issuance of common shares	0.3	—	—	0.3	0.2	0.5
Dividends	—	(80.1)	—	(80.1)	(0.6)	(80.7)
Contributions	—	—	—	—	0.2	0.2
Gain on sale of OB Holdings Lux	14.0	—	—	14.0	—	14.0
Sale of investment with noncontrolling interest	—	—	—	—	(12.5)	(12.5)
Balances at December 31, 2012	$1,019.1	$9.2	$(13.8)	$1,014.5	$2.8	$1,017.3
Comprehensive income:
Net income	—	146.0	—	146.0	1.0	147.0
Other comprehensive income, net of tax	—	—	20.6	20.6	—	20.6
Total comprehensive income	—	146.0	20.6	166.6	1.0	167.6
Amortization of restricted share awards	3.1	—	—	3.1	—	3.1
Issuance of common shares	0.3	—	—	0.3	0.1	0.4
Dividends	—	(80.2)	—	(80.2)	(0.8)	(81.0)
Balances at December 31, 2013	$1,022.5	$75.0	$6.8	$1,104.3	$3.1	$1,107.4
Comprehensive income (loss):
Net income	—	33.5	—	33.5	1.1	34.6
Other comprehensive loss, net of tax	—	—	(12.0)	(12.0)	—	(12.0)
Total comprehensive income (loss)	—	33.5	(12.0)	21.5	1.1	22.6
Amortization of restricted share awards	3.0	—	—	3.0	—	3.0
Issuance of common shares	—	—	—	—	0.2	0.2
Repurchase and retirement of common shares	(1.8)	—	—	(1.8)	—	(1.8)
Dividends	—	(80.0)	—	(80.0)	(0.9)	(80.9)
Balances at December 31, 2014	$1,023.7	$28.5	$(5.2)	$1,047.0	$3.5	$1,050.5

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Cash flows from operations:
Net income (loss) including noncontrolling interests	$34.6	$147.0	$(17.8)
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Net loss from discontinued operations	1.8	46.6	24.3
Net loss (gain) from sale of discontinued operations	18.8	(46.6)	91.0
Net realized and change in unrealized investment gains	(40.4)	(49.4)	(55.7)
Net realized gain on sale of business	—	(23.0)	(4.4)
Net other realized losses	—	—	6.3
Deferred income tax expense (benefit)	(21.3)	12.8	16.4
Other operating items:
Net change in loss and LAE reserves	287.9	54.3	87.5
Net change in unearned premiums	43.4	(28.9)	48.4
Net change in premiums receivable	(13.3)	(2.6)	(14.6)
Net change in reinsurance recoverable on paid and unpaid losses	(83.9)	20.7	(3.1)
Net change in other assets and liabilities	(75.6)	74.5	(35.6)
Net cash provided from operations—continuing operations	152.0	205.4	142.7
Net cash used for operations—discontinued operations	(54.5)	(76.7)	(196.4)
Net cash provided from (used for) operations	97.5	128.7	(53.7)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(65.5)	72.2	14.6
Maturities of fixed maturity investments	396.4	245.2	191.5
Sales of fixed maturity investments	1,843.1	1,400.0	1,717.2
Sales of common equity securities	240.2	196.7	112.5
Sales of convertible fixed maturity investments	34.5	45.7	29.3
Return of capital and distributions of other investments	18.9	21.8	63.9
Purchases of fixed maturity investments	(2,206.8)	(1,697.0)	(1,862.5)
Purchases of common equity securities	(202.4)	(206.3)	(91.5)
Purchases of convertible fixed maturity investments	(12.9)	(14.4)	(9.4)
Contributions for other investments	(69.0)	(7.6)	(44.9)
Proceeds from sale of business	—	31.3	15.0
Net change in unsettled investment purchases and sales	(15.0)	4.1	(18.2)
Net acquisitions of property and equipment	(2.2)	(10.3)	(1.8)
Net cash (used for) provided from investing activities—continuing operations	(40.7)	81.4	115.7
Net cash provided from investing activities—discontinued operations	—	—	—
Net cash (used for) provided from investing activities	(40.7)	81.4	115.7
Cash flows from financing activities:
Issuance of debt, net of debt issuance costs	—	—	271.9
Repurchases of debt	—	—	(275.9)
Cash dividends paid to common shareholders	(80.0)	(80.2)	(80.1)
Repurchases and retirements of common stock	(1.8)	—	—
Proceeds on sale of OB Holdings Lux	—	—	14.0
Payments on capital lease obligation	(5.3)	(5.7)	(4.9)
Net cash used for financing activities—continuing operations	(87.1)	(85.9)	(75.0)
Net cash used for financing activities—discontinued operations	—	—	—
Net cash used for financing activities	(87.1)	(85.9)	(75.0)
Net (decrease) increase in cash during period	(30.3)	124.2	(13.0)
Cash reclassified from assets held for sale	—	—	5.5
Cash transferred with sale of business	(50.8)	—	(3.5)
Net (decrease) increase after reclassification of cash to assets held for sale and transferred with sale of business	(81.1)	124.2	(11.0)
Cash balance at beginning of period	168.1	43.9	54.9
Cash balance at end of period	$87.0	$168.1	$43.9

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies
Basis of presentation
The accompanying consolidated financial statements include the accounts of OneBeacon Insurance Group, Ltd. (the "Company" or the "Registrant") and its subsidiaries (collectively, "OneBeacon") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an exempted Bermuda limited liability company with U.S.-based underwriting operating companies that are property and casualty insurance writers and a Bermuda-based reinsurance company, Split Rock Insurance, Ltd. ("Split Rock"), which primarily reinsures certain risks of affiliated entities. OneBeacon offers a wide range of specialty insurance products and services primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies.
OneBeacon is 75.3% owned by White Mountains Insurance Group, Ltd. ("White Mountains"), a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. The Company's headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. The Company currently owns property in Canton, Massachusetts which was being actively marketed for sale as of December 31, 2014 and is classified as held for sale in the December 31, 2014 balance sheet. On February 9, 2015, the Company entered into an agreement to sell the property, as disclosed in Note 20—"Subsequent Events."
On December 23, 2014, OneBeacon completed the sale of its run-off business to a subsidiary of Armour Group Holdings Limited (“Armour”). See Note 2—"Acquisitions and Dispositions" and Note 18—"Discontinued Operations." The run-off business included the results of OneBeacon's non-specialty commercial lines business and certain other run-off business, including the vast majority of asbestos and environmental reserves, as well as certain purchase accounting adjustments related to the run-off business (the “Runoff Business,” the sale of which is referred to as the “Runoff Transaction”). The assets and liabilities associated with the Runoff Business as of December 31, 2013 are presented in the balance sheet as held for sale assuming the investing and financing steps required to effect the sale were completed as of that balance sheet date. The Runoff Business has been presented as discontinued operations in the consolidated statements of operations and cash flows. The Runoff Business disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with the Runoff Business. The legal entities included in the sale held an agreed upon level of invested assets and capital at closing.
OneBeacon's reportable segments are Specialty Products, Specialty Industries and Investing, Financing and Corporate. The Specialty Products segment is comprised of eight underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. The Specialty Industries segment is comprised of six underwriting operating segments, including the Energy underwriting operating segment that was exited in 2013, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate subsidiaries. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximated fair value as of December 31, 2014 and 2013.
Other investments include hedge funds and private equity funds which are both measured at fair value with changes therein reported in total revenues as net realized and change in unrealized investment gains, an investment in a community reinvestment vehicle which is accounted for at fair value, and a tax advantaged federal affordable housing development fund which is accounted for under the equity method. Other investments also include surplus notes provided in conjunction with the financing of the Runoff Transaction which are measured at their estimated fair value based on discounted cash flows, with changes in fair value reported in total revenues as net realized and change in unrealized gains.
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
As of both December 31, 2014 and 2013, approximately 90% and 92%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include OneBeacon's investments in surplus notes, hedge funds and private equity funds, as well as certain investments in debt and equity securities, including asset-backed securities, where quoted market prices are unavailable or are not considered reasonable. OneBeacon determines when transfers between levels have occurred as of the beginning of the period.
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
OneBeacon's process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, evaluation of model pricing methodologies, review of the pricing services' quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least an annual basis, monthly analytical reviews of certain prices and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. OneBeacon also performs back-testing of selected purchases and sales activity to determine whether there are any significant differences between the market price used to value the security prior to purchase or sale and the actual purchase or sale price on at least an annual basis. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on the procedures are considered outliers. Also considered outliers are prices that haven’t changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of OneBeacon's review process does not appear to support the market price provided by the pricing services, OneBeacon challenges the price. During the past year, approximately 15 securities fell outside OneBeacon's expected results, thereby triggering the challenge with the pricing service. If OneBeacon cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question.
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
Hedge funds and private equity funds are carried at fair value based upon OneBeacon's proportionate interest in the underlying fund's net asset value, which is deemed to approximate fair value, as net asset value of the funds reflects the fair value of the funds' underlying investments. OneBeacon employs a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund's audited financial statements and discussing each fund's pricing with the fund's manager. Other investments also include surplus notes, the fair value of which are estimated using a discounted estimated cash flow method, as described in Note 18—"Discontinued Operations."
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
Insurance Operations
Premiums written are recognized as revenues and are earned ratably over the term of the related policy. Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. Multiple peril crop insurance ("MPCI") net written premiums, which are written through the federal crop insurance program administered by the U.S. Department of Agriculture’s Risk Management Agency, are estimated based on processed applications, which are typically received around the sales closing date, with necessary adjustments made as the Company receives acreage reports from the policyholders. Premiums written are recognized as revenues and are earned ratably over the period of risk commencing with the sales closing date, which approximates the inception of the planting season, and ending with the estimated crop harvest date. The vast majority of the written premium in the Company's crop business for 2014 was related to the MPCI program, most of which was crop revenue protection coverage.
Policy acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of business. These costs are deferred and amortized to the extent they relate to successful contract acquisitions over the applicable premium recognition period. Policy acquisition costs deferred were $237.6 million, $210.3 million and $262.8 million for the years ending December 31, 2014, 2013 and 2012, respectively, all of which were included in policy acquisition expenses, with the exception of $22.9 million, $23.4 million and $22.3 million for each respective period that were deferred relating to other underwriting expenses. Policy acquisition costs amortized were $227.6 million, $230.5 million and $262.4 million for the years ending December 31, 2014, 2013 and 2012, respectively, all of which were included in policy acquisition expenses, with the exception of $23.0 million, $22.4 million and $20.9 million for each respective period that were amortized relating to other underwriting expenses.
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
Loss and LAE are charged against income as incurred. Unpaid loss and LAE reserves are based on estimates (generally determined by claims adjusters, legal counsel and actuarial staff) of the ultimate costs of settling claims, including the effects of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

inflation and other societal and economic factors. Unpaid loss and LAE reserves represent management's best estimate of ultimate loss and LAE, net of reinsurance and estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated and any adjustments resulting therefrom are reflected in the current period. The process of estimating unpaid loss and LAE reserves involves a considerable degree of judgment by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.
OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using the statutory rate (2.5% and 3.5% at December 31, 2014 and 2013, respectively). As of December 31, 2014 and 2013, the discount on OneBeacon's workers' compensation loss and LAE reserves amounted to $1.0 million and $3.0 million (excluding $61.7 million which relates to reserves from the Runoff Business that have been reclassified to liabilities held for sale on the December 31, 2013 balance sheet), respectively.
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
Funds Held
Funds held under reinsurance contracts primarily represent amounts due to OneBeacon in connection with the Standard Reinsurance Agreement ("SRA") with the Federal Crop Insurance Corporation ("FCIC"), which is managed by an agency of the U.S. Department of Agriculture. The SRA governs the relationship, including the exchange of funds, between private insurance companies, including OneBeacon, and the FCIC relating to our MPCI crop insurance business. Funds held under insurance contracts represents unrestricted collateral held by OneBeacon primarily relating to the Surety business.
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
Deferred Software Costs
OneBeacon capitalizes costs related to computer software developed for internal use during the application development stage of software development projects. These costs generally consist of certain external, payroll and payroll related costs. OneBeacon begins amortization of these costs once the project or the respective phase of the project is completed and ready for its intended use. Amortization is on a straight line basis and over the useful life which generally ranges from three to five years. As of December 31, 2014 and 2013, OneBeacon had unamortized deferred software costs of $13.0 million and $11.8 million, respectively.
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
Variable Interest Entities
OneBeacon consolidates a reciprocal insurance exchange ("reciprocal") as a variable interest entity ("VIE"), which is an entity in which the equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. OneBeacon consolidates the VIE in its financial statements as it has both the power to direct the activities of the VIE that most significantly impact its economic performance and either the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. See Note 13—"Variable Interest Entities ("VIE")."
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
Recently Adopted Changes in Accounting Principles
Unrecognized Tax Benefits
Effective January 1, 2014, OneBeacon prospectively adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASC 740). The new ASU requires balance sheet presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward or tax credit carryforward rather than as a liability. The exception is in circumstances where a carryforward is not available to settle the additional taxes that might arise upon disallowance of the tax position under the tax law of the applicable jurisdiction. Prior to the issuance of ASU 2013-11, the guidance for unrecognized tax benefits under ASC 740 did not provide explicit guidance on whether an entity should present an unrecognized tax benefit as a liability or as a reduction of NOL carryforwards or other tax credits. In circumstances where an NOL carryforward is not available to offset settlement of any additional taxes arising from a disallowed tax position, the unrecognized tax benefit should be presented as a liability. This adoption did not have any impact on the Company's financial position, results of operations, cash flows or financial statement presentation.
Recently Issued Accounting Pronouncements
Qualified Affordable Housing Projects
On January 15, 2014 the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("QAHP") (ASC 323). The new guidance eases the requirements for an investor to elect to account for its investment in a QAHP using the effective yield method. Prior to the issuance of the new guidance, investors had to have a letter of credit guaranteeing the availability of the tax credit allocable to the investor, had to demonstrate that the projected yield based solely on the cash flows from the guaranteed tax credits was positive and had to be a limited partner in the QAHP for both legal and tax purposes. Under the new guidance, the letter of credit requirement has been eliminated and instead, the investor must simply be able to demonstrate that the tax credit allocable to the investor will be available. Investments in QAHP not meeting the criteria in the new guidance would be accounted for under the equity method or the cost method. The election to use the effective yield method is considered an accounting policy decision that should be applied consistently to all QAHP investments. OneBeacon intends to adopt ASU 2014-01 during the first quarter of 2015, with retrospective application. OneBeacon does not expect adoption to have a material effect on its consolidated financial statements.
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
Share-Based Compensation Awards
In June 2014, the FASB issued ASU 2014-12, Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance is intended to eliminate diversity in practice for employee share-based awards containing performance targets that could be achieved after the requisite service

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

period. Some reporting entities account for performance targets that can be achieved after the requisite service period as performance conditions that affect the vesting of the award while other reporting entities treat those performance targets as non-vesting conditions that affect the grant-date fair value of the award. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. The Company is in the process of evaluating the new guidance and has not yet determined the potential effect of adoption on its financial position, results of operations, or cash flows. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015.
NOTE 2. Acquisitions and Dispositions
Runoff Business
As described in Note 1, on December 23, 2014, OneBeacon completed the sale of its Runoff Business to Armour. In conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. As part of the Runoff Transaction, OneBeacon and Armour entered into a limited Transition Services Agreement (“TSA”), pursuant to which OneBeacon is providing certain transition services to Armour during the term of the TSA, which has an initial term of one year. See Note 18—"Discontinued Operations" for further information regarding balances classified as held for sale and activity reported as discontinued operations.
Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company ("Essentia"), an indirect wholly-owned subsidiary which wrote the collector cars and boats business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency ("Hagerty") terminated their underwriting arrangement with respect to the collector cars and boats business. OneBeacon recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in 2013. For the year ended December 31, 2012, the business associated with this agreement generated net written premiums of $179.7 million, or 15.2% of consolidated written premiums. The Company recognized earned premiums for this business of $89.1 million and $172.4 million for 2013 and 2012, respectively, and essentially no earned premiums for 2014.
AutoOne
On February 22, 2012, OneBeacon completed the sale of its AutoOne Insurance business ("AutoOne") to Interboro Holdings, Inc. ("Interboro") (the "AutoOne Transaction"). AutoOne had offered products and services to assigned risk markets primarily in New York and New Jersey. AutoOne has been presented as discontinued operations in the statements of operations and cash flows for the year ended December 31, 2012. OneBeacon and Interboro reached conclusion on post-closing adjustments to the closing balance sheet resulting in OneBeacon recording a net gain of $0.5 million after tax, reflecting a true up of the estimated loss on sale of AutoOne during the year ended December 31, 2012. Pursuant to the terms of the AutoOne Transaction, at closing, the legal entities included in the sale held an agreed upon level of invested assets and capital.
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
Except as described above, during the years ended December 31, 2014, 2013 and 2012, there were no significant acquisitions or dispositions.
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
Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. OneBeacon's own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, is the most important information for estimating its reserves. External data, available from organizations such as statistical bureaus, consulting firms and reinsurance companies, is sometimes used to supplement or corroborate OneBeacon's own experience. External data can be especially useful for estimating costs on new lines of business (e.g. Surety, Crop) or new business segments (e.g. Programs).
For some lines of business, such as "long-tail" coverages discussed below, claims data reported in the most recent accident or report year is often too limited to provide a meaningful basis for analysis due to the typical delay in reporting and settling of claims. For this type of business, OneBeacon uses a selected loss ratio method for the initial accident year or years. This is a standard and accepted actuarial reserve estimation method in these circumstances in which the loss ratio is selected based upon information used in pricing policies for that line of business, as well as any publicly available industry data, such as industry pricing, experience and trends, for that line of business.
Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and eventually settled. This time lag is sometimes referred to as the "claim-tail." The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for liability/casualty coverages, such as automobile liability, general liability, products liability, multiple peril coverage, and workers compensation, can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known and, as a result, OneBeacon may adjust its reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.
In determining ultimate loss and LAE, the cost to indemnify claimants, provide needed legal defense and other services for insureds and administer the investigation and adjustment of claims are considered. These claim costs are influenced by many factors that change over time, such as expanded coverage definitions as a result of new court decisions, inflation in costs to repair or replace damaged property, inflation in the cost of medical services, and legislated changes in statutory benefits, as well as by the particular, unique facts that pertain to each claim. As a result, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. The factors influencing changes in claim costs are often difficult to isolate or quantify and developments in paid and incurred losses from historical trends are frequently subject to multiple and conflicting interpretations. Changes in coverage terms or claims handling practices may also cause future experience and/or development patterns to vary from the past. A key objective of actuaries in developing estimates of ultimate loss and LAE, and resulting IBNR reserves, is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that the future can be projected more reliably. Because of the factors previously discussed, this process requires the use of informed judgment and is inherently uncertain.
OneBeacon's actuaries use several generally accepted actuarial methods to evaluate its loss and LAE reserves, each of which has its own strengths and weaknesses. OneBeacon places more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

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

•
Expected loss ratio methods:  These methods are based on the assumption that ultimate losses vary proportionately with premiums. Expected loss ratios are typically developed based upon the information used in pricing, and are multiplied by the total amount of premiums earned to calculate ultimate losses. Expected loss ratio methods are useful for estimating ultimate losses in the early years of long-tailed lines of business, when little or no paid or incurred loss information is available.

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
Upon completion of each quarterly review, the Company's actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management's best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially indicated reserves levels in the future. Typically, these factors exist when management and our actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs, legal and regulatory developments, or other volatilities that may arise.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves

Loss and LAE reserve summary
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the years ended December 31, 2014, 2013, and 2012:

	Year ended December 31,
	2014		2013		2012
	($ in millions)
Gross beginning balance	$1,054.3		$1,000.0		$3,358.6
Less beginning reinsurance recoverable on unpaid losses	(80.2)		(107.3)		(2,167.5)
Net beginning loss and LAE reserves	974.1		892.7		1,191.1
Loss and LAE incurred from continuing operations relating to:
Current year losses	725.3		622.1		657.4
Prior year losses	89.8		—		(7.4)
Total incurred loss and LAE from continuing operations	815.1		622.1		650.0
Loss and LAE paid from continuing operations relating to:
Current year losses	(199.6)		(188.6)		(224.6)
Prior year losses	(409.0)		(352.1)		(340.5)
Total loss and LAE payments from continuing operations	(608.6)		(540.7)		(565.1)
Net loss and LAE reserves	1,180.6		974.1		1,276.0
Total incurred loss and LAE from discontinued operations	(0.7)		78.9		48.4
Total loss and LAE payments from discontinued operations	(55.1)		(102.3)		(220.8)
Net loss and LAE reserves	1,124.8		950.7		1,103.6
Net change in loss and LAE reserves reported in liabilities held for sale	188.4	(1)	23.4	(2)	(147.1)	(3)
Net loss and LAE reserves sold	(132.6)	(4)	—		(63.8)	(5)
Net ending loss and LAE reserves	1,180.6		974.1		892.7
Plus ending reinsurance recoverable on unpaid losses	161.6		80.2		107.3
Gross ending loss and LAE reserves	$1,342.2		$1,054.3		$1,000.0
_______________________________________________________________________________

(1)	Consists of the change in net loss and LAE reserves of $188.4 million, representing the balance classified as held for sale as December 31, 2013, in connection with the Runoff Transaction.

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

(4)	Relates to the Runoff Transaction, which closed on December 23, 2014.

(5)	Relates to the AutoOne Transaction, which closed in February 2012.
Loss and LAE development
Loss and LAE development—2014
Net unfavorable prior year loss and LAE reserve development was $89.8 million during the year ended December 31, 2014, of which $75.5 million related to the 2014 fourth quarter reserve increase described below. Of the net unfavorable loss and LAE reserve development resulting from the 2014 fourth quarter reserve increase, $46.4 million related to the Professional Insurance underwriting operating segment, primarily professional liability (including lawyers professional liability) and management liability, and to a lesser extent underwriting operating segments comprising Entertainment, Government Risks, Specialty Property, Accident, and the inland marine business within International Marine Underwriters. The remaining net unfavorable prior year loss and LAE reserve development for 2014 primarily related to unfavorable development recognized prior to the 2014 fourth quarter also in the professional liability and management liability businesses included within Professional Insurance, offset in part by favorable development in the healthcare business included within Professional Insurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves

2014 Fourth Quarter Loss and LAE Reserve Increase
Through the first nine months of 2014, the Company recorded $14.3 million of unfavorable loss and LAE reserve development, driven by greater-than-expected large losses in several underwriting operating segments, primarily in the professional and management liability lines within the Professional Insurance underwriting operating segment. This large loss activity, which occurred mostly during the second and third quarters of 2014, also impacted the current accident year loss and LAE estimates. Additionally, the Company incurred higher-than-usual claim coverage determination costs, a component of LAE expenses, during the first nine months of 2014. Other underwriting operating segments also reported increased claim activity, including Entertainment, Government Risks, and Accident.
Since the increased level of loss and LAE activity continued into the early part of the fourth quarter, the high level of activity in the second and third quarters no longer seemed to be isolated occurrences. As such, during the fourth quarter of 2014, the Company enhanced its actuarial and claims review in several areas. The Company isolated the recent large loss activity in each of its underwriting operating segments and examined the emergence of large losses relative to the timing and amounts of expected large losses. The Company also conducted additional analyses in the lawyers' professional liability line within the Professional Insurance underwriting operating segment. These new analyses included a claim level review and the application of additional actuarial methods and loss development assumptions. The results of these analyses indicated that the assumed tail risk included in the loss development patterns used to record IBNR reserves for this line were insufficient and needed to be increased for remaining long-tail exposures. The Company's claims and actuarial staff also conducted an in-depth review of coverage determination, litigation, and other claim-specific adjusting expenses as a result of an emerging trend of increased expenses in these areas over recent quarters, particularly coverage determination expenses. This review concluded that the ultimate costs of these loss adjustment expenses were larger than previously estimated, causing management to record an increase in estimated LAE expenses, primarily in Professional Insurance. Finally, the Company also recorded unfavorable prior year development in other underwriting units, including Entertainment and Government Risks. The unfavorable loss development in Entertainment and Government Risks resulted from heavier than expected claim activity during the fourth quarter, predominantly in the general liability and commercial auto liability lines.
As a result of these enhanced actuarial and claim reviews conducted during the fourth quarter and in order to fully reflect these recent trends, the Company recorded a $109.2 million increase in loss and LAE reserves, which included a $75.5 million increase in prior accident year loss and LAE reserves and a $33.7 million increase in the current accident year loss and LAE reserves which were previously recorded at September 30, 2014. The components of the 2014 fourth quarter loss and LAE reserve increase and the net loss and LAE development for the full year are provided below:

	2014 Fourth Quarter Reserve Increase			Full Year 2014 Net Prior Year Development
Underwriting Operating Segment	Current Accident Year	Prior Accident Years	Total
Professional Insurance	$22.9	$46.4	$69.3	$59.1
Specialty Property	(1.1)	5.7	4.6	1.1
Crop	3.8	—	3.8	—
Other	2.8	(0.4)	2.4	1.6
Specialty Products	28.4	51.7	80.1	61.8

Entertainment	1.5	11.6	13.1	13.5
Government Risks	1.2	7.1	8.3	8.5
Accident	—	3.5	3.5	6.0
Other	2.6	1.6	4.2	—
Specialty Industries	5.3	23.8	29.1	28.0
Total	$33.7	$75.5	$109.2	$89.8
As noted above, the Company increased its provision for current accident year losses and LAE by $33.7 million in the fourth quarter of 2014. In recording the change in estimate of its loss and LAE reserve provision for the 2014 accident year, the Company considered the results of the enhanced actuarial and claim review and the fact that reported large claims were approaching estimated ultimate large losses sooner than originally expected. Of the $33.7 million increase, $29.9 million reflects an increase in management's best estimate of current year loss and LAE as of December 31, 2014 from those amounts recorded in the first nine months of 2014. This increase primarily affected the Professional Insurance underwriting operating segment, which represented $22.9 million of the total provision. The remaining $3.8 million is related to an increase in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves

estimated losses in the Crop underwriting operating segment from higher-than-expected reports of crop losses that emerged in the fourth quarter.
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
Discontinued Operations
See Note 18—"Discontinued Operations" for a discussion of impacts to reserves for unpaid losses and LAE related to discontinued operations.
Asbestos and Environmental
Substantially all of OneBeacon's unpaid loss and LAE reserves for Asbestos and Environmental ("A&E") relates to operations that were sold as part of the Runoff Transaction. The remaining unpaid loss and LAE reserves for Asbestos and Environmental related to continuing operations is less than $0.1 million on both a gross and net basis as of December 31, 2014.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

The effects of reinsurance on OneBeacon's insurance subsidiaries' written and earned premiums and on loss and LAE, excluding the Runoff Business, were as follows:

	Year ended December 31,
	2014	2013		2012
	($ in millions)
Written premiums:
Direct	$1,257.5	$1,103.1		$1,204.0
Assumed	65.9	59.8		55.2
Ceded	(106.5)	(74.3)		(80.0)
Net written premiums	$1,216.9	$1,088.6		$1,179.2
Earned premiums:
Direct	$1,209.1	$1,043.3		$1,158.3
Assumed	70.9	148.5	(1)	52.8
Ceded	(102.9)	(71.4)		(79.1)
Net earned premiums	$1,177.1	$1,120.4		$1,132.0
Loss and LAE:
Direct	$830.7	$584.9		$687.5
Assumed	63.7	76.3	(1)	29.6
Ceded	(79.3)	(39.1)		(67.1)
Net loss and LAE	$815.1	$622.1		$650.0
_______________________________________________________________________________

(1)
Includes assumed earned premiums and loss and LAE of $89.1 million and $41.9 million, respectively, related to the collector cars and boats business which although exited on January 1, 2013, was assumed on a runoff basis from Essentia.

Reinsurance Treaties
The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to the Company's operating results and financial condition. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by a catastrophic event is a function of severity and the amount and type of insured exposure in the affected area. In the normal course of business, OneBeacon's insurance subsidiaries seek to limit losses that may arise from catastrophes or other events through individual risk selection, imposing deductibles and limits, limiting its concentration of insurance in catastrophe-prone areas such as coastal regions and reinsuring with third-party reinsurers.
The Company uses models (primarily AIR Worldwide (AIR) Touchstone version 2.0) to estimate potential losses from catastrophes. The Company use the model output in conjunction with other data to manage its exposure to catastrophe losses based on a probable maximum loss (PML) forecast to quantify its exposure to a 1-in-250-year catastrophe event.
OneBeacon utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to large catastrophe losses. Effective May 1, 2014, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2015. The program provides coverage for OneBeacon's property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained and 100.0% of the next $110.0 million of losses resulting from the catastrophe are reinsured in three layers. The part of a catastrophe loss in excess of $130.0 million would be retained in full. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.
OneBeacon's current third party reinsurance programs provide varying degrees of coverage for terrorism events. The Company's overall terrorism exposure is impacted by the Terrorism Risk Insurance Program (the “Terrorism Act”), which is a federal program administered by the Department of the Treasury that provides for a shared system of public and private compensation for commercial property and casualty losses resulting from events that reach the threshold for losses ($100 million in 2015 and increasing $20 million in subsequent years until the threshold becomes $200 million in 2020). The Terrorism Act limits the industry's aggregate liability for losses from certified terrorist acts by requiring the federal government to share a set amount of losses (85% in 2015 and decreasing 1% annually in subsequent years until it reaches a floor of 80% in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

2020) once a company meets a specific retention or deductible as determined by its prior year's direct written premiums. It also limits the aggregate liability to be paid by the government and industry without further action by Congress to $100 billion. In exchange for this backstop, primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as defined in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.
All losses that result from a nuclear, biological, chemical or radiological terrorist attack are excluded from the Company's current third party reinsurance program. OneBeacon's property catastrophe treaty also excludes acts of terrorism certified pursuant to the Terrorism Act and committed by an individual or individuals acting on behalf of any foreign person or foreign interest. OneBeacon's casualty clash treaty provides coverage for losses that result from certified and non-certified acts of terrorism, on an aggregated basis, subject to a maximum of one full treaty limit. OneBeacon's property per risk, casualty and workers compensation treaties each provide full coverage for certified acts of terrorism on behalf of a non-foreign person or interest, but are sublimited to one full treaty limit for certified acts of terrorism committed on behalf of any foreign person or foreign interest. OneBeacon's healthcare treaty is sublimited to one full treaty limit of coverage for all acts of terrorism.
OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $120 million in 2015. The federal government will pay 85% of covered terrorism losses that exceed the Company's or the industry's retention levels in 2015, up to a total of $100 billion. As indicated above, the Company's 15% copay will increase annually beginning in 2016 by 1% until it reaches a limit of 20% in 2020.
In addition to the corporate catastrophe reinsurance protection, the Company also purchases dedicated reinsurance protection for certain lines of business. OneBeacon specialty property underwriting operating segment purchases a dedicated property catastrophe program providing 100% coverage for $30.0 million of loss in excess of $10.0 million of loss, which inures to the benefit of the broader property catastrophe reinsurance program described previously. This treaty limit cannot be reinstated.
OneBeacon also purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures 100% of losses in excess of $5.0 million, which represents a retention decrease from $10.0 million for 2013, up to $100.0 million. Individual risk facultative reinsurance is purchased above $100.0 million. The property-per-risk treaty provides one limit of reinsurance protection for losses in excess of $5.0 million up to $100.0 million on an individual risk basis for certified acts of terrorism committed on behalf of any foreign person or foreign interest. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.
OneBeacon also maintains a casualty reinsurance program that provides protection for individual policies involving general liability, automobile liability, professional liability or umbrella liability. OneBeacon's healthcare professional liability treaty covers losses in excess of $5.0 million up to $10.0 million and has a 10% co-participation. All other casualty business is covered in a separate treaty covering losses in excess of $5.0 million up to $11.0 million and also has a 10% co-participation. Losses in excess of $10.0 million for business subject to the healthcare professional liability treaty up to $20.0 million, and losses in excess of $11.0 million for all other casualty business up to $21.0 million are 100% reinsured by a combined Second Casualty Excess of Loss treaty layer. OneBeacon also purchases a treaty to protect against large workers compensation losses that provides coverage for 100% of the loss in excess of $2.0 million up to $10.0 million per occurrence. Additionally, for casualty and/or workers compensation catastrophe losses, OneBeacon maintains a dedicated clash treaty, which provides coverage in the event that one loss event results in two or more claims, that covers losses up to $60.0 million in excess of a $10.0 million retention.
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
OneBeacon also purchases reinsurance for its surety underwriting operating segment. Effective October 1, 2014, this treaty covers 100% of losses in excess of $5.0 million up to $40.0 million per bond and up to $80.0 million in aggregate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

Additionally, effective January 1, 2014, OneBeacon placed an HMO/Provider Excess reinsurance agreement providing unlimited coverage excess of $5.0 million per member in two layers with no aggregate coverage maximum.
Effective January 1, 2014, OneBeacon entered into reinsurance treaties to provide coverage for the 2014 crop year. OneBeacon purchased an aggregate stop loss on its MPCI portfolio, providing 48.5% of coverage in excess of a 101.5% loss ratio on premiums covered by the contract and a separate aggregate stop loss providing 80% of coverage in excess of a 100% loss ratio on its crop-hail portfolio.
Effective June 1, 2014, OneBeacon also purchased reinsurance on its film completion bond business included in the Entertainment underwriting operating segment in excess of $2.0 million up to $30.0 million in three layers, with a facultative treaty layer providing coverage up to $50.0 million as needed.
Reinsurance Recoverables
As of December 31, 2014, OneBeacon had reinsurance recoverable on paid losses of $12.2 million and reinsurance recoverables on unpaid losses of $161.6 million. As reinsurance contracts do not relieve OneBeacon of its obligations, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table summarizes Standard & Poor's Financial Services, LLC ("Standard & Poor's") ratings for OneBeacon's reinsurers for its continuing insurance operations, excluding industry pools and associations, based upon reinsurance recoverable amounts on paid and unpaid losses and LAE:

	Balance at December 31, 2014		% of total
Standard & Poor's Rating(1):	($ in millions)
AA	$53.8		31%
A	93.2		54%
BBB+, Not Rated and Other	26.8	(2)	15%
Total reinsurance recoverables	$173.8		100%
_______________________________________________________________________________

(1)	Standard & Poor's ratings as detailed above are "AA" (Very strong), "A" (Strong) and "BBB+" (Adequate).

(2)	Includes $23.8 million related to OBIC, an unrated entity sold to Armour as part of the Runoff Transaction.
NOTE 5. Investment Securities
OneBeacon's net investment income is comprised primarily of interest income associated with OneBeacon's fixed maturity investments, dividend income from its equity investments, and interest income from its short-term investments. Other investments primarily include hedge funds and private equity funds, as well as surplus notes beginning on December 23, 2014. Net investment income for the years ended December 31, 2014, 2013, and 2012 consisted of the following:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Fixed maturity investments	$41.8	$40.6	$49.1
Short-term investments	—	—	0.1
Common equity securities	6.5	6.2	6.8
Convertible fixed maturity investments	0.7	1.2	4.6
Other investments	(0.3)	(0.1)	(0.4)
Gross investment income	48.7	47.9	60.2
Less investment expenses	(7.0)	(6.8)	(6.6)
Net investment income, pre-tax	$41.7	$41.1	$53.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The composition of net realized investment gains consisted of the following:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Fixed maturity investments	$6.6	$2.1	$27.1
Short-term investments	—	—	—
Common equity securities	53.9	36.1	2.1
Convertible fixed maturity investments	3.5	0.3	0.4
Other investments	5.7	5.7	21.2
Net realized investment gains, pre-tax	69.7	44.2	50.8
Income taxes	(21.0)	(20.5)	(17.2)
Net realized investment gains, after tax	$48.7	$23.7	$33.6
OneBeacon recognized gross realized investment gains of $75.0 million, $70.1 million and $68.4 million and gross realized investment losses of $5.3 million, $25.9 million and $17.6 million on sales and other-than-temporary impairment charges on investment securities during the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014 and 2013, OneBeacon reported $0.5 million, and $11.6 million, respectively, in accounts payable on unsettled investment purchases and $7.2 million, and $3.3 million, respectively, in accounts receivable on unsettled investment sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The net changes in fair value for the years ended December 31, 2014, 2013, and 2012 are as follows:

	Year ended December 31, 2014
	Changes in net unrealized investment gains(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$1.9	$—	$1.9
Short-term investments	—	(0.1)	(0.1)
Common equity securities	(32.6)	(0.3)	(32.9)
Convertible fixed maturity investments	(4.4)	—	(4.4)
Other investments	6.2	—	6.2
Net change, pre-tax	$(28.9)	$(0.4)	$(29.3)

	Year ended December 31, 2013
	Changes in net unrealized investment gains(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$(34.4)	$—	$(34.4)
Short-term investments	0.1	—	0.1
Common equity securities	32.0	0.1	32.1
Convertible fixed maturity investments	1.1	—	1.1
Other investments	6.3	—	6.3
Net change, pre-tax	$5.1	$0.1	$5.2

	Year ended December 31, 2012
	Changes in net unrealized investment gains(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$7.2	$0.1	$7.3
Short-term investments	—	—	—
Common equity securities	11.5	—	11.5
Convertible fixed maturity investments	(0.4)	—	(0.4)
Other investments(2)	(13.5)	—	(13.5)
Net change, pre-tax	$4.8	$0.1	$4.9
_______________________________________________________________________________

(1)
Includes pre-tax changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control of $(0.8) million and $(0.2) million for the years ended December 31, 2013 and 2012, respectively. There were no such changes in net deferred gains and losses for the year ended December 31, 2014.

(2)
The year ended December 31, 2012, includes a change in net unrealized gains of $(11.6) million related to the sale of a limited partnership that had been consolidated into OneBeacon's results. See Note 15—"Related Party Disclosures."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	($ in millions)
Investment securities:
Gross unrealized investment gains	$104.7	$133.7
Gross unrealized investment losses	(8.9)	(9.3)
Total net unrealized investment gains, pre-tax	95.8	124.4
Income taxes	(26.9)	(33.8)
Total net unrealized investment gains, after tax	$68.9	$90.6
The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency losses and carrying values of OneBeacon's fixed maturity investments as of December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$38.0	$—	$—	$—	$38.0
Debt securities issued by industrial corporations	787.7	11.5	(1.0)	—	798.2
Municipal obligations	62.4	1.4	(0.1)	—	63.7
Asset-backed securities	814.4	1.5	(1.5)	—	814.4
Foreign government obligations	1.0	0.3	—	—	1.3
Preferred stocks	78.3	5.9	—	—	84.2
Total fixed maturity investments	$1,781.8	$20.6	$(2.6)	$—	$1,799.8

	December 31, 2013(1)
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$131.0	$0.2	$(0.1)	$—	$131.1
Debt securities issued by industrial corporations	741.7	14.1	(1.3)	—	754.5
Municipal obligations	16.9	—	(0.4)	—	16.5
Asset-backed securities	951.5	1.2	(3.2)	—	949.5
Foreign government obligations	2.0	0.3	—	—	2.3
Preferred stocks	78.3	5.0	—	—	83.3
Total fixed maturity investments	$1,921.4	$20.8	$(5.0)	$—	$1,937.2
_______________________________________________________________________________

(1)
Includes carrying value of $236.3 million of fixed maturity investments reclassified to assets held for sale in the consolidated balance sheets as part of the Runoff Transaction as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost and carrying value of OneBeacon's fixed maturity investments and convertible fixed maturity investments as of December 31, 2014 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2014
	Cost or amortized cost	Carrying value
	($ in millions)
Due in one year or less	$42.4	$42.9
Due after one year through five years	703.7	712.6
Due after five years through ten years	130.2	131.4
Due after ten years	18.0	19.3
Asset-backed securities	814.4	814.4
Preferred stocks	78.3	84.2
Total	$1,787.0	$1,804.8
The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency gains and carrying values of OneBeacon's common equity securities, convertible fixed maturity investments and other investments as of December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$283.2	$39.3	$(2.4)	$(0.1)	$320.0
Convertible fixed maturity investments	5.2	—	(0.2)	—	5.0
Other investments	158.9	44.8	(3.7)	—	200.0
Total common equity securities, convertible fixed maturity investments and other investments	$447.3	$84.1	$(6.3)	$(0.1)	$525.0

	December 31, 2013
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$267.2	$70.4	$(0.9)	$0.2	$336.9
Convertible fixed maturity investments	26.3	4.5	(0.3)	—	30.5
Other investments	104.7	38.0	(3.1)	—	139.6
Total common equity securities, convertible fixed maturity investments and other investments	$398.2	$112.9	$(4.3)	$0.2	$507.0
Sales and maturities of investments, excluding short-term investments and other investments, totaled $2,619.7 million, $1,887.7 million and $2,050.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. There were no non-cash exchanges or involuntary sales of investment securities during the years ended December 31, 2014, 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

OneBeacon's consolidated insurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totaled $63.4 million and $152.2 million, respectively, as of December 31, 2014 and 2013.
As of December 31, 2014, investments of $2.7 million were held in a trust required to be maintained to comply with New York surplus lines regulations and investments of $3.3 million were held in a trust required to be maintained in relation to a reinsurance agreement with Star & Shield Insurance Exchange. As of December 31, 2013, investments of $38.4 million were held in trusts required to be maintained in relation to various reinsurance agreements transferred to Armour at the closing of the Runoff Transaction. Trust balances as of December 31, 2013 include $9.9 million related to investments held in a trust established in conjunction with the sale of the personal lines business in 2010 and $22.6 million related to investments held in a trust established in conjunction with White Mountains' sale of Esurance Holdings.
As of December 31, 2014 and 2013, the Company held unrestricted collateral from its customers, which is included in cash and invested assets, relating to its Surety business of $81.0 million and $63.3 million, respectively.
Fair value measurements
As of December 31, 2014 and 2013, approximately 90% and 92%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable. As of December 31, 2014 and 2013, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds. Also classified as Level 3 under the fair value hierarchy are surplus notes provided in conjunction with the financing of the Runoff Transaction which are measured at their estimated fair value based on discounted expected cash flows, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains.
As of December 31, 2014 and 2013, other investments reported at fair value represented approximately 7% and 5%, respectively, of the total investment portfolio. Other investments accounted for at fair value as of December 31, 2014 and 2013 were comprised of $65.1 million in surplus notes, none of which were held as of December 31, 2013, and $42.3 million and $49.4 million, respectively, in hedge funds, $60.1 million and $56.1 million, respectively, in private equity funds and $14.3 million and $14.4 million, respectively, in an investment in a community reinvestment vehicle. As of December 31, 2014 and 2013, OneBeacon held investments in 7 and 8 hedge funds, respectively. The Company held investments in 17 and 19 private equity funds as of December 31, 2014 and 2013, respectively. The largest investment in a single fund was $15.8 million and $14.9 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, other investments also included $18.0 million and $19.7 million, respectively, of an investment in a tax advantaged federal affordable housing development fund which is accounted for using the equity method. Additionally, other investments accounted for at fair value as of December 31, 2014 included $0.2 million in trust certificates issued upon dissolution of a private equity fund, with no such investments held as of December 31, 2013.
As of December 31, 2014 and 2013, OneBeacon held one private preferred stock that represented approximately 84% and 85%, respectively, of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following tables summarize the Company's fair value measurements for investments as of December 31, 2014 and 2013 by level:

	Fair value at December 31, 2014	Level 1	Level 2	Level 3
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$38.0	$38.0	$—	$—
Debt securities issued by corporations:
Consumer	286.8	—	286.8	—
Industrial	104.8	—	104.8	—
Financial	148.6	—	148.6	—
Communications	74.9	—	74.9	—
Energy	53.5	—	53.5	—
Basic materials	56.4	—	53.5	2.9
Utilities	44.2	—	44.2	—
Technology	29.0	—	29.0	—
Debt securities issued by corporations	798.2	—	795.3	2.9
Municipal obligations	63.7	—	63.7	—
Asset-backed securities	814.4	—	814.4	—
Foreign government obligations	1.3	0.7	0.6	—
Preferred stocks	84.2	—	13.1	71.1
Fixed maturity investments	1,799.8	38.7	1,687.1	74.0
Short-term investments	202.2	201.7	0.5	—
Common equity securities:
Financials	72.4	72.4	—	—
Basic Materials	9.9	9.9	—	—
Consumer	121.7	121.7	—	—
Energy	15.6	15.6	—	—
Utilities	5.1	5.1	—	—
Other	95.3	95.3	—	—
Common equity securities	320.0	320.0	—	—
Convertible fixed maturity investments	5.0	—	5.0	—
Other investments(1)	182.0	—	—	182.0
Total(1)	$2,509.0	$560.4	$1,692.6	$256.0
_______________________________________________________________________________

(1)	Excludes the carrying value of $18.0 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	Fair value at December 31, 2013(2)	Level 1	Level 2	Level 3
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$131.1	$131.1	$—	$—
Debt securities issued by corporations:
Consumer	239.6	—	239.6	—
Industrial	106.0	—	106.0	—
Financial	145.5	—	145.5	—
Communications	91.5	—	91.5	—
Energy	40.5	—	40.5	—
Basic materials	64.4	—	64.4	—
Utilities	38.0	—	38.0	—
Technology	29.0	—	29.0	—
Debt securities issued by corporations	754.5	—	754.5	—
Municipal obligations	16.5	—	16.5	—
Asset-backed securities	949.5	—	938.6	10.9
Foreign government obligations	2.3	1.6	0.7	—
Preferred stocks	83.3	—	12.3	71.0
Fixed maturity investments	1,937.2	132.7	1,722.6	81.9
Short-term investments	157.0	155.9	1.1	—
Common equity securities:
Financials	83.3	83.2	—	0.1
Basic Materials	20.3	20.3	—	—
Consumer	122.6	122.6	—	—
Energy	34.7	34.7	—	—
Utilities	8.3	8.3	—	—
Other	67.7	67.7	—	—
Common equity securities	336.9	336.8	—	0.1
Convertible fixed maturity investments	30.5	—	30.5	—
Other investments(1)	119.9	—	—	119.9
Total(1)	$2,581.5	$625.4	$1,754.2	$201.9
_______________________________________________________________________________

(1)	Excludes the carrying value of $19.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method as of December 31, 2013.

(2)	Fair value includes $236.3 million of fixed maturity investments reclassified to assets held for sale in the December 31, 2013 consolidated balance sheets as part of the Runoff Transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the ratings of OneBeacon's corporate debt securities as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	($ in millions)
AA	$57.9	$51.2
A	328.1	357.9
BBB	409.2	345.4
Not rated	3.0	—
Debt securities issued by corporations	$798.2	$754.5
Rollforwards of Fair Value Measurements by Level
The changes in Level 1 fair value measurements for the year ended December 31, 2014 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2014	$132.7	$336.8	$—	$—	$469.5
Amortization/accretion	0.1	—	—	—	0.1
Net realized and unrealized gains (losses)	1.5	20.6	—	—	22.1
Purchases	550.8	201.3	—	—	752.1
Sales	(646.4)	(239.8)	—	—	(886.2)
Exchange	—	1.1	—	—	1.1
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at December 31, 2014	$38.7	$320.0	$—	$—	$358.7
_______________________________________________________________________________

(1)	Excludes short-term investments which are deemed to have a Level 1 designation.
The changes in Level 2 fair value measurements for the year ended December 31, 2014 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total(1)
	($ in millions)
Balance at January 1, 2014	$1,722.6	$—	$30.5	$—	$1,753.1
Amortization/accretion	(10.8)	—	(0.2)	—	(11.0)
Net realized and unrealized gains (losses)	6.0	—	(0.8)	—	5.2
Purchases	1,612.2	—	12.9	—	1,625.1
Sales	(1,695.6)	—	(34.3)	—	(1,729.9)
Exchange	—	—	(3.1)	—	(3.1)
Transfers in	52.7	—	—	—	52.7
Transfer out	—	—	—	—	—
Balance at December 31, 2014	$1,687.1	$—	$5.0	$—	$1,692.1
_______________________________________________________________________________

(1)	Excludes short-term investments which are deemed to have a Level 2 designation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The changes in Level 3 fair value measurements for the year ended December 31, 2014 and 2013 are as follows:

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)		Total(1)
	($ in millions)
Balance at January 1, 2014	$81.9	$0.1	$—	$119.9		$201.9
Amortization/accretion	—	—	—	—		—
Net realized and unrealized gains (losses)	1.1	0.4	—	11.9		13.4
Purchases	41.7	—	—	68.7	(2)	110.4
Sales	—	(0.5)	—	(18.5)		(19.0)
Exchange	2.0	—	—	—		2.0
Transfers in	—	—	—	—		—
Transfers out	(52.7)	—	—	—		(52.7)
Balance at December 31, 2014	$74.0	$—	$—	$182.0		$256.0

	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
	($ in millions)
Balance at January 1, 2013	$76.1	$0.1	$—	$122.7	$198.9
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains	(1.5)	—	—	11.9	10.4
Purchases	21.4	—	—	7.1	28.5
Sales	(0.5)	—	—	(21.8)	(22.3)
Transfers in	61.3	—	—	—	61.3
Transfers out	(74.9)	—	—	—	(74.9)
Balance at December 31, 2013	$81.9	$0.1	$—	$119.9	$201.9
_______________________________________________________________________________

(1)
Excludes the carrying value of $18.0 million and $19.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the equity method, as of December 31, 2014 and 2013, respectively.

(2)	Includes purchases of $64.9 million in surplus notes provided in conjunction with the financing of the Runoff Transaction.
There were no “Transfers in” to Level 3 fixed maturity investments for the year ended December 31, 2014. During the third quarter of 2014, one convertible fixed maturity investment that was classified within level two was exchanged for common shares and a corporate debt security of the same entity. As of December 31, 2014, the common shares are classified within Level 1 since a quoted market price was available. As of December 31, 2014, the corporate debt security is classified within Level 3 since the fair value based upon observable market inputs has been adjusted to reflect a liquidity discount.
“Transfers in” to Level 3 fixed maturity investments of $61.3 million for the year ended December 31, 2013 was comprised of one agency commercial mortgage-backed security for which the estimated fair value was determined using industry standard pricing models that take into account unobservable inputs such as prepayment rate, default rate and swap spread.
“Transfers out” of Level 3 fixed maturity investments of $52.7 million for the year ended December 31, 2014 were comprised of one asset-backed security and four mortgage-backed securities which had been previously classified as Level 3 measurements and were recategorized as Level 2 measurements when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.
“Transfers out” of Level 3 fixed maturity investments of $74.9 million for the year ended December 31, 2013 were comprised of three mortgage-backed securities which had been previously classified as a Level 3 measurement and were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

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

The following summarizes significant unobservable inputs used in estimating the fair value of fixed maturity investments classified within Level 3 other than hedge funds and private equities as of December 31, 2014. The fair value of investments in hedge funds and private equity funds, which are classified with Level 3, are estimated using the net asset value of the funds.

Description	Fair Value	Rating(2)	Valuation Technique	Unobservable Inputs	Input

Preferred stock(1)	$71.1	N/R	Discounted cash flow	Discount yield	7.1%
Surplus notes:		N/R			11.0%
- Seller priority note	$44.0		Discounted cash flow	Discount rate(3)	9.3%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	10 years
- Pari passu note	$21.1		Discounted cash flow	Discount rate(5)	13.5%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	15 years
Debt securities issued by corporations(1)	$2.9	N/R	Discounted cash flow	Illiquidity discount(6)	10.0%
_________________________________________________________________________

(1)	As of December 31, 2014, the preferred stock and debt securities issued by corporations categories each consists of one security.

(2)	Credit ratings, if rated, are assigned based on the following hierarchy: 1) Standard & Poor's and 2) Moody's

(3)
Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the seller priority note is roughly equivalent to that of a conventional debt security with a credit rating of ‘B’. The corresponding credit spread increased by an additional 250 bps to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, was added to the treasury rate to determine the discount rate for the seller priority note.

(4)
For estimated value purposes, the assumption has been made that interest payouts begin in year five and principal repayments begin on a graduated basis in year ten for the seller priority note and year fifteen for the pari passu note.

(5)
Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the pari passu note is roughly equivalent to that of a conventional debt security with a credit rating of ‘CCC’. The corresponding credit spread increased by an additional 250 bps to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, was added to the treasury rate to determine the discount rate for the seller priority note.

(6)	Judgmentally determined based on the Company's limited trading ability of the issuer.
The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the year ended December 31, 2014, 2013, and 2012:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Fixed maturity investments	$1.1	$(1.5)	$6.7
Short-term investments	—	—	—
Common equity securities	—	—	—
Convertible fixed maturity investments	—	—	—
Other investments	6.2	6.3	(13.5)
Total	$7.3	$4.8	$(6.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Asset-backed Securities
OneBeacon purchases commercial and residential mortgage-backed securities to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency commercial mortgage-backed securities (non-agency "CMBS") are generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed rate and floating rate CMBS as of December 31, 2014. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of December 31, 2014, on average less than 1% of the underlying loans were reported as non-performing for both agency and non-agency CMBS held by OneBeacon. OneBeacon is not an originator of residential mortgage loans. OneBeacon did not hold any residential mortgage-backed securities ("RMBS") categorized as sub-prime as of December 31, 2014. OneBeacon's investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of December 31, 2014. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2014, OneBeacon held one mortgage-backed security with a market value of $3.1 million that was classified as non-prime. OneBeacon's non-agency residential mortgage-backed portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, including residential mortgage-backed collateralized debt obligations.
The following table summarizes the carrying value of OneBeacon's asset-backed securities as of December 31, 2014 and 2013:

	December 31,
	2014			2013
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$259.2	$259.2	$—	$321.8	$321.8	$—
FNMA	1.9	1.9	—	36.5	36.5	—
FHLMC	—	—	—	24.3	24.3	—
Total agency(1)	261.1	261.1	—	382.6	382.6	—
Non-agency:
Residential	67.4	67.4	—	51.5	51.5	—
Commercial	96.7	96.7	—	155.0	155.0	—
Total Non-agency	164.1	164.1	—	206.5	206.5	—
Total mortgage-backed securities	425.2	425.2	—	589.1	589.1	—
Other asset-backed securities:
Credit card receivables	197.6	197.6	—	124.2	113.3	10.9
Vehicle receivables	145.8	145.8	—	231.8	231.8	—
Other	45.8	45.8	—	4.4	4.4	—
Total other asset-backed securities	389.2	389.2	—	360.4	349.5	10.9
Total asset-backed securities	$814.4	$814.4	$—	$949.5	$938.6	$10.9
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2014 are as follows:

	Fair Value	Security Issuance Year
		2004	2005	2006	2008	2010	2011	2012	2013	2014
	($ in millions)
Total non-agency RMBS	$67.4	$6.9	$4.0	$4.9	$5.5	$6.0	$18.7	$—	$15.9	$5.5
Total non-agency CMBS	96.7	—	—	—	—	6.5	—	6.4	31.8	52.0
Total non-agency	$164.1	$6.9	$4.0	$4.9	$5.5	$12.5	$18.7	$6.4	$47.7	$57.5
Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of December 31, 2014:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$64.3	$44.5	$19.8	$—
Non-prime	3.1	—	3.1	—
Total non-agency RMBS	$67.4	$44.5	$22.9	$—
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

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were junior to other securities.
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels are as follows as of December 31, 2014:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$46.0	$4.4	$24.6	$17.0
Floating rate CMBS	50.7	—	—	50.7
Total non-agency CMBS	$96.7	$4.4	$24.6	$67.7
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Other Investments
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds as of December 31, 2014 and 2013:

	December 31,
	2014		2013
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short credit and distressed	$8.4	$—	$8.1	$—
Long bank loan	0.1	—	0.1	—
Long/short equity	31.2	—	39.1	—
Long/short equity activist	2.6	—	2.1	—
Total hedge funds	42.3	—	49.4	—
Private equity funds
Insurance	2.1	0.1	2.3	0.1
Distressed residential real estate	—	—	0.2	—
Energy infrastructure and services	33.1	4.8	26.0	5.9
Healthcare	3.1	1.4	2.8	1.4
Multi-sector	14.5	2.2	14.5	2.5
Private equity secondaries	5.6	2.0	6.4	2.1
Real estate	1.7	0.1	3.9	0.1
Total private equity funds	60.1	10.6	56.1	12.1
Total hedge funds and private equity funds(1)	$102.4	$10.6	$105.5	$12.1
_______________________________________________________________________________

(1)
Excluded from the above table are other investments of $65.1 million of surplus notes as of December 31, 2014, received in conjunction with the financing of the Runoff Transaction, with no corresponding amount as of December 31, 2013, as well as $14.3 million and $14.4 million of an investment in a community reinvestment vehicle as of December 31, 2014 and 2013, respectively, and $18.0 million and $19.7 million, of an investment in a tax advantaged federal affordable housing development fund as of December 31, 2014 and 2013, respectively.

Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the December 31, 2014 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$1.7	$—	$—	$—	$1.7
Quarterly	29.5	8.4	—	—	37.9
Annual	—	—	2.6	0.1	2.7
Total hedge funds	$31.2	$8.4	$2.6	$0.1	$42.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Certain hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of December 31, 2014, $3.6 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable as of December 31, 2014.
Investments in private equity funds are generally subject to "lock-up" periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. As of December 31, 2014, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$9.2	$19.5	$31.4	$—	$60.1
See Note 18—"Discontinued Operations" for disclosure regarding the valuation of the surplus notes provided in conjunction with the financing of the Runoff Transaction.
NOTE 6. Debt
OneBeacon's debt outstanding as of December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
	($ in millions)
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.3)	(0.3)
Senior unsecured notes, carrying value	$274.7	$274.7
Contractual repayments of $275.0 million for OneBeacon's outstanding debt are due more than five years after December 31, 2014.
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
Debt Covenants
As of December 31, 2014, OneBeacon was in compliance with all of the covenants under the 2012 Senior Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. Debt

Interest
Total interest expense incurred by OneBeacon for its indebtedness was $13.0 million, $13.0 million and $16.9 million, respectively, during the years ended December 31, 2014, 2013 and 2012. Total cash interest paid by OneBeacon for its indebtedness was $12.7 million, $12.7 million and $16.4 million, respectively, during the years ended December 31, 2014, 2013 and 2012.
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
The total income tax expense from continuing operations for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Current tax (expense) benefit:
Federal	$(4.3)	$(20.3)	$10.1
State	(1.6)	(0.8)	(1.5)
Non-U.S.	(0.8)	(0.4)	(0.6)
Total current tax (expense) benefit	(6.7)	(21.5)	8.0
Deferred tax (expense) benefit:
Federal	21.3	(12.8)	(16.4)
State	—	—	—
Non-U.S.	—	—	—
Total deferred tax (expense) benefit	21.3	(12.8)	(16.4)
Total income tax (expense) benefit	$14.6	$(34.3)	$(8.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of OneBeacon's worldwide operations are taxed) to the income tax expense on pre-tax income from continuing operations follows:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Tax expense at the U.S. statutory rate	$(14.2)	$(63.5)	$(37.1)
Differences in taxes resulting from:
Non-U.S. earnings, net of foreign taxes	19.6	20.9	26.0
Tax reserve adjustments	4.1	(1.0)	(1.2)
Tax exempt interest and dividends	2.5	2.4	2.3
Change in valuation allowance	(0.2)	5.9	(0.7)
Other, net	2.8	1.0	2.3
Total income tax (expense) benefit on pre-tax income from continuing operations	$14.6	$(34.3)	$(8.4)
The non-U.S. component of pre-tax income from continuing operations which, as described above, primarily relates to interest income, was $58.0 million, $60.3 million and $75.6 million, respectively, for the years ended December 31, 2014, 2013 and 2012. The change in valuation allowance during 2013 was driven by a $6.6 million decrease due to the restructuring of a surplus note with Houston General Insurance Exchange ("HGIE"), a reciprocal which is included in the Company's consolidated results as a VIE.
The income tax expense related to pre-tax income from continuing operations for the years ended December 31, 2014, 2013 and 2012 represented net effective tax rates of (36.0)%, 18.9% and 7.9%, respectively. For the years ended December 31, 2014, 2013 and 2012, the effective tax rate on non-U.S. income was 1.4%, 0.5% and 0.6%, respectively, and the effective tax rate on U.S. income or loss was 88.7%, 28.1% and 26.1%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of OneBeacon's deferred tax assets and liabilities follows:

	December 31,
	2014	2013
	($ in millions)
Deferred income tax assets related to:
U.S. net operating loss carryforwards	$56.3	$13.0
Discounting of loss and LAE reserves	41.3	35.3
Unearned premiums	38.1	31.6
Tax credit carryforwards	13.4	11.1
Sale of Runoff Business	12.6	24.2
Compensation and bonus accruals	10.8	20.3
Investment basis differences	6.4	8.9
Deferred compensation plans	6.4	8.0
Fixed assets	4.0	4.7
Accrued rent	3.9	3.6
Allowance for doubtful accounts	0.7	1.1
Non-U.S. net operating loss carryforwards	0.4	0.3
Other accrued compensation	0.2	0.5
Involuntary pool and guaranty fund accruals	0.1	0.1
Other items	5.3	1.5
Total gross deferred income tax assets	199.9	164.2
Less valuation allowance	(1.8)	(1.9)
Total net deferred income tax assets	198.1	162.3
Deferred income tax liabilities related to:
Deferred acquisition costs	32.2	25.2
Net unrealized investment gains	26.9	33.8
Prepaid pension	2.6	6.3
Other items	4.6	6.4
Total deferred income tax liabilities	66.3	71.7
Net deferred tax asset	$131.8	$90.6
OneBeacon's deferred tax assets are net of federal and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates. Of the $1.8 million valuation allowance as of December 31, 2014, $0.4 million relates to deferred tax assets on net operating losses (“NOLs”) in Luxembourg subsidiaries that are not expected to have significant income in the future, and $1.4 million relates to deferred tax assets of HGIE, which files its own tax return.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

OneBeacon believes that, based upon its prior earnings history, expected future earnings, reversing temporary differences and capacity for carry-back of losses, it is more likely than not that the net deferred tax asset balances (net of valuation allowance) carried as of December 31, 2014 and 2013 will be realized. It is possible that projected earnings may not be sufficient to utilize the entire deferred tax asset, which could result in material changes to OneBeacon's valuation allowance on deferred tax assets and tax expense.
Net operating loss carryforwards as of December 31, 2014 and the expiration dates are as follows:

	December 31, 2014
	United States	Luxembourg	Total
	($ in millions)
Net operating loss carryforwards by year:
2015	$—	$—	$—
From years 2016 to 2023	1.6	—	1.6
From years 2024 to 2034	159.3	—	159.3
No expiration date	—	1.2	1.2
Total net operating loss carryforwards	$160.9	$1.2	$162.1

	December 31, 2014
	United States	Luxembourg	Total
	($ in millions)
Gross deferred tax asset for NOL carryforwards	$56.3	$0.4	$56.7
Valuation allowance for NOL carryforwards	(1.2)	(0.4)	(1.6)
Net deferred tax asset for NOL carryforwards	$55.1	$—	$55.1
OneBeacon does not anticipate future taxable income in Luxembourg. Therefore, OneBeacon does not believe that it is more likely than not that these losses will be realized and has recorded a full valuation allowance against the tax benefits associated with these NOLs. Effective January 1, 2013, the Luxembourg statutory tax rate increased from 28.80% to 29.22%.
As of December 31, 2014, there were U.S. net operating loss carryforwards of approximately $160.9 million, which begin to expire in 2021. Included in these tax losses are losses of $0.5 million subject to an annual limitation on utilization under Internal Revenue Code Section 382. In addition, the losses include NOLs of $3.5 million related to HGIE, a reciprocal, which files its own tax return. As of December 31, 2014, OBFS also had low income housing tax credits of $11.1 million which begin to expire in 2031 and alternative minimum tax credit carryovers of $1.8 million which do not expire.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Permanent differences(1)	Temporary differences(2)	Interest and penalties(3)	Total
	($ in millions)
January 1, 2012	$7.6	$37.5	$6.6	$51.7
Changes in prior year tax positions	—	—	1.2	1.2
Tax positions taken during the current year	—	(13.9)	—	(13.9)
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	—	—
December 31, 2012	$7.6	$23.6	$7.8	$39.0
Changes in prior year tax positions	—	—	1.0	1.0
Tax positions taken during the current year	—	(7.0)	—	(7.0)
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	(0.4)	(0.4)
December 31, 2013	$7.6	$16.6	$8.4	$32.6
Changes in prior year tax positions	(2.2)	(0.8)	(1.9)	(4.9)
Tax positions taken during the current year	—	7.3	—	7.3
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	—	—
December 31, 2014	$5.4	$23.1	$6.5	$35.0
_______________________________________________________________________________

(1)	Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

(2)
Represents the amount of unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in OneBeacon's Consolidated Balance Sheet and its tax basis.

(3)	Net of tax benefit.
If recognized, $11.9 million (tax plus interest and penalties) would be recorded as a reduction to income tax expense. Also included in the balance as of December 31, 2014 are $23.1 million of tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2014, 2013 and 2012, OneBeacon recognized $1.1 million, $1.0 million and $1.2 million, respectively, in interest expense, net of federal benefit. The balance of accrued interest as of December 31, 2014 and 2013 is $6.5 million and $8.4 million, respectively, net of any tax benefit.
With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2007. On February 14, 2014, OneBeacon received Form 870-AD (Offer to Waive Restrictions on Assessment and Collection Tax Deficiency and to Accept Over assessment) from the IRS Appeals Office relating to the examination of tax years 2005 and 2006. All disputed items have now been agreed to and resolved with the Joint Committee. The total assessment, including interest is $3.3 million. However, $2.7 million of the adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period will not affect the effective tax rate. OneBeacon recorded a tax benefit of $5.0 million in the first quarter of 2014 relating to the settlement of the IRS examination for tax years 2005 and 2006.
On July 28, 2011, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2007, 2008 and 2009. On July 17, 2013, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $72.9 million. However, $60.2 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority. OneBeacon disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.
On September 2, 2013, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2010, 2011 and 2012. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.
Net cash (refunds) payments for federal, state and non-U.S. income taxes, totaled $2.1 million, $5.6 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the Plans as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	($ in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$102.9	$119.5
Service cost	0.6	0.8
Interest cost	4.7	4.2
Special termination benefits expense	0.3	0.3
Assumption changes	17.5	(13.0)
Actuarial (gain) loss	1.1	(0.5)
Benefits and expenses paid with plan assets	(5.2)	(6.2)
Benefits paid directly by OneBeacon	(2.2)	(2.2)
Projected benefit obligation at end of year	$119.7	$102.9

Change in plan assets:
Fair value of plan assets at beginning of year	$142.8	$124.7
Actual return on plan assets	8.4	24.3
Benefits and expenses paid	(5.2)	(6.2)
Fair value of plan assets at end of year	$146.0	$142.8
Funded status at end of year	$26.3	$39.9
The funded status of the consolidated pension plans as of December 31, 2014 was $26.3 million, which represents an over-funding of $53.4 million related to the Qualified Plan and an under-funding of $27.1 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $18.2 million in an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

irrevocable rabbi trust for the benefit of Non-qualified Plan participants. Assets held in the rabbi trust are not reflected in the funded status of the consolidated pension plans as presented but are included in other assets in the consolidated balance sheet.
Amounts recognized in the financial statements as of December 31, 2014 and 2013 consist of:

	December 31,
	2014	2013
	($ in millions)
Net balance sheet asset recorded in other assets	$53.4	$64.1
Net balance sheet liability recorded in other liabilities	(27.1)	(24.2)
Net amount recognized in the financial statements	$26.3	$39.9
Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	December 31,
	2014	2013
	($ in millions)
Projected benefit obligation	$27.1	$24.2
Accumulated benefit obligation	$27.1	$24.2
Fair value of plan assets	$—	$—
Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

	December 31,
	2014	2013
	($ in millions)
Projected benefit obligation	$92.6	$78.7
Accumulated benefit obligation	$92.6	$78.7
Fair value of plan net assets	$146.0	$142.8
The amounts recognized in accumulated other comprehensive income (loss) on a pre-tax basis for the years ended December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	($ in millions)
Accumulated other comprehensive income (loss) at beginning of year	$10.5	$(21.2)
Increase (decrease) in accumulated other comprehensive income (loss):
Amortization of net actuarial losses recognized during the year	0.3	0.9
Net actuarial gains (losses) occurring during the year(1)	(18.8)	30.8
Accumulated other comprehensive income (loss) at end of year	$(8.0)	$10.5
_______________________________________________________________________________

(1)
Net actuarial gains (losses) resulted from changes in assumptions in estimating the projected benefit obligation as well as changes in investment returns and demographic experience different than assumed in the years ended December 31, 2014 and 2013.

The amount in accumulated other comprehensive loss, on a pre-tax basis, that has not yet been recognized as a component of net periodic benefit cost for the year ended December 31, 2014 is attributable to net losses. During the year ending December 31, 2015, OneBeacon expects $1.2 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

The components of net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 were as follows:

	December 31,
	2014	2013	2012
	($ in millions)
Service cost	$0.6	$0.8	$0.7
Interest cost	4.7	4.2	4.7
Expected return on plan assets	(8.5)	(7.1)	(6.9)
Amortization of net actuarial losses recognized during the year	0.3	0.9	0.8
Net periodic pension income before settlements, curtailments and special termination benefits	(2.9)	(1.2)	(0.7)
Settlement loss	—	—	0.6
Special termination benefits expense(1)	0.3	0.3	0.6
Total net periodic benefit cost (income)	$(2.6)	$(0.9)	$0.5
_______________________________________________________________________________

(1)	Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.
Assumptions
The weighted average assumptions for the Plans used to determine benefit obligations as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Discount rate	3.91%	4.66%
The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Discount rate	4.66%	3.64%
Expected long-term rate of return on plan assets	6.00%	5.75%
OneBeacon's discount rate assumptions used to account for the Plans reflect the rates at which the benefit obligations could be effectively settled. In addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and insurance company annuity contract pricings, consideration was given to cash flow matching analyses.
OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its Qualified Plan assets as of December 31, 2013 and 2012 to develop expected rates of return for 2014 and 2013, respectively, for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.
Plan Assets
The majority of the Qualified Plan's assets are managed by Prospector Partners, LLC ("Prospector"), a related party (see Note 15—"Related Party Disclosures"). The investment policy places an emphasis on preserving invested assets through a diversified portfolio of high-quality income producing investments and equity investments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

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
The fair value of the Qualified Plan's invested assets and their related inputs as of December 31, 2014 and 2013 by asset category were as follows:

	Fair value at December 31, 2014	Level 1	Level 2	Level 3
Fixed maturity investments	$24.2	$—	$24.2	$—
Short-term investments	5.2	4.8	0.4	—
Common equity securities:
Consumer	35.2	35.2	—	—
Financials	17.1	17.1	—	—
Energy	13.9	13.9	—	—
Basic Materials	11.0	11.0	—	—
Utilities	2.6	2.6	—	—
Other	21.2	21.2	—	—
Common equity securities	101.0	101.0	—	—
Convertible fixed maturity investments:
Consumer	4.1	—	4.1	—
Financials	3.1	—	3.1	—
Basic Materials	1.4	—	1.4	—
Energy	0.8	—	0.8	—
Utilities	—	—	—	—
Other	3.4	—	3.4	—
Convertible fixed maturity investments	12.8	—	12.8	—
Total	$143.2	$105.8	$37.4	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

	Fair value at December 31, 2013	Level 1	Level 2	Level 3
Fixed maturity investments	$—	$—	$—	$—
Short-term investments	8.9	8.8	0.1	—
Common equity securities:
Consumer	31.6	31.6	—	—
Financials	15.8	15.8	—	—
Energy	15.6	15.6	—	—
Basic Materials	9.1	9.1	—	—
Utilities	4.2	4.2	—	—
Other	27.0	27.0	—	—
Common equity securities	103.3	103.3	—	—
Convertible fixed maturity investments:
Consumer	10.4	—	10.4	—
Basic Materials	7.4	—	7.4	—
Financials	2.0	—	2.0	—
Energy	0.6	—	0.6	—
Utilities	—	—	—	—
Other	9.5	—	9.5	—
Convertible fixed maturity investments	29.9	—	29.9	—
Total	$142.1	$112.1	$30.0	$—
There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2014 and 2013.
The Qualified Plan's asset allocations as of December 31, 2014 and 2013 by asset category were as follows:

	Plan Assets at December 31,
	2014	2013
Fixed maturity investments	16.9%	—%
Common equity securities	70.6	72.7
Convertible fixed maturity investments	8.9	21.1
Cash and short-term investments	3.6	6.2
Total	100.0%	100.0%
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
Cash Flows
OneBeacon does not expect to make a contribution to its Qualified Plan in 2015. OneBeacon anticipates contributing $2.2 million to the Non-qualified Plan in 2015, for which OneBeacon has assets held in a rabbi trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments
($ in millions)
2015	$4.9
2016	5.3
2017	5.6
2018	5.9
2019	6.1
2020 – 2024	34.4
Other Benefit Plans
OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of employees. The contributory plan provides qualifying employees with matching contributions of 50% of the first 6% of salary (subject to federal limits on allowable contributions in a given year). Total expense for the plan was $2.7 million, $2.3 million and $2.8 million in the years ended December 31, 2014, 2013 and 2012, respectively. The employee savings plan includes an employee stock ownership component. See Note 9—"Employee Share-Based Incentive Compensation Plans."
OneBeacon had a post-employment benefit liability related to disability and health benefits available to former employees that are no longer employed by the Company of $4.8 million and $5.8 million as of December 31, 2014 and 2013, respectively.
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
OneBeacon's share-based compensation plans include performance shares and restricted shares, which are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OneBeacon's deferred compensation plan. OneBeacon expenses the full cost of all its share-based compensation over the requisite service period. The Company recognized expense related to its share-based compensation plans of $7.5 million, $11.9 million and $6.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Performance Shares
Performance shares are conditional grants of a specified maximum number of common shares or an equivalent amount of cash. In general, grants are earned, subject to the attainment of pre-specified performance goals, at the end of a three-year period or as otherwise determined by the Compensation Committee of the Board and are valued based on the market price of an underlying OneBeacon common share at the time awards are paid. Results that significantly exceed pre-specified targets can result in a performance share payout of up to 200% of granted shares whereas results significantly below target could result in no payout. Compensation expense, based on the estimated performance share payout, is recognized ratably over the performance period.
For awards granted during the year ended December 31, 2012, the targeted performance goal for full payment of the outstanding performance shares is the attainment of a growth in book value per share ("GBVPS") of 10% for the 2012-2014 performance cycle. At a GBVPS of 3% or less, no performance shares would be earned and at a GBVPS of 17% or more, 200% of performance shares would be earned.

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
For awards granted during the year ended December 31, 2014, the targeted performance goal for full payment of the outstanding performance shares is the attainment of a GBVPS of 14% for the performance cycle 2014-2016. At a GBVPS of 7% or less, no performance shares would be earned and at a GBVPS of 21% or more, 200% of performance shares would be earned.
The following summarizes performance share activity for performance shares for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014		2013		2012
	Target Performance Shares outstanding	Accrued expense	Target Performance Shares outstanding	Accrued expense	Target Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	493,421	$4.0	563,190	$1.2	642,667	$9.7
Payments and deferrals(1)	(142,138)	(1.0)	(238,658)	—	(258,901)	(7.7)
New awards	165,800	—	179,000	—	181,290	—
Forfeitures and net change in assumed forfeitures	387	—	(10,111)	(0.1)	(1,866)	—
Expense recognized	—	0.4	—	2.9	—	(0.8)
End of period	517,470	$3.4	493,421	$4.0	563,190	$1.2
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

The following summarizes performance shares outstanding and accrued performance share expense as of December 31, 2014 for each performance cycle:

	Target Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2012 – 2014	181,290	$1.5
2013 – 2015	179,000	1.4
2014 – 2016	165,800	0.5
Subtotal	526,090	3.4
Assumed forfeitures	(8,620)	—
Total as of December 31, 2014	517,470	$3.4
If 100% of the outstanding performance shares had been vested on December 31, 2014, the total additional compensation cost to be recognized would have been $1.6 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) as of December 31, 2014.
All performance shares earned and paid were settled in cash or by deferral into OneBeacon's deferred compensation plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

Restricted Shares
On March 1, 2012, OneBeacon issued shares of restricted stock to certain employees. Of these restricted shares, 142,500 shares vested on February 28, 2014 and the remaining 140,000 restricted shares outstanding and held by employees as of December 31, 2014 are scheduled to vest on February 28, 2015. On May 25, 2011, OneBeacon issued 630,000 shares of stock, of which 157,500 of these restricted shares vested on February 22, 2014 and the remaining 472,500 restricted shares held by the CEO are scheduled to vest in equal installments on February 22, 2015, 2016 and 2017. The restricted shares contain dividend participation features and therefore are considered participating securities.
The following summarizes restricted shares activity for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014		2013		2012
	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
	($ in millions)
Beginning of period	915,000	$6.5	927,000	$9.6	630,000	$7.7
New awards	—	—	—	—	300,000	4.5
Forfeitures	(2,500)	—	(3,000)	—	(2,333)	—
Vested	(300,000)	—	(9,000)	—	(667)	—
Expense recognized	—	(3.0)	—	(3.1)	—	(2.6)
End of period	612,500	$3.5	915,000	$6.5	927,000	$9.6
Restricted shares that vested during the years ended December 31, 2014 and 2013 had a grant date fair value of $4.3 million and $0.1 million, respectively. No significant amount of restricted shares vested during the years ended December 31, 2012. As of December 31, 2014, unrecognized compensation expense of $3.5 million related to restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years.
Other Share-Based Compensation
OneBeacon sponsors a defined contribution plan, the OneBeacon 401(k) Savings and Employee Stock Ownership Plan ("KSOP"). Under the KSOP, participants have the ability to invest their balances in several different investment options, including the common shares of White Mountains and the common shares of the Company.
The employee stock ownership component of the KSOP provides all participants with an annual base contribution in common shares of the Company equal to 3% of their salary, up to the applicable Social Security wage base (or $117,000 with respect to 2014). Additionally, those participants not otherwise eligible to receive certain other Company benefits can earn a variable contribution up to an additional 6% of their salary, capped at the annual covered compensation limits ($260,000 for 2014), contingent upon OneBeacon's performance. The variable contribution amounts for eligible participants constituted approximately 2%, 4% and 3%, respectively, of salary for the years ended December 31, 2014, 2013 and 2012. OneBeacon has recorded $4.1 million, $6.0 million and $4.5 million, respectively, in compensation expense to pay benefits and allocate common shares to participants' accounts for the years ended December 31, 2014, 2013 and 2012.
As of December 31, 2014 and 2013, the KSOP owned less than 3% of either of the total White Mountains common shares outstanding or the total Company common shares outstanding. All common shares held by the KSOP are considered outstanding for earnings (loss) per share computations.
As of December 31, 2014, the Company has no outstanding share appreciation rights.
NOTE 10. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the years ended December 31, 2014,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. Common Shareholders' Equity

2013 and 2012, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million as of December 31, 2014.
During the years ended December 31, 2014 and 2013, the Company repurchased 106,366 and 3,300 common shares to satisfy employee income tax withholding, pursuant to employee benefit plans. No shares were repurchased during the year ended December 31, 2012. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
Dividends on Common Shares
During the years ended December 31, 2014, 2013 and 2012, the Company declared and paid cash dividends totaling $80.0 million, $80.2 million and $80.1 million, respectively, or $0.84 per common share of regular quarterly cash dividends for each year.
Accumulated Other Comprehensive Income (Loss)
The pre-tax components of the Company's other comprehensive income (loss) and the related income tax benefit (expense) are as follows:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Net change in benefit plan assets and obligations	$(18.5)	$31.7	$(4.5)
Income tax benefit (expense)	6.5	(11.1)	1.6
Net change in benefit plan assets and obligations, net of tax	$(12.0)	$20.6	$(2.9)
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
State insurance departments have established the insurer solvency laws and regulatory infrastructure to maintain accredited status with the National Association of Insurance Commissioners ("NAIC"). A key solvency-driven NAIC accreditation requirement is a state's adoption of risk-based capital ("RBC") requirements. As of December 31, 2014, OneBeacon's U.S. insurance operating subsidiaries exceeded their respective RBC requirements.
The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the insurance businesses of Bermuda domiciled insurers. Under the Insurance Act, insurers are required to maintain available statutory capital and surplus at a level equal to or in excess of its enhanced capital requirement which is established by reference to either a Bermuda Solvency Capital Requirement ("BSCR") model or an approved internal capital model. Generally, the Bermuda Monetary Authority (“BMA”) has broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, methods of accounting, form and content of financial statements, minimum capital and surplus requirements, and annual and other report filings.
OneBeacon’s U.S. combined statutory surplus was $721.5 million and $866.2 million as of December 31, 2014 and 2013, respectively. OneBeacon's combined U.S. statutory net income (loss) for the years ended December 31, 2014, 2013 and 2012 was $(14.2) million, $100.1 million and $82.0 million, respectively. The minimum policyholders' surplus necessary to satisfy OneBeacon's top tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company ("ASIC"), regulatory requirements was $136.0 million as of December 31, 2014, which equals the authorized control level of the NAIC risk-based capital of OneBeacon’s primary top tier regulated operating subsidiary.
OneBeacon’s statutory capital and surplus for Split Rock was $122.6 million and $96.4 million as of December 31, 2014 and 2013, respectively, which met Bermuda's statutory capital and surplus requirements. Split Rock reported $46.2 million of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. Statutory Capital and Surplus

statutory net income for the year ended December 31, 2014 and $38.7 million of statutory net loss for the year ended December 31, 2013.
The principal differences between OneBeacon's combined U.S. statutory amounts and Split Rock, and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes and market value adjustments for debt securities. OneBeacon's insurance subsidiaries' statutory policyholders' surplus as of December 31, 2014 was in excess of the minimum requirements of relevant state and Bermuda insurance regulations.
Dividend Capacity
Under the insurance laws of the states and jurisdictions under which OneBeacon's insurance operating subsidiaries are domiciled, an insurer is restricted with respect to the timing and the amount of dividends it may pay without prior approval by regulatory authorities. Accordingly, there can be no assurance regarding the amount of such dividends that may be paid by such subsidiaries in the future.
ASIC has the ability to pay dividends to its immediate parent during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula described above, ASIC has the ability to pay $44.9 million of dividends during 2015 without prior approval of regulatory authorities. As of December 31, 2014, ASIC had $721.5 million of statutory surplus and $87.8 million of earned surplus. During the year ended December 31, 2014, ASIC did not pay any dividends to its immediate parent. Also in 2014, OneBeacon contributed $67.0 million to ASIC.
Split Rock has the ability to declare or pay dividends during any 12-month period without the prior approval of Bermuda regulatory authorities on condition that any declaration or payment of dividend does not cause a breach of any of its regulatory solvency and liquidity requirements.
During 2015, Split Rock has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $18.8 million, which is equal to 15% of its December 31, 2014 statutory capital, excluding earned surplus. Split Rock paid $10.0 million of capital distributions and $10.0 million of dividends to its immediate parent during the year ended December 31, 2014 and did not pay any dividends in 2013. During the year ended December 31, 2013, OneBeacon Ltd., through an intermediary holding company, contributed $135.1 million to Split Rock.
On December 23, 2014, OneBeacon Insurance Company ("OBIC") distributed ASIC to its immediate parent at a value of $700.5 million as part of the Runoff Transaction. OBIC also distributed $151.2 million of cash and other investments to its immediate parent in accordance with the prescribed minimum capital to be included in the company at the time of its sale to Armour, as approved by the Pennsylvania Insurance Department.
During the year ended December 31, 2013, ASIC distributed $190.0 million to OBIC by way of an extraordinary return of capital, which was approved by the New York Department of Financial Services. OBIC, in turn, distributed the $190.0 million to its immediate parent. Subsequently, the Company's intermediary holding companies contributed $35.0 million to OBIC in late 2013.
During the years ended December 31, 2014 and 2013, the Company's unregulated insurance operating subsidiaries paid $4.8 million and $17.3 million, respectively, of dividends to their immediate parent. As of December 31, 2014, OneBeacon's unregulated insurance operating subsidiaries had $78.1 million of net unrestricted cash, short-term investments and fixed maturity investments and also held $101.0 million in par value of surplus notes, with a fair value of $65.1 million classified as other investments.
As described in Note 10—"Common Shareholders' Equity," during the years ended December 31, 2014, 2013 and 2012, OneBeacon Ltd. declared and paid dividends totaling $80.0 million, $80.2 million and $80.1 million, respectively, of regular quarterly dividends to its common shareholders.
As of December 31, 2014, OneBeacon Ltd. and its intermediate holding companies held $107.0 million of net unrestricted cash, short-term investments and fixed maturity investments and $89.4 million of common equity securities, convertible fixed maturity investments and other investments outside of its regulated and unregulated insurance operating subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Specialty Products segment is comprised of eight operating segments, including the Crop business which the Company started writing in late 2013, as well as the Collector Cars and Boats underwriting operating segment that was exited in 2013 (see Note 2—"Acquisitions and Dispositions"), representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. In addition to Crop and Collector Cars and Boats, the Specialty Products segment includes the Professional Insurance, Specialty Property, Environmental, Tuition Reimbursement, Programs, and Surety, underwriting operating segments.
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
The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate subsidiaries, including the 100% quota share reinsurance agreement with OBIC, which cedes the losses associated with the legacy Runoff Business to OBIC, one of the transferred entities that was sold as part of the Runoff Transaction and was an indirect wholly-owned subsidiary of Armour as of December 31, 2014. There is no net retention of the legacy Runoff Business to OneBeacon.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Segment Information

Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
Year ended December 31, 2014
Earned premiums	$582.1	$595.0	$—	$1,177.1
Loss and loss adjustment expense	(457.9)	(357.2)	—	(815.1)
Policy acquisition expenses	(96.2)	(107.1)	—	(203.3)
Other underwriting expenses	(78.4)	(100.8)	—	(179.2)
Total underwriting income (loss)	(50.4)	29.9	—	(20.5)
Net investment income	—	—	41.7	41.7
Net realized and change in unrealized investment gains	—	—	40.4	40.4
Net other revenues	0.9	1.1	3.8	5.8
General and administrative expenses	0.2	(2.3)	(11.7)	(13.8)
Interest expense	—	—	(13.0)	(13.0)
Pre-tax income (loss) from continuing operations	$(49.3)	$28.7	$61.2	$40.6

Year ended December 31, 2013
Earned premiums	$553.5	$566.9	$—	$1,120.4
Loss and loss adjustment expense	(312.3)	(309.8)	—	(622.1)
Policy acquisition expenses	(106.3)	(102.6)	—	(208.9)
Other underwriting expenses	(97.4)	(107.4)	—	(204.8)
Total underwriting income	37.5	47.1	—	84.6
Net investment income	—	—	41.1	41.1
Net realized and change in unrealized investment gains	—	—	49.4	49.4
Net other revenues	0.3	1.1	29.8	31.2
General and administrative expenses	—	(2.4)	(9.6)	(12.0)
Interest expense	—	—	(13.0)	(13.0)
Pre-tax income from continuing operations	$37.8	$45.8	$97.7	$181.3

Year ended December 31, 2012
Earned premiums	$604.0	$528.0	$—	$1,132.0
Loss and loss adjustment expense	(345.6)	(304.4)	—	(650.0)
Policy acquisition expenses	(150.3)	(99.1)	—	(249.4)
Other underwriting expenses	(96.2)	(109.0)	—	(205.2)
Total underwriting income	11.9	15.5	—	27.4
Net investment income	—	—	53.6	53.6
Net realized and change in unrealized investment gains	—	—	55.7	55.7
Net other revenues (expenses)	0.4	(0.8)	(0.1)	(0.5)
General and administrative expenses	—	(1.9)	(11.5)	(13.4)
Interest expense	—	—	(16.9)	(16.9)
Pre-tax income from continuing operations	$12.3	$12.8	$80.8	$105.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Segment Information

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
December 31, 2014
Assets
Total investment securities	$—	$—	$2,527.0	$2,527.0
Premiums receivable	77.7	163.8	—	241.5
Reinsurance recoverables(1)	127.3	22.7	23.8	173.8
Funds held under reinsurance contracts	37.1	—	—	37.1
Deferred acquisition costs	49.7	53.5	—	103.2
Other assets(2)	—	—	496.8	496.8
Total Assets	$291.8	$240.0	$3,047.6	$3,579.4

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$798.8	$519.6	$23.8	$1,342.2
Unearned premiums	303.6	284.7	—	588.3
Funds held under insurance contracts	81.0	—	—	81.0
Debt	—	—	274.7	274.7
Other liabilities(2)	—	—	242.7	242.7
Total Liabilities	$1,183.4	$804.3	$541.2	$2,528.9

December 31, 2013
Assets
Total investment securities(3)	$—	$—	$2,364.9	$2,364.9
Premiums receivable	65.6	162.6	—	228.2
Reinsurance recoverables	60.2	29.7	—	89.9
Funds held under reinsurance contracts	1.8	—	—	1.8
Deferred acquisition costs	53.6	50.1	—	103.7
Other assets(2)	—	—	2,423.1	2,423.1
Total Assets	$181.2	$242.4	$4,788.0	$5,211.6

Liabilities
Unpaid loss and loss adjustment expense reserves	$607.8	$446.5	$—	$1,054.3
Unearned premiums	275.4	269.5	—	544.9
Funds held under insurance contracts	63.3	—	—	63.3
Debt	—	—	274.7	274.7
Other liabilities(2)	—	—	2,167.0	2,167.0
Total Liabilities	$946.5	$716.0	$2,441.7	$4,104.2
_______________________________________________________________________________

(1)
As described in Note 18, ASIC has entered into a 100% quota share reinsurance agreement whereby ASIC is ceding to OBIC 100% of the legacy Runoff Business that was written by ASIC or one of the ongoing entities. The balance of $23.8 million as of December 31, 2014 is included in both unpaid loss and loss adjustment expense reserves and reinsurance recoverable included within Investing, Financing, and Corporate.

(2) Other assets and other liabilities are not separately identifiable at the segment level and have therefore been included within the investing, financing, and corporate segment.

(3)
As described in Note 2, balances related to the Runoff Business are presented as held for sale. Total investment securities excludes $236.3 million of fixed maturity investments classified as assets held for sale as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Segment Information

The following tables provide net written premiums, earned premiums and underwriting ratios for OneBeacon's insurance operations by reportable segment and in total for the years ended December 31, 2014, 2013 and 2012:

	Insurance Operations
($ in millions)	Specialty Products	Specialty Industries	Consolidated
Year ended December 31, 2014
Net written premiums	$606.9	$610.0	$1,216.9
Earned premiums	582.1	595.0	1,177.1
Underwriting ratios:(1)
Loss and LAE	78.7%	60.1%	69.2%
Expense	30.0	34.9	32.5
Total combined ratio	108.7%	95.0%	101.7%

Year ended December 31, 2013
Net written premiums	$509.6	$579.0	$1,088.6
Earned premiums	553.5	566.9	1,120.4
Underwriting ratios:(1)
Loss and LAE	56.4%	54.7%	55.5%
Expense	36.8	37.0	36.9
Total combined ratio	93.2%	91.7%	92.4%

Year ended December 31, 2012
Net written premiums	$630.9	$548.3	$1,179.2
Earned premiums	604.0	528.0	1,132.0
Underwriting ratios:(1)
Loss and LAE	57.2%	57.7%	57.4%
Expense	40.7	39.4	40.1
Total combined ratio	97.9%	97.1%	97.5%
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
OneBeacon has one reciprocal that was capitalized by loaning funds in exchange for a surplus note. Houston General Management Company ("HGMC"), a wholly-owned indirect subsidiary of the Company, provides management services for a fee to the reciprocal, Houston General Insurance Exchange ("HGIE"). The surplus note, as amended, has a remaining balance of $4.0 million. The principal and interest on the remaining surplus note is repayable to HGMC only with regulatory approval. The obligation to repay principal on the note is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. OneBeacon has no ownership interest in the reciprocals.
OneBeacon has determined that HGIE qualifies as a VIE. Furthermore, OneBeacon has determined that it is the primary beneficiary as it has both the power to direct the activities of the VIE that most significantly impact the entity's economic

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13. Variable Interest Entities

performance and the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE as a result of the management services provided to the reciprocal and the funds loaned to it. Accordingly, OneBeacon consolidates HGIE.
As of December 31, 2014, consolidated amounts related to HGIE included total assets of $2.4 million and total liabilities of $4.0 million. As of December 31, 2014, the net amount of capital at risk is equal to the surplus note of $4.0 million less the accumulated losses of $1.8 million which includes accrued interest on the surplus note of $0.2 million which eliminates in consolidation.
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
As of December 31, 2014 and 2013, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $286.0 million and $269.8 million, respectively, which compared to a carrying value of $274.7 million as of both December 31, 2014 and 2013. The fair value measurement of the 2012 Senior Notes is classified as Level 2 in the valuation hierarchy.
NOTE 15. Related Party Disclosures
White Mountains
In 2006, White Mountains sold 27.6 million or 27.6% of the Company's common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2014, White Mountains owned 75.3% of the Company's outstanding common shares.
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
For the years ended December 31, 2014, 2013 and 2012, OneBeacon recorded expenses of $0.3 million, $0.4 million and $0.3 million, respectively, and recorded revenues of $2.0 million, $2.0 million and $2.1 million, respectively, for services under the Separation Agreement that OneBeacon received from or provided to White Mountains and its subsidiaries.

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
Investment Management Agreement with WM Advisors
Pursuant to an Amended and Restated Investment Management Agreement dated December 23, 2014 (the "Investment Management Agreement"), White Mountains Advisors LLC (“WM Advisors") supervises and directs the fixed income and other investments portions of OneBeacon's investment portfolio in accordance with the investment objectives, policies and restrictions described in OneBeacon's investment guidelines (the "Investment Guidelines").
Under the Investment Management Agreement, WM Advisors has full discretion and authority to make all investment decisions in respect of the fixed income and other investments portions of OneBeacon's investment portfolio, and to do anything which WM Advisors deems is required, appropriate or advisable in connection with the foregoing, subject to and in accordance with Investment Guidelines. The assets of OneBeacon's portfolio are held in one or more separately identifiable accounts in the custody of a bank or similar entity designated by OneBeacon and acceptable to WM Advisors. The agreement is terminable by WM Advisors or OneBeacon upon 60 days prior written notice.
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
Private Equities & Deferreds:
First 2 years of fund's life (committed)	100.0 basis points
Thereafter (fair value)	100.0 basis points
Affordable housing credit funds:
First year of fund's life (committed)	100.0 basis points
Thereafter (fair value)	10.0 basis points

OneBeacon incurred $3.4 million, $3.4 million and $3.5 million in total fees for investment management services provided by WM Advisors under these investment management agreements during the years ended December 31, 2014, 2013 and 2012, respectively. WM Advisors is also paid a quarterly fee for treasury management services computed at the annual rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Related Party Disclosures

of 1.75 basis points (0.0175%) of the aggregate value of net assets on an annual basis. OneBeacon incurred $0.4 million in treasury management fees during each of the years ended December 31, 2014, 2013 and 2012.
Star & Shield Insurance Exchange
ASIC and Split Rock each entered into a quota share agreement effective as of November 1, 2013, to reinsure certain risks of Star & Shield Insurance Exchange (“Star & Shield”), a reciprocal insurance exchange consolidated in White Mountains, which provides private passenger auto insurance. ASIC and Split Rock recorded combined written premiums of $17.3 million and $5.6 million in 2014 and 2013, respectively, related to Star & Shield which are included in the Specialty Products reporting segment. The quota share agreement expired on December 31, 2014.
OBH Guarantee
Prior to the repayment of the remaining 2003 Senior Notes during the fourth quarter of 2012, White Mountains provided an irrevocable and unconditional guarantee as to the payment of principal and interest (the "Guarantee") on the 2003 Senior Notes. See Note 6—"Debt."
In consideration of this Guarantee, OneBeacon paid a specified fee to White Mountains in the amount of 25 basis points per annum on the outstanding principal amount of the 2003 Senior Notes. Such payments were made on a semi-annual basis in arrears. The Company incurred $0.8 million in fees for the provision of the Guarantee during the year ended December 31, 2012.
The Company's 2012 Senior Notes are not guaranteed by White Mountains.
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
Prospector
Investment Management Agreement with Prospector
Prospector Partners LLC (“Prospector”) supervises and directs the publicly-traded common equity and convertible securities portion of OneBeacon's investment portfolio pursuant to an investment management agreement dated February 25, 2015. Prospector also manages assets for each of the Qualified Plan, the Non-Qualified Plan, and two proprietary funds under the KSOP pursuant to separate investment management agreements with each of the plans. Prospector manages OneBeacon’s assets and plan assets in accordance with the investment objectives, policies and restrictions described in OneBeacon's investment guidelines, which are attached to each of the Prospector investment management agreements.
Under the agreements, Prospector has discretion and authority with respect to the portfolios it manages for OneBeacon and the plans that are substantially similar to WM Advisors' discretion and authority under its agreements. The assets of OneBeacon's portfolios are held in one or more separately identifiable accounts in the custody of a bank or similar entity designated by OneBeacon and acceptable to Prospector. OneBeacon is responsible for custodial arrangements and the payment of all custodial charges and fees.
Under the agreements, OneBeacon pays annual management fees to Prospector based on aggregate net assets under management according to the following schedule: 1.00% on the first $200 million; 0.50% on the next $200 million; and 0.25% on amounts over $400 million. The agreements are terminable by either party at any time, with or without cause, on thirty days prior written notice. OneBeacon reviews periodically the performance of and the fees paid to Prospector under the agreements.
For the years ended December 31, 2014, 2013 and 2012, OneBeacon incurred $2.0 million, $2.0 million and $2.1 million, respectively, in fees for investment management services provided by Prospector. For the years ended December 31, 2014, 2013 and 2012, the employee benefit plans incurred $1.3 million, $1.2 million and $1.3 million, respectively, in fees for investment management services provided by Prospector.
Richard P. Howard was a portfolio manager of Prospector and a director of the Company until his retirement from Prospector and his resignation from the Company’s Board of Directors effective December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Related Party Disclosures

Prospector Managed Limited Partnerships
As of December 31, 2014 and 2013, OneBeacon had $15.8 million and $14.9 million, respectively, invested in limited partnerships managed by Prospector. Under the limited partnership agreements, Prospector serves as general partner and general manager of the funds and is paid a management fee by OneBeacon. In addition, OneBeacon allocates a portion of its earnings from OneBeacon's limited partnership interests to Prospector as an incentive fee. For the years ended December 31, 2014, 2013 and 2012, OneBeacon incurred $0.2 million, $0.2 million and $0.4 million, respectively, in management fees. For the years ended December 31, 2014, 2013 and 2012, OneBeacon incurred $0.2 million, $0.5 million and $0.3 million, respectively, in incentive fees.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Commitments and Contingencies
Leases
OneBeacon leases certain office space under noncancellable operating leases expiring at various dates through 2030. Net rental expense for all of OneBeacon's locations was approximately $11.1 million, $11.5 million and $9.7 million, respectively, for the years ended December 31, 2014, 2013 and 2012. OneBeacon's future annual minimum rental payments required under noncancellable leases primarily for office space are $8.8 million, $8.1 million, $6.9 million, $5.2 million and $32.9 million for 2015, 2016, 2017, 2018 and 2019 and thereafter, respectively.
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies," in December 2011, the Company sold the majority of its then owned fixed assets and capitalized software. The Company entered into lease financing arrangements with US Bancorp and Fifth Third whereby it sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. The Company then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. The Company received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, the Company will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer back to it. As of December 31, 2014 and 2013, the Company had a capital lease obligation of $7.1 million and $12.5 million, respectively, included within other liabilities and a capital lease asset of $7.0 million and $10.9 million, respectively, included within other assets. The underlying assets will continue to be depreciated over their respective useful lives. OneBeacon's future annual minimum rental payments are $5.3 million for the year ending December 31, 2015 and $1.8 million for the year ending December 31, 2016.
Other Investments
OneBeacon has future binding commitments to fund certain limited partnership investments which do not have fixed funding dates and totaled $10.6 million as of December 31, 2014.
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
Guaranty Funds
Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. OneBeacon's insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, OneBeacon will monitor other insurance company insolvencies and will accrue a liability when such losses are determined to be probable and the assessment amounts can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. As of December 31, 2014, the reserve for such assessments at OneBeacon's insurance subsidiaries totaled $11.9 million.
Legal Contingencies
OneBeacon, and the insurance and reinsurance industry in general, is routinely subject to claims-related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or directly relate to, claims activity. OneBeacon's estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE. See Note 3—"Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves."
OneBeacon evaluates its exposure to non-claims related litigation and arbitration and establishes accruals for litigation and arbitration if it is probable that a loss has been incurred and it can be reasonably estimated. Disclosure of litigation and arbitration is made if it is probable that a loss has been incurred or if there is a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of claims and non-claims related litigation and arbitration, and the amount or range of potential loss at any particular time, is often inherently uncertain, management does not believe that the ultimate outcome of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Commitments and Contingencies

such claims and non-claims related litigation and arbitration will have a material adverse effect on OneBeacon's financial condition, full year results of operations, or cash flows.
The following summarizes significant ongoing non-claims related litigation or arbitration as of December 31, 2014:
Runoff Transaction
Subsequent to the closing of the Runoff Transaction, on January 22, 2015, three holders of insurance policies issued by the companies the Company sold to Armour in the Runoff Transaction filed a Petition for Review with the Commonwealth Court of Pennsylvania (Commonwealth Court) requesting that the Commonwealth Court vacate the Pennsylvania Insurance Department’s (Department) orders approving the Runoff Transaction and denying their right to intervene in the Department’s regulatory review of the Runoff Transaction. The Company believes the claims made by the petitioners are without merit and it intends to intervene in the proceedings before the Commonwealth Court to vigorously defend the propriety of the Department’s orders in their entirety. The Company believes that the possibility is remote that these proceedings could result in an adverse outcome or have a material financial impact on the Company’s financial position in the future.
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
The Court granted an omnibus motion to dismiss the Noteholder Actions in September 2013 and Plaintiffs’ appeal is pending.
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of December 31, 2014, as the amount of loss, if any, cannot be reasonably estimated.

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
The following table outlines the Company's computation of earnings per share for net income from continuing operations attributable to OneBeacon's common shareholders for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
Earnings attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders	$54.1	$146.0	$96.1
Allocation of income for participating unvested restricted common shares	(0.4)	(1.4)	(0.9)
Dividends paid on participating restricted common shares	(0.5)	(0.8)	(0.8)
Total allocation to restricted common shares	(0.9)	(2.2)	(1.7)
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$53.2	$143.8	$94.4

Undistributed (over-distributed) net earnings (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$53.2	$143.8	$94.4
Dividends paid, net of restricted common share amounts	(79.5)	(79.4)	(79.3)
Total undistributed (over-distributed) net earnings, net of restricted common share amounts	$(26.3)	$64.4	$15.1

Earnings per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.3	95.4	95.4
Weighted average unvested restricted common shares(1)	(0.6)	(0.9)	(0.9)
Basic and diluted earnings per share denominator(2)	94.7	94.5	94.5

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income from continuing operations attributable to OneBeacon's common shareholders	$0.56	$1.52	$1.00
Dividends declared and paid	(0.84)	(0.84)	(0.84)
Undistributed (over-distributed) earnings	$(0.28)	$0.68	$0.16
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

(2)
Common shares issuable upon exercise of stock options were not included in the year ended December 31, 2012 as their inclusion would be anti-dilutive. There were no options outstanding during the year ended December 31, 2014 and 2013, as the remaining outstanding options expired unexercised during the year ended December 31, 2012.

Basic and diluted income (loss) per share amounts for discontinued operations are included in Note 18—"Discontinued Operations."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. Discontinued Operations
Runoff Business
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" and Note 2—"Acquisitions and Dispositions," on December 23, 2014, OneBeacon completed the sale of its Runoff Business to Armour. Prior to the closing of the Runoff Transaction, OBIC distributed ASIC to its immediate parent, as well as cash and investments such that OBIC contained the minimum capital on the date of sale pursuant to the Stock Purchase Agreement. In conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. These notes are included in "Other investments" on our consolidated balance sheet as of December 31, 2014, with the difference between the par value and fair value of $36.1 million, pre-tax, on the date of sale included in the loss from sale of discontinued operations. Changes in the fair value of the surplus notes since the closing of the Runoff Transaction totaled $0.2 million and is included in pre-tax investment results. The final pre-tax loss on sale recognized since the third quarter of 2012 is $97.9 million, and is subject to post-closing adjustments.
The vast majority of the gross and net run-off unpaid loss and LAE reserves were included in the entities that were transferred to Armour. As of December 31, 2014, $23.8 million of gross loss and LAE reserves related to the Runoff Business were ceded to OBIC, an indirect wholly-owned subsidiary of Armour as of December 31, 2014, by way of a 100% quota share agreement with ASIC.
AutoOne
On February 22, 2012, OneBeacon completed the sale of the AutoOne business to Interboro, which included the execution of a reinsurance agreement with certain subsidiaries of the Company pursuant to which OneBeacon cedes, on a 100% quota share basis, legacy AutoOne business not directly written by transferred entities.
During the year ended December 31, 2012, OneBeacon and Interboro reached conclusion on post-closing adjustments to the closing balance sheet resulting in OneBeacon recording a net gain of $0.5 million after tax, reflecting a true up of the estimated loss on sale of AutoOne.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18. Discontinued Operations

Summary of Reclassified Balances and Related Items
As of December 31, 2013, the Runoff Transaction met the criteria for held for sale accounting. As a result, the assets and liabilities associated with the Runoff Transaction are presented separately as single line items in the asset and liability sections of the December 31, 2013 consolidated balance sheet, the major categories of which are summarized below:

December 31, 2013
($ in millions)
Assets:
Investments	$236.3
Premiums receivable	9.1
Reinsurance recoverable on unpaid losses(1)	1,604.7
Reinsurance recoverable on paid losses	10.7
Net deferred tax asset	3.3
Other assets	16.0
Total assets held for sale	$1,880.1

Liabilities:
Unpaid loss and loss adjustment expense reserves(1)	$1,793.1
Unearned premiums	0.2
Ceded reinsurance payable	12.3
Other liabilities(2)	74.5
Total liabilities held for sale	$1,880.1
_______________________________________________________________________________

(1)
As of December 31, 2013, reinsurance recoverable on unpaid losses, gross of purchase accounting fair value adjustments of $136.9 million, were $1,741.6 million, and unpaid loss and LAE reserves, gross of purchase accounting adjustments, were $1,930.0 million.

(2)	Other liabilities as of December 31, 2013 include the accrual related to the pre-tax loss on sale of the Runoff Business of $69.0 million.
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" and Note 2—"Acquisitions and Dispositions," the results of operations for the Runoff Business and AutoOne have been classified as discontinued operations and are presented as such, net of related income taxes, in the statements of operations and comprehensive income (loss) and cash flows for all periods. Investing and financing activities for OneBeacon are managed on a consolidated basis reported within the Investing, Financing and Corporate segment. Therefore, no investment or financing activity is included in discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18. Discontinued Operations

The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Net written premiums	$(0.1)	$0.4	$3.5
Revenues
Earned premiums	$0.1	$0.8	$10.6
Other revenue	—	6.3	—
Total revenues	0.1	7.1	10.6
Expenses
Loss and loss adjustment expenses	(0.7)	78.9	48.4
Policy acquisition expenses (benefit)	0.1	—	(2.1)
Other underwriting expenses	3.5	(0.2)	1.7
Total expenses	2.9	78.7	48.0
Pre-tax loss	(2.8)	(71.6)	(37.4)
Income tax benefit	1.0	25.0	13.1
(Loss) from discontinued operations, net of tax	(1.8)	(46.6)	(24.3)
(Loss) gain from sale of discontinued operations, net of tax	(18.8)	46.6	(91.0)
Net loss from discontinued operations, net of tax	$(20.6)	$—	$(115.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18. Discontinued Operations

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
The following table outlines the computation of loss per share for discontinued operations attributable to OneBeacon's common shareholders for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
Loss attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net loss from discontinued operations attributable to OneBeacon's common shareholders	$(20.6)	$—	$(115.3)
Allocation of loss for participating unvested restricted common shares	0.1	—	1.1
Net loss from discontinued operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$(20.5)	$—	$(114.2)

Loss per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.3	95.4	95.4
Weighted average unvested restricted common shares(1)	(0.6)	(0.9)	(0.9)
Basic and diluted loss per share denominator(2)	94.7	94.5	94.5

Loss per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net loss from discontinued operations attributable to OneBeacon's common shareholders per share	$(0.21)	$—	$(1.21)
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

(2)
Common shares issuable upon exercise of stock options were not included in the year ended December 31, 2012 as their inclusion would be anti-dilutive. There were no options outstanding during the years ended December 31, 2014 and 2013, as the remaining outstanding options expired unexercised during the year ended December 31, 2012.

Additional Disclosures
Results of Discontinued Operations
Discontinued Operations Results—Year ended December 31, 2014
During 2014, the Company reported $20.6 million after-tax net loss in discontinued operations related to the Runoff Transaction, which included an $18.8 million after-tax loss from sale of the Runoff Business (further described below) and a $1.8 million after-tax loss from the underwriting results of the Runoff Business.
As part of the closing the Runoff Transaction on December 23, 2014, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which were issued by OBIC, one of the entities that were transferred to Armour upon the closing. At closing, the surplus notes had a fair value of $64.9 million based on an internal discounted cash flow model, resulting in a total valuation adjustment of $36.1 million, pre-tax, included in loss from sale of discontinued operations. Subsequent to the closing, the surplus notes became part of the Company's investment portfolio, categorized within other investments, and subsequent changes in the value thereon will be reflected in continuing operations.
Also during 2014, the Company's expectation of the treatment under the Stock Purchase Agreement of the $7.4 million reserve charge recorded during the quarter ended June 30, 2013 changed. Previously, the Company had expected that the Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18. Discontinued Operations

Purchase Agreement would be amended to provide for the transfer of $7.4 million of additional assets to support this reserve charge; the Stock Purchase Agreement was instead revised, in part, to increase the cap on seller financing. As a result, the $7.4 million reserve charge ($4.8 million after-tax) was recorded as a reduction to the estimated loss on sale of discontinued operations.
These changes, along with certain other adjustments, resulted in a net increase in the estimated loss on sale of $28.9 million ($18.8 million after tax) for the full year 2014, resulting in a pre-tax loss on sale at closing of $97.9 million ($63.7 million after tax) recognized since the Runoff Transaction was announced in October of 2012.
Discontinued Operations Results—Year ended December 31, 2013
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
The $71.5 million ($46.5 million after tax) increase in Runoff Business loss and LAE reserves was recorded in the fourth quarter of 2013 as a component of discontinued operations and offset by an equal after tax amount which decreased the estimated ultimate loss on sale of the Runoff Business. The terms of the Stock Purchase Agreement prescribe that the buyer assumed the risk that loss and LAE reserves develop unfavorably from September 30, 2012 onward, resulting in the offset.
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
Discontinued Operations Results—Year ended December 31, 2012
Loss from discontinued operations, net of tax, was $24.3 million for 2012, driven by adverse development related to losses incurred on a legacy assumed reinsurance treaty, case incurred development on a small number of claims related to multiple peril liability lines and general liability lines and also the impact of an adverse court ruling in Mississippi regarding a disputed assessment from an involuntary pool for hurricane Katrina claims. In addition, $9.0 million of after tax ($15.2 million of pre-tax) incurred loss and LAE, reported as adverse loss development, was related to a change in the workers' compensation tabular discount rate. During the year ended December 31, 2012, management evaluated the interest rate used in calculating the workers' compensation discount, consistent with prior years, and as a result lowered the rate from 4.5% to 3.5% during 2012, resulting in an increase of $15.2 million to the reserves.
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
Asbestos and Environmental (A&E) Loss and LAE Reserve Activity
Substantially all of the Company's unpaid loss and LAE reserves for Asbestos and Environmental (A&E) relate to operations that were sold as part of the Runoff Transaction. The remaining unpaid loss and LAE reserves for Asbestos and Environmental related to continuing operations is less than $0.1 million on both a gross and net basis as of December 31, 2014.
Surplus Notes
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale and $65.1 million as of December 31, 2014. The surplus notes, issued by one of the transferred entities, OBIC (“Issuer”), were in the form of both seller priority and pari passu notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18. Discontinued Operations

Under the contractual terms of both the seller priority and pari passu notes, scheduled interest payments accrue at 6% until the scheduled maturity date of March 15, 2020 and at a floating interest rate thereafter, should any principal remain outstanding. All interest and principal due on the seller priority note must first be paid before any interest or principal payments can be paid on the pari passu note. As required by the Pennsylvania Insurance Department (PID), interest on the notes is not compounding. The notes restrict the Issuer's ability to make distributions to the holders of its equity interest. All such distributions are prohibited while the seller priority note is outstanding, and while the pari passu note is outstanding, distributions are permitted only if the Issuer concurrently repays a pro rata amount of any outstanding principal on the pari passu note.
Pursuant to the notes, the Issuer shall seek to redeem the notes annually each March 15 at a requested redemption amount such that the Issuer’s total adjusted capital following the proposed redemption payment would equal 200% of the Issuer’s “authorized control level RBC,” as such term is defined by the insurance laws of the Commonwealth of Pennsylvania and as prescribed by the PID. All redemptions or repayments of principal and payments of interest on the notes are subject to approval by the PID. Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value as of December 31, 2014:

	Type of Surplus Note		Total as of December 31, 2014
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	1.6	(8.2)	(6.6)
Regulatory approval(2)	(4.6)	(8.0)	(12.6)
Liquidity adjustment(3)	(11.0)	(5.7)	(16.7)
Total	(14.0)	(21.9)	(35.9)
Fair value	$43.9	$21.2	$65.1
_______________________________________________________________________________

(1)
Represents the value of the surplus notes, at current market yields on publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% RBC score.

(2)	Represent anticipated delay in securing regulatory approvals of interest and principal payments to reflect graduated changes in Issuer's statutory surplus.

(3)	Represents impact of liquidity spread to account for OneBeacon's sole ownership of the notes, lack of a trading market, and ongoing regulatory approval risk.
The internal valuation model used to estimate the fair value is based on discounted expected cash flows. The estimated fair value of the surplus notes is sensitive to changes in treasury rates and public debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes – based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. The Company has assumed for estimating value purposes that interest payouts begin in year five and principal repayments begin on a graduating basis in year ten for the seller priority note and year fifteen for the pari passu note. Although these variables involve considerable judgment, the Company does not currently expect any resulting changes in the estimated value of the surplus notes to be material to its financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH. The following tables present OneBeacon's consolidating balance sheets as of December 31, 2014 and 2013, and statements of operations and comprehensive income and cash flows for the years ended December 31, 2014, 2013 and 2012. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of December 31, 2014	(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,799.8	$—	$—	$1,799.8
Short-term investments, at amortized cost (which approximates fair value)	18.4	182.5	1.3	—	202.2
Common equity securities, at fair value	—	320.0	—	—	320.0
Convertible fixed maturity investments, at fair value	—	5.0	—	—	5.0
Other investments	—	200.0	—	—	200.0
Total investment securities	18.4	2,507.3	1.3	—	2,527.0
Cash	—	87.0	—	—	87.0
Reinsurance recoverables	—	173.8	—	—	173.8
Premiums receivable	—	241.5	—	—	241.5
Funds held under reinsurance contracts	—	37.1	—	—	37.1
Deferred acquisition costs	—	103.2	—		103.2
Net deferred tax asset	—	131.7	—	0.1	131.8
Investment income accrued	—	10.0	—	—	10.0
Accounts receivable on unsettled investment sales	—	7.2	—	—	7.2
Investments in subsidiaries	1,028.6	—	1,053.0	(2,081.6)	—
Other assets	0.3	198.0	4.4	—	202.7
Assets held for sale	—	58.1	—	—	58.1
Total assets	$1,047.3	$3,554.9	$1,058.7	$(2,081.5)	$3,579.4
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,342.2	$—	$—	$1,342.2
Unearned premiums	—	588.3	—	—	588.3
Funds held under insurance contracts	—	81.0	—	—	81.0
Debt	—	—	274.7	—	274.7
Accounts payable on unsettled investment purchases	—	0.5	—	—	0.5
Other liabilities	0.3	234.8	7.1	—	242.2
Total liabilities	0.3	2,246.8	281.8	—	2,528.9
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,047.0	1,304.6	776.9	(2,081.5)	1,047.0
Total noncontrolling interests	—	3.5	—	—	3.5
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,047.0	1,308.1	776.9	(2,081.5)	1,050.5
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,047.3	$3,554.9	$1,058.7	$(2,081.5)	$3,579.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of December 31, 2013	(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,725.4	$—	$(24.5)	$1,700.9
Short-term investments, at amortized cost (which approximates fair value)	13.0	140.0	4.0	—	157.0
Common equity securities, at fair value	—	336.9	—	—	336.9
Convertible fixed maturity investments, at fair value	—	30.5	—	—	30.5
Other investments	—	139.6	—	—	139.6
Total investment securities	13.0	2,372.4	4.0	(24.5)	2,364.9
Cash	—	166.6	1.5	—	168.1
Reinsurance recoverables	—	89.9	—	—	89.9
Premiums receivable	—	228.2	—	—	228.2
Funds held under reinsurance contracts	—	1.8	—	—	1.8
Deferred acquisition costs	—	103.7	—	—	103.7
Net deferred tax asset	—	93.1	(2.4)	(0.1)	90.6
Investment income accrued	—	10.3	—	(0.2)	10.1
Accounts receivable on unsettled investment sales	—	3.3	—	—	3.3
Investments in subsidiaries	1,092.0	—	1,034.9	(2,126.9)	—
Other assets	(0.8)	270.6	1.1	—	270.9
Assets held for sale	—	1,880.1	—	—	1,880.1
Total assets	$1,104.2	$5,220.0	$1,039.1	$(2,151.7)	$5,211.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,054.3	$—	$—	$1,054.3
Unearned premiums	—	544.9	—	—	544.9
Funds held under insurance contracts	—	63.3	—	—	63.3
Debt	—	—	299.7	(25.0)	274.7
Accounts payable on unsettled investment purchases	—	11.6	—	—	11.6
Other liabilities	(0.1)	271.7	3.9	(0.2)	275.3
Liabilities held for sale	—	1,880.1	—	—	1,880.1
Total liabilities	(0.1)	3,825.9	303.6	(25.2)	4,104.2
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,104.3	1,391.0	735.5	(2,126.5)	1,104.3
Total noncontrolling interests	—	3.1	—	—	3.1
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,104.3	1,394.1	735.5	(2,126.5)	1,107.4
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,104.2	$5,220.0	$1,039.1	$(2,151.7)	$5,211.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2014	(in millions)
Revenues
Earned premiums	$—	$1,177.1	$—	$—	$1,177.1
Net investment income	—	42.7	0.1	(1.1)	41.7
Net realized and change in unrealized investment gains	—	44.6	—	(4.2)	40.4
Net other revenues (expenses)	—	5.8	(3.7)	3.7	5.8
Total revenues	—	1,270.2	(3.6)	(1.6)	1,265.0
Expenses
Loss and loss adjustment expenses	—	815.1	—	—	815.1
Policy acquisition expenses	—	203.3	—	—	203.3
Other underwriting expenses	—	179.2	—	—	179.2
General and administrative expenses	5.1	8.4	0.3	—	13.8
Interest expense	—	—	14.1	(1.1)	13.0
Total expenses	5.1	1,206.0	14.4	(1.1)	1,224.4
Pre-tax income (loss) from continuing operations	(5.1)	64.2	(18.0)	(0.5)	40.6
Income tax benefit	—	8.1	6.3	0.2	14.6
Net income (loss) from continuing operations	(5.1)	72.3	(11.7)	(0.3)	55.2
Loss from discontinued operations, net of tax	—	(1.8)	—	—	(1.8)
Loss from sale of discontinued operations, net of tax	—	(18.8)	—	—	(18.8)
Income (loss) before equity in earnings of unconsolidated affiliates	(5.1)	51.7	(11.7)	(0.3)	34.6
Equity in earnings of subsidiaries, net of tax	38.6	—	10.1	(48.7)	—
Net income (loss) including noncontrolling interests	33.5	51.7	(1.6)	(49.0)	34.6
Less: Net income attributable to noncontrolling interests	—	(1.1)	—	—	(1.1)
Net income (loss) attributable to OneBeacon's common shareholders	33.5	50.6	(1.6)	(49.0)	33.5
Net change in benefit plan assets and obligations, net of tax	(12.0)	—	(12.0)	12.0	(12.0)
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$21.5	$50.6	$(13.6)	$(37.0)	$21.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2013	(in millions)
Revenues
Earned premiums	$—	$1,120.4	$—	$—	$1,120.4
Net investment income	—	42.6	(0.3)	(1.2)	41.1
Net realized and change in unrealized investment gains	—	48.9	(0.7)	1.2	49.4
Net other revenues	—	31.2	—	—	31.2
Total revenues	—	1,243.1	(1.0)	—	1,242.1
Expenses
Loss and loss adjustment expenses	—	622.1	—	—	622.1
Policy acquisition expenses	—	208.9	—	—	208.9
Other underwriting expenses	—	204.8	—	—	204.8
General and administrative expenses	5.0	7.1	(0.1)	—	12.0
Interest expense	—	—	14.2	(1.2)	13.0
Total expenses	5.0	1,042.9	14.1	(1.2)	1,060.8
Pre-tax income (loss) from continuing operations	(5.0)	200.2	(15.1)	1.2	181.3
Income tax (expense) benefit	0.1	(40.4)	6.2	(0.2)	(34.3)
Net income (loss) from continuing operations	(4.9)	159.8	(8.9)	1.0	147.0
Loss from discontinued operations, net of tax	—	(46.6)	—	—	(46.6)
Gain from sale of discontinued operations, net of tax	—	46.6	—	—	46.6
Net income (loss) before equity in earnings of unconsolidated affiliates	(4.9)	159.8	(8.9)	1.0	147.0
Equity in earnings of subsidiaries, net of tax	150.9	—	134.7	(285.6)	—
Net income including noncontrolling interests	146.0	159.8	125.8	(284.6)	147.0
Less: Net income attributable to noncontrolling interests	—	(1.0)	—	—	(1.0)
Net income attributable to OneBeacon's common shareholders	146.0	158.8	125.8	(284.6)	146.0
Net change in benefit plan assets and obligations, net of tax	20.6	—	20.6	(20.6)	20.6
Comprehensive income attributable to OneBeacon's common shareholders	$166.6	$158.8	$146.4	$(305.2)	$166.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2012	(in millions)
Revenues
Earned premiums	$—	$1,132.0	$—	$—	$1,132.0
Net investment income	—	56.2	0.4	(3.0)	53.6
Net realized and change in unrealized investment gains	—	56.5	(1.4)	0.6	55.7
Net other revenues (expense)	—	6.6	(7.1)	—	(0.5)
Total revenues	—	1,251.3	(8.1)	(2.4)	1,240.8
Expenses
Loss and loss adjustment expenses	—	650.0	—	—	650.0
Policy acquisition expenses	—	249.4	—	—	249.4
Other underwriting expenses	—	205.2	—	—	205.2
General and administrative expenses	5.4	7.4	0.6	—	13.4
Interest expense	—	—	19.7	(2.8)	16.9
Total expenses	5.4	1,112.0	20.3	(2.8)	1,134.9
Pre-tax income (loss) from continuing operations	(5.4)	139.3	(28.4)	0.4	105.9
Income tax (expense) benefit	0.1	(18.6)	10.1	—	(8.4)
Net income (loss) from continuing operations	(5.3)	120.7	(18.3)	0.4	97.5
Loss from discontinued operations, net of tax	—	(24.3)	—	—	(24.3)
Loss from sale of discontinued operations, net of tax	—	(91.0)	—	—	(91.0)
Income (loss) before equity in earnings of unconsolidated affiliates	(5.3)	5.4	(18.3)	0.4	(17.8)
Equity in loss of subsidiaries, net of tax	(13.9)	—	(28.9)	42.8	—
Net income (loss) including noncontrolling interests	(19.2)	5.4	(47.2)	43.2	(17.8)
Less: Net income attributable to noncontrolling interests	—	(1.4)	—	—	(1.4)
Net income (loss) attributable to OneBeacon's common shareholders	(19.2)	4.0	(47.2)	43.2	(19.2)
Net change in benefit plan assets and obligations, net of tax	(2.9)	—	(2.9)	2.9	(2.9)
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$(22.1)	$4.0	$(50.1)	$46.1	$(22.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2014	($ in millions)
Cash flows from operations:
Net income (loss) including noncontrolling interests	$33.5	$51.7	$(1.6)	$(49.0)	$34.6
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(38.6)	—	(10.1)	48.7	—
Net loss from discontinued operations	—	1.8	—	—	1.8
Net loss from sale of discontinued operations	—	18.8	—	—	18.8
Net realized and change in unrealized investment gains	—	(44.6)	—	4.2	(40.4)
Net other realized losses	—	(3.7)	3.7	—	—
Deferred income tax expense	—	(21.1)	—	(0.2)	(21.3)
Dividends received from subsidiaries	90.4	15.0	50.0	(155.4)	—
Other operating items:
Net change in loss and LAE reserves	—	287.9	—	—	287.9
Net change in unearned premiums	—	43.4	—	—	43.4
Net change in premiums receivable	—	(13.3)	—	—	(13.3)
Net change in reinsurance recoverable on paid and unpaid losses	—	(83.9)	—	—	(83.9)
Net change in other assets and liabilities	1.9	(69.1)	(1.9)	(6.5)	(75.6)
Net cash provided from operations—continuing operations	87.2	182.9	40.1	(158.2)	152.0
Net cash used for operations—discontinued operations	—	(54.5)	—	—	(54.5)
Net cash provided from operations	87.2	128.4	40.1	(158.2)	97.5
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(5.4)	(62.8)	2.7	—	(65.5)
Maturities of fixed maturity investments	—	396.4	—	—	396.4
Sales of fixed maturity investments	—	1,927.9	80.3	(165.1)	1,843.1
Sales of common equity securities	—	240.2	—	—	240.2
Sales of convertible fixed maturity investments	—	34.5	—	—	34.5
Return of capital and distributions of other investments	—	18.9	—	—	18.9
Purchases of fixed maturity investments	—	(2,265.1)	(80.9)	139.2	(2,206.8)
Purchases of common equity securities	—	(202.4)	—	—	(202.4)
Purchases of convertible fixed maturity investments	—	(12.9)	—	—	(12.9)
Contributions for other investments	—	(69.0)	—	—	(69.0)
Net change in unsettled investment purchases and sales	—	(15.0)	—	—	(15.0)
Net acquisitions of property and equipment	—	(2.2)	—	—	(2.2)
Capital contribution from parent	—	70.0	70.0	(140.0)	—
Net cash (used for) provided from investing activities—continuing operations	(5.4)	58.5	72.1	(165.9)	(40.7)
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash (used for) provided from investing activities	(5.4)	58.5	72.1	(165.9)	(40.7)
Cash flows from financing activities:
Repurchase of debt	—	—	(28.7)	28.7	—
Cash dividends paid to common shareholders	(80.0)	—	—	—	(80.0)
Cash dividends paid to parent	—	(140.4)	(15.0)	155.4	—
Capital contribution to subsidiary	—	(70.0)	(70.0)	140.0	—
Repurchases and retirements of common stock	(1.8)	—	—	—	(1.8)
Payments on capital lease obligation	—	(5.3)	—	—	(5.3)
Net cash used for financing activities—continuing operations	(81.8)	(215.7)	(113.7)	324.1	(87.1)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(81.8)	(215.7)	(113.7)	324.1	(87.1)
Net decrease in cash during period	—	(28.8)	(1.5)	—	(30.3)
Cash transferred as part of the Runoff Transaction	—	(50.8)	—	—	(50.8)
Net decrease after cash transferred as part of the Runoff Transaction	—	(79.6)	(1.5)	—	(81.1)
Cash balance at beginning of period	—	166.6	1.5	—	168.1
Cash balance at end of period	$—	$87.0	$—	$—	$87.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2013	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$146.0	$159.8	$125.8	$(284.6)	$147.0
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(150.9)	—	(134.7)	285.6	—
Net loss from discontinued operations	—	46.6	—	—	46.6
Net gain from sale of discontinued operations	—	(46.6)	—	—	(46.6)
Net realized and change in unrealized investment gains	—	(48.9)	0.7	(1.2)	(49.4)
Net realized gain on sale of business	—	(23.0)	—	—	(23.0)
Deferred income tax expense	—	12.7	(0.1)	0.2	12.8
Dividends received from subsidiaries	92.0	—	218.0	(310.0)	—
Other operating items:
Net change in loss and LAE reserves	—	54.3	—	—	54.3
Net change in unearned premiums	—	(28.9)	—	—	(28.9)
Net change in premiums receivable	—	(2.6)	—	—	(2.6)
Net change in reinsurance recoverable on paid and unpaid losses	—	20.7	—	—	20.7
Net change in other assets and liabilities	3.4	100.5	(29.4)	—	74.5
Net cash provided from operations—continuing operations	90.5	244.6	180.3	(310.0)	205.4
Net cash used for operations—discontinued operations	—	(76.7)	—	—	(76.7)
Net cash provided from operations	90.5	167.9	180.3	(310.0)	128.7
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(10.3)	26.3	56.2	—	72.2
Maturities of fixed maturity investments	—	223.7	21.5	—	245.2
Sales of fixed maturity investments	—	1,496.7	386.7	(483.4)	1,400.0
Sales of common equity securities	—	196.7	—	—	196.7
Sales of convertible fixed maturity investments	—	45.7	—	—	45.7
Return of capital and distributions of other investments	—	21.8	—	—	21.8
Purchases of fixed maturity investments	—	(1,787.2)	(393.2)	483.4	(1,697.0)
Purchases of common equity securities	—	(206.3)	—	—	(206.3)
Purchases of convertible fixed maturity investments	—	(14.4)	—	—	(14.4)
Contributions for other investments	—	(7.6)	—	—	(7.6)
Proceeds from sale of business	—	31.3	—	—	31.3
Net change in unsettled investment purchases and sales	—	4.1	—	—	4.1
Net acquisitions of property and equipment	—	(10.3)	—	—	(10.3)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	250.0	—	(250.0)	—
Net cash provided from (used for) from investing activities—continuing operations	(10.3)	270.5	71.2	(250.0)	81.4
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash provided from (used for) investing activities	(10.3)	270.5	71.2	(250.0)	81.4
Cash flows from financing activities:
Cash dividends paid to common shareholders	(80.2)	—	—	—	(80.2)
Cash dividends paid to parent	—	(310.0)	—	310.0	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	—	(250.0)	250.0	—
Payments on capital lease obligation	—	(5.7)	—	—	(5.7)
Net cash used for financing activities—continuing operations	(80.2)	(315.7)	(250.0)	560.0	(85.9)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(80.2)	(315.7)	(250.0)	560.0	(85.9)
Net increase in cash during period	—	122.7	1.5	—	124.2
Cash balance at beginning of period	—	43.9	—	—	43.9
Cash balance at end of period	$—	$166.6	$1.5	$—	$168.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2012	($ in millions)
Cash flows from operations:
Net income (loss) including noncontrolling interests	$(19.2)	$5.4	$(47.2)	$43.2	$(17.8)
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	13.9	—	28.9	(42.8)	—
Net loss from discontinued operations	—	24.3	—	—	24.3
Net loss from sale of discontinued operations	—	91.0	—	—	91.0
Net realized and change in unrealized investment gains	—	(56.5)	1.4	(0.6)	(55.7)
Net other realized losses	—	—	6.3	—	6.3
Net realized gain on sale of business	—	(4.4)	—	—	(4.4)
Deferred income tax expense	—	15.2	0.8	0.4	16.4
Dividends received from subsidiaries	83.0	15.5	160.1	(258.6)	—
Other operating items:
Net change in loss and LAE reserves	—	87.5	—	—	87.5
Net change in unearned premiums	—	48.4	—	—	48.4
Net change in premiums receivable	—	(14.6)	—	—	(14.6)
Net change in reinsurance recoverable on paid and unpaid losses	—	(3.1)	—	—	(3.1)
Net change in other assets and liabilities	2.3	(38.8)	1.1	(0.2)	(35.6)
Net cash provided from operations—continuing operations	80.0	169.9	151.4	(258.6)	142.7
Net cash used for operations—discontinued operations	—	(196.4)	—	—	(196.4)
Net cash provided from (used for) operations	80.0	(26.5)	151.4	(258.6)	(53.7)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	0.1	74.7	(60.2)	—	14.6
Maturities of fixed maturity investments	—	191.4	0.1	—	191.5
Sales of fixed maturity investments	—	1,783.9	24.6	(91.3)	1,717.2
Sales of common equity securities	—	114.8	23.1	(25.4)	112.5
Sales of convertible fixed maturity investments	—	33.1	7.6	(11.4)	29.3
Return of capital and distributions of other investments	—	63.9	—	—	63.9
Purchases of fixed maturity investments	—	(1,887.6)	(42.0)	67.1	(1,862.5)
Purchases of common equity securities	—	(90.1)	(26.8)	25.4	(91.5)
Purchases of convertible fixed maturity investments	—	(13.0)	(7.8)	11.4	(9.4)
Contributions for other investments	—	(44.9)	—	—	(44.9)
Net change in unsettled investment purchases and sales	—	(18.2)	—	—	(18.2)
Proceeds from the sale of business	—	15.0	—	—	15.0
Net acquisitions of property and equipment	—	(1.8)	—	—	(1.8)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	28.7	—	(28.7)	—
Net cash provided from (used for) investing activities—continuing operations	0.1	249.9	(81.4)	(52.9)	115.7
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash provided from (used for) investing activities	0.1	249.9	(81.4)	(52.9)	115.7
Cash flows from financing activities:
Issuance of debt	—	—	296.9	(25.0)	271.9
Repurchases of debt	—	—	(325.1)	49.2	(275.9)
Cash dividends paid to common shareholders	(80.1)	—	—	—	(80.1)
Cash dividends paid to parent	—	(243.1)	(15.5)	258.6	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	—	(28.7)	28.7	—
Payments on capital lease obligation	—	(4.9)	—	—	(4.9)
Proceeds on sale of OneBeacon Holdings (Luxembourg) S.a r.l.	—	14.0	—	—	14.0
Net cash used for financing activities—continuing operations	(80.1)	(234.0)	(72.4)	311.5	(75.0)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(80.1)	(234.0)	(72.4)	311.5	(75.0)
Net decrease in cash during period	—	(10.6)	(2.4)	—	(13.0)
Cash reclassified to assets held for sale	—	5.5	—	—	5.5
Cash transferred as part of the AutoOne Transaction	—	(3.5)	—	—	(3.5)
Net decrease after reclassification of cash to assets held for sale	—	(8.6)	(2.4)	—	(11.0)
Cash balance at beginning of period	—	52.5	2.4	—	54.9
Cash balance at end of period	$—	$43.9	$—	$—	$43.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. Subsequent Events
On February 25, 2015, the Board declared a dividend of $0.21 per common share, payable on March 27, 2015 to shareholders of record on March 13, 2015.
On February 9, 2015, OneBeacon entered into a definitive agreement to sell property, including land and an office building, of its former U.S. headquarters in Canton, Massachusetts. The property was included in assets held for sale on the December 31, 2014 consolidated balance sheet at $58.1 million, which represents its fair value less cost to sell. The Company does not anticipate the sale will have a material effect on its financial position or results of operations.
NOTE 21. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data for 2014 and 2013 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2014 Three months ended				2013 Three months ended
Millions, except per share amounts	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$306.4	$325.5	$301.1	$332.0	$348.3	$267.3	$311.5	$315.0
Expenses	252.0	294.3	296.6	381.5	260.2	270.3	275.6	254.7
Pre-tax income (loss) from continuing operations	54.4	31.2	4.5	(49.5)	88.1	(3.0)	35.9	60.3
Tax (expense) benefit	(6.5)	(5.3)	1.7	24.7	(19.8)	1.0	2.9	(18.4)
Net income (loss) from continuing operations	47.9	25.9	6.2	(24.8)	68.3	(2.0)	38.8	41.9
Income (loss) from discontinued operations, net of tax	(0.5)	(0.1)	(0.3)	(0.9)	0.5	(0.5)	0.3	(46.9)
Gain (loss) from sale of discontinued operations, net of tax	—	(0.5)	(7.0)	(11.3)	—	—	—	46.6
Net income (loss) including noncontrolling interests	47.4	25.3	(1.1)	(37.0)	68.8	(2.5)	39.1	41.6
Less: Net income attributable to noncontrolling interests	(0.4)	(0.5)	—	(0.2)	(0.4)	(0.4)	—	(0.2)
Net income (loss) attributable to OneBeacon's common shareholders	$47.0	$24.8	$(1.1)	$(37.2)	$68.4	$(2.9)	$39.1	$41.4
Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted:(1)
Net income (loss) from continuing operations per share	$0.50	$0.26	$0.06	$(0.26)	$0.71	$(0.03)	$0.41	$0.43
Net Loss from discontinued operations, net of tax, per share	(0.01)	—	(0.07)	(0.13)	—	—	—	—
Net income (loss) attributable to OneBeacon's common shareholders per share	$0.49	$0.26	$(0.01)	$(0.39)	$0.71	$(0.03)	$0.41	$0.43
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
We assessed the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2014. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, we have concluded that OneBeacon maintained effective internal control over financial reporting as of December 31, 2014.
PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2014 as stated in their report which appears on page F-77.

February 27, 2015

/s/ T. MICHAEL MILLER	/s/ PAUL H. MCDONOUGH
T. Michael Miller President and Chief Executive Officer (Principal Executive Officer)	Paul H. McDonough Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OneBeacon Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of OneBeacon Insurance Group, Ltd. and its subsidiaries (the "Company") at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing on page F-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Minneapolis, Minnesota
February 27, 2015

SCHEDULE I
ONEBEACON INSURANCE GROUP, LTD.
SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 2014

	Amortized Cost	Fair Value	Carrying Value
	($ in millions)
Investments:
Fixed maturities:
Bonds:
U.S. Government and government agencies and authorities	$38.0	$38.0	$38.0
Corporate bonds and asset-backed securities	1,602.1	1,612.6	1,612.6
States, municipalities and political subdivisions	62.4	63.7	63.7
Foreign governments	1.0	1.3	1.3
Redeemable preferred stocks	78.3	84.2	84.2
Total fixed maturities(1)	1,781.8	1,799.8	1,799.8
Short-term investments	202.3	202.2	202.2
Common equity securities:
Banks, trust and insurance companies	75.6	72.4	72.4
Public utilities	18.1	5.1	5.1
Industrial, miscellaneous and other	189.5	242.5	242.5
Total common equity securities	283.2	320.0	320.0
Convertible fixed maturity investments	5.2	5.0	5.0
Other investments	158.9	200.0	200.0
Total investments	$2,431.4	$2,527.0	$2,527.0

SCHEDULE II
ONEBEACON INSURANCE GROUP, LTD.
(Registrant Only)
CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
	($ in millions)
Assets:
Short-term investments, at amortized cost (which approximates fair value)	$18.4	$13.0
Investments in subsidiaries	1,028.6	1,092.0
Other assets	0.3	(0.8)
Total assets	$1,047.3	$1,104.2

Liabilities	$0.3	$(0.1)
OneBeacon's common shareholders' equity	1,047.0	1,104.3
Total liabilities and OneBeacon's common shareholders' equity	$1,047.3	$1,104.2

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Revenues	$—	$—	$—
Expenses	5.1	5.0	5.4
Pre-tax loss from continuing operations	(5.1)	(5.0)	(5.4)
Income tax benefit	—	0.1	0.1
Net loss from continuing operations	(5.1)	(4.9)	(5.3)
Equity in earnings (loss) from subsidiaries, net of tax	38.6	150.9	(13.9)
Net income (loss) attributable to OneBeacon's common shareholders	33.5	146.0	(19.2)
Other comprehensive income (loss) items, after tax	(12.0)	20.6	(2.9)
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$21.5	$166.6	$(22.1)

See Notes to Financial Statements.

SCHEDULE II (continued)
ONEBEACON INSURANCE GROUP, LTD.
(Registrant Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	($ in millions)
Net income (loss)	$33.5	$146.0	$(19.2)
Charges (credits) to reconcile net income to net cash from operations:
Undistributed (earnings) loss from subsidiaries	(38.6)	(150.9)	13.9
Dividends received from subsidiaries	90.4	92.0	83.0
Net change in other assets and liabilities	1.9	3.4	2.3
Net cash provided from operations	87.2	90.5	80.0
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(5.4)	(10.3)	0.1
Net cash (used for) provided from investing activities	(5.4)	(10.3)	0.1
Cash flows from financing activities:
Cash dividends paid to common shareholders	(80.0)	(80.2)	(80.1)
Repurchases and retirements of common stock	(1.8)	—	—
Net cash used for financing activities	(81.8)	(80.2)	(80.1)
Net change in cash during the year	—	—	—
Cash balance at beginning of year	—	—	—
Cash balance at end of year	$—	$—	$—

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
3. Supplemental Cash Flow Information
Dividends received from subsidiaries were $90.4 million, $92.0 million and $83.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

SCHEDULE III
ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION(1)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(2)	Benefits, claims, losses, and settlement expenses	Amortization of policy acquisition expenses	Other operating expenses	Premiums written
	($ in millions)
Years ended:
December 31, 2014:
Specialty Industries	$53.5	$519.6	$284.7	$—	$595.0	$—	$(357.2)	$(107.1)	$(100.8)	$610.0
Specialty Products	49.7	798.8	303.6	—	582.1	—	(457.9)	(96.2)	(78.4)	606.9
Investing, Financing and Corporate(3)	—	23.8	—	—	—	41.7	—	—	—	—
December 31, 2013:
Specialty Industries	$50.1	$446.5	$269.5	$—	$566.9	$—	$(309.8)	$(102.6)	$(107.4)	$579.0
Specialty Products	53.6	607.8	275.4	—	553.5	—	(312.3)	(106.3)	(97.4)	509.6
Investing, Financing and Corporate(4)	—	—	—	—	—	41.1	—	—	—	—
December 31, 2012:
Specialty Industries	$48.8	$438.1	$255.1	$—	$528.0	$—	$(304.4)	$(99.1)	$(109.0)	$548.3
Specialty Products	75.1	561.9	318.7	—	604.0	—	(345.6)	(150.3)	(96.2)	630.9
Investing, Financing and Corporate(4)	—	—	—	—	—	53.6	—	—	—	—
__________________________________________________________

(1)	Schedule excludes activity related to discontinued operations for all periods presented.

(2)
Invested assets are not allocated to Specialty Industries or Specialty Products since OneBeacon does not manage its assets by segment. Net investment income related to OneBeacon's Specialty Industries and Specialty Products segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments.

(3)
As described in Note 18, ASIC has entered into a 100% quota share reinsurance agreement whereby ASIC is ceding to OBIC 100% of the legacy Runoff Business that was written on ASIC or one of the ongoing entities. The balance of $23.8 million as of December 31, 2014 is included in both unpaid loss and loss adjustment expense reserves and reinsurance recoverable included within Investing, Financing, and Corporate.

(4)	Schedule excludes balances reclassified to held for sale in the consolidated balance sheets related to the Runoff Transaction as of December 31, 2013 and 2012.

SCHEDULE IV
ONEBEACON INSURANCE GROUP, LTD.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
Years ended:
December 31, 2014
Continuing Operations	$1,209.1	$(102.9)	$70.9	$1,177.1	6.0%
Discontinued Operations	(0.7)	0.7	0.1	0.1	100.0
December 31, 2013
Continuing Operations	$1,043.3	$(71.4)	$148.5	$1,120.4	13.3%
Discontinued Operations	0.4	—	0.4	0.8	50.0
December 31, 2012
Continuing Operations	$1,158.3	$(79.1)	$52.8	$1,132.0	4.7%
Discontinued Operations	12.1	(2.4)	0.9	10.6	8.5

SCHEDULE V
ONEBEACON INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS(1)

	Column A	Column B	Column C	Column D	Column E
	Additions (subtractions)
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged (credited) to other accounts(2)	Other additions (deductions) described(3)	Balance at end of period
	($ in millions)
Years ended:
December 31, 2014
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$14.3	$(0.5)	$—	$(11.6)	$2.2
Premiums receivable:
Allowance for uncollectible accounts	3.1	(0.2)	(1.0)	—	1.9
December 31, 2013(4)
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$25.6	$—	$—	$(11.3)	$14.3
Premiums receivable:
Allowance for uncollectible accounts	4.4	0.3	—	(1.6)	3.1
December 31, 2012
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$24.4	$—	$—	$1.2	$25.6
Premiums receivable:
Allowance for uncollectible accounts	3.4	1.1	—	(0.1)	4.4
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

(3)	Represents net collections (charge offs) of balances receivable.

(4)	Excludes $0.1 million of allowance for uncollectible deductibles as of December 31, 2013, with no allowance for uncollectible deductibles as of December 31, 2014 and 2012.

SCHEDULE VI
ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS(1) (2)

Column A	Column B	Column C		Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred acquisition costs	Reserves for Unpaid Claims and Claims Adjustment Expenses		Discount, if any, deducted in Column C(3)	Unearned Premiums	Earned Premiums	Net investment income(4)	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of deferred policy acquisition costs	Paid Claims and Claims Adjustment Expenses	Premiums written
Affiliation with registrant								Current Year	Prior Year
	($ in millions)
Specialty Industries:
2014	$53.5	$519.6		$1.0	$284.7	$595.0	$—	$329.2	$28.0	$(107.1)	$277.3	$610.0
2013	50.1	446.5		2.8	269.5	566.9	—	315.7	(5.9)	(99.1)	268.5	579.0
2012	48.8	438.1		4.1	255.1	528.0	—	309.9	(5.5)	(92.1)	253.0	548.3
Specialty Products:
2014	$49.7	$798.8		$—	$303.6	$582.1	$—	$396.1	$61.8	$(96.2)	$331.3	$606.9
2013	53.6	607.8		0.2	275.4	553.5	—	306.4	5.9	(150.3)	272.2	509.6
2012	75.1	561.9		0.5	318.7	604.0	—	347.5	(1.9)	(129.1)	312.1	630.9
Investing, Financing and Corporate:(5)
2014	$—	$23.8	(5)	$—	$—	$—	$41.7	$—	$—	$—	$—	$—
2013	—	—		—	—	—	41.1	—	—	—	—	—
2012	—	—		—	—	—	53.6	—	—	—	—	—
__________________________________________________________

(1)	Schedule excludes activity related to discontinued operations for all periods presented.

(2)	Schedule excludes balances reclassified to held for sale in the consolidated balance sheets related to the Runoff Transaction as of December 31, 2013 and 2012.

(3)
The amounts shown represent and/or include OneBeacon's discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using an average discount rate which is determined based on various assumptions including consideration of when the claims will be settled (2.5%, 3.5% and 3.5%, respectively, as of December 31, 2014, 2013 and 2012).

(4)
Invested assets are not allocated to Specialty Industries or Specialty Products since OneBeacon does not manage its assets by segment. Net investment income related to OneBeacon's Specialty Industries and Specialty Products segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments.

(5)
As described in Note 18, ASIC has entered into a 100% quota share reinsurance agreement whereby ASIC is ceding to OBIC 100% of the legacy Runoff Business that was written on ASIC or one of the ongoing entities. The balance of $23.8 million as of December 31, 2014 is included in unpaid loss and loss adjustment expense reserves within Investing, Financing, and Corporate.