Form 10-Q
period 2015-03-31
OneBeacon Insurance Group, Ltd.
filed 2015-05-04
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 30, 2015, 23,504,048 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.
For the Three Months Ended March 31, 2015

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ in millions, except per share amounts)	March 31, 2015	December 31, 2014
Assets
Investment Securities:
Fixed maturity investments, at fair value	$1,866.8	$1,799.8
Short-term investments, at amortized cost (which approximates fair value)	194.2	202.2
Common equity securities, at fair value	312.0	320.0
Convertible fixed maturity investments, at fair value	5.1	5.0
Other investments	197.8	198.8
Total investment securities	2,575.9	2,525.8
Cash	87.9	87.0
Reinsurance recoverables	159.8	173.8
Premiums receivable	258.1	241.5
Funds held under reinsurance contracts	17.4	37.1
Deferred acquisition costs	105.5	103.2
Net deferred tax asset	131.2	131.8
Investment income accrued	9.2	10.0
Accounts receivable on unsettled investment sales	5.5	7.2
Other assets	180.2	202.7
Assets held for sale	58.0	58.1
Total assets	$3,588.7	$3,578.2
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,304.0	$1,342.2
Unearned premiums	590.3	588.3
Funds held under insurance contracts	93.0	81.0
Debt	274.7	274.7
Accounts payable on unsettled investment purchases	39.1	0.5
Other liabilities	235.5	242.2
Total liabilities	2,536.6	2,528.9
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,258,786 and 95,296,387 shares)	1,022.7	1,023.7
Retained earnings	31.4	27.3
Accumulated other comprehensive income, after tax	(5.0)	(5.2)
Total OneBeacon's common shareholders' equity	1,049.1	1,045.8
Total noncontrolling interests	3.0	3.5
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,052.1	1,049.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$3,588.7	$3,578.2

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
($ in millions, except per share amounts)	2015	2014
Revenues
Earned premiums	$286.6	$276.5
Net investment income	10.5	10.4
Net realized and change in unrealized investment gains	14.2	18.9
Net other revenues (expenses)	(3.1)	1.0
Total revenues	308.2	306.8
Expenses
Loss and loss adjustment expenses	165.9	149.4
Policy acquisition expenses	51.0	46.7
Other underwriting expenses	55.9	49.4
General and administrative expenses	4.1	3.3
Interest expense	3.2	3.2
Total expenses	280.1	252.0
Pre-tax income from continuing operations	28.1	54.8
Income tax expense	(3.4)	(7.1)
Net income from continuing operations	24.7	47.7
Loss from discontinued operations, net of tax	(0.1)	(0.5)
Net income, including noncontrolling interests	24.6	47.2
Less: Net income attributable to noncontrolling interests	(0.5)	(0.4)
Net income attributable to OneBeacon's common shareholders	24.1	46.8
Other comprehensive income, net of tax	0.2	—
Comprehensive income attributable to OneBeacon's common shareholders	$24.3	$46.8

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted
Net income from continuing operations, per share	$0.25	$0.50
Loss from discontinued operations, net of tax, per share	—	(0.01)
Net income attributable to OneBeacon's common shareholders per share	$0.25	$0.49
Dividends declared and paid per OneBeacon's common share	$0.21	$0.21

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
($ in millions)	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
Balances at January 1, 2015	$1,023.7	$27.3	$(5.2)	$1,045.8	$3.5	$1,049.3
Comprehensive income:
Net income	—	24.1	—	24.1	0.5	24.6
Other comprehensive income, net of tax	—	—	0.2	0.2	—	0.2
Total comprehensive income	—	24.1	0.2	24.3	0.5	24.8
Amortization of restricted share awards	0.6	—	—	0.6	—	0.6
Issuance of common shares	—	—	—	—	0.1	0.1
Repurchase and retirement of common shares	(1.6)	—	—	(1.6)	—	(1.6)
Dividends	—	(20.0)	—	(20.0)	(1.1)	(21.1)
Balances at March 31, 2015	$1,022.7	$31.4	$(5.0)	$1,049.1	$3.0	$1,052.1

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
($ in millions)	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss)	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
Balances at January 1, 2014	$1,022.5	$74.4	$6.8	$1,103.7	$3.1	$1,106.8
Comprehensive income:
Net income	—	46.8	—	46.8	0.4	47.2
Total comprehensive income	—	46.8	—	46.8	0.4	47.2
Amortization of restricted share awards	0.8	—	—	0.8	—	0.8
Issuance of common shares	—	—	—	—	0.2	0.2
Repurchase and retirement of common shares	(1.8)	—	—	(1.8)	—	(1.8)
Dividends	—	(20.0)	—	(20.0)	(0.9)	(20.9)
Balances at March 31, 2014	$1,021.5	$101.2	$6.8	$1,129.5	$2.8	$1,132.3

   See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
($ in millions)	2015	2014
Cash flows from operations:
Net income including noncontrolling interests	$24.6	$47.2
Charges (credits) to reconcile net income to cash flows provided from operations:
Net loss from discontinued operations	0.1	0.5
Net realized and change in unrealized investment gains	(14.2)	(18.9)
Net adjustment to gain on sale of business	3.7	—
Deferred income tax expense	0.5	10.9
Other operating items:
Net change in loss and LAE reserves	(38.2)	15.5
Net change in unearned premiums	2.0	37.3
Net change in premiums receivable	(16.6)	(21.0)
Net change in reinsurance recoverables on paid and unpaid losses	14.0	6.8
Net change in funds held under reinsurance contracts	19.7	(12.1)
Net change in funds held under insurance contracts	12.0	1.0
Net change in other assets and liabilities	15.8	(48.2)
Net cash provided from operations—continuing operations	23.4	19.0
Net cash used for operations—discontinued operations	(0.1)	(14.6)
Net cash provided from operations	23.3	4.4
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	8.0	4.3
Maturities of fixed maturity investments	32.9	115.7
Sales of fixed maturity investments	177.6	324.6
Sales of common equity securities	39.6	24.3
Sales of convertible fixed maturity investments	0.7	6.8
Return of capital and distributions of other investments	3.0	1.6
Purchases of fixed maturity investments	(273.0)	(466.0)
Purchases of common equity securities	(26.2)	(26.0)
Purchases of convertible fixed maturity investments	(0.5)	(3.8)
Contributions for other investments	(1.4)	(2.3)
Net change in unsettled investment purchases and sales	40.3	10.6
Net acquisitions of property and equipment	(0.4)	(0.6)
Net cash provided from (used for) investing activities	0.6	(10.8)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(20.0)	(20.0)
Repurchases and retirements of common stock	(1.6)	(1.8)
Payments on capital lease obligation	(1.4)	(1.3)
Net cash used for financing activities	(23.0)	(23.1)
Net increase (decrease) in cash during period	0.9	(29.5)
Cash balance at beginning of period	87.0	168.1
Cash balance at end of period	$87.9	$138.6

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
OneBeacon is 75.3% owned by White Mountains Insurance Group, Ltd. ("White Mountains"), a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. The Company's headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. OneBeacon has entered into an agreement to sell its building in Canton, Massachusetts, which is presented as held for sale in the March 31, 2015 and December 31, 2014 consolidated balance sheets.
On December 23, 2014, OneBeacon completed the sale of its run-off business to a subsidiary of Armour Group Holdings Limited (“Armour”). See Note 2—"Acquisitions and Dispositions" and Note 15—"Discontinued Operations." The run-off business included the results of OneBeacon's non-specialty commercial lines business and certain other run-off business, including the vast majority of asbestos and environmental reserves, as well as certain purchase accounting adjustments related to the run-off business (the “Runoff Business,” the sale of which is referred to as the “Runoff Transaction”). The Runoff Business has been presented as discontinued operations in the consolidated statements of operations and cash flows for the three months ended March 31, 2015 and 2014. The Runoff Business disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with the Runoff Business. The legal entities included in the sale held an agreed upon level of invested assets and capital at closing.
OneBeacon's reportable segments are Specialty Products, Specialty Industries and Investing, Financing and Corporate. The Specialty Products segment is comprised of ten active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. During the three months ended March 31, 2015, the Company restructured its former Professional Insurance underwriting operating segment into four separate underwriting operating segments: Healthcare, Management Liability, Financial Services and Other Professional Lines.
The Specialty Industries segment is comprised of five active underwriting operating segments, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group.
The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate subsidiaries.
All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows of OneBeacon. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2014 Annual Report on Form 10-K for a complete discussion regarding OneBeacon’s significant accounting policies. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.
Recently Adopted Changes in Accounting Principles
Qualified Affordable Housing Projects
Effective January 1, 2015, OneBeacon adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("QAHP") (ASC 323). ASU 2014-01 allows investors in QAHP to make a policy election to use the proportional amortization method. Under the proportional amortization method, the investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the investment results, net of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

related tax benefits, as a component of income tax expense. Prior to adoption, OneBeacon accounted for its QAHP investment under the equity method and recognized its share of its QAHP investment's losses in investment income. OneBeacon made the policy election to account for its QAHP investment using the proportional amortization method, applied retrospectively. Under the proportional amortization method, the cumulative loss recognized through December 31, 2014 increased by $1.2 million. As a result of the retrospective adoption, OneBeacon's common shareholders equity has been reduced by $0.6 million as of January 1, 2014. In addition, the retrospective adoption resulted in an increase of $0.4 million to net investment income and a net increase of $0.6 million to income tax expense for the three months ended March 31, 2014. Footnote disclosures for prior year amounts have been amended to be consistent with the restated amounts described above.
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the Financial Accounting Standard Board ("FASB") issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASC 205 and ASC 360) to reduce diversity in practice for reporting discontinued operations. ASU 2014-08 limits discontinued operations treatment to disposals that represent a strategic shift and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. OneBeacon has not had any transactions that occurred since ASU 2014-08 became effective on December 15, 2014.
Pushdown Accounting
ASU 2014-17, Pushdown Accounting, a consensus of the FASB Emerging Issues Task Force (ASC 805) became effective upon its issuance on November 18, 2014. The new guidance, which is applicable prospectively, gives an acquired non-public company the option to apply pushdown accounting in its separate company financial statements in the period in which it is acquired in a change of control transaction. Once pushdown accounting has been applied, the election is irreversible. Acquired entities that chose not to apply pushdown accounting at the time of acquisition, may apply pushdown accounting in a subsequent period as a change in accounting principle under ASC 250, Accounting Changes and Error Corrections. OneBeacon has not had any acquisitions since AUS 2014-17 became effective.
Unrecognized Tax Benefits
Effective January 1, 2014, OneBeacon adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new ASU generally requires balance sheet presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward or tax credit carryforward rather than as a liability. This adoption did not have any impact on the Company's financial position, results of operations, cash flows or financial statement presentation.
Recently Issued Accounting Pronouncements
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest (ASC 835) which requires debt issuance costs related to a recognized debt liability to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. OneBeacon does not expect ASU 2015-03 to impact its financial position, results of operations, cash flows, presentation and disclosures.
Amendments to Consolidation Analysis
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (ASC 810) which amends the guidance for determining whether an entity is a variable interest entity ("VIE"). ASU 2015-02 eliminates the separate consolidation guidance for limited partnerships and with it, the presumption that a general partner should consolidate a limited partnership. In addition, ASU 2015-02 changes the guidance for determining if fee arrangements qualify as variable interests and the effect fee arrangements have on the determination of the primary beneficiary. ASU 2015-02 is effective for annual and interim reporting periods beginning after December 15, 2015 and must be applied retrospectively. OneBeacon does not expect ASU 2015-02 to affect the consolidation analysis for any of its existing investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Share-Based Compensation Awards
In June 2014, the FASB issued ASU 2014-12, Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance is intended to eliminate diversity in practice for employee share-based awards containing performance targets that could be achieved after the requisite service period. Some reporting entities account for performance targets that can be achieved after the requisite service period as performance conditions that affect the vesting of the award while other reporting entities treat those performance targets as non-vesting conditions that affect the grant-date fair value of the award. The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. OneBeacon does not expect adoption to have a significant impact on its financial position, results of operations, cash flows, presentation or disclosures.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which modifies the guidance for revenue recognition. The scope of the new ASU excludes insurance contracts but is applicable to certain fee arrangements, such as investment management fees. The Company is in the process of evaluating the new guidance and has not yet determined the potential effect of adoption on its financial position, results of operations, or cash flows. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016.
NOTE 2. Acquisitions and Dispositions
Runoff Business
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies," on December 23, 2014, OneBeacon completed the sale of its Runoff Business to Armour. Prior to the closing of the Runoff Transaction, OneBeacon Insurance Company, one of the entities that was sold upon the closing of the Runoff Transaction and which has since been renamed Bedivere Insurance Company ("Bedivere"), distributed Atlantic Specialty Insurance Company ("ASIC') to its immediate parent, as well as cash and investments such that Bedivere contained the minimum capital on the date of sale pursuant to the stock purchase agreement. In conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. As part of the Runoff Transaction, OneBeacon and Armour entered into a limited Transition Services Agreement (“TSA”), pursuant to which OneBeacon is providing certain transition services to Armour during the term of the TSA, which has an initial term of one year. See Note 15—"Discontinued Operations" for further information regarding activity reported as discontinued operations during the three months ended March 31, 2015 and 2014.
Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company ("Essentia"), an indirect wholly-owned subsidiary which wrote the collector cars and boats business, to Markel Corporation and recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013. During the three months ended March 31, 2015, the Company recognized in net other revenues (expenses) a $3.7 million negative adjustment to the pre-tax gain on sale of Essentia in connection with an assessment from the Michigan Catastrophic Claims Association (MCCA) payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia. As a result of this adjustment, the revised pre-tax gain on sale of Essentia was $19.3 million ($12.5 million after tax).
Except as described above, during the three months ended March 31, 2015 and 2014, there were no significant acquisitions or dispositions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves
Loss and LAE reserve summary
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
($ in millions)	2015	2014
Gross beginning balance	$1,342.2	$1,054.3
Less beginning reinsurance recoverables on unpaid losses	(161.6)	(80.2)
Net beginning loss and LAE reserves	1,180.6	974.1
Loss and LAE incurred relating to:
Current year losses	167.7	150.8
Prior year losses	(1.8)	(1.4)
Total incurred loss and LAE from continuing operations	165.9	149.4
Loss and LAE paid relating to:
Current year losses	(22.1)	(18.3)
Prior year losses	(162.0)	(115.5)
Total loss and LAE payments from continuing operations	(184.1)	(133.8)
Net ending loss and LAE reserves	1,162.4	989.7
Plus ending reinsurance recoverables on unpaid losses	141.6	80.1
Gross ending loss and LAE reserves	$1,304.0	$1,069.8

Loss and LAE development
Loss and LAE development—2015
During the three months ended March 31, 2015, OneBeacon experienced $1.8 million of net favorable loss and LAE reserve development on prior accident year reserves, primarily attributable to favorable development from Crop resulting from the 2014 crop year and favorable development in several other businesses, most notably the ocean marine business within International Marine Underwriters (IMU), Technology, Government Risks, Surety and Specialty Property. This favorable development was mostly offset by unfavorable development in Entertainment driven by several large and small to mid-sized claims and by losses within the Company's inland marine business within IMU resulting from a few large claims.
Loss and LAE development—2014
During the three months ended March 31, 2014, OneBeacon experienced $1.4 million of favorable net loss and LAE reserve development on prior accident year reserves. The development primarily related to the ocean marine business within the IMU underwriting operating segment and the Technology underwriting operating segment.
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
Reinsurance Treaties
The Company's catastrophe reinsurance coverage is discussed in Note 4—"Reinsurance" in the Company's 2014 Annual Report on Form 10-K. Except as discussed below, there have been no material changes to the Company's reinsurance coverage from that reported in the 2014 Annual Report on Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

Effective January 1, 2015, OneBeacon purchased an aggregate stop loss on its multi-peril crop insurance ("MPCI") portfolio for the 2015 crop year, providing 52.0% of coverage in excess of a 98.0% loss ratio on premiums covered by the contract and a separate aggregate stop loss providing 80.0% of coverage in excess of a 100.0% loss ratio on its crop-hail portfolio. OneBeacon also purchased a new quota share reinsurance contract on 30.0% of its MPCI portfolio.
Reinsurance Recoverables
As of March 31, 2015, OneBeacon had reinsurance recoverables on paid losses of $18.2 million and reinsurance recoverables on unpaid losses of $141.6 million. As reinsurance contracts do not relieve OneBeacon of its obligations, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table summarizes Standard & Poor's Financial Services, LLC ("Standard & Poor's") ratings for OneBeacon's reinsurers for its continuing insurance operations, excluding industry pools and associations, based upon reinsurance recoverable amounts on paid and unpaid losses and LAE:

($ in millions) Standard & Poor's Rating(1):	Balance at March 31, 2015	% of total
AA	$57.6	36%
A	79.0	49%
BBB, Not Rated and Other	23.2	15%
Total reinsurance recoverables	$159.8	100%
_______________________________________________________________________________
(1) Standard & Poor's ratings as detailed above are "AA" (Very strong), "A" (Strong) and "BBB" (Adequate).
NOTE 5. Investment Securities
OneBeacon's invested assets are comprised of securities and other investments held for general investment purposes. Refer to the Company's 2014 Annual Report on Form 10-K for a complete discussion.
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
Other investments primarily include surplus notes, private equity funds and hedge funds. OneBeacon measures its investments in private equity funds and hedge funds at fair value with changes therein reported in total revenues as net realized and change in unrealized investment gains. Surplus notes provided in conjunction with the financing of the Runoff Transaction are measured at their estimated fair value based on discounted expected cash flows, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains. Other investments also include an investment in a community reinvestment vehicle which is accounted for at fair value and a tax advantaged federal affordable housing development fund which is accounted for under the proportional amortization method.
Prospector Partners LLC (“Prospector”) is currently the primary manager of OneBeacon's publicly-traded common equity and convertible securities portfolio pursuant to an investment management agreement dated February 25, 2015. The investment management agreements with Prospector will terminate during 2015. As a result, OneBeacon intends to liquidate the Prospector portfolios and redeem the Prospector managed hedge fund during 2015. In the near term, OneBeacon expects to invest the majority of the proceeds in passive equity vehicles.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

OneBeacon's net investment income is comprised primarily of interest income associated with fixed maturity investments, dividend income from its equity investments, and interest income from its short-term investments.
Net investment income for the three months ended March 31, 2015 and 2014 consisted of the following:

	Three months ended March 31,
($ in millions)	2015	2014
Fixed maturity investments	$10.2	$10.3
Common equity securities	1.6	1.7
Convertible fixed maturity investments	—	—
Other investments	0.1	0.1
Gross investment income	11.9	12.1
Less investment expenses	(1.4)	(1.7)
Net investment income, pre-tax	$10.5	$10.4
The composition of net realized investment gains consisted of the following:

	Three months ended March 31,
($ in millions)	2015	2014
Fixed maturity investments	$0.7	$0.8
Common equity securities	9.8	5.4
Convertible fixed maturity investments	—	1.1
Other investments	(1.0)	—
Net realized investment gains, pre-tax	$9.5	$7.3
As of March 31, 2015 and December 31, 2014, OneBeacon reported $39.1 million and $0.5 million, respectively, in accounts payable on unsettled investment purchases and $5.5 million and $7.2 million, respectively, in accounts receivable on unsettled investment sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The net changes in fair value for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31, 2015
($ in millions)	Changes in net unrealized investment gains	Changes in net foreign currency translation gains (losses)	Total net changes in fair value reflected in revenues
Fixed maturity investments	$6.6	$—	$6.6
Common equity securities	(4.4)	(0.1)	(4.5)
Convertible fixed maturity investments	0.4	—	0.4
Other investments	2.2	—	2.2
Net change, pre-tax	$4.8	$(0.1)	$4.7

	Three months ended March 31, 2014
($ in millions)	Changes in net unrealized investment gains	Changes in net foreign currency translation gains (losses)	Total net changes in fair value reflected in revenues
Fixed maturity investments	$4.7	$—	$4.7
Common equity securities	3.1	—	3.1
Convertible fixed maturity investments	0.7	—	0.7
Other investments	3.1	—	3.1
Net change, pre-tax	$11.6	$—	$11.6
The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of March 31, 2015 and December 31, 2014 were as follows:

($ in millions)	March 31, 2015	December 31, 2014
Investment securities:
Gross unrealized investment gains	$109.4	$104.7
Gross unrealized investment losses	(8.8)	(8.9)
Total net unrealized investment gains, pre-tax	100.6	95.8
Income taxes	(28.3)	(26.9)
Total net unrealized investment gains, after tax	$72.3	$68.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency losses and carrying values of OneBeacon's fixed maturity investments as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$38.7	$0.1	$—	$—	$38.8
Debt securities issued by industrial corporations	762.2	14.7	(0.1)	—	776.8
Municipal obligations	64.7	1.5	(0.2)	—	66.0
Asset-backed securities	897.4	3.2	(1.1)	—	899.5
Foreign government obligations	1.0	0.3	—	—	1.3
Preferred stocks	78.3	6.1	—	—	84.4
Total fixed maturity investments	$1,842.3	$25.9	$(1.4)	$—	$1,866.8

	December 31, 2014
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$38.0	$—	$—	$—	$38.0
Debt securities issued by industrial corporations	787.7	11.5	(1.0)	—	798.2
Municipal obligations	62.4	1.4	(0.1)	—	63.7
Asset-backed securities	814.4	1.5	(1.5)	—	814.4
Foreign government obligations	1.0	0.3	—	—	1.3
Preferred stocks	78.3	5.9	—	—	84.2
Total fixed maturity investments	$1,781.8	$20.6	$(2.6)	$—	$1,799.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency losses and carrying values of common equity securities, convertible fixed maturity investments and other investments as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency translation gains (losses)	Carrying value
Common equity securities	$279.7	$37.3	$(4.7)	$(0.3)	$312.0
Convertible fixed maturity investments	4.9	0.4	(0.2)	—	5.1
Other investments	154.5	45.8	(2.5)	—	197.8
Total common equity securities, convertible fixed maturity investments and other investments	$439.1	$83.5	$(7.4)	$(0.3)	$514.9

	December 31, 2014
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency translation gains (losses)	Carrying value
Common equity securities	$283.2	$39.3	$(2.4)	$(0.1)	$320.0
Convertible fixed maturity investments	5.2	—	(0.2)	—	5.0
Other investments	157.7	44.8	(3.7)	—	198.8
Total common equity securities, convertible fixed maturity investments and other investments	$446.1	$84.1	$(6.3)	$(0.1)	$523.8

As of March 31, 2015 and December 31, 2014, the Company held unrestricted collateral from its customers, primarily relating to its surety business, of $93.0 million and $81.0 million, respectively, which is included in cash and invested assets. The obligation to return these funds is classified as funds held under insurance contracts in the consolidated balance sheets.
Fair value measurements
As of March 31, 2015 and December 31, 2014, approximately 89% and 90%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable. As of March 31, 2015 and December 31, 2014, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds. Also classified as Level 3 under the fair value hierarchy are surplus notes which are measured at their estimated fair value based on discounted expected cash flows, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

As of both March 31, 2015 and December 31, 2014, other investments reported at fair value represented approximately 7% of the total investment portfolio and consisted of the following as of March 31, 2015 and December 31, 2014:

($ in millions)	March 31, 2015	December 31, 2014
Hedge funds(1)	$42.9	$42.3
Private equity funds(2)	56.1	60.1
Total hedge funds and private equity funds	99.0	102.4
Surplus notes (par value $101.0)(3)	68.1	65.1
Investment in community reinvestment vehicle	14.4	14.3
Trust certificates	0.1	0.2
Total other investments(4)	$181.6	$182.0
_______________________________________________________________________________

(1)	Consists of 7 hedge funds as of both March 31, 2015 and December 31, 2014.

(2)	Consists of 17 private equity funds as of both March 31, 2015 and December 31, 2014.

(3)	The change in the fair value of the surplus notes during the first quarter of 2015 was due to accretion of the discount and changes in credit spreads and U.S. Treasury rates.

(4)
Excludes the carrying value of $16.2 million and $16.8 million as of March 31, 2015 and December 31, 2014, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

The largest investment in a single hedge fund or private equity fund was $15.7 million and $15.8 million as of March 31, 2015 and December 31, 2014, respectively.
As of March 31, 2015 and December 31, 2014, OneBeacon held one private preferred stock that represented approximately 85% and 84%, respectively, of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following tables summarize the Company's fair value measurements for investments as of March 31, 2015 and December 31, 2014 by level:

($ in millions)	Fair value at March 31, 2015	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$38.8	$38.8	$—	$—
Debt securities issued by corporations:
Consumer	328.1	—	328.1	—
Financial	129.8	—	129.8	—
Industrial	86.2	—	86.2	—
Communications	56.8	—	56.8	—
Energy	54.6	—	54.6	—
Utilities	44.0	—	44.0	—
Basic materials	39.3	—	39.3	—
Technology	38.0	—	38.0	—
Debt securities issued by corporations	776.8	—	776.8	—
Asset-backed securities	899.5	—	871.1	28.4
Preferred stocks	84.4	—	13.0	71.4
Municipal obligations	66.0	—	66.0	—
Foreign government obligations	1.3	0.6	0.7	—
Fixed maturity investments	1,866.8	39.4	1,727.6	99.8
Short-term investments	194.2	193.7	0.5	—
Common equity securities:
Consumer	129.8	129.8	—	—
Financials	73.9	73.9	—	—
Energy	13.3	13.3	—	—
Basic Materials	9.8	9.8	—	—
Utilities	3.6	3.6	—	—
Other	81.6	81.6	—	—
Common equity securities	312.0	312.0	—	—
Convertible fixed maturity investments	5.1	—	5.1	—
Other investments(1)	181.6	—	—	181.6
Total(1)	$2,559.7	$545.1	$1,733.2	$281.4
_______________________________________________________________________________

(1)	Excludes the carrying value of $16.2 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of March 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

($ in millions)	Fair value at December 31, 2014	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$38.0	$38.0	$—	$—
Debt securities issued by corporations:
Consumer	286.8	—	286.8	—
Financial	148.6	—	148.6	—
Industrial	104.8	—	104.8	—
Communications	74.9	—	74.9	—
Basic materials	56.4	—	53.5	2.9
Energy	53.5	—	53.5	—
Utilities	44.2	—	44.2	—
Technology	29.0	—	29.0	—
Debt securities issued by corporations	798.2	—	795.3	2.9
Asset-backed securities	814.4	—	814.4	—
Preferred stocks	84.2	—	13.1	71.1
Municipal obligations	63.7	—	63.7	—
Foreign government obligations	1.3	0.7	0.6	—
Fixed maturity investments	1,799.8	38.7	1,687.1	74.0
Short-term investments	202.2	201.7	0.5	—
Common equity securities:
Consumer	121.7	121.7	—	—
Financials	72.4	72.4	—	—
Energy	15.6	15.6	—	—
Basic Materials	9.9	9.9	—	—
Utilities	5.1	5.1	—	—
Other	95.3	95.3	—	—
Common equity securities	320.0	320.0	—	—
Convertible fixed maturity investments	5.0	—	5.0	—
Other investments(1)	182.0	—	—	182.0
Total(1)	$2,509.0	$560.4	$1,692.6	$256.0
_______________________________________________________________________________

(1)
Excludes the carrying value of $16.8 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the ratings of the corporate debt securities owned by OneBeacon as of March 31, 2015 and December 31, 2014:

($ in millions)	March 31, 2015	December 31, 2014
AA	$46.7	$57.9
A	298.1	328.1
BBB	430.7	409.2
Not rated	1.3	3.0
Debt securities issued by corporations(1)	$776.8	$798.2
_______________________________________________________________________________
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor’s Financial Services LLC (“Standard and Poor’s”) and 2) Moody’s Investor Service (“Moody’s”).
Rollforwards of Fair Value Measurements by Level
The changes in Level 1 fair value measurements for the three months ended March 31, 2015 are as follows:

($ in millions)	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total(1)
Balance at January 1, 2015	$38.7	$320.0	$—	$—	$358.7
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains	0.1	5.4	—	—	5.5
Purchases	36.2	26.2	—	—	62.4
Sales	(35.6)	(39.6)	—	—	(75.2)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2015	$39.4	$312.0	$—	$—	$351.4
_______________________________________________________________________________

(1)	Excludes short-term investments which are deemed to have a Level 1 designation.
The changes in Level 2 fair value measurements for the three months ended March 31, 2015 are as follows:

($ in millions)	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments	Total(1)
Balance at January 1, 2015	$1,687.1	$—	$5.0	$—	$1,692.1
Amortization/accretion	(2.9)	—	—	—	(2.9)
Total net realized and unrealized gains	6.9	—	0.4	—	7.3
Purchases	208.3	—	0.4	—	208.7
Sales	(174.7)	—	(0.7)	—	(175.4)
Transfers in	2.9	—	—	—	2.9
Transfer out	—	—	—	—	—
Balance at March 31, 2015	$1,727.6	$—	$5.1	$—	$1,732.7
_______________________________________________________________________________

(1)	Excludes short-term investments which are deemed to have a Level 2 designation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The changes in Level 3 fair value measurements for the three months ended March 31, 2015 and 2014 are as follows:

($ in millions)	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
Balance at January 1, 2015	$74.0	$—	$—	$182.0	$256.0
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains	0.3	—	—	1.2	1.5
Purchases	28.4	—	—	1.4	29.8
Sales	—	—	—	(3.0)	(3.0)
Transfers in	—	—	—	—	—
Transfers out	(2.9)	—	—	—	(2.9)
Balance at March 31, 2015	$99.8	$—	$—	$181.6	$281.4
_______________________________________________________________________________

(1)	Excludes the carrying value of $16.2 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of March 31, 2015.

($ in millions)	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
Balance at January 1, 2014	$81.9	$0.1	$—	$119.9	$201.9
Amortization/accretion	—	—	—	—	—
Net realized and unrealized gains	0.3	—	—	3.1	3.4
Purchases	7.5	—	—	2.3	9.8
Sales	—	—	—	(1.6)	(1.6)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2014	$89.7	$0.1	$—	$123.7	$213.5
_______________________________________________________________________________

(1)	Excludes the carrying value of $18.5 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of March 31, 2014.
“Transfers out” of Level 3 fixed maturity investments of $2.9 million for the three months ended March 31, 2015 was comprised of one corporate debt security which had been previously classified as a Level 3 measurement and was recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available. There were no “Transfers in” to Level 3 for the three months ended March 31, 2015. There were no “Transfers in” to Level 3 or "Transfers out" of Level 3 for the three months ended March 31, 2014.
Significant Unobservable Inputs
As previously described, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing models and both observable and unobservable inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following summarizes significant unobservable inputs used in estimating the fair value of fixed maturity investments classified within Level 3, other than hedge funds and private equities, as of March 31, 2015. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

Description	Fair Value (in millions)	Rating(2)	Valuation Technique	Unobservable Inputs	Input
Preferred stock(1)	$71.4	N/R	Discounted cash flow	Discount yield	7.135%
Surplus notes:		N/R			11.3%
- Seller priority note	$46.5		Discounted cash flow	Discount rate(3)	9.4%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	10 years
- Pari passu note	$21.6		Discounted cash flow	Discount rate(5)	14.4%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	15 years
Non-agency commercial mortgage-backed securities(1)	$10.3	A-	Broker pricing	Broker quote	N/A
Non-agency residential mortgage-backed securities(1)(6)	$18.1	N/R	Discounted cash flow	Prepayment Default rate Discount spread/swap Loss severity	12 CPR 2.5-8.75 CDR 45-180 bps 50%
_________________________________________________________________________

(1)
As of March 31, 2015, preferred stock consists of one security; non-agency commercial mortgage-backed securities consists of one security; and non-agency residential mortgage-backed securities consists of four securities.

(2)	Credit ratings, if rated, are assigned based on the following hierarchy: 1) Standard & Poor's and 2) Moody's

(3)
Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the seller priority note is roughly equivalent to that of a conventional debt security with a credit rating of ‘B’. The corresponding credit spread increased by an additional 250 bps to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, which was added to the treasury rate to determine the discount rate for the seller priority note.

(4)
For estimated value purposes, the assumption has been made that interest payouts begin in year five and principal repayments begin on a graduated basis in year ten for the seller priority note and year fifteen for the pari passu note.

(5)
Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the pari passu note is roughly equivalent to that of a conventional debt security with a credit rating of ‘CCC’. The corresponding credit spread increased by an additional 250 bps to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, which was added to the treasury rate to determine the discount rate for the seller priority note.

(6)
The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in mortgage backed securities. Generally for bonds priced at a premium, increases in prepayment speeds will result in a lower fair value, while decreases in prepayment speed may result in a higher fair value.

The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
($ in millions)	2015	2014
Fixed maturity investments	$0.3	$0.3
Short-term investments	—	—
Common equity securities	—	—
Convertible fixed maturity investments	—	—
Other investments	2.2	3.1
Total	$2.5	$3.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Asset-backed Securities
OneBeacon purchases commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS") to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency CMBS are generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed rate and floating rate CMBS as of March 31, 2015. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of March 31, 2015, on average less than 1% of the underlying loans were reported as non-performing for both agency and non-agency CMBS held by OneBeacon. OneBeacon did not hold any RMBS categorized as sub-prime as of March 31, 2015. OneBeacon's investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of March 31, 2015. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage-backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of March 31, 2015, OneBeacon held one mortgage-backed security with a market value of $2.3 million that was classified as non-prime. OneBeacon's non-agency RMBS portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, with the exception of $43.7 million of non-agency RMBS resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency RMBS security.
The following table summarizes the carrying value of OneBeacon's asset-backed securities as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
($ in millions)	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$238.0	$238.0	$—	$259.2	$259.2	$—
FNMA	1.7	1.7	—	1.9	1.9	—
FHLMC	—	—	—	—	—	—
Total agency(1)	239.7	239.7	—	261.1	261.1	—
Non-agency:
Residential	94.0	94.0	—	67.4	67.4	—
Commercial	119.0	90.6	28.4	96.7	96.7	—
Total Non-agency	213.0	184.6	28.4	164.1	164.1	—
Total mortgage-backed securities	452.7	424.3	28.4	425.2	425.2	—
Other asset-backed securities:
Credit card receivables	189.3	189.3	—	197.6	197.6	—
Vehicle receivables	209.2	209.2	—	145.8	145.8	—
Other	48.3	48.3	—	45.8	45.8	—
Total other asset-backed securities	446.8	446.8	—	389.2	389.2	—
Total mortgage-backed and asset-backed securities	$899.5	$871.1	$28.4	$814.4	$814.4	$—
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guarantee of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of March 31, 2015 are as follows:

	Fair Value	Security Issuance Year
($ in millions)		2004	2005	2006	2008	2010	2011	2012	2013	2014	2015
Total non-agency RMBS	$94.0	$17.3	$3.7	$4.7	$5.3	$23.1	$17.6	$1.7	$15.2	$5.4	$—
Total non-agency CMBS	119.0	—	—	—	—	6.3	—	8.6	34.8	53.7	15.6
Total non-agency	$213.0	$17.3	$3.7	$4.7	$5.3	$29.4	$17.6	$10.3	$50.0	$59.1	$15.6
Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of March 31, 2015:

($ in millions)	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Prime	$91.7	$24.9	$66.8	$—
Non-prime	2.3	—	2.3	—
Total non-agency RMBS	$94.0	$24.9	$69.1	$—
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

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were junior to other AAA or Aaa securities.
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels of OneBeacon's non-agency CMBS securities are as follows as of March 31, 2015:

($ in millions)	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$66.7	$6.1	$30.3	$30.3
Floating rate CMBS	52.3	—	—	52.3
Total non-agency CMBS	$119.0	$6.1	$30.3	$82.6
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

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were junior to other AAA or Aaa securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Hedge Funds and Private Equity Funds
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
($ in millions)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity	$31.6	$—	$31.2	$—
Long/short credit and distressed	8.5	—	8.4	—
Long/short equity activist	2.7	—	2.6	—
Long bank loan	0.1	—	0.1	—
Total hedge funds	42.9	—	42.3	—
Private equity funds
Energy infrastructure and services	28.9	4.3	33.1	4.8
Multi-sector	14.4	2.1	14.5	2.2
Private equity secondaries	5.3	2.1	5.6	2.0
Healthcare	4.3	0.7	3.1	1.4
Insurance	2.1	0.1	2.1	0.1
Real estate	1.0	0.1	1.7	0.1
Distressed residential real estate	0.1	—	—	—
Total private equity funds	56.1	9.4	60.1	10.6
Total hedge funds and private equity funds	$99.0	$9.4	$102.4	$10.6
Redemptions of investments in certain funds are subject to restrictions including "lock-up" periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the March 31, 2015 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds Notice Period
($ in millions)	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
Redemption frequency
Monthly	$1.8	$—	$—	$—	$1.8
Quarterly	29.8	8.5	—	—	38.3
Annual	—	—	2.7	0.1	2.8
Total hedge funds	$31.6	$8.5	$2.7	$0.1	$42.9
Certain hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of March 31, 2015, $1.0 million of OneBeacon's hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable as of March 31, 2015.
OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. As of March 31, 2015, redemptions of $0.6 million were outstanding and remain subject to market fluctuations. The date at which such redemptions will be received is not determinable at March 31, 2015. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Investments in private equity funds are generally subject to lock-up periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. As of March 31, 2015, investments in private equity funds were subject to lock-up periods as follows:

($ in millions)	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
Private Equity Funds—expected lock-up period remaining	$20.4	$17.3	$18.4	$—	$56.1
See Note 15—"Discontinued Operations" for further disclosures regarding the valuation of the surplus notes provided in conjunction with the financing of the Runoff Transaction.
NOTE 6. Debt
OneBeacon's debt outstanding as of March 31, 2015 and December 31, 2014 consisted of the following:

($ in millions)	March 31, 2015	December 31, 2014
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.3)	(0.3)
Senior unsecured notes, carrying value	$274.7	$274.7
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
Debt Covenants
As of March 31, 2015, OneBeacon was in compliance with all of the covenants under the 2012 Senior Notes.
NOTE 7. Segment Information
The Company has fifteen active underwriting operating segments, which are managed by the chief operating decision maker and are aggregated into two underwriting reportable segments. The two underwriting reportable segments were determined based on the nature of products or services, the production process, the method of distribution and the nature of the regulatory environment. The principal difference between the reportable segments is the type or class of customer.
The Specialty Products reportable segment is comprised of ten active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. During the three months ended March 31, 2015, the Company restructured its former Professional Insurance underwriting operating segment into four separate underwriting operating segments: Healthcare, Management Liability, Financial Services and Other Professional Lines. Additionally, Specialty Products includes the Specialty Property, Environmental, Tuition Reimbursement, Crop, Programs, and Surety underwriting operating segments.
The Specialty Industries reportable segment is comprised of five active underwriting operating segments, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Specialty Industries segment includes the International Marine Underwriters, Technology, Accident, Government Risks, and Entertainment underwriting operating segments.
The Investing, Financing and Corporate reportable segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate subsidiaries, including the 100% quota share reinsurance agreement with Bedivere, which cedes the losses associated with the legacy Runoff Business to Bedivere, one of the transferred entities that was sold as part of the Runoff Transaction and was an indirect wholly-owned subsidiary of Armour beginning on December 23, 2014. There is no net retention of the legacy Runoff Business to OneBeacon.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

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
Substantially all of the Company's revenue is generated from customers located in the United States.
Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
Three months ended March 31, 2015
Earned premiums	$136.1	$150.5	$—	$286.6
Loss and loss adjustment expense	(74.1)	(91.8)	—	(165.9)
Policy acquisition expenses	(22.9)	(28.1)	—	(51.0)
Other underwriting expenses	(25.7)	(30.2)	—	(55.9)
Total underwriting income	13.4	0.4	—	13.8
Net investment income	—	—	10.5	10.5
Net realized and change in unrealized investment gains	—	—	14.2	14.2
Net other revenues (expenses)	—	0.2	(3.3)	(3.1)
General and administrative expenses	—	(0.5)	(3.6)	(4.1)
Interest expense	—	—	(3.2)	(3.2)
Pre-tax income from continuing operations	$13.4	$0.1	$14.6	$28.1

Three months ended March 31, 2014
Earned premiums	$135.4	$141.1	$—	$276.5
Loss and loss adjustment expense	(78.0)	(71.4)	—	(149.4)
Policy acquisition expenses	(21.4)	(25.3)	—	(46.7)
Other underwriting expenses	(22.2)	(27.2)	—	(49.4)
Total underwriting income	13.8	17.2	—	31.0
Net investment income	—	—	10.4	10.4
Net realized and change in unrealized investment gains	—	—	18.9	18.9
Net other revenues	0.1	0.1	0.8	1.0
General and administrative expenses	0.1	(0.5)	(2.9)	(3.3)
Interest expense	—	—	(3.2)	(3.2)
Pre-tax income from continuing operations	$14.0	$16.8	$24.0	$54.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
March 31, 2015
Assets
Total investment securities	$—	$—	$2,575.9	$2,575.9
Premiums receivable	88.4	169.7	—	258.1
Reinsurance recoverables(1)	116.1	24.1	19.6	159.8
Funds held under reinsurance contracts	17.4	—	—	17.4
Deferred acquisition costs	52.3	53.2	—	105.5
Other assets(2)	—	—	472.0	472.0
Total Assets	$274.2	$247.0	$3,067.5	$3,588.7

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$745.4	$539.0	$19.6	$1,304.0
Unearned premiums	303.4	286.9	—	590.3
Funds held under insurance contracts	92.4	—	0.6	93.0
Debt	—	—	274.7	274.7
Other liabilities(2)	—	—	274.6	274.6
Total Liabilities	$1,141.2	$825.9	$569.5	$2,536.6

December 31, 2014
Assets
Total investment securities	$—	$—	$2,525.8	$2,525.8
Premiums receivable	77.7	163.8	—	241.5
Reinsurance recoverables	127.3	22.7	23.8	173.8
Funds held under reinsurance contracts	37.1	—	—	37.1
Deferred acquisition costs	49.7	53.5	—	103.2
Other assets(2)	—	—	496.8	496.8
Total Assets	$291.8	$240.0	$3,046.4	$3,578.2

Liabilities
Unpaid loss and loss adjustment expense reserves	$798.8	$519.6	$23.8	$1,342.2
Unearned premiums	303.6	284.7	—	588.3
Funds held under insurance contracts	81.0	—	—	81.0
Debt	—	—	274.7	274.7
Other liabilities(2)	—	—	242.7	242.7
Total Liabilities	$1,183.4	$804.3	$541.2	$2,528.9
_______________________________________________________________________________

(1)
As described in Note 15—"Discontinued Operations," ASIC has entered into a 100% quota share reinsurance agreement whereby ASIC is ceding to Bedivere 100% of the legacy Runoff Business that was written by ASIC or one of the ongoing entities. As of March 31, 2015 and December 31, 2014, $19.6 million and $23.8 million, respectively, are included in both unpaid loss and loss adjustment expense reserves and reinsurance recoverable included within Investing, Financing, and Corporate.

(2)	Other assets and other liabilities are not separately identifiable at the segment level and have therefore been included within the investing, financing, and corporate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

The following tables provide net written premiums, earned premiums and underwriting ratios for OneBeacon's insurance operations by reportable segment and in total, for the three months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Insurance Operations			Insurance Operations
($ in millions)	Specialty Products	Specialty Industries	Consolidated	Specialty Products	Specialty Industries	Consolidated
Net written premiums	$133.6	$153.5	$287.1	$160.8	$150.3	$311.1
Earned premiums	136.1	150.5	286.6	135.4	141.1	276.5
Underwriting ratios:(1)
Loss and LAE	54.4%	61.0%	57.9%	57.6%	50.6%	54.0%
Expense	35.8	38.7	37.3	32.2	37.2	34.8
Total combined ratio	90.2%	99.7%	95.2%	89.8%	87.8%	88.8%
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
The components of net periodic benefit cost for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
($ in millions)	2015	2014
Service cost	$0.2	$0.1
Interest cost	1.2	1.2
Expected return on plan assets	(2.2)	(2.1)
Amortization of unrecognized loss	0.3	0.1
Net periodic pension income before special termination benefits	(0.5)	(0.7)
Special termination benefits expense(1)	—	0.3
Total net periodic benefit income	$(0.5)	$(0.4)
_______________________________________________________________________________

(1)	Special termination benefits for 2014 represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.
OneBeacon does not expect to make a contribution to its Qualified Plan in 2015. OneBeacon anticipates contributing $2.2 million to the Non-qualified Plan in 2015, for which OneBeacon has assets held in a rabbi trust. During the three months ended March 31, 2015, the Company contributed $0.5 million to the Non-qualified Plan.
In April 2014, the board of managers of the Qualified Plan's plan sponsor, a wholly-owned indirect subsidiary of the Company, voted to terminate the Qualified Plan as of June 30, 2014. The plan sponsor applied for a favorable determination letter from the Internal Revenue Service ("IRS") with respect to the Qualified Plan's tax qualified status at termination and has not received a response as of March 31, 2015. The Company has not yet made a determination if it will proceed with the plan termination and may decide either to revoke the plan termination or to proceed. If the plan termination does proceed upon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

receiving the determination letter from the IRS, OneBeacon does not expect the impact to be material on the Company's financial position.
NOTE 9. Employee Share-Based Incentive Compensation Plans
OneBeacon's share-based compensation plans include performance shares, restricted shares and restricted stock units, which are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. Performance shares and restricted stock units are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OneBeacon's deferred compensation plan. Restricted shares vest either annually in equal installments over the specified service period or cliff-vest in full after the 3-year service period, depending on the award. OneBeacon expenses the full cost of all its share-based compensation over the requisite service period. The Company recognized expense related to its share-based compensation plans of $0.9 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively.
Performance Shares
The following summarizes performance share activity for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015		2014
($ in millions)	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
Beginning of period	517,470	$3.4	493,421	$4.0
Payments and deferrals	(181,290)	(1.5)	(142,138)	(1.0)
New awards	154,887	—	165,800	—
Forfeitures and net change in assumed forfeitures	(28,920)	—	(4,145)	—
Expense recognized	—	0.2	—	0.6
End of period	462,147	$2.1	512,938	$3.6
_______________________________________________________________________________

(1)
Performance share payments in 2015 for the 2012-2014 performance cycle were based upon a performance factor of 45.7%. Performance share payments in 2014 for the 2011-2013 performance cycle were based upon a performance factor of 37.1%.

The following summarizes performance shares outstanding and accrued performance share expense at March 31, 2015 for each performance cycle:

($ in millions)	Target OB Performance Shares outstanding	Accrued expense
Performance cycle:
2013 - 2015	167,300	$1.4
2014 - 2016	151,810	0.5
2015 - 2017	154,887	0.2
Subtotal	473,997	2.1
Assumed forfeitures	(11,850)	—
Total at March 31, 2015	462,147	$2.1
If 100% of the outstanding performance shares had been vested on March 31, 2015, the total additional compensation cost to be recognized would have been $3.3 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) at March 31, 2015.
All performance shares earned and paid were settled in cash or by deferral into OneBeacon's deferred compensation plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

Restricted Shares
On February 24, 2015, OneBeacon issued to certain employees 75,950 shares of restricted stock having a grant date fair value of $1.1 million, which are scheduled to vest in full on January 1, 2018.
On March 1, 2012, OneBeacon issued shares of restricted stock to certain employees. Of these restricted shares, 142,500 restricted shares vested on February 28, 2014 and the remaining 138,500 restricted shares vested on February 28, 2015.
On May 25, 2011, OneBeacon issued to its CEO 630,000 shares of restricted stock, of which 157,500 restricted shares vested on February 22, 2014, 157,500 restricted shares vested on February 22, 2015, and the remaining 315,000 restricted shares are scheduled to vest in equal installments on February 22, 2016 and 2017.
The restricted shares contain dividend participation features and therefore are considered participating securities.
The following summarizes restricted shares activity for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015		2014
($ in millions)	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Beginning of period	612,500	$3.5	915,000	$6.5
New awards	75,950	1.1	—	—
Forfeitures	(1,500)	—	(2,500)	—
Vested	(296,000)	—	(300,000)	—
Expense recognized	—	(0.6)	—	(0.8)
End of period	390,950	$4.0	612,500	$5.7
Restricted shares that vested during the three months ended March 31, 2015 and 2014 had a grant date fair value of $4.3 million for each period. As of March 31, 2015, unrecognized compensation expense of $4.0 million related to restricted stock awards is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units
On February 24, 2015, the Compensation Committee awarded to certain employees 207,848 restricted stock units ("RSUs"), of which 205,319 remained outstanding as of March 31, 2015. The RSUs are scheduled to vest in full on January 1, 2018, at which time the RSUs will be paid out in cash or shares at the discretion of the Compensation Committee. The expense associated with the RSUs, which is being recognized over the vesting period, was $0.1 million for the three months ended March 31, 2015.
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
OneBeacon's income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2015 and 2014, represented net effective tax rates of 12.1% and 13.0%, respectively. The effective tax rates for the three months ended March 31, 2015 and 2014, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate. Additionally, the rate for the three months ended March 31, 2014 was impacted by a $5.0 million favorable settlement of the 2005-2006 IRS exam, as noted below. For the three months ended March 31, 2015 and 2014, the effective tax rate on non-U.S. income was 1.2% and 1.3%, respectively.
In arriving at the effective tax rate for the three months ended March 31, 2015 and 2014, OneBeacon forecasted all income and expense items including the realized and change in unrealized investment gains for the years ending December 31, 2015 and 2014, and included these gains in the effective tax rate calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. Income Taxes

OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2007. On February 14, 2014, OneBeacon received Form 870-AD (Offer to Waive Restrictions on Assessment and Collection Tax Deficiency and to Accept Over assessment) from the IRS Appeals Office relating to the examination of tax years 2005 and 2006. All disputed items have been agreed and resolved with the Joint Committee. OneBeacon recorded a tax benefit of $5.0 million in the first quarter of 2014 relating to the settlement of the IRS examination for tax years 2005 and 2006.
On July 28, 2011, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2007, 2008 and 2009. On July 17, 2013, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $73.8 million. However, $60.2 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority. OneBeacon disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. An estimate of the range of potential outcomes cannot be made at this time. When ultimately settled, OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.
On September 5, 2013, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2010, 2011 and 2012. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.
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
As of March 31, 2015 and December 31, 2014, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $291.5 million and $286.0 million, respectively, which compared to a carrying value of $274.7 million as of both March 31, 2015 and December 31, 2014. The fair value measurement of the 2012 Senior Notes is classified as Level 2 in the valuation hierarchy.
NOTE 12. Legal Contingencies
OneBeacon, and the insurance and reinsurance industry in general, is routinely subject to claims related litigation and arbitration in the normal course of business, as well as litigation and arbitration that does not arise from, or directly relate to, claims activity. OneBeacon's estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE. See Note 3—"Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves."
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
The following summarizes significant ongoing non-claims related litigation or arbitration as of March 31, 2015:
Runoff Transaction
Subsequent to the closing of the Runoff Transaction, on January 22, 2015, three holders of insurance policies issued by the companies the Company sold to Armour in the Runoff Transaction filed a Petition for Review with the Commonwealth Court of Pennsylvania ("Commonwealth Court") requesting that the Commonwealth Court vacate the Pennsylvania Insurance Department’s ("Department") orders approving the Runoff Transaction and denying their right to intervene in the Department’s regulatory review of the Runoff Transaction. The Company believes the claims made by the petitioners are without merit and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Legal Contingencies

has intervened in the proceedings before the Commonwealth Court to vigorously defend the propriety of the Department’s orders in their entirety. The Company believes that the possibility is remote that these proceedings could result in an adverse outcome or have a material financial impact on the Company’s financial position in the future.
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
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of March 31, 2015, as the amount of loss, if any, cannot be reasonably estimated.

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
The following table outlines the Company's computation of earnings per share for net income from continuing operations attributable to OneBeacon's common shareholders for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Earnings attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders	$24.2	$47.3
Allocation of income for participating unvested restricted common shares	(0.1)	(0.4)
Dividends paid on participating restricted common shares	(0.1)	(0.1)
Total allocation to restricted common shares	(0.2)	(0.5)
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$24.0	$46.8

Undistributed net earnings (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$24.0	$46.8
Dividends paid, net of restricted common share amounts	(19.9)	(19.9)
Total undistributed net earnings, net of restricted common share amounts	$4.1	$26.9

Earnings per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.3	95.4
Weighted average unvested restricted common shares(1)	(0.5)	(0.8)
Basic and diluted earnings per share denominator	94.8	94.6

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income from continuing operations attributable to OneBeacon's common shareholders	$0.25	$0.50
Dividends declared and paid	(0.21)	(0.21)
Undistributed earnings	$0.04	$0.29
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.
Basic and diluted income per share amounts for discontinued operations are included in Note 15—"Discontinued Operations."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the three months ended March 31, 2015 and 2014, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million as of March 31, 2015.
During the three months ended March 31, 2015 and 2014, the Company repurchased 112,051 and 106,366 common shares, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.
Dividends on Common Shares
During the three months ended March 31, 2015 and 2014, the Company declared and paid cash dividends to OneBeacon shareholders of $20.0 million, or $0.21 per common share, for each period.
Accumulated Other Comprehensive Income
The Company recorded the following changes to accumulated other comprehensive income for net increases in net benefit plan assets and obligations during the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
($ in millions)	2015	2014
Net change in benefit plan assets and obligations	$0.3	$0.1
Income tax expense	(0.1)	(0.1)
Net change in benefit plan assets and obligations, net of tax	$0.2	$—
NOTE 15. Discontinued Operations
Runoff Business
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" and Note 2—"Acquisitions and Dispositions," on December 23, 2014, OneBeacon completed the sale of its Runoff Business to Armour. Prior to the closing of the Runoff Transaction, Bedivere distributed ASIC to its immediate parent, as well as cash and investments such that Bedivere contained the minimum capital on the date of sale pursuant to the stock purchase agreement. In conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. These notes are included in other investments on OneBeacon's consolidated balance sheet as of March 31, 2015 and December 31, 2014 and had a fair value of $68.1 million and $65.1 million, respectively (see Note 5—"Investment Securities" for further disclosures regarding these surplus notes).
The vast majority of the gross and net run-off unpaid loss and LAE reserves were included in the entities that were transferred to Armour. As of March 31, 2015 and December 31, 2014, gross loss and LAE reserves of $19.6 million and $23.8 million, respectively, related to the Runoff Business were ceded to Bedivere, an indirect wholly-owned subsidiary of Armour beginning December 23, 2014, by way of a 100% quota share agreement with ASIC.
Summary of Results of Operations
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three months ended March 31,
($ in millions)	2015	2014
Net written premiums	$—	$(0.1)
Revenues
Earned premiums	$—	$(0.1)
Other revenues (expenses)	(0.1)	—
Total revenues	(0.1)	(0.1)
Expenses
Other underwriting expenses	—	0.7
Total expenses	—	0.7
Pre-tax loss	(0.1)	(0.8)
Income tax benefit	—	0.3
Loss from discontinued operations, net of tax	(0.1)	(0.5)
The loss from sale of discontinued operations is subject to post-closing adjustments related to the true-up of the final closing balance sheet. Armour has presented its proposed final closing deliverables pursuant to the stock purchase agreement, and OneBeacon is in the process of reviewing and responding.
The loss from discontinued operations, net of tax, of $0.1 million for the three months ended March 31, 2015, was the result of post-closing expenses incurred in connection with the Runoff Business. The loss from discontinued operations, net of tax, was $0.5 million for the three months ended March 31, 2014, which was substantially a result of non-claims expenses related to the Runoff Business, including dedicated staff.
OneBeacon made loss and LAE payments of $11.1 million for the three months ended March 31, 2014, and made no such payments for the three months ended March 31, 2015.

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
The following table outlines the computation of loss per share for discontinued operations attributable to OneBeacon's common shareholders for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Loss attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net loss from discontinued operations attributable to OneBeacon's common shareholders	$(0.1)	$(0.5)
Allocation of loss for participating unvested restricted common shares	—	—
Net loss from discontinued operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$(0.1)	$(0.5)

Loss per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.3	95.4
Weighted average unvested restricted common shares(1)	(0.5)	(0.8)
Basic and diluted loss per share denominator	94.8	94.6

Loss per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Loss from discontinued operations attributable to OneBeacon's common shareholders per share	$—	$(0.01)
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH. The following tables present OneBeacon's consolidating balance sheets as of March 31, 2015 and December 31, 2014 and statements of operations and comprehensive income for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet As of March 31, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,866.8	$—	$—	$1,866.8
Short-term investments, at amortized cost (which approximates fair value)	18.3	174.4	1.5	—	194.2
Common equity securities, at fair value	—	312.0	—	—	312.0
Convertible fixed maturity investments, at fair value	—	5.1	—	—	5.1
Other investments	—	197.8	—	—	197.8
Total investment securities	18.3	2,556.1	1.5	—	2,575.9
Cash	—	87.7	0.2	—	87.9
Reinsurance recoverables	—	159.8	—	—	159.8
Premiums receivable	—	258.1	—	—	258.1
Funds held under reinsurance contracts	—	17.4	—	—	17.4
Deferred acquisition costs	—	105.5	—	—	105.5
Net deferred tax asset	—	131.2	—	—	131.2
Investment income accrued	—	9.2	—	—	9.2
Accounts receivable on unsettled investment sales	—	5.5	—	—	5.5
Investments in subsidiaries	1,033.0	—	1,064.7	(2,097.7)	—
Other assets	0.1	175.8	4.2	0.1	180.2
Assets held for sale	—	58.0	—	—	58.0
Total assets	$1,051.4	$3,564.3	$1,070.6	$(2,097.6)	$3,588.7
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,304.0	$—	$—	$1,304.0
Unearned premiums	—	590.3	—	—	590.3
Funds held under insurance contracts	—	93.0	—	—	93.0
Debt	—	—	274.7	—	274.7
Accounts payable on unsettled investment purchases	—	39.1	—	—	39.1
Other liabilities	2.3	223.9	9.3	—	235.5
Total liabilities	2.3	2,250.3	284.0	—	2,536.6
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,049.1	1,311.0	786.6	(2,097.6)	1,049.1
Total noncontrolling interests	—	3.0	—	—	3.0
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,049.1	1,314.0	786.6	(2,097.6)	1,052.1
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,051.4	$3,564.3	$1,070.6	$(2,097.6)	$3,588.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Balance Sheet As of December 31, 2014 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,799.8	$—	$—	$1,799.8
Short-term investments, at amortized cost (which approximates fair value)	18.4	182.5	1.3	—	202.2
Common equity securities, at fair value	—	320.0	—	—	320.0
Convertible fixed maturity investments, at fair value	—	5.0	—	—	5.0
Other investments	—	198.8	—	—	198.8
Total investment securities	18.4	2,506.1	1.3	—	2,525.8
Cash	—	87.0	—	—	87.0
Reinsurance recoverables	—	173.8	—	—	173.8
Premiums receivable	—	241.5	—	—	241.5
Funds held under reinsurance contracts	—	37.1	—	—	37.1
Deferred acquisition costs	—	103.2	—		103.2
Net deferred tax asset	—	131.7	—	0.1	131.8
Investment income accrued	—	10.0	—	—	10.0
Accounts receivable on unsettled investment sales	—	7.2	—	—	7.2
Investments in subsidiaries	1,027.4	—	1,053.0	(2,080.4)	—
Other assets	0.3	198.0	4.4	—	202.7
Assets held for sale	—	58.1	—	—	58.1
Total assets	$1,046.1	$3,553.7	$1,058.7	$(2,080.3)	$3,578.2
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,342.2	$—	$—	$1,342.2
Unearned premiums	—	588.3	—	—	588.3
Funds held under insurance contracts	—	81.0	—	—	81.0
Debt	—	—	274.7	—	274.7
Accounts payable on unsettled investment purchases	—	0.5	—	—	0.5
Other liabilities	0.3	234.8	7.1	—	242.2
Total liabilities	0.3	2,246.8	281.8	—	2,528.9
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,045.8	1,303.4	776.9	(2,080.3)	1,045.8
Total noncontrolling interests	—	3.5	—	—	3.5
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,045.8	1,306.9	776.9	(2,080.3)	1,049.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,046.1	$3,553.7	$1,058.7	$(2,080.3)	$3,578.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Three months ended March 31, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$286.6	$—	$—	$286.6
Net investment income	—	10.5	—	—	10.5
Net realized and change in unrealized investment gains	—	14.2	—	—	14.2
Net other revenues (expenses)	—	(3.1)	—	—	(3.1)
Total revenues	—	308.2	—	—	308.2
Expenses
Loss and loss adjustment expenses	—	165.9	—	—	165.9
Policy acquisition expenses	—	51.0	—	—	51.0
Other underwriting expenses	—	55.9	—	—	55.9
General and administrative expenses	1.3	2.7	0.1	—	4.1
Interest expense	—	—	3.2	—	3.2
Total expenses	1.3	275.5	3.3	—	280.1
Pre-tax income (loss) from continuing operations	(1.3)	32.7	(3.3)	—	28.1
Income tax (expense) benefit	—	(4.8)	1.4	—	(3.4)
Net income (loss) from continuing operations	(1.3)	27.9	(1.9)	—	24.7
Loss from discontinued operations, net of tax	—	(0.1)	—	—	(0.1)
Income (loss) before equity in earnings of unconsolidated affiliates	(1.3)	27.8	(1.9)	—	24.6
Equity in earnings of subsidiaries, net of tax	25.4	—	12.6	(38.0)	—
Net income including noncontrolling interests	24.1	27.8	10.7	(38.0)	24.6
Less: Net income attributable to noncontrolling interests	—	(0.5)	—	—	(0.5)
Net income attributable to OneBeacon's common shareholders	24.1	27.3	10.7	(38.0)	24.1
Other comprehensive income, net of tax	0.2	—	0.2	(0.2)	0.2
Comprehensive income attributable to OneBeacon's common shareholders	$24.3	$27.3	$10.9	$(38.2)	$24.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Three months ended March 31, 2014 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$276.5	$—	$—	$276.5
Net investment income	—	10.7	—	(0.3)	10.4
Net realized and change in unrealized investment gains	—	19.4	—	(0.5)	18.9
Net other revenues	—	1.0	—	—	1.0
Total revenues	—	307.6	—	(0.8)	306.8
Expenses
Loss and loss adjustment expenses	—	149.4	—	—	149.4
Policy acquisition expenses	—	46.7	—	—	46.7
Other underwriting expenses	—	49.4	—	—	49.4
General and administrative expenses	1.6	1.6	0.1	—	3.3
Interest expense	—	—	3.5	(0.3)	3.2
Total expenses	1.6	247.1	3.6	(0.3)	252.0
Pre-tax income (loss) from continuing operations	(1.6)	60.5	(3.6)	(0.5)	54.8
Income tax (expense) benefit	—	(8.9)	1.6	0.2	(7.1)
Net income (loss) from continuing operations	(1.6)	51.6	(2.0)	(0.3)	47.7
Loss from discontinued operations, net of tax	—	(0.5)	—	—	(0.5)
Net income (loss) before equity in earnings of unconsolidated affiliates	(1.6)	51.1	(2.0)	(0.3)	47.2
Equity in earnings of subsidiaries, net of tax	48.4	—	41.1	(89.5)	—
Net income including noncontrolling interests	46.8	51.1	39.1	(89.8)	47.2
Less: Net income attributable to noncontrolling interests	—	(0.4)	—	—	(0.4)
Net income attributable to OneBeacon's common shareholders	46.8	50.7	39.1	(89.8)	46.8
Other comprehensive income, net of tax	—	—	—	—	—
Comprehensive income attributable to OneBeacon's common shareholders	$46.8	$50.7	$39.1	$(89.8)	$46.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows Three months ended March 31, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Cash flows from operations:
Net income including noncontrolling interests	$24.1	$27.8	$10.7	$(38.0)	$24.6
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(25.4)	—	(12.6)	38.0	—
Net loss from discontinued operations	—	0.1	—	—	0.1
Net realized and change in unrealized investment gains	—	(14.2)	—	—	(14.2)
Net adjustment to gain on sale of business	—	3.7	—	—	3.7
Deferred income tax expense	—	0.5	—	—	0.5
Dividends received from subsidiaries	20.0	—	—	(20.0)	—
Other operating items:
Net change in loss and LAE reserves	—	(38.2)	—	—	(38.2)
Net change in unearned premiums	—	2.0	—	—	2.0
Net change in premiums receivable	—	(16.6)	—	—	(16.6)
Net change in reinsurance recoverables on paid and unpaid losses	—	14.0	—	—	14.0
Net change in funds held under reinsurance contracts	—	19.7	—	—	19.7
Net change in funds held under insurance contracts	—	12.0	—	—	12.0
Net change in other assets and liabilities	2.8	10.7	2.3	—	15.8
Net cash provided from operations—continuing operations	21.5	21.5	0.4	(20.0)	23.4
Net cash used for operations—discontinued operations	—	(0.1)	—	—	(0.1)
Net cash provided from operations	21.5	21.4	0.4	(20.0)	23.3
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	0.1	8.1	(0.2)	—	8.0
Maturities of fixed maturity investments	—	32.9	—	—	32.9
Sales of fixed maturity investments	—	177.6	—	—	177.6
Sales of common equity securities	—	39.6	—	—	39.6
Sales of convertible fixed maturity investments	—	0.7	—	—	0.7
Return of capital and distributions of other investments	—	3.0	—	—	3.0
Purchases of fixed maturity investments	—	(273.0)	—	—	(273.0)
Purchases of common equity securities	—	(26.2)	—	—	(26.2)
Purchases of convertible fixed maturity investments	—	(0.5)	—	—	(0.5)
Contributions for other investments	—	(1.4)	—	—	(1.4)
Net change in unsettled investment purchases and sales	—	40.3	—	—	40.3
Net acquisitions of property and equipment	—	(0.4)	—	—	(0.4)
Net cash provided from (used for) investing activities	0.1	0.7	(0.2)	—	0.6
Cash flows from financing activities:
Cash dividends paid to common shareholders	(20.0)	—	—	—	(20.0)
Cash dividends paid to parent	—	(20.0)	—	20.0	—
Repurchases and retirements of common stock	(1.6)	—	—	—	(1.6)
Payments on capital lease obligation	—	(1.4)	—	—	(1.4)
Net cash used for financing activities	(21.6)	(21.4)	—	20.0	(23.0)
Net increase in cash during period	—	0.7	0.2	—	0.9
Cash balance at beginning of period	—	87.0	—	—	87.0
Cash balance at end of period	$—	$87.7	$0.2	$—	$87.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows Three months ended March 31, 2014 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Cash flows from operations:
Net income including noncontrolling interests	$46.8	$51.1	$39.1	$(89.8)	$47.2
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(48.4)	—	(41.1)	89.5	—
Net loss from discontinued operations	—	0.5	—	—	0.5
Net realized and change in unrealized investment gains	—	(19.4)	—	0.5	(18.9)
Deferred income tax expense	—	11.1	—	(0.2)	10.9
Dividends received from subsidiaries	10.0	—	5.0	(15.0)	—
Other operating items:
Net change in loss and LAE reserves	—	15.5	—	—	15.5
Net change in unearned premiums	—	37.3	—	—	37.3
Net change in premiums receivable	—	(21.0)	—	—	(21.0)
Net change in reinsurance recoverables on paid and unpaid losses	—	6.8	—	—	6.8
Net change in funds held under reinsurance contracts	—	(12.1)	—	—	(12.1)
Net change in funds held under insurance contracts	—	1.0	—	—	1.0
Net change in other assets and liabilities	2.4	(52.4)	1.8	—	(48.2)
Net cash provided from operations—continuing operations	10.8	18.4	4.8	(15.0)	19.0
Net cash used for operations—discontinued operations	—	(14.6)	—	—	(14.6)
Net cash provided from operations	10.8	3.8	4.8	(15.0)	4.4
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	11.0	(3.3)	(3.4)	—	4.3
Maturities of fixed maturity investments	—	115.7	—	—	115.7
Sales of fixed maturity investments	—	324.5	0.1	—	324.6
Sales of common equity securities	—	24.3	—	—	24.3
Sales of convertible fixed maturity investments	—	9.8	(3.0)	—	6.8
Return of capital and distributions of other investments	—	1.6	—	—	1.6
Purchases of fixed maturity investments	—	(466.0)	—	—	(466.0)
Purchases of common equity securities	—	(26.0)	—	—	(26.0)
Purchases of convertible fixed maturity investments	—	(3.8)	—	—	(3.8)
Contributions for other investments	—	(2.3)	—	—	(2.3)
Net change in unsettled investment purchases and sales	—	10.6	—	—	10.6
Net acquisitions of property and equipment	—	(0.6)	—	—	(0.6)
Net cash provided from (used for) investing activities	11.0	(15.5)	(6.3)	—	(10.8)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(20.0)	—	—	—	(20.0)
Cash dividends paid to parent	—	(15.0)	—	15.0	—
Repurchases and retirements of common stock	(1.8)	—	—	—	(1.8)
Payments on capital lease obligation	—	(1.3)	—	—	(1.3)
Net cash used for financing activities	(21.8)	(16.3)	—	15.0	(23.1)
Net increase in cash during period	—	(28.0)	(1.5)	—	(29.5)
Cash balance at beginning of period	—	166.6	1.5	—	168.1
Cash balance at end of period	$—	$138.6	$—	$—	$138.6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 57 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
Overview—Three months ended March 31, 2015 versus three months ended March 31, 2014
We ended the first quarter of 2015 with a book value per share of $11.01, reflecting a 2.3% increase, including a quarterly dividend of $0.21 per share, for the three months ended March 31, 2015.
Net income attributable to OneBeacon's common shareholders was $24.1 million for the first quarter of 2015, compared to $46.8 million for the first quarter of 2014. Pre-tax underwriting income was $13.8 million for the first quarter of 2015, reflecting a combined ratio of 95.2%, compared to pre-tax underwriting income of $31.0 million for the first quarter of 2014, reflecting a combined ratio of 88.8%. Pre-tax net investment results were $24.7 million for the first quarter of 2015, representing a 1.0% total return on average invested assets, compared to $29.3 million for the first quarter of 2014, representing a 1.2% total return on average invested assets.
Our net income for the three months ended March 31, 2015 was adversely impacted by a $3.7 million negative adjustment to the pre-tax gain on the sale of Essentia Insurance Company (Essentia) in connection with an assessment from the Michigan Catastrophic Claims Association (MCCA) payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia. OneBeacon previously recognized a pre-tax gain of $23.0 million on its sale of Essentia, an indirect wholly-owned subsidiary which wrote legacy collector cars and boats business, to Markel Corporation during the first quarter of 2013. As a result of this adjustment, the revised pre-tax gain on sale of Essentia was $19.3 million ($12.5 million after tax).
In the comparative prior year period, our net income included a $5.0 million tax benefit resulting from the settlement of an IRS examination for tax years 2005 and 2006.
Book Value Per Share
The following table presents our book value per share:

(in millions except per share amounts)	March 31, 2015	December 31, 2014	March 31, 2014
Numerator
OneBeacon's common shareholders' equity	$1,049.1	$1,045.8	$1,129.5
Denominator
Common shares outstanding(1)	95.3	95.3	95.3
Book value per share(1)	$11.01	$10.97	$11.85

Dividends paid per share, year-to-date	$0.21	$0.84	$0.21
_______________________________________________________________________________

(1)	Common shares outstanding includes unvested restricted shares.

Results of Operations
Review of Consolidated Results
A summary of our consolidated financial results for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
($ in millions)	2015	2014
Net written premiums	$287.1	$311.1
Revenues
Earned premiums	$286.6	$276.5
Net investment income	10.5	10.4
Net realized and change in unrealized investment gains	14.2	18.9
Net other revenues (expenses)	(3.1)	1.0
Total revenues	308.2	306.8
Expenses
Loss and loss adjustment expense (LAE)	165.9	149.4
Policy acquisition expenses	51.0	46.7
Other underwriting expenses	55.9	49.4
General and administrative expenses	4.1	3.3
Interest expense	3.2	3.2
Total expenses	280.1	252.0
Pre-tax income from continuing operations	28.1	54.8
Income tax expense	(3.4)	(7.1)
Net income from continuing operations	24.7	47.7
Loss from discontinued operations, net of tax	(0.1)	(0.5)
Net income including noncontrolling interests	24.6	47.2
Less: Net income attributable to noncontrolling interests	(0.5)	(0.4)
Net income attributable to OneBeacon's common shareholders	24.1	46.8
Other comprehensive income, net of tax	0.2	—
Comprehensive income attributable to OneBeacon's common shareholders	$24.3	$46.8
A summary of our consolidated underwriting income and pre-tax income from continuing operations is as follows:

	Three months ended March 31,
($ in millions)	2015	2014
Earned premiums	$286.6	$276.5
Loss and LAE	(165.9)	(149.4)
Policy acquisition expenses	(51.0)	(46.7)
Other underwriting expenses	(55.9)	(49.4)
Pre-tax underwriting income	13.8	31.0
Net investment income	10.5	10.4
Net realized and change in unrealized investment gains	14.2	18.9
Net other revenues (expenses)	(3.1)	1.0
General and administrative expenses	(4.1)	(3.3)
Interest expense	(3.2)	(3.2)
Pre-tax income from continuing operations	$28.1	$54.8

The following table provides our consolidated underwriting ratios for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Underwriting ratios:
Loss and LAE	57.9%	54.0%
Expense	37.3	34.8
Total combined ratio	95.2%	88.8%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended March 31,
(Favorable) unfavorable impact	2015	2014
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	2.0 pts	1.0 pts
Prior year loss reserve development	(0.6) pts	(0.6) pts
Consolidated Results—Three months ended March 31, 2015 versus three months ended March 31, 2014
Our first quarter 2015 comprehensive income attributable to OneBeacon's common shareholders of $24.3 million decreased $22.5 million compared to the first quarter of 2014, with the change driven primarily by decreases of $17.2 million in pre-tax underwriting income and $4.6 million in pre-tax investment results, as well as a $4.1 million unfavorable change in other revenues (expenses), partially offset by a $3.7 million favorable change in income taxes.
Our total revenues of $308.2 million for the first quarter of 2015 increased $1.4 million from $306.8 million for the 2014 period, due primarily to an increase in earned premiums of $10.1 million, or 3.7%, driven primarily by increased earned premiums in our newer underwriting operating segments. The increase in total revenues from growth in earned premiums was partially offset by a decrease of $4.6 million in pre-tax investment results compared to the first quarter of 2014 and an unfavorable change in other revenues (expenses) of $4.1 million, driven by a $3.7 million negative adjustment on the gain on the sale of Essentia in connection with the assessment from the MCCA payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia. Total expenses increased to $280.1 million for the first quarter of 2015 from $252.0 million for the comparative 2014 period, driven by factors discussed below in "Underwriting Results."
Written Premiums
Consolidated net written premiums were $287.1 million in the first quarter of 2015, a decrease of 7.7% from the comparative prior year period. The decrease of 7.7% reflects the exit from our lawyers liability business ($10.4 million), the termination of an affiliated reinsurance treaty ($7.0 million), and the implementation of an earlier cutoff date for recording spring crop premiums ($12.1 million). The remaining increase after consideration of these items was driven by our newer Programs and Surety businesses.
Underwriting Results
Our pre-tax underwriting income was $13.8 million for the first quarter of 2015, compared to pre-tax underwriting income of $31.0 million for the first quarter of 2014.
Our combined ratio for the first quarter of 2015 of 95.2% reflected a 57.9% loss and LAE ratio and a 37.3% expense ratio, which compared to a combined ratio for the first quarter of 2014 of 88.8%, consisting of a 54.0% loss and LAE ratio and a 34.8% expense ratio.
The 3.9 point increase in the loss and LAE ratio was comprised of a 2.9 point increase in current accident year non-catastrophe losses and a 1.0 point increase in catastrophe losses. Current accident year non-catastrophe losses for the first quarter of 2015 were $162.1 million, or 56.5 points, compared to $148.0 million, or 53.6 points, for the 2014 period, reflecting an increase in that provision. Net favorable prior year loss and LAE reserve development was $1.8 million, or 0.6 points, for the first quarter of 2015, driven by favorable development from Crop resulting from the 2014 crop year and favorable development in several other businesses, most notably the ocean marine business within International Marine Underwriters (IMU), Technology, Government Risks, Surety and Specialty Property. This favorable development was mostly offset by unfavorable development in Entertainment driven by large and small to mid-sized claims and by our inland marine business within IMU resulting from a few large claims. This compared to $1.4 million, or 0.6 points, of net favorable loss reserve development for the first quarter of 2014, driven by favorable development in Technology and IMU. Catastrophe losses were

$5.6 million, or 2.0 points, for the first quarter of 2015, primarily resulting from winter storms in the northeastern United States, compared to $2.8 million, or 1.0 point, for the first quarter of 2014, primarily resulting from ice and snow storms in the midwestern and northeastern United States, as well as storms in Oklahoma.
The expense ratio increased 2.5 points to 37.3% for the first quarter of 2015, compared to the first quarter of 2014, with the increase driven by the prior year benefiting from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014, and separation costs associated with senior management restructuring incurred in the current year quarter.
Investments
Net investment income increased slightly to $10.5 million for the first quarter of 2015, compared to $10.4 million for the first quarter of 2014. Net realized and change in unrealized investment gains decreased to $14.2 million, compared to $18.9 million in the first quarter of 2014, resulting from a decreased return in the first quarter of 2015 in the common equity securities portfolio driven by lower relative equity market returns, partially offset by a favorable valuation adjustment of $3.0 million on the surplus notes issued to OneBeacon by one of the entities that were sold upon the closing of the Runoff Transaction.
Other Revenues (Expenses)
The $4.1 million unfavorable change in other revenues (expenses) for the first quarter of 2015, compared to the first quarter of 2014, was driven by the $3.7 million negative adjustment to the pre-tax gain on the sale of Essentia in connection with the assessment from the MCCA payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia.
Income Taxes
Our income tax expense related to pre-tax income from continuing operations for the three months ended March 31, 2015 and 2014 represented net effective tax rates of 12.1% and 13.0%, respectively. The effective tax rates for the three months ended March 31, 2015 and 2014, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate and, for the 2014 period, a $5.0 million favorable settlement of the 2005-2006 IRS exam. The effective tax rate on non-U.S. income for the three months ended March 31, 2015 and 2014 was 1.2% and 1.3%, respectively.
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
For the three months ended March 31, 2015 and 2014, our net combined ratio was higher than our gross combined ratio by 5.6 points and 4.0 points, respectively, as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
Summary of Operations By Segment
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of ten active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. During the three months ended March 31, 2015, the Company restructured its former Professional Insurance underwriting operating segment into four separate underwriting operating segments: Healthcare, Management Liability, Financial Services and Other Professional Lines. Additionally, Specialty Products includes the Specialty Property, Environmental, Tuition Reimbursement, Crop, Programs, and Surety underwriting operating segments.
The Specialty Industries segment is comprised of five active underwriting operating segments, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Specialty Industries segment includes the International Marine Underwriters, Technology, Accident, Government Risks, and Entertainment underwriting operating segments.
The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and our intermediate subsidiaries.

Specialty Products
Financial results for our Specialty Products reportable segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
($ in millions)	2015	2014
Net written premiums	$133.6	$160.8

Earned premiums	$136.1	$135.4
Loss and LAE	(74.1)	(78.0)
Policy acquisition expenses	(22.9)	(21.4)
Other underwriting expenses	(25.7)	(22.2)
Total underwriting income	13.4	13.8
Net other revenues	—	0.1
General and administrative expenses	—	0.1
Pre-tax income from continuing operations	$13.4	$14.0
The following table provides underwriting ratios for Specialty Products for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Underwriting ratios:
Loss and LAE	54.4%	57.6%
Expense	35.8	32.2
Total combined ratio	90.2%	89.8%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended March 31,
(Favorable) unfavorable impact	2015	2014
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	0.1 pts	0.8 pts
Prior year loss reserve development	(3.1) pts	0.5 pts
Specialty Products—Three months ended March 31, 2015 versus three months ended March 31, 2014
Net written premiums for Specialty Products decreased to $133.6 million for the first quarter of 2015 from $160.8 million for the comparative 2014 period, reflecting an earlier cutoff date for recording spring crop premiums that now aligns with the dates prescribed for reporting information to the Risk Management Agency (RMA), which resulted in essentially no spring crop written premiums recorded in the 2015 period compared to $12.1 million recorded in the 2014 period. Additionally, in the 2015 first quarter, we recorded negative premium adjustments of $3.8 million to both written and earned premiums for the 2014 crop year related to the reinsurance impact as a result of favorable development of incurred losses, which largely offset the adjusted ceded premium. Also contributing to the decrease in net written premiums was our exit from the lawyers liability business that was sold in December 2014, which contributed $10.4 million to the decrease, and a negative change of $7.0 million due to the termination of an affiliated reinsurance treaty, including the transfer of the remaining unearned premium. Net written premium increases totaling $18.7 million in our newer Programs and Surety businesses partially offset the items above as well as decreases from other businesses, most notably Healthcare and Management Liability.
The Specialty Products combined ratio for the first quarter of 2015 increased slightly to 90.2% from 89.8% for the first quarter of 2014, as the loss and LAE ratio decreased by 3.2 points to 54.4% and the expense ratio increased by 3.6 points to 35.8%.

The 3.2 point decrease in the loss and LAE ratio was comprised of a 1.1 point increase in current accident year non-catastrophe losses that was more than offset by a 3.6 point improvement in net prior year loss reserve development and a 0.7 point decrease in catastrophe losses. The current accident year non-catastrophe loss ratio for the first quarter of 2015 was 57.4%, compared to 56.3% for the first quarter of 2014, with higher current accident year provisions made in Healthcare, Other Professional Lines, Medical Liability and Environmental, partially offset by the favorable impact on the current accident year of Crop and, to a lesser extent, Surety. The first quarter 2015 results also included 3.1 points of net favorable prior year loss reserve development, driven by favorable incurred losses on the 2014 crop year and favorable development in Surety. Net unfavorable prior year loss reserve development in the first quarter of 2014 was 0.5 points, primarily related to our Tuition Reimbursement underwriting operating segment. The first quarter 2015 results also included 0.1 point of catastrophe losses compared with 0.8 points of catastrophe losses in the first quarter of 2014 which related to ice and snow storms in the midwestern and northeastern United States impacting Financial Services.
The 3.6 point increase in the expense ratio for the first quarter of 2015, compared to the first quarter of 2014, was primarily driven by the prior year benefiting from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014, and separation costs associated with senior management restructuring incurred in the current year quarter.
Specialty Industries
Financial results for our Specialty Industries reportable segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
($ in millions)	2015	2014
Net written premiums	$153.5	$150.3

Earned premiums	$150.5	$141.1
Loss and LAE	(91.8)	(71.4)
Policy acquisition expenses	(28.1)	(25.3)
Other underwriting expenses	(30.2)	(27.2)
Total underwriting income	0.4	17.2
Net other revenues	0.2	0.1
General and administrative expenses	(0.5)	(0.5)
Pre-tax income from continuing operations	$0.1	$16.8
The following table provides underwriting ratios for Specialty Industries for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Underwriting ratios:
Loss and LAE	61.0%	50.6%
Expense	38.7	37.2
Total combined ratio	99.7%	87.8%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended March 31,
(Favorable) unfavorable impact	2015	2014
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	3.6 pts	1.2 pts
Prior year loss reserve development	1.7 pts	(1.6) pts
Net written premiums for Specialty Industries increased to $153.5 million for the first quarter of 2015 from $150.3 million for the comparative 2014 period. The increase in the first quarter of 2015 was primarily due to increases in net written premiums of $3.0 million from Accident, $2.1 million from IMU, and $1.2 million from Government Risks, partially offset by a decrease of $3.3 million from Technology.
The Specialty Industries combined ratio for the first quarter of 2015 increased to 99.7%, compared to 87.8% for the first quarter of 2014, as the loss and LAE ratio increased by 10.4 points to 61.0% and the expense ratio increased 1.5 points to 38.7%.
The 10.4 point increase in the loss and LAE ratio was comprised of a 4.7 point increase in current accident year non-catastrophe losses, a 3.3 point unfavorable change in prior year loss reserve development, and a 2.4 point increase in catastrophe losses. The current accident year non-catastrophe loss ratio for the first quarter of 2015 was 55.7%, compared to 51.0% for the first quarter of 2014, with deterioration in results spread across each of the underwriting operating segments. The first quarter 2015 results included 1.7 points of net unfavorable prior year loss reserve development primarily driven by large and small to mid-sized claims in Entertainment and a few large claims in our inland marine business within IMU, partially offset by favorable prior year loss reserve development in our ocean marine business within IMU and, to a lesser extent, within Technology and Government Risks. This compared to 1.6 points of net favorable prior year loss reserve development in the first quarter of 2014 primarily related to Technology and IMU. The first quarter 2015 results also included 3.6 points of catastrophe losses, primarily related to winter storms in the northeastern United States impacting IMU and Entertainment. This compared to 1.2 points of catastrophe losses in the first quarter of 2014, primarily related to ice and snow storms in the midwestern United States, as well as Oklahoma storms, impacting Technology, IMU and Government Risks.
The 1.5 point increase in the expense ratio for the first quarter of 2015, compared to the first quarter of 2014, was primarily driven by the prior year benefiting from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014, and separation costs associated with senior management restructuring incurred in the current year quarter.
Crop Insurance
In 2013, we received approval to provide multi-peril crop insurance (MPCI) through the federal crop insurance program administered by the RMA, which is a division of the U.S. Department of Agriculture. We entered into an exclusive agreement with a managing general agency, Climate Crop Insurance Agency LLC (The Climate Corporation), to provide coverages through the federal program and other supplemental coverages, including crop-hail (a separate, non-federally subsidized product that is regulated by each state). In the federal crop insurance program, the RMA sets the policy terms and conditions, rates and forms, and is also responsible for setting compliance standards. As a participating company, we report all details of underwritten policies to the RMA and are party to a Standard Reinsurance Agreement (SRA). The SRA defines the relationship between participating companies and the Federal Crop Insurance Corporation.
MPCI net written premiums are recorded based on processed applications as of the processing cutoff date, which, as of the first quarter of 2015, now coincides with the RMA cutoff date; the processed applications are typically received around the sales closing date, with necessary adjustments made as we receive acreage reports from the policyholders. Premiums written are recognized as revenues and are earned ratably over the period of risk commencing with the sales closing date, which approximates the inception of the planting season, and ending with the estimated crop harvest date. The vast majority of the written premium in our Crop business for the three months ended March 31, 2015 and 2014 was related to the MPCI program, most of which was crop revenue protection coverage.
In the first quarter of 2015, we implemented an earlier cutoff date for recording crop premiums that now aligns with the dates prescribed for reporting information to the RMA, which resulted in essentially no spring crop written or earned premiums recorded in the 2015 period compared to $12.1 million of net written premiums and less than $1.0 million of net earned premiums recorded in the 2014 period, with essentially no impact to net underwriting results.

Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
($ in millions)	2015	2014
Net investment income	$10.5	$10.4
Net realized and change in unrealized investment gains	14.2	18.9
Pre-tax investment results	24.7	29.3
Net other revenues (expenses)	(3.3)	0.8
General and administrative expenses	(3.6)	(2.9)
Interest expense	(3.2)	(3.2)
Pre-tax income (loss) from continuing operations	$14.6	$24.0
Investing, Financing and Corporate—Three months ended March 31, 2015 versus three months ended March 31, 2014
Investing, Financing and Corporate reported pre-tax income from continuing operations of $14.6 million in the first quarter of 2015, compared to $24.0 million in the first quarter of 2014. The decrease was primarily related to lower investment returns in the first quarter of 2015 and the $3.7 million negative adjustment in net other revenues (expenses) in connection with the assessment from the MCCA payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia in the first quarter of 2013. As described in greater detail in "Summary of Investment Results" below, net realized and change in unrealized investment gains decreased to $14.2 million in the first quarter of 2015, compared to $18.9 million in the first quarter of 2014.
Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three months ended March 31,
($ in millions)	2015	2014
Net written premiums	$—	$(0.1)
Revenues
Earned premiums	$—	$(0.1)
Net other revenues (expenses)	(0.1)	—
Total revenues	(0.1)	(0.1)
Expenses
Other underwriting expenses	—	0.7
Total expenses	—	0.7
Pre-tax loss	(0.1)	(0.8)
Income tax benefit	—	0.3
Loss from discontinued operations, net of tax	$(0.1)	$(0.5)
The loss from sale of discontinued operations is subject to post-closing adjustments related to the true-up of the final closing balance sheet. Armour has presented its proposed final closing deliverables pursuant to the stock purchase agreement, and OneBeacon is in the process of reviewing and responding.
The loss from discontinued operations, net of tax, of $0.1 million for the three months ended March 31, 2015, was the result of post-closing expenses incurred in connection with the Runoff Business. The loss from discontinued operations, net of tax, was $0.5 million for the three months ended March 31, 2014, which was substantially a result of non-claims expenses related to the Runoff Business, including dedicated staff.

Summary of Investment Results
Investment Returns
A summary of our consolidated pre-tax investment results for the three months ended March 31, 2015 and 2014 is as follows:

Components of Investment Results	Three months ended March 31,
($ in millions)	2015	2014
Net investment income	$10.5	$10.4
Net realized investment gains	9.5	7.3
Change in net unrealized investment gains	4.7	11.6
Total pre-tax investment results	$24.7	$29.3

Gross investment returns versus typical benchmarks for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,(1)
	2015	2014
Fixed maturity investments	1.0%	0.8%
Short-term investments:	—%	—%
Total fixed income	0.9%	0.7%
Barclays U.S. Intermediate Aggregate Index	1.3%	1.2%

Common equity securities	2.2%	3.0%
Convertible fixed maturity investments	7.8%	6.0%
Total common equity securities and convertible fixed maturity investments	2.3%	3.2%
Other investments	0.7%	2.3%
Total common equity securities, convertible fixed maturity and other investments	1.7%	3.0%
S&P 500 Index	1.0%	1.8%

Total consolidated portfolio	1.0%	1.2%
_______________________________________________________________________________

(1)	Gross investment returns exclude investment expenses of $1.4 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively.
Investment Returns—Three months ended March 31, 2015 versus three months ended March 31, 2014
Overview
Our total pre-tax investment results were $24.7 million, a return on average invested assets of 1.0% for the three months ended March 31, 2015, compared to $29.3 million, a return of 1.2% for the three months ended March 31, 2014. The decrease was principally driven by lower returns in our common equity securities and other investments portfolios relative to the prior year.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 0.9% for the three months ended March 31, 2015, compared to 0.7% for the three months ended March 31, 2014. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.3 years excluding short-term investments and approximately 2.1 years including short-term investments as of March 31, 2015. Our fixed income portfolio underperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 40 basis points as interest rates fell for the three months ended March 31, 2015.
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity and other investments portfolio returned 1.7% for the three months ended March 31, 2015, compared to 3.0% for the three months ended March 31, 2014. Our total common equity securities portfolio returned 2.2% and 3.0% for the three months ended March 31, 2015 and 2014, respectively. These were strong absolute results that outperformed the S&P 500 Index benchmark by 120 basis points for both the three months ended March 31, 2015 and 2014. During the three months ended March 31, 2015, our total common equity securities portfolio had overweight exposure to financial, materials and consumer staples sectors and underweight exposure to information technology, industrials and consumer discretionary sectors compared to the S&P 500 Index. Our convertible fixed maturity investments portfolio, whose returns typically lag in a strong equity market, returned 7.8% and 6.0% for the three months ended March 31, 2015 and 2014, respectively. Other investments, which are composed principally of hedge funds and private equities, as well as surplus notes beginning on December 23, 2014, returned 0.7% and 2.3% for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, as the return underperformed the HFRX Equal Weighted Strategies Index by 120 basis points due to unfavorable results in the energy sector private equity funds, though for the three months ended March 31, 2014, the return outperformed the index by 80 basis points.
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
As of March 31, 2015 and December 31, 2014, approximately 89% and 90%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments including corporate debt, state and other governmental debt, convertible fixed maturity investments and mortgage and asset-backed securities. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in surplus notes, hedge funds and private equity funds, as well as certain investments in debt and equity securities, including asset-backed securities, where quoted market prices are unavailable. We determine when transfers between levels have occurred as of the beginning of the period.
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
Other investments are primarily comprised of hedge funds and private equity funds and an investment in surplus notes issued to OneBeacon by one of the entities that were sold upon the closing of the Runoff Transaction, for which the fair value option has been elected. Hedge funds and private equity funds are carried at fair value based upon our proportionate interest in the underlying fund's net asset value, which is deemed to approximate fair value. The fair value of our investments in hedge funds and private equity funds has been estimated using net asset value because it reflects the fair value of the funds' underlying investments. Surplus notes provided in conjunction with the financing of the Runoff Transaction are measured at their estimated fair value based on discounted expected cash flows, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains. We employ a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund's audited financial statements and discussing each fund's pricing with the fund's manager. The fair values of our investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable.
In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund's net asset value. In circumstances where our portion of a fund's net asset value is deemed to differ from fair value due to illiquidity or other factors associated with our investment in the fund, including counterparty credit risk, the net asset value is adjusted accordingly. As of March 31, 2015 and December 31, 2014, we did not record a liquidity adjustment to the net asset value related to our investments in hedge funds or private equity funds.
As of both March 31, 2015 and December 31, 2014, other investments reported at fair value represented approximately 7% of the total investment portfolio and consisted of the following as of March 31, 2015 and December 31, 2014:

($ in millions)	March 31, 2015	December 31, 2014
Hedge funds(1)	$42.9	$42.3
Private equity funds(2)	56.1	60.1
Total hedge funds and private equity funds	99.0	102.4
Surplus notes (par value $101.0)(3)	68.1	65.1
Investment in community reinvestment vehicle	14.4	14.3
Trust certificates	0.1	0.2
Total other investments(4)	$181.6	$182.0
_______________________________________________________________________________

(1)	Consists of 7 hedge funds as of both March 31, 2015 and December 31, 2014.

(2)	Consists of 17 private equity funds as of both March 31, 2015 and December 31, 2014.

(3)	The change in the fair value of the surplus notes during the first quarter of 2015 was due to accretion of the discount and changes in credit spreads and U.S. Treasury rates.

(4)
Excludes the carrying value of $16.2 million and 16.8 million as of March 31, 2015 and December 31, 2014, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

The largest investment in a single hedge fund or private equity fund was $15.7 million and $15.8 million as of March 31, 2015 and December 31, 2014, respectively.

The fair values as of March 31, 2015 and December 31, 2014 for assets measured using Level 3 inputs are as follows:

($ in millions)	Fair value at March 31, 2015	Level 3 Value	Level 3 Percentage
Fixed maturity investments:
U.S. Government and agency obligations	$38.8	$—	—%
Debt securities issued by corporations	776.8	—	—
Municipal obligations	66.0	—	—
Asset-backed securities	899.5	28.4	3.2
Foreign government obligations	1.3	—	—
Preferred stocks	84.4	71.4	84.5
Fixed maturity investments	1,866.8	99.8	5.3
Short-term investments	194.2	—	—
Common equity securities	312.0	—	—
Convertible fixed maturity investments	5.1	—	—
Other investments(1)	181.6	181.6	100.0
Total investments(1)	$2,559.7	$281.4	11.0%

($ in millions)	Fair value at December 31, 2014	Level 3 Value	Level 3 Percentage
Fixed maturity investments:
U.S. Government and agency obligations	$38.0	$—	—%
Debt securities issued by corporations	798.2	2.9	0.4
Municipal obligations	63.7	—	—
Asset-backed securities	814.4	—	—
Foreign government obligations	1.3	—	—
Preferred stocks	84.2	71.1	84.5
Fixed maturity investments	1,799.8	74.0	4.1
Short-term investments	202.2	—	—
Common equity securities	320.0	—	—
Convertible fixed maturity investments	5.0	—	—
Other investments(1)	182.0	182.0	100.0
Total investments(1)	$2,509.0	$256.0	10.2%
_______________________________________________________________________________

(1)
Excludes the carrying value of $16.2 million and $16.8 million as of March 31, 2015 and December 31, 2014, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

As of March 31, 2015 and December 31, 2014, we held one private preferred stock that represented approximately 85% and 84%, respectively, of our preferred stock portfolio. We used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

The changes in Level 3 fair value measurements for the three months ended March 31, 2015 and 2014 are as follows:

($ in millions)	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
Balance at January 1, 2015	$74.0	$—	$—	$182.0	$256.0
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains	0.3	—	—	1.2	1.5
Purchases	28.4	—	—	1.4	29.8
Sales	—	—	—	(3.0)	(3.0)
Transfers in	—	—	—	—	—
Transfers out	(2.9)	—	—	—	(2.9)
Balance at March 31, 2015	$99.8	$—	$—	$181.6	$281.4
_______________________________________________________________________________

(1)	Excludes the carrying value of $16.2 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of March 31, 2015.

($ in millions)	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)
Balance at January 1, 2014	$81.9	$0.1	$—	$119.9	$201.9
Amortization/accretion	—	—	—	—	—
Total net realized and unrealized gains	0.3	—	—	3.1	3.4
Purchases	7.5	—	—	2.3	9.8
Sales	—	—	—	(1.6)	(1.6)
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Balance at March 31, 2014	$89.7	$0.1	$—	$123.7	$213.5
_______________________________________________________________________________

(1)	Excludes the carrying value of $18.5 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of March 31, 2014.
“Transfers out” of Level 3 fixed maturity investments of $2.9 million for the three months ended March 31, 2015 was comprised of one corporate debt security which had been previously classified as a Level 3 measurement and was recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available. There were no “Transfers in” to Level 3 for the three months ended March 31, 2015. There were no “Transfers in” to Level 3 or "Transfers out" of Level 3 for the three months ended March 31, 2014.
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
Our top tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company ("ASIC"), has the ability to pay dividends to its immediate parent during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula described above, ASIC has the ability to pay $44.9 million of dividends during 2015 without prior approval of regulatory authorities. As of December 31, 2014, ASIC had $721.5 million of statutory surplus and $87.8 million of earned surplus. During the three months ended March 31, 2015, ASIC did not pay any dividends to its immediate parent.
Split Rock has the ability to declare or pay dividends during any 12-month period without the prior approval of Bermuda regulatory authorities on condition that any declaration or payment of dividend does not cause a breach of any of its regulatory solvency and liquidity requirements.
During 2015, Split Rock has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $18.8 million, which is equal to 15% of its December 31, 2014 statutory capital, excluding earned surplus. As of December 31, 2014, Split Rock had $122.6 million of statutory capital and surplus. During the three months ended March 31, 2015, Split Rock paid no dividends or distributions to its immediate parent.
During the three months ended March 31, 2015 and 2014, our unregulated insurance operating subsidiaries paid $4.5 million and $4.1 million, respectively, of dividends to their immediate parent. As of March 31, 2015, our unregulated insurance operating subsidiaries had $120.2 million of net unrestricted cash, short-term investments, fixed maturity investments, and other investments consisting of surplus notes which had a fair value of $68.1 million and a par value of $101.0 million.
As described in Note 14—"Common Shareholders' Equity" of the accompanying consolidated financial statements, during both the three months ended March 31, 2015 and 2014, we declared and paid dividends totaling $20.0 million to our common shareholders.
As of March 31, 2015, OneBeacon Ltd. and its intermediate holding companies held $87.4 million of net unrestricted cash, short-term investments and fixed maturity investments and $90.0 million of common equity securities, convertible fixed maturity investments and other investments outside of its regulated and unregulated insurance operating subsidiaries.
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
The following table illustrates our consolidated insurance float position and two operational leverage ratios based on insurance float as of March 31, 2015 and December 31, 2014:

($ in millions)	March 31, 2015		December 31, 2014
Loss and LAE reserves	$1,304.0		$1,342.2
Unearned premiums	590.3		588.3
Ceded reinsurance payable	39.0		34.7
Funds held under insurance contracts	93.0		81.0
Insurance liabilities	$2,026.3		$2,046.2

Cash in regulated insurance and reinsurance subsidiaries	$40.7		$17.4
Reinsurance recoverable on paid and unpaid losses	159.8		173.8
Premiums receivable	258.1		241.5
Funds held under reinsurance contracts	17.4		37.1
Deferred acquisition costs	105.5		103.2
Ceded unearned premiums	19.3		17.9
Insurance assets	$600.8		$590.9
Insurance float	$1,425.5		$1,455.3
Insurance float as a multiple of total capital	1.1	x	1.1	x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.4	x	1.4	x
Financing
Debt
The following table summarizes our debt to capital ratio at March 31, 2015 and December 31, 2014:

($ in millions)	March 31, 2015	December 31, 2014
Senior Notes, carrying value	$274.7	$274.7
OneBeacon's common shareholders' equity	1,049.1	1,045.8
Total capital	$1,323.8	$1,320.5
Ratio of debt to total capital	20.8%	20.8%
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
The 2012 Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon Ltd. or OBH must adhere. As of March 31, 2015, OneBeacon Ltd. and OBH were in compliance with all of the covenants under the 2012 Senior Notes and anticipate they will continue to remain in compliance with these covenants for the foreseeable future. In addition, a failure by OneBeacon Ltd. subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75 million of the principal amount of covered debt, could trigger the acceleration of the 2012 Senior Notes.
No interest was paid or scheduled to be paid on the 2012 Senior Notes during the three months ended March 31, 2015 or 2014.
Capital Lease
In December 2011, we sold the majority of our fixed assets and capitalized software. We entered into lease financing arrangements with US Bancorp and Fifth Third whereby we sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. We then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. We received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, we will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer back to us. As of March 31, 2015 and December 31, 2014, we had a capital lease obligation of $5.8 million and $7.1 million, respectively, included within other liabilities and a capital lease asset of $6.1 million and $7.0 million, respectively, included within other assets.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 5.6 million of its Class A common shares. During three months ended March 31, 2015 and 2014, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million as of March 31, 2015.
During three months ended March 31, 2015 and 2014, we repurchased 112,051 and 106,366 common shares to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
Cash Flows
Detailed information concerning our cash flows during the three months ended March 31, 2015 and 2014 follows:
Cash flows from operations for the three months ended March 31, 2015 and 2014
For the three months ended March 31, 2015, net cash flows provided from operations were $23.3 million, consisting of $23.4 million provided from continuing operations and $0.1 million used for discontinued operations. For the three months ended March 31, 2014, net cash flows provided from operations were $4.4 million, consisting of $19.0 million provided from continuing operations and $14.6 million used for discontinued operations. Net cash flows relating to continuing operations increased primarily due to lower incentive payments and additional cash collateral received related to our surety contracts in the current period, which more than offset an increase in claim payments in the current period driven by large losses.
Other Liquidity and Capital Resource Activities
During the three months ended March 31, 2015, we made payments with respect to our long-term incentive compensation plans totaling $8.6 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 181,290 performance shares, 129,100 performance units, and 3,965,000 long-term cash awards for the 2012-2014 performance cycle.
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

Cash flows from investing and financing activities for the three months ended March 31, 2015 and 2014
Financing and Other Capital Activities
During the three months ended March 31, 2015 and 2014, we declared and paid $20.0 million of regular quarterly cash dividends to holders of OneBeacon's common shares.

Critical Accounting Estimates
Refer to the Company's 2014 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of March 31, 2015, there were no material changes to our critical accounting estimates.
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
These statements are based on certain assumptions and analyses made by us in light of our experience and judgments about historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to our expectations is subject to a number of risks, uncertainties or other factors which are described in more detail beginning on page 17 of the Company's 2014 Annual Report on Form 10-K, that could cause actual results to differ materially from expectations, including:

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
Refer to our 2014 Annual Report on Form 10-K and in particular Item 7A — "Quantitative and Qualitative Disclosures About Market Risk." As of March 31, 2015, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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
The Company's management, with the participation of the CEO and CFO (the principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of March 31, 2015, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. During the quarter ended March 31, 2015, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
OneBeacon, and the insurance and reinsurance industry in general, is routinely subject to claims-related litigation and arbitration in the normal course of business, as well as litigation and arbitration that does not arise from, or directly relate to, claims activity. We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. As of March 31, 2015, there were no material changes in the legal proceedings as described in Item 3—“Legal Proceedings” of our 2014 Annual Report on Form 10-K.
ITEM 1A.        RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2014 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2015, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the three months ended March 31, 2015, no shares were repurchased under the share repurchase authorization. As of March 31, 2015, an aggregate of 5.6 million Class A common shares were repurchased for $112.3 million under this authorization and retired.

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in millions)(2)
January 1-31, 2015	—	$—	—	$87.7
February 1-28, 2015	112,051	$15.28	—	$87.7
March 1-31, 2015	—	$—	—	$87.7
Total	112,051	$15.28	—	$87.7
_______________________________________________________________________________

(1)
Amounts shown represent Class A common shares repurchased to satisfy employee income tax withholding obligations pursuant to OneBeacon’s employee benefit plans. These repurchases do not fall under the 2007 share repurchase authorization.

(2)	Represents the amount available under the 2007 share repurchase authorization.

ITEM 6.	EXHIBITS
(a)   Exhibits

10.1*	Form of Company’s Confidentiality and Non-Solicitation Agreement.
10.2*	OneBeacon's 2015 Management Incentive Plan.
31.1*	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*
The following financial information from OneBeacon Insurance Group, Ltd.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Months Ended March 31, 2015 and 2014; (iii) Consolidated Statements of Common Shareholders' Equity, Three Months Ended March 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Filed Herewith

**	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.
	By:	/s/ JOHN C. TREACY
John C. Treacy Chief Accounting Officer*
Date: May 4, 2015

*Executing as both the Chief Accounting Officer and a duly authorized officer of the Company