Form 10-Q
period 2015-06-30
OneBeacon Insurance Group, Ltd.
filed 2015-08-03
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 30, 2015, 23,509,098 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ in millions, except per share amounts)	June 30, 2015	December 31, 2014
Assets
Investment Securities:
Fixed maturity investments, at fair value	$1,941.1	$1,799.8
Short-term investments, at amortized cost (which approximates fair value)	157.9	202.2
Common equity securities, at fair value	304.3	320.0
Convertible fixed maturity investments, at fair value	—	5.0
Other investments	174.9	198.8
Total investment securities	2,578.2	2,525.8
Cash	106.2	87.0
Reinsurance recoverables	168.0	173.8
Premiums receivable	292.2	241.5
Funds held under reinsurance contracts	49.3	37.1
Deferred acquisition costs	111.8	103.2
Net deferred tax asset	136.5	131.8
Investment income accrued	10.3	10.0
Accounts receivable on unsettled investment sales	1.1	7.2
Other assets	208.7	202.7
Assets held for sale	—	58.1
Total assets	$3,662.3	$3,578.2
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,350.8	$1,342.2
Unearned premiums	616.2	588.3
Funds held under insurance contracts	102.6	81.0
Debt	274.7	274.7
Accounts payable on unsettled investment purchases	20.1	0.5
Other liabilities	261.2	242.2
Total liabilities	2,625.6	2,528.9
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Common shares and paid-in surplus (par value $0.01; authorized, 200,000,000 shares; issued and outstanding, 95,263,836 and 95,296,387 shares)	1,023.2	1,023.7
Retained earnings	14.8	27.3
Accumulated other comprehensive loss	(4.8)	(5.2)
Total OneBeacon's common shareholders' equity	1,033.2	1,045.8
Total noncontrolling interests	3.5	3.5
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,036.7	1,049.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$3,662.3	$3,578.2

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share amounts)	2015	2014	2015	2014
Revenues
Earned premiums	$319.3	$290.9	$605.9	$567.4
Net investment income	10.1	12.2	20.6	22.6
Net realized and change in unrealized investment gains	(14.0)	21.9	0.2	40.8
Net other revenues (expenses)	(1.2)	1.0	(4.3)	2.0
Total revenues	314.2	326.0	622.4	632.8
Expenses
Loss and loss adjustment expenses	194.5	186.1	360.4	335.5
Policy acquisition expenses	56.4	49.6	107.4	96.3
Other underwriting expenses	52.9	51.7	108.8	101.1
General and administrative expenses	4.2	3.6	8.3	6.9
Interest expense	3.3	3.3	6.5	6.5
Total expenses	311.3	294.3	591.4	546.3
Pre-tax income from continuing operations	2.9	31.7	31.0	86.5
Income tax benefit (expense)	0.9	(5.9)	(2.5)	(13.0)
Net income from continuing operations	3.8	25.8	28.5	73.5
Loss from discontinued operations, net of tax	(0.2)	(0.1)	(0.3)	(0.6)
(Loss) gain from sale of discontinued operations, net of tax	0.3	(0.5)	0.3	(0.5)
Net income, including noncontrolling interests	3.9	25.2	28.5	72.4
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)	(1.0)	(0.9)
Net income attributable to OneBeacon's common shareholders	3.4	24.7	27.5	71.5
Other comprehensive income, net of tax	0.2	0.1	0.4	0.1
Comprehensive income attributable to OneBeacon's common shareholders	$3.6	$24.8	$27.9	$71.6

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted
Net income from continuing operations, per share	$0.03	$0.26	$0.29	$0.76
Loss from discontinued operations, net of tax, per share	—	—	—	(0.01)
Net income attributable to OneBeacon's common shareholders per share	$0.03	$0.26	$0.29	$0.75
Dividends declared and paid per OneBeacon's common share	$0.21	$0.21	$0.42	$0.42

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
($ in millions)	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss)	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
Balances at January 1, 2015	$1,023.7	$27.3	$(5.2)	$1,045.8	$3.5	$1,049.3
Comprehensive income:
Net income	—	27.5	—	27.5	1.0	28.5
Other comprehensive income, net of tax	—	—	0.4	0.4	—	0.4
Total comprehensive income	—	27.5	0.4	27.9	1.0	28.9
Amortization of restricted share awards	1.1	—	—	1.1	—	1.1
Issuance of common shares	—	—	—	—	0.1	0.1
Repurchase and retirement of common shares	(1.6)	—	—	(1.6)	—	(1.6)
Dividends	—	(40.0)	—	(40.0)	(1.1)	(41.1)
Balances at June 30, 2015	$1,023.2	$14.8	$(4.8)	$1,033.2	$3.5	$1,036.7

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
($ in millions)	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
Balances at January 1, 2014	$1,022.5	$74.4	$6.8	$1,103.7	$3.1	$1,106.8
Comprehensive income:
Net income	—	71.5	—	71.5	0.9	72.4
Other comprehensive income, net of tax	—	—	0.1	0.1	—	0.1
Total comprehensive income	—	71.5	0.1	71.6	0.9	72.5
Amortization of restricted share awards	1.6	—	—	1.6	—	1.6
Issuance of common shares	—	—	—	—	0.2	0.2
Repurchase and retirement of common shares	(1.8)	—	—	(1.8)	—	(1.8)
Dividends	—	(40.0)	—	(40.0)	(1.0)	(41.0)
Balances at June 30, 2014	$1,022.3	$105.9	$6.9	$1,135.1	$3.2	$1,138.3

   See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
($ in millions)	2015	2014
Cash flows from operations:
Net income including noncontrolling interests	$28.5	$72.4
Charges (credits) to reconcile net income to cash flows provided from operations:
Net loss from discontinued operations	0.3	0.6
Net loss (gain) from sale of discontinued operations	(0.3)	0.5
Net realized and change in unrealized investment gains	(0.2)	(40.8)
Net adjustment to gain on sale of business	3.7	—
Deferred income tax expense (benefit)	(3.8)	12.6
Other operating items:
Net change in loss and LAE reserves	8.6	71.1
Net change in unearned premiums	27.9	47.0
Net change in premiums receivable	(50.7)	(47.8)
Net change in reinsurance recoverables on paid and unpaid losses	5.8	(5.4)
Net change in funds held under reinsurance contracts	(12.2)	(30.0)
Net change in funds held under insurance contracts	21.6	(0.3)
Net change in other assets and liabilities	13.6	(24.4)
Net cash provided from operations—continuing operations	42.8	55.5
Net cash used for operations—discontinued operations	(0.3)	(33.9)
Net cash provided from operations	42.5	21.6
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	44.3	80.1
Maturities of fixed maturity investments	115.8	185.6
Sales of fixed maturity investments	450.0	850.9
Sales of common equity securities	268.1	47.6
Sales of convertible fixed maturity investments	6.1	12.2
Return of capital and distributions of other investments	22.1	3.2
Purchases of fixed maturity investments	(714.1)	(1,101.9)
Purchases of common equity securities	(248.7)	(48.7)
Purchases of convertible fixed maturity investments	(0.8)	(8.4)
Contributions for other investments	(2.5)	(3.3)
Net change in unsettled investment purchases and sales	25.8	(31.8)
Proceeds from sale of property and equipment	56.8	—
Net acquisitions of property and equipment	(1.8)	(0.7)
Net cash provided from (used for) investing activities	21.1	(15.2)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(40.0)	(40.0)
Repurchases and retirements of common stock	(1.6)	(1.8)
Payments on capital lease obligation	(2.8)	(2.6)
Net cash used for financing activities	(44.4)	(44.4)
Net increase (decrease) in cash during period	19.2	(38.0)
Cash balance at beginning of period	87.0	168.1
Cash balance at end of period	$106.2	$130.1

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
OneBeacon is 75.3% owned by White Mountains Insurance Group, Ltd. ("White Mountains"), a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. The Company's headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 601 Carlson Parkway, Minnetonka, Minnesota 55305 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. During the three months ended June 30, 2015 OneBeacon sold its building in Canton, Massachusetts, which is presented as held for sale in the December 31, 2014 consolidated balance sheets.
On December 23, 2014, OneBeacon completed the sale of its run-off business to a subsidiary of Armour Group Holdings Limited (“Armour”). See Note 2—"Acquisitions and Dispositions" and Note 15—"Discontinued Operations." The run-off business included the results of OneBeacon's non-specialty commercial lines business and certain other run-off business, including the vast majority of asbestos and environmental reserves, as well as certain purchase accounting adjustments related to the run-off business (the “Runoff Business,” the sale of which is referred to as the “Runoff Transaction”). The Runoff Business has been presented as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 and in the consolidated statements of cash flows for the six months ended June 30, 2015 and 2014. The Runoff Business disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with the Runoff Business. The legal entities included in the sale held an agreed upon level of invested assets and capital at closing.
OneBeacon's reportable segments are Specialty Products, Specialty Industries and Investing, Financing and Corporate. The Specialty Products segment is comprised of ten active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. During the first quarter of 2015, the Company restructured its former Professional Insurance underwriting operating segment into four separate underwriting operating segments, which are included in Specialty Products: Healthcare, Management Liability, Financial Services and Other Professional Lines.
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
Recently Adopted Changes in Accounting Principles
Qualified Affordable Housing Projects
Effective January 1, 2015, OneBeacon adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("QAHP") (ASC 323). ASU 2014-01 allows investors in QAHP to make a policy election to use the proportional amortization method. Under the proportional amortization method, the investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the investment results, net of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

related tax benefits, as a component of income tax expense. Prior to adoption, OneBeacon accounted for its QAHP investment under the equity method and recognized its share of its QAHP investment's losses in investment income. OneBeacon made the policy election to account for its QAHP investment using the proportional amortization method, applied retrospectively. Under the proportional amortization method, the cumulative loss recognized through December 31, 2014 increased by $1.2 million. As a result of the retrospective adoption, OneBeacon's common shareholders equity has been reduced by $0.6 million as of January 1, 2014. In addition, for the three and six months ended June 30, 2014, the retrospective adoption resulted in increases of $0.5 million and $0.9 million, respectively, to net investment income and net increases of $0.6 million and $1.2 million, respectively, to income tax expense. Footnote disclosures for prior year amounts have been amended to be consistent with the restated amounts described above.
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
Pushdown Accounting
ASU 2014-17, Pushdown Accounting, a consensus of the FASB Emerging Issues Task Force (ASC 805) became effective upon its issuance on November 18, 2014. The new guidance, which is applicable prospectively, gives an acquired non-public company the option to apply pushdown accounting in its separate company financial statements in the period in which it is acquired in a change of control transaction. Once pushdown accounting has been applied, the election is irreversible. Acquired entities that chose not to apply pushdown accounting at the time of acquisition, may apply pushdown accounting in a subsequent period as a change in accounting principle under ASC 250, Accounting Changes and Error Corrections. OneBeacon has not had any acquisitions since ASU 2014-17 became effective.
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
Recently Issued Accounting Pronouncements
Insurance Contracts
In May 2015, the FASB issued ASU 2015-09, Disclosures about Short Duration Contracts (ASC 944) which requires expanded footnote disclosures about loss and loss adjustment expense ("LAE") reserves. Under the new guidance, some disclosures currently presented outside of OneBeacon’s financial statements, such as loss development tables and a reconciliation of loss development data to the loss and LAE reserves reflected on the balance sheet, will become part of the financial statement footnotes. In addition, the loss development tables required to be presented under the new ASU must be presented on a disaggregated basis by accident year rather than by reporting year as currently presented. Some of the expanded disclosures are new requirements, such as the disclosure of reserves for losses incurred but not reported ("IBNR") plus expected development on reported claims, which must be presented by accident year on a disaggregated basis. The new guidance also requires new disclosures about claim frequency data together with descriptions of the approach used to measure that data. Qualitative descriptions of methodologies and assumptions used to develop IBNR estimates must be presented together with the disaggregated amounts of IBNR to which they relate, along with a discussion of any significant changes in methodology and assumptions and the related effect upon the loss reserves. The new guidance will be effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016 with retrospective restatement of prior periods required. OneBeacon will modify its financial statement footnote disclosures to conform to the requirements of ASU 2015-09 upon adoption, including revisions to prior year’s disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Fair Value Measurements
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (ASC 820) which eliminates the requirement to disclose the fair value hierarchy level for investments for which fair value is measured at net asset value using the practical expedient in ASC 820. OneBeacon measures the fair value of its investments in hedge funds and private equity funds using this practical expedient and has classified those measurements within Level 3 of the fair value hierarchy. The new guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years.
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
NOTE 2. Acquisitions and Dispositions
Runoff Business
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies," on December 23, 2014, OneBeacon completed the sale of its Runoff Business to Armour. As described in Note 15—"Discontinued Operations," the Company recorded the final adjustment to the loss on sale of discontinued operations during the second quarter of 2015. Prior to the closing of the Runoff Transaction, OneBeacon Insurance Company, one of the entities that was sold upon the closing of the Runoff Transaction and which has since been renamed Bedivere Insurance Company ("Bedivere"), distributed Atlantic Specialty Insurance Company ("ASIC') to its immediate parent, as well as cash and investments such that Bedivere contained the target capital on the date of sale pursuant to the stock purchase agreement. In conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. As part of the Runoff Transaction, OneBeacon and Armour entered into a limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. Acquisitions and Dispositions

Transition Services Agreement (“TSA”), pursuant to which OneBeacon is providing certain transition services to Armour during the term of the TSA, which has an initial term of one year. See Note 15—"Discontinued Operations" for further information regarding activity reported as discontinued operations during the three and six months ended June 30, 2015 and 2014.
Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company ("Essentia"), an indirect wholly-owned subsidiary which wrote the collector cars and boats business, to Markel Corporation and recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in the first quarter of 2013. During the first quarter of 2015, the Company recognized in net other revenues (expenses) a $3.7 million negative adjustment to the pre-tax gain on sale of Essentia in connection with an assessment from the Michigan Catastrophic Claims Association (MCCA) payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia.
Except as described above, during the three and six months ended June 30, 2015 and 2014, there were no significant acquisitions or dispositions.
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves
Loss and LAE reserve summary
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Gross beginning balance	$1,304.0	$1,069.8	$1,342.2	$1,054.3
Less beginning reinsurance recoverables on unpaid losses	(141.6)	(80.1)	(161.6)	(80.2)
Net beginning loss and LAE reserves	1,162.4	989.7	1,180.6	974.1
Loss and LAE incurred relating to:
Current year losses	194.5	177.7	362.2	328.5
Prior year losses	—	8.4	(1.8)	7.0
Total incurred loss and LAE from continuing operations	194.5	186.1	360.4	335.5
Loss and LAE paid relating to:
Current year losses	(42.7)	(41.3)	(64.8)	(59.6)
Prior year losses	(110.5)	(101.1)	(272.5)	(216.6)
Total loss and LAE payments from continuing operations	(153.2)	(142.4)	(337.3)	(276.2)
Net ending loss and LAE reserves	1,203.7	1,033.4	1,203.7	1,033.4
Plus ending reinsurance recoverables on unpaid losses	147.1	92.0	147.1	92.0
Gross ending loss and LAE reserves	$1,350.8	$1,125.4	$1,350.8	$1,125.4

Loss and LAE development
Loss and LAE development—2015
During the three months ended June 30, 2015, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves, as favorable development from several businesses, most notably Specialty Property and Surety, was offset by unfavorable development primarily due to a large claim in Entertainment and an increase in the frequency of small to medium losses in the ocean marine business within International Marine Underwriters (IMU).
During the six months ended June 30, 2015, OneBeacon experienced $1.8 million of net favorable loss and LAE reserve development on prior accident year reserves, primarily attributable to favorable development from Crop resulting from the 2014 crop year and favorable development in several other businesses, most notably Technology, Specialty Property, Government Risks, and Surety. This favorable development was mostly offset by unfavorable development in Entertainment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves

driven by several large losses and small to mid-sized claims and by losses within the Company's inland marine business within IMU resulting from a few large claims and, to a lesser extent, from Tuition Reimbursement.
Loss and LAE development—2014
During the three months ended June 30, 2014, OneBeacon experienced $8.4 million of net unfavorable loss and LAE reserve development on prior accident year reserves primarily related to its Other Professional Lines and Management Liability underwriting operating segments, as well as its Entertainment, Government Risks and Accident underwriting operating segments, partially offset by favorable loss and LAE reserve development primarily in its Specialty Property underwriting operating segment. The unfavorable development was driven by a few large claims.
During the six months ended June 30, 2014, OneBeacon experienced $7.0 million of net unfavorable loss and LAE reserve development on prior accident year reserves primarily related to its Management Liability and Other Professional Lines underwriting operating segments, as well as its Entertainment, Government Risks and Accident underwriting operating segments, partially offset by favorable loss and LAE reserve development in its Specialty Property underwriting operating segment, as well as its IMU underwriting operating segment. The unfavorable development was driven by a few large claims.
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
Effective May 1, 2015, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2016. The program provides coverage for OneBeacon's property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained, with 95.0% of the next $10.0 million of losses and 100.0% of the next $100.0 million of losses resulting from the catastrophe being reinsured. Any part of a catastrophe loss in excess of $130.0 million would be retained in full. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.
Also effective May 1, 2015, OneBeacon lowered its retention on its property-per-risk reinsurance program from $5.0 million to $3.0 million.
Additionally, effective June 1, 2015, OneBeacon lowered its retentions on certain casualty and healthcare treaties from $5.0 million to $3.0 million.
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
In addition to the reinsurance protections outlined above, the Company also continued to purchase dedicated reinsurance protection for certain specific lines of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

Reinsurance Recoverables
As of June 30, 2015, OneBeacon had reinsurance recoverables on paid losses of $20.9 million and reinsurance recoverables on unpaid losses of $147.1 million. As reinsurance contracts do not relieve OneBeacon of its obligations, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table summarizes Standard & Poor's Financial Services, LLC ("Standard & Poor's") ratings for OneBeacon's reinsurers for its continuing insurance operations, excluding industry pools and associations, based upon reinsurance recoverable amounts on paid and unpaid losses and LAE:

($ in millions) Standard & Poor's Rating(1):	Balance at June 30, 2015	% of total
AA	$63.1	38%
A	82.3	49%
BBB, Not Rated and Other	22.6	13%
Total reinsurance recoverables	$168.0	100%
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
OneBeacon classifies its portfolio of fixed maturity investments, common equity securities and convertible fixed maturity investments held for general investment purposes as trading securities. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and change in unrealized investment gains on trading securities are reported in total revenues as net realized and unrealized investment gains in revenues on a pre-tax basis.
Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximates fair value.
Other investments primarily include surplus notes, private equity funds and hedge funds. OneBeacon measures its investments in private equity funds and hedge funds at fair value with changes therein reported in total revenues as net realized and change in unrealized investment gains. Surplus notes provided in conjunction with the financing of the Runoff Transaction are measured at their estimated fair value based on discounted expected cash flows, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains. Other investments also include an investment in a community reinvestment vehicle which is accounted for at fair value, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains and a tax advantaged federal affordable housing development fund which is accounted for under the proportional amortization method.
Prospector Partners, LLC (“Prospector”), was the primary manager of OneBeacon's publicly-traded common equity securities and convertible fixed maturity securities portfolio. The Prospector-managed separate accounts were liquidated during the second quarter of 2015, and the Prospector-managed hedge fund was redeemed, with the intention to convert the majority of the proceeds to passive equity vehicles. As the separate accounts were liquidated, OneBeacon reinvested the majority of the proceeds into exchange traded funds ("ETFs") that seek to provide investment results that, before expenses, generally correspond to the performance of the S&P 500, Russell 1000, and Russell 1000 Value indices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

OneBeacon's net investment income is comprised primarily of interest income associated with fixed maturity investments and dividend income from its equity investments.
Net investment income for the three and six months ended June 30, 2015 and 2014 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Fixed maturity investments	$10.3	$10.6	$20.5	$20.9
Common equity securities	1.5	2.0	3.1	3.7
Convertible fixed maturity investments	—	0.1	—	0.1
Other investments	(0.1)	1.1	—	1.2
Gross investment income	11.7	13.8	23.6	25.9
Less investment expenses	(1.6)	(1.6)	(3.0)	(3.3)
Net investment income, pre-tax	$10.1	$12.2	$20.6	$22.6
The composition of net realized investment gains consisted of the following:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Fixed maturity investments	$1.2	$1.6	$1.9	$2.4
Common equity securities	24.6	6.5	34.4	11.9
Convertible fixed maturity investments	0.3	1.2	0.3	2.3
Other investments	9.1	—	8.1	—
Net realized investment gains, pre-tax	$35.2	$9.3	$44.7	$16.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The net changes in fair value for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30, 2015			Six months ended June 30, 2015
($ in millions)	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in fair value reflected in revenues	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in fair value reflected in revenues
Fixed maturity investments	$(9.1)	$—	$(9.1)	$(2.5)	$—	$(2.5)
Short-term investments	—	—	—	—	—	—
Common equity securities	(26.5)	0.3	(26.2)	(30.9)	0.2	(30.7)
Convertible fixed maturity investments	(0.3)	—	(0.3)	0.1	—	0.1
Other investments	(13.6)	—	(13.6)	(11.4)	—	(11.4)
Net change, pre-tax	$(49.5)	$0.3	$(49.2)	$(44.7)	$0.2	$(44.5)

	Three months ended June 30, 2014			Six months ended June 30, 2014
($ in millions)	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in fair value reflected in revenues	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in fair value reflected in revenues
Fixed maturity investments	$7.3	$—	$7.3	$12.0	$—	$12.0
Common equity securities	6.6	—	6.6	9.7	—	9.7
Convertible fixed maturity investments	(3.0)	—	(3.0)	(2.3)	—	(2.3)
Other investments	1.7	—	1.7	4.8	—	4.8
Net change, pre-tax	$12.6	$—	$12.6	$24.2	$—	$24.2
The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of June 30, 2015 and December 31, 2014 were as follows:

($ in millions)	June 30, 2015	December 31, 2014
Investment securities:
Gross unrealized investment gains	$62.3	$104.7
Gross unrealized investment losses	(11.2)	(8.9)
Total net unrealized investment gains, pre-tax	51.1	95.8
Income taxes	(18.7)	(26.9)
Total net unrealized investment gains, after tax	$32.4	$68.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency losses and carrying values of OneBeacon's fixed maturity investments as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$43.8	$0.1	$—	$—	$43.9
Debt securities issued by industrial corporations	813.2	8.7	(0.6)	—	821.3
Municipal obligations	66.8	0.7	(0.5)	—	67.0
Asset-backed securities	922.5	2.7	(1.9)	—	923.3
Foreign government obligations	1.0	0.2	—	—	1.2
Preferred stocks	78.3	6.1	—	—	84.4
Total fixed maturity investments	$1,925.6	$18.5	$(3.0)	$—	$1,941.1

	December 31, 2014
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$38.0	$—	$—	$—	$38.0
Debt securities issued by industrial corporations	787.7	11.5	(1.0)	—	798.2
Municipal obligations	62.4	1.4	(0.1)	—	63.7
Asset-backed securities	814.4	1.5	(1.5)	—	814.4
Foreign government obligations	1.0	0.3	—	—	1.3
Preferred stocks	78.3	5.9	—	—	84.2
Total fixed maturity investments	$1,781.8	$20.6	$(2.6)	$—	$1,799.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net unrealized pre-tax foreign currency losses and carrying values of common equity securities, convertible fixed maturity investments and other investments as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
Common equity securities	$298.4	$12.4	$(6.5)	$—	$304.3
Convertible fixed maturity investments	—	—	—	—	—
Other investments	145.2	31.4	(1.7)	—	174.9
Total common equity securities, convertible fixed maturity investments and other investments	$443.6	$43.8	$(8.2)	$—	$479.2

	December 31, 2014
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
Common equity securities	$283.2	$39.3	$(2.4)	$(0.1)	$320.0
Convertible fixed maturity investments	5.2	—	(0.2)	—	5.0
Other investments	157.7	44.8	(3.7)	—	198.8
Total common equity securities, convertible fixed maturity investments and other investments	$446.1	$84.1	$(6.3)	$(0.1)	$523.8

As of June 30, 2015 and December 31, 2014, the Company held unrestricted collateral from its customers, primarily relating to its surety business, of $102.6 million and $81.0 million, respectively, which is included in cash and invested assets. The obligation to return these funds is classified as funds held under insurance contracts in the consolidated balance sheets.
The following table summarizes the ratings of the corporate debt securities owned by OneBeacon as of June 30, 2015 and December 31, 2014:

($ in millions)	June 30, 2015	December 31, 2014
AA	$46.5	$57.9
A	309.3	328.1
BBB	465.5	409.2
Not rated	—	3.0
Debt securities issued by corporations(1)	$821.3	$798.2
_______________________________________________________________________________
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor’s Financial Services LLC (“Standard and Poor’s”) and 2) Moody’s Investor Service (“Moody’s”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Fair value measurements
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). Quoted prices in active markets for identical assets or liabilities have the highest priority ("Level 1"), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities ("Level 2") and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority ("Level 3"). As of June 30, 2015 and December 31, 2014, approximately 91% and 90%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.

Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise the fixed maturity investments, which has been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government obligations and preferred stocks. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include OneBeacon's investments in surplus notes, hedge funds and private equity funds, as well as certain investments in fixed maturity investments and common equity securities, where quoted market prices are unavailable or are not considered reasonable. OneBeacon determines when transfers between levels have occurred as of the beginning of the period.

OneBeacon uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, OneBeacon uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services OneBeacon uses have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable or are not considered reasonable, OneBeacon estimates the fair value using industry standard pricing models and observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, prepayment speeds, reference data including research publications and other relevant inputs. Given that many fixed maturity investments do not trade on a daily basis, the outside pricing services evaluate a wide range of fixed maturity investments by regularly drawing parallels from recent trades and quotes of comparable securities with similar features. The characteristics used to identify comparable fixed maturity investments vary by asset type and take into account market convention.

OneBeacon's process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, evaluation of model pricing methodologies, review of the pricing services' quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. OneBeacon also performs back-testing of selected purchases and sales activity to determine whether there are any significant differences between the market price used to value the security prior to purchase or sale and the actual purchase or sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these procedures are considered outliers. Also considered outliers are prices that haven’t changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of OneBeacon's review process does not appear to support the market price provided by the pricing services, OneBeacon challenges the price. If OneBeacon cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question.

The valuation process above is generally applicable to all of OneBeacon’s fixed maturity investments. The techniques and inputs specific to asset classes within OneBeacon's fixed maturity investments for Level 2 securities that use observable inputs are as follows:
Debt securities issued by corporations: The fair value of debt securities issued by corporations is determined from an evaluated pricing model that uses information from market sources and integrates relative credit information, observed market movements, and sector news. Key inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including sector, coupon, quality ratings, duration, credit enhancements, early redemption features and market research publications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Municipal obligations: The fair value of municipal obligations is determined from an evaluated pricing model that uses information from market makers, broker-dealers, buy-side firms, and analysts along with general market information. Key inputs include benchmark yields, reported trades, issuer financial statements, material event notices and new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including type, coupon, credit quality ratings, duration, credit enhancements, geographic location and market research publications.
Mortgage and asset-backed securities: The fair value of asset backed securities is determined from an evaluated pricing model that uses information from market sources and leveraging similar securities. Key inputs include benchmark yields, reported trades, underlying tranche cash flow data, collateral performance, plus new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including issuer, vintage, loan type, collateral attributes, prepayment speeds, default rates, recovery rates, cash flow stress testing, credit quality ratings and market research publications.
Foreign government obligations: The fair value of foreign government obligations is determined from an evaluated pricing model that uses feeds from data sources in each respective country, including active market makers and inter-dealer brokers. Key inputs include benchmark yields, reported trades, broker-dealer quotes, two-sided markets, benchmark securities, bids, offers, local exchange prices, foreign exchange rates and reference data including coupon, credit quality ratings, duration and market research publications.
Preferred stocks: The fair value of preferred stocks is determined from an evaluated pricing model that calculates the appropriate spread over a comparable security for each issue. Key inputs include exchange prices (underlying and common stock of same issuer), benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including sector, coupon, credit quality ratings, duration, credit enhancements, early redemption features and market research publications.
Level 3 valuations are generated from techniques that use assumptions not observable in the market. These unobservable assumptions reflect OneBeacon's assumptions that market participants would use in valuing the investment. Generally, certain securities may start out as Level 3 when they are originally issued but as observable inputs become available in the market, they may be reclassified to Level 2.
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable. As of June 30, 2015 and December 31, 2014, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds. Also classified as Level 3 under the fair value hierarchy are surplus notes which are measured at their estimated fair value based on discounted expected cash flows, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

As of both June 30, 2015 and December 31, 2014, other investments reported at fair value represented approximately 6% and 7%, respectively, of the total investment portfolio and consisted of the following:

($ in millions)	June 30, 2015	December 31, 2014
Hedge funds(1)	$27.2	$42.3
Private equity funds(2)	51.3	60.1
Total hedge funds and private equity funds	78.5	102.4
Surplus notes (par value $101.0)(3)	66.3	65.1
Investment in community reinvestment vehicle	14.2	14.3
Trust certificates	0.1	0.2
Total other investments(4)	$159.1	$182.0
_______________________________________________________________________________

(1)	Consists of 7 hedge funds as of both June 30, 2015 and December 31, 2014.

(2)	Consists of 17 private equity funds as of both June 30, 2015 and December 31, 2014.

(3)	The change in the fair value of the surplus notes during the six months ended June 30, 2015 was due to accretion of the discount and changes in credit spreads and U.S. Treasury rates.

(4)
Excludes the carrying value of $15.8 million and $16.8 million as of June 30, 2015 and December 31, 2014, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

The largest investment in a single hedge fund or private equity fund was $12.5 million and $15.8 million as of June 30, 2015 and December 31, 2014, respectively.
As of both June 30, 2015 and December 31, 2014, OneBeacon held one private preferred stock that represented approximately 84% of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following tables summarize the Company's fair value measurements for investments as of June 30, 2015 and December 31, 2014 by level. The major security types were based on the legal form of the securities, with a separate break-out for convertible fixed maturity investments as they may react similar to either debt securities or equity securities, depending on prevailing market conditions. OneBeacon has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing asset-backed securities vary depending on the nature of the issuing entity type. OneBeacon further disaggregates debt securities issued by corporations and equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, OneBeacon has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications the Company uses to evaluate investment risk and performance against commonly used benchmarks, such as the Barclays Intermediate Aggregate and S&P 500 indices.

($ in millions)	Fair value at June 30, 2015	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$43.9	$43.9	$—	$—
Debt securities issued by corporations:
Consumer	346.4	—	346.4	—
Financial	133.1	—	133.1	—
Industrial	120.1	—	120.1	—
Communications	56.3	—	56.3	—
Energy	54.0	—	54.0	—
Utilities	43.4	—	43.4	—
Basic materials	39.0	—	39.0	—
Technology	29.0	—	29.0	—
Debt securities issued by corporations	821.3	—	821.3	—
Asset-backed securities	923.3	—	917.7	5.6
Preferred stocks	84.4	—	13.2	71.2
Municipal obligations	67.0	—	67.0	—
Foreign government obligations	1.2	0.6	0.6	—
Fixed maturity investments	1,941.1	44.5	1,819.8	76.8
Short-term investments	157.9	157.9	—	—
Common equity securities:
Exchange traded funds(2)	186.2	164.7	21.5	—
Consumer	41.0	41.0	—	—
Financials	24.3	24.3	—	—
Energy	0.6	0.6	—	—
Basic Materials	1.8	1.8	—	—
Utilities	1.0	1.0	—	—
Other	49.4	49.4	—	—
Common equity securities	304.3	282.8	21.5	—
Convertible fixed maturity investments	—	—	—	—
Other investments(1)	159.1	—	—	159.1
Total(1)	$2,562.4	$485.2	$1,841.3	$235.9
_______________________________________________________________________________

(1)	Excludes the carrying value of $15.8 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of June 30, 2015.

(2)	EFTs traded on foreign exchanges are priced with an adjusted NAV and are therefore included within level 2 measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

($ in millions)	Fair value at December 31, 2014	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$38.0	$38.0	$—	$—
Debt securities issued by corporations:
Consumer	286.8	—	286.8	—
Financial	148.6	—	148.6	—
Industrial	104.8	—	104.8	—
Communications	74.9	—	74.9	—
Basic materials	56.4	—	53.5	2.9
Energy	53.5	—	53.5	—
Utilities	44.2	—	44.2	—
Technology	29.0	—	29.0	—
Debt securities issued by corporations	798.2	—	795.3	2.9
Asset-backed securities	814.4	—	814.4	—
Preferred stocks	84.2	—	13.1	71.1
Municipal obligations	63.7	—	63.7	—
Foreign government obligations	1.3	0.7	0.6	—
Fixed maturity investments	1,799.8	38.7	1,687.1	74.0
Short-term investments	202.2	201.7	0.5	—
Common equity securities:
Consumer	121.7	121.7	—	—
Financials	72.4	72.4	—	—
Energy	15.6	15.6	—	—
Basic Materials	9.9	9.9	—	—
Utilities	5.1	5.1	—	—
Other	95.3	95.3	—	—
Common equity securities	320.0	320.0	—	—
Convertible fixed maturity investments	5.0	—	5.0	—
Other investments(1)	182.0	—	—	182.0
Total(1)	$2,509.0	$560.4	$1,692.6	$256.0
_______________________________________________________________________________

(1)
Excludes the carrying value of $16.8 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Rollforwards of Fair Value Measurements by Level
The following tables summarize the changes in OneBeacon’s fair value measurements by level for the three and six months ended June 30, 2015 and 2014:

			Level 3 Investments
($ in millions)	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)(2)
Balance at January 1, 2015	$358.7	$1,692.1	$74.0	$—	$—	$182.0	$2,306.8
Amortization/accretion	—	(2.9)	—	—	—	—	(2.9)
Net realized and unrealized gains	5.5	7.3	0.3	—	—	1.2	14.3
Purchases	62.4	208.7	28.4	—	—	1.4	300.9
Sales	(75.2)	(175.4)	—	—	—	(3.0)	(253.6)
Transfers in	—	2.9	—	—	—	—	2.9
Transfers out	—	—	(2.9)	—	—	—	(2.9)
Balance at March 31, 2015	$351.4	$1,732.7	$99.8	$—	$—	$181.6	$2,365.5
Amortization/accretion	—	(3.5)	—	—	—	—	(3.5)
Net realized and unrealized gains	(1.0)	(8.2)	(0.2)	—	—	(4.5)	(13.9)
Purchases	350.8	307.4	5.6	—	—	1.1	664.9
Sales	(373.9)	(215.5)	—	—	—	(19.1)	(608.5)
Transfers in	—	28.4	—	—	—	—	28.4
Transfers out	—	—	(28.4)	—	—	—	(28.4)
Balance at June 30, 2015	$327.3	$1,841.3	$76.8	$—	$—	$159.1	$2,404.5
_______________________________________________________________________________

(1)	Excludes the carrying value of $15.8 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of June 30, 2015.

(2)	Excludes short-term investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

			Level 3 Investments
($ in millions)	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)(2)
Balance at January 1, 2014	$469.5	$1,753.1	$81.9	$0.1	$—	$119.9	$2,424.5
Amortization/accretion	—	(2.7)	—	—	—	—	(2.7)
Net realized and unrealized gains	8.6	6.9	0.3	—	—	3.1	18.9
Purchases	140.6	347.8	7.5	—	—	2.3	498.2
Sales	(60.0)	(411.4)	—	—	—	(1.6)	(473.0)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Balance at March 31, 2014	$558.7	$1,693.7	$89.7	$0.1	$—	$123.7	$2,465.9
Amortization/accretion	—	(2.8)	—	—	—	—	(2.8)
Net realized and unrealized gains	14.1	5.5	0.3	0.4	—	1.7	22.0
Purchases	279.2	349.8	34.2	—	—	1.0	664.2
Sales	(332.7)	(292.1)	—	—	—	(1.5)	(626.3)
Transfers in	—	7.5	—	—	—	—	7.5
Transfers out	—	—	(7.5)	—	—	—	(7.5)
Balance at June 30, 2014	$519.3	$1,761.6	$116.7	$0.5	$—	$124.9	$2,523.0
_______________________________________________________________________________

(1)	Excludes the carrying value of $18.0 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of June 30, 2014.

(2)	Excludes short-term investments.
“Transfers out” of Level 3 fixed maturity investments was comprised of $18.1 million in residential mortgage backed securities, $10.3 million in commercial mortgage backed securities and $2.9 million in corporate debt securities for the six months ended June 30, 2015 and $7.5 million in commercial mortgage backed securities for the six months ended June 30, 2014, all of which were recategorized as Level 2 measurements when quoted market prices that were considered reliable and could be validated against an alternative source became available. There were no “Transfers in” to Level 3 for the six months ended June 30, 2015 and 2014.
The following table summarizes the change in net pre-tax unrealized gains or losses for assets designated as Level 3 for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Fixed maturity investments	$(0.2)	$0.3	$0.1	$0.6
Short-term investments	—	—	—	—
Common equity securities	—	0.4	—	0.4
Convertible fixed maturity investments	—	—	—	—
Other investments	(13.6)	1.7	(11.4)	4.8
Total	$(13.8)	$2.4	$(11.3)	$5.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Significant Unobservable Inputs
As previously described, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing models and both observable and unobservable inputs.
The following summarizes significant unobservable inputs used in estimating the fair value of fixed maturity investments classified within Level 3, other than hedge funds and private equities, as of June 30, 2015. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

Description	Fair Value (in millions)	Rating(2)	Valuation Technique	Unobservable Inputs	Input
Preferred stock(1)	$71.2	N/R	Discounted cash flow	Discount yield	7.065%
Surplus notes:		N/R			12.3%
- Seller priority note	$45.4		Discounted cash flow	Discount rate(3)	10.2%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	10 years
- Pari passu note	$20.9		Discounted cash flow	Discount rate(5)	15.5%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	15 years
Asset-backed securities(1)	$5.6	A	Broker pricing	Broker quote	N/A
_________________________________________________________________________

(1)	As of June 30, 2015, each asset type consists of one security.

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

(5)
Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the pari passu note is roughly equivalent to that of a conventional debt security with a credit rating of ‘CCC’. The corresponding credit spread increased by an additional 250 bps to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, which was added to the treasury rate to determine the discount rate for the pari passu note.

Mortgage-backed, Asset-backed Securities
OneBeacon purchases commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS") to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency CMBS are generally short tenor and structurally senior, with more than 20 points of subordination on average for fixed rate and floating rate CMBS as of June 30, 2015. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of June 30, 2015, on average less than 1% of the underlying loans were reported as non-performing for both agency and non-agency CMBS held by OneBeacon. OneBeacon did not hold any RMBS categorized as sub-prime as of June 30, 2015. OneBeacon's investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of June 30, 2015. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage-backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of June 30, 2015, OneBeacon held one mortgage-backed security with a market value of $0.7 million that was classified as non-prime. OneBeacon's non-agency RMBS portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

does not own any collateralized debt obligations, with the exception of $38.8 million of non-agency RMBS resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency RMBS security.
The following table summarizes the carrying value of OneBeacon's asset-backed securities as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
($ in millions)	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$235.0	$235.0	$—	$259.2	$259.2	$—
FNMA	1.7	1.7	—	1.9	1.9	—
FHLMC	—	—	—	—	—	—
Total agency(1)	236.7	236.7	—	261.1	261.1	—
Non-agency:
Residential	100.0	100.0	—	67.4	67.4	—
Commercial	126.1	126.1	—	96.7	96.7	—
Total Non-agency	226.1	226.1	—	164.1	164.1	—
Total mortgage-backed securities	462.8	462.8	—	425.2	425.2	—
Other asset-backed securities:
Credit card receivables	210.9	210.9	—	197.6	197.6	—
Vehicle receivables	191.1	191.1	—	145.8	145.8	—
Other	58.5	52.9	5.6	45.8	45.8	—
Total other asset-backed securities	460.5	454.9	5.6	389.2	389.2	—
Total mortgage-backed and asset-backed securities	$923.3	$917.7	$5.6	$814.4	$814.4	$—
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guarantee of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of June 30, 2015 are as follows:

	Fair Value	Security Issuance Year
($ in millions)		2004	2005	2006	2008	2010	2011	2012	2013	2014	2015
Total non-agency RMBS	$100.0	$16.3	$3.3	$4.4	$4.7	$19.5	$16.1	$1.5	$13.9	$20.3	$—
Total non-agency CMBS	126.1	—	—	—	—	6.0	—	8.5	23.5	53.3	34.8
Total non-agency	$226.1	$16.3	$3.3	$4.4	$4.7	$25.5	$16.1	$10.0	$37.4	$73.6	$34.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of June 30, 2015:

($ in millions)	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Prime	$99.3	$32.8	$66.5	$—
Non-prime	0.7	—	0.7	—
Total non-agency RMBS	$100.0	$32.8	$67.2	$—
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
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels of OneBeacon's non-agency CMBS securities are as follows as of June 30, 2015:

($ in millions)	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$85.0	$6.1	$32.8	$46.1
Floating rate CMBS	41.1	—	—	41.1
Total non-agency CMBS	$126.1	$6.1	$32.8	$87.2
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Hedge Funds and Private Equity Funds
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
($ in millions)	Fair Value(1)	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity banks and financial	$12.8	$—	$28.5	$—
Long/short credit and distressed	8.4	—	8.4	—
Other	6.0	—	5.4	—
Total hedge funds	27.2	—	42.3	—
Private equity funds
Energy infrastructure and services	25.7	4.3	33.1	4.8
Multi-sector	14.4	2.1	14.5	2.2
Private equity secondaries	5.0	2.1	5.6	2.0
Healthcare	3.2	0.4	3.1	1.4
Insurance	2.1	0.1	2.1	0.1
Real estate	0.9	0.1	1.7	0.1
Distressed residential real estate	—	—	—	—
Total private equity funds	51.3	9.1	60.1	10.6
Total hedge funds and private equity funds	$78.5	$9.1	$102.4	$10.6
_______________________________________________________________________________

(1)
Excluded from the above table are other investments of $66.3 million and $65.1 million in surplus notes as of June 30, 2015 and December 31, 2014, respectively, received in conjunction with the financing of the Runoff Transaction, as well as $14.2 million and $14.3 million of an investment in a community reinvestment vehicle as of June 30, 2015 and December 31, 2014, respectively, and $15.8 million and $16.8 million of an investment in a tax advantaged federal affordable housing development fund as of June 30, 2015 and December 31, 2014, respectively. Additionally, other investments accounted for at fair value as of June 30, 2015 and December 31, 2014 included $0.1 million and $0.2 million, respectively, in trust certificates issued upon dissolution of a private equity fund.

Redemptions of investments in certain hedge funds are subject to restrictions including "lock-up" periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the June 30, 2015 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds Notice Period
($ in millions)	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
Redemption frequency
Monthly	$2.1	$—	$—	$—	$2.1
Quarterly	13.8	8.4	—	—	22.2
Annual	—	—	2.9	—	2.9
Total hedge funds	$15.9	$8.4	$2.9	$—	$27.2
Certain hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of June 30, 2015, $1.0 million of OneBeacon's hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable as of June 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. As of June 30, 2015, redemptions of $3.2 million were outstanding and remain subject to market fluctuations. The date at which such redemptions will be received is not determinable at June 30, 2015. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
Investments in private equity funds are generally subject to lock-up periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. As of June 30, 2015, investments in private equity funds were subject to lock-up periods as follows:

($ in millions)	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
Private Equity Funds—expected lock-up period remaining	$19.9	$15.8	$15.6	$—	$51.3
See Note 15—"Discontinued Operations" for further disclosures regarding the valuation of the surplus notes provided in conjunction with the financing of the Runoff Transaction.
NOTE 6. Debt
OneBeacon's debt outstanding as of June 30, 2015 and December 31, 2014 consisted of the following:

($ in millions)	June 30, 2015	December 31, 2014
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.3)	(0.3)
Senior unsecured notes, carrying value	$274.7	$274.7
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
Debt Covenants
As of June 30, 2015, OneBeacon was in compliance with all of the covenants under the 2012 Senior Notes.
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
The Specialty Products reportable segment is comprised of ten active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. During the first quarter of 2015, the Company restructured its former Professional Insurance underwriting operating segment into four separate underwriting operating segments: Healthcare, Management Liability, Financial Services and Other Professional Lines. Additionally, Specialty Products includes the Specialty Property, Environmental, Tuition Reimbursement, Crop, Programs, and Surety underwriting operating segments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

The Investing, Financing and Corporate reportable segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate subsidiaries, including the 100% quota share reinsurance agreement with Bedivere, which cedes the losses associated with the legacy Runoff Business to Bedivere, one of the transferred entities that was sold as part of the Runoff Transaction and has been an indirect wholly-owned subsidiary of Armour since December 23, 2014. There is no net retention of the legacy Runoff Business to OneBeacon.
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
Substantially all of the Company's revenue is generated from customers located in the United States.
Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
Three months ended June 30, 2015
Earned premiums	$166.5	$152.8	$—	$319.3
Loss and loss adjustment expense	(99.6)	(94.9)	—	(194.5)
Policy acquisition expenses	(27.9)	(28.5)	—	(56.4)
Other underwriting expenses	(23.3)	(29.6)	—	(52.9)
Total underwriting income (loss)	15.7	(0.2)	—	15.5
Net investment income	—	—	10.1	10.1
Net realized and change in unrealized investment gains	—	—	(14.0)	(14.0)
Net other revenues (expenses)	—	0.1	(1.3)	(1.2)
General and administrative expenses	—	(0.5)	(3.7)	(4.2)
Interest expense	—	—	(3.3)	(3.3)
Pre-tax income (loss) from continuing operations	$15.7	$(0.6)	$(12.2)	$2.9

Three months ended June 30, 2014
Earned premiums	$145.9	$145.0	$—	$290.9
Loss and loss adjustment expense	(101.3)	(84.8)	—	(186.1)
Policy acquisition expenses	(23.4)	(26.2)	—	(49.6)
Other underwriting expenses	(22.7)	(29.0)	—	(51.7)
Total underwriting income (loss)	(1.5)	5.0	—	3.5
Net investment income	—	—	12.2	12.2
Net realized and change in unrealized investment gains	—	—	21.9	21.9
Net other revenues	0.1	0.2	0.7	1.0
General and administrative expenses	—	(0.5)	(3.1)	(3.6)
Interest expense	—	—	(3.3)	(3.3)
Pre-tax income (loss) from continuing operations	$(1.4)	$4.7	$28.4	$31.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
Six months ended June 30, 2015
Earned premiums	$302.6	$303.3	$—	$605.9
Loss and loss adjustment expense	(173.7)	(186.7)	—	(360.4)
Policy acquisition expenses	(50.8)	(56.6)	—	(107.4)
Other underwriting expenses	(49.0)	(59.8)	—	(108.8)
Total underwriting income	29.1	0.2	—	29.3
Net investment income	—	—	20.6	20.6
Net realized and change in unrealized investment gains	—	—	0.2	0.2
Net other revenues (expenses)	—	0.3	(4.6)	(4.3)
General and administrative expenses	—	(1.0)	(7.3)	(8.3)
Interest expense	—	—	(6.5)	(6.5)
Pre-tax income (loss) from continuing operations	$29.1	$(0.5)	$2.4	$31.0

Six months ended June 30, 2014
Earned premiums	$281.3	$286.1	$—	$567.4
Loss and loss adjustment expense	(179.3)	(156.2)	—	(335.5)
Policy acquisition expenses	(44.8)	(51.5)	—	(96.3)
Other underwriting expenses	(44.9)	(56.2)	—	(101.1)
Total underwriting income	12.3	22.2	—	34.5
Net investment income	—	—	22.6	22.6
Net realized and change in unrealized investment gains	—	—	40.8	40.8
Net other revenues	0.2	0.3	1.5	2.0
General and administrative expenses	0.1	(1.0)	(6.0)	(6.9)
Interest expense	—	—	(6.5)	(6.5)
Pre-tax income from continuing operations	$12.6	$21.5	$52.4	$86.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
June 30, 2015
Assets
Total investment securities	$—	$—	$2,578.2	$2,578.2
Premiums receivable	119.4	172.8	—	292.2
Reinsurance recoverables(1)	120.4	29.0	18.6	168.0
Funds held under reinsurance contracts	49.3	—	—	49.3
Deferred acquisition costs	55.3	56.5	—	111.8
Other assets(2)	—	—	462.8	462.8
Total Assets	$344.4	$258.3	$3,059.6	$3,662.3

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$767.5	$564.7	$18.6	$1,350.8
Unearned premiums	321.9	294.3	—	616.2
Funds held under insurance contracts	102.6	—	—	102.6
Debt	—	—	274.7	274.7
Other liabilities(2)	—	—	281.3	281.3
Total Liabilities	$1,192.0	$859.0	$574.6	$2,625.6

December 31, 2014
Assets
Total investment securities	$—	$—	$2,525.8	$2,525.8
Premiums receivable	77.7	163.8	—	241.5
Reinsurance recoverables(1)	127.3	22.7	23.8	173.8
Funds held under reinsurance contracts	37.1	—	—	37.1
Deferred acquisition costs	49.7	53.5	—	103.2
Other assets(2)	—	—	496.8	496.8
Total Assets	$291.8	$240.0	$3,046.4	$3,578.2

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$798.8	$519.6	$23.8	$1,342.2
Unearned premiums	303.6	284.7	—	588.3
Funds held under insurance contracts	81.0	—	—	81.0
Debt	—	—	274.7	274.7
Other liabilities(2)	—	—	242.7	242.7
Total Liabilities	$1,183.4	$804.3	$541.2	$2,528.9
_______________________________________________________________________________

(1)
As described in Note 15—"Discontinued Operations," ASIC has entered into a 100% quota share reinsurance agreement whereby ASIC is ceding to Bedivere 100% of the legacy Runoff Business that was written by ASIC or one of the ongoing entities. As of June 30, 2015 and December 31, 2014, $18.6 million and $23.8 million, respectively, are included in both unpaid loss and loss adjustment expense reserves and reinsurance recoverable included within Investing, Financing, and Corporate.

(2)	Other assets and other liabilities are not separately identifiable at the segment level and have therefore been included within the investing, financing, and corporate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

The following tables provide net written premiums, earned premiums and underwriting ratios for OneBeacon's insurance operations by reportable segment and in total, for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Insurance Operations			Insurance Operations
($ in millions)	Specialty Products	Specialty Industries	Consolidated	Specialty Products	Specialty Industries	Consolidated
Net written premiums	$159.7	$161.5	$321.2	$139.5	$156.4	$295.9
Earned premiums	166.5	152.8	319.3	145.9	145.0	290.9
Underwriting ratios:(1)
Loss and LAE	59.8%	62.1%	60.9%	69.5%	58.5%	64.0%
Expense	30.7	38.0	34.2	31.6	38.0	34.8
Total combined ratio	90.5%	100.1%	95.1%	101.1%	96.5%	98.8%

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Insurance Operations			Insurance Operations
($ in millions)	Specialty Products	Specialty Industries	Consolidated	Specialty Products	Specialty Industries	Consolidated
Net written premiums	$293.3	$315.0	$608.3	$300.3	$306.7	$607.0
Earned premiums	302.6	303.3	605.9	281.3	286.1	567.4
Underwriting ratios:(1)
Loss and LAE	57.4%	61.6%	59.5%	63.7%	54.6%	59.1%
Expense	33.0	38.3	35.7	31.9	37.6	34.8
Total combined ratio	90.4%	99.9%	95.2%	95.6%	92.2%	93.9%
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
In April 2014, the board of managers of the Qualified Plan's plan sponsor, a wholly-owned indirect subsidiary of the Company, voted to terminate the Qualified Plan as of June 30, 2014. The plan sponsor applied for a determination letter from the Internal Revenue Service ("IRS") with respect to the Qualified Plan's tax qualified status at termination and received a favorable determination letter from the IRS on July 23, 2015. The Company has not yet made a final determination if it will proceed with the plan termination and may decide either to revoke the plan termination or to proceed. If the plan termination does proceed, OneBeacon does not expect the impact of the termination to be material on the Company's financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

The components of net periodic benefit cost for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Service cost	$0.2	$0.2	$0.4	$0.3
Interest cost	1.1	1.1	2.3	2.3
Expected return on plan assets	(2.1)	(2.1)	(4.3)	(4.2)
Amortization of unrecognized loss	0.3	0.1	0.6	0.2
Net periodic pension income before special termination benefits	(0.5)	(0.7)	(1.0)	(1.4)
Special termination benefits expense(1)	—	—	—	0.3
Total net periodic benefit income	$(0.5)	$(0.7)	$(1.0)	$(1.1)
_______________________________________________________________________________

(1)	Special termination benefits for 2014 represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.
OneBeacon does not expect to make a contribution to its Qualified Plan in 2015. OneBeacon anticipates contributing $2.2 million to the Non-qualified Plan in 2015, for which OneBeacon has assets held in a rabbi trust. During the three and six months ended June 30, 2015, the Company contributed $0.5 million and $1.0 million, respectively, to the Non-qualified Plan.
NOTE 9. Employee Share-Based Incentive Compensation Plans
OneBeacon's share-based compensation plans include performance shares, restricted shares and restricted stock units, which are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. Performance shares and restricted stock units are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OneBeacon's deferred compensation plan. Restricted shares vest either annually in equal installments over the specified service period or cliff-vest in full after the 3-year service period, depending on the award. OneBeacon expenses the full cost of all its share-based compensation over the requisite service period. The Company recognized expense related to its share-based compensation plans of $1.1 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively, and $2.0 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

Performance Shares
The following summarizes performance share activity for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015		2014
($ in millions)	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
Beginning of period	462,147	$2.1	512,938	$3.6
Payments and deferrals	—	—	—	—
New awards	—	—	—	—
Forfeitures and net change in assumed forfeitures	—	—	—	—
Expense recognized	—	0.3	—	0.8
End of period	462,147	$2.4	512,938	$4.4

	Six months ended June 30,
	2015		2014
($ in millions)	Target OB Performance Shares outstanding	Accrued expense	Target OB Performance Shares outstanding	Accrued expense
Beginning of period	517,470	$3.4	493,421	$4.0
Payments and deferrals(1)	(181,290)	(1.5)	(142,138)	(1.0)
New awards	154,887	—	165,800	—
Forfeitures and net change in assumed forfeitures	(28,920)	—	(4,145)	—
Expense recognized	—	0.5	—	1.4
End of period	462,147	$2.4	512,938	$4.4
_______________________________________________________________________________

(1)
Performance share payments in 2015 for the 2012-2014 performance cycle were based upon a performance factor of 45.7%. Performance share payments in 2014 for the 2011-2013 performance cycle were based upon a performance factor of 37.1%.

The following summarizes performance shares outstanding and accrued performance share expense at June 30, 2015 for each performance cycle:

($ in millions)	Target OB Performance Shares outstanding	Accrued expense
Performance cycle:
2013 - 2015	167,300	$1.5
2014 - 2016	151,810	0.6
2015 - 2017	154,887	0.3
Subtotal	473,997	2.4
Assumed forfeitures	(11,850)	—
Total at June 30, 2015	462,147	$2.4
If 100% of the outstanding performance shares had been vested on June 30, 2015, the total additional compensation cost to be recognized would have been $2.8 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) at June 30, 2015.
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
The restricted shares contain dividend participation features and therefore are considered participating securities.
The following summarizes restricted shares activity for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015		2014
($ in millions)	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Beginning of period	390,950	$4.0	612,500	$5.7
New awards	—	—	—	—
Forfeitures	—	—	—	—
Vested	—	—	—	—
Expense recognized	—	(0.5)	—	(0.8)
End of period	390,950	$3.5	612,500	$4.9

	Six months ended June 30,
	2015		2014
($ in millions)	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Beginning of period	612,500	$3.5	915,000	$6.5
New awards	75,950	1.1	—	—
Forfeitures	(1,500)	—	(2,500)	—
Vested	(296,000)	—	(300,000)	—
Expense recognized	—	(1.1)	—	(1.6)
End of period	390,950	$3.5	612,500	$4.9
Restricted shares that vested during the six months ended June 30, 2015 and 2014 had a grant date fair value of $4.3 million for each period. No shares vested during the three months ended June 30, 2015 or 2014. As of June 30, 2015, unrecognized compensation expense of $3.5 million related to restricted stock awards is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock Units
On February 24, 2015, the Compensation Committee awarded to certain employees 207,848 restricted stock units ("RSUs"). During the three months ended June 30, 2015 an additional 6,582 RSUs were issued, increasing the outstanding RSUs, net of forfeitures, to 209,369 as of June 30, 2015. The RSUs are scheduled to vest in full on January 1, 2018, at which time the RSUs will be paid out in cash or shares at the discretion of the Compensation Committee. The expense associated with the RSUs, which is being recognized over the vesting period, was $0.3 million and $0.4 million for the three and six months ended June 30, 2015, respectively.
NOTE 10. Income Taxes
OneBeacon and its Bermuda-domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event that there is a change in the current law such that taxes are imposed, OneBeacon and its Bermuda-domiciled

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. Income Taxes

subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. OneBeacon also has subsidiaries that operate in Gibraltar, Luxembourg and the United States. U.S. operations are financed with a combination of debt and equity and the financing income currently accounts for the majority of non-U.S. earnings.
OneBeacon's income tax benefit (expense) related to pre-tax income from continuing operations for the three months ended June 30, 2015 and 2014, represented net effective tax rates of (31.0)% and 18.6%, respectively, and for the six months ended June 30, 2015 and 2014, represented net effective tax rates of 8.1% and 15.0%, respectively. The effective tax rates for the three and six months ended June 30, 2015 and 2014, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate. Additionally, the rate for the six months ended June 30, 2014 was impacted by a $5.0 million favorable settlement of the 2005-2006 IRS exam, as noted below. For the three months ended June 30, 2015 and 2014, the effective tax rate on non-U.S. income was 1.8% and 1.1%, respectively, and for the six months ended June 30, 2015 and 2014, the effective tax rate on non-U.S. income was 1.4% and 1.1%, respectively.
In arriving at the effective tax rate for the three and six months ended June 30, 2015 and 2014, OneBeacon forecasted all income and expense items including the realized and change in unrealized investment gains for the years ending December 31, 2015 and 2014, and included these gains in the effective tax rate calculation.
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
On July 28, 2011, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2007, 2008 and 2009. On July 17, 2013, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. The estimated total assessment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $74.8 million. However, $60.2 million of the proposed adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority. OneBeacon disagrees with the adjustments proposed by the IRS and is defending its position. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. When ultimately settled, OneBeacon does not expect the resolution of this examination to result in a material adverse change to its financial position.
On September 5, 2013, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2010, 2011 and 2012. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.
NOTE 11. Fair Value of Financial Instruments
OneBeacon carries its financial instruments on its balance sheet at fair value with the exception of its investment in qualified affordable housing projects, which is accounted for using the proportional amortization method, and fixed-rate, long-term indebtedness. For certain financial instruments where quoted market prices are not available, other independent valuation techniques and assumptions are used. Because considerable judgment is used, these estimates are not necessarily indicative of amounts that could be realized in a current market exchange. Certain financial instruments are excluded from disclosure, including insurance contracts.
As of June 30, 2015 and December 31, 2014, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $280.4 million and $286.0 million, respectively, which compared to a carrying value of $274.7 million as of both June 30, 2015 and December 31, 2014. The fair value measurement of the 2012 Senior Notes is classified as Level 2 in the valuation hierarchy.
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
The following summarizes significant ongoing non-claims related litigation or arbitration as of June 30, 2015:
Runoff Transaction
Subsequent to the closing of the Runoff Transaction, on January 22, 2015, three holders of insurance policies issued by the companies the Company sold to Armour in the Runoff Transaction filed a Petition for Review with the Commonwealth Court of Pennsylvania ("Commonwealth Court") requesting that the Commonwealth Court vacate the Pennsylvania Insurance Department’s ("Department") orders approving the Runoff Transaction and denying their right to intervene in the Department’s regulatory review of the Runoff Transaction. The Company believes the claims made by the petitioners are without merit and has intervened in the proceedings before the Commonwealth Court to vigorously defend the propriety of the Department’s orders in their entirety. The Company believes that the possibility is remote that these proceedings could result in an adverse outcome or have a material financial impact on the Company’s financial position in the future.
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
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of June 30, 2015, as the amount of loss, if any, cannot be reasonably estimated.

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
The following table outlines the Company's computation of earnings per share for net income from continuing operations attributable to OneBeacon's common shareholders for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Earnings attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders	$3.3	$25.3	$27.5	$72.6
Allocation of income for participating unvested restricted common shares	—	(0.1)	(0.1)	(0.5)
Dividends paid on participating restricted common shares	—	(0.1)	(0.1)	(0.2)
Total allocation to restricted common shares	—	(0.2)	(0.2)	(0.7)
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$3.3	$25.1	$27.3	$71.9

Undistributed (over-distributed) net earnings (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$3.3	$25.1	$27.3	$71.9
Dividends paid, net of restricted common share amounts	(20.0)	(19.9)	(39.9)	(39.8)
Total undistributed (over-distributed) net earnings, net of restricted common share amounts	$(16.7)	$5.2	$(12.6)	$32.1

Earnings per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.3	95.3	95.3	95.3
Weighted average unvested restricted common shares(1)	(0.4)	(0.6)	(0.5)	(0.7)
Basic and diluted earnings per share denominator	94.9	94.7	94.8	94.6

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income from continuing operations attributable to OneBeacon's common shareholders	$0.03	$0.26	$0.29	$0.76
Dividends declared and paid	(0.21)	(0.21)	(0.42)	(0.42)
Undistributed (over-distributed) earnings	$(0.18)	$0.05	$(0.13)	$0.34
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.
Basic and diluted income per share amounts for discontinued operations are included in Note 15—"Discontinued Operations."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the six months ended June 30, 2015 and 2014, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million as of June 30, 2015.
During the six months ended June 30, 2015 and 2014, the Company repurchased 112,051 and 106,366 common shares, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.
Dividends on Common Shares
During the six months ended June 30, 2015 and 2014, the Company declared and paid cash dividends to OneBeacon shareholders of $40.0 million, or $0.42 per common share, for each period.
Accumulated Other Comprehensive Loss
The Company recorded the following changes to accumulated other comprehensive loss for net increases in net benefit plan assets and obligations during the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
($ in millions)	2015	2014
Net change in benefit plan assets and obligations	$0.6	$0.2
Income tax expense	(0.2)	(0.1)
Net change in benefit plan assets and obligations, net of tax	$0.4	$0.1
NOTE 15. Discontinued Operations
Runoff Business
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" and Note 2—"Acquisitions and Dispositions," on December 23, 2014, OneBeacon completed the sale of its Runoff Business to Armour. During the second quarter of 2015, the Company recorded the final settlement of certain post-closing items related to the Runoff Transaction, resulting in a positive adjustment to the loss on sale of $0.3 million after-tax.
Prior to the closing of the Runoff Transaction, Bedivere distributed ASIC to its immediate parent, as well as cash and investments such that Bedivere contained the target capital on the date of sale pursuant to the stock purchase agreement. In conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. These notes are included in other investments on OneBeacon's consolidated balance sheet as of June 30, 2015 and December 31, 2014 and had a fair value of $66.3 million and $65.1 million, respectively (see Note 5—"Investment Securities" for further disclosures regarding these surplus notes).
The vast majority of the gross and net run-off unpaid loss and LAE reserves were included in the entities that were transferred to Armour. As of June 30, 2015 and December 31, 2014, gross loss and LAE reserves of $18.6 million and $23.8 million, respectively, related to the Runoff Business were ceded to Bedivere, an indirect wholly-owned subsidiary of Armour beginning December 23, 2014, by way of a 100% quota share agreement with ASIC.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Net written premiums	$—	$(0.1)	$—	$(0.2)
Revenues
Earned premiums	$—	$(0.1)	$—	$(0.2)
Other revenues (expenses)	(0.2)	—	(0.3)	—
Total revenues	(0.2)	(0.1)	(0.3)	(0.2)
Expenses
Loss and loss adjustment expenses	—	(0.7)	—	(0.7)
Other underwriting expenses	—	0.7	—	1.4
Total expenses	—	—	—	0.7
Pre-tax loss	(0.2)	(0.1)	(0.3)	(0.9)
Income tax benefit	—	—	—	0.3
Loss from discontinued operations, net of tax	(0.2)	(0.1)	(0.3)	(0.6)
(Loss) gain from sale of discontinued operations, net of tax	0.3	(0.5)	0.3	(0.5)
Net (loss) income from discontinued operations, net of tax	$0.1	$(0.6)	$—	$(1.1)
The loss from discontinued operations, net of tax, of $0.2 million and $0.3 million for the three and six months ended June 30, 2015, respectively, was the result of post-closing expenses incurred in connection with the Runoff Business. The loss from discontinued operations of $0.1 million and $0.6 million for the three and six months ended June 30, 2014, respectively, was a result of non-claims expenses related to the Runoff Business, including dedicated staff, and partially offset by favorable activity in loss and LAE.
The gain from sale of discontinued operations, net of tax, of $0.3 million for both the three and six months ended June 30, 2015 represents a positive adjustment to the estimated loss on sale taking into consideration the final settlement of certain post-closing items.
The loss from sale of discontinued operations, net of tax, was $0.5 million for both the three and six months ended June 30, 2014. The adjustment to the loss on sale in the 2014 periods related to the net effect of two items. First, the Company reduced its estimate of the fair value of the surplus notes expected to be issued at the closing of the Runoff Transaction based on our internal valuation model which, as of June 30, 2014, was $8.2 million pre-tax ($5.3 million, after-tax) less than par value of the surplus notes, resulting in a corresponding increase to the estimated loss on sale. Second, the stock purchase agreement was revised during the second quarter of 2014 in part to increase the cap on seller financing, which resulted in the Company recording a $7.4 million reserve charge ($4.8 million after-tax) as a reduction to the estimated loss on sale of discontinued operations.
These changes resulted in a net increase in the estimated loss on sale at that time of $0.8 million ($0.5 million after-tax) during the second quarter of 2014.
OneBeacon made loss and LAE payments related to the Runoff Business of $17.7 million and $28.8 million for the three and six months ended June 30, 2014, respectively, and made no such payments after the transaction closed on December 23, 2014.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

The following table outlines the computation of loss per share for discontinued operations attributable to OneBeacon's common shareholders for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
(Loss) income attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net (loss) income from discontinued operations attributable to OneBeacon's common shareholders	$0.1	$(0.6)	$—	$(1.1)
Allocation of loss for participating unvested restricted common shares	—	—	—	—
Net (loss) income from discontinued operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$0.1	$(0.6)	$—	$(1.1)

Loss per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.3	95.3	95.3	95.3
Weighted average unvested restricted common shares(1)	(0.4)	(0.6)	(0.5)	(0.7)
Basic and diluted loss per share denominator	94.9	94.7	94.8	94.6

Loss per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Loss from discontinued operations attributable to OneBeacon's common shareholders per share	$—	$—	$—	$(0.01)
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH. The following tables present OneBeacon's consolidating balance sheets as of June 30, 2015 and December 31, 2014 and statements of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet As of June 30, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,941.1	$—	$—	$1,941.1
Short-term investments, at amortized cost (which approximates fair value)	1.1	155.1	1.7	—	157.9
Common equity securities, at fair value	—	304.3	—	—	304.3
Convertible fixed maturity investments, at fair value	—	—	—	—	—
Other investments	—	174.9	—	—	174.9
Total investment securities	1.1	2,575.4	1.7	—	2,578.2
Cash	—	106.1	0.1	—	106.2
Reinsurance recoverables	—	168.0	—	—	168.0
Premiums receivable	—	292.2	—	—	292.2
Funds held under reinsurance contracts	—	49.3	—	—	49.3
Deferred acquisition costs	—	111.8	—	—	111.8
Net deferred tax asset	—	136.5	—	—	136.5
Investment income accrued	—	10.3	—	—	10.3
Accounts receivable on unsettled investment sales	—	1.1	—	—	1.1
Investments in subsidiaries	1,032.9	—	1,020.2	(2,053.1)	—
Other assets	0.6	204.4	3.6	0.1	208.7
Total assets	$1,034.6	$3,655.1	$1,025.6	$(2,053.0)	$3,662.3
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,350.8	$—	$—	$1,350.8
Unearned premiums	—	616.2	—	—	616.2
Funds held under insurance contracts	—	102.6	—	—	102.6
Debt	—	—	274.7	—	274.7
Accounts payable on unsettled investment purchases	—	20.1	—	—	20.1
Other liabilities	1.4	253.8	6.0	—	261.2
Total liabilities	1.4	2,343.5	280.7	—	2,625.6
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,033.2	1,308.1	744.9	(2,053.0)	1,033.2
Total noncontrolling interests	—	3.5	—	—	3.5
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,033.2	1,311.6	744.9	(2,053.0)	1,036.7
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,034.6	$3,655.1	$1,025.6	$(2,053.0)	$3,662.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Balance Sheet As of December 31, 2014 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,799.8	$—	$—	$1,799.8
Short-term investments, at amortized cost (which approximates fair value)	18.4	182.5	1.3	—	202.2
Common equity securities, at fair value	—	320.0	—	—	320.0
Convertible fixed maturity investments, at fair value	—	5.0	—	—	5.0
Other investments	—	198.8	—	—	198.8
Total investment securities	18.4	2,506.1	1.3	—	2,525.8
Cash	—	87.0	—	—	87.0
Reinsurance recoverables	—	173.8	—	—	173.8
Premiums receivable	—	241.5	—	—	241.5
Funds held under reinsurance contracts	—	37.1	—	—	37.1
Deferred acquisition costs	—	103.2	—		103.2
Net deferred tax asset	—	131.7	—	0.1	131.8
Investment income accrued	—	10.0	—	—	10.0
Accounts receivable on unsettled investment sales	—	7.2	—	—	7.2
Investments in subsidiaries	1,027.4	—	1,053.0	(2,080.4)	—
Other assets	0.3	198.0	4.4	—	202.7
Assets held for sale	—	58.1	—	—	58.1
Total assets	$1,046.1	$3,553.7	$1,058.7	$(2,080.3)	$3,578.2
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,342.2	$—	$—	$1,342.2
Unearned premiums	—	588.3	—	—	588.3
Funds held under insurance contracts	—	81.0	—	—	81.0
Debt	—	—	274.7	—	274.7
Accounts payable on unsettled investment purchases	—	0.5	—	—	0.5
Other liabilities	0.3	234.8	7.1	—	242.2
Total liabilities	0.3	2,246.8	281.8	—	2,528.9
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,045.8	1,303.4	776.9	(2,080.3)	1,045.8
Total noncontrolling interests	—	3.5	—	—	3.5
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,045.8	1,306.9	776.9	(2,080.3)	1,049.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,046.1	$3,553.7	$1,058.7	$(2,080.3)	$3,578.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Three months ended June 30, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$319.3	$—	$—	$319.3
Net investment income	—	10.1	—	—	10.1
Net realized and change in unrealized investment gains	—	(14.0)	—	—	(14.0)
Net other revenues (expenses)	—	(1.2)	—	—	(1.2)
Total revenues	—	314.2	—	—	314.2
Expenses
Loss and loss adjustment expenses	—	194.5	—	—	194.5
Policy acquisition expenses	—	56.4	—	—	56.4
Other underwriting expenses	—	52.9	—	—	52.9
General and administrative expenses	1.3	2.9	—	—	4.2
Interest expense	—	—	3.3	—	3.3
Total expenses	1.3	306.7	3.3	—	311.3
Pre-tax income (loss) from continuing operations	(1.3)	7.5	(3.3)	—	2.9
Income tax (expense) benefit	—	(0.1)	1.0	—	0.9
Net income (loss) from continuing operations	(1.3)	7.4	(2.3)	—	3.8
Loss from discontinued operations, net of tax	—	(0.2)	—	—	(0.2)
Gain from sale of discontinued operations, net of tax	—	0.3	—	—	0.3
Income (loss) before equity in earnings of unconsolidated affiliates	(1.3)	7.5	(2.3)	—	3.9
Equity in earnings of subsidiaries, net of tax	4.7	—	0.3	(5.0)	—
Net income (loss) including noncontrolling interests	3.4	7.5	(2.0)	(5.0)	3.9
Less: Net income attributable to noncontrolling interests	—	(0.5)	—	—	(0.5)
Net income (loss) attributable to OneBeacon's common shareholders	3.4	7.0	(2.0)	(5.0)	3.4
Other comprehensive income, net of tax	0.2	—	0.2	(0.2)	0.2
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$3.6	$7.0	$(1.8)	$(5.2)	$3.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Three months ended June 30, 2014 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$290.9	$—	$—	$290.9
Net investment income	—	12.4	0.1	(0.3)	12.2
Net realized and change in unrealized investment gains	—	22.7	—	(0.8)	21.9
Net other revenues	—	1.0	—	—	1.0
Total revenues	—	327.0	0.1	(1.1)	326.0
Expenses
Loss and loss adjustment expenses	—	186.1	—	—	186.1
Policy acquisition expenses	—	49.6	—	—	49.6
Other underwriting expenses	—	51.7	—	—	51.7
General and administrative expenses	1.9	1.6	0.1	—	3.6
Interest expense	—	—	3.6	(0.3)	3.3
Total expenses	1.9	289.0	3.7	(0.3)	294.3
Pre-tax income (loss) from continuing operations	(1.9)	38.0	(3.6)	(0.8)	31.7
Income tax (expense) benefit	—	(7.8)	1.6	0.3	(5.9)
Net income (loss) from continuing operations	(1.9)	30.2	(2.0)	(0.5)	25.8
Loss from discontinued operations, net of tax	—	(0.1)	—	—	(0.1)
Loss from sale of discontinued operations, net of tax	—	(0.5)	—	—	(0.5)
Net income (loss) before equity in earnings of unconsolidated affiliates	(1.9)	29.6	(2.0)	(0.5)	25.2
Equity in earnings of subsidiaries, net of tax	26.6	—	11.8	(38.4)	—
Net income including noncontrolling interests	24.7	29.6	9.8	(38.9)	25.2
Less: Net income attributable to noncontrolling interests	—	(0.5)	—	—	(0.5)
Net income attributable to OneBeacon's common shareholders	24.7	29.1	9.8	(38.9)	24.7
Other comprehensive income, net of tax	0.1	—	0.1	(0.1)	0.1
Comprehensive income attributable to OneBeacon's common shareholders	$24.8	$29.1	$9.9	$(39.0)	$24.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Six months ended June 30, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$605.9	$—	$—	$605.9
Net investment income	—	20.6	—	—	20.6
Net realized and change in unrealized investment gains	—	0.2	—	—	0.2
Net other revenues (expenses)	—	(4.3)	—	—	(4.3)
Total revenues	—	622.4	—	—	622.4
Expenses
Loss and loss adjustment expenses	—	360.4	—	—	360.4
Policy acquisition expenses	—	107.4	—	—	107.4
Other underwriting expenses	—	108.8	—	—	108.8
General and administrative expenses	2.6	5.6	0.1	—	8.3
Interest expense	—	—	6.5	—	6.5
Total expenses	2.6	582.2	6.6	—	591.4
Pre-tax income (loss) from continuing operations	(2.6)	40.2	(6.6)	—	31.0
Income tax (expense) benefit	—	(4.9)	2.4	—	(2.5)
Net income (loss) from continuing operations	(2.6)	35.3	(4.2)	—	28.5
Loss from discontinued operations, net of tax	—	(0.3)	—	—	(0.3)
Gain from sale of discontinued operations, net of tax	—	0.3	—	—	0.3
Income (loss) before equity in earnings of unconsolidated affiliates	(2.6)	35.3	(4.2)	—	28.5
Equity in earnings of subsidiaries, net of tax	30.1	—	12.9	(43.0)	—
Net income including noncontrolling interests	27.5	35.3	8.7	(43.0)	28.5
Less: Net income attributable to noncontrolling interests	—	(1.0)	—	—	(1.0)
Net income attributable to OneBeacon's common shareholders	27.5	34.3	8.7	(43.0)	27.5
Other comprehensive income, net of tax	0.4	—	0.4	(0.4)	0.4
Comprehensive income attributable to OneBeacon's common shareholders	$27.9	$34.3	$9.1	$(43.4)	$27.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Six months ended June 30, 2014 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$567.4	$—	$—	$567.4
Net investment income	—	23.1	0.1	(0.6)	22.6
Net realized and change in unrealized investment gains	—	42.1	—	(1.3)	40.8
Net other revenues	—	2.0	—	—	2.0
Total revenues	—	634.6	0.1	(1.9)	632.8
Expenses
Loss and loss adjustment expenses	—	335.5	—	—	335.5
Policy acquisition expenses	—	96.3	—	—	96.3
Other underwriting expenses	—	101.1	—	—	101.1
General and administrative expenses	3.5	3.2	0.2	—	6.9
Interest expense	—	—	7.1	(0.6)	6.5
Total expenses	3.5	536.1	7.3	(0.6)	546.3
Pre-tax income (loss) from continuing operations	(3.5)	98.5	(7.2)	(1.3)	86.5
Income tax (expense) benefit	—	(16.7)	3.2	0.5	(13.0)
Net income (loss) from continuing operations	(3.5)	81.8	(4.0)	(0.8)	73.5
Loss from discontinued operations, net of tax	—	(0.6)	—	—	(0.6)
Loss from sale of discontinued operations, net of tax	—	(0.5)	—	—	(0.5)
Net income (loss) before equity in earnings of unconsolidated affiliates	(3.5)	80.7	(4.0)	(0.8)	72.4
Equity in earnings of subsidiaries, net of tax	75.0	—	52.9	(127.9)	—
Net income including noncontrolling interests	71.5	80.7	48.9	(128.7)	72.4
Less: Net income attributable to noncontrolling interests	—	(0.9)	—	—	(0.9)
Net income attributable to OneBeacon's common shareholders	71.5	79.8	48.9	(128.7)	71.5
Other comprehensive income, net of tax	0.1	—	0.1	(0.1)	0.1
Comprehensive income attributable to OneBeacon's common shareholders	$71.6	$79.8	$49.0	$(128.8)	$71.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows Six months ended June 30, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Cash flows from operations:
Net income including noncontrolling interests	$27.5	$35.3	$8.7	$(43.0)	$28.5
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(30.1)	—	(12.9)	43.0	—
Net loss from discontinued operations	—	0.3	—	—	0.3
Net gain from sale of discontinued operations	—	(0.3)	—	—	(0.3)
Net realized and change in unrealized investment gains	—	(0.2)	—	—	(0.2)
Net adjustment to gain on sale of business	—	3.7	—	—	3.7
Deferred income tax benefit	—	(3.8)	—	—	(3.8)
Dividends received from subsidiaries	25.0	39.9	44.9	(109.8)	—
Other operating items:
Net change in loss and LAE reserves	—	8.6	—	—	8.6
Net change in unearned premiums	—	27.9	—	—	27.9
Net change in premiums receivable	—	(50.7)	—	—	(50.7)
Net change in reinsurance recoverables on paid and unpaid losses	—	5.8	—	—	5.8
Net change in funds held under reinsurance contracts	—	(12.2)	—	—	(12.2)
Net change in funds held under insurance contracts	—	21.6	—	—	21.6
Net change in other assets and liabilities	1.9	12.6	(0.9)	—	13.6
Net cash provided from (used for) operations—continuing operations	24.3	88.5	39.8	(109.8)	42.8
Net cash used for operations—discontinued operations	—	(0.3)	—	—	(0.3)
Net cash provided from (used for) operations	24.3	88.2	39.8	(109.8)	42.5
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	17.3	26.6	0.4	—	44.3
Maturities of fixed maturity investments	—	115.8	—	—	115.8
Sales of fixed maturity investments	—	361.0	29.7	59.3	450.0
Sales of common equity securities	—	268.1	—	—	268.1
Sales of convertible fixed maturity investments	—	6.1	—	—	6.1
Return of capital and distributions of other investments	—	22.1	—	—	22.1
Purchases of fixed maturity investments	—	(624.9)	(29.9)	(59.3)	(714.1)
Purchases of common equity securities	—	(248.7)	—	—	(248.7)
Purchases of convertible fixed maturity investments	—	(0.8)	—	—	(0.8)
Contributions for other investments	—	(2.5)	—	—	(2.5)
Net change in unsettled investment purchases and sales	—	25.8	—	—	25.8
Proceeds from sale of property and equipment	—	56.8	—	—	56.8
Net acquisitions of property and equipment	—	(1.8)	—	—	(1.8)
Net cash provided from investing activities	17.3	3.6	0.2	—	21.1
Cash flows from financing activities:
Cash dividends paid to common shareholders	(40.0)	—	—	—	(40.0)
Cash dividends paid to parent	—	(69.9)	(39.9)	109.8	—
Repurchases and retirements of common stock	(1.6)	—	—	—	(1.6)
Payments on capital lease obligation	—	(2.8)	—	—	(2.8)
Net cash used for financing activities	(41.6)	(72.7)	(39.9)	109.8	(44.4)
Net increase in cash during period	—	19.1	0.1	—	19.2
Cash balance at beginning of period	—	87.0	—	—	87.0
Cash balance at end of period	$—	$106.1	$0.1	$—	$106.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows Six months ended June 30, 2014 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Cash flows from operations:
Net income including noncontrolling interests	$71.5	$80.7	$48.9	$(128.7)	$72.4
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(75.0)	—	(52.9)	127.9	—
Net loss from discontinued operations	—	0.6	—	—	0.6
Net loss from sale of discontinued operations	—	0.5	—	—	0.5
Net realized and change in unrealized investment gains	—	(42.1)	—	1.3	(40.8)
Deferred income tax expense	—	13.0	—	(0.4)	12.6
Dividends received from subsidiaries	30.0	—	5.0	(35.0)	—
Other operating items:
Net change in loss and LAE reserves	—	71.1	—	—	71.1
Net change in unearned premiums	—	47.0	—	—	47.0
Net change in premiums receivable	—	(47.8)	—	—	(47.8)
Net change in reinsurance recoverables on paid and unpaid losses	—	(5.4)	—	—	(5.4)
Net change in funds held under reinsurance contracts	—	(30.0)	—	—	(30.0)
Net change in funds held under insurance contracts	—	(0.3)	—	—	(0.3)
Net change in other assets and liabilities	2.6	(24.4)	(2.5)	(0.1)	(24.4)
Net cash provided from (used for) operations—continuing operations	29.1	62.9	(1.5)	(35.0)	55.5
Net cash used for operations—discontinued operations	—	(33.9)	—	—	(33.9)
Net cash provided from (used for) operations	29.1	29.0	(1.5)	(35.0)	21.6
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	12.7	65.4	2.0	—	80.1
Maturities of fixed maturity investments	—	185.6	—	—	185.6
Sales of fixed maturity investments	—	844.2	6.7	—	850.9
Sales of common equity securities	—	47.6	—	—	47.6
Sales of convertible fixed maturity investments	—	12.2	—	—	12.2
Return of capital and distributions of other investments	—	3.2	—	—	3.2
Purchases of fixed maturity investments	—	(1,093.2)	(8.7)	—	(1,101.9)
Purchases of common equity securities	—	(48.7)	—	—	(48.7)
Purchases of convertible fixed maturity investments	—	(8.4)	—	—	(8.4)
Contributions for other investments	—	(3.3)	—	—	(3.3)
Net change in unsettled investment purchases and sales	—	(31.8)	—	—	(31.8)
Net acquisitions of property and equipment	—	(0.7)	—	—	(0.7)
Net cash provided from (used for) investing activities	12.7	(27.9)	—	—	(15.2)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(40.0)	—	—	—	(40.0)
Cash dividends paid to parent	—	(35.0)	—	35.0	—
Repurchases and retirements of common stock	(1.8)	—	—	—	(1.8)
Payments on capital lease obligation	—	(2.6)	—	—	(2.6)
Net cash used for financing activities	(41.8)	(37.6)	—	35.0	(44.4)
Net decrease in cash during period	—	(36.5)	(1.5)	—	(38.0)
Cash balance at beginning of period	—	166.6	1.5	—	168.1
Cash balance at end of period	$—	$130.1	$—	$—	$130.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. Subsequent Events

On July 31, 2015, the Company exited the its multiple peril crop insurance ("MPCI") and its related crop-hail business (collectively, "Crop Business") due to the sale of its exclusive managing general agency, Climate Crop Insurance Agency, to an affiliate of AmTrust Financial Services, Inc. (“AmTrust”). As a result of the sale, OneBeacon and Climate Crop Insurance Agency agreed to terminate the existing five year agreement early and OneBeacon received a payment of $3.0 million in consideration. Also related to the sale, OneBeacon has withdrawn its 2016 Plan of Operations, which previously authorized it to write MPCI for the 2016 Reinsurance Year (July 1, 2015 to June 30, 2016) and affiliates of AmTrust will reinsure the Company’s remaining net Crop Business exposure for the 2015 Reinsurance Year (July 1, 2014 to June 30, 2015) under related 100% quota share reinsurance agreements.

During the six months ended June 30, 2015, OneBeacon recorded net written premiums related to the Crop Business of $26.6 million and a net pre-tax underwriting loss of $1.3 million (excluding allocated other underwriting expenses of $1.5 million). During the year ended December 31, 2014, OneBeacon recorded net written premiums related to the Crop Business of $35.1 million and a net pre-tax underwriting loss of $3.5 million (excluding allocated other underwriting expenses of $1.0 million).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 66 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
Overview—Three months ended June 30, 2015 versus three months ended June 30, 2014
We ended the second quarter of 2015 with a book value per share of $10.85, reflecting a 0.5% increase, including a quarterly dividend of $0.21 per share, for the three months ended June 30, 2015.
Net income attributable to OneBeacon's common shareholders was $3.4 million for the second quarter of 2015, compared to $24.7 million for the second quarter of 2014. Pre-tax underwriting income was $15.5 million for the second quarter of 2015, reflecting a combined ratio of 95.1%, compared to pre-tax underwriting income of $3.5 million for the second quarter of 2014, reflecting a combined ratio of 98.8%. Pre-tax net investment return was negative $3.9 million for the second quarter of 2015, representing a (0.1)% total return on average invested assets, compared to a positive $34.1 million for the second quarter of 2014, representing a 1.4% total return on average invested assets.
Overview—Six months ended June 30, 2015 versus six months ended June 30, 2014
We ended the first six months of 2015 with a book value per share of $10.85, reflecting a 2.8% increase on an internal rate of return basis, including a quarterly dividend of $0.21 per share, for the six months ended June 30, 2015.
Net income attributable to OneBeacon's common shareholders was $27.5 million for the first six months of 2015, compared to $71.5 million for the first six months of 2014. Pre-tax underwriting income was $29.3 million for the first six months of 2015, reflecting a combined ratio of 95.2%, compared to pre-tax underwriting income of $34.5 million for the first six months of 2014, reflecting a combined ratio of 93.9%. Pre-tax net investment results were $20.8 million for the first six months of 2015, representing a 0.9% total return on average invested assets, compared to $63.4 million for the first six months of 2014, representing a 2.5% total return on average invested assets.
Our net income for the six months ended June 30, 2015 was adversely impacted by a $3.7 million negative pre-tax adjustment to the gain on the 2013 sale of Essentia Insurance Company (Essentia) in connection with an assessment from the Michigan Catastrophic Claims Association (MCCA) paid to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia.
In the comparative prior year period, our net income included a $5.0 million tax benefit resulting from the settlement of an IRS examination for tax years 2005 and 2006.
Book Value Per Share
The following table presents our book value per share:

(in millions except per share amounts)	June 30, 2015	March 31, 2015	December 31, 2014
Numerator
OneBeacon's common shareholders' equity	$1,033.2	$1,049.1	$1,045.8
Denominator
Common shares outstanding(1)	95.3	95.3	95.3
Book value per share(1)	$10.85	$11.01	$10.97

Dividends paid per share, year-to-date	$0.42	$0.21	$0.84
_______________________________________________________________________________

(1)	Common shares outstanding includes unvested restricted shares.
Results of Operations

Review of Consolidated Results
A summary of our consolidated financial results for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Net written premiums	$321.2	$295.9	$608.3	$607.0
Revenues
Earned premiums	$319.3	$290.9	$605.9	$567.4
Net investment income	10.1	12.2	20.6	22.6
Net realized and change in unrealized investment gains	(14.0)	21.9	0.2	40.8
Net other revenues (expenses)	(1.2)	1.0	(4.3)	2.0
Total revenues	314.2	326.0	622.4	632.8
Expenses
Loss and loss adjustment expense (LAE)	194.5	186.1	360.4	335.5
Policy acquisition expenses	56.4	49.6	107.4	96.3
Other underwriting expenses	52.9	51.7	108.8	101.1
General and administrative expenses	4.2	3.6	8.3	6.9
Interest expense	3.3	3.3	6.5	6.5
Total expenses	311.3	294.3	591.4	546.3
Pre-tax income from continuing operations	2.9	31.7	31.0	86.5
Income tax benefit (expense)	0.9	(5.9)	(2.5)	(13.0)
Net income from continuing operations	3.8	25.8	28.5	73.5
Loss from discontinued operations, net of tax	(0.2)	(0.1)	(0.3)	(0.6)
Loss (gain) from sale of discontinued operations, net of tax	0.3	(0.5)	0.3	(0.5)
Net income including noncontrolling interests	3.9	25.2	28.5	72.4
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)	(1.0)	(0.9)
Net income attributable to OneBeacon's common shareholders	3.4	24.7	27.5	71.5
Other comprehensive income, net of tax	0.2	0.1	0.4	0.1
Comprehensive income attributable to OneBeacon's common shareholders	$3.6	$24.8	$27.9	$71.6
A summary of our consolidated underwriting income and pre-tax income from continuing operations is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Earned premiums	$319.3	$290.9	$605.9	$567.4
Loss and LAE	(194.5)	(186.1)	(360.4)	(335.5)
Policy acquisition expenses	(56.4)	(49.6)	(107.4)	(96.3)
Other underwriting expenses	(52.9)	(51.7)	(108.8)	(101.1)
Pre-tax underwriting income	15.5	3.5	29.3	34.5
Net investment income	10.1	12.2	20.6	22.6
Net realized and change in unrealized investment gains	(14.0)	21.9	0.2	40.8
Net other revenues (expenses)	(1.2)	1.0	(4.3)	2.0
General and administrative expenses	(4.2)	(3.6)	(8.3)	(6.9)
Interest expense	(3.3)	(3.3)	(6.5)	(6.5)
Pre-tax income from continuing operations	$2.9	$31.7	$31.0	$86.5

The following table provides our consolidated underwriting ratios for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Underwriting ratios:
Loss and LAE	60.9%	64.0%	59.5%	59.1%
Expense	34.2	34.8	35.7	34.8
Total combined ratio	95.1%	98.8%	95.2%	93.9%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended June 30,		Six months ended June 30,
(Favorable) unfavorable impact	2015	2014	2015	2014
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.8 pts	1.4 pts	1.9 pts	1.2 pts
Prior year loss reserve development	—	2.9 pts	(0.3) pts	1.2 pts
Consolidated Results—Three months ended June 30, 2015 versus three months ended June 30, 2014
Our comprehensive income attributable to OneBeacon's common shareholders of $3.6 million for the second quarter of 2015 decreased $21.2 million compared to the second quarter of 2014, with the change driven primarily by a $38.0 million decrease in pre-tax investment results due to lower net realized and change in unrealized gains in our fixed maturity investments and common equity securities portfolios driven by market conditions, and to a lesser extent, the other investment portfolio. The decreased pre-tax investment results were partially offset by a $12.0 million increase in pre-tax underwriting income as the second quarter of 2014 was significantly impacted by large losses in Specialty Property, Other Professional Lines, and Management Liability, while the 2015 period was not impacted to the same extent by large losses.
Our total revenues of $314.2 million for the second quarter of 2015 decreased $11.8 million from $326.0 million for the 2014 period, due primarily to the $38.0 million decrease in pre-tax investment results. The decrease in total revenues from pre-tax investment results was partially offset by an increase in earned premiums of $28.4 million, or 9.8%, primarily from our Programs underwriting operating segment. Total expenses increased to $311.3 million for the second quarter of 2015 from $294.3 million for the comparative 2014 period driven by factors discussed below in "Underwriting Results."
Written Premiums
Consolidated net written premiums were $321.2 million in the second quarter of 2015, an increase of 8.5% from the comparative prior year period. The increase of 8.5% was driven by our newer Programs business ($21.2 million) and Crop ($12.6 million) due to the implementation of an earlier cutoff date for recording spring crop premiums which resulted in more net written premiums in the second quarter of 2015 than the comparative prior year period. These increases were partially offset by the exit from our lawyers liability business ($7.3 million), the termination of an affiliated reinsurance treaty ($4.5 million), and reinstatement premiums of $3.0 million.
Underwriting Results
Our pre-tax underwriting income was $15.5 million for the second quarter of 2015, compared to pre-tax underwriting income of $3.5 million for the second quarter of 2014.
Our combined ratio for the second quarter of 2015 of 95.1% reflected a 60.9% loss and LAE ratio and a 34.2% expense ratio, which compared to a combined ratio for the second quarter of 2014 of 98.8%, consisting of a 64.0% loss and LAE ratio and a 34.8% expense ratio.
The 3.1 point decrease in the loss and LAE ratio was driven by no net development on prior accident year losses compared to unfavorable development of $8.4 million, or 2.9 points in the prior year comparative period. For the second quarter of 2015 favorable development from several businesses, most notably Specialty Property and Surety, was offset by unfavorable development primarily due to a large claim in Entertainment and an increase in the frequency of small to medium losses within the ocean marine business within International Marine Underwriters (IMU). The $8.4 million, or 2.9 points, of net unfavorable loss reserve development for the second quarter of 2014, was driven by Other Professional Lines and Management Liability, as well as Entertainment, Government Risks and Accident, partially offset by favorable loss and LAE reserve development primarily in Specialty Property. The unfavorable development was driven by a few large claims. Current accident year non-catastrophe losses for the second quarter of 2015 were $188.9 million, or 59.1 points, compared to $173.5 million, or 59.7 points, for the 2014 period, reflecting the impact of a large loss in Specialty Property in the second quarter of 2014 more than offsetting increased current accident year non-catastrophe losses due to severe storms in the southern United States which adversely impacted the crop-hail product within the Crop business in the second quarter of 2015. Catastrophe losses were $5.6 million, or 1.8 points, for the second quarter of 2015, primarily resulting from wind and thunderstorms in the midwestern and southern United States, particularly Texas, compared to $4.2 million, or 1.4 points, for the second quarter of 2014, primarily resulting from storms late in the second quarter, as well as wind and thunderstorms in the midwestern and eastern United States.
The expense ratio decreased 0.6 points to 34.2% for the second quarter of 2015, compared to 34.8% for the second quarter of 2014, with the decrease driven by the beneficial impact of higher earned premiums in 2015 and, to a lesser extent, lower incentive compensation expense, with these decreases being partially offset by the prior year benefiting from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014.
Investments
Net investment income decreased to $10.1 million for the second quarter of 2015, compared to $12.2 million for the second quarter of 2014. Net realized and change in unrealized investment gains of negative $14.0 million, compared to a positive $21.9 million in the second quarter of 2014, driven by the fixed maturity investments portfolio due to the impact of increased interest rates in the period, and the common equity securities portfolio driven by lower relative equity market performance, and to a lesser extent, the other investment portfolio driven by unfavorable results in the energy sector private equity funds and a negative valuation adjustment on the surplus notes held resulting from the Runoff Transaction.
Other Revenues (Expenses)
The $2.2 million unfavorable change in other revenues (expenses) compared to the second quarter of 2014, was driven by a $1.6 million pre-tax write-off of certain capitalized software in the second quarter of 2015.
Income Taxes
Our income tax benefit (expense) related to pre-tax income from continuing operations for the three months ended June 30, 2015 and 2014 represented net effective tax rates of (31.0)% and 18.6%, respectively. The effective tax rates for the three months ended June 30, 2015 and 2014, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate. The effective tax rate on non-U.S. income for the three months ended June 30, 2015 and 2014 was 1.8% and 1.1%, respectively.
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
For the three months ended June 30, 2015 and 2014, our net combined ratio was higher than our gross combined ratio by 4.2 points and 4.4 points, respectively, as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
Consolidated Results—Six months ended June 30, 2015 versus six months ended June 30, 2014
Our comprehensive income attributable to OneBeacon's common shareholders of $27.9 million for the first six months of 2015 compared to $71.6 million for the first six months of 2014, with the change driven primarily by a $42.6 million decrease in pre-tax investment results due to higher net realized and change in unrealized gains in our common equity and fixed maturity investment portfolios, and to a lesser extent, the other investment portfolio.
Our total revenues of $622.4 million for the first six months of 2015 decreased $10.4 million from $632.8 million for the comparative 2014 period, due primarily to a decrease of $42.6 million in pre-tax investment results compared to the first six months of 2014 and an unfavorable change in other revenues (expenses) of $6.3 million, driven by a $3.7 million negative adjustment on the gain on the sale of Essentia in connection with the assessment from the MCCA payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia. These decreases were partially offset by an increase in earned premiums of $38.5 million, or 6.8%, driven primarily by increased earned premiums in our newer Programs and Surety businesses. Total expenses increased to $591.4 million for the first six months of 2015 from $546.3 million for the comparative 2014 period, driven by factors discussed below in "Underwriting Results."

Written Premiums
Consolidated net written premiums were $608.3 million in the first six months of 2015, a slight increase of 0.2% from the comparative prior year period as increases in our newer businesses of Programs and Surety were mostly offset by the exit from our lawyers liability business ($17.7 million) and the termination of an affiliated reinsurance treaty ($11.5 million).
Underwriting Results
Our pre-tax underwriting income was $29.3 million for the first six months of 2015, compared to pre-tax underwriting income of $34.5 million for the first six months of 2014.
Our combined ratio for the first six months of 2015 of 95.2% reflected a 59.5% loss and LAE ratio and a 35.7% expense ratio, which compared to a combined ratio for the first six months of 2014 of 93.9%, consisting of a 59.1% loss and LAE ratio and a 34.8% expense ratio.
The 0.4 point increase in the loss and LAE ratio was comprised of a 1.2 point increase in current accident year non-catastrophe losses and a 0.7 point increase in catastrophe losses offset by a 1.5 point favorable change in prior accident year development. Current accident year non-catastrophe losses for the first six months of 2015 were $351.0 million, or 57.9% loss and LAE ratio, compared to $321.5 million, or 56.7% loss and LAE ratio, for the 2014 period, reflecting an increase in that provision for the first six months of 2015 combined with the impact of severe storms in the southern United States, which adversely impacted the crop-hail product within Crop, more than offsetting the impact of a large loss in Specialty Property in the first six months of 2014. Net favorable prior year loss and LAE reserve development was $1.8 million, or 0.3 points, for the first six months of 2015, driven by favorable development from Crop resulting from the 2014 crop year and favorable development in several other businesses, most notably Technology, Specialty Property, Government Risks, and Surety. This favorable development was mostly offset by unfavorable development in Entertainment driven by several large losses and small to mid-sized claims and by losses within the Company's inland marine business within IMU resulting from a few large claims. This compared to $7.0 million, or 1.2 points, of net unfavorable loss reserve development for the first six months of 2014, primarily related to Management Liability and Other Professional Lines, as well as Entertainment, Government Risks and Accident, partially offset by favorable loss and LAE reserve development in Specialty Property, as well as its IMU underwriting operating segment. The unfavorable development was driven by a few large claims. Catastrophe losses were $11.2 million, or 1.9 points, for the first six months of 2015, primarily resulting from wind and thunderstorms in the midwestern and southern United States, particularly Texas, and winter storms in the northeastern United States, compared to $7.0 million, or 1.2 points, for the first six months of 2014, primarily resulting from storms late in the second quarter of 2014, as well as ice and snow storms in the midwestern and northeastern United States and wind and thunderstorms in the midwestern and eastern United States.
The expense ratio increased 0.9 points to 35.7% for the first six months of 2015, compared to the first six months of 2014, with the increase driven by the prior year benefiting from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014, and separation costs associated with senior management restructuring incurred in the current year. The increased expenses were partially offset by the beneficial impact of higher earned premiums in 2015 and, to a lesser extent, lower incentive compensation expense.
Investments
Net investment income decreased slightly to $20.6 million for the first six months of 2015, compared to $22.6 million for the first six months of 2014. Net realized and change in unrealized investment gains decreased to $0.2 million, compared to $40.8 million in the first six months of 2014, resulting from a decreased return in the first six months of 2015 in the common equity securities portfolio driven by lower relative equity market returns, the fixed maturity investments portfolio due to increased interest rates in the period, and to a lesser extent, the other investments portfolio due to unfavorable results in the energy sector private equity funds.
Other Revenues (Expenses)
The $6.3 million unfavorable change in other revenues (expenses) for the first six months of 2015, compared to the first six months of 2014, was driven by the $3.7 million negative adjustment to the pre-tax gain on the sale of Essentia in connection with the assessment from the MCCA payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia and a $1.6 million pre-tax write-off of certain capitalized software in the second quarter of 2015, as well as $2.9 million in Federal excise taxes incurred in the 2015 period compared to none in the prior year period. Also included in Other Expense in the 2015 period was an additional loss on the sale of real estate of $1.2 million.
Income Taxes
Our income tax expense related to pre-tax income from continuing operations for the six months ended June 30, 2015 and 2014 represented net effective tax rates of 8.1% and 15.0%, respectively. The effective tax rates for the six months ended June 30, 2015 and 2014, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the

United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate and, for the 2014 period, a $5.0 million favorable settlement of the 2005-2006 IRS exam. The effective tax rate on non-U.S. income for the six months ended June 30, 2015 and 2014 was 1.4% and 1.1%, respectively.
Reinsurance Protection
For the six months ended June 30, 2015 and 2014, our net combined ratio was higher than our gross combined ratio by 4.9 points and 4.1 points, respectively, as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
Summary of Operations By Segment
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of ten active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. During the first quarter of 2015, the Company restructured its former Professional Insurance underwriting operating segment into four separate underwriting operating segments: Healthcare, Management Liability, Financial Services and Other Professional Lines. Additionally, Specialty Products includes the Specialty Property, Environmental, Tuition Reimbursement, Crop, Programs, and Surety underwriting operating segments.
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
Specialty Products
Financial results for our Specialty Products reportable segment for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Net written premiums	$159.7	$139.5	$293.3	$300.3

Earned premiums	$166.5	$145.9	$302.6	$281.3
Loss and LAE	(99.6)	(101.3)	(173.7)	(179.3)
Policy acquisition expenses	(27.9)	(23.4)	(50.8)	(44.8)
Other underwriting expenses	(23.3)	(22.7)	(49.0)	(44.9)
Total underwriting income (loss)	15.7	(1.5)	29.1	12.3
Net other revenues	—	0.1	—	0.2
General and administrative expenses	—	—	—	0.1
Pre-tax income (loss) from continuing operations	$15.7	$(1.4)	$29.1	$12.6

The following table provides underwriting ratios for Specialty Products for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Underwriting ratios:
Loss and LAE	59.8%	69.5%	57.4%	63.7%
Expense	30.7	31.6	33.0	31.9
Total combined ratio	90.5%	101.1%	90.4%	95.6%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended June 30,		Six months ended June 30,
(Favorable) unfavorable impact	2015	2014	2015	2014
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	0.5 pts	1.3 pts	0.3 pts	1.1 pts
Prior year loss reserve development	(1.4) pts	2.3 pts	(2.1) pts	1.4 pts
Specialty Products—Three months ended June 30, 2015 versus three months ended June 30, 2014
Net written premiums for Specialty Products increased to $159.7 million for the second quarter of 2015 from $139.5 million for the comparative 2014 period, due to a $25.2 million increase in our newer Programs and Surety businesses and Crop ($12.6 million) due to the impact of an earlier cutoff date for recording spring crop premiums that now aligns with the dates prescribed for reporting information to the Risk Management Agency (RMA), which resulted in essentially all spring crop written premiums being recorded in the second quarter of 2015 versus, in 2014, premiums written were recognized as revenues commencing with the sales closing date, which approximated the inception of the planting season. These increases in the second quarter were partially offset by the decrease in net written premiums due to our exit from the lawyers liability business that was sold in December 2014, which decreased $7.3 million, and a negative change of $4.5 million due to the termination of an affiliated reinsurance treaty, as well as decreases across most of the other businesses.
The Specialty Products combined ratio for the second quarter of 2015 decreased to 90.5% from 101.1% for the second quarter of 2014, as the loss and LAE ratio decreased by 9.7 points to 59.8% and the expense ratio decreased by 0.9 points to 30.7%.
The 9.7 point decrease in the loss and LAE ratio was comprised of a 5.2 point decrease in current accident year non-catastrophe losses and a 3.7 point improvement in net prior year loss reserve development and a 0.8 point decrease in catastrophe losses. The current accident year non-catastrophe loss ratio for the second quarter of 2015 was 60.7%, compared to 65.9% for the second quarter of 2014, due to the impact of a large loss in Specialty Property in the 2014 period more than offsetting higher current accident year provisions made in the 2015 period in Crop due to severe storms in the southern United States, which adversely impacted the crop-hail product in the second quarter of 2015. The second quarter of 2015 results also included 1.4 points of net favorable prior year loss reserve development, primarily related to favorable loss reserve development in Specialty Property and Surety that was partially offset by unfavorable loss reserve development primarily in our Tuition Reimbursement underwriting operating segment. Net unfavorable prior year loss reserve development in the second quarter of 2014 was 2.3 points, primarily related to Other Professional Lines and Management Liability, offset in part by favorable loss reserve development for Specialty Property. The unfavorable development was driven by a few large claims. The 2015 second quarter results also included 0.5 point of catastrophe losses which related to wind and thunderstorms in the midwest and on the east coast of the United States impacting Financial Services compared with 1.3 points of catastrophe losses in the second quarter of 2014 related to wind and thunderstorms in the midwestern United States impacting Financial Services.
The 0.9 point decrease in the expense ratio for the second quarter of 2015, compared to the second quarter of 2014, was primarily driven by the beneficial impact of higher earned premiums in 2015 and, to a lesser extent, lower incentive compensation expense. These decreases were partially offset by the prior year benefiting from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014.
Specialty Products—Six months ended June 30, 2015 versus six months ended June 30, 2014
Net written premiums for Specialty Products decreased to $293.3 million for the first six months of 2015 from $300.3 million for the comparative 2014 period, reflecting our exit from the lawyers liability business that was sold in December 2014, which contributed $17.7 million to the decrease, and a negative change of $11.5 million due to the termination of an affiliated reinsurance treaty, including the transfer of the remaining unearned premium, as well as decreases from other businesses, most notably Management Liability and Healthcare. These decreases were partially offset by increases totaling $43.9 million in our newer Programs and Surety businesses.
The Specialty Products combined ratio for the first six months of 2015 decreased to 90.4% from 95.6% for the first six months of 2014, as the loss and LAE ratio decreased by 6.3 points to 57.4% and the expense ratio increased by 1.1 points to 33.0%.
The 6.3 point decrease in the loss and LAE ratio was comprised of a 3.5 point improvement in net prior year loss reserve development, a 2.0 point decrease in current accident year non-catastrophe losses, and a 0.8 point decrease in catastrophe losses. Results for the first six months of 2015 included 2.1 points of net favorable prior year loss reserve development, driven by favorable incurred losses on the 2014 crop year within Crop and favorable development in Specialty Property and Surety that was partially offset by unfavorable development in our Tuition Reimbursement underwriting operating segment. Net unfavorable prior year loss reserve development in the first six months of 2014 was 1.4 points, primarily related to Management Liability and Other Professional Lines, partially offset by favorable loss and LAE reserve development in Specialty Property and Healthcare. The unfavorable development was driven by a few large claims.
The current accident year non-catastrophe loss ratio for the first six months of 2015 was 59.2%, compared to 61.2% for the first six months of 2014, due to the impact in the prior year period of a large loss in Specialty Property more than offsetting higher current accident year provisions made in the 2015 period and the impact of Crop which was higher due to severe storms in the southern United States which adversely impacted the crop-hail product in the first six months of 2015. The results for the first six months of 2015 also included 0.3 points of catastrophe losses compared with 1.1 points of catastrophe losses in the first six months of 2014 which related to ice and snow storms in the midwestern and northeastern United States impacting Financial Services.
The 1.1 point increase in the expense ratio for the first six months of 2015, compared to the first six months of 2014, was primarily driven by the prior year benefiting from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014, and separation costs associated with senior management restructuring incurred in the current year, partially offset by the beneficial impact of higher earned premiums in 2015 and, to a lesser extent, lower incentive compensation expense.
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
MPCI net written premiums are recorded based on processed applications as of the processing cutoff date, which, as of the first quarter of 2015, now coincides with the RMA cutoff date. The processed applications are typically received around the sales closing date, with necessary adjustments made as we receive acreage reports from the policyholders. Premiums written are recognized as revenues and are earned ratably over the period of risk commencing with the sales closing date, which approximates the inception of the planting season, and ending with the estimated crop harvest date. The vast majority of the written premium in our Crop business for the three and six months ended June 30, 2015 and 2014 was related to the MPCI program, most of which was crop revenue protection coverage.
In the first quarter of 2015, we implemented an earlier cutoff date for recording crop premiums that now aligns with the dates prescribed for reporting information to the RMA, which resulted in essentially all spring crop written or earned premiums being recorded in the second quarter of 2015, while $12.1 million of net written premiums and less than $1.0 million of net earned premiums were recorded in the first quarter of 2014 that would have been included in the second quarter of 2014 had the earlier cutoff been in place at that time, with essentially no impact to net underwriting results.

Specialty Industries
Financial results for our Specialty Industries reportable segment for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Net written premiums	$161.5	$156.4	$315.0	$306.7

Earned premiums	$152.8	$145.0	$303.3	$286.1
Loss and LAE	(94.9)	(84.8)	(186.7)	(156.2)
Policy acquisition expenses	(28.5)	(26.2)	(56.6)	(51.5)
Other underwriting expenses	(29.6)	(29.0)	(59.8)	(56.2)
Total underwriting income (loss)	(0.2)	5.0	0.2	22.2
Net other revenues	0.1	0.2	0.3	0.3
General and administrative expenses	(0.5)	(0.5)	(1.0)	(1.0)
Pre-tax income (loss) from continuing operations	$(0.6)	$4.7	$(0.5)	$21.5
The following table provides underwriting ratios for Specialty Industries for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Underwriting ratios:
Loss and LAE	62.1%	58.5%	61.6%	54.6%
Expense	38.0	38.0	38.3	37.6
Total combined ratio	100.1%	96.5%	99.9%	92.2%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended June 30,		Six months ended June 30,
(Favorable) unfavorable impact	2015	2014	2015	2014
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	3.1 pts	1.6 pts	3.4 pts	1.4 pts
Prior year loss reserve development	1.6 pts	3.5 pts	1.6 pts	1.0 pts
Specialty Industries—Three months ended June 30, 2015 versus three months ended June 30, 2014
Net written premiums for Specialty Industries increased to $161.5 million for the second quarter of 2015 from $156.4 million for the comparative 2014 period. The increase in the second quarter of 2015 was due to modest increases at all underwriting operating segments other than IMU, which experienced a decrease of $3.9 million.
The Specialty Industries combined ratio for the second quarter of 2015 increased to 100.1%, compared to 96.5% for the second quarter of 2014, due to the loss and LAE ratio of 62.1%, which increased 3.6 points from the comparative 2014 period, while the expense ratio remained consistent at 38.0%.
The 3.6 point increase in the loss and LAE ratio was comprised of a 4.0 point increase in current accident year non-catastrophe losses, and a 1.5 point increase in catastrophe losses, partially offset by a 1.9 point favorable change in prior year loss reserve development.
The current accident year non-catastrophe loss ratio for the second quarter of 2015 was 57.4%, compared to 53.4% for the second quarter of 2014, reflecting an increase in that provision for each of the underwriting operating segments. Results for the second quarter of 2015 results included 3.1 points of catastrophe losses, primarily related to wind and thunderstorms in the midwestern and southern United States, mainly Texas, impacting Government Risks and IMU. This compared to 1.6 points of catastrophe losses in the second quarter of 2014, primarily related to wind and thunderstorms in the midwestern and eastern United States impacting IMU, Technology and Government Risks. Results for the second quarter of 2015 also included 1.6 points of net unfavorable prior year loss reserve development driven by a large claim in Entertainment and an increase in frequency of small to medium claims in our ocean marine business within IMU, partially offset by favorable prior year loss reserve development in our inland marine business within IMU, Technology and Government Risks. This compared to 3.5 points of net unfavorable prior year loss reserve development in the second quarter of 2014 primarily related to Entertainment, Government Risks, Accident and Technology, partially offset by favorable loss reserve development in IMU.
The expense ratio of 38.0% for the second quarter of 2015 was consistent with the second quarter of 2014, as a 0.6 point increase in insurance acquisition expenses was offset by a 0.6 point reduction to other underwriting expenses.
Specialty Industries—Six months ended June 30, 2015 versus six months ended June 30, 2014
Net written premiums for Specialty Industries increased to $315.0 million for the first six months of 2015 from $306.7 million for the comparative 2014 period. The increase in the first six months of 2015 was primarily due to increases in net written premiums of $6.2 million from Accident, $3.2 million from Entertainment, and $2.9 million from Government Risks, partially offset by decreases of $2.1 million from Technology and $1.8 million from IMU.
The Specialty Industries combined ratio for the first six months of 2015 increased to 99.9%, compared to 92.2% for the first six months of 2014, as the loss and LAE ratio increased by 7.0 points to 61.6% and the expense ratio increased 0.7 points to 38.3%.
The 7.0 point increase in the loss and LAE ratio was comprised of a 4.4 point increase in current accident year non-catastrophe losses, a 2.0 point increase in catastrophe losses and a 0.6 point unfavorable change in prior year loss reserve development. The current accident year non-catastrophe loss ratio for the first six months of 2015 was 56.6%, compared to 52.2% for the first six months of 2014, reflecting an increase in that provision for each of the underwriting operating segments. Results for the first six months of 2015 results included 3.4 points of catastrophe losses, primarily related to winter storms in the northeastern United States impacting IMU and Entertainment, and wind and thunderstorms in the midwestern and southern United States, particularly Texas, impacting Government Risks and IMU. This compared to 1.4 points of catastrophe losses in the first six months of 2014, primarily related to storms late in the second quarter, as well as ice and snow storms in the midwestern United States impacting Technology, IMU and Government Risks and wind and thunderstorms in the eastern United States impacting Government Risks. Results for the first six months of 2015 also included 1.6 points of net unfavorable prior year loss reserve development primarily driven by several large and small to mid-sized claims in Entertainment and several large claims in our inland marine business within IMU, partially offset by favorable prior year loss reserve development within Technology, Government Risks, and our ocean marine business within IMU. This compared to 1.0 points of net unfavorable prior year loss reserve development for the first six months of 2014 primarily related to Entertainment, Government Risks and Accident, partially offset by favorable loss reserve development for IMU.
The 0.7 point increase in the expense ratio for the first six months of 2015, compared to the first six months of 2014, was driven by increased insurance acquisition expenses in the current period and the prior year benefiting from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014.
Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Net investment income	$10.1	$12.2	$20.6	$22.6
Net realized and change in unrealized investment gains	(14.0)	21.9	0.2	40.8
Pre-tax investment results	(3.9)	34.1	20.8	63.4
Net other revenues (expenses)	(1.3)	0.7	(4.6)	1.5
General and administrative expenses	(3.7)	(3.1)	(7.3)	(6.0)
Interest expense	(3.3)	(3.3)	(6.5)	(6.5)
Pre-tax income (loss) from continuing operations	$(12.2)	$28.4	$2.4	$52.4
Investing, Financing and Corporate—Three months ended June 30, 2015 versus three months ended June 30, 2014
Investing, Financing and Corporate reported a pre-tax loss from continuing operations of $12.2 million in the second quarter of 2015, compared to pre-tax income from continuing operations of $28.4 million in the second quarter of 2014. The decrease was primarily related to lower investment returns in the second quarter of 2015. As described in greater detail in "Summary of Investment Results" below, net realized and change in unrealized investment gains decreased to negative $14.0 million in the second quarter of 2015, compared to a positive $21.9 million in the second quarter of 2014.

Investing, Financing and Corporate—Six months ended June 30, 2015 versus six months ended June 30, 2014
Investing, Financing and Corporate reported pre-tax income from continuing operations of $2.4 million in the first six months of 2015, compared to $52.4 million in the first six months of 2014. The decrease was primarily related to lower investment returns in the first six months of 2015 and to a lesser extent, the $3.7 million negative adjustment in net other revenues (expenses) in connection with the assessment from the MCCA payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia in the first quarter of 2013. As described in greater detail in "Summary of Investment Results" below, net realized and change in unrealized investment gains decreased to $0.2 million in the first six months of 2015, compared to $40.8 million in the first six months of 2014.
Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Net written premiums	$—	$(0.1)	$—	$(0.2)
Revenues
Earned premiums	$—	$(0.1)	$—	$(0.2)
Net other revenues (expenses)	(0.2)	—	(0.3)	—
Total revenues	(0.2)	(0.1)	(0.3)	(0.2)
Expenses
Loss and loss adjustment expenses	—	(0.7)	—	(0.7)
Other underwriting expenses	—	0.7	—	1.4
Total expenses	—	—	—	0.7
Pre-tax loss	(0.2)	(0.1)	(0.3)	(0.9)
Income tax benefit	—	—	—	0.3
Loss from discontinued operations, net of tax	(0.2)	(0.1)	(0.3)	(0.6)
(Loss) gain from sale of discontinued operations, net of tax	0.3	(0.5)	0.3	(0.5)
Net income (loss) from discontinued operations, net of tax	$0.1	$(0.6)	$—	$(1.1)
The loss from discontinued operations, net of tax, of $0.2 million and $0.3 million for the three and six months ended June 30, 2015, respectively, was the result of post-closing expenses incurred in connection with the Runoff Business. The loss from discontinued operations of $0.1 million and $0.6 million for the three and six months ended June 30, 2014, respectively, was a result of non-claims expenses related to the Runoff Business, including dedicated staff, partially offset by favorable activity in loss and LAE.
The gain from sale of discontinued operations, net of tax, of $0.3 million for both the three and six months ended June 30, 2015 represents a positive adjustment to the estimated loss on sale taking into consideration the final settlement of certain post-closing items. The loss from sale of discontinued operations, net of tax, was $0.5 million for both the three and six months ended June 30, 2014. The adjustment to the loss on sale in the 2014 periods related to the net effect of two items. First, the Company reduced its estimate of the fair value of the surplus notes expected to be issued at the closing of the Runoff Transaction based on our internal valuation model which, as of June 30, 2014, was $8.2 million ($5.3 million, after-tax) less than par value of the surplus notes, resulting in a corresponding increase to the estimated loss on sale. Second, the stock purchase agreement was revised during the second quarter of 2014 in part to increase the cap on seller financing, which resulted in the Company recording a $7.4 million reserve charge ($4.8 million after-tax) as a reduction to the estimated loss on sale of discontinued operations.
These changes resulted in a net increase in the estimated loss on sale of $0.8 million ($0.5 million after tax) during the second quarter of 2014.

Summary of Investment Results
Investment Returns
A summary of our consolidated pre-tax investment results for the three and six months ended June 30, 2015 and 2014 is as follows:

Components of Investment Results	Three months ended June 30,		Six months ended June 30,
($ in millions)	2015	2014	2015	2014
Net investment income	$10.1	$12.2	$20.6	$22.6
Net realized investment gains	35.2	9.3	44.7	16.6
Change in net unrealized investment gains	(49.2)	12.6	(44.5)	24.2
Total pre-tax investment results	$(3.9)	$34.1	$20.8	$63.4

Gross investment returns versus typical benchmarks for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,(1)		Six months ended June 30,(1)
	2015	2014	2015	2014
Fixed maturity investments	0.1%	1.0%	1.1%	1.8%
Short-term investments:	—%	—%	—%	—%
Total fixed income	0.1%	0.9%	1.0%	1.7%
Barclays U.S. Intermediate Aggregate Index	(0.7)%	1.6%	0.6%	2.9%

Common equity securities	(0.1)%	4.3%	2.2%	7.3%
Convertible fixed maturity investments	—%	(6.2)%	11.8%	0.3%
Total common equity securities and convertible fixed maturity investments	(0.1)%	3.5%	2.3%	6.7%
Other investments	(2.5)%	2.0%	(1.7)%	4.2%
Total common equity securities, convertible fixed maturity and other investments	(1.0)%	3.1%	0.8%	6.1%
S&P 500 Index	0.3%	5.2%	1.2%	7.1%

Total consolidated portfolio	(0.1)%	1.4%	0.9%	2.5%
_______________________________________________________________________________

(1)
Gross investment returns exclude investment expenses of $1.6 million for the three months ended June 30, 2015 and 2014, respectively, and $3.0 million and $3.3 million for the six months ended June 30, 2015 and 2014, respectively.

Investment Returns—Three months ended June 30, 2015 versus three months ended June 30, 2014
Overview
Our total pre-tax investment results were negative $3.9 million, a return on average invested assets of (0.1)% for the three months ended June 30, 2015, compared to $34.1 million, a return on average invested assets of 1.4% for the three months ended June 30, 2014. The decrease was principally driven by lower returns in our fixed income portfolio driven by the impact of interest rate increases, and our common equity securities and other investments portfolios relative to the prior year.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 0.1% for the three months ended June 30, 2015, compared to 0.9% for the three months ended June 30, 2014, with the decrease driven by the impact of interest rate increases in the current period. We maintained a high quality fixed maturity investments portfolio with a relatively short duration of approximately 2.4 years excluding short-term investments and approximately 2.2 years including short-term investments, as of June 30, 2015. Our fixed income portfolio outperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 80 basis points as interest rates rose for the three months ended June 30, 2015.
Common equity securities, convertible fixed maturity investments and other investments

Our total common equity securities, convertible fixed maturity investments and other investments portfolio returned (1.0)% for the three months ended June 30, 2015, compared to 3.1% for the three months ended June 30, 2014, and our common equity securities portfolio returned (0.1)% and 4.3% for the three months ended June 30, 2015 and 2014, respectively. The total results underperformed the S&P 500 Index benchmark by 40 basis points for the three months ended June 30, 2015 and 90 basis points for the three months ended June 30, 2014.
OneBeacon has established separate accounts with third party registered investment advisers to manage its publicly-traded common equity securities and convertibles. The largest of these separate account relationships have been with Prospector Partners LLC (Prospector), and to a lesser extent, Lateef Investment Management (Lateef).
OneBeacon’s equity investment style has generally been value-oriented with a significant portion of the assets managed by Prospector.  At March 31, 2015, the Prospector separate account portfolios accounted for approximately 44.1% of OneBeacon’s common equity securities, convertibles and other long-term investments. The Prospector separate account portfolios returned 2.9% and 3.1% during the second quarter of 2015 and 2014, respectively.
During the second quarter of 2015, OneBeacon instructed Prospector to liquidate its separate account portfolios and redeemed its investment in a Prospector-managed hedge fund with the intention to invest the majority of the proceeds in passive equity investment vehicles. As the separate account portfolios were liquidated, OneBeacon reinvested the proceeds into exchange traded funds (ETFs) that seek to provide investment results that, before expenses, generally correspond to the performance of the S&P 500, Russell 1000 and Russell 1000 Value indices. As of June 30, 2015, OneBeacon had invested $186.2 million in ETFs. The following summarizes OneBeacon's investments in ETFs by exposure to each index:

Index	Market Value June 30, 2015
S&P 500	$154.6
Russell 1000 Value	21.8
Russell 1000	9.8
Total	$186.2

In the second quarter of 2015, the ETF investments earned the effective market return, before expenses, over the period in which OneBeacon was invested in each respective fund. OneBeacon has terminated its investment management agreements with Prospector. OneBeacon continues to have publicly-traded common equity securities actively managed by Lateef.
Our convertible fixed maturity investments portfolio was liquidated during the second quarter as part of liquidation of the Prospector separate accounts. Our convertible fixed maturity investments portfolio returned (6.2)% for the three months ended June 30, 2014. Other investments, which are composed principally of hedge funds and private equities, as well as surplus notes beginning on December 23, 2014, returned (2.5)% and 2.0% for the three months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015, the return underperformed the HFRX Equal Weighted Strategies Index by 210 basis points due to unfavorable results in the energy sector private equity funds, and a negative valuation impact from the surplus notes of $1.9 million. For the three months ended June 30, 2014, the return outperformed the HFRX Equal Weighted Strategies Index by 160 basis points.
Investment Returns—Six months ended June 30, 2015 versus six months ended June 30, 2014
Overview
Our total pre-tax investment results were $20.8 million, a return on average invested assets of 0.9% for the six months ended June 30, 2015, compared to $63.4 million, a return on average invested assets of 2.5% for the six months ended June 30, 2014. The decrease was principally driven by lower returns in our common equity securities and other investments portfolios relative to the prior year.
Fixed income
Our fixed income portfolio, which includes fixed maturity investments and short-term investments, returned 1.0% for the six months ended June 30, 2015, compared to 1.7% for the six months ended June 30, 2014, with the decrease driven by the impact of interest rate increases in the current period. We maintained a high quality fixed maturity investments portfolio with a relatively short duration of approximately 2.4 years excluding short-term investments, and approximately 2.2 years including short-term investments as of June 30, 2015. Our fixed income portfolio outperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 40 basis points as interest rates rose for the six months ended June 30, 2015.
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity investments and other investments portfolio returned 0.8% for the six months ended June 30, 2015, compared to 6.1% for the six months ended June 30, 2014 and our common equity securities portfolio returned 2.2% and 7.3% for the six months ended June 30, 2015 and 2014, respectively. In total, these were strong absolute results that outperformed the S&P 500 Index benchmark by 100 basis points for the six months ended June 30, 2015 and 20 basis points for six months ended June 30, 2014. As described above, during the six months ended June 30, 2015, our total common equity securities portfolio changed from a purely actively-managed portfolio with overweight/underweight exposure to certain sectors to a combination of actively managed portfolios and passive index strategy portfolio invested in ETFs. The Prospector separate account portfolios returned 4.2% and 6.7% during the six months ended June 30, 2015 and 2014, respectively. .
Our convertible fixed maturity investments portfolio, which was liquidated during the second quarter as part of the liquidation of the Prospector separate accounts, returned 11.8% and 0.3% for the six months ended June 30, 2015 and 2014, respectively. Other investments, which are composed principally of hedge funds and private equity funds, as well as surplus notes beginning on December 23, 2014, returned (1.7)% and 4.2% for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, the return underperformed the HFRX Equal Weighted Strategies Index by 320 basis points due to unfavorable results in hedge funds and the energy exposed private equity funds. For the six months ended June 30, 2014, the other investments return outperformed the HFRX Equal Weighted Strategies Index by 230 basis points.
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

Our top tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company (ASIC), has the ability to pay dividends to its immediate parent during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula described above, ASIC has the ability to pay $44.9 million of dividends during 2015 without prior approval of regulatory authorities. As of March 31, 2015, ASIC had $725.3 million of statutory surplus and $92.6 million of earned surplus. During the six months ended June 30, 2015, ASIC paid $44.9 million of dividends to its immediate parent.
Split Rock has the ability to declare or pay dividends during any 12-month period without the prior approval of Bermuda regulatory authorities on condition that any declaration or payment of dividend does not cause a breach of any of its regulatory solvency and liquidity requirements.
During 2015, Split Rock has the ability to make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $18.8 million, which is equal to 15% of its December 31, 2014 statutory capital, excluding earned surplus. As of December 31, 2014, Split Rock had $122.6 million of statutory capital and surplus. During the six months ended June 30, 2015, Split Rock did not pay any dividends or distributions to its immediate parent.
During the six months ended June 30, 2015 and 2014, our unregulated insurance operating subsidiaries paid $4.6 million and $4.2 million, respectively, of dividends to their immediate parent. As of June 30, 2015, our unregulated insurance operating subsidiaries held $109.5 million of net unrestricted cash, short-term investments, fixed maturity investments, and other investments consisting of surplus notes which had a fair value of $66.3 million and a par value of $101.0 million.
As described in Note 14—"Common Shareholders' Equity" of the accompanying consolidated financial statements, during both the six months ended June 30, 2015 and 2014, we declared and paid dividends totaling $40.0 million to our common shareholders.
As of June 30, 2015, OneBeacon Ltd. and its intermediate holding companies held $119.1 million of net unrestricted cash, short-term investments and fixed maturity investments and $82.1 million of common equity securities and other investments outside of its regulated and unregulated insurance operating subsidiaries.
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

The following table illustrates our consolidated insurance float position and two operational leverage ratios based on insurance float as of June 30, 2015 and December 31, 2014:

($ in millions)	June 30, 2015		December 31, 2014
Loss and LAE reserves	$1,350.8		$1,342.2
Unearned premiums	616.2		588.3
Ceded reinsurance payable	70.1		34.7
Funds held under insurance contracts	102.6		81.0
Insurance liabilities	$2,139.7		$2,046.2

Cash in regulated insurance and reinsurance subsidiaries	$55.8		$17.4
Reinsurance recoverable on paid and unpaid losses	168.0		173.8
Premiums receivable	292.2		241.5
Funds held under reinsurance contracts	49.3		37.1
Deferred acquisition costs	111.8		103.2
Ceded unearned premiums	43.3		17.9
Insurance assets	$720.4		$590.9
Insurance float	$1,419.3		$1,455.3
Insurance float as a multiple of total capital	1.1	x	1.1	x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.4	x	1.4	x
Financing
Debt
The following table summarizes our debt to capital ratio at June 30, 2015 and December 31, 2014:

($ in millions)	June 30, 2015	December 31, 2014
Senior Notes, carrying value	$274.7	$274.7
OneBeacon's common shareholders' equity	1,033.2	1,045.8
Total capital	$1,307.9	$1,320.5
Ratio of debt to total capital	21.0%	20.8%
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
The 2012 Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of OneBeacon Ltd., OBH and their respective subsidiaries to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which OneBeacon Ltd. or OBH must adhere. As of June 30, 2015, OneBeacon Ltd. and OBH were in compliance with all of the covenants under the 2012 Senior Notes and anticipate they will continue to remain in compliance with these covenants for the foreseeable future. In addition, a failure by OneBeacon Ltd. subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75 million of the principal amount of covered debt, could trigger the acceleration of the 2012 Senior Notes.
Interest payments on the 2012 Senior Notes totaled $6.3 million for both the six months ended June 30, 2015 and 2014, respectively.

Capital Lease
In December 2011, we sold the majority of our fixed assets and capitalized software. We entered into lease financing arrangements with US Bancorp and Fifth Third whereby we sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. We then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. We received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, we will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer back to us. As of June 30, 2015 and December 31, 2014, we had a capital lease obligation of $4.3 million and $7.1 million, respectively, included within other liabilities and a capital lease asset of $5.3 million and $7.0 million, respectively, included within other assets.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 5.6 million of its Class A common shares. During six months ended June 30, 2015 and 2014, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million as of June 30, 2015.
During the six months ended June 30, 2015 and 2014, we repurchased 112,051 and 106,366 common shares, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
Cash Flows
Detailed information concerning our cash flows during the six months ended June 30, 2015 and 2014 follows:
Cash flows from operations for the six months ended June 30, 2015 and 2014
For the six months ended June 30, 2015, net cash flows provided from operations were $42.5 million, consisting of $42.8 million provided from continuing operations and $0.3 million used for discontinued operations. For the six months ended June 30, 2014, net cash flows provided from operations were $21.6 million, consisting of $55.5 million provided from continuing operations and $33.9 million used for discontinued operations. Net cash flows relating to continuing operations decreased primarily due to an increase in claim payments in the current period driven by large losses.
Other Liquidity and Capital Resource Activities
During the six months ended June 30, 2015, we made payments with respect to our long-term incentive compensation plans totaling $8.6 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 181,290 performance shares, 129,100 performance units, and 3,965,000 long-term cash awards for the 2012-2014 performance cycle.
During the six months ended June 30, 2014, we made payments with respect to our long-term incentive compensation plans totaling $10.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 142,138 performance shares, 106,225 performance units, and 2,757,500 long-term cash awards for the 2011-2013 performance cycle.
Cash flows from investing and financing activities for the six months ended June 30, 2015 and 2014
Financing and Other Capital Activities
During the six months ended June 30, 2015 and 2014, we declared and paid $40.0 million of regular quarterly cash dividends to holders of OneBeacon's common shares.

Critical Accounting Estimates
Refer to the Company's 2014 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of June 30, 2015, there were no material changes to our critical accounting estimates.

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
Refer to our 2014 Annual Report on Form 10-K and in particular Item 7A — "Quantitative and Qualitative Disclosures About Market Risk." As of June 30, 2015, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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
The Company's management, with the participation of the CEO and CFO (the principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of June 30, 2015, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. During the quarter ended June 30, 2015, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
OneBeacon, and the insurance and reinsurance industry in general, is routinely subject to claims-related litigation and arbitration in the normal course of business, as well as litigation and arbitration that does not arise from, or directly relate to, claims activity. We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition, results of operations or liquidity. As of June 30, 2015, there were no material changes in the legal proceedings as described in Item 3—“Legal Proceedings” of our 2014 Annual Report on Form 10-K.
ITEM 1A.        RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2014 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2015, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the three months ended June 30, 2015, no shares were repurchased under the share repurchase authorization. As of June 30, 2015, an aggregate of 5.6 million Class A common shares were repurchased for $112.3 million under this authorization and retired.

ITEM 6.	EXHIBITS
(a)   Exhibits

10.1*
First Amendment dated as of May 1, 2015 to the Amended and Restated Investment Management Agreement dated as of December 23, 2014 by and among White Mountains Advisors, OneBeacon Insurance Group, Ltd. and OBI America Insurance Company.

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
101.1*
The following financial information from OneBeacon Insurance Group, Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations and Comprehensive Income, Three and Six Months Ended June 30, 2015 and 2014; (iii) Consolidated Statements of Common Shareholders' Equity, Six Months Ended June 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Filed Herewith

**	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.
Date: August 3, 2015	By:	/s/ JOHN C. TREACY
John C. Treacy Chief Accounting Officer*

*Executing as both the Chief Accounting Officer and a duly authorized officer of the Company