Form 10-Q
period 2015-09-30
OneBeacon Insurance Group, Ltd.
filed 2015-11-02
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-33128
ONEBEACON INSURANCE GROUP, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0503315 (I.R.S. Employer Identification No.)

605 North Highway 169 Plymouth, Minnesota (Address of principal executive offices)	55441 (Zip Code)
Registrant's telephone number, including area code: (952) 852-2431

601 Carlson Parkway Minnetonka, Minnesota 55305 (Former address of principal executive offices)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 29, 2015, 23,509,098 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ in millions, except per share amounts)	September 30, 2015	December 31, 2014
Assets
Investment Securities:
Fixed maturity investments, at fair value	$2,054.0	$1,799.8
Short-term investments, at amortized cost (which approximates fair value)	100.3	202.2
Common equity securities, at fair value	284.4	320.0
Convertible fixed maturity investments, at fair value	—	5.0
Other investments	164.3	198.8
Total investment securities	2,603.0	2,525.8
Cash	96.7	87.0
Reinsurance recoverables	236.8	173.8
Premiums receivable	268.8	241.5
Funds held under reinsurance contracts	4.6	37.1
Deferred acquisition costs	104.5	103.2
Ceded unearned premiums	41.3	17.9
Net deferred tax asset	147.8	131.8
Investment income accrued	10.2	10.0
Accounts receivable on unsettled investment sales	5.7	7.2
Other assets	188.4	184.8
Assets held for sale	—	58.1
Total assets	$3,707.8	$3,578.2
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,427.4	$1,342.2
Unearned premiums	625.7	588.3
Funds held under insurance contracts	100.3	81.0
Debt	274.8	274.7
Accounts payable on unsettled investment purchases	20.2	0.5
Other liabilities	255.5	242.2
Total liabilities	2,703.9	2,528.9
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Preference shares (Par value $0.01; 80,000,000 authorized shares; none issued or outstanding)	—	—
Common shares and paid-in surplus (Class A: par value $0.01; 200,000,000 authorized shares; 23,509,098 and 23,541,649 issued and outstanding)(Class B: par value $0.01; 200,000,000 authorized shares; 71,754,738 issued and outstanding for both periods)	1,023.6	1,023.7
Retained earnings (deficit)	(18.6)	27.3
Accumulated other comprehensive loss	(4.6)	(5.2)
Total OneBeacon's common shareholders' equity	1,000.4	1,045.8
Total noncontrolling interests	3.5	3.5
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,003.9	1,049.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$3,707.8	$3,578.2

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share amounts)	2015	2014	2015	2014
Revenues
Earned premiums	$281.4	$305.4	$887.3	$872.8
Net investment income	12.4	10.8	33.0	33.4
Net realized and change in unrealized investment gains	(29.9)	(16.0)	(29.7)	24.8
Net other revenues (expenses)	3.9	1.3	(0.4)	3.3
Total revenues	267.8	301.5	890.2	934.3
Expenses
Loss and loss adjustment expenses	167.5	185.2	527.9	520.7
Policy acquisition expenses	53.8	54.6	161.2	150.9
Other underwriting expenses	56.4	51.2	165.2	152.3
General and administrative expenses	3.7	2.4	12.0	9.3
Interest expense	3.2	3.2	9.7	9.7
Total expenses	284.6	296.6	876.0	842.9
Pre-tax income (loss) from continuing operations	(16.8)	4.9	14.2	91.4
Income tax benefit (expense)	3.5	1.1	1.0	(11.9)
Net income (loss) from continuing operations	(13.3)	6.0	15.2	79.5
Loss from discontinued operations, net of tax	(0.1)	(0.3)	(0.4)	(0.9)
(Loss) gain from sale of discontinued operations, net of tax	—	(7.0)	0.3	(7.5)
Net income (loss), including noncontrolling interests	(13.4)	(1.3)	15.1	71.1
Less: Net income attributable to noncontrolling interests	—	—	(1.0)	(0.9)
Net income (loss) attributable to OneBeacon's common shareholders	(13.4)	(1.3)	14.1	70.2
Other comprehensive income, net of tax	0.2	—	0.6	0.1
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$(13.2)	$(1.3)	$14.7	$70.3

Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted
Net income (loss) from continuing operations, per share	$(0.14)	$0.05	$0.15	$0.82
Loss from discontinued operations, net of tax, per share	—	(0.07)	—	(0.09)
Net income (loss) attributable to OneBeacon's common shareholders per share	$(0.14)	$(0.02)	$0.15	$0.73
Dividends declared and paid per OneBeacon's common share	$0.21	$0.21	$0.63	$0.63

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
($ in millions)	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss)	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
Balances at January 1, 2015	$1,023.7	$27.3	$(5.2)	$1,045.8	$3.5	$1,049.3
Comprehensive income:
Net income	—	14.1	—	14.1	1.0	15.1
Other comprehensive income, net of tax	—	—	0.6	0.6	—	0.6
Total comprehensive income	—	14.1	0.6	14.7	1.0	15.7
Amortization of restricted share awards	1.5	—	—	1.5	—	1.5
Issuance of common shares	—	—	—	—	0.1	0.1
Repurchase and retirement of common shares	(1.6)	—	—	(1.6)	—	(1.6)
Dividends	—	(60.0)	—	(60.0)	(1.1)	(61.1)
Balances at September 30, 2015	$1,023.6	$(18.6)	$(4.6)	$1,000.4	$3.5	$1,003.9

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
($ in millions)	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
Balances at January 1, 2014	$1,022.5	$74.4	$6.8	$1,103.7	$3.1	$1,106.8
Comprehensive income:
Net income	—	70.2	—	70.2	0.9	71.1
Other comprehensive income, net of tax	—	—	0.1	0.1	—	0.1
Total comprehensive income	—	70.2	0.1	70.3	0.9	71.2
Amortization of restricted share awards	2.3	—	—	2.3	—	2.3
Issuance of common shares	—	—	—	—	0.2	0.2
Repurchase and retirement of common shares	(1.8)	—	—	(1.8)	—	(1.8)
Dividends	—	(60.0)	—	(60.0)	(0.9)	(60.9)
Balances at September 30, 2014	$1,023.0	$84.6	$6.9	$1,114.5	$3.3	$1,117.8

   See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
($ in millions)	2015	2014
Cash flows from operations:
Net income including noncontrolling interests	$15.1	$71.1
Charges (credits) to reconcile net income to cash flows provided from operations:
Net loss from discontinued operations	0.4	0.9
Net (gain) loss from sale of discontinued operations	(0.3)	7.5
Net realized and change in unrealized investment gains	29.7	(24.8)
Net adjustment to gain on sale of business	3.7	—
Deferred income tax (benefit) expense	(14.2)	8.6
Other operating items:
Net change in loss and LAE reserves	85.2	105.3
Net change in unearned premiums	37.4	80.3
Net change in ceded unearned premium	(23.4)	(0.4)
Net change in premiums receivable	(27.3)	(55.5)
Net change in reinsurance recoverables on paid and unpaid losses	(63.0)	(24.2)
Net change in funds held under reinsurance contracts	32.5	(33.3)
Net change in funds held under insurance contracts	19.3	13.5
Net change in other assets and liabilities	31.7	(2.1)
Net cash provided from operations—continuing operations	126.8	146.9
Net cash used for operations—discontinued operations	(0.4)	(44.8)
Net cash provided from operations	126.4	102.1
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	101.9	(81.5)
Maturities of fixed maturity investments	196.8	202.6
Sales of fixed maturity investments	511.2	1,459.6
Sales of common equity securities	294.4	97.5
Sales of convertible fixed maturity investments	6.1	20.6
Return of capital and distributions of other investments	24.4	11.1
Purchases of fixed maturity investments	(971.6)	(1,641.2)
Purchases of common equity securities	(278.2)	(63.0)
Purchases of convertible fixed maturity investments	(0.8)	(11.3)
Contributions for other investments	(2.8)	(3.6)
Net change in unsettled investment purchases and sales	21.3	(6.8)
Proceeds from sale of property and equipment	56.8	—
Net acquisitions of property and equipment	(10.9)	(0.9)
Net cash used for investing activities	(51.4)	(16.9)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(60.0)	(60.0)
Repurchases and retirements of common stock	(1.8)	(1.8)
Payments on capital lease obligation	(3.5)	(4.0)
Net cash used for financing activities	(65.3)	(65.8)
Net increase in cash during period	9.7	19.4
Cash balance at beginning of period	87.0	168.1
Cash balance at end of period	$96.7	$187.5

  See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies
Basis of presentation
These interim consolidated financial statements include the accounts of OneBeacon Insurance Group, Ltd. (the "Company" or the "Registrant") and its subsidiaries (collectively, "OneBeacon") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an exempted Bermuda limited liability company with U.S.-based underwriting operating companies that are property and casualty insurance writers and a Bermuda-based reinsurance company, Split Rock Insurance, Ltd. ("Split Rock"), which reinsures certain risks of affiliated entities. OneBeacon offers a wide range of specialty insurance products and services primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies.
OneBeacon is 75.3% owned by White Mountains Insurance Group, Ltd. ("White Mountains"), a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. The Company's headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 605 North Highway 169, Plymouth, Minnesota 55441 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. During the second quarter of 2015 OneBeacon sold its building in Canton, Massachusetts, which is presented as held for sale in the December 31, 2014 consolidated balance sheets.
On December 23, 2014, OneBeacon completed the sale of its run-off business to a subsidiary of Armour Group Holdings Limited (“Armour”). See Note 2—"Acquisitions and Dispositions" and Note 15—"Discontinued Operations." The run-off business included the results of OneBeacon's non-specialty commercial lines business and certain other run-off business, including the vast majority of asbestos and environmental reserves, as well as certain purchase accounting adjustments related to the run-off business (the “Runoff Business,” the sale of which is referred to as the “Runoff Transaction”). The Runoff Business has been presented as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 and in the consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014. The Runoff Business disposal group excludes investing and financing activities from amounts classified as discontinued operations. OneBeacon's investing and financing operations are conducted on an overall consolidated level and, accordingly, there are no separately identifiable investing or financing cash flows associated with the Runoff Business. The legal entities included in the sale held an agreed upon level of invested assets and capital at closing.
OneBeacon's reportable segments are Specialty Products, Specialty Industries and Investing, Financing and Corporate. The Specialty Products segment is comprised of nine active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. During the first quarter of 2015, the Company restructured its former Professional Insurance underwriting operating segment into four separate underwriting operating segments, which are included in Specialty Products: Healthcare, Management Liability, Financial Services and Other Professional Lines. The Specialty Products segment also includes the Crop underwriting operating segment which was exited in the third quarter of 2015.
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
Recently Adopted Changes in Accounting Principles
Qualified Affordable Housing Projects
Effective January 1, 2015, OneBeacon adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("QAHP") (ASC 323). ASU 2014-01 allows investors in QAHP to make a policy election to use the proportional amortization method. Under the proportional amortization method, the investor amortizes the initial cost of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

investment in proportion to the tax credits and other tax benefits received and recognizes the investment results, net of the related tax benefits, as a component of income tax expense. Prior to adoption, OneBeacon accounted for its QAHP investment under the equity method and recognized its share of its QAHP investment's losses in investment income. OneBeacon made the policy election to account for its QAHP investment using the proportional amortization method, applied retrospectively. Under the proportional amortization method, the cumulative loss recognized through December 31, 2014 increased by $1.2 million. As a result of the retrospective adoption, OneBeacon's common shareholders equity has been reduced by $0.6 million as of January 1, 2014. In addition, for the three and nine months ended September 30, 2014, the retrospective adoption resulted in increases of $0.4 million and $1.3 million, respectively, to net investment income and net increases of $0.6 million and $1.8 million, respectively, to income tax expense. Footnote disclosures for prior year amounts have been amended to be consistent with the restated amounts described above.
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
Recently Issued Accounting Pronouncements
Business Combinations - Measurement Period Adjustments
On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. At the date of an acquisition, fair value of certain assets and liabilities may not be accurately determinable and are therefore recognized at the acquirer's best estimate. Such amounts may be updated as additional information becomes available in periods subsequent to the acquisition for up to one year. Prior to the issuance of this new ASU, subsequent adjustments had to be pushed back to the acquisition date, which required retroactive adjustments to prior period amounts. Under the new guidance, adjustments to provisional amounts that are identified during the measurement period are to be recorded in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015 and should be applied prospectively to adjustments to estimated purchase accounting amounts that occur after the effective date. Early application is permitted. OneBeacon has not recognized any adjustments to estimated purchase accounting amounts for the year to date period ended September 30, 2015.
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
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest (ASC 835) which requires debt issuance costs related to a recognized debt liability to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. In August 2015, the FASB issued ASU 2015-15, Imputation of Interest (ASC 835) which addresses the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-03 and ASU 2015-15 are effective for annual and interim reporting periods beginning after December 15, 2015. OneBeacon does not expect ASU 2015-03 or ASU 2015-15 to impact its financial position, results of operations, cash flows, presentation and disclosures.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which modifies the guidance for revenue recognition. The scope of the new ASU excludes insurance contracts but is applicable to certain fee arrangements, such as investment management fees. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (ASC 606), which delayed the effective date of ASU 2014-09 by one year. As a result, the standard is effective for annual and interim periods beginning after December 15, 2017. The Company is in the process of evaluating the new guidance and has not yet determined the potential effect of adoption on its financial position, results of operations, or cash flows.
NOTE 2. Acquisitions and Dispositions
Crop Business
On July 31, 2015, the Company exited the multiple peril crop insurance ("MPCI") business and its related crop-hail business (collectively, "Crop Business") due to the sale of Climate Crop Insurance Agency ("CCIA"), a managing general agency which had an exclusive agreement with the Company, to an affiliate of AmTrust Financial Services, Inc. (“AmTrust”). As a result of the sale, OneBeacon and CCIA agreed to an early termination of the existing five year agreement. In connection with the termination of the agreement, OneBeacon received a payment of $3.0 million (pre-tax) recorded in other revenues. Also related to the sale, OneBeacon has withdrawn its 2016 Plan of Operations, which previously authorized it to write MPCI for the 2016 Reinsurance Year, and affiliates of AmTrust agreed to reinsure the Company’s remaining net Crop Business exposure for the 2015 Reinsurance Year under a related 100% quota share reinsurance agreement which, coupled with other transfer and assignment agreements as well as communications with policyholders and agents, had the effect of assumption reinsurance. As a result of this transaction, the Company has no material net exposure related to the Crop business.
During the three months ended September 30, 2015, the Company recorded ceded written premiums of $35.9 million, ceded earned premiums of $16.8 million, ceded loss and loss adjustment expenses of $15.1 million, and ceded insurance acquisition expenses of $2.8 million as a result of this transaction. Amounts due from AmTrust as of September 30, 2015 include $30.6 million in reinsurance recoverable on paid and unpaid losses, ceded unearned premiums of $11.4 million and $17.2 million in other assets.
Runoff Business
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies," on December 23, 2014, OneBeacon completed the sale of its Runoff Business to Armour. As described in Note 15—"Discontinued Operations," the Company recorded the final adjustment to the loss on sale of discontinued operations during the second quarter of 2015. Prior to the closing of the Runoff Transaction, OneBeacon Insurance Company, one of the entities that was sold upon the closing of the Runoff Transaction and which has since been renamed Bedivere Insurance Company ("Bedivere"), distributed Atlantic Specialty Insurance Company ("ASIC'), an indirect wholly owned insurance subsidiary of the Company, to its immediate parent, as well as cash and investments such that Bedivere contained the target capital on the date of sale pursuant to the stock purchase agreement. In conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. As part of the Runoff Transaction, OneBeacon and Armour entered into a limited Transition Services Agreement (“TSA”), pursuant to which OneBeacon is providing certain transition services to Armour during the term of the TSA, which has an initial term of one year. See Note 15—"Discontinued Operations" for further information regarding activity reported as discontinued operations during the three and nine months ended September 30, 2015 and 2014.
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
Except as described above, during the three and nine months ended September 30, 2015 and 2014, there were no significant acquisitions or dispositions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves

Loss and LAE reserve summary
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Gross beginning balance	$1,350.8	$1,125.4	$1,342.2	$1,054.3
Less beginning reinsurance recoverables on unpaid losses	(147.1)	(92.0)	(161.6)	(80.2)
Net beginning loss and LAE reserves	1,203.7	1,033.4	1,180.6	974.1
Loss and LAE incurred relating to:
Current year losses	167.5	177.9	529.7	506.4
Prior year losses	—	7.3	(1.8)	14.3
Total incurred loss and LAE from continuing operations	167.5	185.2	527.9	520.7
Loss and LAE paid relating to:
Current year losses	(50.6)	(55.7)	(115.4)	(115.3)
Prior year losses	(107.4)	(104.7)	(379.9)	(321.3)
Total loss and LAE payments from continuing operations	(158.0)	(160.4)	(495.3)	(436.6)
Net ending loss and LAE reserves	1,213.2	1,058.2	1,213.2	1,058.2
Plus ending reinsurance recoverables on unpaid losses	214.2	101.4	214.2	101.4
Gross ending loss and LAE reserves	$1,427.4	$1,159.6	$1,427.4	$1,159.6

Loss and LAE development
Loss and LAE development—2015
During the three months ended September 30, 2015, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves, as favorable development from several businesses, most notably Technology, Specialty Property and Collector Cars and Boats was offset by unfavorable development primarily due to an increase in large and small claims in Entertainment, and to a lesser extent, unusually heavy activity of both large and small claims in the ocean marine business within International Marine Underwriters (IMU), and also Programs.
During the nine months ended September 30, 2015, OneBeacon experienced $1.8 million of net favorable loss and LAE reserve development on prior accident year reserves, primarily attributable to favorable development from Technology, and to a lesser extent, from Specialty Property, Crop, Surety, Collector Cars and Boats and Government Risks. This favorable development was mostly offset by significant unfavorable development due to several large losses and small to mid-sized claims in Entertainment, and to a lesser extent, losses in the Company's inland marine business within IMU as well as Tuition Reimbursement and Programs.
Loss and LAE development—2014
During the three and nine months ended September 30, 2014, OneBeacon experienced $7.3 million and $14.3 million, respectively, of net unfavorable loss and LAE reserve development on prior accident year reserves. Net unfavorable loss and LAE reserve development during the three months ended September 30, 2014 was primarily attributable to Other Professional Lines and, to a lesser extent, Management Liability. This unfavorable development during the three months ended September 30, 2014 was partially offset by favorable development primarily in Healthcare. Net unfavorable loss and LAE reserve development during the nine months ended September 30, 2014 was primarily attributable to the Other Professional Lines, Management Liability, and Accident, and to a lesser extent, the inland marine business in the IMU underwriting operating segment. This unfavorable development during the nine months ended September 30, 2014 was partially offset by favorable development in Healthcare, Specialty Property, and the ocean marine business in the IMU underwriting operating segment.
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
On July 31, 2015, OneBeacon reinsured 100% of its net retained losses for both its multi-peril crop insurance ("MPCI") and crop-hail business by entering into a quota share reinsurance agreement with an insurance operating affiliate of AmTrust for the remaining net exposure to the 2015 Crop reinsurance year. See Note 2—"Acquisitions and Dispositions" for further detail.
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
Effective January 1, 2015, OneBeacon purchased an aggregate stop loss on its MPCI portfolio for the 2015 crop year, providing 52.0% of coverage in excess of a 98.0% loss ratio on premiums covered by the contract and a separate aggregate stop loss providing 80.0% of coverage in excess of a 100.0% loss ratio on its crop-hail portfolio. OneBeacon also purchased a new quota share reinsurance contract on 30.0% of its MPCI portfolio.
In addition to the reinsurance protections outlined above, the Company also continued to purchase dedicated reinsurance protection for certain specific lines of business.
Reinsurance Recoverables
As of September 30, 2015, OneBeacon had reinsurance recoverables on paid losses of $22.6 million and reinsurance recoverables on unpaid losses of $214.2 million. As reinsurance contracts do not relieve OneBeacon of its obligations, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table summarizes Standard & Poor's Financial Services, LLC ("Standard & Poor's") ratings for OneBeacon's reinsurers for its continuing insurance operations, excluding industry pools and associations, based upon reinsurance recoverable amounts on paid and unpaid losses and LAE:

($ in millions) Standard & Poor's Rating(1):	Balance at September 30, 2015	% of total
AA	$60.8	26%
A(2)	149.9	63%
BBB, Not Rated and Other(3)	26.1	11%
Total reinsurance recoverables	$236.8	100%
_______________________________________________________________________________
(1) Standard & Poor's ratings as detailed above are "AA" (Very strong), "A" (Strong) and "BBB" (Adequate).
(2)Includes reinsurance recoverable on unpaid losses from a 100% indirect wholly owned subsidiary of AmTrust related to the Crop business of $30.6 million. AmTrust is rated "A" (Excellent) by A.M. Best Company, Inc.
(3)Includes reinsurance recoverable on unpaid losses from Bedivere of $20.8 million.
NOTE 5. Investment Securities
OneBeacon's invested assets are comprised of securities and other investments held for general investment purposes. Refer to the Company's 2014 Annual Report on Form 10-K for a complete discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

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
Prospector Partners, LLC (“Prospector”), was the primary manager of OneBeacon's publicly-traded common equity securities and convertible fixed maturity securities portfolio. The Prospector-managed separate accounts were liquidated during the second quarter of 2015, and the Prospector-managed hedge fund was redeemed, and used to purchase passive equity vehicles. As the separate accounts were liquidated, OneBeacon reinvested the majority of the proceeds into exchange traded funds ("ETFs") that seek to provide investment results that, before expenses, generally correspond to the performance of the S&P 500, Russell 1000, and Russell 1000 Value indices.
OneBeacon's net investment income is comprised primarily of interest income associated with fixed maturity investments and dividend income from its equity investments.
Net investment income for the three and nine months ended September 30, 2015 and 2014 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Fixed maturity investments	$11.2	$10.5	$31.7	$31.4
Common equity securities	1.3	1.5	4.4	5.2
Convertible fixed maturity investments	—	0.5	—	0.6
Other investments	0.7	0.1	0.7	1.3
Gross investment income	13.2	12.6	36.8	38.5
Less external investment expenses	(0.8)	(1.8)	(3.8)	(5.1)
Net investment income, pre-tax	$12.4	$10.8	$33.0	$33.4
The composition of net realized investment gains consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Fixed maturity investments	$0.4	$2.2	$2.3	$4.6
Common equity securities	(3.7)	13.5	30.7	25.4
Convertible fixed maturity investments	—	1.0	0.3	3.3
Other investments	(1.0)	2.6	7.1	2.6
Net realized investment gains, pre-tax	$(4.3)	$19.3	$40.4	$35.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The net changes in fair value for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30, 2015			Nine months ended September 30, 2015
($ in millions)	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in fair value reflected in revenues	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in fair value reflected in revenues
Fixed maturity investments	$0.7	$—	$0.7	$(1.8)	$—	$(1.8)
Short-term investments	—	—	—	—	—	—
Common equity securities	(19.3)	—	(19.3)	(50.2)	0.2	(50.0)
Convertible fixed maturity investments	—	—	—	0.1	—	0.1
Other investments	(7.0)	—	(7.0)	(18.4)	—	(18.4)
Net change, pre-tax	$(25.6)	$—	$(25.6)	$(70.3)	$0.2	$(70.1)

	Three months ended September 30, 2014			Nine months ended September 30, 2014
($ in millions)	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in fair value reflected in revenues	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in fair value reflected in revenues
Fixed maturity investments	$(8.0)	$—	$(8.0)	$4.0	$—	$4.0
Short-term investments	—	(0.1)	(0.1)	—	(0.1)	(0.1)
Common equity securities	(21.5)	(0.4)	(21.9)	(11.8)	(0.4)	(12.2)
Convertible fixed maturity investments	(1.8)	—	(1.8)	(4.1)	—	(4.1)
Other investments	(3.5)	—	(3.5)	1.3	—	1.3
Net change, pre-tax	$(34.8)	$(0.5)	$(35.3)	$(10.6)	$(0.5)	$(11.1)
The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of September 30, 2015 and December 31, 2014 were as follows:

($ in millions)	September 30, 2015	December 31, 2014
Investment securities:
Gross unrealized investment gains	$56.9	$104.7
Gross unrealized investment losses	(31.4)	(8.9)
Total net unrealized investment gains, pre-tax	25.5	95.8
Income taxes	(12.2)	(26.9)
Total net unrealized investment gains, after tax	$13.3	$68.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency losses and carrying values of OneBeacon's fixed maturity investments as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$43.3	$0.1	$—	$—	$43.4
Debt securities issued by industrial corporations	767.3	8.1	(1.0)	—	774.4
Municipal obligations	68.2	1.1	(0.5)	—	68.8
Asset-backed securities	1,079.7	4.9	(1.5)	—	1,083.1
Foreign government obligations	1.0	0.2	—	—	1.2
Preferred stocks	78.3	4.8	—	—	83.1
Total fixed maturity investments	$2,037.8	$19.2	$(3.0)	$—	$2,054.0

	December 31, 2014
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$38.0	$—	$—	$—	$38.0
Debt securities issued by industrial corporations	787.7	11.5	(1.0)	—	798.2
Municipal obligations	62.4	1.4	(0.1)	—	63.7
Asset-backed securities	814.4	1.5	(1.5)	—	814.4
Foreign government obligations	1.0	0.3	—	—	1.3
Preferred stocks	78.3	5.9	—	—	84.2
Total fixed maturity investments	$1,781.8	$20.6	$(2.6)	$—	$1,799.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net unrealized pre-tax foreign currency losses and carrying values of common equity securities, convertible fixed maturity investments and other investments as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
Common equity securities	$297.7	$7.4	$(20.7)	$—	$284.4
Other investments	141.7	30.3	(7.7)	—	164.3
Total common equity securities, convertible fixed maturity investments and other investments	$439.4	$37.7	$(28.4)	$—	$448.7

	December 31, 2014
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
Common equity securities	$283.2	$39.3	$(2.4)	$(0.1)	$320.0
Convertible fixed maturity investments	5.2	—	(0.2)	—	5.0
Other investments	157.7	44.8	(3.7)	—	198.8
Total common equity securities, convertible fixed maturity investments and other investments	$446.1	$84.1	$(6.3)	$(0.1)	$523.8

As of September 30, 2015 and December 31, 2014, the Company held unrestricted collateral from its customers, primarily relating to its surety business, of $100.3 million and $81.0 million, respectively, which is included in cash and invested assets. The obligation to return these funds is classified as funds held under insurance contracts in the consolidated balance sheets.
The following table summarizes the ratings of the corporate debt securities owned by OneBeacon as of September 30, 2015 and December 31, 2014:

($ in millions)	September 30, 2015	December 31, 2014
AA	$46.4	$57.9
A	292.0	328.1
BBB	436.0	409.2
Not rated	—	3.0
Debt securities issued by corporations(1)	$774.4	$798.2
_______________________________________________________________________________
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor’s Financial Services LLC (“Standard and Poor’s”) and 2) Moody’s Investor Service (“Moody’s”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Fair value measurements
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). Quoted prices in active markets for identical assets or liabilities have the highest priority ("Level 1"), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities ("Level 2") and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority ("Level 3"). As of September 30, 2015 and December 31, 2014, approximately 92% and 90%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.

Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise the fixed maturity investments, which has been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government obligations and preferred stocks. Investments valued using Level 2 inputs also include certain ETFs that track US stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund's published NAV to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include OneBeacon's investments in surplus notes, hedge funds and private equity funds, as well as certain investments in fixed maturity investments and common equity securities, where quoted market prices are unavailable or are not considered reasonable. OneBeacon determines when transfers between levels have occurred as of the beginning of the period.

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
Debt securities issued by corporations: The fair value of debt securities issued by corporations is determined from an evaluated pricing model that uses information from market sources and integrates relative credit information, observed market movements, and sector news. Key inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

sided markets, benchmark securities, bids, offers, and reference data including sector, coupon, quality ratings, duration, credit enhancements, early redemption features and market research publications.
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
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable. As of September 30, 2015 and December 31, 2014, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds. Also classified as Level 3 under the fair value hierarchy are surplus notes which are measured at their estimated fair value based on discounted expected cash flows, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

As of both September 30, 2015 and December 31, 2014, other investments reported at fair value represented approximately 6% and 7%, respectively, of the total investment portfolio and consisted of the following:

($ in millions)	September 30, 2015	December 31, 2014
Hedge funds(1)	$24.5	$42.3
Private equity funds(2)	52.3	60.1
Total hedge funds and private equity funds	76.8	102.4
Surplus notes (par value $101.0)(3)	58.0	65.1
Investment in community reinvestment vehicle	14.3	14.3
Trust certificates	—	0.2
Total other investments(4)	$149.1	$182.0
_______________________________________________________________________________

(1)	Consists of 6 hedge funds and 7 hedge funds as of September 30, 2015 and December 31, 2014, respectively.

(2)	Consists of 17 private equity funds as of both September 30, 2015 and December 31, 2014.

(3)	The decrease in the fair value of the surplus notes during the nine months ended September 30, 2015 was primarily due to widening of non-investment grade credit spreads.

(4)
Excludes the carrying value of $15.2 million and $16.8 million as of September 30, 2015 and December 31, 2014, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

The largest investment in a single hedge fund or private equity fund was $12.4 million and $15.8 million as of September 30, 2015 and December 31, 2014, respectively.
As of both September 30, 2015 and December 31, 2014, OneBeacon held one private preferred stock that represented approximately 85% of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.
The following tables summarize the Company's fair value measurements for investments as of September 30, 2015 and December 31, 2014 by level. The major security types were based on the legal form of the securities, with a separate break-out for convertible fixed maturity investments held as of December 31, 2014 as they may react similar to either debt securities or equity securities, depending on prevailing market conditions. OneBeacon has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing asset-backed securities vary depending on the nature of the issuing entity type. OneBeacon further disaggregates debt securities issued by corporations and equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, OneBeacon has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications the Company uses to evaluate investment risk and performance against commonly used benchmarks, such as the Barclays Intermediate Aggregate and S&P 500 indices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

($ in millions)	Fair value at September 30, 2015	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$43.4	$43.4	$—	$—
Debt securities issued by corporations:
Consumer	170.6	—	170.6	—
Health Care	158.8	—	158.8	—
Financial	131.5	—	131.5	—
Industrial	116.6	—	116.6	—
Energy	52.5	—	52.5	—
Communications	46.4	—	46.4	—
Utilities	43.0	—	43.0	—
Technology	29.0	—	29.0	—
Basic materials	26.0	—	26.0	—
Debt securities issued by corporations	774.4	—	774.4	—
Asset-backed securities	1,083.1	—	1,083.1	—
Preferred stocks	83.1	—	12.8	70.3
Municipal obligations	68.8	—	68.8	—
Foreign government obligations	1.2	0.6	0.6	—
Fixed maturity investments	2,054.0	44.0	1,939.7	70.3
Short-term investments	100.3	100.3	—	—
Common equity securities:
Exchange traded funds(2)	172.6	152.6	20.0	—
Consumer	31.1	31.1	—	—
Communications	19.6	19.6	—	—
Health Care	19.2	19.2	—	—
Financials	16.0	16.0	—	—
Industrial	13.9	13.9	—	—
Technology	12.0	12.0	—	—
Common equity securities	284.4	264.4	20.0	—
Other investments(1)	149.1	—	—	149.1
Total(1)	$2,587.8	$408.7	$1,959.7	$219.4
_______________________________________________________________________________

(1)
Excludes the carrying value of $15.2 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of September 30, 2015.

(2)	ETF's traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated as level 2 measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

($ in millions)	Fair value at December 31, 2014	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$38.0	$38.0	$—	$—
Debt securities issued by corporations:
Consumer	174.9	—	174.9	—
Financial	148.6	—	148.6	—
Health Care	111.9	—	111.9	—
Industrial	104.8	—	104.8	—
Communications	74.9	—	74.9	—
Basic materials	56.4	—	53.5	2.9
Energy	53.5	—	53.5	—
Utilities	44.2	—	44.2	—
Technology	29.0	—	29.0	—
Debt securities issued by corporations	798.2	—	795.3	2.9
Asset-backed securities	814.4	—	814.4	—
Preferred stocks	84.2	—	13.1	71.1
Municipal obligations	63.7	—	63.7	—
Foreign government obligations	1.3	0.7	0.6	—
Fixed maturity investments	1,799.8	38.7	1,687.1	74.0
Short-term investments	202.2	201.7	0.5	—
Common equity securities:
Consumer	75.2	75.2	—	—
Financials	72.4	72.4	—	—
Industrial	48.3	48.3	—	—
Health Care	46.5	46.5	—	—
Communications	24.4	24.4	—	—
Technology	20.6	20.6	—	—
Energy	15.6	15.6	—	—
Basic Materials	9.9	9.9	—	—
Utilities	5.1	5.1	—	—
Other	2.0	2.0	—	—
Common equity securities	320.0	320.0	—	—
Convertible fixed maturity investments	5.0	—	5.0	—
Other investments(1)	182.0	—	—	182.0
Total(1)	$2,509.0	$560.4	$1,692.6	$256.0
_______________________________________________________________________________

(1)
Excludes the carrying value of $16.8 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Rollforwards of Fair Value Measurements by Level
The following tables summarize the changes in OneBeacon’s fair value measurements by level for the three and nine months ended September 30, 2015 and 2014:

			Level 3 Investments
($ in millions)	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)(2)
Balance at January 1, 2015	$358.7	$1,692.1	$74.0	$—	$—	$182.0	$2,306.8
Amortization/accretion	—	(2.9)	—	—	—	—	(2.9)
Net realized and unrealized gains	5.5	7.3	0.3	—	—	1.2	14.3
Purchases	62.4	208.7	28.4	—	—	1.4	300.9
Sales	(75.2)	(175.4)	—	—	—	(3.0)	(253.6)
Transfers in	—	2.9	—	—	—	—	2.9
Transfers out	—	—	(2.9)	—	—	—	(2.9)
Balance at March 31, 2015	$351.4	$1,732.7	$99.8	$—	$—	$181.6	$2,365.5
Amortization/accretion	—	(3.5)	—	—	—	—	(3.5)
Net realized and unrealized gains	(1.0)	(8.2)	(0.2)	—	—	(4.5)	(13.9)
Purchases	350.8	307.4	5.6	—	—	1.1	664.9
Sales	(373.9)	(215.5)	—	—	—	(19.1)	(608.5)
Transfers in	—	28.4	—	—	—	—	28.4
Transfers out	—	—	(28.4)	—	—	—	(28.4)
Balance at June 30, 2015	$327.3	$1,841.3	$76.8	$—	$—	$159.1	$2,404.5
Amortization/accretion	—	(3.6)	—	—	—	—	(3.6)
Net realized and unrealized gains	(21.5)	0.5	(0.9)	—	—	(8.0)	(29.9)
Purchases	41.4	245.5	—	—	—	0.4	287.3
Sales	(38.8)	(129.6)	—	—	—	(2.4)	(170.8)
Transfers in	—	5.6	—	—	—	—	5.6
Transfers out	—	—	(5.6)	—	—	—	(5.6)
Balance at September 30, 2015	$308.4	$1,959.7	$70.3	$—	$—	$149.1	$2,487.5
_______________________________________________________________________________

(1)
Excludes the carrying value of $15.2 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of September 30, 2015.

(2)	Excludes short-term investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

			Level 3 Investments
($ in millions)	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Common equity securities	Convertible fixed maturity investments	Other investments(1)	Total(1)(2)
Balance at January 1, 2014	$469.5	$1,753.1	$81.9	$0.1	$—	$119.9	$2,424.5
Amortization/accretion	—	(2.7)	—	—	—	—	(2.7)
Net realized and unrealized gains	8.6	6.9	0.3	—	—	3.1	18.9
Purchases	140.6	347.8	7.5	—	—	2.3	498.2
Sales	(60.0)	(411.4)	—	—	—	(1.6)	(473.0)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Balance at March 31, 2014	$558.7	$1,693.7	$89.7	$0.1	$—	$123.7	$2,465.9
Amortization/accretion	—	(2.8)	—	—	—	—	(2.8)
Net realized and unrealized gains	14.1	5.5	0.3	0.4	—	1.7	22.0
Purchases	279.2	349.8	34.2	—	—	1.0	664.2
Sales	(332.7)	(292.1)	—	—	—	(1.5)	(626.3)
Transfers in	—	7.5	—	—	—	—	7.5
Transfers out	—	—	(7.5)	—	—	—	(7.5)
Balance at June 30, 2014	$519.3	$1,761.6	$116.7	$0.5	$—	$124.9	$2,523.0
Amortization/accretion	—	(2.9)	—	—	—	—	(2.9)
Net realized and unrealized gains	(8.5)	(7.7)	1.1	(0.1)	—	(0.9)	(16.1)
Purchases	128.1	426.3	2.0	—	—	0.3	556.7
Sales	(249.9)	(434.1)	—	—	—	(7.9)	(691.9)
Transfers in	—	34.3	—	—	—	—	34.3
Transfers out	—	—	(34.3)	—	—	—	(34.3)
Balance at September 30, 2014	$389.0	$1,777.5	$85.5	$0.4	$—	$116.4	$2,368.8
_______________________________________________________________________________

(1)
Excludes the carrying value of $17.3 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of September 30, 2014.

(2)	Excludes short-term investments.
“Transfers out” of Level 3 fixed maturity investments was comprised of $18.1 million in residential mortgage backed securities, $10.3 million in commercial mortgage backed securities, $5.6 million in asset backed securities and $2.9 million in corporate debt securities for the nine months ended September 30, 2015 and $41.8 million comprised of one commercial mortgage-backed security for the nine months ended September 30, 2014, all of which were recategorized as Level 2 measurements when quoted market prices that were considered reliable and could be validated against alternative sources became available. There were no “Transfers in” to Level 3 for the nine months ended September 30, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the change in net pre-tax unrealized gains or losses for assets designated as Level 3 for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Fixed maturity investments	$(0.9)	$1.1	$(0.8)	$1.7
Short-term investments	—	—	—	—
Common equity securities	—	—	—	—
Other investments	(7.0)	(3.5)	(18.4)	1.3
Total	$(7.9)	$(2.4)	$(19.2)	$3.0

Significant Unobservable Inputs
As previously described, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing models and both observable and unobservable inputs.
The following summarizes significant unobservable inputs used in estimating the fair value of fixed maturity investments classified within Level 3, other than hedge funds and private equities, as of September 30, 2015. The fair value of investments in hedge funds and private equity funds, which are classified within Level 3, are estimated using the net asset value of the funds.

Description	Fair Value (in millions)	Rating(2)	Valuation Technique	Unobservable Inputs	Input
Preferred stock(1)	$70.3	N/R	Discounted cash flow	Discount yield	8.36%
Surplus notes:
- Seller priority note	$41.0	N/R	Discounted cash flow	Discount rate(3)	11.6%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	10 years
- Pari passu note	$17.0	N/R	Discounted cash flow	Discount rate(5)	18.3%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	15 years
_________________________________________________________________________

(1)	As of September 30, 2015, asset type consists of one security.

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

Mortgage-backed, Asset-backed Securities
OneBeacon purchases commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS") to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency CMBS are generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed rate and floating rate CMBS as of September 30, 2015. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of September 30, 2015, on average less than 1% of the underlying loans were reported as non-performing for both agency and non-agency CMBS held by OneBeacon. OneBeacon did not hold any RMBS categorized as sub-prime as of September 30, 2015. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage-backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of September 30, 2015, OneBeacon held no non-prime mortgage-backed securities. OneBeacon's non-agency RMBS portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, with the exception of $44.0 million of non-agency RMBS resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency RMBS security.
The following table summarizes the carrying value of OneBeacon's asset-backed securities as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
($ in millions)	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$246.0	$246.0	$—	$259.2	$259.2	$—
FNMA	1.6	1.6	—	1.9	1.9	—
FHLMC	3.2	3.2	—	—	—	—
Total agency(1)	250.8	250.8	—	261.1	261.1	—
Non-agency:
Residential	115.9	115.9	—	67.4	67.4	—
Commercial	126.0	126.0	—	96.7	96.7	—
Total Non-agency	241.9	241.9	—	164.1	164.1	—
Total mortgage-backed securities	492.7	492.7	—	425.2	425.2	—
Other asset-backed securities:
Credit card receivables	259.7	259.7	—	197.6	197.6	—
Vehicle receivables	257.4	257.4	—	145.8	145.8	—
Other	73.3	73.3	—	45.8	45.8	—
Total other asset-backed securities	590.4	590.4	—	389.2	389.2	—
Total mortgage-backed and asset-backed securities	$1,083.1	$1,083.1	$—	$814.4	$814.4	$—
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guarantee of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of September 30, 2015 are as follows:

	Fair Value	Security Issuance Year
($ in millions)		2004	2005	2006	2008	2010	2011	2012	2013	2014	2015
Total non-agency RMBS	$115.9	$15.2	$2.9	$4.0	$4.2	$17.1	$14.6	$11.0	$14.7	$32.2	$—
Total non-agency CMBS	126.0	—	—	—	—	5.7	—	8.6	18.4	55.5	37.8
Total non-agency	$241.9	$15.2	$2.9	$4.0	$4.2	$22.8	$14.6	$19.6	$33.1	$87.7	$37.8
Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of September 30, 2015:

($ in millions)	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Prime	$115.9	$32.7	$83.2	$—
Non-prime	—	—	—	—
Total non-agency RMBS	$115.9	$32.7	$83.2	$—
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
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels of OneBeacon's non-agency CMBS securities are as follows as of September 30, 2015:

($ in millions)	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$85.5	$8.8	$35.0	$41.7
Floating rate CMBS	40.5	—	—	40.5
Total non-agency CMBS	$126.0	$8.8	$35.0	$82.2
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Hedge Funds and Private Equity Funds
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
($ in millions)	Fair Value(1)	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity banks and financial	$12.7	$—	$28.5	$—
Long/short credit and distressed	8.1	—	8.4	—
Other	3.7	—	5.4	—
Total hedge funds	24.5	—	42.3	—
Private equity funds
Energy infrastructure and services	26.2	4.0	33.1	4.8
Multi-sector	14.9	2.1	14.5	2.2
Private equity secondaries	4.5	2.1	5.6	2.0
Healthcare	3.9	0.4	3.1	1.4
Insurance	2.0	0.1	2.1	0.1
Real estate	0.8	0.1	1.7	0.1
Distressed residential real estate	—	—	—	—
Total private equity funds	52.3	8.8	60.1	10.6
Total hedge funds and private equity funds	$76.8	$8.8	$102.4	$10.6
_______________________________________________________________________________

(1)
Excluded from the above table are other investments of $58.0 million and $65.1 million in surplus notes as of September 30, 2015 and December 31, 2014, respectively, received in conjunction with the financing of the Runoff Transaction, as well as $14.3 million of an investment in a community reinvestment vehicle as of both September 30, 2015 and December 31, 2014 and $15.2 million and $16.8 million of an investment in a tax advantaged federal affordable housing development fund as of September 30, 2015 and December 31, 2014, respectively. Additionally, other investments accounted for at fair value as of December 31, 2014 included $0.2 million in trust certificates issued upon dissolution of a private equity fund, with negligible holdings at September 30, 2015.

Redemptions of investments in certain hedge funds are subject to restrictions including "lock-up" periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the September 30, 2015 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds Notice Period
($ in millions)	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
Redemption frequency
Monthly	$—	$—	$—	$—	$—
Quarterly	13.7	8.1	—	—	21.8
Annual	—	—	2.7	—	2.7
Total hedge funds	$13.7	$8.1	$2.7	$—	$24.5
Certain hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of September 30, 2015, $1.0 million of OneBeacon's hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable as of September 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. As of September 30, 2015, redemptions of $11.1 million were outstanding and remain subject to market fluctuations. The date at which such redemptions will be received is not determinable at September 30, 2015. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
Investments in private equity funds are generally subject to lock-up periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. As of September 30, 2015, investments in private equity funds were subject to lock-up periods as follows:

($ in millions)	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
Private Equity Funds—expected lock-up period remaining	$24.5	$11.1	$16.7	$—	$52.3
See Note 15—"Discontinued Operations" for further disclosures regarding the valuation of the surplus notes provided in conjunction with the financing of the Runoff Transaction.
NOTE 6. Debt
OneBeacon's debt outstanding as of September 30, 2015 and December 31, 2014 consisted of the following:

($ in millions)	September 30, 2015	December 31, 2014
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.2)	(0.3)
Senior unsecured notes, carrying value	$274.8	$274.7
2012 Senior Notes
In November 2012, OBH issued $275.0 million face value of senior unsecured notes ("2012 Senior Notes") through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The 2012 Senior Notes bear an annual interest rate of 4.6% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by the Company.
Credit Facility
On September 29, 2015, the Company and OneBeacon Holdings, Inc. ("OBH"), as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the "Credit Facility"). As of September 30, 2015, the credit facility was undrawn.
The Credit Facility contains various affirmative, negative and financial covenants which OneBeacon considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.
Debt Covenants
As of September 30, 2015, OneBeacon was in compliance with all of the covenants under the 2012 Senior Notes and the Credit Facility.
NOTE 7. Segment Information
The Company has fourteen active underwriting operating segments, which are managed by the chief operating decision maker and are aggregated into two underwriting reportable segments. The two underwriting reportable segments were determined based on the nature of products or services, the production process, the method of distribution and the nature of the regulatory environment. The principal difference between the reportable segments is the type or class of customer.
The Specialty Products reportable segment is comprised of nine active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

United States. During the first quarter of 2015, the Company restructured its former Professional Insurance underwriting operating segment into four separate underwriting operating segments: Healthcare, Management Liability, Financial Services and Other Professional Lines. Additionally, Specialty Products includes the Specialty Property, Environmental, Tuition Reimbursement, Programs, and Surety underwriting operating segments, as well as Crop which was exited in the third quarter of 2015.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
Three months ended September 30, 2015
Earned premiums	$122.9	$158.5	$—	$281.4
Loss and loss adjustment expense	(64.9)	(102.6)	—	(167.5)
Policy acquisition expenses	(25.5)	(28.3)	—	(53.8)
Other underwriting expenses	(24.9)	(31.5)	—	(56.4)
Total underwriting income (loss)	7.6	(3.9)	—	3.7
Net investment income	—	—	12.4	12.4
Net realized and change in unrealized investment gains	—	—	(29.9)	(29.9)
Net other revenues	—	0.9	3.0	3.9
General and administrative expenses	—	(1.0)	(2.7)	(3.7)
Interest expense	—	—	(3.2)	(3.2)
Pre-tax income (loss) from continuing operations	$7.6	$(4.0)	$(20.4)	$(16.8)

Three months ended September 30, 2014
Earned premiums	$151.7	$153.7	$—	$305.4
Loss and loss adjustment expense	(98.2)	(87.0)	—	(185.2)
Policy acquisition expenses	(26.6)	(28.0)	—	(54.6)
Other underwriting expenses	(23.2)	(28.0)	—	(51.2)
Total underwriting income	3.7	10.7	—	14.4
Net investment income	—	—	10.8	10.8
Net realized and change in unrealized investment gains	—	—	(16.0)	(16.0)
Net other (expenses) revenues	(0.3)	0.5	1.1	1.3
General and administrative expenses	—	(0.8)	(1.6)	(2.4)
Interest expense	—	—	(3.2)	(3.2)
Pre-tax income (loss) from continuing operations	$3.4	$10.4	$(8.9)	$4.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
Nine months ended September 30, 2015
Earned premiums	$425.5	$461.8	$—	$887.3
Loss and loss adjustment expense	(238.6)	(289.3)	—	(527.9)
Policy acquisition expenses	(76.3)	(84.9)	—	(161.2)
Other underwriting expenses	(73.9)	(91.3)	—	(165.2)
Total underwriting income (loss)	36.7	(3.7)	—	33.0
Net investment income	—	—	33.0	33.0
Net realized and change in unrealized investment gains	—	—	(29.7)	(29.7)
Net other revenues (expenses)	—	1.2	(1.6)	(0.4)
General and administrative expenses	—	(2.0)	(10.0)	(12.0)
Interest expense	—	—	(9.7)	(9.7)
Pre-tax income (loss) from continuing operations	$36.7	$(4.5)	$(18.0)	$14.2

Nine months ended September 30, 2014
Earned premiums	$433.0	$439.8	$—	$872.8
Loss and loss adjustment expense	(277.5)	(243.2)	—	(520.7)
Policy acquisition expenses	(71.4)	(79.5)	—	(150.9)
Other underwriting expenses	(68.1)	(84.2)	—	(152.3)
Total underwriting income	16.0	32.9	—	48.9
Net investment income	—	—	33.4	33.4
Net realized and change in unrealized investment gains	—	—	24.8	24.8
Net other (expenses) revenues	(0.1)	0.8	2.6	3.3
General and administrative expenses	0.1	(1.8)	(7.6)	(9.3)
Interest expense	—	—	(9.7)	(9.7)
Pre-tax income from continuing operations	$16.0	$31.9	$43.5	$91.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
September 30, 2015
Assets
Total investment securities	$—	$—	$2,603.0	$2,603.0
Premiums receivable	102.1	166.7	—	268.8
Reinsurance recoverables(1)	189.3	26.7	20.8	236.8
Funds held under reinsurance contracts	4.6	—	—	4.6
Deferred acquisition costs	48.3	56.2	—	104.5
Ceded unearned premiums	32.5	8.8	—	41.3
Other assets(2)	17.2	—	431.6	448.8
Total Assets	$394.0	$258.4	$3,055.4	$3,707.8

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$826.8	$579.8	$20.8	$1,427.4
Unearned premiums	330.4	295.3	—	625.7
Funds held under insurance contracts	100.3	—	—	100.3
Debt	—	—	274.8	274.8
Other liabilities(2)	—	—	275.7	275.7
Total Liabilities	$1,257.5	$875.1	$571.3	$2,703.9

December 31, 2014
Assets
Total investment securities	$—	$—	$2,525.8	$2,525.8
Premiums receivable	77.7	163.8	—	241.5
Reinsurance recoverables(1)	127.3	22.7	23.8	173.8
Funds held under reinsurance contracts	37.1	—	—	37.1
Deferred acquisition costs	49.7	53.5	—	103.2
Ceded unearned premiums	7.5	10.4	—	17.9
Other assets(2)	—	—	478.9	478.9
Total Assets	$299.3	$250.4	$3,028.5	$3,578.2

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$798.8	$519.6	$23.8	$1,342.2
Unearned premiums	303.6	284.7	—	588.3
Funds held under insurance contracts	81.0	—	—	81.0
Debt	—	—	274.7	274.7
Other liabilities(2)	—	—	242.7	242.7
Total Liabilities	$1,183.4	$804.3	$541.2	$2,528.9
_______________________________________________________________________________

(1)
As described in Note 15—"Discontinued Operations," ASIC has entered into a 100% quota share reinsurance agreement whereby ASIC is ceding to Bedivere 100% of the legacy Runoff Business that was written by ASIC or one of the ongoing entities. As of September 30, 2015 and December 31, 2014, $20.8 million and $23.8 million, respectively, are included in both unpaid loss and loss adjustment expense reserves and reinsurance recoverable included within Investing, Financing, and Corporate. Also, as of September 30, 2015, Specialty Products includes $30.6 million related to reinsurance recoverable from AmTrust resulting from the Crop transaction.

(2)
Other assets and other liabilities are generally not separately identifiable at the segment level and have therefore been included within the investing, financing, and corporate segment. The $17.2 million as of September 30, 2015 relates to amounts due from AmTrust related to the Crop transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

The following tables provide net written premiums, earned premiums and underwriting ratios for OneBeacon's insurance operations by reportable segment and in total, for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Insurance Operations			Insurance Operations
($ in millions)	Specialty Products	Specialty Industries	Consolidated	Specialty Products	Specialty Industries	Consolidated
Net written premiums	$133.7	$159.2	$292.9	$188.3	$157.3	$345.6
Earned premiums	122.9	158.5	281.4	151.7	153.7	305.4
Underwriting ratios:(1)
Loss and LAE	52.8%	64.7%	59.5%	64.7%	56.7%	60.6%
Expense	41.1	37.9	39.3	32.9	36.4	34.7
Total combined ratio	93.9%	102.6%	98.8%	97.6%	93.1%	95.3%

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Insurance Operations			Insurance Operations
($ in millions)	Specialty Products	Specialty Industries	Consolidated	Specialty Products	Specialty Industries	Consolidated
Net written premiums	$427.0	$474.2	$901.2	$488.6	$464.0	$952.6
Earned premiums	425.5	461.8	887.3	433.0	439.8	872.8
Underwriting ratios:(1)
Loss and LAE	56.1%	62.6%	59.5%	64.1%	55.3%	59.7%
Expense	35.3	38.2	36.8	32.2	37.2	34.7
Total combined ratio	91.4%	100.8%	96.3%	96.3%	92.5%	94.4%
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
In April 2014, the board of managers of the Qualified Plan's plan sponsor, a wholly-owned indirect subsidiary of the Company, voted to terminate the Qualified Plan as of June 30, 2014. The plan sponsor applied for a determination letter from the Internal Revenue Service ("IRS") with respect to the Qualified Plan's tax qualified status at termination and received a favorable determination letter from the IRS on July 23, 2015. The Company currently anticipates the majority of plan assets to be distributed within 12 months of the receipt of the favorable determination letter by way of annuity contract purchases and/or lump sum payments to Plan participants. The purchase of annuities is also subject to the availability of such contracts, with creditworthy insurance companies, at negotiated market terms deemed acceptable to the Plan Sponsor. The Company reserves the right to revoke the termination and does not expect the impact of the termination to be material on the Company's financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

The components of net periodic benefit cost for the three and nine months ended September 30, 2015 and 2014 for the plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Service cost	$0.3	$0.2	$0.7	$0.5
Interest cost	1.2	1.2	3.5	3.5
Expected return on plan assets	(2.2)	(2.2)	(6.5)	(6.4)
Amortization of unrecognized loss	0.3	0.1	0.9	0.3
Net periodic pension income before special termination benefits	(0.4)	(0.7)	(1.4)	(2.1)
Special termination benefits expense(1)	—	—	—	0.3
Total net periodic benefit income	$(0.4)	$(0.7)	$(1.4)	$(1.8)
_______________________________________________________________________________

(1)	Special termination benefits for 2014 represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.
OneBeacon does not expect to make a contribution to its Qualified Plan in 2015. OneBeacon anticipates contributing $2.2 million to the Non-qualified Plan in 2015, for which OneBeacon has assets held in a rabbi trust. During the three and nine months ended September 30, 2015, the Company contributed $0.6 million and $1.6 million, respectively, to the Non-qualified Plan.
NOTE 9. Employee Share-Based Incentive Compensation Plans
OneBeacon's share-based compensation plans include performance shares, restricted shares and restricted stock units (RSU's), which are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. Performance shares and restricted stock units are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OneBeacon's deferred compensation plan. Restricted shares vest either annually in equal installments over the specified service period or cliff-vest in full after the 3-year service period, depending on the award. OneBeacon expenses the full cost of all its share-based compensation over the requisite service period. The Company recognized expense related to its share-based compensation plans of $0.4 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively, and $2.4 million and $4.8 million for the nine months ended September 30, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

Performance Shares
The following summarizes performance share activity for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015		2014
($ in millions)	Target Performance Shares outstanding	Accrued expense	Target Performance Shares outstanding	Accrued expense
Beginning of period	462,147	$2.4	512,938	$4.4
Payments and deferrals	—	—	—	—
New awards	—	—	—	—
Forfeitures and net change in assumed forfeitures	—	—	—	—
Expense (income) recognized	—	(0.3)	—	1.1
End of period	462,147	$2.1	512,938	$5.5

	Nine months ended September 30,
	2015		2014
($ in millions)	Target Performance Shares outstanding	Accrued expense	Target Performance Shares outstanding	Accrued expense
Beginning of period	517,470	$3.4	493,421	$4.0
Payments and deferrals(1)	(181,290)	(1.5)	(142,138)	(1.0)
New awards	154,887	—	165,800	—
Forfeitures and net change in assumed forfeitures	(28,920)	—	(4,145)	—
Expense recognized	—	0.2	—	2.5
End of period	462,147	$2.1	512,938	$5.5
_______________________________________________________________________________

(1)
Performance share payments in 2015 for the 2012-2014 performance cycle were based upon a performance factor of 45.7%. Performance share payments in 2014 for the 2011-2013 performance cycle were based upon a performance factor of 37.1%.

The following summarizes performance shares outstanding and accrued performance share expense at September 30, 2015 for each performance cycle:

($ in millions)	Target OB Performance Shares outstanding	Accrued expense
Performance cycle:
2013 - 2015	167,300	$1.3
2014 - 2016	151,810	0.3
2015 - 2017	154,887	0.5
Subtotal	473,997	2.1
Assumed forfeitures	(11,850)	—
Total at September 30, 2015	462,147	$2.1
If 100% of the outstanding performance shares had been vested on September 30, 2015, the total additional compensation cost to be recognized would have been $2.0 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) at September 30, 2015.
All performance shares earned and paid were settled in cash or by deferral into OneBeacon's deferred compensation plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

Restricted Shares
On February 24, 2015, OneBeacon issued to certain employees 75,950 shares of restricted stock having a grant date fair value of $1.1 million, which are scheduled to cliff vest in full on January 1, 2018.
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
The restricted shares contain dividend participation features and therefore are considered participating securities.
The following summarizes restricted shares activity for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015		2014
($ in millions)	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Beginning of period	390,950	$3.5	612,500	$4.9
New awards	—	—	—	—
Forfeitures	—	—	—	—
Vested	—	—	—	—
Expense recognized	—	(0.5)	—	(0.7)
End of period	390,950	$3.0	612,500	$4.2

	Nine months ended September 30,
	2015		2014
($ in millions)	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Beginning of period	612,500	$3.5	915,000	$6.5
New awards	75,950	1.1	—	—
Forfeitures	(1,500)	—	(2,500)	—
Vested	(296,000)	—	(300,000)	—
Expense recognized	—	(1.6)	—	(2.3)
End of period	390,950	$3.0	612,500	$4.2
Restricted shares that vested during the nine months ended September 30, 2015 and 2014 had a grant date fair value of $4.3 million for each period. No shares vested during the three months ended September 30, 2015 or 2014. As of September 30, 2015, unrecognized compensation expense of $3.0 million related to restricted stock awards is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Stock Units
During the nine months ended September 30, 2015, 214,430 RSUs were issued, with outstanding RSUs, net of forfeitures, at 204,179 as of September 30, 2015. The RSUs are scheduled to cliff vest in full on January 1, 2018, at which time the RSUs will be paid out in cash or shares at the discretion of the Compensation Committee. The expense associated with the RSUs, which is being recognized over the vesting period, was $0.2 million and $0.6 million for the three and nine months ended September 30, 2015, respectively.
NOTE 10. Income Taxes
OneBeacon and its Bermuda-domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event that there is a change in the current law such that taxes are imposed, OneBeacon and its Bermuda-domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. Income Taxes

Protection Act of 1966. OneBeacon also has subsidiaries that operate in Gibraltar, Luxembourg and the United States. U.S. operations are financed with a combination of debt and equity and the financing income currently accounts for the majority of non-U.S. earnings.
OneBeacon's income tax benefit (expense) related to pre-tax income from continuing operations for the three months ended September 30, 2015 and 2014, represented net effective tax rates of 20.8% and (22.4)%, respectively, and for the nine months ended September 30, 2015 and 2014, represented net effective tax rates of (7.0)% and 13.0%, respectively. The effective tax rates for the three and nine months ended September 30, 2015 and 2014, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate. Additionally, the rate for the nine months ended September 30, 2014 was impacted by a $5.0 million favorable settlement of the 2005-2006 IRS exam, as noted below. For the three months ended September 30, 2015 and 2014, the effective tax rate on non-U.S. income was 2.9% and 1.7%, respectively, and for the nine months ended September 30, 2015 and 2014, the effective tax rate on non-U.S. income was 1.7% and 1.3%, respectively.
In arriving at the effective tax rate for the three and nine months ended September 30, 2015 and 2014, OneBeacon forecasted all income and expense items including the realized and change in unrealized investment gains for the years ending December 31, 2015 and 2014, and included these gains in the effective tax rate calculation.
OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2007. On February 14, 2014, OneBeacon received Form 870-AD (Offer to Waive Restrictions on Assessment and Collection Tax Deficiency and to Accept Over assessment) from the IRS Appeals Office relating to the examination of tax years 2005 and 2006. All disputed items have been agreed and resolved with the Joint Committee on Taxation ("JCT"). OneBeacon recorded a tax benefit of $5.0 million in the first quarter of 2014 relating to the settlement of the IRS examination for tax years 2005 and 2006.
On July 28, 2011, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2007, 2008 and 2009. On September 1, 2015, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS Appeals Office relating to the examination of tax years 2007, 2008 and 2009. The estimated total overpayment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $4.0 million. However, $2.7 million of the proposed overpayments relate to items for which the expense deduction was disallowed in an earlier year and is being allowed in a year being examined. OneBeacon agrees with the adjustments proposed by the IRS and is awaiting final review by the JCT. Although the timing of the resolution of these issues is uncertain, it is reasonably possible that the resolution could occur within the next twelve months. When ultimately settled, OneBeacon does not expect the resolution of this examination to result in a material adverse change to its financial position.
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
As of September 30, 2015 and December 31, 2014, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $279.8 million and $286.0 million, respectively, which compared to a carrying value of $274.8 million and $274.7 million as of September 30, 2015 and December 31, 2014 respectively. The fair value measurement of the 2012 Senior Notes is classified as Level 2 in the valuation hierarchy and determined based on the volume and frequency of observable transactions.
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
The following summarizes significant ongoing non-claims related litigation or arbitration as of September 30, 2015:
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
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of September 30, 2015, as the amount of loss, if any, cannot be reasonably estimated.

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
The following table outlines the Company's computation of earnings (loss) per share for net income (loss) from continuing operations attributable to OneBeacon's common shareholders for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Earnings (losses) attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income (loss) from continuing operations attributable to OneBeacon's common shareholders	$(13.3)	$6.0	$14.2	$78.6
Allocation of income for participating unvested restricted common shares	—	—	(0.1)	(0.5)
Dividends paid on participating restricted common shares	(0.1)	(0.2)	(0.2)	(0.4)
Total allocation to restricted common shares	(0.1)	(0.2)	(0.3)	(0.9)
Net income (loss) from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$(13.4)	$5.8	$13.9	$77.7

(Over-distributed) undistributed net earnings (in millions):
Net income (loss) from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$(13.4)	$5.8	$13.9	$77.7
Dividends paid, net of restricted common share amounts	(19.9)	(19.8)	(59.8)	(59.6)
Total (over-distributed) undistributed net earnings, net of restricted common share amounts	$(33.3)	$(14.0)	$(45.9)	$18.1

Earnings (loss) per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.3	95.3	95.3	95.3
Weighted average unvested restricted common shares(1)	(0.4)	(0.6)	(0.5)	(0.7)
Basic and diluted earnings per share denominator	94.9	94.7	94.8	94.6

Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income (loss) from continuing operations attributable to OneBeacon's common shareholders	$(0.14)	$0.05	$0.15	$0.82
Dividends declared and paid	(0.21)	(0.21)	(0.63)	(0.63)
(Over-distributed) undistributed earnings	$(0.35)	$(0.16)	$(0.48)	$0.19
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.
Basic and diluted earnings per share amounts for discontinued operations are included in Note 15—"Discontinued Operations."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the nine months ended September 30, 2015 and 2014, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million as of September 30, 2015.
During the nine months ended September 30, 2015 and 2014, the Company repurchased 112,051 and 106,366 common shares, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.
Dividends on Common Shares
During the nine months ended September 30, 2015 and 2014, the Company declared and paid cash dividends to OneBeacon shareholders of $60.0 million, or $0.63 per common share, for each period.
Accumulated Other Comprehensive Loss
The Company recorded the following changes to accumulated other comprehensive loss for net increases in net benefit plan assets and obligations during the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
($ in millions)	2015	2014
Net change in benefit plan assets and obligations	$0.9	$0.2
Income tax expense	(0.3)	(0.1)
Net change in benefit plan assets and obligations, net of tax	$0.6	$0.1
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
Prior to the closing of the Runoff Transaction, Bedivere distributed ASIC, an indirect wholly owned insurance subsidiary of the Company, to its immediate parent, as well as cash and investments such that Bedivere contained the target capital on the date of sale pursuant to the stock purchase agreement. In conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. These notes are included in other investments on OneBeacon's consolidated balance sheet as of September 30, 2015 and December 31, 2014 and had a fair value of $58.0 million and $65.1 million, respectively (see Note 5—"Investment Securities" for further disclosures regarding these surplus notes).
The vast majority of the gross and net run-off unpaid loss and LAE reserves were included in the entities that were transferred to Armour. As of September 30, 2015 and December 31, 2014, gross loss and LAE reserves of $20.8 million and $23.8 million, respectively, related to the Runoff Business were ceded to Bedivere, an indirect wholly-owned subsidiary of Armour, beginning December 23, 2014, by way of a 100% quota share agreement with ASIC.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Discontinued Operations

The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Net written premiums	$—	$0.1	$—	$(0.1)
Revenues
Earned premiums	$—	$0.3	$—	$0.1
Other revenues (expenses)	(0.1)	—	(0.4)	—
Total revenues	(0.1)	0.3	(0.4)	0.1
Expenses
Loss and loss adjustment expenses	—	—	—	(0.7)
Policy acquisition expenses	—	0.1	—	0.1
Other underwriting expenses	—	0.8	—	2.2
Total expenses	—	0.9	—	1.6
Pre-tax loss	(0.1)	(0.6)	(0.4)	(1.5)
Income tax benefit	—	0.3	—	0.6
Loss from discontinued operations, net of tax	(0.1)	(0.3)	(0.4)	(0.9)
(Loss) gain from sale of discontinued operations, net of tax	—	(7.0)	0.3	(7.5)
Net loss from discontinued operations, net of tax	$(0.1)	$(7.3)	$(0.1)	$(8.4)
The loss from discontinued operations, net of tax, of $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, was the result of post-closing expenses incurred in connection with the Runoff Business. The loss from discontinued operations, net of tax, of $0.3 million and $0.9 million for the three and nine months ended September 30, 2014, respectively, was a result of non-claims expenses related to the Runoff Business, including dedicated staff, and partially offset by favorable activity in loss and LAE.
The gain from sale of discontinued operations, net of tax, of $0.3 million for the nine months ended September 30, 2015 represents a positive adjustment to the estimated loss on sale taking into consideration the final settlement of certain post-closing items.
The loss from sale of discontinued operations, net of tax, was $7.0 million and $7.5 million for the three and nine months ended September 30, 2014, respectively. In the third quarter of 2014, the Company updated its estimated loss on sale to reflect the change in the valuation of the $80.9 million face value of surplus notes expected to be issued in conjunction with the closing of the Runoff Transaction. The change in the valuation estimate resulted in an additional loss of $10.3 million ($7.0 million after-tax).
The nine months ended September 30, 2014 loss on sale of $7.5 million included both the $7.0 million from the third quarter, as well as the net effect of the following two items. First, the Company reduced its estimate of the fair value of the surplus notes expected to be issued at the closing of the Runoff Transaction based on the Company's internal valuation model which, as of June 30, 2014, was $8.2 million pre-tax ($5.3 million, after-tax) less than par value of the surplus notes, resulting in a corresponding increase to the estimated loss on sale. Second, the stock purchase agreement was revised during the second quarter of 2014 in part to increase the cap on seller financing, which resulted in the Company recording a $7.4 million reserve charge ($4.8 million after-tax) as a reduction to the estimated loss on sale of discontinued operations.
These changes along with certain other adjustments, resulted in a net increase in the estimated loss on sale at that time of $11.5 million ($7.5 million after-tax) during the nine months ended September 30, 2014.
OneBeacon made loss and LAE payments related to the Runoff Business of $16.4 million and $45.2 million for the three and nine months ended September 30, 2014, respectively, and made no such payments after the transaction closed on December 23, 2014.

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
The following table outlines the computation of loss per share for discontinued operations attributable to OneBeacon's common shareholders for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Loss attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net loss from discontinued operations attributable to OneBeacon's common shareholders	$(0.1)	$(7.3)	$(0.1)	$(8.4)
Allocation of loss for participating unvested restricted common shares	—	0.1	—	0.1
Net loss from discontinued operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$(0.1)	$(7.2)	$(0.1)	$(8.3)

Loss per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.3	95.3	95.3	95.3
Weighted average unvested restricted common shares(1)	(0.4)	(0.6)	(0.5)	(0.7)
Basic and diluted loss per share denominator	94.9	94.7	94.8	94.6

Loss per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Loss from discontinued operations attributable to OneBeacon's common shareholders per share	$—	$(0.07)	$—	$(0.09)
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH, as well as any draw made by OBH on the Credit Facility, which was undrawn as of September 30, 2015. The following tables present OneBeacon's consolidating balance sheets as of September 30, 2015 and December 31, 2014 and statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet As of September 30, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$2,054.0	$—	$—	$2,054.0
Short-term investments, at amortized cost (which approximates fair value)	1.8	98.5	—	—	100.3
Common equity securities, at fair value	—	284.4	—	—	284.4
Other investments	—	164.3	—	—	164.3
Total investment securities	1.8	2,601.2	—	—	2,603.0
Cash	—	96.5	0.2	—	96.7
Reinsurance recoverables	—	236.8	—	—	236.8
Premiums receivable	—	268.8	—	—	268.8
Funds held under reinsurance contracts	—	4.6	—	—	4.6
Deferred acquisition costs	—	104.5	—	—	104.5
Ceded unearned premiums	—	41.3	—	—	41.3
Net deferred tax asset	—	147.7	—	0.1	147.8
Investment income accrued	—	10.2	—	—	10.2
Accounts receivable on unsettled investment sales	—	5.7	—	—	5.7
Investments in subsidiaries	998.5	—	1,014.8	(2,013.3)	—
Other assets	0.5	185.4	2.5	—	188.4
Total assets	$1,000.8	$3,702.7	$1,017.5	$(2,013.2)	$3,707.8
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,427.4	$—	$—	$1,427.4
Unearned premiums	—	625.7	—	—	625.7
Funds held under insurance contracts	—	100.3	—	—	100.3
Debt	—	—	274.8	—	274.8
Accounts payable on unsettled investment purchases	—	20.2	—	—	20.2
Other liabilities	0.4	245.8	9.3	—	255.5
Total liabilities	0.4	2,419.4	284.1	—	2,703.9
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,000.4	1,279.8	733.4	(2,013.2)	1,000.4
Total noncontrolling interests	—	3.5	—	—	3.5
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,000.4	1,283.3	733.4	(2,013.2)	1,003.9
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,000.8	$3,702.7	$1,017.5	$(2,013.2)	$3,707.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Balance Sheet As of December 31, 2014 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,799.8	$—	$—	$1,799.8
Short-term investments, at amortized cost (which approximates fair value)	18.4	182.5	1.3	—	202.2
Common equity securities, at fair value	—	320.0	—	—	320.0
Convertible fixed maturity investments, at fair value	—	5.0	—	—	5.0
Other investments	—	198.8	—	—	198.8
Total investment securities	18.4	2,506.1	1.3	—	2,525.8
Cash	—	87.0	—	—	87.0
Reinsurance recoverables	—	173.8	—	—	173.8
Premiums receivable	—	241.5	—	—	241.5
Funds held under reinsurance contracts	—	37.1	—	—	37.1
Deferred acquisition costs	—	103.2	—	—	103.2
Ceded unearned premiums	—	17.9	—	—	17.9
Net deferred tax asset	—	131.7	—	0.1	131.8
Investment income accrued	—	10.0	—	—	10.0
Accounts receivable on unsettled investment sales	—	7.2	—	—	7.2
Investments in subsidiaries	1,027.4	—	1,053.0	(2,080.4)	—
Other assets	0.3	180.1	4.4	—	184.8
Assets held for sale	—	58.1	—	—	58.1
Total assets	$1,046.1	$3,553.7	$1,058.7	$(2,080.3)	$3,578.2
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,342.2	$—	$—	$1,342.2
Unearned premiums	—	588.3	—	—	588.3
Funds held under insurance contracts	—	81.0	—	—	81.0
Debt	—	—	274.7	—	274.7
Accounts payable on unsettled investment purchases	—	0.5	—	—	0.5
Other liabilities	0.3	234.8	7.1	—	242.2
Total liabilities	0.3	2,246.8	281.8	—	2,528.9
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,045.8	1,303.4	776.9	(2,080.3)	1,045.8
Total noncontrolling interests	—	3.5	—	—	3.5
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,045.8	1,306.9	776.9	(2,080.3)	1,049.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,046.1	$3,553.7	$1,058.7	$(2,080.3)	$3,578.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income (Loss) Three months ended September 30, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$281.4	$—	$—	$281.4
Net investment income	—	12.4	—	—	12.4
Net realized and change in unrealized investment gains	—	(29.9)	—	—	(29.9)
Net other revenues	—	3.9	—	—	3.9
Total revenues	—	267.8	—	—	267.8
Expenses
Loss and loss adjustment expenses	—	167.5	—	—	167.5
Policy acquisition expenses	—	53.8	—	—	53.8
Other underwriting expenses	—	56.4	—	—	56.4
General and administrative expenses	0.9	2.7	0.1	—	3.7
Interest expense	—	—	3.2	—	3.2
Total expenses	0.9	280.4	3.3	—	284.6
Pre-tax loss from continuing operations	(0.9)	(12.6)	(3.3)	—	(16.8)
Income tax (expense) benefit	—	4.1	(0.6)	—	3.5
Net loss from continuing operations	(0.9)	(8.5)	(3.9)	—	(13.3)
Loss from discontinued operations, net of tax	—	(0.1)	—	—	(0.1)
Loss before equity in earnings of unconsolidated affiliates	(0.9)	(8.6)	(3.9)	—	(13.4)
Equity in losses of subsidiaries, net of tax	(12.5)	—	(7.7)	20.2	—
Net loss including noncontrolling interests	(13.4)	(8.6)	(11.6)	20.2	(13.4)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net loss attributable to OneBeacon's common shareholders	(13.4)	(8.6)	(11.6)	20.2	(13.4)
Other comprehensive loss, net of tax	0.2	—	0.2	(0.2)	0.2
Comprehensive loss attributable to OneBeacon's common shareholders	$(13.2)	$(8.6)	$(11.4)	$20.0	$(13.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income (Loss) Three months ended September 30, 2014 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$305.4	$—	$—	$305.4
Net investment income	—	11.1	—	(0.3)	10.8
Net realized and change in unrealized investment gains	—	(16.3)	—	0.3	(16.0)
Net other revenues	—	1.3	—	—	1.3
Total revenues	—	301.5	—	—	301.5
Expenses
Loss and loss adjustment expenses	—	185.2	—	—	185.2
Policy acquisition expenses	—	54.6	—	—	54.6
Other underwriting expenses	—	51.2	—	—	51.2
General and administrative expenses	0.5	1.9	—	—	2.4
Interest expense	—	—	3.5	(0.3)	3.2
Total expenses	0.5	292.9	3.5	(0.3)	296.6
Pre-tax income (loss) from continuing operations	(0.5)	8.6	(3.5)	0.3	4.9
Income tax benefit	—	1.0	0.3	(0.2)	1.1
Net income (loss) from continuing operations	(0.5)	9.6	(3.2)	0.1	6.0
Loss from discontinued operations, net of tax	—	(0.3)	—	—	(0.3)
Loss from sale of discontinued operations, net of tax	—	(7.0)	—	—	(7.0)
Net income (loss) before equity in earnings of unconsolidated affiliates	(0.5)	2.3	(3.2)	0.1	(1.3)
Equity in losses of subsidiaries, net of tax	(0.8)	—	(3.6)	4.4	—
Net income (loss) including noncontrolling interests	(1.3)	2.3	(6.8)	4.5	(1.3)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to OneBeacon's common shareholders	(1.3)	2.3	(6.8)	4.5	(1.3)
Other comprehensive income, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$(1.3)	$2.3	$(6.8)	$4.5	$(1.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income (Loss) Nine months ended September 30, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$887.3	$—	$—	$887.3
Net investment income	—	33.0	—	—	33.0
Net realized and change in unrealized investment gains	—	(29.7)	—	—	(29.7)
Net other revenues (expenses)	—	(0.4)	—	—	(0.4)
Total revenues	—	890.2	—	—	890.2
Expenses
Loss and loss adjustment expenses	—	527.9	—	—	527.9
Policy acquisition expenses	—	161.2	—	—	161.2
Other underwriting expenses	—	165.2	—	—	165.2
General and administrative expenses	3.5	8.3	0.2	—	12.0
Interest expense	—	—	9.7	—	9.7
Total expenses	3.5	862.6	9.9	—	876.0
Pre-tax income (loss) from continuing operations	(3.5)	27.6	(9.9)	—	14.2
Income tax (expense) benefit	—	(0.8)	1.8	—	1.0
Net income (loss) from continuing operations	(3.5)	26.8	(8.1)	—	15.2
Loss from discontinued operations, net of tax	—	(0.4)	—	—	(0.4)
Gain from sale of discontinued operations, net of tax	—	0.3	—	—	0.3
Income (loss) before equity in earnings of unconsolidated affiliates	(3.5)	26.7	(8.1)	—	15.1
Equity in earnings of subsidiaries, net of tax	17.6	—	5.2	(22.8)	—
Net income (loss) including noncontrolling interests	14.1	26.7	(2.9)	(22.8)	15.1
Less: Net income attributable to noncontrolling interests	—	(1.0)	—	—	(1.0)
Net income (loss) attributable to OneBeacon's common shareholders	14.1	25.7	(2.9)	(22.8)	14.1
Other comprehensive income, net of tax	0.6	—	0.6	(0.6)	0.6
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$14.7	$25.7	$(2.3)	$(23.4)	$14.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Nine months ended September 30, 2014 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$872.8	$—	$—	$872.8
Net investment income	—	34.2	0.1	(0.9)	33.4
Net realized and change in unrealized investment gains	—	25.8	—	(1.0)	24.8
Net other revenues	—	3.3	—	—	3.3
Total revenues	—	936.1	0.1	(1.9)	934.3
Expenses
Loss and loss adjustment expenses	—	520.7	—	—	520.7
Policy acquisition expenses	—	150.9	—	—	150.9
Other underwriting expenses	—	152.3	—	—	152.3
General and administrative expenses	4.0	5.1	0.2	—	9.3
Interest expense	—	—	10.6	(0.9)	9.7
Total expenses	4.0	829.0	10.8	(0.9)	842.9
Pre-tax income (loss) from continuing operations	(4.0)	107.1	(10.7)	(1.0)	91.4
Income tax (expense) benefit	—	(15.7)	3.5	0.3	(11.9)
Net income (loss) from continuing operations	(4.0)	91.4	(7.2)	(0.7)	79.5
Loss from discontinued operations, net of tax	—	(0.9)	—	—	(0.9)
Loss from sale of discontinued operations, net of tax	—	(7.5)	—	—	(7.5)
Net income (loss) before equity in earnings of unconsolidated affiliates	(4.0)	83.0	(7.2)	(0.7)	71.1
Equity in earnings of subsidiaries, net of tax	74.2	—	49.3	(123.5)	—
Net income including noncontrolling interests	70.2	83.0	42.1	(124.2)	71.1
Less: Net income attributable to noncontrolling interests	—	(0.9)	—	—	(0.9)
Net income attributable to OneBeacon's common shareholders	70.2	82.1	42.1	(124.2)	70.2
Other comprehensive income, net of tax	0.1	—	0.1	(0.1)	0.1
Comprehensive income attributable to OneBeacon's common shareholders	$70.3	$82.1	$42.2	$(124.3)	$70.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows Nine months ended September 30, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Cash flows from operations:
Net income (loss) including noncontrolling interests	$14.1	$26.7	$(2.9)	$(22.8)	$15.1
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed losses from subsidiaries	(17.6)	—	(5.2)	22.8	—
Net loss from discontinued operations	—	0.4	—	—	0.4
Net gain from sale of discontinued operations	—	(0.3)	—	—	(0.3)
Net realized and change in unrealized investment gains	—	29.7	—	—	29.7
Net adjustment to gain on sale of business	—	3.7	—	—	3.7
Deferred income tax benefit	—	(14.2)	—	—	(14.2)
Dividends received from subsidiaries	47.0	39.9	44.9	(131.8)	—
Other operating items:
Net change in loss and LAE reserves	—	85.2	—	—	85.2
Net change in unearned premiums	—	37.4	—	—	37.4
Net change in ceded unearned premiums	—	(23.4)	—	—	(23.4)
Net change in premiums receivable	—	(27.3)	—	—	(27.3)
Net change in reinsurance recoverables on paid and unpaid losses	—	(63.0)	—	—	(63.0)
Net change in funds held under reinsurance contracts	—	32.5	—	—	32.5
Net change in funds held under insurance contracts	—	19.3	—	—	19.3
Net change in other assets and liabilities	1.7	23.0	7.0	—	31.7
Net cash provided from operations—continuing operations	45.2	169.6	43.8	(131.8)	126.8
Net cash used for operations—discontinued operations	—	(0.4)	—	—	(0.4)
Net cash provided from operations	45.2	169.2	43.8	(131.8)	126.4
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	16.6	86.6	(1.3)	—	101.9
Maturities of fixed maturity investments	—	196.8	—	—	196.8
Sales of fixed maturity investments	—	422.2	29.7	59.3	511.2
Sales of common equity securities	—	294.4	—	—	294.4
Sales of convertible fixed maturity investments	—	6.1	—	—	6.1
Return of capital and distributions of other investments	—	24.4	—	—	24.4
Purchases of fixed maturity investments	—	(882.4)	(29.9)	(59.3)	(971.6)
Purchases of common equity securities	—	(278.2)	—	—	(278.2)
Purchases of convertible fixed maturity investments	—	(0.8)	—	—	(0.8)
Contributions for other investments	—	(2.8)	—	—	(2.8)
Net change in unsettled investment purchases and sales	—	21.3	—	—	21.3
Proceeds from sale of property and equipment	—	56.8	—	—	56.8
Net acquisitions of property and equipment	—	(10.9)	—	—	(10.9)
Capital contribution from parent	—	2.2	—	(2.2)	—
Net cash provided from (used for) investing activities	16.6	(64.3)	(1.5)	(2.2)	(51.4)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(60.0)	—	—	—	(60.0)
Cash dividends paid to parent	—	(91.9)	(39.9)	131.8	—
Capital contribution to subsidiary	—	—	(2.2)	2.2	—
Repurchases and retirements of common stock	(1.8)	—	—	—	(1.8)
Payments on capital lease obligation	—	(3.5)	—	—	(3.5)
Net cash used for financing activities	(61.8)	(95.4)	(42.1)	134.0	(65.3)
Net increase in cash during period	—	9.5	0.2	—	9.7
Cash balance at beginning of period	—	87.0	—	—	87.0
Cash balance at end of period	$—	$96.5	$0.2	$—	$96.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows Nine months ended September 30, 2014 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Cash flows from operations:
Net income including noncontrolling interests	$70.2	$83.0	$42.1	$(124.2)	$71.1
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(74.2)	—	(49.3)	123.5	—
Net loss from discontinued operations	—	0.9	—	—	0.9
Net loss from sale of discontinued operations	—	7.5	—	—	7.5
Net realized and change in unrealized investment gains	—	(25.8)	—	1.0	(24.8)
Deferred income tax expense	—	9.0	—	(0.4)	8.6
Dividends received from subsidiaries	60.4	—	5.0	(65.4)	—
Other operating items:
Net change in loss and LAE reserves	—	105.3	—	—	105.3
Net change in unearned premiums	—	80.3	—	—	80.3
Net change in ceded unearned premiums	—	(0.4)	—	—	(0.4)
Net change in premiums receivable	—	(55.5)	—	—	(55.5)
Net change in reinsurance recoverables on paid and unpaid losses	—	(24.2)	—	—	(24.2)
Net change in funds held under reinsurance contracts	—	(33.3)	—	—	(33.3)
Net change in funds held under insurance contracts	—	13.5	—	—	13.5
Net change in other assets and liabilities	2.7	(7.7)	2.8	0.1	(2.1)
Net cash provided from operations—continuing operations	59.1	152.6	0.6	(65.4)	146.9
Net cash used for operations—discontinued operations	—	(44.8)	—	—	(44.8)
Net cash provided from operations	59.1	107.8	0.6	(65.4)	102.1
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	2.7	(84.9)	0.7	—	(81.5)
Maturities of fixed maturity investments	—	202.6	—	—	202.6
Sales of fixed maturity investments	—	1,450.0	9.6	—	1,459.6
Sales of common equity securities	—	97.5	—	—	97.5
Sales of convertible fixed maturity investments	—	20.6	—	—	20.6
Return of capital and distributions of other investments	—	11.1	—	—	11.1
Purchases of fixed maturity investments	—	(1,628.8)	(12.4)	—	(1,641.2)
Purchases of common equity securities	—	(63.0)	—	—	(63.0)
Purchases of convertible fixed maturity investments	—	(11.3)	—	—	(11.3)
Contributions for other investments	—	(3.6)	—	—	(3.6)
Net change in unsettled investment purchases and sales	—	(6.8)	—	—	(6.8)
Net acquisitions of property and equipment	—	(0.9)	—	—	(0.9)
Net cash provided from (used for) investing activities	2.7	(17.5)	(2.1)	—	(16.9)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(60.0)	—	—	—	(60.0)
Cash dividends paid to parent	—	(65.4)	—	65.4	—
Repurchases and retirements of common stock	(1.8)	—	—	—	(1.8)
Payments on capital lease obligation	—	(4.0)	—	—	(4.0)
Net cash used for financing activities	(61.8)	(69.4)	—	65.4	(65.8)
Net increase (decrease) in cash during period	—	20.9	(1.5)	—	19.4
Cash balance at beginning of period	—	166.6	1.5	—	168.1
Cash balance at end of period	$—	$187.5	$—	$—	$187.5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 67 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
Overview—Three months ended September 30, 2015 versus three months ended September 30, 2014
We ended the third quarter of 2015 with a book value per share of $10.50, reflecting a 1.3% decrease, including a quarterly dividend of $0.21 per share, for the three months ended September 30, 2015.
Net loss attributable to OneBeacon's common shareholders was $13.4 million for the third quarter of 2015, compared to net loss of $1.3 million for the third quarter of 2014. Pre-tax underwriting income was $3.7 million for the third quarter of 2015, reflecting a combined ratio of 98.8%, compared to pre-tax underwriting income of $14.4 million for the third quarter of 2014, reflecting a combined ratio of 95.3%. The decrease in pre-tax underwriting results were driven by Entertainment, Programs, the ocean marine business within IMU, and Healthcare and somewhat offset by Other Professional Lines. The individual components of the combined ratio were impacted by the 100% quota share with AmTrust Financial Services, Inc. (AmTrust), described below, but in total, the Crop underwriting operating segment (including losses and direct expenses) had essentially no effect on the combined ratio. Pre-tax net investment return was negative $17.5 million for the third quarter of 2015, representing a negative 0.6% total return on average invested assets, driven primarily by lower net realized and change in unrealized gains in our common equity securities portfolio in light of a down equity market, compared to negative $5.2 million for the third quarter of 2014, representing a negative 0.1% total return on average invested assets.
On July 31, 2015, the Company exited its multiple peril crop insurance (MPCI) business and its related crop-hail business (collectively, "Crop Business") due to the sale of Climate Crop Insurance Agency (CCIA), a managing general agency which had an exclusive agreement with the Company, to an affiliate of AmTrust. As a result of the sale, OneBeacon and CCIA agreed to an early termination of the existing P5Y year agreement. In connection with the termination of the agreement, OneBeacon received a payment of $3.0 million (pre-tax) recorded in other revenues (Crop Transaction Fee). Also related to the sale, OneBeacon has withdrawn its 2016 Plan of Operations, which previously authorized it to write MPCI for the 2016 Reinsurance Year, and affiliates of AmTrust agreed to reinsure the Company’s remaining net Crop Business exposure for the 2015 Reinsurance Year under a related 100% quota share reinsurance agreement which, coupled with other transfer and assignment agreements as well as communications with policyholders and agents, had the effect of assumption reinsurance. As a result of this transaction, we have no material net exposure related to the Crop Business.
During the three months ended September 30, 2015, the Company recorded ceded written premiums of $35.9 million, ceded earned premiums of $16.8 million, ceded loss and loss adjustment expenses of $15.1 million, and ceded insurance acquisition expenses of $2.8 million as a result of this transaction. Amounts due from AmTrust as of September 30, 2015 include $30.6 million in reinsurance recoverable on paid and unpaid losses, ceded unearned premiums of $11.4 million and $17.2 million in other assets.
Overview—Nine months ended September 30, 2015 versus nine months ended September 30, 2014
We ended the first nine months of 2015 with a book value per share of $10.50, reflecting a 1.5% increase on an internal rate of return basis, including a quarterly dividend of $0.21 per share, for the nine months ended September 30, 2015.
Net income attributable to OneBeacon's common shareholders was $14.1 million for the first nine months of 2015, compared to $70.2 million for the first nine months of 2014. Pre-tax underwriting income was $33.0 million for the first nine months of 2015, reflecting a combined ratio of 96.3%, compared to pre-tax underwriting income of $48.9 million for the first nine months of 2014, reflecting a combined ratio of 94.4%. The decrease in pre-tax underwriting results was driven by IMU due to an increase in losses in the current period compared to favorable results in the prior year period. Pre-tax net investment results were $3.3 million for the first nine months of 2015, representing a 0.3% total return on average invested assets, compared to $58.2 million for the first nine months of 2014, representing a 2.4% total return on average invested assets, driven primarily by the common equity securities portfolio due to lower equity market performance.
Our net income for the nine months ended September 30, 2015 included a $3.7 million negative pre-tax adjustment to the gain on the 2013 sale of Essentia Insurance Company (Essentia) in connection with an assessment from the Michigan Catastrophic Claims Association (MCCA) paid to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia, as well as the benefit of the $3.0 million (pre-tax) Crop Transaction Fee.
In the comparative prior year period, our net income included a $5.0 million tax benefit resulting from the settlement of an IRS examination for tax years 2005 and 2006.

Book Value Per Share
The following table presents our book value per share:

(in millions except per share amounts)	September 30, 2015	June 30, 2015	December 31, 2014
Numerator
OneBeacon's common shareholders' equity	$1,000.4	$1,033.2	$1,045.8
Denominator
Common shares outstanding(1)	95.3	95.3	95.3
Book value per share(1)	$10.50	$10.85	$10.97

Dividends paid per share, year-to-date	$0.63	$0.42	$0.84
_______________________________________________________________________________

(1)	Common shares outstanding includes unvested restricted shares.
Results of Operations
Review of Consolidated Results
A summary of our consolidated financial results for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Net written premiums	$292.9	$345.6	$901.2	$952.6
Revenues
Earned premiums	$281.4	$305.4	$887.3	$872.8
Net investment income	12.4	10.8	33.0	33.4
Net realized and change in unrealized investment gains	(29.9)	(16.0)	(29.7)	24.8
Net other revenues (expenses)	3.9	1.3	(0.4)	3.3
Total revenues	267.8	301.5	890.2	934.3
Expenses
Loss and loss adjustment expense (LAE)	167.5	185.2	527.9	520.7
Policy acquisition expenses	53.8	54.6	161.2	150.9
Other underwriting expenses	56.4	51.2	165.2	152.3
General and administrative expenses	3.7	2.4	12.0	9.3
Interest expense	3.2	3.2	9.7	9.7
Total expenses	284.6	296.6	876.0	842.9
Pre-tax income (loss) from continuing operations	(16.8)	4.9	14.2	91.4
Income tax (expense) benefit	3.5	1.1	1.0	(11.9)
Net income (loss) from continuing operations	(13.3)	6.0	15.2	79.5
Loss from discontinued operations, net of tax	(0.1)	(0.3)	(0.4)	(0.9)
(Loss) gain from sale of discontinued operations, net of tax	—	(7.0)	0.3	(7.5)
Net income (loss) including noncontrolling interests	(13.4)	(1.3)	15.1	71.1
Less: Net income attributable to noncontrolling interests	—	—	(1.0)	(0.9)
Net income (loss) attributable to OneBeacon's common shareholders	(13.4)	(1.3)	14.1	70.2
Other comprehensive income, net of tax	0.2	—	0.6	0.1
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$(13.2)	$(1.3)	$14.7	$70.3
A summary of our consolidated underwriting income and pre-tax income from continuing operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Earned premiums	$281.4	$305.4	$887.3	$872.8
Loss and LAE	(167.5)	(185.2)	(527.9)	(520.7)
Policy acquisition expenses	(53.8)	(54.6)	(161.2)	(150.9)
Other underwriting expenses	(56.4)	(51.2)	(165.2)	(152.3)
Pre-tax underwriting income	3.7	14.4	33.0	48.9
Net investment income	12.4	10.8	33.0	33.4
Net realized and change in unrealized investment gains	(29.9)	(16.0)	(29.7)	24.8
Net other revenues (expenses)	3.9	1.3	(0.4)	3.3
General and administrative expenses	(3.7)	(2.4)	(12.0)	(9.3)
Interest expense	(3.2)	(3.2)	(9.7)	(9.7)
Pre-tax income (loss) from continuing operations	$(16.8)	$4.9	$14.2	$91.4
The following table provides our consolidated underwriting ratios for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Underwriting ratios:
Loss and LAE	59.5%	60.6%	59.5%	59.7%
Expense	39.3	34.7	36.8	34.7
Total combined ratio	98.8%	95.3%	96.3%	94.4%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Favorable) unfavorable impact	2015	2014	2015	2014
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.1 pts	1.6 pts	1.6 pts	1.4 pts
Prior year loss reserve development	—	2.4 pts	(0.2) pts	1.7 pts
Consolidated Results—Three months ended September 30, 2015 versus three months ended September 30, 2014
Our comprehensive loss attributable to OneBeacon's common shareholders was $13.2 million for the third quarter of 2015 compared to a comprehensive loss of $1.3 million for the third quarter of 2014, with the change driven primarily by a $12.3 million decrease in pre-tax investment results driven primarily by lower net realized and change in unrealized gains in our common equity securities portfolio in light of a down equity market, and to a lesser extent, the other investment portfolio. Additionally, pre-tax underwriting results decreased $10.7 million driven by the factors discussed below in "Underwriting Results."
Our total revenues of $267.8 million for the third quarter of 2015 decreased $33.7 million from $301.5 million for the 2014 period, due to a decrease in net earned premiums of $24.0 million, or 7.9%, primarily from the impact of Crop and other exited businesses, and the $12.3 million decrease in pre-tax investment results. Total expenses decreased to $284.6 million for the third quarter of 2015 from $296.6 million for the comparative 2014 period driven by the impact of Crop and the factors discussed below in "Underwriting Results."
Written Premiums
Consolidated net written premiums were $292.9 million in the third quarter of 2015, a decrease of 15.2% from the comparative prior year period. The decrease of 15.2% was driven by a $32.8 million negative premium impact of the Crop business and a $20.4 million decrease at our Healthcare business, as well as a $6.3 million decrease in Other Professional Lines. These decreases were partially offset by increases primarily at our newer Programs and Surety businesses of $10.2 million, in total.

Underwriting Results
Our pre-tax underwriting income was $3.7 million for the third quarter of 2015, compared to pre-tax underwriting income of $14.4 million for the third quarter of 2014.
Our combined ratio for the third quarter of 2015 of 98.8% reflected a 59.5% loss and LAE ratio and a 39.3% expense ratio, which compared to a combined ratio for the third quarter of 2014 of 95.3%, consisting of a 60.6% loss and LAE ratio and a 34.7% expense ratio.
The 1.1 point decrease in the loss and LAE ratio was favorably impacted by Crop, which had an unfavorable impact on the prior period ratio and a favorable impact on the current period ratio which, along with a favorable change in prior accident year losses of 2.4 points and 0.5 points from catastrophe losses, both described in further detail below, was more than off-set by an increase in current accident year non-catastrophe losses compared to the prior year period.
The current accident year non-catastrophe loss ratio for the third quarter of 2015 of 58.4%, compared to 56.6% for the 2014 period was favorably impacted by Crop but more than off-set by an unfavorable variance driven by an increase in the frequency of small to medium losses in our ocean marine business within IMU and an increased loss provision in our newer Programs business.
For the third quarter of 2015 favorable development from several businesses, most notably Technology, Specialty Property and Collector Cars and Boats was offset by unfavorable development primarily due to an increase in large and small claims in Entertainment, and to a lesser extent, unusually heavy activity of both large and small claims in the ocean marine business within IMU, and also Programs. The $7.3 million, or 2.4 points, of net unfavorable loss reserve development for the third quarter of 2014, was driven by unfavorable development in our Other Professional Lines and, to a lesser extent, Management Liability. This unfavorable development for the third quarter of 2014 was partially offset by favorable development primarily in Healthcare.
Catastrophe losses were $3.1 million, or 1.1 points, for the third quarter of 2015, primarily resulting from wind and thunderstorms in the southern United States, particularly Texas, compared to $4.9 million, or 1.6 points, for the third quarter of 2014, primarily related to wind and thunderstorms in the central and eastern United States.
The expense ratio increased 4.6 points to 39.3% for the third quarter of 2015, compared to 34.7% for the third quarter of 2014, driven by the impact of the Crop business, with the remaining change primarily due to increased acquisition costs resulting from a change in the mix of business, higher compensation and benefit expenses relative to the prior year period (which included downward incentive adjustments), along with an unfavorable impact to the current year period resulting from benefit plan-related investment performance.
Investments
Net investment income increased to $12.4 million for the third quarter of 2015, compared to $10.8 million for the third quarter of 2014. Net realized and change in unrealized investment gains of negative $29.9 million compared to negative $16.0 million in the third quarter of 2014, were driven primarily by the common equity securities portfolio in light of a down equity market, and to a lesser extent, the other investment portfolio driven primarily by an $8.4 million negative valuation adjustment on the surplus notes held resulting from the Runoff Transaction.
Other Revenues (Expenses)
The $2.6 million favorable change in other revenues (expenses) compared to the third quarter of 2014, was driven the $3.0 million (pre-tax) Crop Transaction Fee.
Income Taxes
Our income tax benefit (expense) related to pre-tax income from continuing operations for the three months ended September 30, 2015 and 2014 represented net effective tax rates of 20.8% and (22.4)%, respectively. The effective tax rates for the three months ended September 30, 2015 and 2014, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate. The effective tax rate on non-U.S. income for the three months ended September 30, 2015 and 2014 was 2.9% and 1.7%, respectively.
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
For the three months ended September 30, 2015, our net combined ratio was lower than our gross combined ratio by 6.8 points as a result of the impact in the quarter of entering into the 100% quota share reinsurance agreements related to the Crop business. For the three months ended September 30, 2014, our net combined ratio was higher than our gross combined ratio by 0.3 points as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
Consolidated Results—Nine months ended September 30, 2015 versus nine months ended September 30, 2014
Our comprehensive income attributable to OneBeacon's common shareholders of $14.7 million for the first nine months of 2015 compared to $70.3 million for the first nine months of 2014, with the change driven primarily by a $54.9 million decrease in pre-tax investment results driven primarily by the common equity securities portfolio due to lower equity market performance, and to a lesser extent, the other investment and fixed maturity investment portfolios.
Our total revenues of $890.2 million for the first nine months of 2015 decreased $44.1 million from $934.3 million for the comparative 2014 period, due primarily to the decreased pre-tax investment results and an unfavorable change in other revenues (expenses) of $3.7 million, driven by the factors discussed below in "Other Revenues (Expenses)." These decreases were partially offset by an increase in earned premiums of $14.5 million, or 1.7%, driven primarily by increased earned premiums in our newer Programs and Surety businesses, and partially offset by the impact of the Crop business. Total expenses increased to $876.0 million for the first nine months of 2015 from $842.9 million for the comparative 2014 period, driven by factors discussed below in "Underwriting Results."
Written Premiums
Consolidated net written premiums were $901.2 million in the first nine months of 2015, a decrease of 5.4% from the comparative prior year period. The 5.4% decrease was driven by the impact of the Crop business ($36.8 million), a decrease at Other Professional Lines ($29.0 million) primarily resulting from the exit from our lawyers liability business, a decrease at our Healthcare business ($25.5 million), and the termination of an affiliated reinsurance treaty ($15.5 million). These decreases were partially offset by increases at our newer Programs and Surety businesses of $54.1 million, in total.
Underwriting Results
Our pre-tax underwriting income was $33.0 million for the first nine months of 2015, compared to pre-tax underwriting income of $48.9 million for the first nine months of 2014.
Our combined ratio for the first nine months of 2015 of 96.3% reflected a 59.5% loss and LAE ratio and a 36.8% expense ratio, which compared to a combined ratio for the first nine months of 2014 of 94.4%, consisting of a 59.7% loss and LAE ratio and a 34.7% expense ratio.
The 0.2 point decrease in the loss and LAE ratio was comprised of a 1.9 point favorable change in prior accident year development mostly offset by a 1.5 point increase in current accident year non-catastrophe losses and a 0.2 point increase in catastrophe losses.
Current accident year non-catastrophe losses for the first nine months of 2015 were $515.4 million, reflecting a 58.1% loss and LAE ratio, compared to $494.5 million, reflecting a 56.6% loss and LAE ratio, for the 2014 period, as an increase in that provision for the first nine months of 2015 more than offset the impact of a large loss in Specialty Property in the first nine months of 2014.
Net favorable prior year loss and LAE reserve development was $1.8 million, or 0.2 points, for the first nine months of 2015 primarily attributable to favorable development from Technology, and to a lesser extent, from Specialty Property, Crop, Surety, Collector Cars and Boats and Government Risks. This favorable development was mostly offset by unfavorable development due to several large losses and small to mid-sized claims in Entertainment, and to a lesser extent, losses in the Company's inland marine business within IMU as well as Tuition Reimbursement and Programs. This compared to $14.3 million or 1.7 points, of net unfavorable loss reserve development for the first nine months of 2014, primarily attributable to Other Professional Lines, Management Liability, and to a lesser extent, the Accident business and the inland marine business in the IMU underwriting operating segment. This unfavorable development during the nine months ended September 30, 2014 was partially offset by favorable development in Healthcare, Specialty Property, and the ocean marine business in the IMU underwriting operating segment.
Catastrophe losses were $14.3 million, or 1.6 points, for the first nine months of 2015, primarily resulting from wind and thunderstorms in the southern United States, particularly Texas, and winter storms in the northeastern United States, compared to $11.9 million, or 1.4 points, for the first nine months of 2014, primarily resulting from wind and thunderstorms in the central and eastern United States, as well as ice and snow storms in the midwestern and northeastern United States.
The expense ratio increased 2.1 points to 36.8% for the first nine months of 2015, compared to the first nine months of 2014, driven by the impact of the Crop business, with the remaining change primarily due to the prior year benefiting from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014, separation costs associated with senior management restructuring incurred in the current year, and increased acquisition costs resulting from a change in the mix of business. These increased expenses were partially offset by lower incentive compensation expense.
Investments
Net investment income decreased slightly to $33.0 million for the first nine months of 2015, compared to $33.4 million for the first nine months of 2014. Net realized and change in unrealized investment gains decreased to negative $29.7 million, compared to positive $24.8 million in the first nine months of 2014, driven primarily by the common equity securities portfolio due to lower equity market performance, and to a lesser extent, the other investments portfolio driven by a negative valuation adjustment on the surplus notes held resulting from the Runoff Transaction, as well as the fixed maturity investments portfolio driven by interest rate movements.
Other Revenues (Expenses)
The $3.7 million unfavorable change in other revenues (expenses) for the first nine months of 2015, compared to the first nine months of 2014, was driven by the $3.7 million negative adjustment to the pre-tax gain on the sale of Essentia in connection with the assessment from the MCCA payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia. Also included in other revenues (expenses) were a $1.6 million pre-tax write-off of certain capitalized software in the first nine months of 2015, $4.3 million in Federal excise taxes incurred in the 2015 period compared to none in the prior year period, as these taxes were recorded as part of underwriting expenses in that period, as well as an additional loss on the sale of real estate of $1.2 million in the current year. These unfavorable changes were partially offset by the $3.0 million (pre-tax) Crop Transaction Fee.
Income Taxes
Our income tax benefit (expense) related to pre-tax income from continuing operations for the nine months ended September 30, 2015 and 2014 represented net effective tax rates of (7.0)% and 13.0%, respectively. The effective tax rates for the nine months ended September 30, 2015 and 2014, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate and, for the 2014 period, a $5.0 million favorable settlement of the 2005-2006 IRS exam. The effective tax rate on non-U.S. income for the nine months ended September 30, 2015 and 2014 was 1.7% and 1.3%, respectively.
Reinsurance Protection
For the nine months ended September 30, 2015 and 2014, our net combined ratio was higher than our gross combined ratio by 0.7 points and 2.8 points, respectively, as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
Summary of Operations By Segment
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of nine active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. During the first quarter of 2015, the Company restructured its former Professional Insurance underwriting operating segment into four separate underwriting operating segments: Healthcare, Management Liability, Financial Services and Other Professional Lines. Additionally, Specialty Products includes the Specialty Property, Environmental, Tuition Reimbursement, Programs, and Surety underwriting operating segments, as well as Crop which was exited in the third quarter of 2015.
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

Specialty Products
Financial results for our Specialty Products reportable segment for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Net written premiums	$133.7	$188.3	$427.0	$488.6

Earned premiums	$122.9	$151.7	$425.5	$433.0
Loss and LAE	(64.9)	(98.2)	(238.6)	(277.5)
Policy acquisition expenses	(25.5)	(26.6)	(76.3)	(71.4)
Other underwriting expenses	(24.9)	(23.2)	(73.9)	(68.1)
Total underwriting income	7.6	3.7	36.7	16.0
Net other revenues (expenses)	—	(0.3)	—	(0.1)
General and administrative expenses	—	—	—	0.1
Pre-tax income from continuing operations	$7.6	$3.4	$36.7	$16.0
The following table provides underwriting ratios for Specialty Products for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Underwriting ratios:
Loss and LAE	52.8%	64.7%	56.1%	64.1%
Expense	41.1	32.9	35.3	32.2
Total combined ratio	93.9%	97.6%	91.4%	96.3%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Favorable) unfavorable impact	2015	2014	2015	2014
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	0.5 pts	1.2 pts	0.4 pts	1.1 pts
Prior year loss reserve development fav/(unfav)	(4.6) pts	4.0 pts	(2.8) pts	2.3 pts
Specialty Products—Three months ended September 30, 2015 versus three months ended September 30, 2014
Net written premiums for Specialty Products decreased to $133.7 million for the third quarter of 2015 from $188.3 million for the comparative 2014 period, primarily due to the $32.8 million negative impact to written premium related to the exit of the Crop business and competitive pressures across most of these businesses, particularly a $20.4 million decrease at our Healthcare business driven by the complex risks subline and the loss of a few large accounts, and to a lesser extent, due to our exit from the lawyers liability business that was sold in December 2014, and a negative change due to the termination of an affiliated reinsurance treaty. These decreases were offset in small part by increases at our newer Programs and Surety businesses of $10.2 million in total.
The Specialty Products combined ratio for the third quarter of 2015 decreased to 93.9% from 97.6% for the third quarter of 2014, as the loss and LAE ratio decreased by 11.9 points to 52.8%, partially offset by the expense ratio which increased by 8.2 points to 41.1%.
The 11.9 point decrease in the loss and LAE ratio was driven by the impact of the Crop exit primarily related to the ceded earned premiums and ceded losses under the 100% quota share with AmTrust. The decrease was comprised of an 8.6 point improvement in net prior year loss reserve development, a 2.6 point decrease in current accident year non-catastrophe losses, and a 0.7 point decrease in catastrophe losses.

The current accident year non-catastrophe loss ratio for the third quarter of 2015 was 56.9%, compared to 59.5% for the third quarter of 2014, due to a favorable impact from the Crop business which was partially offset by higher current accident year provisions made in the 2015 period, most notably for the Programs business driven by higher than expected activity in the property line across Programs.
The third quarter of 2015 results included 4.6 points of net favorable prior year loss reserve development, primarily related to favorable loss reserve development in Specialty Property, Collector Cars and Boats, Surety and Financial Services that was partially offset by unfavorable loss reserve development primarily in our Programs underwriting operating segment. Net unfavorable prior year loss reserve development in the third quarter of 2014 was 4.0 points, primarily related to Other Professional Lines, Management Liability and Financial Services businesses, partially offset by favorable development in our Healthcare business.
The 2015 third quarter results also included fairly benign catastrophe losses of 0.5 points compared with 1.2 points of catastrophe losses in the third quarter of 2014 primarily related to a large hail claim impacting Financial Services and wind and thunderstorms in the midwestern United States impacting Financial Services and Programs.
The 8.2 point increase in the expense ratio for the third quarter of 2015, compared to the third quarter of 2014, was driven by the adverse impact of the Crop business due primarily to ceded earned premiums and ceded expenses under the 100% quota share with AmTrust, with the remaining change primarily due to higher acquisition costs resulting from the change in mix of business and the negative impact of lower earned premiums in the 2015 period.
Specialty Products—Nine months ended September 30, 2015 versus nine months ended September 30, 2014
Net written premiums for Specialty Products decreased to $427.0 million for the first nine months of 2015 from $488.6 million for the comparative 2014 period, due to the negative $36.8 million impact of the Crop business, a $25.5 million decrease at our Healthcare business, the $23.4 million impact of our exit from the lawyers liability business that was sold in December of 2014, and a $15.5 million negative change due to the termination of an affiliated reinsurance treaty, as well as increased competition. These decreases were partially offset by increases in our newer Programs and Surety businesses of $54.1 million in total.
The Specialty Products combined ratio for the first nine months of 2015 decreased to 91.4% from 96.3% for the first nine months of 2014, as the loss and LAE ratio decreased by 8.0 points to 56.1% and the expense ratio increased by 3.1 points to 35.3%.
The 8.0 point decrease in the loss and LAE ratio was comprised of a 5.1 point improvement in net prior year loss reserve development, a 2.2 point decrease in current accident year non-catastrophe losses, and a 0.7 point decrease in catastrophe losses.
The current accident year non-catastrophe loss ratio for the first nine months of 2015 was 58.5%, compared to 60.7% for the first nine months of 2014, due primarily to the impact of the Crop business, as the prior year period was adversely impacted by lower corn prices, and the impact of a large loss in Specialty Property in the first nine months of 2014 more than offsetting higher current accident year provisions made in the 2015 period, most notably for the Programs business.
Results for the first nine months of 2015 included 2.8 points of net favorable prior year loss reserve development, driven by favorable loss reserve development in Specialty Property, Crop, Surety, Collector Cars and Boats, and Financial Services that was partially offset by unfavorable loss reserve development primarily in our Tuition Reimbursement and Programs underwriting operating segments. Net unfavorable prior year loss reserve development in the first nine months of 2014 was 2.3 points, primarily related to our Other Professional Lines and Management Liability businesses, partially offset by favorable loss reserve development in our Healthcare and Specialty Property businesses.
Catastrophe losses of 0.4 points for the first nine months of 2015 primarily related to wind and thunderstorms in the southern United States compared with 1.1 points of catastrophe losses in the first nine months of 2014 primarily related to wind and thunderstorms in the midwestern United States impacting Financial Services and Programs, as well as ice and snow storms in the midwestern and northeastern United States primarily impacting Financial Services.
The 3.1 point increase in the expense ratio for the first nine months of 2015, compared to the first nine months of 2014, was primarily driven by the adverse impact from the Crop business and the prior year benefiting from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014, as well as separation costs associated with senior management restructuring incurred in the current year. These increased expenses were partially offset by lower incentive compensation expense.

Specialty Industries
Financial results for our Specialty Industries reportable segment for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Net written premiums	$159.2	$157.3	$474.2	$464.0

Earned premiums	$158.5	$153.7	$461.8	$439.8
Loss and LAE	(102.6)	(87.0)	(289.3)	(243.2)
Policy acquisition expenses	(28.3)	(28.0)	(84.9)	(79.5)
Other underwriting expenses	(31.5)	(28.0)	(91.3)	(84.2)
Total underwriting income (loss)	(3.9)	10.7	(3.7)	32.9
Net other revenues	0.9	0.5	1.2	0.8
General and administrative expenses	(1.0)	(0.8)	(2.0)	(1.8)
Pre-tax income (loss) from continuing operations	$(4.0)	$10.4	$(4.5)	$31.9
The following table provides underwriting ratios for Specialty Industries for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Underwriting ratios:
Loss and LAE	64.7%	56.7%	62.6%	55.3%
Expense	37.9	36.4	38.2	37.2
Total combined ratio	102.6%	93.1%	100.8%	92.5%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Favorable) unfavorable impact	2015	2014	2015	2014
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.5 pts	2.0 pts	2.7 pts	1.6 pts
Prior year loss reserve development	3.5 pts	0.9 pts	2.3 pts	1.0 pts
Specialty Industries—Three months ended September 30, 2015 versus three months ended September 30, 2014
Net written premiums for Specialty Industries increased slightly to $159.2 million for the third quarter of 2015 from $157.3 million for the comparative 2014 period. The increase in the third quarter of 2015 was primarily due to Accident and partially offset by modest decreases at most of the remaining underwriting operating segments.
The Specialty Industries combined ratio for the third quarter of 2015 increased to 102.6%, compared to 93.1% for the third quarter of 2014, primarily due to the loss and LAE ratio of 64.7%, which increased 8.0 points from the comparative 2014 period, while the expense ratio increased 1.5 points to 37.9%.
The 8.0 point increase in the loss and LAE ratio was comprised of a 5.9 point increase in current accident year non-catastrophe losses, a 2.6 point unfavorable change in prior year loss reserve development, and partially offset by a 0.5 point decrease in catastrophe losses.
The current accident year non-catastrophe loss ratio for the third quarter of 2015 was 59.7%, compared to 53.8% for the third quarter of 2014, driven by elevated losses within IMU.
Results for the third quarter of 2015 also included 3.5 points of net unfavorable prior year loss reserve development driven by Entertainment due to an increase in large and small liability claims, as well as property claims, and unusually heavy case incurred activity in the ocean marine business within IMU, partially offset by favorable prior year loss reserve development in Technology. This compared to 0.9 points of net unfavorable prior year loss reserve development in the third quarter of 2014 primarily related to Accident and the inland marine business within IMU, partially offset by favorable loss reserve development in Technology.
Results for the third quarter of 2015 also included 1.5 points of catastrophe losses, primarily related to wind and thunderstorms in the southern United States, particularly Texas, impacting IMU and Government Risks. This compared to 2.0 points of catastrophe losses in the third quarter of 2014, primarily related to wind and thunderstorms in the southern and eastern United States impacting IMU.
The 1.5 point increase in the expense ratio for the third quarter of 2015, compared to the third quarter of 2014, was primarily driven by higher compensation and benefit expenses relative to the prior year period which included downward incentive adjustment adjustments.
Specialty Industries—Nine months ended September 30, 2015 versus nine months ended September 30, 2014
Net written premiums for Specialty Industries increased to $474.2 million for the first nine months of 2015 from $464.0 million for the comparative 2014 period. The increase in the first nine months of 2015 was primarily due to increases in net written premiums from the Accident underwriting operating segment, and to a lesser extent, Government Risks and Entertainment, partially offset by decreases at IMU and Technology.
The Specialty Industries combined ratio for the first nine months of 2015 increased to 100.8%, compared to 92.5% for the first nine months of 2014, as the loss and LAE ratio increased by 7.3 points to 62.6% and the expense ratio increased 1.0 points to 38.2%.
The 7.3 point increase in the loss and LAE ratio was comprised of a 4.9 point increase in current accident year non-catastrophe losses, a 1.3 point unfavorable change in prior year loss reserve development, and a 1.1 point increase in catastrophe losses.
The current accident year non-catastrophe loss ratio for the first nine months of 2015 was 57.6%, compared to 52.7% for the first nine months of 2014, reflecting an increase in that provision for each of the underwriting operating segments, most notably IMU due to heavy activity in both inland and ocean marine.
Results for the first nine months of 2015 also included 2.3 points of net unfavorable prior year loss reserve development primarily driven by Entertainment due to an increase in large and small liability claims, as well as property claims, and to a lesser extent, elevated claims in IMU which were partially offset by favorable prior year loss reserve development in Technology and to a lesser extent, Government Risks. This compared to 1.0 point of net unfavorable prior year loss reserve development for the first nine months of 2014 primarily related to Accident, driven by development in the transportation business, as well as to our inland marine business within IMU, to Entertainment, and to Government Risks.
Results for the first nine months of 2015 results also included 2.7 points of catastrophe losses, primarily related to winter storms in the northeastern United States impacting IMU and Entertainment, and wind and thunderstorms in the midwestern and southern United States, particularly Texas, impacting Government Risks and IMU. This compared to 1.6 points of catastrophe losses in the first nine months of 2014, primarily related to wind and thunderstorms in the southern and eastern United States impacting IMU, as well as ice and snow storms in the midwestern United States impacting Technology and IMU.
The 1.0 point increase in the expense ratio for the first nine months of 2015, compared to the first nine months of 2014, was driven by the prior year benefiting from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014.
Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Net investment income	$12.4	$10.8	$33.0	$33.4
Net realized and change in unrealized investment gains	(29.9)	(16.0)	(29.7)	24.8
Pre-tax investment results	(17.5)	(5.2)	3.3	58.2
Net other revenues (expenses)	3.0	1.1	(1.6)	2.6
General and administrative expenses	(2.7)	(1.6)	(10.0)	(7.6)
Interest expense	(3.2)	(3.2)	(9.7)	(9.7)
Pre-tax income (loss) from continuing operations	$(20.4)	$(8.9)	$(18.0)	$43.5

Investing, Financing and Corporate—Three months ended September 30, 2015 versus three months ended September 30, 2014
Investing, Financing and Corporate reported a pre-tax loss from continuing operations of $20.4 million in the third quarter of 2015, compared to a pre-tax loss from continuing operations of $8.9 million in the third quarter of 2014. The decrease was primarily related to lower investment returns in the third quarter of 2015. As described in greater detail in "Summary of Investment Results" below, net realized and change in unrealized investment gains decreased to negative $29.9 million in the third quarter of 2015, compared to negative $16.0 million in the third quarter of 2014, driven primarily by the common equity securities portfolio in light of a down equity market. The lower investment return was modestly offset by a $1.9 million increase in other revenue (expense) driven primarily by the $3.0 million (pre-tax) Crop Transaction Fee.

Investing, Financing and Corporate—Nine months ended September 30, 2015 versus nine months ended September 30, 2014
Investing, Financing and Corporate reported a pre-tax loss from continuing operations of $18.0 million in the first nine months of 2015, compared to pre-tax income from continuing operations of $43.5 million in the first nine months of 2014. The decrease was primarily related to a $54.5 million decrease in net realized and change in unrealized investment gains driven primarily by the common equity securities portfolio due to lower equity market performance in the first nine months of 2015 and to a small extent, the $3.7 million negative adjustment in net other revenues (expenses) in connection with the assessment from the MCCA payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia. In addition, other revenues (expenses) included a $1.6 million pre-tax write-off of certain capitalized software, $4.3 million in Federal excise taxes incurred in the 2015 period compared to none in the prior year period as these taxes were recorded as part of underwriting expenses in that period, as well as an additional loss on the sale of real estate of $1.2 million in the current year. These decreases were partially offset by the $3.0 million (pre-tax) Crop Transaction Fee. As described in greater detail in "Summary of Investment Results" below, net realized and change in unrealized investment gains decreased to negative $29.7 million in the first nine months of 2015, compared to positive $24.8 million in the first nine months of 2014.
Discontinued Operations
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Net written premiums	$—	$0.1	$—	$(0.1)
Revenues
Earned premiums	$—	$0.3	$—	$0.1
Net other revenues (expenses)	(0.1)	—	(0.4)	—
Total revenues	(0.1)	0.3	(0.4)	0.1
Expenses
Loss and loss adjustment expenses	—	—	—	(0.7)
Policy acquisition expenses	—	0.1	—	0.1
Other underwriting expenses	—	0.8	—	2.2
Total expenses	—	0.9	—	1.6
Pre-tax loss	(0.1)	(0.6)	(0.4)	(1.5)
Income tax benefit	—	0.3	—	0.6
Loss from discontinued operations, net of tax	(0.1)	(0.3)	(0.4)	(0.9)
(Loss) gain from sale of discontinued operations, net of tax	—	(7.0)	0.3	(7.5)
Net loss from discontinued operations, net of tax	$(0.1)	$(7.3)	$(0.1)	$(8.4)
The loss from discontinued operations, net of tax, of $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, was the result of post-closing expenses incurred in connection with the Runoff Business. The loss from discontinued operations of $0.3 million and $0.9 million for the three and nine months ended September 30,

2014, respectively, was a result of non-claims expenses related to the Runoff Business, including dedicated staff, and partially offset by favorable activity in loss and LAE.
The gain from sale of discontinued operations, net of tax, of $0.3 million for the nine months ended September 30, 2015 represents a positive adjustment to the estimated loss on sale taking into consideration the final settlement of certain post-closing items.
The loss from sale of discontinued operations, net of tax, was $7.0 million and $7.5 million for the three and nine months ended September 30, 2014, respectively. In the third quarter of 2014, the Company updated its estimated loss on sale to reflect the change in the valuation of the $80.9 million face value of surplus notes expected to be issued in conjunction with the closing of the Runoff Transaction. The change in the valuation estimate resulted in an additional loss of $10.3 million ($7.0 million after-tax).
The nine months ended September 30, 2014 loss on sale of $7.5 million included both the $7.0 million from the third quarter, as well as the net effect of the following two items. First, the Company reduced its estimate of the fair value of the surplus notes expected to be issued at the closing of the Runoff Transaction based on our internal valuation model which, as of June 30, 2014, was $8.2 million pre-tax ($5.3 million, after-tax) less than par value of the surplus notes, resulting in a corresponding increase to the estimated loss on sale. Second, the stock purchase agreement was revised during the second quarter of 2014 in part to increase the cap on seller financing, which resulted in the Company recording a $7.4 million reserve charge ($4.8 million after-tax) as a reduction to the estimated loss on sale of discontinued operations.
These changes along with certain other adjustments, resulted in a net increase in the estimated loss on sale at that time of $11.5 million ($7.5 million after-tax) during the nine months ended September 30, 2014.

Summary of Investment Results
Investment Returns
A summary of our consolidated pre-tax investment results for the three and nine months ended September 30, 2015 and 2014 is as follows:

Components of Investment Results	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2015	2014	2015	2014
Net investment income	$12.4	$10.8	$33.0	$33.4
Net realized investment gains	(4.3)	19.3	40.4	35.9
Change in net unrealized investment gains	(25.6)	(35.3)	(70.1)	(11.1)
Total pre-tax investment results	$(17.5)	$(5.2)	$3.3	$58.2

Gross investment returns on average invested assets versus relevant benchmarks for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30,(1)		Nine months ended September 30,(1)
	2015	2014	2015	2014
Fixed maturity investments	0.6%	0.2%	1.7%	2.0%
Short-term investments:	—%	(0.1)%	—%	(0.1)%
Total fixed income	0.6%	0.2%	1.5%	1.9%
Barclays U.S. Intermediate Aggregate Index	1.1%	—%	1.7%	2.9%

Common equity securities	(7.4)%	(2.0)%	(4.9)%	5.4%
Convertible fixed maturity investments	—%	(1.4)%	11.8%	(0.8)%
Total common equity securities and convertible fixed maturity investments	(7.4)%	(2.0)%	(4.7)%	5.0%
Other investments	(4.3)%	(0.6)%	(5.8)%	3.7%
Total common equity securities, convertible fixed maturity and other investments	(6.3)%	(1.6)%	(5.1)%	4.6%
S&P 500 Index	(6.4)%	1.1%	(5.3)%	8.3%

Total consolidated portfolio	(0.6)%	(0.1)%	0.3%	2.4%
_______________________________________________________________________________

(1)
Gross investment returns exclude investment expenses of $0.8 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively, and $3.8 million and $5.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Investment Returns—Three months ended September 30, 2015 versus three months ended September 30, 2014
Overview
Our total pre-tax investment results were negative $17.5 million, a return on average invested assets of negative 0.6% for the three months ended September 30, 2015, compared to negative $5.2 million, a return on average invested assets of negative 0.1% for the three months ended September 30, 2014. The decrease was primarily driven by lower returns in our common equity securities portfolio in light of a down equity market and other investments portfolio.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 0.6% for the three months ended September 30, 2015, compared to 0.2% for the three months ended September 30, 2014, with the increase driven by the impact of interest rate movements in the current period. We maintained a high quality fixed maturity investments portfolio with a relatively short duration of approximately 2.3 years excluding short-term investments and approximately 2.2 years including short-term investments, as of September 30, 2015. Our fixed income portfolio underperformed the longer-duration Barclays U.S. Intermediate Aggregate Index return by 50 basis points for the three months ended September 30, 2015, and outperformed the same index return by 20 basis points for the three months ended September 30, 2014.
Common equity securities, convertible fixed maturity investments and other investments
Our total common equity securities, convertible fixed maturity investments and other investments portfolio returned negative 6.3%, or negative 5.1% when adjusted for the $8.4 million negative valuation adjustment on the surplus notes, for the three months ended September 30, 2015, compared to negative 1.6% for the three months ended September 30, 2014, and our common equity securities portfolio returned negative 7.4% and negative 2.0% for the three months ended September 30, 2015 and 2014, respectively. The total results slightly outperformed the S&P 500 Index return by 10 basis points for the three months ended September 30, 2015 and underperformed the S&P 500 Index return by 270 basis points for the three months ended September 30, 2014.
OneBeacon has established separate accounts with third party registered investment advisers to manage its publicly-traded common equity securities and convertibles. The largest of these separate account relationships have been with Prospector Partners LLC (Prospector), and to a lesser extent, Lateef Investment Management (Lateef).
During the second quarter of 2015, OneBeacon instructed Prospector to liquidate its separate account portfolios and redeemed its investment in a Prospector-managed hedge fund and used the proceeds to purchase passive equity vehicles. As the separate account portfolios were liquidated, OneBeacon reinvested the bulk of the proceeds into exchange traded funds (ETFs) that seek to provide investment results that, before expenses, generally correspond to the performance of the S&P 500, Russell

1000 and Russell 1000 Value indices. As of September 30, 2015, OneBeacon had $172.6 million invested in ETFs. The following summarizes OneBeacon's investments in ETFs by exposure to each index:

Index	Market Value September 30, 2015
S&P 500	$143.9
Russell 1000 Value	19.7
Russell 1000	9.0
Total	$172.6

In the third quarter of 2015, the ETF investments earned the effective market return, before expenses, in each respective fund. OneBeacon has since terminated its investment management agreements with Prospector. OneBeacon continues to have publicly-traded common equity securities actively managed by Lateef.
Our convertible fixed maturity investments portfolio was liquidated during the second quarter as part of liquidation of the Prospector separate accounts. Our convertible fixed maturity investments portfolio returned negative 1.4% for the three months ended September 30, 2014. Other investments, which are composed principally of hedge funds and private equity funds, as well as surplus notes beginning on December 23, 2014, returned negative 4.3%, or positive 1.0% when adjusted for the $8.4 million negative valuation adjustment on the surplus notes, and negative 0.6% for the three months ended September 30, 2015 and 2014, respectively. Our other investments portfolio underperformed the HFRX Equal Weighted Strategies Index return by 190 basis points due to negative valuation impact from the surplus notes of $8.4 million for the three months ended September 30, 2015 and performed in line with the HFRX Equal Weighted Strategies Index return for the three months ended September 30, 2014.
Investment Returns—Nine months ended September 30, 2015 versus nine months ended September 30, 2014
Overview
Our total pre-tax investment results were $3.3 million, a return on average invested assets of 0.3% for the nine months ended September 30, 2015, compared to $58.2 million, a return on average invested assets of 2.4% for the nine months ended September 30, 2014. The decrease was principally driven by lower returns in our common equity securities portfolio due to lower equity market performance and other investments portfolio relative to the prior year.
Fixed income
Our fixed income portfolio, which includes fixed maturity investments and short-term investments, returned 1.5% for the nine months ended September 30, 2015, compared to 1.9% for the nine months ended September 30, 2014, with the decrease driven by the impact of interest rate movements in the current period. We maintained a high quality fixed maturity investments portfolio with a relatively short duration of approximately 2.3 years excluding short-term investments, and approximately 2.2 years including short-term investments as of September 30, 2015. Our fixed income portfolio underperformed the longer-duration Barclays U.S. Intermediate Aggregate Index return by 20 basis points and 100 basis points for the nine months ended September 30, 2015 and 2014, respectively.
Common equity securities, convertible fixed maturity and other investments
Our total common equity securities, convertible fixed maturity investments and other investments portfolio returned negative 5.1%, or negative 4.2% when adjusting for the $7.3 million negative valuation adjustment on the surplus notes, for the nine months ended September 30, 2015, compared to positive 4.6% for the nine months ended September 30, 2014, and our common equity securities portfolio returned negative 4.9% and positive 5.4% for the nine months ended September 30, 2015 and 2014, respectively. The total results outperformed the S&P 500 Index return by 20 basis points for the nine months ended September 30, 2015 and underperformed by 370 basis points for the nine months ended September 30, 2014. As described above, during the nine months ended September 30, 2015, our total common equity securities portfolio changed from a purely actively-managed portfolio with overweight/underweight exposure to certain sectors to a combination of actively managed portfolios and passive index strategy portfolio invested in ETFs.
Our convertible fixed maturity investments portfolio, which was liquidated during the second quarter as part of the liquidation of the Prospector separate accounts, returned positive 11.8% and negative 0.8% for the nine months ended September 30, 2015 and 2014, respectively. Other investments, which are composed principally of hedge funds and private equity funds, as well as surplus notes beginning on December 23, 2014, returned negative 5.8%, or negative 2.8% when adjusting for the $7.3 million negative valuation adjustment on the surplus notes, and positive 3.7% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the fair value of the surplus notes during the nine months ended September 30, 2015 was primarily due to widening of non-investment grade credit spreads. Our other investments portfolio underperformed the HFRX Equal Weighted Strategies Index return by 490 basis points due to unfavorable results in the energy sector private equity funds and a negative valuation impact from the surplus notes of $7.3 million for the nine months ended September 30, 2015. Our other investments portfolio outperformed the HRFX Equal Weighted Strategies Index return by 240 basis points for the nine months ended September 30, 2014.
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
Insurance companies typically collect premiums on policies that they write prior to paying claims made under those policies. During periods of premium growth, insurance companies typically experience positive cash flow from operations, as premium receipts typically exceed claim and expense payments. When this happens, positive cash flow from operations is usually offset by negative cash flow from investing activities, as the positive operating cash flow is used to purchase investments. Conversely, during periods of premium decline, insurance companies typically experience negative cash flow from operations, even during periods in which they report net income, as the claims and expenses that they pay exceed the premiums that they collect. When this happens, negative cash flow from operations is typically offset by positive cash flow from investing activities, as invested assets are sold to fund current claim and expense payments.
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
Our top tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company (ASIC), has the ability to pay dividends to its immediate parent during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula described above, most recently calculated as of June 30, 2015, ASIC has the ability to pay $13.0 million of dividends without prior approval of regulatory authorities. As of June 30, 2015, ASIC had $688.9 million of statutory surplus and $63.9 million of earned surplus. During the first nine months of 2015, ASIC paid $44.9 million of dividends to its immediate parent.
Split Rock has the ability to declare or pay dividends or make capital distributions during any 12-month period without the prior approval of Bermuda regulatory authorities on condition that any declaration or payment of dividends or capital distributions does not cause a breach of any of its regulatory solvency and liquidity requirements.
During 2015, Split Rock has the ability to declare or pay dividends or make capital distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $18.8 million, which is equal to 15% of its December 31, 2014 statutory capital, excluding earned surplus. As of December 31, 2014, Split Rock had $122.6 million of statutory capital and surplus. During the nine months ended September 30, 2015, Split Rock did not pay any dividends or distributions to its immediate parent.
During the nine months ended September 30, 2015 and 2014, our unregulated insurance operating subsidiaries paid $5.2 million and $4.7 million, respectively, of dividends to their immediate parent. As of September 30, 2015, our unregulated insurance operating subsidiaries held $146.4 million of net unrestricted cash, short-term investments, fixed maturity investments, and other investments consisting of surplus notes which had a fair value of $58.0 million and a par value of $101.0 million.
As described in Note 14—"Common Shareholders' Equity" of the accompanying consolidated financial statements, during both the nine months ended September 30, 2015 and 2014, we declared and paid dividends totaling $60.0 million to our common shareholders.
As of September 30, 2015, OneBeacon Ltd. and its intermediate holding companies held $97.0 million of net unrestricted cash, short-term investments and fixed maturity investments and $74.5 million of common equity securities and other investments outside of its regulated and unregulated insurance operating subsidiaries.
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

The following table illustrates our consolidated insurance float position and two operational leverage ratios based on insurance float as of September 30, 2015 and December 31, 2014:

($ in millions)	September 30, 2015		December 31, 2014
Loss and LAE reserves	$1,427.4		$1,342.2
Unearned premiums	625.7		588.3
Ceded reinsurance payable	44.4		34.7
Funds held under insurance contracts	100.3		81.0
Insurance liabilities	$2,197.8		$2,046.2

Cash in regulated insurance and reinsurance subsidiaries	$10.4		$17.4
Reinsurance recoverable on paid and unpaid losses	236.8		173.8
Premiums receivable	268.8		241.5
Funds held under reinsurance contracts	4.6		37.1
Deferred acquisition costs	104.5		103.2
Ceded unearned premiums	41.3		17.9
Insurance assets	$666.4		$590.9
Insurance float	$1,531.4		$1,455.3
Insurance float as a multiple of total capital	1.2	x	1.1	x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.5	x	1.4	x
During the nine months ended September 30, 2015, insurance float increased by $76.1 million, primarily due to loss reserves increasing resulting from growth in our existing insurance operations in recent years.
Financing
Debt
The following table summarizes our debt to capital ratio at September 30, 2015 and December 31, 2014:

($ in millions)	September 30, 2015	December 31, 2014
Senior Notes, carrying value	$274.8	$274.7
OneBeacon's common shareholders' equity	1,000.4	1,045.8
Total capital	$1,275.2	$1,320.5
Ratio of debt to total capital	21.5%	20.8%
We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
On September 29, 2015, the Company and OneBeacon Holdings, Inc. (OBH) entered into a revolving credit facility administered by U.S. Bank N.A. (Credit Facility) and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019. As of September 30, 2015, the Credit Facility was undrawn. The Credit Facility contains various affirmative, negative and financial covenants which OneBeacon considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards.
In November 2012, OBH issued $275.0 million face value of senior unsecured notes (2012 Senior Notes) through a public offering, at an issue price of 99.9% and received $272.9 million of proceeds. The 2012 Senior Notes bear an annual interest rate of 4.6% payable semi-annually in arrears on May 9 and November 9, until maturity on November 9, 2022, and are fully and unconditionally guaranteed as to the payment of principal and interest by the Company.
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
Interest payments on the 2012 Senior Notes totaled $6.3 million for both the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, OneBeacon Ltd. and OBH were in compliance with all of the covenants under the 2012 Senior Notes and the Credit Facility, and anticipate they will continue to remain in compliance with these covenants for the foreseeable future.
Capital Lease
In December 2011, we sold the majority of our then-owned fixed assets and capitalized software. We entered into lease financing arrangements with US Bancorp and Fifth Third whereby we sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. We then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. We received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions. At the end of the lease terms, we will have the obligation to purchase the leased assets for a nominal fee, after which all rights, title and interest would transfer back to us. As of September 30, 2015 and December 31, 2014, we had a capital lease obligation of $3.6 million and $7.1 million, respectively, included within other liabilities and a capital lease asset of $4.4 million and $7.0 million, respectively, included within other assets.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 5.6 million of its Class A common shares. During nine months ended September 30, 2015 and 2014, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $87.7 million as of September 30, 2015.
During the nine months ended September 30, 2015 and 2014, we repurchased 112,051 and 106,366 common shares, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
Cash Flows
Detailed information concerning our cash flows during the nine months ended September 30, 2015 and 2014 follows:
Cash flows from operations for the nine months ended September 30, 2015 and 2014
For the nine months ended September 30, 2015, net cash flows provided from operations were $126.4 million, consisting of $126.8 million provided from continuing operations and $0.4 million used for discontinued operations. For the nine months ended September 30, 2014, net cash flows provided from operations were $102.1 million, consisting of $146.9 million provided from continuing operations and $44.8 million used for discontinued operations. Net cash flows relating to continuing operations decreased primarily due to an increase in claim payments relative to the prior year period.
Other Liquidity and Capital Resource Activities
During the nine months ended September 30, 2015, we made payments with respect to our long-term incentive compensation plans totaling $8.6 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 181,290 performance shares, 129,100 performance units, and 3,965,000 long-term cash awards for the 2012-2014 performance cycle.
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
Cash flows from investing and financing activities for the nine months ended September 30, 2015 and 2014
Financing and Other Capital Activities
During the nine months ended September 30, 2015 and 2014, we declared and paid $60.0 million of regular quarterly cash dividends to holders of OneBeacon's common shares.

Recently Issued Accounting Pronouncements
Refer to Note 1—"Nature of Operations and Summary of Significant Accounting Policies" to the Company’s unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2014 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.
Fair Value of Financial Instruments
Refer to Note 5-"Investment Securities" to the Company’s unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2014 Annual Report on Form 10-K for discussion regarding assets measured at fair value using unobservable inputs.
Critical Accounting Estimates
Refer to the Company's 2014 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of September 30, 2015, there were no material changes to our critical accounting estimates.
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
Refer to our 2014 Annual Report on Form 10-K and in particular Item 7A — "Quantitative and Qualitative Disclosures About Market Risk." As of September 30, 2015, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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
The Company's management, with the participation of the CEO and CFO (the principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of September 30, 2015, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. During the quarter ended September 30, 2015, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
OneBeacon, and the insurance and reinsurance industry in general, is routinely subject to claims-related litigation and arbitration in the normal course of business, as well as litigation and arbitration that does not arise from, or directly relate to, claims activity. We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition, results of operations or liquidity. As of September 30, 2015, there were no material changes in the legal proceedings as described in Item 3—“Legal Proceedings” of our 2014 Annual Report on Form 10-K.
ITEM 1A.        RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2014 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2015, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the three months ended September 30, 2015, no shares were repurchased under the share repurchase authorization. As of September 30, 2015, an aggregate of 5.6 million Class A common shares were repurchased for $112.3 million under this authorization and retired.

ITEM 6.	EXHIBITS
(a)   Exhibits

10.1*
$65,000,000 Credit Agreement, dated as of September 29, 2015 among the Company and OneBeacon U.S. Holdings, Inc. as the Borrowers, U.S. Bank National Association, as the Administrative Agent, an Issuing Lender and the Issuing Agent, and the other Lenders party to the agreement.

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
101.1*
The following financial information from OneBeacon Insurance Group, Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations and Comprehensive Income, Three and Nine Months Ended September 30, 2015 and 2014; (iii) Consolidated Statements of Common Shareholders' Equity, Nine Months Ended September 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Filed Herewith

**	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.
Date: November 2, 2015	By:	/s/ JOHN C. TREACY
John C. Treacy Chief Accounting Officer*

*Executing as both the Chief Accounting Officer and a duly authorized officer of the Company