Form 10-K
period 2015-12-31
OneBeacon Insurance Group, Ltd.
filed 2016-02-26
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§299.405) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of voting shares (based on the closing price of Class A common shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2015, was $329,495,721.
As of February 24, 2016, 22,589,822 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual General Meeting of Members scheduled to be held May 25, 2016 (the “2016 Definitive Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the 2016 Definitive Proxy Statement specifically incorporated herein by reference, the 2016 Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

ONEBEACON INSURANCE GROUP, LTD.
Annual Report on Form 10-K
For the Year Ended December 31, 2015

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
Historically, we offered a range of specialty, commercial and personal products and services. However, as a result of a series of transactions over the past several years, we are now focused exclusively on specialty businesses. The most recent of these transactions was the sale of certain of our run-off business consisting of assets, liabilities and capital related principally to our non-specialty business, including the vast majority of our asbestos and environmental reserves (Runoff Business), to an affiliate of Armour Group Holdings Limited (Armour Ltd), which closed on December 23, 2014 (Runoff Transaction). See Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements.
With the closing of the Runoff Transaction, we completed our transformation into a specialty insurance company and our balance sheet and risk profile have changed significantly. Our exposure to claims from policies related to the Runoff Business, such as commercial general liability, including asbestos and environmental exposures, and workers compensation policies, is now limited to the value of the surplus notes issued in conjunction with the transaction, which have a fair value of $51.5 million as of December 31, 2015. Our total outstanding reserves as of December 31, 2015 for 2004 and prior accident years total $0.1 million and for 2006 and prior accident years total $7.1 million.
During 2015, we restructured our legacy professional insurance business by changing management oversight and disaggregating it into four separate underwriting operating segments, which are included in Specialty Products: Healthcare, Management Liability, Financial Services and Other Professional Lines. We also formed a new Financial Institutions business in the fourth quarter of 2015, which provides specialty products and tailored coverages for all classes of financial institutions.
On July 31, 2015, Monsanto Company (Monsanto) sold Climate Crop Insurance Agency (CCIA), the third party agency with which we previously had an exclusive managing general agency agreement, to an affiliate of AmTrust Financial Services, Inc. (AmTrust). As a result of this sale, we exited the multiple peril crop insurance (MPCI) business and the related crop-hail business (collectively, Crop Business). As a result of this transaction, we have no material net exposure related to the Crop Business.
As of both December 31, 2015 and 2014, OneBeacon had $3.6 billion of total assets and $1.0 billion of common shareholders' equity. OneBeacon wrote $1.1 billion, $1.2 billion and $1.1 billion in net written premiums in 2015, 2014 and 2013, respectively.
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate. The Specialty Products segment is comprised of ten active underwriting operating segments representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. The Specialty Products segment also includes the exited Crop underwriting operating segment. The Specialty Industries segment is comprised of six active underwriting operating segments representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. In the fourth quarter of 2015, we also began further disaggregating our International Marine Underwriters (IMU) underwriting operating segment into Ocean Marine and Inland Marine as management, including the chief operating decision maker, has increasingly begun to separately analyze the results for those underwriting operating segments. The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and our intermediate subsidiaries. See Note 12—"Segment Information" of the accompanying consolidated financial statements.
Our parent company, White Mountains Insurance Group, Ltd. (White Mountains), is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. As of December 31, 2015, White Mountains owned 75.5% of our common shares.

Our headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. Our U.S. corporate headquarters are located at 605 North Highway 169, Plymouth, Minnesota 55441 and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
The financial strength ratings assigned to our principal insurance operating subsidiaries as of February 26, 2016 ranged from "Good" to "Strong" or "Excellent." See "Item 1. Business—Ratings" for additional discussion of our ratings.
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
We write both property insurance and casualty insurance. Property insurance generally covers the financial consequences of accidental losses to the insured's property, such as a business's building, inventory and equipment or personal property. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts or omissions causing bodily injury and/or property damage to a third party. Premiums from ocean and inland marine, certain commercial multiple peril, and fire and allied lines generally represent our property lines of business, and claims from such business are typically reported and settled in a relatively short period of time. Premiums from general liability, workers compensation, commercial auto liability and certain commercial multiple peril policies generally represent our casualty lines of business, and claims from such business can take years, even decades, to settle. In addition, our surety business typically has few losses, but those can be very severe. Our Specialty Products and Specialty Industries segments each write business in both the property and casualty lines, as well as other lines of business such as accident and health insurance, credit insurance, and surety.

Our various lines of business generally fall into three major categories, which reflect how we view the primary risk classification associated with each line: property lines, casualty lines, and other lines of business. Net written premiums by line of business for 2015, 2014 and 2013 consist of the following:

	Year ended December 31,
Line of business	2015		2014	2013
	($ in millions)
Property Lines:
Ocean and Inland Marine	$190.1		$201.9	$187.1
Commercial Multiple Peril and Auto Physical Damage	94.6		82.0	72.5
Fire and Allied	39.3		44.7	51.9
Total Property Lines	324.0		328.6	311.5
Casualty Lines:
General Liability	334.8		402.1	391.8
Automobile Liability	88.4		91.4	55.8
Workers Compensation	86.1		83.7	79.4
Other Casualty	51.8		40.3	38.3
Total Casualty Lines	561.1		617.5	565.3
Other Lines:
Accident and Health	151.1		149.8	141.4
Credit and Other	59.0		58.0	55.6
Surety	50.7		28.9	10.5
Crop	(9.3)	(1)	34.1	4.3
Total Other	251.5		270.8	211.8
Total net written premiums	$1,136.6		$1,216.9	$1,088.6
_______________________________________________________________________________

(1)	Amount primarily relates to the premiums ceded under a 100% quota share agreement to reinsure the remaining net Crop Business exposure for the 2015 reinsurance year.
We derive substantially all of our revenues from earned premiums, investment income, and net realized and change in unrealized investment gains (losses) on investment securities. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). Premiums written are recognized as revenues and are earned ratably over the term of the related policy. Unearned premiums represent the portion of premiums written that are applicable to future insurance coverage provided by policies. A significant period of time often elapses between receipt of insurance premiums and payment of insurance claims. During this time, we invest premiums, earn investment income, and generate net realized and change in unrealized gains (losses) on investment activities.
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

Insurance Business
Our net written premiums by segment for 2015, 2014 and 2013 consist of the following:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Specialty Products	$533.0	$606.9	$509.6
Specialty Industries	603.6	610.0	579.0
Total	$1,136.6	$1,216.9	$1,088.6

Specialty Products
The Specialty Products segment is comprised of ten active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. During the fourth quarter of 2015, we formed a new underwriting operating segment, Financial Institutions, whose products include directors & officers liability, errors or omissions, professional liability, employment practices liability and fiduciary liability. Also during 2015, we restructured our former Professional Insurance underwriting operating segment into four separate underwriting operating segments, which are included in Specialty Products: Healthcare, Management Liability, Financial Services and Other Professional Lines. The Specialty Products segment also includes Programs, Tuition Reimbursement, Surety, Specialty Property and Environmental, as well as the inactive Crop and Collector Cars and Boats underwriting operating segments which were exited in 2015 and 2013, respectively.
For 2015, 2014 and 2013, our Specialty Products segment's net written premiums by underwriting operating segment were as follows:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Healthcare	$147.1	$180.4	$178.5
Programs	99.1	50.8	20.5
Tuition Reimbursement	72.1	70.5	65.9
Surety	47.4	28.9	10.5
Other Professional Lines	46.8	80.4	78.1
Management Liability	40.6	50.1	53.5
Other Specialty Products	79.9	145.8	102.6
Total Specialty Products	$533.0	$606.9	$509.6

A description of business written by each underwriting operating segment in the Specialty Products segment follows:
OneBeacon Healthcare Group (Healthcare)
Healthcare provides professional liability coverages and other specialized coverages including provider excess insurance and excess of loss or HMO reinsurance, targeting a variety of customer groups, including: hospitals, physicians and complex risks; free-standing medical facilities; senior living organizations; and managed care organizations.
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
Tuition Reimbursement
A.W.G. Dewar, Inc. (Dewar) has been a leading provider of tuition reimbursement insurance since 1930. Dewar's product, generally classified as credit insurance for financial reporting purposes, protects both schools and parents from the financial consequences of a student's withdrawal or dismissal from school. We own approximately 81% of Dewar.

OneBeacon Surety Group (Surety)
Surety offers a broad range of commercial bonds targeting Fortune 2500 and large private companies written through a network of independent agencies, brokers and wholesalers. Business is serviced through eight regions throughout the United States.
Other Professional Lines
Other Professional Lines includes primarily the results of OneBeacon Architects & Engineers and our Media business. Architects & Engineers offers professional liability coverages for various design customer groups including architects, civil engineers, construction managers and design/build contractors. Media offers professional liability coverages for various customer groups including publishers, broadcasters, advertising agencies, authors and producers, with coverage that is customizable for any company or individual that creates content. Other Professional Lines also includes the results of our lawyers professional liability business which was sold in 2014 to Argo Group US, Inc., a member of Argo Group International Holdings, Ltd., and the renewal rights to our lawyers professional liability business, which included policies expiring on or after January 1, 2015 on approximately $30 million of expiring premium within Other Professional Lines.
OneBeacon Management Liability (Management Liability)
Management Liability offers directors and officers liability, employment practices liability, fiduciary liability and crime insurance for nonprofit organizations (all classes), private/nonprofit healthcare organizations and private for-profit companies of all sizes and types. Coverages are available on a modular form approach, allowing for tailored solutions.
Other Specialty Products
OneBeacon Financial Services (Financial Services)
Financial Services offers property and casualty coverages for commercial banks, savings banks and savings and loan institutions, security broker-dealers, investment advisors, insurance companies and credit unions. Specialty coverages, including professional liability, trust errors & omissions, cyber liability and financial institution bond, are additionally available for institutions with less than $3 billion in assets.
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
OneBeacon Financial Institutions (Financial Institutions)
Financial Institutions provides a wide range of coverage solutions to address the insurance needs of financial institutions, including, but not limited to, professional and management liability. Target industries include banks (greater than $5 billion in corporate assets), security broker dealers and captive agents, insurance companies, insurance agents and brokers, investment advisors, mutual funds, hedge funds, real estate investment trusts, business development companies, private equity and venture capital firms, and miscellaneous financial institutions. Products include directors and officers liability, professional liability, fiduciary liability, cyber liability, and financial institutions bonds.
OneBeacon Crop Insurance (Crop)
Prior to July 2015, through our exclusive relationship with a managing general agency, CCIA, Crop offered MPCI through the federal crop insurance program administered by the U.S. Department of Agriculture’s Risk Management Agency. The Company and CCIA also offered crop-hail products to supplement the federal crop insurance program. In 2015, we exited the MPCI business and its related crop-hail business (collectively, "Crop") due to Monsanto selling CCIA to an affiliate of AmTrust. As a result of this transaction, we have no material net exposure related to the Crop business.
Collector Cars and Boats
Prior to the termination of our relationship on January 1, 2013, we offered tailored coverages primarily for collector vehicles through an exclusive partnership with Hagerty Insurance Agency (Hagerty).

Specialty Industries
The Specialty Industries segment is comprised of six active underwriting operating segments, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. During 2015, the Company further disaggregated its IMU underwriting operating segment into two separate underwriting operating segments, which are included in Specialty Industries: Ocean Marine and Inland Marine as management, including the chief operating decision maker, has increasingly begun to separately analyze the results for those underwriting operating segments. The Specialty Industries segment also includes the Accident, Technology, Entertainment, and Government Risks underwriting operating segments.
For 2015, 2014 and 2013, our Specialty Industries segment's net written premiums by underwriting operating segment were as follows:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Technology	$127.3	$133.1	$131.8
Ocean Marine	122.7	127.1	125.3
Accident	118.8	113.4	105.9
Entertainment	88.0	88.6	76.8
Government Risks	84.5	82.3	83.4
Inland Marine	62.3	65.5	55.8
Total Specialty Industries	$603.6	$610.0	$579.0
A description of business written by each underwriting operating segment in OneBeacon's Specialty Industries segment follows:
OneBeacon Technology Insurance (Technology)
Technology delivers all-lines underwriting solutions for the technology, life science and medical technology, and telecommunications industries, as well as content and media companies. The specific capabilities offered include risk control, claims and third-party vendor solutions. Products span property, casualty, cyber, errors & omissions, international, media liability, products liability and professional coverages. Our dedicated team of insurance professionals delivers custom solutions as needed to each of our customers.
IMU—Ocean Marine (Ocean Marine)
Ocean Marine traces its roots to the early 1900s, and offers a full range of ocean marine insurance solutions. Ocean Marine products include, but are not limited to, commercial hull and marine liabilities at both the primary and excess levels; ocean and air cargo with coverage extensions such as inland transit, warehousing and processing; yachts; and several marine package products with comprehensive property, auto and liability coverage.
OneBeacon Accident Group (Accident)
Accident focuses on analyzing and developing unique accident solutions for the transportation, non-subscription and corporate accident marketplace, while also developing specialized accident insurance programs. Our Accident product suite includes accidental death and dismemberment, occupational accident, sports accident, non-truckers liability, vehicle physical damage and other accident coverages. Accident also provides employers and affinity groups with access to unique services including identity theft management services and travel assistance services.
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
OneBeacon Government Risks (Government Risks)
Government Risks provides solutions for mid-sized municipalities and counties, special districts including water, sanitation and fire, non-rail transit authorities and other publicly funded agencies. Government Risks products include property, casualty, and professional liability (comprised of law enforcement, public officials, and employment practices liability coverages) offered on a fully insured, deductible, self-insured retention or assumed reinsurance basis.

IMU—Inland Marine (Inland Marine)
Inland Marine offers a full range of inland marine insurance solutions. Inland Marine solutions include builders risks, contractors equipment, installation floaters, fine arts, motor truck cargo, transportation, miscellaneous articles floaters, warehousemen’s legal liability and other inland marine opportunities.
Geographic Concentration
Substantially all of our net written premiums are derived from business produced in the United States. We produced business in the following geographies during 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
California	17.6%	16.4%	15.7%
New York	10.4	10.0	9.9
Texas	6.4	6.7	7.0
District of Columbia	6.0	5.3	5.7
Florida	5.1	5.7	4.8
Other(1)	54.5	55.9	56.9
Total	100.0%	100.0%	100.0%
_______________________________________________________________________________

(1)	No other individual state accounts for more than 5% of net written premiums for 2015, 2014 or 2013.
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
Competition
Property and casualty insurance is highly competitive. Our businesses each compete against a different subset of companies. In general, we compete in one or more of our businesses with most of the large multi-line insurance companies, such as Chubb, AIG, Beazley, CNA, Hartford, Liberty Mutual, Travelers and Zurich. We also compete with most specialty companies, such as Tokio Marine HCC, The Navigators Group, Inc., Markel Corporation, RLI Corp. and W.R. Berkley Corporation. Lastly, some of our businesses compete with various local and regional insurance companies and niche carriers, such as Axis.
The more significant competitive factors for most of our insurance products are price, product terms and conditions, agency and broker relationships, claims service, company scale and financial stability. Our underwriting principles and dedication to independent distribution partners are unlikely to make us the low-cost provider in most markets. While it is often difficult for insurance companies to differentiate their products, we believe that providing superior specialty products to satisfy market needs and relying on agents and brokers who value our targeted expertise, superior claims service, and disciplined underwriting, establishes a competitive advantage.
Claims Management
Effective claims management is a critical factor in achieving satisfactory underwriting results. We maintain an experienced staff of claims handlers and managers located throughout our operating territories.

We have dedicated claims managers and adjusters for many of our specialty businesses. These individuals ensure that we have the appropriate level of expertise to handle claims often involving complex issues. Within the claims organization, we also use various shared services to both more efficiently manage costs and ensure we are delivering superior claims results. These services include: shared non-specialty property and casualty insurance claims adjusters, operational and information technology support, subrogation and recovery support, legal bill review, a special investigation unit to detect insurance fraud, and dedicated legal support.

We have adopted a total claims cost management approach, which gives equal importance to appropriately controlling claims handling expenses, legal expenses and claims payments. This approach enables us to deliver effective and efficient claims results. We collect and review various metrics to analyze our claims handling results.

Our claims department utilizes an online claims system to record reserves, payments and adjuster activity. The workstation also helps claim handlers identify recovery potential, estimate property damage, evaluate claims and identify fraud. We maintain a paperless claim file system.
Catastrophe Risk Management and Reinsurance Protection
Our insurance subsidiaries enter into reinsurance contracts to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. Catastrophes are severe losses resulting from a wide variety of events. While our exposure to catastrophe losses has decreased meaningfully as a result of our repositioning in recent years as a specialty-only company, we are still exposed to catastrophe losses. The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to our operating results and financial condition. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. The extent of losses caused by a catastrophic event is a function of severity and the amount and type of insured exposure in the affected area. In the normal course of business, OneBeacon's insurance subsidiaries seek to limit losses that may arise from catastrophes or other events through individual risk selection, imposing deductibles and limits, limiting our concentration of insurance in catastrophe-prone areas such as coastal regions and reinsuring with third-party reinsurers.
We use models (primarily AIR Worldwide (AIR) Touchstone version 3.0) to estimate potential losses from catastrophes. We use the model output in conjunction with other data to manage our exposure to catastrophe losses based on a probable maximum loss (PML) forecast to quantify our exposure to an extreme catastrophe event.
We utilize a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage our exposure to large catastrophe losses. Effective May 1, 2015, we renewed our property catastrophe reinsurance program through April 30, 2016. The program provides coverage for our property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained, with 95.0% of the next $10.0 million of losses and 100.0% of the next $100.0 million of losses resulting from the catastrophe being reinsured. Any part of a catastrophe loss in excess of $130.0 million would be retained in full. In the event of a catastrophe, our property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. We anticipate that the $130.0 million limit is more than sufficient to cover the maximum hurricane and earthquake losses with a modeled 0.4% probability of occurrence (1-in-250-year). This $130.0 million limit is consistent with the limit that our previous catastrophe reinsurance program provided.
Our property catastrophe reinsurance program does not cover property losses resulting from any nuclear events or biological, chemical or radiological terrorist attacks. Also excluded are losses resulting from certified acts of terrorism committed by an individual or individuals acting on behalf of any foreign person or foreign interest as defined under the Terrorism Risk Insurance Program (the Terrorism Act).
We also purchase property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures 100% of losses in excess of $3.0 million, which represents a retention decrease from $5.0 million for the previous periods property-per-risk program, up to $100.0 million. Individual risk facultative reinsurance is purchased above $100.0 million. The property-per-risk treaty provides one limit of reinsurance protection for losses in excess of $3.0 million up to $100.0 million on an individual risk basis for certified acts of foreign terrorism committed on behalf of any foreign person or foreign interest. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.
In addition to the corporate catastrophe and property-per-risk reinsurance protection, we also purchase dedicated reinsurance protection for certain lines of business. Our specialty property business purchases a dedicated property catastrophe program providing 100% coverage for $34.0 million of loss in excess of $6.0 million of loss, which inures to the benefit of the broader property catastrophe reinsurance program described previously. This treaty limit cannot be reinstated.
Our MPCI portfolio for the 2015 crop year is fully reinsured through a combination of reinsurance programs, mainly the 100% quota share reinsurance agreement with an insurance operating affiliate of AmTrust for the remaining net exposure. See Note 2—"Acquisitions and Dispositions" of the accompanying consolidated financial statements for further detail.
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
Our current third party reinsurance programs provide varying degrees of coverage for terrorism events. Our overall terrorism exposure is impacted by the Terrorism Act, which is a federal program administered by the Department of the Treasury that provides for a shared system of public and private compensation for commercial property and casualty losses resulting from events that reach the threshold for losses ($120 million in 2016 and increasing $20 million in subsequent years until the threshold becomes $200 million in 2020) and are certified as an act of terrorism by the U.S. Secretary of the Treasury, in concurrence with the Secretary of Homeland Security and the Attorney General of the United States. The current program was signed into law on January 12, 2015 and is authorized through December 31, 2020. See Note 4—“Reinsurance” of the accompanying consolidated financial statements for a further description of the Terrorism Act, including our estimated retention level.
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
Loss and LAE Reserves
We establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and is always inherently uncertain. See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates," as well as Note 1—"Nature of Operations and Summary of Significant Accounting Policies—Insurance Operations" in the accompanying consolidated financial statements for further discussion of our accounting for loss and LAE.
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

Section II shows the cumulative amount of net loss and LAE paid relating to recorded liabilities as of the end of each succeeding year. Section III shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. Estimates of the liability for unpaid loss and LAE are increased or decreased as payments are made and more information regarding individual claims and trends, such as overall frequency (the average number of claims submitted per policy during a given period of time) and severity (the average value per claim during a given period of time) patterns, becomes known. Section IV shows the cumulative net redundancy/(deficiency) representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2015. Section V shows the re-estimated gross liability and re-estimated reinsurance recoverables through December 31, 2015. Section VI shows the cumulative gross redundancy/(deficiency) representing the aggregate change in the liability from original balance sheet dates and the re-estimated liability through December 31, 2015.

	Loss and LAE(1), (2) Year ended December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015

I. Liability for unpaid loss and LAE:
Gross balance	$376.7	$436.1	$480.2	$627.1	$702.1	$835.1	$868.5	$1,000.0	$1,054.3	$1,342.2	$1,389.8
Less reinsurance recoverable on unpaid loss and LAE	(46.8)	(30.6)	(24.3)	(49.6)	(43.8)	(53.6)	(61.6)	(107.3)	(80.2)	(161.6)	(186.0)
Net balance	329.9	405.5	455.9	577.5	658.3	781.5	806.9	892.7	974.1	1,180.6	1,203.8
II. Cumulative amount of net liability paid through:
1 year later	126.8	96.6	97.8	154.8	219.4	306.3	339.0	332.7	380.2	457.1
2 years later	168.7	132.3	159.4	235.2	357.0	474.4	505.7	561.6	653.0
3 years later	185.4	167.2	197.3	294.4	436.3	560.1	616.7	716.7
4 years later	205.1	183.9	230.3	331.4	477.1	611.2	704.4
5 years later	214.1	195.3	244.7	346.8	501.6	654.2
6 years later	218.7	199.6	252.6	354.7	515.5
7 years later	221.4	201.9	256.2	359.1
8 years later	222.2	202.6	258.8
9 years later	222.5	203.4
10 years later	222.8
III. Net liability re-estimated as of:
1 year later	325.9	308.1	391.1	492.9	630.2	751.7	799.5	892.7	1,063.8	1,178.8
2 years later	269.6	267.8	335.4	459.3	595.8	743.8	806.9	950.0	1,089.2
3 years later	243.1	243.2	318.8	416.1	589.6	733.2	830.3	963.4
4 years later	238.8	227.1	297.4	413.5	576.9	733.6	841.2
5 years later	228.8	224.8	294.3	396.9	567.1	733.8
6 years later	229.5	221.6	280.8	385.0	560.7
7 years later	230.2	216.0	272.9	380.4
8 years later	227.6	211.3	268.9
9 years later	227.0	207.6
10 years later	223.1
IV. Cumulative net redundancy/(deficiency)	$106.8	$197.9	$187.0	$197.1	$97.6	$47.7	$(34.3)	$(70.7)	$(115.1)	$1.8
Percent redundant/(deficient)	32.4%	48.8%	41.0%	34.1%	14.8%	6.1%	(4.3)%	(7.9)%	(11.8)%	0.2%
V. Reconciliation of net liability re-estimated as of the end of the latest re-estimation period (see III above):
Gross unpaid loss and LAE latest re-estimate	$299.7	$239.6	$306.5	$424.4	$601.7	$772.9	$876.1	$1,111.1	$1,202.9	$1,343.4
Reinsurance recoverable latest re-estimate	(76.6)	(32.0)	(37.6)	(44.0)	(41.0)	(39.1)	(34.9)	(147.7)	(113.7)	(164.6)
Net unpaid loss and LAE latest re-estimate	$223.1	$207.6	$268.9	$380.4	$560.7	$733.8	$841.2	$963.4	$1,089.2	$1,178.8
VI. Cumulative gross redundancy (deficiency)	$77.0	$196.5	$173.7	$202.7	$100.4	$62.2	$(7.6)	$(111.1)	$(148.6)	$(1.2)
Percent redundant (deficient)	20.4%	45.1%	36.2%	32.3%	14.3%	7.4%	(0.9)%	(11.1)%	(14.1)%	(0.1)%
_______________________________________________________________________________

(1)
The 10-year table is reflective of activity related to our loss and LAE reserves from Specialty Products and Specialty Industries, as well as $20.4 million in losses ceded to one of the entities sold as part of the Runoff Transaction in 2014, and excludes other balances and activity related to the Runoff Business and AutoOne, which have been presented as discontinued operations in the statements of operations for all periods presented, as well as certain affiliated agreements that were commuted in 2006.

(2)
The 10-year table also excludes loss and LAE reserves related to the sale of our personal lines business in 2010. The net reserves related to this business for the years 2005 through 2009 were as follows: $434.4 million, $386.6 million, $322.5 million, $333.5 million and $315.4 million, respectively. This business was sold in 2010 and therefore, there were no net reserves as of December 31, 2010, 2011, 2012, 2013, 2014 and 2015.

The following table reconciles loss and LAE reserves determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP as of December 31, 2015 and 2014 as follows:

	December 31,
	2015	2014
	($ in millions)
Statutory reserves	$1,203.8	$1,180.6
Reinsurance recoverable on unpaid losses and LAE(1)	186.0	161.6
GAAP reserves	$1,389.8	$1,342.2
_______________________________________________________________________________

(1)	Represents adjustments made to add back reinsurance recoverables on unpaid losses and LAE included with the presentation of reserves under statutory accounting.
Investing, Financing and Corporate
Investing, Financing and Corporate primarily consists of investing and financing activities, as well as other assets and liabilities, and general and administrative expenses and interest expense incurred at the holding company level.
Investing
Invested assets are not allocated to our Specialty Products or Specialty Industries reportable underwriting segments since we do not manage our invested assets by segment. Invested assets, net investment income, and net realized and change in unrealized investment gains and losses related to our Specialty Products and Specialty Industries segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments.
Our traditional investment philosophy is to maximize long-term total returns (after-tax) while taking prudent levels of risk and maintaining a diversified portfolio, and subject to our investment guidelines and various regulatory restrictions. Under this approach, each dollar of after-tax investment income and realized and unrealized gains and losses is valued equally.
Substantially all of our investment portfolios are managed under an agreement with White Mountains Advisors LLC (WM Advisors), a registered investment advisor that is owned by White Mountains. See Note 15—"Related Party Disclosures" of the accompanying consolidated financial statements. Our investment portfolio mix as of December 31, 2015, consisted in large part of high quality, short duration fixed maturity investments and short-term investments. We also maintain an equity portfolio that consists of common equity securities, and other investments, including surplus notes, hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities and other investments within our investment portfolio are likely to enhance long-term after tax total returns.
WM Advisors' fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. WM Advisors generally manages the interest rate risk associated with holding fixed maturity investments by actively managing the average duration of the portfolio to achieve an adequate after tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. WM Advisors, through a sub-advisor, also invests in taxable and tax-exempt municipal securities, with the objective of providing absolute loss adjusted total returns with a focus on capital preservation.
WM Advisors' looks to enhance long term after-tax total returns by investing a portion of the portfolio in common equity securities and other investments. A majority of our common equity securities represent exchange traded funds (ETF's) that seek to provide investment results that, before expenses, generally correspond to the performance of the S&P 500, Russell 1000 and Russell 1000 Value indices. We also have a separate account through a WM Advisors sub-advisor, to manage our publicly-traded common equity securities, excluding our ETF's.
Financing
Debt and the related interest expense on debt also are not allocated to or managed by segment and are included in the Investing, Financing and Corporate segment.
2012 Senior Notes
In November 2012, OneBeacon U.S. Holdings, Inc. (OBH), an intermediate holding company of OneBeacon, issued $275.0 million face value of 4.6% senior unsecured notes through a public offering (2012 Senior Notes), with the proceeds used to repurchase OBH's then existing outstanding senior notes, the 2003 Senior Notes (as defined in "—Financing" in Item 7) and mature on November 9, 2022. The Company provides an irrevocable and unconditional guarantee as to the payment of principal and interest on the 2012 Senior Notes.
Credit Facility
On September 29, 2015, the Company and OBH, as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the Credit Facility). As of December 31, 2015, the Credit Facility was undrawn.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing."
Corporate
Our corporate operations consist of the activities of the Company, and our intermediate subsidiary holding companies which include OneBeacon U.S. Enterprises Holdings, Inc., OneBeacon U.S. Financial Services, Inc., and OBH, all U.S.-domiciled companies, as well as various intermediate holding companies domiciled in the United States, Barbados, Bermuda and Luxembourg. The primary purpose of these entities is to efficiently manage the group's various capital and financing activities.
Regulatory Matters
General
Our insurance operations are subject to regulation and supervision in each of the United States jurisdictions in which they are domiciled and licensed to conduct business. Generally, state regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, statutory deposits, methods of accounting, form and content of the consolidated financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, annual and other report filings, and other market conduct. In general, such regulation is for the protection of policyholders rather than shareholders. We are also subject to Bermuda insurance regulations, which are generally similar to insurance regulations imposed by U.S. states on U.S.-domiciled insurers, though there are important differences, as described below.
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
The NAIC has a set of financial relationships or tests known as the Insurance Regulatory Information System (IRIS) to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special regulatory attention. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios (IRIS ratios), each with defined "usual ranges." Generally, regulators will begin to investigate or monitor an insurance company if its IRIS ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue or, in severe situations, assume control of the company. We currently believe that all of our insurance subsidiaries are within an acceptable IRIS range, and we are not aware of any IRIS-related regulatory investigation related to our insurance company subsidiaries.
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
Guaranty Funds and Mandatory Shared Market Mechanisms
As a condition of our license to do business in certain states, we are required to participate in guaranty funds in which licensed insurers within the state bear a portion of the loss suffered by claimants due to the insolvency of other insurers. Certain states also impose mandatory shared market mechanisms, with each state dictating the types of insurance and the level of coverage that must be provided. The most common type of shared market mechanism in which we are required to participate is an assigned risk plan. These plans require insurers licensed within the applicable state to accept applications for insurance policies from customers who are unable to obtain insurance in the voluntary market. The total number of such policies an insurer is required to accept is based on its market share of voluntary business in the state. Underwriting results related to assigned risk plans are typically adverse. Accordingly, we may be required to underwrite policies with a higher risk of loss than we would otherwise accept.
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
We are subject to state laws and regulations that require investment portfolio diversification and dictate the quality and kind of investments we may hold. Non-compliance may cause non-conforming investments to be non-admitted when measuring statutory surplus and, in some instances, may require divestiture. Our investment portfolio as of December 31, 2015 complied with such laws and regulations in all material respects.
One of the primary sources of cash inflows for us and certain of our intermediary holding companies is dividends received from our operating subsidiaries. Under the insurance laws of the domiciliary states of our U.S. insurance subsidiaries, an insurer is restricted with respect to the timing or amount of dividends it may pay without prior approval by regulatory authorities. Atlantic Specialty Insurance Company (ASIC), a New York insurance company, is the lead insurance company for our specialty business. ASIC, regulated by the New York Department of Financial Services, has the ability to pay dividends to its immediate parent during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus, and subject to dividends paid in prior periods.
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
In addition to emerging federal regulation, many states are adopting laws that attempt to strengthen the ability of regulators to understand and regulate the risk management practices of insurers and insurance groups. For example, many states have adopted measures related to the NAIC’s Solvency Modernization Initiative (SMI) which requires insurers to summarize their key risks and risk management strategies to regulators. The SMI resulted in a 2010 amendment to the NAIC’s Model Insurance Company Holding Company System Regulatory Act (the Model Holding Company Act), which requires the ultimate controlling person in an insurer’s holding company structure to identify and report material enterprise risks to the state insurance regulator. The SMI also produced the NAIC Risk Management and Own Risk Solvency Model Act (ORSA), which requires insurers meeting premium thresholds to: 1) maintain a risk management framework; and 2) annually submit a comprehensive report designed to assess the adequacy of an insurer’s risk management practices, including risks related to the insurer’s future solvency position. Because ORSA requirements became effective in 2015 in all of the domiciliary states of our U.S. insurance company subsidiaries, we submitted our first ORSA report to the relevant domiciliary regulators in 2015.
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
Although we are incorporated in Bermuda, we have been designated as a non-resident of Bermuda for exchange control purposes by the Bermuda Monetary Authority (BMA). Pursuant to our non-resident status, we may hold any currency other than Bermuda dollars and convert that currency into any other currency, other than Bermuda dollars, without restriction.
Shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 and the Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA in its policy dated June 1, 2005, provides that where any equity securities, including our common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident, for as long as any equity securities of such company remain so listed. The New York Stock Exchange is deemed to be an appointed stock exchange under Bermuda law. Notwithstanding the above general permission, the BMA has granted us permission to, subject to our common shares being listed on an appointed stock exchange, (a) issue and transfer our shares, up to the amount of our authorized capital from time to time, to persons resident and non-resident of Bermuda for exchange control purposes; (b) issue and transfer our options, warrants, depositary receipts, rights, and other securities; and (c) issue and transfer our loan notes and other debt instruments and options, warrants, receipts, rights over loan notes and other debt instruments to persons resident and non-resident of Bermuda for exchange control purposes.
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
Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent resident certificates and holders of working resident certificates) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian or a holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. A waiver from advertising is automatically granted in respect of any chief executive officer position and other chief officer positions.
The Company’s indirect, wholly owned subsidiary, Split Rock Insurance, Ltd. (Split Rock), is a Bermuda-based reinsurance company. Split Rock is subject to Bermuda’s Insurance Act of 1978 and related regulations (Insurance Act). The Insurance Act requires Split Rock to be registered with the Bermuda Monetary Authority (BMA). The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies, including Split Rock, and grants the BMA powers to supervise, investigate, and intervene in the affairs of Bermuda insurance companies. While Bermuda insurance regulations are generally similar to insurance regulations imposed by U.S. states on U.S.-domiciled insurers, there are important differences. These differences must be accounted for in order for Split Rock to maintain its Bermuda insurance license. For example, instead of using the RBC formula to determine the minimum amount of capital needed to support an insurer’s overall business operations, under the Insurance Act, Split Rock is required to maintain available statutory capital and surplus at a level equal to or in excess of its enhanced capital requirement which is established by reference to either the BMA's Bermuda Solvency Capital Requirement (BSCR) model or an approved internal capital model in lieu thereof. Split Rock currently uses the BSCR model in calculating its capital and solvency requirements. Another difference relates to the regulation of insurer investments. Under the Insurance Act, Split Rock is required to maintain a minimum liquidity ratio to ensure that it has sufficient liquidity in its investment portfolio. With respect to any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital, Split Rock must obtain the BMA's prior approval before reducing its total statutory capital, as shown in its previous financial year’s statutory financial statements, by 15% or more. In addition to compliance under the Insurance Act, Split Rock must also comply with provisions of the Companies Act relating to exempted companies, including with respect to payment of dividends, as set out above.
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
The following table presents the financial strength ratings assigned to our principal insurance operating subsidiaries as of February 26, 2016:

	A.M. Best(1)	Fitch(2)	Moody's(3)	Standard & Poor's(4)
Ratings	"A" (Excellent)	"A" (Strong)	"A3" (Good)	"A-" (Strong)
Outlook	Stable	Negative	Stable	Stable
_______________________________________________________________________________

(1)	"A" is the third highest of sixteen financial strength ratings assigned by A.M. Best.

(2)	"A" is the sixth highest of nineteen international financial strength ratings assigned by Fitch.

(3)	"A3" is the seventh highest of twenty-one financial strength ratings assigned by Moody's.

(4)	"A-" is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor's.

Executive Officers
The section below provides information regarding our executive officers as of February 26, 2016:

Name	Age	Position(s)
T. Michael Miller	57	Director, President and Chief Executive Officer
Paul H. McDonough	51	Executive Vice President and Chief Financial Officer
Paul J. Brehm	55	Executive Vice President, Chief Actuary, Chief Risk Officer
Dennis A. Crosby	57	Executive Vice President
Maureen A. Phillips	61	Senior Vice President and General Counsel
John C. Treacy	52	Chief Accounting Officer and Treasurer
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
Paul H. McDonough was named Executive Vice President and Chief Financial Officer of the Company in February 2016. Mr. McDonough was Senior Vice President and Chief Financial Officer of the Company since March 2009. Mr. McDonough was appointed Vice President and Chief Financial Officer of the Company in October 2006. Prior to joining OneBeacon in December 2005, Mr. McDonough served as Executive Vice President and Chief Financial Officer of BJ's Wholesale Club, and as Treasurer for St. Paul Travelers, where he worked from 1999-2004. Prior to joining St. Paul Travelers, Mr. McDonough served in various finance roles with Sears and Chevron.

Paul J. Brehm has been Executive Vice President of OneBeacon Services since February 2013. Mr. Brehm has served as Chief Actuary of OneBeacon since 2015 and Chief Risk Officer of OneBeacon since March 2010. Mr. Brehm joined OneBeacon in 2008 as the Chief Actuary for the Specialty Insurance operations and has held various positions with OneBeacon companies. Prior to joining OneBeacon, Mr. Brehm was a Managing Director at Guy Carpenter from 2005 to 2008. Prior to Guy Carpenter, he worked at St. Paul Travelers for 22 years, most recently as Chief Actuary.
Dennis A. Crosby has been Executive Vice President of OneBeacon Services since January 2012. Mr. Crosby joined OneBeacon in July 2010 and serves as the chief executive overseeing our businesses. Prior to joining OneBeacon, Mr. Crosby was with ACE from 2004 through 2010, serving as President and CEO of ACE Westchester and Chairman of ACE Commercial Risk Services. Prior to his 6 years at ACE, he spent 23 years with St. Paul Travelers in a variety of senior roles including commercial middle market, insurance operations and public sector services.
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
Employees
As of December 31, 2015, we employed approximately 1,150 persons.
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
We will provide to any shareholder, upon request and without charge, copies of these documents (excluding any applicable exhibits unless specifically requested). Written or telephone requests should be directed to Investor Relations, OneBeacon Insurance Group, Ltd., 605 North Highway 169, Plymouth, Minnesota 55441, (877) 248-8765. Additionally, all such documents are physically available at our registered office at Clarendon House, 2 Church Street, Hamilton, HM 11 Bermuda.

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
Our investment portfolio, including the assets supporting our pension plans, consists of fixed maturity investments, short-term investments, common equity securities and other investments such as surplus notes, hedge funds and private equity funds. We invest to maximize long-term total returns (after-tax) while taking prudent levels of risk and maintaining a diversified portfolio subject to our investment guidelines and various regulatory restrictions. However, investing entails substantial risks. We may not achieve our investment objectives, and our investment performance may vary substantially over time. Investment returns are an important part of our strategy to grow book value, and fluctuations in the fixed income or equity markets could impair our results of operations and financial condition.
Both the investment income we generate and the fair market value of our investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates, debt market levels, equity market levels and market volatility. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. In particular, a significant increase in interest rates could result in significant losses in the fair value of our investment portfolio, and consequently could adversely affect our results of operations and financial condition. We are exposed to changes in equity markets. We are also exposed to changes in the volatility levels of various investment markets. The underlying conditions prompting such changes are outside of our control and could adversely affect the value of our investments and our results of operations and financial condition. We also hold investments, such as surplus notes, hedge funds and private equity funds, that are not regularly traded in active investment markets and may be illiquid. These investments may experience greater volatility in their returns or valuation, which could impair our financial performance.
Successful management of our investment portfolio is highly dependent on WM Advisors, which is owned by White Mountains. If we lose our investment relationship with WM Advisors, we may not be able to secure an investment advisor or advisors who will produce returns on our investments similar to those produced by WM Advisors in the past, or any positive returns at all.
The property and casualty insurance industry is highly competitive and cyclical, and we may not be able to compete effectively in the future.
The property and casualty insurance industry is highly competitive and has historically been cyclical, experiencing periods of severe price competition and less selective underwriting standards (soft markets) followed by periods of relatively high prices and more selective underwriting standards (hard markets). Cyclicality may adversely affect our results of operations and financial condition by reducing the rates we can charge for property and casualty insurance during soft markets. We expect to continue to experience the effects of cyclicality and may not be able to successfully manage the associated risks.
Insurance markets are highly competitive and our businesses each compete against different subsets of companies. In general terms, we compete in one or more of our businesses with most of the large multi-line insurance companies, most of the specialty companies, and various local and regional insurers. We also compete with new companies formed to enter insurance markets. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could adversely impact our profit margins, net income and book value.

We could fail to build and sustain the kind of business relationships, including distribution relationships, that are necessary to compete. To compete, we offer our products through a select network of independent agents, regional and national brokers, wholesalers and managing general agencies, or MGAs. If our distribution partners find that our competitor insurers offer better priced coverage, we may be unable to maintain a competitive position, which in turn may adversely affect our results of operations and financial condition. Additionally, consolidation among brokers and agents may make it more difficult to distribute our products.
Our loss and loss adjustment expense (LAE) reserves may be inadequate to cover our ultimate liability for the cost of claims and as a result our financial condition and results of operations could be materially adversely affected.
We must maintain reserves adequate to cover our estimated ultimate liabilities for loss and LAE. They are typically comprised of (1) case reserves for claims reported and (2) IBNR reserves, which consist of reserves for losses that have occurred but for which claims have not yet been reported and for expected future development on case reserves.
Loss and LAE reserves are estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. These estimates involve actuarial and claims assessments, and depend on a number of assumptions about future events that are subject to unexpected changes and are beyond our control, such as future trends in claim severity, frequency of large claims, overall claim frequency, inflation, legislative and judicial changes and other factors. Estimating loss and LAE reserves is particularly challenging for new businesses where we do not have sufficient claims experience to select the necessary assumptions and must rely on external data to establish Loss and LAE reserves, increasing the likelihood that our estimates will differ from the ultimate cost of claims.
Because of the inherent uncertainties associated with estimating ultimate loss and LAE reserves, it is likely that the ultimate cost of paying claims will be different than our loss and LAE reserves. In the event that reserves become insufficient to cover our actual loss and LAE, we may need to strengthen our reserves, which could have a material adverse effect on our results of operations and financial condition.
For additional information relating to loss and LAE reserve requirements, see "Item 1. Business—Regulatory Matters." For further discussion of our loss and LAE reserves, see "Item 1. Business—Loss and LAE Reserves" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."
Catastrophic events could materially adversely affect our results of operations and financial condition, and our ability to manage our exposure to catastrophic losses is limited.
We write insurance policies that cover unpredictable catastrophic events. Covered unpredictable events include natural disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires, and severe winter weather, and also include other disasters such as terrorist attacks, cyber-attacks, explosions and infrastructure failures.
Our exposure to hurricanes and earthquakes is the largest natural catastrophe risk to our business. Key exposures include: (1) hurricane or windstorm damage in the United States Northeast Atlantic Coast and Gulf Coast regions; (2) major California earthquakes; (3) convective storms; and (4) losses from terrorist attacks in the United States, such as the attacks on September 11, 2001.
The extent of catastrophe losses is a function of the number of events, the severity of each event and total amount of insured exposure in the affected area. Increases in the value and concentrations of insured property or insured employees, the effects of inflation, and changes in weather patterns could increase the future frequency and severity of claims from catastrophic events. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year and adversely affect our financial condition. Our ability to write new insurance policies could also be impacted as a result of corresponding reductions in our surplus levels.
Changing climate conditions may add to the unpredictability and frequency of natural disasters and create additional uncertainty as to future trends and exposures. We cannot predict how changing climate conditions and the various governmental and other responses to such changes will impact our business. To the extent that climate change, if it is occurring, does increase the unpredictability, frequency or severity of natural disasters, we may face increased claims, which could have a material adverse effect on our results of operations and financial condition. Such climate changes may also not be adequately considered in our catastrophe modeling, described below.
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
We may need to raise additional funds through public or private debt or equity financings in order to:

•	fund liquidity needs;

•	replace capital lost due to one of the other risks identified herein;

•	repay the $275.0 million aggregate principal amount of our 2012 Senior Notes;

•	satisfy letter of credit or guarantee bond requirements that may be imposed by our clients or by regulators;

•	acquire new businesses or invest in existing businesses;

•	expand our business into new regions or countries; or

•	otherwise respond to competitive pressures.
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
As of December 31, 2015, we had $275.0 million face value of indebtedness. See "Item 1. Business—Investing, Financing and Corporate—Financing—2012 Senior Notes." Our ability to meet our debt and related service obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are beyond our control. If the Company or OBH defaults under a separate credit agreement, mortgage, or similar debt agreement with a principal amount greater than $75 million, and such default results in the acceleration of such debt, there will be a default under the 2012 Senior Notes which would permit the holders of 25% or more of the 2012 Senior Notes to declare an event of default under the indenture documents resulting in a required repayment of the 2012 Senior Notes. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations, or to repay any accelerated indebtedness as a result of the trigger of the cross acceleration provisions in the indentures of the 2012 Senior Notes. If we do not have enough cash, we may be required to refinance all or part of our existing debt, sell assets, borrow more cash or issue equity. We cannot make assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing."
We recently entered into a Credit Agreement with lenders providing an unsecured revolving credit facility of $65.0 million. To date, we have not incurred any indebtedness under the Credit Agreement.
We could incur additional indebtedness or issue preferred stock, or other hybrid instruments, in the future. To the extent new debt, preferred stock, hybrid instruments, or other obligations are added to our current debt levels, or we incur indebtedness under the revolving credit facility discussed above, the risks described in the previous paragraph would increase.
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
Our business also depends upon our ability to securely process, store, transmit and safeguard confidential and proprietary information that is in our possession. This information includes confidential information relating to our business, and personally identifiable information (PII) and protected health information (PHI) belonging to our employees, customers, claimants and business partners. Because our systems may be vulnerable to a variety of forms of unauthorized access that could result in a data breach, including hackers, computer viruses, and other cyber-attacks, as well as breaches that could result from dishonest employees, errors by employees or lost or stolen computer devices, we may not be able to protect the confidentiality of such information.
Third parties present an additional risk of cyber-related events. We outsource certain technological and business process functions to third-party providers. We rely on these third parties to maintain and store PII and PHI and other confidential information on their systems. We also routinely transmit such information by e-mail and other electronic means. Although we attempt to establish sufficient controls and secure capabilities to transmit such information and to prevent unauthorized disclosure, these controls may not be sufficient. Furthermore, third-party providers may not have appropriate controls in place to protect such information.
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
The risks identified above could expose us to data breaches, disruptions of service, financial losses and significant increases in compliance costs and reputational harm to us, any of which could affect our business and results of operations. In addition, a data breach that involves the compromise of PII or PHI could subject us to legal liability or regulatory action under data protection and privacy laws and regulations enacted by federal, state and foreign governments, or other regulatory bodies. As a result, our ability to conduct our business and our results of operations might be materially and adversely affected.
We may not be successful in developing our specialty businesses which could cause us to underprice our policies, underestimate reserves, incur additional expenses and fail to fully realize our investments in these businesses, which could materially affect our business and results of operations.
We recently entered into new specialty business lines, including financial institutions, surety, programs and crop, the last of which we exited in 2015. We intend to continue to look for appropriate opportunities to diversify our business portfolio by adding new specialty lines. We also intend to continue to grow our existing specialty lines. Due to our limited experience in new business lines, there could be limited expertise and financial information available to us to help estimate sufficient prices, estimate likely ultimate loss and LAE and expenses, and evaluate whether a given line can be managed and developed successfully. Also, these lines may not meet our performance expectations. Although we have a conservative approach to adding new lines, including stringent management oversight of underwriting, product and pricing development, and financial performance, there is no assurance that some or all of these new specialty businesses will be profitable, which could materially adversely affect our results of operations and financial condition.
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
The insurance industry is subject to extensive regulation under federal, state and Bermuda law. The primary goal of the regulation is protection of policyholders rather than shareholders. For example, in order to protect insurer solvency, state insurance regulations impose restrictions on the amount and type of investments, detail minimum capital standards, and require the maintenance of reserves. Also, laws that protect policyholders from premium rate increases may make it difficult for us to increase premiums to adequately reflect the cost of providing coverage. Our underwriting is heavily dependent on information gathered from third parties such as insurance rating bureaus, highly regulated credit report agencies and other data aggregators. Regulatory changes related to the availability or use of this information could materially affect how we underwrite and price premiums.
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
Our business is highly dependent on our ability to successfully execute a large number of underwriting, claim processing, analytical and investment processes, many of which are complex. These processes are often subject to internal guidelines and policies, and government regulation. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. If controls are not effective, it could lead to financial loss, unanticipated risk exposure, or damage to our reputation.
Ineffective controls could also lead to litigation or regulatory action with substantial financial impact. Non-compliance with regulations could lead to fines, penalties, business interruption and damage to our reputation. An example of ineffective controls leading to litigation can be seen in claims handling, where failure to properly handle a claim could increase our exposure by supporting policyholder theories that a claim was settled by us in bad faith.
There is no guaranty that the Board of Directors will maintain current dividend levels, which may reduce the return on an investment in our common shares.
Our current shareholder dividend practices are subject to change for reasons that may include decisions on whether, when and in which amounts to make any future distributions, which remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change or suspend our dividend practices at any time and for any reason. Our common shareholders should be aware that they have no contractual or other legal right to dividends. Our ability to pay dividends also depends on our future performance, which may be affected by factors beyond our control.
The Company is a holding company with no direct operations, and our insurance subsidiaries' ability to pay dividends to us is restricted by law.
As a holding company with no direct operations, the Company relies in large part on dividends and other permitted payments from our subsidiaries to pay our expenses, interest on debt and dividends to shareholders, or otherwise distributing capital to shareholders. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, under the insurance laws of the jurisdictions in which our insurance subsidiaries are domiciled, an insurer is restricted with respect to the timing or the amount of dividends it may pay, and, in some cases, the prior approval of regulatory authorities may be required. ASIC, a New York insurance company, is our lead insurance company. Dividends from ASIC may require prior approval by the New York Department of Financial Services.
If our insurance subsidiaries cannot pay dividends and other permitted payments in future periods, we may have difficulty servicing our debt, paying dividends on our common shares, continuing our current share repurchase program or repurchasing shares in the future, and paying our holding company expenses. For additional information relating to insurance regulations governing our operations, see "Item 1. Business—Regulatory Matters."
We are exposed to credit risk in certain of our business operations.
In addition to exposure to credit risk related to our investment portfolio and reinsurance recoverables, we are exposed to credit risk in other areas of our business operations.
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
Under many of our policies, our customers are responsible to reimburse us for an agreed-upon amount per claim. Because we are typically required under these policies to pay covered claims first and then seek reimbursement from our customers, we are exposed to credit risk.
We are exposed to credit risk in our surety business, where we guarantee to a third party that our customer will satisfy certain performance obligations. We sometimes mitigate the surety customer credit risk by requiring customers to post collateral for some or all of their performance obligations, often in the form of pledged securities such as money market funds or letters of credit provided by banks. However, there is credit risk associated with any collateral — if we are holding collateral other than cash and our customer is unable to honor his or her obligations, we may be exposed to credit risks associated with pledged securities or the banks that issued the letter of credit.
Economic downturns generally increase these credit risks. If credit risks materialize and control mechanisms like underwriting guidelines and collateral requirements are unsuccessful, we could be left with collateral that has little or no value. As a result, our exposure to the above credit risks could materially and adversely affect our results of operations.
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
Our performance substantially depends on the efforts and abilities of our management team and other executive officers and key employees, including our experienced teams of specialty underwriters. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key management personnel and underwriting teams. We do not have fixed term employment agreements with any of our key employees or key man life insurance, and the loss of one or more of these key employees could adversely affect our business, results of operations and financial condition. Our success also depends on the ability to hire and retain additional key personnel, including underwriting and claims teams. Difficulty in hiring or retaining key personnel could adversely affect our results of operation.

Risks Relating to Our Relationship with White Mountains
Control of us by White Mountains, and the holding of White Mountains shares by some of our directors and officers, may result in conflicts of interest.
White Mountains beneficially owns all of our Class B common shares, representing 96.9% of the voting power of our voting securities and 75.5% of our total equity as of December 31, 2015. As long as White Mountains owns our common shares representing more than 50% of the voting power of our outstanding voting securities, White Mountains will generally be able to determine the outcome of all corporate actions requiring shareholder approval, including the election of directors. Furthermore, we are relying on the "controlled company" exemption under the rules of the New York Stock Exchange, and are therefore not required to have a majority of independent directors on our Board. Of the ten directors on our Board, five are current or former employees, directors or officers of White Mountains, or the Company. White Mountains also has control over the adoption or amendment of provisions in our memorandum of association or bye-laws and the approval of amalgamations, mergers, and other significant corporate transactions. Furthermore, White Mountains will continue to be able to exercise this control as long as its economic equity ownership in us is at least 20%. These factors also may delay or prevent a change in the management or voting control of us.
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
The taxable income of our U.S. subsidiaries is subject to U.S. federal, state and local income tax and other taxes. The income of the non-U.S. companies in our group is generally not subject to tax in the United States other than withholding taxes on interest and dividends. Certain of our non-U.S. companies are eligible for the benefits of tax treaties between the United States and other countries. We believe our non-U.S. companies will continue to be eligible for treaty benefits. However, it is possible that factual changes or changes to U.S. tax laws or changes to tax treaties that presently apply to our non-U.S. companies could increase income, or the tax rate on income subject to tax in the United States. Similarly, changes to the applicable tax laws, treaties or regulations of other countries could subject the income of members of our group to higher rates of tax outside the United States.
U.S. Treasury Regulations may limit our ability to make acquisitions of U.S.-domiciled companies using corporate stock.
On September 23, 2014, the Internal Revenue Service (IRS) issued Notice 2014-52, which describes regulations the Treasury Department intends to issue on corporate inversions. Among other provisions, the notice introduces a “cash box rule” that in general reduces a foreign corporation’s value by the percentage of passive assets it holds for the purpose of applying the inversion ownership test. Failure of such test would result in the acquiring corporation being taxed as a U.S. corporation. Should the regulations be enacted as outlined in the Notice, the size of any U.S. company we could acquire for stock would be dramatically reduced without severe adverse tax consequences.
We have significant deferred tax assets, which we may be unable to utilize if we do not generate sufficient future taxable income.
We have a deferred tax asset related to net operating loss carryforwards and tax credit carryforwards at December 31, 2015 that are subject to carryforward limitations in the United States. Utilization of these assets and other assets included in our net deferred tax asset is dependent on generating sufficient future taxable income of the appropriate character (i.e. ordinary income or capital gains) in the appropriate jurisdiction. If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase the valuation allowance (an offset to our deferred tax asset) in future periods, which could have an adverse effect on our results of operations.
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
Our headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. Our U.S. corporate headquarters are located at 605 Highway 169 North, Plymouth, Minnesota, 55441, and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. We also maintain branch offices in various cities throughout the United States. Our headquarters, U.S. corporate headquarters and branch offices are leased. Management believes that our office facilities will be suitable and adequate for our current level of operations.

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
Runoff Transaction
Subsequent to the closing of the Runoff Transaction, on January 22, 2015, three holders of insurance policies issued by the companies the Company sold to Armour in the Runoff Transaction filed a Petition for Review with the Commonwealth Court of Pennsylvania (Commonwealth Court) requesting that the Commonwealth Court vacate the Pennsylvania Insurance Department’s (Department) orders approving the Runoff Transaction and denying their right to intervene in the Department’s regulatory review of the Runoff Transaction. On January 14, 2016, the Commonwealth Court upheld the Department’s December 23, 2014 order approving the Runoff Transaction. The objectors did not appeal the Commonwealth Court's decision, and the time for appeal has expired.
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
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of December 31, 2015, as the amount of loss, if any, cannot be reasonably estimated.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Class A common shares of OneBeacon are listed and traded on the New York Stock Exchange (Symbol: OB). Our Class A common shares began trading on November 9, 2006. Prior to such date, there was no established public trading market for our common shares. We also have Class B common shares that are not listed for trading, all of which are held by White Mountains. There is no public market for this class of securities. The closing price per share of the Class A common shares on the New York Stock Exchange on February 24, 2016 was $13.21. As of February 24, 2016, the 22,589,822 outstanding Class A common shares were held by 34 holders of record. During 2015, we paid a quarterly dividend of $0.21 per common share, or $80.0 million in total. On February 24, 2016, the Board declared an ordinary dividend of $0.21 per common share, payable on March 30, 2016 to shareholders of record on March 11, 2016. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend Capacity" and Note 11—"Statutory Capital and Surplus" of the accompanying consolidated financial statements.
The following table presents the range of share prices for our Class A common shares for the periods indicated, and the quarterly dividends declared per share:

	Three months ended
	March 31	June 30	September 30	December 31
2015
Common share price:
High	$16.80	$16.29	$15.71	$14.74
Low	$14.49	$13.72	$13.78	$12.15
Dividends declared	$0.21	$0.21	$0.21	$0.21

2014
Common share price:
High	$16.40	$15.90	$16.41	$16.69
Low	$13.59	$15.11	$14.80	$15.05
Dividends declared	$0.21	$0.21	$0.21	$0.21
White Mountains is a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of our Class A common shares in an initial public offering. Prior to the initial public offering, we were a wholly-owned subsidiary of White Mountains. As of December 31, 2015, White Mountains owned 75.5% of our common shares.

Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2015 — October 31, 2015	—	$—	—	$87,726,926
November 1, 2015 — November 30, 2015	—	—	—	87,726,926
December 1, 2015 — December 31, 2015	166,368	12.62	166,368	85,623,274
Total	166,368	$12.62	166,368	$85,623,274
_______________________________________________________________________________
(1)On August 22, 2007, the Board authorized us to repurchase up to $200.0 million of our Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date.
Stock Performance Graph
The following chart compares the total return on a cumulative basis of $100 invested in our Class A common shares on December 31, 2010 to the Standard & Poor's 500 Stock Index and the Standard & Poor's Property and Casualty Insurance Index. The following chart includes reinvestment of dividends.
Comparison of Five Year Cumulative Total Return

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth our selected consolidated financial information for the dates indicated. We have derived the selected consolidated financial information presented below as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 from our consolidated financial statements. See Note 2—"Acquisitions and Dispositions" and Note 18—"Discontinued Operations" of the accompanying consolidated financial statements.

	Year ended December 31,
	2015	2014	2013	2012	2011
Summary Income Statement Data:	(in millions, except per share amounts)
Net written premiums	$1,136.6	$1,216.9	$1,088.6	$1,179.2	$1,062.7
Revenues
Earned premiums	$1,176.2	$1,177.1	$1,120.4	$1,132.0	$1,012.2
Net investment income	45.9	43.4	43.0	55.4	72.7
Net realized and change in unrealized investment gains	(35.1)	40.4	49.4	55.7	10.6
Net other revenues (expenses)	(0.6)	5.8	31.2	(0.5)	(12.4)
Total revenues	1,186.4	1,266.7	1,244.0	1,242.6	1,083.1
Expenses
Loss and loss adjustment expenses	700.7	815.1	622.1	650.0	548.3
Policy acquisition and other underwriting expenses	432.0	382.5	413.7	454.6	383.5
General and administrative expenses	15.4	13.8	12.0	13.4	9.8
Interest expense	13.0	13.0	13.0	16.9	20.5
Total expenses	1,161.1	1,224.4	1,060.8	1,134.9	962.1
Pre-tax income from continuing operations	25.3	42.3	183.2	107.7	121.0
Income tax (expense) benefit	12.9	12.3	(36.5)	(10.3)	(16.1)
Net income from continuing operations	38.2	54.6	146.7	97.4	104.9
Loss from discontinued operations, net of tax	(0.5)	(1.8)	(46.6)	(24.3)	(29.6)
(Loss) gain from sale of discontinued operations, net of tax	0.3	(18.8)	46.6	(91.0)	(19.2)
Net income (loss) including noncontrolling interests	38.0	34.0	146.7	(17.9)	56.1
Less: Net income attributable to noncontrolling interests	(1.2)	(1.1)	(1.0)	(1.4)	(1.0)
Net income (loss) attributable to OneBeacon's common shareholders	36.8	32.9	145.7	(19.3)	55.1
Net change in benefit plan assets and obligations, net of tax	—	(12.0)	20.6	(2.9)	(11.2)
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$36.8	$20.9	$166.3	$(22.2)	$43.9

Basic and diluted earnings (loss) per share attributable to OneBeacon's common shareholders:
Net income from continuing operations per share	$0.38	$0.55	$1.52	$1.00	$1.08
Loss from discontinued operations, net of tax, per share	—	(0.02)	(0.49)	(0.25)	(0.30)
(Loss) gain from sale of discontinued operations, net of tax, per share	—	(0.19)	0.49	(0.96)	(0.20)
Net income (loss) attributable to OneBeacon's common shareholders per share	$0.38	$0.34	$1.52	$(0.21)	$0.58

Weighted average number of common shares outstanding(1)	94.8	94.7	94.5	94.5	94.4

Cash dividends declared per common share	$0.84	$0.84	$0.84	$0.84	$1.84
_______________________________________________________________________________

(1)
Weighted average common shares outstanding includes the impact of unvested restricted shares as well as the impact of repurchases of Class A common shares made under the Company's share repurchase authorization.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in millions)
Underwriting Ratios:(1)(2)
Consolidated Insurance Operations
Loss and LAE ratio	59.6%	69.2%	55.5%	57.4%	54.2%
Expense ratio	36.7	32.5	36.9	40.1	37.9
Combined ratio	96.3%	101.7%	92.4%	97.5%	92.1%

Specialty Products
Loss and LAE ratio	55.5%	78.7%	56.4%	57.2%	51.2%
Expense ratio	35.3	30.0	36.8	40.7	37.5
Combined ratio	90.8%	108.7%	93.2%	97.9%	88.7%

Specialty Industries
Loss and LAE ratio	63.3%	60.1%	54.7%	57.7%	57.7%
Expense ratio	38.0	34.9	37.0	39.4	38.3
Combined ratio	101.3%	95.0%	91.7%	97.1%	96.0%

Summary Balance Sheet Data:
Total cash and investments	$2,686.6	$2,612.8	$2,532.4	$2,335.1	$2,762.3
Total assets	3,604.5	3,578.2	5,211.0	5,401.2	5,821.4
Loss and LAE reserves	1,389.8	1,342.2	1,054.3	1,000.0	3,358.6
Unearned premiums	560.3	588.3	544.9	573.8	528.0
Debt	274.8	274.7	274.7	274.7	269.7
OneBeacon's common shareholders' equity	1,000.9	1,045.8	1,103.7	1,014.2	1,099.6
OneBeacon's common shareholders' equity and noncontrolling interests	1,004.5	1,049.3	1,106.8	1,017.0	1,113.7
_______________________________________________________________________________

(1)	Excludes the results of discontinued operations for all periods presented.

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
The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations as stated in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 65 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
Overview—Year ended December 31, 2015 versus year ended December 31, 2014
We ended 2015 with a book value per share of $10.53, reflecting a 3.8% increase, including quarterly dividends of $0.21 per share, on an internal rate of return basis for the year ended December 31, 2015.
Net income attributable to OneBeacon's common shareholders was $36.8 million for 2015, compared to $32.9 million in 2014. Pre-tax underwriting income was $43.5 million for 2015, reflecting a combined ratio of 96.3%, compared to a pre-tax underwriting loss of $20.5 million for 2014, reflecting a combined ratio of 101.7%. The increase in pre-tax underwriting results was driven by the significant impact of loss and loss adjustment expense (LAE) recorded in the fourth quarter of 2014 totaling $109.2 million, as noted below in "2014 Fourth Quarter Reserve Increase." The 2015 pre-tax underwriting results were driven by solid results in most of our underwriting operating segments, but were partially offset by unfavorable results in our Entertainment, Programs, Inland Marine and Ocean Marine businesses. Pre-tax net investment results were $10.8 million for 2015, representing a 0.6% total return on average invested assets, compared to $83.8 million for 2014, representing a 3.5% total return on average invested assets, with the decline being driven by other investments generating significantly lower returns in energy exposed private equity funds relative to the prior year period and negative valuation adjustments on surplus notes provided in conjunction with the financing of the Runoff Transaction, lower equity market performance, and decreased returns for the fixed maturity investment portfolio driven by interest rate movements. In addition, we had a tax benefit in 2015 of $12.9 million compared to a tax benefit of $12.3 million in 2014. The current year tax benefit was driven by the significant unfavorable change in unrealized investment gains in 2015.
Overview—Year ended December 31, 2014 versus year ended December 31, 2013
We ended 2014 with a book value per share of $10.97, reflecting a 2.1% increase, including quarterly dividends of $0.21 per share, on an internal rate of return basis for the year ended December 31, 2014.
Net income attributable to OneBeacon's common shareholders was $32.9 million for 2014, which was significantly impacted by the 2014 Fourth Quarter Reserve Increase, compared to $145.7 million in 2013.
Pre-tax underwriting loss was $20.5 million for 2014, reflecting a combined ratio of 101.7%, which was adversely impacted by the 2014 fourth quarter reserve increase, compared to pre-tax underwriting income of $84.6 million for 2013, reflecting a combined ratio of 92.4%. Pre-tax net investment results were $83.8 million for 2014, representing a 3.5% total return on average invested assets, compared to $92.4 million for 2013, representing a 3.9% total return on average invested assets.
Our book value in 2014 was also adversely impacted by $20.6 million associated with discontinued operations, driven primarily by valuation adjustments related to the surplus notes.
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
2014 Fourth Quarter Reserve Increase
Through the first nine months of 2014, we recorded $14.3 million of unfavorable loss and LAE reserve development, driven by greater-than-expected large loss activity in several underwriting operating segments, primarily the Other Professional Lines and Management Liability underwriting operating segments. This large loss activity, which occurred mostly during the second and third quarters of 2014, also impacted the 2014 current accident year loss and LAE estimates. Additionally, we incurred higher-than-usual claim coverage determination costs, a component of LAE expenses, during the first nine months of 2014. Other underwriting operating segments also reported increased claim activity, including Entertainment, Government Risks, and Accident.

Since the increased level of loss and LAE activity continued into the early part of the fourth quarter of 2014, the high level of activity in the second and third quarters no longer seemed to be isolated occurrences. As such, during the fourth quarter of 2014, we enhanced our actuarial and claims review in several areas. We isolated the recent large loss activity in each of our underwriting operating segments and examined the emergence of large losses relative to the timing and amounts of expected large losses. We also conducted additional analyses in the lawyers' professional liability line within the Other Professional Lines underwriting operating segment. These new analyses included a claim level review and the application of additional actuarial methods and loss development assumptions. The results of these analyses indicated that the assumed tail risk included in the loss development patterns used to record IBNR reserves for this line were insufficient and needed to be increased for remaining long-tail exposures. Our claims and actuarial staff also conducted an in-depth review of coverage determination, litigation, and other claim-specific adjusting expenses as a result of an emerging trend of increased expenses in these areas over then-recent quarters, particularly coverage determination expenses. This review concluded that the ultimate costs of these loss adjustment expenses were larger than previously estimated, causing management to record an increase in estimated LAE expenses, primarily in the Other Professional Lines, Management Liability and Financial Services underwriting operating units. Finally, we also recorded unfavorable prior year development in other underwriting units, including Entertainment and Government Risks. The unfavorable loss development in Entertainment and Government Risks resulted from heavier than expected claim activity during the fourth quarter of 2014, predominantly in the general liability and commercial auto liability lines.
As a result of these enhanced actuarial and claim reviews conducted during the fourth quarter of 2014 and in order to fully reflect these recent trends, we recorded a $109.2 million increase in loss and LAE reserves, which included a $75.5 million increase in prior accident year loss and LAE reserves and a $33.7 million increase in the current accident year loss and LAE reserves which were previously recorded at September 30, 2014. The components of the 2014 fourth quarter reserve increase and the net loss and LAE development for the full year are provided below:

	2014 Fourth Quarter Reserve Increase			Full Year 2014 Net Prior Year Development
Underwriting Operating Segment	Current Accident Year	Prior Accident Years	Total
Other Professional Lines	$11.1	$31.9	$43.0	$42.2
Management Liability	6.6	8.4	15.0	16.4
Financial Services	2.0	6.5	8.5	6.5
Healthcare	3.2	(0.4)	2.8	(6.0)
Specialty Property	(1.1)	5.7	4.6	1.1
Crop	3.8	—	3.8	—
Other	2.8	(0.4)	2.4	1.6
Specialty Products	28.4	51.7	80.1	61.8

Entertainment	1.5	11.6	13.1	13.5
Government Risks	1.2	7.1	8.3	8.5
Accident	—	3.5	3.5	6.0
Other	2.6	1.6	4.2	—
Specialty Industries	5.3	23.8	29.1	28.0
Total	$33.7	$75.5	$109.2	$89.8
As noted above, we increased our provision for 2014 current accident year losses and LAE by $33.7 million in the fourth quarter of 2014. In recording the change in estimate of our loss and LAE reserve provision for the 2014 accident year, we considered the results of the enhanced actuarial and claim review and the fact that reported large claims were approaching estimated ultimate large losses sooner than originally expected. Of the $33.7 million increase, $29.9 million reflects an increase in management's best estimate of current year loss and LAE as of December 31, 2014 from those amounts recorded in the first nine months of 2014. This increase primarily affected the Other Professional Lines and Management Liability underwriting operating segments, which represented $17.7 million of the total provision. The remaining increase was primarily related to a $3.8 million increase in estimated losses in the Crop underwriting operating segment from higher-than-expected reports of crop losses that emerged in the fourth quarter of 2014.

Book Value Per Share
The following table presents our book value per share:

	December 31,
	2015	2014	2013
	(in millions except per share amounts)
Numerator
OneBeacon's common shareholders' equity	$1,000.9	$1,045.8	$1,103.7
Denominator
Common shares outstanding(1)	95.1	95.3	95.4
Book value per share	$10.53	$10.97	$11.57

Dividends paid per share	$0.84	$0.84	$0.84
_______________________________________________________________________________

(1)	Common shares outstanding includes unvested restricted shares.
Results of Operations
Review of Consolidated Results
A summary of our consolidated financial results is as follows:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Net written premiums	$1,136.6	$1,216.9	$1,088.6
Revenues
Earned premiums	$1,176.2	$1,177.1	$1,120.4
Net investment income	45.9	43.4	43.0
Net realized and change in unrealized investment gains	(35.1)	40.4	49.4
Net other revenues (expenses)	(0.6)	5.8	31.2
Total revenues	1,186.4	1,266.7	1,244.0
Expenses
Loss and LAE	700.7	815.1	622.1
Policy acquisition expenses	213.8	203.3	208.9
Other underwriting expenses	218.2	179.2	204.8
General and administrative expenses	15.4	13.8	12.0
Interest expense	13.0	13.0	13.0
Total expenses	1,161.1	1,224.4	1,060.8
Pre-tax income from continuing operations	25.3	42.3	183.2
Income tax (expense) benefit	12.9	12.3	(36.5)
Net income from continuing operations	38.2	54.6	146.7
Loss from discontinued operations, net of tax	(0.5)	(1.8)	(46.6)
(Loss) gain from sale of discontinued operations, net of tax	0.3	(18.8)	46.6
Net income including noncontrolling interests	38.0	34.0	146.7
Less: Net income attributable to noncontrolling interests	(1.2)	(1.1)	(1.0)
Net income attributable to OneBeacon's common shareholders	36.8	32.9	145.7
Net change in benefit plan assets and obligations, net of tax	—	(12.0)	20.6
Comprehensive income attributable to OneBeacon's common shareholders	$36.8	$20.9	$166.3

A summary of our consolidated underwriting income and pre-tax income from continuing operations is as follows:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Earned premiums	$1,176.2	$1,177.1	$1,120.4
Loss and LAE	(700.7)	(815.1)	(622.1)
Policy acquisition expenses	(213.8)	(203.3)	(208.9)
Other underwriting expenses	(218.2)	(179.2)	(204.8)
Total underwriting income (loss)	43.5	(20.5)	84.6
Net investment income	45.9	43.4	43.0
Net realized and change in unrealized investment gains	(35.1)	40.4	49.4
Net other revenues (expenses)	(0.6)	5.8	31.2
General and administrative expenses	(15.4)	(13.8)	(12.0)
Interest expense	(13.0)	(13.0)	(13.0)
Pre-tax income from continuing operations	$25.3	$42.3	$183.2
The following table provides our consolidated underwriting ratios for our continuing operations:

	Year ended December 31,
	2015	2014	2013
Underwriting ratios:
Loss and LAE	59.6%	69.2%	55.5%
Expense	36.7	32.5	36.9
Total combined ratio	96.3%	101.7%	92.4%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	2015	2014	2013
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.4 pts	1.2 pts	0.8 pts
Prior year loss reserve development	(0.2) pts	7.6 pts	0.0 pts
The following table provides the impact to our book value from the net change in benefit plan assets and obligations:

	Year ended December 31,
	2015		2014	2013
	($ in millions)
Discount rate change for pension plans	$3.7	(1)	$(11.1)	$14.7
Change due to settlement accounting	(1.8)		—	—
Change in mortality table for pension plans	—		(6.5)	(1.6)
Investment performance for pension plans	(1.1)		(0.2)	17.2
Other changes	(0.8)		(0.7)	1.4
Net change in benefit plan assets and obligations, pre-tax	—		(18.5)	31.7
Income tax benefit (expense)	—		6.5	(11.1)
Net change in benefit plan assets and obligations, net of tax	$—		$(12.0)	$20.6
_______________________________________________________________________________
(1)Reflects the valuation of the Qualified Plan using termination assumptions. See Note 1—"Nature of Operations and Summary of Significant Accounting Policies" and Note 8—"Retirement Plans"of the accompanying consolidated financial statements.

Consolidated Results—Year ended December 31, 2015 versus year ended December 31, 2014
Our 2015 comprehensive income attributable to OneBeacon's common shareholders of $36.8 million increased $15.9 million compared to 2014, with the change driven primarily by an increase of $64.0 million in pre-tax underwriting results and favorable changes of $20.4 million related to discontinued operations (see "Results of Operations—Discontinued Operations") and $12.0 million in other comprehensive income related to our pension plans, which were significantly offset by a $73.0 million decrease in pre-tax investment results.
Our total revenues of $1,186.4 million for 2015 decreased $80.3 million from $1,266.7 million for 2014, substantially due to a $73.0 million decrease of pre-tax investment results compared to 2014 and, to a lesser extent, an unfavorable change in net other revenues (expenses) of $6.4 million, driven by the factors discussed below in "Net Other Revenues (Expenses)." Total expenses decreased to $1,161.1 million for 2015 from $1,224.4 million for 2014, resulting primarily from a decrease in loss and LAE of $114.4 million to $700.7 million for 2015, as 2014 was significantly impacted by the 2014 fourth quarter reserve increase. The decrease in loss and LAE was partially offset by a $39.0 million increase in other underwriting expenses as well as a $10.5 million increase of policy acquisition expenses driven by the factors discussed below in "Underwriting Results."
Written Premiums
Consolidated net written premiums decreased $80.3 million, or 6.6%, to $1,136.6 million in 2015, resulting from our exit of the Crop business ($44.4 million), a decrease at Other Professional Lines ($33.6 million) primarily from the exit of our lawyers liability business, a decrease at our Healthcare business ($33.3 million) and the termination of an affiliated reinsurance treaty ($20.1 million). These decreases were partially offset by increases at our newer Programs and Surety businesses of $66.8 million, in total. Excluding the $93.1 million impact of our exit from the Crop and lawyers liability businesses, as well as the affiliated reinsurance treaty termination, consolidated net written premiums increased $12.8 million, or 1.1%.
Underwriting Results
Our pre-tax underwriting income was $43.5 million for 2015, reflecting a combined ratio of 96.3%, compared to a pre-tax underwriting loss of $20.5 million for 2014, reflecting a combined ratio of 101.7%.
Our combined ratio for 2015 of 96.3% reflected a 59.6% loss and LAE ratio and a 36.7% expense ratio, which compared to a combined ratio for 2014 of 101.7%, consisting of a 69.2% loss and LAE ratio and a 32.5% expense ratio.
The 9.6 point decrease in the loss and LAE ratio was substantially a result of the impact of the 2014 fourth quarter reserve increase, which had a 9.3 point impact on the 2014 combined ratio. The 9.6 point decrease in the loss and LAE ratio was comprised of a 2.0 point decrease in current accident year non-catastrophe losses, a 7.8 point favorable change in prior year loss reserve development, and partially offset by a 0.2 point increase in catastrophe losses. Current accident year non-catastrophe losses for 2015 were $685.9 million, or 58.4 points, compared to $711.5 million, or 60.4 points for 2014, as an increase in the provision for 2015 was more than offset by the impact of the 2014 fourth quarter reserve increase on the prior year.
Net favorable prior year loss and LAE reserve development was $1.8 million, or 0.2 points for 2015 primarily attributable to favorable development from several businesses, most notably Technology, and to a lesser extent, from Collector Cars and Boats, Specialty Property and Financial Services, along with certain other businesses. This favorable development was mostly offset by unfavorable development due to several large losses and an increase in small to mid-size claims in Entertainment, and to a lesser extent, unusually heavy loss activity of both large and small claims in Ocean Marine, as well as moderate unfavorable development from certain other businesses. This compared with $89.8 million or 7.6 points, of net unfavorable loss reserve development of which $75.5 million, or 6.4 points, related to the 2014 fourth quarter reserve increase. Of the net unfavorable loss and LAE reserve development resulting from the 2014 fourth quarter reserve increase, $31.9 million related to Other Professional Lines driven primarily by lawyers professional liability and $11.6 million related to Entertainment resulting from several large losses. The remaining net unfavorable prior year loss and LAE reserve development for 2014 primarily related to unfavorable development recognized prior to the 2014 fourth quarter also in our Other Professional Lines (including lawyers professional liability) and Management Liability businesses, offset in part by favorable development in our Healthcare business.
Catastrophe losses were $16.6 million, or 1.4 points, for 2015, primarily resulting from wind and thunderstorms in the southern United States, particularly Texas, and winter storms in the northeastern United States, compared to $13.8 million, or 1.2 points, for 2014, primarily resulting from wind and thunderstorms in the southern, central and eastern United States, as well as ice and snow storms in the midwestern and northeastern United States.
The expense ratio increased 4.2 points to 36.7% for 2015, which was primarily driven by 2014 benefiting from a 2.4 point reduction in the incentive compensation accrual resulting from the 2014 fourth quarter reserve increase and from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014. Additionally, 2015 was negatively impacted by the exit of the Crop business, separation costs associated with senior management restructuring, and severance costs incurred in the current year.

Investments
Net investment income increased to $45.9 million for 2015, compared to $43.4 million for 2014. Net realized and change in unrealized investment gains decreased significantly to negative $35.1 million, compared to positive $40.4 million in 2014, due to unfavorable results in the other investments portfolio driven by lower returns in energy exposed sector private equity funds and a negative valuation impact from the surplus notes of $13.6 million recorded in 2015 resulting from increased credit spreads. The 2015 return was also significantly impacted by decreased returns in the common equity securities portfolio due to lower equity market performance as well as decreased returns in the fixed maturity portfolio driven by interest rate movements.
Net Other Revenues (Expenses)
The $6.4 million unfavorable change in other revenues (expenses) compared to 2014, was driven by a $3.7 million negative adjustment in net other revenues (expenses) in connection with an assessment from the Michigan Catastrophic Claims Association (MCCA) payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia. In addition, net other revenues (expenses) included a $1.6 million pre-tax write-off of certain capitalized software associated with senior management restructuring, as well as an additional loss on the sale of real estate of $1.2 million in the current year. These other expenses were partially offset by a $3.0 million (pre-tax) payment received in connection with the early termination of our exclusive agreement with Climate Crop Insurance Agency (Crop Transaction Fee).
Income Taxes
Our income tax benefit related to pre-tax income from continuing operations for 2015 and 2014 represented net effective tax rates of (51.0)% and (29.1)%, respectively. The effective tax rates for 2015 and 2014, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate and, for the 2014 period, a $5.0 million favorable settlement of the 2005-2006 IRS exam. The effective tax rate on non-U.S. income for both 2015 and 2014 was 1.3%.
Net Change in Benefit Plan Assets and Liabilities
There was no net after-tax change in benefit plan assets and obligations impact to comprehensive income in 2015. As of December 31, 2015, the projected benefit obligations of the terminated Qualified Plan have been estimated using termination assumptions as settlement is imminent and the likelihood that the Qualified Plan will return from termination is remote. This compared to a decrease in comprehensive income in 2014 of $12.0 million, primarily reflecting the impact of a decrease in the discount rate, as well a change in the mortality assumptions, used to estimate our pension plan projected benefit obligation.
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
For 2015 and 2014, our net combined ratio was higher than our gross combined ratio by 1.2 points and 1.5 points, respectively, as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
Consolidated Results—Year ended December 31, 2014 versus year ended December 31, 2013
Our 2014 comprehensive income attributable to OneBeacon's common shareholders of $20.9 million decreased $145.4 million compared to 2013, with the change driven primarily by decreases of $105.1 million in pre-tax underwriting results, $32.6 million in other comprehensive income related to our pension plans, and $8.6 million in pre-tax investment results, offset in part by a $48.8 million favorable change in income taxes. Also driving the decrease in comprehensive income was a $20.6 million unfavorable change related to discontinued operations (see "Results of Operations—Discontinued Operations") and a $25.4 million decrease in other revenue, as 2013 included a $23.0 million pre-tax gain from the sale of Essentia and $4.0 million of pre-tax income from a licensing agreement related to the extension of a transition services agreement with the buyer of our personal lines business (Licensing Arrangement).
Our total revenues of $1,266.7 million for 2014 increased $22.7 million from $1,244.0 million for 2013, due primarily to an increase in earned premiums of $56.7 million, or 5.1%, as increased earned premiums in our newer underwriting operating segments more than offset the absence of Collector Cars and Boats earned premiums in 2014, resulting from our exit from that business in connection with our sale of Essentia in 2013. The increase in total revenues from growth in earned premiums was partially offset by a decrease in other revenue of $25.4 million, as 2013 included the gain on sale of Essentia and the Licensing

Arrangement, and a decrease of $8.6 million investment pre-tax results compared to 2013. Total expenses increased to $1,224.4 million for 2014 from $1,060.8 million for 2013, resulting primarily from an increase in loss and LAE of $193.0 million to $815.1 million for 2014, impacted by the 2014 fourth quarter reserve increase as well as loss provisions associated with the increase in earned premium and other factors discussed below in "Underwriting Results."
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
Net unfavorable prior year loss and LAE reserve development was $89.8 million, or 7.6 points, for 2014, of which $75.5 million, or 6.4 points, related to the 2014 fourth quarter reserve increase. Of the net unfavorable loss and LAE reserve development resulting from the 2014 fourth quarter reserve increase, $31.9 million related to Other Professional Lines driven primarily by lawyers professional liability and $11.6 million related to Entertainment resulting from several large losses. The remaining net unfavorable prior year loss and LAE reserve development for 2014 primarily related to unfavorable development recognized prior to the 2014 fourth quarter also in our Other Professional Lines (including lawyers professional liability) and Management Liability businesses, offset in part by favorable development in our Healthcare business. This compared to no net favorable loss reserve development for 2013, as unfavorable development on a few large claims in Specialty Property, Entertainment and Other Professional Lines was offset by favorable development in Healthcare, Ocean Marine and Technology.
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
Investments
Net investment income increased to $43.4 million for 2014, compared to $43.0 million for 2013. Net realized and change in unrealized investment gains decreased to $40.4 million, compared to $49.4 million in 2013, as a decreased return in 2014 in the common equity securities portfolio driven by lower equity market returns more than offset improvements in 2014 in the fixed maturity portfolio return as the 2013 results were adversely impacted by increases in interest rates.
Income Taxes
Our income tax (expense) benefit related to pre-tax income from continuing operations for 2014 and 2013 represented net effective tax rates of (29.1)% and 19.9%, respectively. The effective tax rates for 2014 and 2013, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income taxed in a jurisdiction with a lower effective tax rate and, for the 2014 period, a $5.0 million favorable settlement of the 2005-2006 IRS exam. The rate for 2013 was impacted by a $6.8 million tax benefit associated with the Reciprocal Note Restructure. The effective tax rate on non-U.S. income for 2014 and 2013 was 1.3% and 0.5%, respectively.

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
For 2014 and 2013, our net combined ratio was higher than our gross combined ratio by 1.5 points and 1.9 points, respectively, as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
Summary of Operations By Segment
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of ten active underwriting operating segments, as well as the Crop and Collector Cars and Boats underwriting operating segments that were exited in 2015 and 2013, respectively, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. See "Item 1. Business—Insurance Business—Specialty Products" for further discussion of the Specialty Products segment, including descriptions of its underwriting operating segments.
The Specialty Industries segment is comprised of six active underwriting operating segments representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. See "Item 1. Business—Insurance Business—Specialty Industries" for further discussion of the Specialty Industries segment, including descriptions of its underwriting operating segments.
The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and our intermediate subsidiaries.
Specialty Products
Financial results for our Specialty Products reportable segment were as follows:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Net written premiums	$533.0	$606.9	$509.6

Earned premiums	$560.3	$582.1	$553.5
Loss and LAE	(310.7)	(457.9)	(312.3)
Policy acquisition expenses	(100.1)	(96.2)	(106.3)
Other underwriting expenses	(97.9)	(78.4)	(97.4)
Total underwriting income (loss)	51.6	(50.4)	37.5
Net other revenues (expenses)	(0.2)	0.9	0.3
General and administrative expenses	—	0.2	—
Pre-tax income (loss) from continuing operations	$51.4	$(49.3)	$37.8

The following table provides underwriting ratios for Specialty Products:

	Year ended December 31,
	2015	2014	2013
Underwriting ratios:
Loss and LAE	55.5%	78.7%	56.4%
Expense	35.3	30.0	36.8
Total combined ratio	90.8%	108.7%	93.2%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	Year ended December 31,
	2015	2014	2013
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	0.3 pts	1.0 pts	0.6 pts
Prior year loss reserve development	(4.2) pts	10.6 pts	1.1 pts
Specialty Products—Year ended December 31, 2015 versus year ended December 31, 2014
Net written premiums for Specialty Products decreased to $533.0 million for 2015 from $606.9 million for 2014, primarily due to the negative $44.4 million impact of the Crop business, a $33.6 million decrease at our Other Professional Lines business, reflecting our exit from the lawyers liability business that was sold in December of 2014, a $33.3 million decrease at our Healthcare business largely due to increased competition and change in underwriting appetite and a $20.1 million negative impact due to the termination of an affiliated reinsurance treaty. These decreases were partially offset by increases of $48.3 million and $18.5 million in our newer Programs and Surety businesses, respectively.
The Specialty Products combined ratio for 2015 decreased to 90.8% from 108.7% for 2014, as the loss and LAE ratio decreased by 23.2 points to 55.5% and the expense ratio increased by 5.3 points to 35.3%.
The 23.2 point decrease in the loss and LAE ratio, was primarily due to the impact of the 2014 fourth quarter reserve increase which had a 13.8 point unfavorable impact on the 2014 combined ratio as well as the solid results at most of our underwriting operating segments in 2015. The 23.2 point decrease in the loss and LAE ratio was comprised of a 7.7 point decrease in current accident year non-catastrophe losses, a 14.8 point favorable change in net prior year loss reserve development, and a 0.7 point decrease in catastrophe losses.
The current accident year non-catastrophe loss ratio for 2015 was 59.4% compared to 67.1% for 2014 as higher current accident year provisions made in the 2015 period in certain underwriting operating segments, most notably for the Programs business, were more than offset by the impact of the 2014 fourth quarter reserve increase as well as a large 2014 loss in Specialty Property and an elevated Crop ratio due to lower commodity prices in the 2014 period.
The 2015 results included 4.2 points of net favorable prior year loss reserve development primarily attributable to favorable development from the Collector Cars and Boats, Specialty Property, Financial Services, Surety, Environmental, and Crop businesses. This favorable development was partially offset by unfavorable development in the Company's Programs business. The 2014 results included 10.6 points of net unfavorable prior year loss reserve development, of which 8.9 points related to the 2014 fourth quarter reserve increase, primarily driven by Other Professional Lines (including lawyers professional liability) as well as Management Liability and Specialty Property. The remaining amount of net unfavorable prior year loss reserve development for 2014 was primarily driven by unfavorable development recorded prior to the 2014 fourth quarter also in our Other Professional Lines and Management Liability businesses, offset in part by favorable development in our Healthcare business.
The 2015 results also reflected fairly benign catastrophe losses of 0.3 points compared with 1.0 point of catastrophe losses in 2014, primarily related to wind and thunderstorms in the midwestern and southern United States impacting Financial Services and Programs, as well as ice and snow storms in the midwestern and northeastern United States primarily impacting Financial Services.
The 5.3 point increase in the expense ratio for 2015, compared to 2014, was primarily driven by lower incentive compensation expense in 2014 resulting from the 2014 fourth quarter reserve increase, the adverse impact from the exit of the Crop business, and 2014 benefiting from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014. Additionally, the current year ratio was adversely impacted by separation costs associated with senior management restructuring and severance costs incurred in the current year.

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
The 2014 results included 10.6 points of net unfavorable prior year loss reserve development, of which 8.9 points related to the 2014 fourth quarter reserve increase, primarily driven by Other Professional Lines (including lawyers professional liability) as well as Management Liability and Specialty Property. The remaining amount of net unfavorable prior year loss reserve development for 2014 was primarily driven by unfavorable development recorded prior to the 2014 fourth quarter also in our Other Professional Lines and Management Liability businesses, offset in part by favorable development in our Healthcare business. Net unfavorable prior year loss reserve development in 2013 of 1.1 points, primarily related to a few large claims in Specialty Property, reduced in part by favorable prior year loss reserve development in Healthcare.
The 2014 results also included 1.0 point of catastrophe losses, primarily related to wind and thunderstorms in the midwestern and southern United States impacting Financial Services and Programs, as well as ice and snow storms in the midwestern and northeastern United States primarily impacting Financial Services, which compared with 0.6 points of catastrophe losses in 2013 primarily related to storms in the southern and midwestern United States impacting Financial Services and Collector Cars and Boats.
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
Specialty Industries
Financial results for our Specialty Industries reportable segment were as follows:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Net written premiums	$603.6	$610.0	$579.0

Earned premiums	$615.9	$595.0	$566.9
Loss and LAE	(390.0)	(357.2)	(309.8)
Policy acquisition expenses	(113.7)	(107.1)	(102.6)
Other underwriting expenses	(120.3)	(100.8)	(107.4)
Total underwriting income (loss)	(8.1)	29.9	47.1
Net other revenues	1.4	1.1	1.1
General and administrative expenses	(2.7)	(2.3)	(2.4)
Pre-tax income (loss) from continuing operations	$(9.4)	$28.7	$45.8

The following table provides underwriting ratios for Specialty Industries:

	Year ended December 31,
	2015	2014	2013
Underwriting ratios:
Loss and LAE	63.3%	60.1%	54.7%
Expense	38.0	34.9	37.0
Total combined ratio	101.3%	95.0%	91.7%
The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	Year ended December 31,
	2015	2014	2013
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	2.4 pts	1.3 pts	1.0 pts
Prior year loss reserve development	3.5 pts	4.7 pts	(1.1) pts
Specialty Industries—Year ended December 31, 2015 versus year ended December 31, 2014
Net written premiums for Specialty Industries decreased to $603.6 million for 2015 from $610.0 million for 2014. The decrease in 2015 was driven by modest decreases at most of the underwriting operating segments, most notably a $5.8 million decrease in our Technology business, but was partially offset by a $5.4 million increase in our Accident business.
The Specialty Industries combined ratio for 2015 increased to 101.3% compared to 95.0% for 2014, as the loss and LAE ratio increased by 3.2 points to 63.3% and the expense ratio increased 3.1 points to 38.0%.
The 3.2 point increase in the loss and LAE ratio was comprised of a 3.3 point increase in current accident year non-catastrophe losses, a 1.2 point favorable change in prior year loss reserve development and a 1.1 point increase in catastrophe losses.
The current accident year non-catastrophe loss ratio for 2015 was 57.4%, compared to 54.1% for 2014, reflecting an increase in that provision for each of the underwriting operating segments, most notably in Ocean Marine and Inland Marine due to heavy claim activity more than offsetting the impact of the 2014 fourth quarter reserve increase.
The 2015 results included 3.5 points of net unfavorable prior year loss reserve development primarily driven by Entertainment due to several large losses and an increase in small to mid-size claims, and to a lesser extent, unusually heavy loss activity of both large and small claims in Ocean Marine which were partially offset by favorable prior year loss reserve development in Technology, and to a lesser extent Government Risks. The 2014 results included 4.7 points of net unfavorable prior year loss reserve development primarily related to Entertainment, Government Risks, the transportation business within Accident and Inland Marine, all of which were driven by the 2014 fourth quarter reserve increase. This unfavorable prior year loss reserve development in 2014 was partially offset by favorable prior year loss reserve development in Ocean Marine.
The 2015 results also included 2.4 points of catastrophe losses, primarily related to winter storms in the northeastern United States impacting Ocean Marine, Entertainment and Inland Marine, as well as wind and thunderstorms in the midwestern, eastern and southern United States, particularly Texas, impacting Government Risks, Ocean Marine and Inland Marine. This compared to 1.3 points of catastrophe losses in 2014, primarily related wind and thunderstorms in the southern, central and eastern United States impacting Ocean Marine and Inland Marine, as well as ice and snow storms in the midwestern United States impacting Technology, Ocean Marine and Inland Marine.
The 3.1 point increase in the expense ratio was primarily driven by lower incentive compensation expense in 2014 resulting from the 2014 fourth quarter reserve increase as well as 2014 benefiting from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014. Additionally, the current year ratio was adversely impacted by separation costs associated with senior management restructuring and severance costs incurred in the current year.
Specialty Industries—Year ended December 31, 2014 versus year ended December 31, 2013
Net written premiums for Specialty Industries increased to $610.0 million for 2014 from $579.0 million for 2013. The increase in 2014 was primarily due to increases in net written premiums of $11.8 million from our Entertainment underwriting operating segment, $9.9 million from Inland Marine, and $7.5 million from Accident.

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
The current accident year non-catastrophe loss ratio for 2014 was 54.1%, which included the impact of the 2014 fourth quarter reserve increase, compared to 54.8% for 2013, which included several large losses related to Inland Marine, as well as a large claim in Government Risks.
The 2014 results included 4.7 points of net unfavorable prior year loss reserve development primarily related to Entertainment, Government Risks, the transportation business within Accident, and Inland Marine, all of which were driven by the 2014 fourth quarter reserve increase. This unfavorable prior year loss reserve development in 2014 was partially offset by favorable prior year loss reserve development in Ocean Marine. This compared to 1.1 points of net favorable prior year loss reserve development in 2013 primarily related to Ocean Marine and Technology, offset in part by a few large claims in Entertainment.
The 2014 results also included 1.3 points of catastrophe losses, primarily related to wind and thunderstorms in the southern, central and eastern United States impacting Ocean Marine and Inland Marine, as well as ice and snow storms in the midwestern United States impacting Technology, Ocean Marine and Inland Marine. This compared to 1.0 point of catastrophe losses in 2013, primarily related to storms in the midwestern and southern United States impacting Inland Marine, as well as impacting Government Risks and Technology, and rainstorms in Colorado impacting Inland Marine.
The 2.1 point decrease in the expense ratio was primarily driven by a decrease in the incentive compensation accrual resulting from the 2014 fourth quarter reserve increase, and to a lesser extent reflective of the beneficial impact of higher earned premiums in 2014.
Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment is as follows:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Net investment income	$45.9	$43.4	$43.0
Net realized and change in unrealized investment gains	(35.1)	40.4	49.4
Pre-tax investment results	10.8	83.8	92.4
Net other revenues (expenses)	(1.8)	3.8	29.8
General and administrative expenses	(12.7)	(11.7)	(9.6)
Interest expense	(13.0)	(13.0)	(13.0)
Pre-tax income (loss) from continuing operations	$(16.7)	$62.9	$99.6
Investing, Financing and Corporate—Year ended December 31, 2015 versus year ended December 31, 2014
Investing, Financing and Corporate reported a pre-tax loss from continuing operations of $16.7 million in 2015, compared to pre-tax income of $62.9 million in 2014. The decrease was primarily related to substantially lower investment returns in 2015, and a $3.7 million negative adjustment in net other revenues (expenses) in connection with the assessment from the MCCA payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia. In addition, net other revenues (expenses) included a $1.6 million pre-tax write-off of certain capitalized software associated with senior management restructuring, as well as an additional loss on the sale of real estate of $1.2 million in the current year. These other expenses were partially offset by the $3.0 million (pre-tax) of other revenues from the Crop Transaction Fee. As described in greater detail in "Summary of Investment Results" below, net investment income increased slightly to $45.9 million in 2015, compared to $43.4 million in 2014, while net realized and change in unrealized investment gains decreased significantly to negative $35.1 million in 2015, compared to positive $40.4 million in 2014.
Investing, Financing and Corporate—Year ended December 31, 2014 versus year ended December 31, 2013
Investing, Financing and Corporate reported pre-tax income from continuing operations of $62.9 million in 2014, compared to $99.6 million in 2013. The decrease was primarily related to lower investment returns in 2014, as well as to other revenues in 2013, which included a $23.0 million pre-tax ($15.0 million after tax) gain from the sale of Essentia and a $4.0 million pre-tax benefit related to the Licensing Arrangement. As described in greater detail in "Summary of Investment Results" below, net investment income increased slightly to $43.4 million in 2014, compared to $43.0 million in 2013, and net realized and change in unrealized investment gains decreased to $40.4 million in 2014, compared to $49.4 million in 2013.
Discontinued Operations
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" and Note 2—"Acquisitions and Dispositions," on December 23, 2014, we completed the sale of our Runoff Business to Armour. During 2015, we recorded the final settlement of certain post-closing items related to the Runoff Transaction, resulting in a positive adjustment to the loss on sale of $0.3 million, after-tax.
Prior to the closing of the Runoff Transaction, OneBeacon Insurance Company (OBIC), which has since been renamed Bedivere Insurance Company (Bedivere), distributed ASIC, an indirect wholly owned subsidiary of the Company at that time, to its immediate parent, as well as cash and investments such that Bedivere contained the required target capital on the date of sale pursuant to the stock purchase agreement between the Company and Armour. In conjunction with the Runoff Transaction, we provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. These notes are included in other investments on the consolidated balance sheet as of December 31, 2015 and 2014, and had a fair value of $51.5 million and $65.1 million, respectively (see Note 5—"Investment Securities" for further disclosures regarding these surplus notes).
The vast majority of the gross and net run-off unpaid loss and LAE reserves were included in the entities that were transferred to Armour. As of December 31, 2015 and 2014, gross loss and LAE reserves of $20.4 million and $23.8 million, respectively, related to the Runoff business were ceded to Bedivere, an indirect wholly-owned subsidiary of Armour, beginning December 23, 2014, by way of a 100% quota share agreement with ASIC.
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Net written premiums	$—	$(0.1)	$0.4
Revenues
Earned premiums	$—	$0.1	$0.8
Net other revenue (expense)	(0.7)	—	6.3
Total revenues	(0.7)	0.1	7.1
Expenses
Loss and LAE	—	(0.7)	78.9
Policy acquisition expenses	—	0.1	—
Other underwriting expenses	—	3.5	(0.2)
Total expenses	—	2.9	78.7
Pre-tax loss	(0.7)	(2.8)	(71.6)
Income tax benefit	0.2	1.0	25.0
Loss from discontinued operations, net of tax	(0.5)	(1.8)	(46.6)
(Loss) gain from sale of discontinued operations, net of tax	0.3	(18.8)	46.6
Net loss from discontinued operations, net of tax	$(0.2)	$(20.6)	$—
Discontinued Operations Results—Year ended December 31, 2015
The loss from discontinued operations, net of tax, of $0.5 million for the year ended December 31, 2015 was the result of post-closing expenses incurred in connection with the Runoff Business.
The gain from sale of discontinued operations, net of tax, of $0.3 million for the year ended December 31, 2015 represents a positive adjustment to the estimated loss on sale taking into consideration the final settlement of certain post-closing items.

Discontinued Operations Results—Year ended December 31, 2014
During 2014, we reported $20.6 million after-tax net loss in discontinued operations related to the Runoff Transaction, which included an $18.8 million after-tax loss from sale of the Runoff Business (further described below) and a $1.8 million after-tax loss from the underwriting results of the Runoff Business.
As part of the closing of the Runoff Transaction on December 23, 2014, we provided financing in the form of surplus notes having a par value of $101.0 million, which were issued by Bedivere, one of the entities that were transferred to Armour upon the closing. At closing, the surplus notes had a fair value of $64.9 million based on an internal discounted cash flow model, resulting in a total valuation adjustment of $36.1 million, pre-tax, included in loss from sale of discontinued operations. Subsequent to the closing, the surplus notes became part of the investment portfolio, categorized within other investments, and subsequent changes in the value thereon are reflected in continuing operations.
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
These changes, along with certain other adjustments, resulted in a net increase in the estimated loss on sale of $28.9 million ($18.8 million after-tax) for the full year 2014, resulting in a pre-tax loss on sale at closing of $97.9 million ($63.7 million after tax) recognized since the Runoff Transaction was announced in October of 2012.
Discontinued Operations Results—Year ended December 31, 2013
For the full year 2013, we recorded $78.9 million loss and LAE provision for the Runoff Business, which includes a $7.4 million increase in loss and LAE reserves recorded in the second quarter of 2013. The $78.9 million loss and LAE adverse development recorded in 2013 was partially offset by other revenue of $7.8 million associated with a settlement award in the second quarter of 2013 in the Safeco v. American International Group, Inc. (AIG) class action related to AIG's alleged underreporting of workers compensation premiums to the National Workers Compensation Reinsurance Pool.
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
Summary of Investment Results
Investment Returns
A summary of our consolidated pre-tax investment results is as follows:

	Year ended December 31,
Components of Investment Results	2015	2014	2013
	($ in millions)
Net investment income	$45.9	$43.4	$43.0
Net realized investment gains	47.2	69.7	44.2
Change in net unrealized investment gains	(82.3)	(29.3)	5.2
Total pre-tax investment results	$10.8	$83.8	$92.4

Gross investment returns on average invested assets versus typical benchmarks are as follows:

	Year ended December 31,(1)
	2015	2014	2013
Fixed maturity investments	1.5%	2.6%	0.4%
Short-term investments:	—%	(0.1)%	0.1%
Total fixed income	1.4%	2.4%	0.4%
Barclays U.S. Intermediate Aggregate Index	1.2%	4.1%	(1.0)%

Common equity securities	2.3%	8.2%	24.5%
Other investments	(11.8)%	7.6%	9.0%
Total common equity securities and other investments	(3.0)%	8.0%	18.7%
S&P 500 Index	1.4%	13.7%	32.4%

Total consolidated portfolio	0.6%	3.5%	3.9%
_______________________________________________________________________________

(1)	Gross investment returns exclude investment expenses of $5.0 million, $7.0 million and $6.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Investment Returns—Year ended December 31, 2015 versus year ended December 31, 2014
Overview
Our total pre-tax investment results were $10.8 million, a return on average invested assets of 0.6% for 2015, compared to $83.8 million, a return of 3.5% for 2014. The decrease was principally driven by other investments with significantly lower returns in energy exposed private equity funds relative to the prior year period and negative valuation adjustments on the surplus notes, lower equity market performance, and decreased returns for the fixed maturity investment portfolio driven by interest rate movements. Sales and maturities of investments, excluding short-term investments and other investments, decreased to $1,371.5 million from $2,585.1 million for the years ended December 31, 2015 and 2014, respectively, and purchases of these investments decreased to $1,657.0 million from $2,409.2 million for the years ended December 31, 2015 and 2014, respectively.  These decreases reflect increased transactional volume in 2014 related to the completion of the Runoff Transaction.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 1.4% for 2015, compared to 2.4% for 2014. We maintained a high quality fixed maturity portfolio with a relatively short duration of approximately 2.2 years excluding short-term investments and approximately 2.1 years including short-term investments as of December 31, 2015. Our fixed income portfolio was adversely impacted by an increase in interest rates but outperformed the longer-duration Barclays U.S. Intermediate Aggregate Index benchmark by 20 basis points for 2015.
Common equity securities and other investments
Our common equity securities and other investments portfolio returned (3.0)% for 2015, compared to 8.0% for 2014. Our common equity securities portfolio returned 2.3% and 8.2% for 2015 and 2014, respectively. These were good and strong absolute results, respectively, that outperformed the S&P 500 Index by 90 basis points for 2015 but underperformed that index by 550 basis points for 2014.
During the second quarter of 2015, OneBeacon instructed Prospector Partners LLC (Prospector), which formerly managed the majority of its publicly-traded common equity securities, to liquidate its separate account portfolios and redeemed its investment in a Prospector-managed hedge fund and used the proceeds to purchase passive equity vehicles and the Company subsequently terminated the investment management agreement with Prospector. As the separate account portfolios were liquidated, OneBeacon reinvested the bulk of the proceeds into exchange traded funds (ETFs) that seek to provide investment results that, before expenses, generally correspond to the performance of the S&P 500, Russell 1000 and Russell 1000 Value indices. As of December 31, 2015, OneBeacon had $183.3 million invested in ETFs. The following summarizes OneBeacon's investments in ETFs by exposure to each index:

Index	Market Value December 31, 2015
S&P 500	$153.1
Russell 1000 Value	20.6
Russell 1000	9.6
Total	$183.3

In the third and fourth quarter of 2015, the ETF investments earned the effective market return, before expenses, in each respective fund. OneBeacon continues to have publicly-traded common equity securities actively managed through WM Advisors. The portfolio had overweight exposure to consumer and communications sectors and underweight exposure to financial and technology sectors compared to the S&P 500 Index.
Other investments, which are composed principally of hedge funds and private equities, as well as surplus notes beginning on December 23, 2014, returned (11.8)% and 7.6% for 2015 and 2014, respectively. These were poor and strong absolute results, respectively, that for 2015 were heavily impacted by negative valuations from our energy exposed private equity funds and the surplus notes. The returns for 2015 underperformed the HFRX Equal Weighted Strategies Index by 1,030 basis points, while outperforming that index by 810 basis points in 2014.
Investment Returns—Year ended December 31, 2014 versus year ended December 31, 2013
Overview
Our total pre-tax investment results were $83.8 million, a return on average invested assets of 3.5% for 2014, compared to $92.4 million, a return of 3.9% for 2013. The decrease was principally driven by lower returns in our common equity securities portfolio relative to the prior year.
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
Common equity securities and other investments
Our common equity securities and other investments portfolio returned 8.0% for 2014, compared to 18.7% for 2013. Our common equity securities portfolio returned 8.2% and 24.5% for 2014 and 2013, respectively. These were strong absolute results but underperformed the S&P 500 Index benchmark by 550 basis points and 790 basis points, respectively.
During 2014, our total common equity securities portfolio had overweight exposure to financial, materials and consumer staples sectors and underweight exposure to information technology, industrials and consumer discretionary sectors compared to the S&P 500 Index.
Other investments, which are composed principally of hedge funds, private equities and convertible fixed maturity investments, as well as surplus notes beginning on December 23, 2014, returned 7.6% and 9.0% for 2014 and 2013, respectively. These were strong absolute results and outperformed the HFRX Equal Weighted Strategies Index by 810 basis points and 270 basis points, respectively.

The following table presents the composition of our reported investment portfolio balances:

	As of December 31,
	2015		2014
Type of Investment	$ in millions	% of total	$ in millions	% of total
Fixed maturity investments	$2,080.5	80.3%	$1,799.8	71.2%
Short-term investments	69.2	2.7	202.2	8.0
Common equity securities	298.7	11.5	320.0	12.7
Other investments(1)	143.0	5.5	203.8	8.1
Total	$2,591.4	100.0%	$2,525.8	100.0%
_______________________________________________________________________________
(1) Includes $51.5 million and $65.1 million of surplus notes as of December 31, 2015 and 2014, respectively, received in conjunction with the financing of the Runoff Transaction.
The breakdown of our fixed maturity portfolio as of December 31, 2015 by credit class, based upon issue credit ratings provided by Standard & Poor's, or if unrated by Standard & Poor's, long-term obligation ratings provided by Moody's, is as follows:

	As of December 31, 2015
Ratings	Amortized Cost	% of Total	Carrying value	% of Total
	($ in millions)		($ in millions)
U.S. government and agency obligations	$85.4	4.1%	$85.3	4.1%
AAA/Aaa	395.7	19.0	394.7	19.0
AA/Aa	494.2	23.8	494.0	23.7
A/A	388.3	18.7	390.3	18.8
BBB/Baa	570.4	27.5	572.0	27.5
Other/not rated	144.3	6.9	144.2	6.9
Total	$2,078.3	100.0%	$2,080.5	100.0%
The weighted average duration of our fixed maturity portfolio as of December 31, 2015 is approximately 2.2 years. The maturity distribution for fixed maturity investments held as of December 31, 2015 is as follows:

	As of December 31, 2015
Maturity	Amortized Cost	Carrying Value
	($ in millions)
Due within one year	$154.4	$154.8
Due after one through five years	678.1	678.2
Due after five through ten years	115.2	115.0
Due after ten years	17.2	17.9
Asset-backed securities	1,035.1	1,031.9
Preferred stocks	78.3	82.7
Total	$2,078.3	$2,080.5
Liquidity and Capital Resources
Operating Cash and Short-term Investments
Our sources and uses of cash are as follows:
Holding company level. The primary sources of cash for the Company and certain of our intermediate holding companies are expected to be distributions and tax sharing payments received from our insurance operating subsidiaries, capital raising activities, net investment income, and proceeds from sales and maturities of holding company investments. The primary uses of cash are expected to be interest payments on our debt obligations, repurchases and retirements of our debt obligations, dividend payments on our common shares, common share repurchases, purchases of investments, payments made to tax authorities, contributions to our operating subsidiaries, and holding company operating expenses.
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
Insurance companies typically collect premiums on policies that they write prior to paying claims made under those policies. During periods of premium growth, insurance companies typically experience positive cash flow from operations, as premium receipts typically exceed claim payments and other operating expenses. When this happens, positive cash flow from operations is usually offset by negative cash flow from investing activities, as the positive operating cash flow is used to purchase investments. Conversely, during periods of premium decline, insurance companies typically experience negative cash flow from operations, even during periods in which they report net income, as the claims and other operating expenses that they pay exceed the premiums that they collect. When this happens, negative cash flow from operations is typically offset by positive cash flow from investing activities, as invested assets are sold to fund current claim payments. For businesses that are in run-off, cash flow should be neutral as held investments are sold to pay claims, loss adjusting, and other operating expenses.
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
Our top tier regulated U.S. insurance operating subsidiary, ASIC, has the ability to pay dividends to its immediate parent during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula described above, most recently calculated as of December 31, 2015, ASIC has the ability to pay $26.6 million of dividends during 2016 without prior approval of regulatory authorities. As of December 31, 2015, ASIC had $622.3 million of statutory surplus and $68.3 million of earned surplus. During the year ended December 31, 2015, ASIC paid $44.9 million of dividends to its immediate parent and redeemed and retired common shares held by its immediate parent at an aggregate price of $66.0 million.
The Company is in the process of seeking regulatory approval of the redomestication of ASIC from New York, its current state of domicile, to Pennsylvania. Under the existing dividend capacity formula for the Commonwealth of Pennsylvania, which is the greater of 10% of policyholder surplus or net income of the previous year, ASIC would have the ability to pay $62.2 million of dividends in 2016 once redomesticated to Pennsylvania, which it anticipates occurring during 2016. The Company expects that any distributions paid by ASIC prior to its redomestication to Pennsylvania would reduce the $62.2 million allowed under the dividend capacity formula.
During 2016, Split Rock has the ability to pay dividends and make distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $37.4 million, which is equal to 15% of its December 31, 2015 statutory capital and surplus. During the year ended December 31, 2015, Split Rock made no capital distributions and paid no dividends to its immediate parent. During the year ended December 31, 2014 Split Rock paid $10.0 million of capital distributions and $10.0 million of dividends to its immediate parent. During the year ended December 31, 2015, OneBeacon Ltd., through an intermediary holding company, contributed $85.0 million to Split Rock as additional paid-in capital.

On December 23, 2014, Bedivere distributed ASIC to its immediate parent at a value of $700.5 million as part of the Runoff Transaction. Bedivere also distributed $151.2 million of cash and other investments to its immediate parent in accordance with the prescribed minimum capital to be included in the company at the time of its sale to Armour, as approved by the Pennsylvania Insurance Department.
During the years ended December 31, 2015 and 2014, our unregulated insurance operating subsidiaries paid $5.3 million and $4.8 million, respectively, of dividends to their immediate parent. As of December 31, 2015, our unregulated insurance operating subsidiaries had $104.4 million of net unrestricted cash, short-term investments fixed maturity investments and surplus notes classified as other investments which had a fair value of $51.5 million and a par value of $101.0 million.
As described in Note 10—"Common Shareholders' Equity" of the accompanying consolidated financial statements, during the years ended December 31, 2015 and 2014 the Company declared and paid cash dividends totaling $80.0 million and during the year ended December 31, 2013 the Company declared and paid cash dividends totaling $80.2 million of regular quarterly cash dividends to our common shareholders.
As of December 31, 2015, OneBeacon Ltd. and its intermediate holding companies held $65.3 million of net unrestricted cash, short-term investments and fixed maturity investments and $54.6 million of common equity securities and other investments outside of its regulated and unregulated insurance operating subsidiaries.
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

The following table illustrates our consolidated insurance float position and two operational leverage ratios based on insurance float as of December 31, 2015 and 2014.

	December 31,
	2015		2014
	($ in millions)
Loss and LAE reserves	$1,389.8		$1,342.2
Unearned premiums	560.3		588.3
Ceded reinsurance payable	29.8		34.7
Funds held under insurance contracts	137.7		81.0
Insurance liabilities	$2,117.6		$2,046.2

Cash in regulated insurance and reinsurance subsidiaries	$43.9		$17.4
Reinsurance recoverable on paid and unpaid losses	193.5		173.8
Premiums receivable	219.0		241.5
Funds held under reinsurance contracts(1)	—		37.1
Deferred acquisition costs	100.7		103.2
Ceded unearned premiums	29.5		17.9
Insurance assets	$586.6		$590.9
Insurance float	$1,531.0		$1,455.3
Insurance float as a multiple of total capital	1.2	x	1.1	x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.5	x	1.4	x
_______________________________________________________________________________

(1)
Funds held under reinsurance contracts decreased as of December 31, 2015 due to the settlement with the Federal Crop Insurance Corporation (FCIC) in connection with the Standard Reinsurance Agreement (SRA) relating to the multiple peril crop insurance (MPCI) crop insurance business which was exited in 2015.

During 2015, insurance float increased by $75.7 million, primarily from an increase of unrestricted collateral held relating to the growth of our Surety business.
Financing
Debt
The following table summarizes our debt to capital ratio as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	($ in millions)
Senior Notes, carrying value	$274.8	$274.7
Non-controlling interest	3.6	3.5
OneBeacon's common shareholders' equity	1,000.9	1,045.8
Total capital	$1,279.3	$1,324.0
Ratio of debt to total capital	21.5%	20.7%
We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.

On September 29, 2015 the Company and OBH, as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the "Credit Facility"). As of December 31, 2015 the Credit Facility was undrawn.
The Credit Facility contains various affirmative, negative and financial covenants which OneBeacon considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. These covenants can restrict the Company in several ways, including its ability to incur additional indebtedness. An uncured breach of these covenants could result in an event of default under the Credit Facility, which would allow lenders to declare any amounts owed under the Credit Facility to be immediately due and payable.
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
The 2012 Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company or OBH must adhere. In addition, a failure by the Company or its subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75 million of the principal amount of covered debt, could trigger the acceleration of the 2012 Senior Notes.
During each of the years ended December 31, 2015, 2014 and 2013, we paid $12.7 million of interest on the 2012 Senior Notes.
As of December 31, 2015, the Company and OBH were in compliance with all of the covenants under the 2012 Senior Notes and the Credit Facility, and anticipate they will continue to remain in compliance with these covenants for the foreseeable future.
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
In December 2015, the lease agreement with Fifth Third expired and the Company purchased the leased assets under the agreement with a remaining book value of $1.3 million for a nominal fee. At the end of the lease term with US Bancorp on December 31, 2016, the Company will purchase the leased furniture and equipment assets for a nominal fee, and all rights, title and interest will transfer back to it. As of December 31, 2015 and 2014, the Company had a capital lease obligation of $1.7 million and $7.1 million, respectively, included within other liabilities and a capital lease asset of $2.4 million and $7.0 million, respectively, included within other assets. The underlying assets of the US Bancorp lease will continue to be depreciated over their respective useful lives and OneBeacon's future annual rental payments are $1.7 million for the year ending December 31, 2016.

Contractual Obligations and Commitments
Below is a schedule of our material contractual obligations and commitments as of December 31, 2015:

	Due in Less Than One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	($ in millions)
Debt	$—	$—	$—	$275.0	$275.0
Interest on debt	12.7	25.3	25.3	25.3	88.6
Loss and LAE reserves(1)	479.2	511.0	228.6	171.0	1,389.8
Long-term incentive compensation	11.8	31.7	1.9	3.8	49.2
Pension and other benefit plan obligations(2)	13.3	6.6	6.2	28.0	54.1
Capital leases	1.7	—	—	—	1.7
Operating leases	10.2	17.2	11.9	25.9	65.2
Total contractual obligations and commitments	$528.9	$591.8	$273.9	$529.0	$1,923.6
_______________________________________________________________________________

(1)
Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $186.0 million and net of the discount on our workers compensation loss and LAE reserves of $1.1 million as of December 31, 2015.

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
The balances included in the table above regarding our long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid cannot be predicted with certainty as the ultimate amounts of these liabilities are based on future performance. The estimated payments reflected in the table are based on current accrual factors (common share price and pay-out percentage) and assume that all outstanding balances were 100% vested as of December 31, 2015.
There are no provisions within our material operating lease agreements that would trigger acceleration of future lease payments. The capital lease entered into in conjunction with the sale-leaseback of certain of OneBeacon's fixed assets contains provisions that could trigger an event of default including a failure to pay when payments are due under the capital lease. If an event of default were to occur, the lessor would have a number of remedies available including the acceleration of future lease payments or the possession of the property covered under the lease agreement.
We do not finance our operations through the securitization of trade receivables, special purpose entities or synthetic leases. Further, we have not entered into any material arrangement requiring us to guarantee payment of third-party debt, lease payments or to fund losses of an unconsolidated special purpose entity.
We also have future binding commitments to fund certain limited partnership investments. These commitments, which total $8.2 million as of December 31, 2015, do not have fixed funding dates and are therefore excluded from the table above.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 5.8 million of its Class A common shares. During 2015, 166,368 shares were repurchased under the share repurchase authorization for $2.1 million at an average share price of $12.62. During 2014 and 2013, no shares were repurchased under the share repurchase authorization. The amount of authorization remaining is $85.6 million as of December 31, 2015.

During 2015, 2014, and 2013, we repurchased 112,051, 106,366, and 3,300 common shares, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
Cash Flows
Detailed information concerning our cash flows during the years ended December 31, 2015, 2014 and 2013 follows:
Cash flows from operations for the years ended December 31, 2015, 2014 and 2013
For 2015, net cash flows provided from operations were $191.9 million, consisting of $192.4 million provided from continuing operations and $0.5 million used for discontinued operations. For 2014, net cash flows provided from operations was $97.5 million, consisting of $152.0 million provided from continuing operations and $54.5 million used for discontinued operations. For 2013, net cash flows provided from operations was $128.7 million, consisting of $205.4 million provided from continuing operations and $76.7 million used for discontinued operations. Net cash flows for operations in 2014 and 2013 were reduced by the run-off of reserves related to the Runoff Business, which are included in discontinued operations.
Net cash flows relating to continuing operations in 2015 increased $40.4 million relative to 2014, primarily due to increased cash collateral received related to our Surety business and lower incentive payments which more than offset increased loss and LAE payments relative to the prior year. Net cash flows relating to continuing operations in 2014 decreased $53.4 million relative to 2013, primarily due to outflows from loss and LAE payments exceeding inflows from premiums driven by larger claims in 2014, premium advances to the Federal Crop Insurance Corporations related to our Crop Business in 2014, and a $39.6 million decrease in net collateral receipts related to our Surety business.
Other Liquidity and Capital Resource Activities
During 2015, we made payments with respect to our long-term incentive compensation plans totaling $8.6 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 181,290 performance shares and 129,100 performance units for the 2012-2014 performance cycle.
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
Cash flows from investing and financing activities for the year ended December 31, 2015
Financing and Other Capital Activities
During 2015, we declared and paid $80.0 million of regular quarterly cash dividends to holders of OneBeacon's common shares.
During 2015, we repurchased and retired 166,368 shares of our Class A common stock for $2.1 million at an average share price of $12.62 under the board authorization referred to above, as well as 112,051 common shares for $1.6 million to satisfy employee income tax withholding, pursuant to employee benefit plans that do not fall under the board authorization.
Cash flows from investing and financing activities for the year ended December 31, 2014
Financing and Other Capital Activities
During 2014, we declared and paid $80.0 million of regular quarterly cash dividends to holders of OneBeacon's common shares.
During 2014, we repurchased and retired 106,366 common shares for $1.8 million to satisfy employee income tax withholding, pursuant to employee benefit plans that do not fall under the board authorization.
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
During 2013, we repurchased and retired 3,300 common shares for less than $0.1 million to satisfy employee income tax withholding, pursuant to employee benefit plans that do not fall under the board authorization.
Acquisitions and Dispositions
During 2013, we completed the sale of Essentia Insurance Company and received $31.3 million as consideration.
Recently Issued Accounting Pronouncements
Refer to Note 1—"Nature of Operations and Summary of Significant Accounting Policies" of the accompanying consolidated financial statements for a discussion of recently issued accounting pronouncements.
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
Assets carried at fair value include fixed maturity investments, common equity securities, convertible fixed maturity investments prior to their disposition in 2015, surplus notes, and interests in hedge funds and private equity funds. Valuation of assets measured at fair value requires us to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining our estimates of fair value, we use a variety of valuation approaches and inputs. Whenever possible, we estimate fair value using valuation methods that maximize the use of observable prices and other inputs.
For investments in active markets, we use quoted market prices to determine fair value. In circumstances where quoted market prices are unavailable, we utilize fair value estimates based upon reference to other observable inputs other than quoted prices, including matrix pricing, benchmark interest rates, market comparables, broker quotes and other relevant observable inputs. Where observable inputs are not available, the estimated fair value is based upon internal pricing models using assumptions that include inputs that may not be observable in the marketplace but which reflect our best judgment given the circumstances and are consistent with what other market participants would use when pricing such instruments.

As of December 31, 2015 and 2014, approximately 92% and 90%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments, which has been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government obligations and preferred stocks. Investments valued using Level 2 inputs also include convertible fixed maturity investments and certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund’s published NAV to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in surplus notes, hedge funds and private equity funds, as well as certain investments in fixed maturity investments and common equity securities, where quoted market prices are unavailable or not considered reasonable. We determine when transfers between levels have occurred as of the beginning of the period.
We use brokers and outside pricing services to assist in determining fair values. For investments in active markets, we use the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services we use have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable or are not considered reasonable, we estimate the fair value using industry standard pricing models and observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, prepayment speeds reference data including research publications and other relevant inputs. Given that many fixed maturity investments do not trade on a daily basis, the outside pricing services evaluate a wide range of fixed maturity investments by regularly drawing parallels from recent trades and quotes of comparable securities with similar features. The characteristics used to identify comparable fixed maturity investments vary by asset type and take into account market convention.
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
Mortgage and asset-backed securities: The fair value of mortgage and asset backed securities is determined from an evaluated pricing model that uses information from market sources and leveraging similar securities. Key inputs include benchmark yields, reported trades, underlying tranche cash flow data, collateral performance, plus new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including issuer, vintage, loan type, collateral attributes, prepayment speeds, default rates, recovery rates, cash flow stress testing, credit quality ratings and market research publications.

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
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable. As of December 31, 2015 and 2014, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds. Also classified as Level 3 under the fair value hierarchy are surplus notes provided in conjunction with the financing of the Runoff Transaction which are measured at their estimated fair value based on discounted expected cash flows, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains.
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
See Note 5—"Investments" of the accompanying consolidated financial statements for tables that summarize the changes in OneBeacon's fair value instruments by level for the years ended December 31, 2015 and 2014 and for the amount of total gains (losses) included in earnings attributable to change in unrealized investment gains for Level 3 investments for the years ended December 31, 2015, 2014 and 2013.
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
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale and $51.5 million and $65.1 million as of December 31, 2015 and 2014, respectively. The surplus notes, issued by one of the transferred entities, Bedivere (Issuer), were in the form of both seller priority and pari passu notes.
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
Pursuant to the notes, the Issuer shall seek to redeem the notes annually each March 15 at a requested redemption amount such that the Issuer’s total adjusted capital following the proposed redemption payment would equal 200% of the Issuer’s “authorized control level RBC,” as such term is defined by the insurance laws of the Commonwealth of Pennsylvania and as prescribed by the PID. All redemptions or repayments of principal and payments of interest on the notes are subject to approval by the PID. Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value as of December 31, 2015 and 2014:

	Type of Surplus Note		Total as of December 31, 2015	Total as of December 31, 2014
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	(0.4)	(14.7)	(15.1)	(6.6)
Regulatory approval(2)	(11.7)	(12.5)	(24.2)	(12.6)
Liquidity adjustment(3)	(7.8)	(2.4)	(10.2)	(16.7)
Total	(19.9)	(29.6)	(49.5)	(35.9)
Fair value(4)	$38.0	$13.5	$51.5	$65.1
_______________________________________________________________________________

(1)
Represents the value of the surplus notes, at current market yields on comparable publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% RBC score.

(2)
Represents anticipated delay in securing regulatory approvals of interest and principal payments to reflect graduated changes in Issuer's statutory surplus. The monetary impact of the anticipated delay is measured based on credit spreads of public securities with roughly equivalent percentages of discounted payments missed.

(3)	Represents impact of liquidity spread to account for OneBeacon's sole ownership of the notes, lack of a trading market, and ongoing regulatory approval risk.

(4)	The decrease in the fair value of the surplus notes during the year ended December 31, 2015 was primarily due to widening of non-investment grade credit spreads.
The internal valuation model used to estimate the fair value is based on discounted expected cash flows using information as of the measurement date. The estimated fair value of the surplus notes is sensitive to changes in treasury rates and public debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes – based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. As of December 31, 2015 and 2014, we have assumed for estimating the fair value that interest payouts begin in year five (2020) and principal repayments begin on a graduating basis in year ten (2025) for the seller priority note and year fifteen (2030) for the pari passu note. Although these variables involve considerable judgment, the Company does not currently expect any resulting changes in the estimated value of the surplus notes to be material to its financial position. Given these significant unobservable inputs, the surplus notes have been classified as Level 3 under the fair value hierarchy. See "Significant Unobservable Inputs" in Note 5—"Investment Securities" of the accompanying consolidated financial statements.

As a means to provide the degree of variability for each of the key assumptions that affect the fair value of the surplus notes, below is a table of sensitivities which measure hypothetical changes in such variables and the resulting pre-tax increase (or decrease) impact on the valuation of the surplus notes:

Estimates affecting fair value	Pre-tax increase (decrease) in fair value
Liquidity Spread(1)	-100 bp	-50 bp	+50 bp	+100 bp
Seller priority note	$2.8	$1.4	$(1.4)	$(2.6)
Pari passu note	1.0	0.4	(0.4)	(0.8)
Total surplus notes	$3.8	$1.8	$(1.8)	$(3.4)

Credit Spread(2)	+ 2 Notches	+ 1 Notch	-1 Notch	-2 Notches
Seller priority note	$8.7	$4.1	$(3.6)	$(6.8)
Pari passu note	2.7	1.3	(1.1)	(2.1)
Total surplus notes	$11.4	$5.4	$(4.7)	$(8.9)

Principal Repayment Delay(3)	-3 Years	-1 Year	+ 1 Year	+3 Years
Seller priority note	$2.5	$0.7	$(0.9)	$(2.3)
Pari passu note	0.9	0.3	(0.1)	(0.4)
Total surplus notes	$3.4	$1.0	$(1.0)	$(2.7)

Interest Repayment Delay(4)	-3 Years	-1 Year	+ 1 Year	+3 Years
Seller priority note	$6.6	$2.8	$(4.2)	$(11.8)
Pari passu note	6.0	2.6	(2.7)	(6.8)
Total surplus notes	$12.6	$5.4	$(6.9)	$(18.6)
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

As of both December 31, 2015 and 2014, other investments reported at fair value represented approximately 5% and 7%, respectively, of the total investment portfolio and consisted of the following:

($ in millions)	December 31, 2015	December 31, 2014
Hedge funds(1)	$16.4	$42.3
Private equity funds(2)	46.1	60.1
Total hedge funds and private equity funds	62.5	102.4
Surplus notes (par value $101.0)(3)	51.5	65.1
Investment in community reinvestment vehicle	14.3	14.3
Convertible fixed maturity investments	—	5.0
Trust certificates	—	0.2
Total other investments(4)	$128.3	$187.0
_______________________________________________________________________________

(1)	Consists of 4 hedge funds and 7 hedge funds as of December 31, 2015 and 2014, respectively.

(2)	Consists of 17 private equity funds as of both December 31, 2015 and 2014.

(3)	The decrease in the fair value of the surplus notes during the year ended December 31, 2015 was primarily due to widening of non-investment grade credit spreads.

(4)
Excludes the carrying value of $14.7 million and $16.8 million as of December 31, 2015 and 2014, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

The fair values as of December 31, 2015 for assets measured using Level 3 inputs are as follows:

	Fair value at December 31, 2015	Level 3 Value	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$85.3	$—	—%
Debt securities issued by corporations	810.4	—	—
Municipal obligations	69.0	—	—
Asset-backed securities	1,031.9	—	—
Foreign government obligations	1.2	—	—
Preferred stocks	82.7	70.0	84.6
Fixed maturity investments	2,080.5	70.0	3.4
Short-term investments	69.2	—	—
Common equity securities	298.7	—	—
Other investments(1)	128.3	128.3	100.0
Total investments(1)	$2,576.7	$198.3	7.7%
_______________________________________________________________________________

(1)
Excludes the carrying value of $14.7 million as of December 31, 2015 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

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
Upon completion of each quarterly review, our actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management's best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially indicated reserve levels. Typically, these factors exist when management and our actuaries conclude that there is insufficient historical incurred and paid loss information or that there is particular uncertainty about whether trends included in the historical incurred and paid loss information are likely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs, legal and regulatory developments, or other volatilities that may arise.
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
For loss and allocated loss adjustment expense reserves, the key assumption as of December 31, 2015 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the exception of severity trends. Severity trends have been relatively stable over the relevant historical period. The actuarial methods used would project losses assuming continued stability in severity trends. Management has considered a range of assumptions regarding future increases in loss severity trends, including the impact of inflation, in making its reserve selections.
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
General liability
General liability policies are written on a claims made or occurrence form.
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
Commercial multiple peril
The general liability occurrence and property coverages, described above, are often provided under a multiple peril package policy which includes both general liability and property insurance. Because commercial multiple peril provides a combination of property and liability coverage, typically for small businesses, it includes both short- and long-tail coverages. The reserving risk for this line is dominated by the liability coverage portion of this product, except occasionally in the event of catastrophic or large single losses.
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
Prior Loss and LAE Development Discussions by Year
See Note 3—"Reserves for Unpaid Loss and LAE" of the accompanying consolidated financial statements for prior loss and LAE development discussions for the years ending December 31, 2015, 2014 and 2013.

Unpaid Loss and LAE Reserves by Line of Business
Unpaid loss and LAE reserves, net of reinsurance recoverable on unpaid losses, by line of business as of December 31, 2015 and 2014 were as follows:

	December 31, 2015			December 31, 2014
	Case	IBNR	Total	Case	IBNR	Total
	($ in millions)
Automobile liability	$49.8	$57.7	$107.5	$42.2	$45.4	$87.6
General liability – occurrence	68.5	198.7	267.2	50.8	184.2	235.0
General liability – claims made	88.0	182.5	270.5	89.8	205.1	294.9
Medical malpractice	84.4	94.5	178.9	86.8	102.7	189.5
Other casualty	52.8	38.7	91.5	44.3	36.3	80.6
Workers compensation	54.1	62.2	116.3	47.1	65.2	112.3
Property	33.9	37.6	71.5	53.4	38.3	91.7
Other	23.8	76.6	100.4	27.7	61.3	89.0
Total	$455.3	$748.5	$1,203.8	$442.1	$738.5	$1,180.6
Range of Reserves
Our range of loss and LAE reserve estimates was evaluated to consider the strengths and weaknesses of the various actuarial methods applied against our historical claims experience data. The following table shows the recorded reserves and the high and low ends of our range of reasonable loss and LAE reserves estimates, net of reinsurance recoverable on unpaid losses, as of December 31, 2015 and 2014. The high and low ends of our range of reserve estimates in the table below are based on the results of various actuarial methods described above.

	December 31, 2015			December 31, 2014
	Low	Recorded	High	Low	Recorded	High
	($ in millions)
Unpaid loss and LAE reserves, net of reinsurance recoverable on unpaid losses	$1,009.1	$1,203.8	$1,356.1	$970.3	$1,180.6	$1,307.7
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
Sensitivity Analysis
The following discussion includes disclosure of possible variations from current estimates of loss reserves due to changes in a few of the many key assumptions. Each of the impacts described below is estimated individually, without consideration for any correlation among key assumptions. Further, there is uncertainty around other assumptions not explicitly quantified in the discussion below. Therefore, it would be inappropriate to take each of the amounts described below and add them together in an attempt to estimate volatility for our reserves in total. It is important to note that the volatilities and variations discussed below are not meant to be worst-case scenarios or an all-inclusive list, and therefore it is possible that future volatilities and variations may be more than amounts discussed below.

•
Various sources of inflation volatility impact all of our reserves in different ways. Using our internal economic capital model we have derived a distribution of future loss payments under the range of inflation scenarios and related claim cost trends in our economic scenario set, holding all other sources of reserve volatility constant. At the 75th percentile of modeled outcomes, the estimated impact of claim cost inflation above our actuarially indicated reserves is $38 million, net of reinsurance.

•
The volatility associated with the frequency and severity of large losses, defined as claims greater than or equal to $2.5 million, can have a material impact on our results. The frequency and severity of large claims is driven primarily by the random nature of the insurance process but also by claim cost inflation and parameter risk. These large losses often emerge over a long time period potentially leading to a material impact on our reserves. One way we consider this sensitivity is by examining the volatility of large losses in the current accident year using our economic capital model. At the 75th percentile of modeled outcomes, we estimate that large losses could exceed the mean by $19 million gross of reinsurance and $8 million, net of the current reinsurance structure.

•
As we start up new businesses, our initial loss estimates and development patterns are often based on industry data. As actual losses develop, we will revise our initial expectations with our actual experience. However, depending on the tail for the specific business it can be a few years before we have sufficient internal data to rely on. As of December 31, 2015, we have $259 million of inception-to-date premium from our newer businesses (Programs, Environmental and Surety). A 10% error in our initial loss ratio estimates could result in approximately $26 million adverse net variance in loss reserves.

We also consider variations and sensitivities for certain lines of business such as:

•
Professional liability:  Recorded loss and allocated loss adjustment expense reserves, net of reinsurance recoverables, for professional liability were $482.5 million as of December 31, 2015. A key assumption for professional liability is the implicit loss cost trend, particularly the severity inflation trend component of loss costs. Across the entire reserve base, a 5.0 point change in assumed annual severity trend would have changed the estimated net reserve by approximately $74 million as of December 31, 2015, in either direction.

•
Multiple peril liability:  Recorded loss and LAE reserves, net of reinsurance recoverables, for multiple peril, were $66.4 million as of December 31, 2015. Reported loss development patterns are a key assumption for these lines of business, particularly for more mature accident years. Historically, assumptions on reported loss development patterns have been impacted by, among other things, emergence of new types of claims (e.g. construction defect claims) or a shift in the mixture between smaller, more routine claims and larger, more complex claims. If case reserve adequacy for multiple peril claims changed by 10.0 points this would have changed the estimated net reserve by approximately $2 million as of December 31, 2015, in either direction.

•
Workers compensation:  Recorded workers compensation loss and LAE reserves, net of reinsurance recoverables, were $116.3 million as of December 31, 2015. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 1.0 point change in calendar year medical inflation would have changed the estimated net reserve by approximately $34 million as of December 31, 2015, in either direction.

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

These statements are based on certain assumptions and analyses made by us in light of our experience and judgments about historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to our expectations is subject to a number of risks, uncertainties or other factors which are described in more detail beginning on page 18 of this Form 10-K, that could cause actual results to differ materially from expectations, including:

•	changes in interest rates, debt or equity markets or other market volatility that negatively impact our investment portfolio;

•	competitive forces and the cyclicality of the property and casualty insurance industry;

•	recorded loss and loss adjustment expense reserves subsequently proving to have been inadequate;

•	claims arising from catastrophic events, such as hurricanes, windstorms, earthquakes, floods or terrorist attacks;

•	the continued availability of capital and financing;

•	the continued availability and cost of reinsurance coverage and our ability to collect reinsurance recoverables;

•	the outcome of litigation and other legal or regulatory proceedings;

•	our ability to continue meeting our debt and related service obligations or to pay dividends;

•	the ability of our technology resources to prevent a data breach and the ability of our internal controls to ensure compliance with legal and regulatory policies;

•	our ability to successfully develop new specialty businesses;

•	actions taken by rating agencies from time to time with respect to us, such as financial strength or credit rating downgrades or placing our ratings on negative watch;

•	changes in laws or regulations, or their interpretations, which are applicable to us, our competitors, our agents or our customers;

•	participation in guaranty funds and mandatory market mechanisms;

•	changes to current shareholder dividend practice and regulatory restrictions on dividends;

•	credit risk exposure in certain of our business operations;

•	our ability to retain key personnel;

•	our status as a subsidiary of White Mountains, including potential conflicts of interest;

•	changes in tax laws or tax treaties; and

•	other factors, most of which are beyond our control.
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
Interest Rate Risk
Fixed Maturity Investments. In connection with our consolidated insurance subsidiaries, we invest in interest rate sensitive securities, primarily debt securities. Our portfolio of fixed maturity investments held for general investment purposes are classified as trading securities which are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and unrealized investment gains and losses on trading securities are reported pre-tax in revenues.
We generally manage the interest rate risk associated with our portfolio of fixed maturity investments by monitoring the average duration of the portfolio. Our fixed maturity portfolio is comprised of primarily investment grade corporate securities, U.S. government and agency securities, municipal obligations, preferred stocks, and asset-backed and mortgage-backed securities.
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
The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our fixed maturity investments and pension fixed maturity investments:

	Fair value at December 31, 2015	Assumed change in relevant interest rate	Estimated fair value after change in interest rate	After tax increase (decrease) in carrying value
	($ in millions)
Fixed maturity investments	$2,080.5	100 bp decrease	$2,118.8	$24.9
		50 bp decrease	2,102.2	14.1
		50 bp increase	2,057.7	(14.8)
		100 bp increase	2,034.8	(29.7)

Qualified pension plan fixed maturity investments	$132.4	100 bp decrease	$144.3	$7.7
		50 bp decrease	138.3	3.8
		50 bp increase	126.9	(3.6)
		100 bp increase	121.8	(6.9)
Surplus notes. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—1. Fair Value Measurements" for sensitivity analysis with respect to the interest rate risk related to our surplus notes.
Long-term obligations. As of December 31, 2015, our interest and dividend bearing long-term obligations consisted of the 2012 Senior Notes which have a fixed interest rate. As a result, our exposure to interest rate risk resulting from variable interest rate obligations is insignificant.
The 2012 Senior Notes were issued in 2012 and mature on November 9, 2022. As of December 31, 2015, the fair value of the 2012 Senior Notes was $276.4 million, which compared to a carrying value of $274.8 million. The fair value of this obligation was estimated by using quoted market prices.

Credit Spread Risk
Sensitivity analysis of spread risk. Widening and tightening of spreads generally translate into decreases and increases in fair values of fixed maturity investments.
The table below summarizes the estimated effects of hypothetical widening and tightening of pre-tax credit spreads for different classes of our fixed maturity investments. In estimating the impact of hypothetical tightening of spreads for fixed maturity investments yielding more than the 3 year Constant Maturity Treasury Index (CMT Index) as of December 31, 2015, to the extent their yields would have decreased to levels lower than the 3 year CMT Index as of December 31, 2015, we limited their price appreciation to a level equal to the yield of the 3 year CMT Index. For fixed maturity investments yielding less than the 3 year CMT Index as of December 31, 2015, we assumed no price appreciation.

	December 31, 2015 Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
	($ in millions)
U.S. Government and agency obligations	$85.3	$—	$—	$—	$—
Foreign government obligations	1.2	—	—	—	—

	December 31, 2015 Fair Value	Tighten 100	Tighten 50	Widen 50	Widen 100
	($ in millions)
Agency mortgage-backed securities	$225.0	$4.2	$2.3	$(3.3)	$(6.5)
Other asset-backed securities	533.8	4.7	3.3	(4.1)	(8.1)

	December 31, 2015 Fair Value	Tighten 200	Tighten 100	Widen 100	Widen 200
	($ in millions)
Debt securities issued by corporations	$810.4	$29.4	$19.3	$(20.9)	$(41.1)
Municipal obligations	69.0	4.5	2.7	(2.9)	(5.6)

	December 31, 2015 Fair Value	Tighten 400	Tighten 200	Widen 200	Widen 400
	($ in millions)
Non-agency commercial mortgage-backed securities	$140.4	$14.4	$10.5	$(10.7)	$(20.3)

	December 31, 2015 Fair Value	Tighten 600	Tighten 300	Widen 300	Widen 600
	($ in millions)
Preferred stocks	$82.7	$3.6	$3.5	$(4.7)	$(7.1)
Non-agency residential mortgage-backed securities	132.7	9.3	9.3	(11.8)	(21.5)

The table below summarizes the estimated effects of hypothetical widening and tightening of spreads on our qualified pension plan fixed maturity investments.

	December 31, 2015 Fair Value	Tighten 200	Tighten 100	Widen 100	Widen 200
	($ in millions)
U.S. Government and Agency Obligations	$132.4	$—	$—	$—	$—

Surplus notes. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—1. Fair Value Measurements" for sensitivity analysis with respect to the credit spread risk related to our surplus notes.
Equity Price Risk
The carrying values of our common equity securities and other investments are based on quoted market prices or management's estimates of fair value as of the balance sheet date. Market prices of common equity securities, in general, are subject to fluctuations. These fluctuations could cause the amount realized upon sale or exercise of these instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the investment, the relative price of alternative investments, supply and demand imbalances for a particular security or other market factors.
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
The following illustrates the estimated pre-tax effect on December 31, 2015 fair values carried on the consolidated balance sheet, resulting from hypothetical changes in market value:

	Change in fair value
	10% decline	10% increase	30% decline	30% increase
	($ in millions)
Common equity securities	$(29.9)	$29.9	$(89.6)	$89.6
Hedge funds	(1.6)	1.6	(4.9)	4.9
Private equity funds	(4.6)	4.6	(13.8)	13.8
Returns on common equity securities are measured against the S&P 500 Index. Hedge funds and private equity funds returns are commonly measured against the benchmark returns of hedge fund indices, such as the HFRX Equal Weighted Strategies Index, and/or the S&P 500 Index. The historical returns for each index in the past 5 full years are listed below:

	Year ended December 31,
	2015	2014	2013	2012	2011
HFRX Equal Weighted Strategies Index	(1.5)%	(0.5)%	6.3%	2.5%	(6.2)%
S&P 500 Index	1.4	13.7	32.4	16.0	2.1
Foreign Exposure Risk
Our investment portfolio consists of investments issued in 9 countries worldwide. Although the United States represents the country of issue for approximately 95% of our investment portfolio, we could have indirect exposure to European peripheral countries through securities issued from non-peripheral countries as issuers of those securities could have exposure to European peripheral countries.

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
The CEO and the CFO of OneBeacon (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2015. Based on this evaluation, the CEO and CFO have concluded that as of December 31, 2015, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
The CEO and the CFO have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. Based on that evaluation, the CEO and CFO have concluded that our internal control over financial reporting is effective. Management's annual report on internal control over financial reporting is included on page F-80 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-81 of this report.
There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2015.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
a.    Directors
Reported under the caption "The Board of Directors" in the Company's 2016 Definitive Proxy Statement, and incorporated herein by reference.
b.    Executive Officers
See “Item 1. Business—Executive Officers."
c.    Audit Committee and Audit Committee Financial Expert
Reported under the caption "Corporate Governance—Committees of the Board—Audit Committee" of the Company's 2016 Definitive Proxy Statement, and incorporated herein by reference.
d.    Compliance with Section 16(a) of the Exchange Act
Reported under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2016 Definitive Proxy Statement, and incorporated herein by reference.

e.    Code of Ethics
The Company's Code of Business Conduct, which applies to all directors, officers and employees in carrying out their responsibilities to and on behalf of the Company, is posted on the Company's website at www.onebeacon.com. Any changes to the Company’s Code of Business Conduct will also be posted on the Company’s website, along with any waivers of such code granted to the principal executive officer, principal financial officer or principal accounting officer.
f.    Nominating Committee
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors. The procedures for shareholders to nominate directors may be found in the Company's 2016 Definitive Proxy Statement under the caption "Corporate Governance-Nominating and Governance Committee-Procedures for Nominating Director Candidates" and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Reported under the captions "Executive Compensation" (including "Compensation Committee Report"), "Compensation of Directors," and "Corporate Governance—Committees of the Board—Compensation Committee Interlocks and Insider Participation" of the Company's 2016 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reported under the captions "Voting Securities and Principal Holders Thereof" and "Equity Compensation Plan Information" of the Company's 2016 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reported under the caption "Transactions with Related Persons, Promoters and Certain Control Persons" and "Corporate Governance" of the Company's 2016 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Reported under the caption "Independent Registered Public Accountant Fees and Services" of the Company's 2016 Definitive Proxy Statement, and incorporated herein by reference.
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

Exhibit No.		Description
3.3	**
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

4.4.2	**
Form of Joinder to Registration Rights Agreement between OneBeacon Insurance Group, Ltd. and White Mountains Insurance Group, Ltd. which was executed by each of Sirius International Financial Services, Ltd., Lone Tree Holdings, Ltd., Sirius International Holdings (NL) BV and Star Re Ltd. incorporated by reference to Exhibit 4.4.2 to the Company’s Annual Report on Form 10-K filed on February 27, 2015.

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

10.2.2	**
Amendment No. 1 dated as of February 1, 2013 to Stock Purchase Agreement by and among the Company, OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group Holdings Limited incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K filed on February 27, 2015.

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

10.2.5	**
Amendment No. 4 dated as of November 3, 2014 to Stock Purchase Agreement by and among the Company, OneBeacon Insurance Group LLC, Trebuchet US Holdings, Inc. and Armour Group Holdings Limited incorporated by reference to Exhibit 10.2.5 to the Company’s Annual Report on Form 10-K filed on February 27, 2015.

10.3.1	**
Amended and Restated Investment Management Agreement dated as of December 23, 2014 by and between White Mountains Advisors LLC and OneBeacon Insurance Group, Ltd. incorporated by reference to Exhibit 10.3.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2015.

10.3.2	**
First Amendment dated as of May 1, 2015 to the Amended and Restated Investment Management Agreement dated as of December 23, 2014 by and between White Mountains Advisors LLC and OneBeacon Insurance Group, Ltd. incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2015.

Exhibit No.		Description
10.4.1	**	Amended and Restated Investment Management Agreement with Prospector Partners, LLC dated as of February 25, 2015.

10.5.1	**
OneBeacon 2007 Long-Term Incentive Plan incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement for the Annual General Meeting of Members filed with the Securities and Exchange Commission on April 13, 2012.

10.5.2	**	OneBeacon's 2015 Management Incentive Plan incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2015.

10.5.3	**
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

10.5.5	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2013-2015 Performance Unit Grant incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 4, 2013.

10.5.6	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2014-2016 Performance Share Grant incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 3, 2014.

10.5.7	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2015-2017 Performance Share Grant incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 2, 2015.

10.5.8	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2015-2017 Performance Unit Grant incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2015.

10.5.9	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2015-2016 Performance Unit Grant incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 2, 2015.

10.5.10	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan Restricted Share Award Agreement incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 2, 2015.

10.5.11	**
Restricted Share Award Agreement by and between OneBeacon Insurance Group, Ltd. and T. Michael Miller dated as of May 25, 2011 incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed on May 31, 2011.

10.5.12	**	Form of Company's Confidentiality and Non-Solicitation Agreement incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 31, 2011.

10.5.13	**	Form of Company’s Confidentiality and Non-Solicitation Agreement incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2015.

10.6	**	Employment Offer Letter for Paul McDonough, dated as of December 5, 2005 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2013.

10.7	**	Employment Offer Letter for Paul Romano, dated as of March 26, 2008 incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2013.

10.8	**	Employment Offer Letter for Dennis Crosby, dated as of July 15, 2010 incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2013.

10.9	**	Employment Offer Letter for Maureen Phillips, dated as of February 1, 2012 incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2013.

10.10	**	Separation Agreement with Paul F. Romano dated February 20, 2015 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2015.

Exhibit No.		Description
10.11	**
$65,000,000 Credit Agreement, dated as of September 29, 2015 among the Company and OneBeacon U.S. Holdings, Inc., as the Borrowers, U.S. Bank National Association, as the Administrative Agent, an Issuing Lender and the Issuing Agent, and the other Lenders party to the agreement incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2015.

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
The following financial information from OneBeacon Insurance Group, Ltd.'s Annual Report on Form 10-K for the years ended December 31, 2015 and 2014 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Common Shareholders' Equity for each of the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for each of the years ended December 31, 2015, 2014 and 2014; and (v) Notes to Consolidated Financial Statements.

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
T. Michael Miller President and Chief Executive Officer
Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ T. MICHAEL MILLER	President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2016
T. Michael Miller

	/s/ PAUL H. MCDONOUGH	Chief Financial Officer (Principal Financial Officer)	February 26, 2016
Paul H. McDonough

	/s/ JOHN C. TREACY	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016
John C. Treacy

	*	Director	February 26, 2016
Lowndes A. Smith

	*	Director	February 26, 2016
Raymond Barrette

	*	Director	February 26, 2016
Reid T. Campbell

	*	Director	February 26, 2016
Morgan W. Davis

	*	Director	February 26, 2016
David T. Foy

	*	Director	February 26, 2016
Lois W. Grady

	*	Director	February 26, 2016
Ira H. Malis

	*	Director	February 26, 2016
Patrick A. Thiele

	*	Director	February 26, 2016
Kent D. Urness

* By	/s/ PAUL H. MCDONOUGH
Paul H. McDonough, As Attorney-in-Fact

ONEBEACON INSURANCE GROUP, LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$2,080.5	$1,799.8
Short-term investments, at amortized cost (which approximates fair value)	69.2	202.2
Common equity securities, at fair value	298.7	320.0
Other investments	143.0	203.8
Total investment securities	2,591.4	2,525.8
Cash	95.2	87.0
Reinsurance recoverables	193.5	173.8
Premiums receivable	219.0	241.5
Funds held under reinsurance contracts	—	37.1
Deferred acquisition costs	100.7	103.2
Ceded unearned premiums	29.5	17.9
Net deferred tax asset	140.2	131.8
Investment income accrued	10.1	10.0
Accounts receivable on unsettled investment sales	30.5	7.2
Other assets	194.4	184.8
Assets held for sale	—	58.1
Total assets	$3,604.5	$3,578.2
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,389.8	$1,342.2
Unearned premiums	560.3	588.3
Funds held under insurance contracts	137.7	81.0
Debt	274.8	274.7
Other liabilities	237.4	242.7
Total liabilities	2,600.0	2,528.9
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Preference shares (Par value $0.01; 80,000,000 authorized shares; none issued or outstanding)	—	—
Common shares and paid-in surplus (Class A: par value $0.01; 200,000,000 authorized shares; 23,334,502 and 23,541,649 issued and outstanding)(Class B: par value $0.01; 200,000,000 authorized shares; 71,754,738 issued and outstanding for both periods)	1,022.0	1,023.7
Retained earnings (deficit)	(15.9)	27.3
Accumulated other comprehensive loss, after tax	(5.2)	(5.2)
Total OneBeacon's common shareholders' equity	1,000.9	1,045.8
Noncontrolling interests	3.6	3.5
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,004.5	1,049.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$3,604.5	$3,578.2

See Notes to Consolidated Financial Statements, including Note 16—"Commitments and Contingencies."

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2015	2014	2013
	($ in millions, except per share amounts)
Revenues
Earned premiums	$1,176.2	$1,177.1	$1,120.4
Net investment income	45.9	43.4	43.0
Net realized and change in unrealized investment gains	(35.1)	40.4	49.4
Net other revenues (expenses)	(0.6)	5.8	31.2
Total revenues	1,186.4	1,266.7	1,244.0
Expenses
Loss and loss adjustment expenses	700.7	815.1	622.1
Policy acquisition expenses	213.8	203.3	208.9
Other underwriting expenses	218.2	179.2	204.8
General and administrative expenses	15.4	13.8	12.0
Interest expense	13.0	13.0	13.0
Total expenses	1,161.1	1,224.4	1,060.8
Pre-tax income from continuing operations	25.3	42.3	183.2
Income tax (expense) benefit	12.9	12.3	(36.5)
Net income from continuing operations	38.2	54.6	146.7
Loss from discontinued operations, net of tax	(0.5)	(1.8)	(46.6)
(Loss) gain from sale of discontinued operations, net of tax	0.3	(18.8)	46.6
Net income, including noncontrolling interests	38.0	34.0	146.7
Less: Net income attributable to noncontrolling interests	(1.2)	(1.1)	(1.0)
Net income attributable to OneBeacon's common shareholders	36.8	32.9	145.7
Net change in benefit plan assets and obligations, net of tax	—	(12.0)	20.6
Comprehensive income attributable to OneBeacon's common shareholders	$36.8	$20.9	$166.3

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted
Net income from continuing operations, per share	$0.38	$0.55	$1.52
Loss from discontinued operations, net of tax, per share	—	(0.02)	(0.49)
(Loss) gain from sale of discontinued operations, net of tax, per share	—	(0.19)	0.49
Net income attributable to OneBeacon's common shareholders per share	$0.38	$0.34	$1.52
Dividends declared and paid per OneBeacon's common share	$0.84	$0.84	$0.84
See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
	Common shares and paid-in surplus	Retained earnings (deficit)	Accum. other comprehensive income (loss)	Common shareholders' equity	Noncontrolling interests, after tax
	($ in millions)
Balances at January 1, 2013	$1,019.1	$8.9	$(13.8)	$1,014.2	$2.8	$1,017.0
Comprehensive income:
Net income	—	145.7	—	145.7	1.0	146.7
Other comprehensive income, net of tax	—	—	20.6	20.6	—	20.6
Total comprehensive income	—	145.7	20.6	166.3	1.0	167.3
Amortization of restricted share awards	3.1	—	—	3.1	—	3.1
Issuance of common shares	0.3	—	—	0.3	0.1	0.4
Dividends	—	(80.2)	—	(80.2)	(0.8)	(81.0)
Balances at December 31, 2013	$1,022.5	$74.4	$6.8	$1,103.7	$3.1	$1,106.8
Comprehensive income (loss):
Net income	—	32.9	—	32.9	1.1	34.0
Other comprehensive loss, net of tax	—	—	(12.0)	(12.0)	—	(12.0)
Total comprehensive income (loss)	—	32.9	(12.0)	20.9	1.1	22.0
Amortization of restricted share awards	3.0	—	—	3.0	—	3.0
Issuance of common shares	—	—	—	—	0.2	0.2
Repurchase and retirement of common shares	(1.8)	—	—	(1.8)	—	(1.8)
Dividends	—	(80.0)	—	(80.0)	(0.9)	(80.9)
Balances at December 31, 2014	$1,023.7	$27.3	$(5.2)	$1,045.8	$3.5	$1,049.3
Comprehensive income:
Net income	—	36.8	—	36.8	1.2	38.0
Other comprehensive, net of tax	—	—	—	—	—	—
Total comprehensive income	—	36.8	—	36.8	1.2	38.0
Amortization of restricted share awards	2.0	—	—	2.0	—	2.0
Issuance of common shares	—	—	—	—	0.1	0.1
Repurchase and retirement of common shares	(3.7)	—	—	(3.7)	—	(3.7)
Dividends	—	(80.0)	—	(80.0)	(1.2)	(81.2)
Balances at December 31, 2015	$1,022.0	$(15.9)	$(5.2)	$1,000.9	$3.6	$1,004.5

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$38.0	$34.0	$146.7
Charges (credits) to reconcile net income to cash flows provided from operations:
Net loss from discontinued operations	0.5	1.8	46.6
Net loss (gain) from sale of discontinued operations	(0.3)	18.8	(46.6)
Net realized and change in unrealized investment gains	35.1	(40.4)	(49.4)
Net realized loss (gain) on sale of business	3.7	—	(23.0)
Deferred income tax expense (benefit)	(5.8)	(19.0)	15.0
Other operating items:
Net change in loss and LAE reserves	47.6	287.9	54.3
Net change in unearned premiums	(28.0)	43.4	(28.9)
Net change in ceded unearned premium	(11.6)	(3.6)	(2.8)
Net change in premiums receivable	22.5	(13.3)	(2.6)
Net change in reinsurance recoverable on paid and unpaid losses	(19.7)	(83.9)	20.7
Net change in funds held under reinsurance contracts	37.1	(35.3)	(1.8)
Net change in funds held under insurance contracts	56.7	17.7	57.4
Net change in other assets and liabilities	16.6	(56.1)	19.8
Net cash provided from operations—continuing operations	192.4	152.0	205.4
Net cash used for operations—discontinued operations	(0.5)	(54.5)	(76.7)
Net cash provided from operations	191.9	97.5	128.7
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	133.1	(65.5)	72.2
Maturities of fixed maturity investments	262.4	396.4	245.2
Sales of fixed maturity investments	763.5	1,843.1	1,400.0
Sales of common equity securities	345.6	240.2	196.7
Return of capital and distributions of other investments	40.5	53.4	67.5
Purchases of fixed maturity investments	(1,333.5)	(2,206.8)	(1,697.0)
Purchases of common equity securities	(323.5)	(202.4)	(206.3)
Contributions for other investments	(4.2)	(81.9)	(22.0)
Proceeds from sale of business	—	—	31.3
Net change in unsettled investment purchases and sales	(23.8)	(15.0)	4.1
Proceeds from sale of property and equipment	56.8	—	—
Net acquisitions of property and equipment	(11.5)	(2.2)	(10.3)
Net cash (used for) provided from investing activities—continuing operations	(94.6)	(40.7)	81.4
Net cash provided from investing activities—discontinued operations	—	—	—
Net cash (used for) provided from investing activities	(94.6)	(40.7)	81.4
Cash flows from financing activities:
Cash dividends paid to common shareholders	(80.0)	(80.0)	(80.2)
Repurchases and retirements of common stock	(3.7)	(1.8)	—
Payments on capital lease obligation	(5.4)	(5.3)	(5.7)
Net cash used for financing activities—continuing operations	(89.1)	(87.1)	(85.9)
Net cash used for financing activities—discontinued operations	—	—	—
Net cash used for financing activities	(89.1)	(87.1)	(85.9)
Net increase (decrease) in cash during period	8.2	(30.3)	124.2
Cash transferred with sale of business	—	(50.8)	—
Net increase (decrease) after cash transferred with sale of business	8.2	(81.1)	124.2
Cash balance at beginning of period	87.0	168.1	43.9
Cash balance at end of period	$95.2	$87.0	$168.1

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Summary of Significant Accounting Policies
Basis of presentation
The accompanying consolidated financial statements include the accounts of OneBeacon Insurance Group, Ltd. (the "Company" or the "Registrant") and its subsidiaries (collectively, "OneBeacon") and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company is an exempted Bermuda limited liability company with U.S.-based underwriting operating companies that are property and casualty insurance writers and a Bermuda-based reinsurance company, Split Rock Insurance, Ltd. ("Split Rock"). OneBeacon offers a wide range of specialty insurance products and services primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies.
OneBeacon is 75.5% owned by White Mountains Insurance Group, Ltd. ("White Mountains"), a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. The Company's headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 605 North Highway 169, Plymouth, Minnesota 55441 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. During 2015 the Company sold its building in Canton, Massachusetts, which is classified as held for sale in the December 31, 2014 balance sheet.
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
OneBeacon's reportable segments are Specialty Products, Specialty Industries and Investing, Financing and Corporate. The Specialty Products segment is comprised of ten active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. During the first quarter of 2015, the Company restructured its former professional insurance underwriting operating segment into four separate underwriting operating segments, which are included in Specialty Products: Healthcare, Management Liability, Financial Services and Other Professional Lines. During the fourth quarter of 2015, the Company formed a new underwriting operating segment, Financial Institutions, which is included in Specialty Products. The Specialty Products segment also includes the Crop underwriting operating segment which was exited in 2015. The Specialty Industries segment is comprised of six active underwriting operating segments, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. During 2015, the Company further disaggregated its International Marine Underwriters ("IMU") underwriting operating segment into two separate underwriting operating segments, which are included in Specialty Industries: Ocean Marine and Inland Marine. The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate subsidiaries. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant Accounting Policies
Investment Securities
OneBeacon adopted the fair value election, which allows companies to report financial assets and liabilities at fair value, on an individual basis. The election must be made at the inception of a transaction and may not be reversed. OneBeacon believes that reporting its investment results in this manner is consistent with its operating principle, of managing investments for total return.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

OneBeacon classifies its portfolio of fixed maturity investments and common equity securities held for general investment purposes as trading securities. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and changes in unrealized investment gains on trading securities are reported, on a pre-tax basis, in revenues as net realized and change in unrealized investment gains.
Short-term investments consist of money market funds, certificates of deposit and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximates fair value.
Other investments primarily include surplus notes, private equity funds and hedge funds, and convertible fixed maturity investments. OneBeacon measures its investments in private equity funds and hedge funds at fair value with changes therein reported in total revenues as net realized and change in unrealized investment gains. Surplus notes provided in conjunction with the financing of the Runoff Transaction are measured at their estimated fair value based on discounted expected cash flows, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains. Other investments also include an investment in a community reinvestment vehicle which is accounted for at fair value, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains and a tax advantaged federal affordable housing development fund which is accounted for under the proportional amortization method.
Prospector Partners, LLC (“Prospector”) was the primary manager of OneBeacon's publicly-traded common equity securities and convertible fixed maturity securities portfolio. The Prospector-managed separate accounts were liquidated during 2015, and a Prospector-managed hedge fund was redeemed. As the separate accounts were liquidated, OneBeacon reinvested the majority of the proceeds into exchange traded funds ("ETFs") that seek to provide investment results that, before expenses, generally correspond to the performance of the S&P 500, Russell 1000, and Russell 1000 Value indices.
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
As of both December 31, 2015 and 2014, approximately 92% and 90%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government obligations and preferred stocks. Investments valued using Level 2 inputs also include certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund's published NAV to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include OneBeacon's investments in surplus notes, hedge funds and private equity funds, as well as certain investments in debt and equity securities, including asset-backed securities, where quoted market prices are unavailable or are not considered reasonable. OneBeacon determines when transfers between levels have occurred as of the beginning of the period.
OneBeacon uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, OneBeacon uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services OneBeacon uses have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable or are not considered reasonable, OneBeacon estimates the fair value using industry standard pricing models and observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, prepayment speeds reference data including research publications and other relevant inputs. Given that many fixed maturity investments do not trade on a daily basis, the outside pricing services evaluate a wide range of fixed maturity investments by regularly drawing parallels from recent trades and quotes of comparable securities with similar features. The characteristics used to identify comparable fixed maturity investments vary by asset type and take into account market convention.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

OneBeacon's process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, evaluation of model pricing methodologies, review of the pricing services' quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. OneBeacon also perform back-testing of selected purchases and sales activity to determine whether there are any significant differences between the market price used to value the security prior to purchase or sale and the actual purchase or sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on the procedures are considered outliers. Also considered outliers are prices that haven’t changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of OneBeacon's review process does not appear to support the market price provided by the pricing services, OneBeacon challenges the price. During the past year, 8 securities fell outside OneBeacon's expected results, thereby triggering the challenge with the pricing service. If OneBeacon cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question.
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
Private equity funds and hedge funds are carried at fair value based upon OneBeacon's proportionate interest in the underlying fund's net asset value, which is deemed to approximate fair value, as net asset value of the funds reflects the fair value of the funds' underlying investments. OneBeacon employs a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund's audited financial statements and discussing each fund's pricing with the fund's manager. Other investments also include surplus notes, the fair value of which are estimated using a discounted estimated cash flow method, as described in Note 5—"Investment Securities."
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
Policy acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of business. These costs are deferred and amortized to the extent they relate to successful contract acquisitions over the applicable premium recognition period. Policy acquisition costs deferred were $237.3 million, $237.6 million and $210.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, all of which were included in policy acquisition expenses, with the exception of $21.3 million, $22.9 million and $23.4 million for each respective period that were deferred relating to other underwriting expenses. Policy acquisition costs amortized were $239.7 million, $227.6 million and $230.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, all of which were included in policy acquisition expenses, with the exception of $22.2 million, $23.0 million and $22.4 million for each respective period that were amortized relating to other underwriting expenses.

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
OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using the statutory rate (2.5% at December 31, 2015 and 2014). As of December 31, 2015 and 2014, the discount on OneBeacon's workers compensation loss and LAE reserves amounted to $1.1 million and $1.0 million, respectively.
OneBeacon's insurance subsidiaries enter into reinsurance contracts to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. The majority of such reinsurance contracts are executed through excess of loss treaties and catastrophe contracts under which the reinsurer indemnifies for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. OneBeacon has also entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are covered on a pro rata basis. The amount of each risk ceded by OneBeacon is subject to maximum limits which vary by line of business and type of coverage.
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
Funds Held
Funds held under reinsurance contracts as of December 31, 2014, primarily represented amounts due to OneBeacon in connection with the Standard Reinsurance Agreement ("SRA") with the Federal Crop Insurance Corporation ("FCIC"), which is managed by an agency of the U.S. Department of Agriculture. The SRA governs the relationship, including the exchange of funds, between private insurance companies and the FCIC relating to MPCI crop insurance business, which the Company exited in 2015. Funds held under insurance contracts represents unrestricted collateral held by the Company primarily relating to the Surety business.
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
Deferred Software Costs
OneBeacon capitalizes costs related to computer software developed for internal use during the application development stage of software development projects. These costs generally consist of certain external, payroll and payroll related costs. OneBeacon begins amortization of these costs once the project or the respective phase of the project is completed and ready for its intended use. Amortization is on a straight line basis and over the useful life which generally ranges from three to five years. During the year ended December 31, 2015 the Company recognized a $1.6 million pre-tax impairment of certain capitalized software associated with senior management restructuring. As of December 31, 2015 and 2014, OneBeacon had unamortized deferred software costs of $12.7 million and $13.0 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Variable Interest Entities
OneBeacon consolidates a reciprocal insurance exchange ("reciprocal") as a variable interest entity ("VIE"), when it has both the power to direct the activities of the VIE that most significantly impact its economic performance and either the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. See Note 13—"Variable Interest Entities ("VIE")."
Defined Benefit Plans
OneBeacon sponsors defined benefit plans and recognizes the funded status of the difference between plan assets at fair value and the projected benefit obligation (for defined benefit pension plans) or the accumulated benefit obligation (for other postretirement benefit plans) in its statement of financial position. The Company recognizes amounts previously deferred and amortized in other comprehensive income in the period in which they occur and measure plan assets and obligations as of the fiscal year end. The projected benefit obligation of the Qualified Plan was calculated using termination assumptions as of December 31, 2015 given its settlement is imminent and the likelihood that the execution of the plan termination is blocked by third parties and the Qualified Plan returns from termination is remote. See Note 8—"Retirement Plans."
Recently Adopted Changes in Accounting Principles
Qualified Affordable Housing Projects
Effective January 1, 2015, OneBeacon adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects ("QAHP") (ASC 323). ASU 2014-01 allows investors in QAHP to make a policy election to use the proportional amortization method. Under the proportional amortization method, the investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the investment results, net of the related tax benefits, as a component of income tax expense. Prior to adoption, OneBeacon accounted for its QAHP investment under the equity method and recognized its share of its QAHP investment's losses in investment income. OneBeacon made the policy election to account for its QAHP investment using the proportional amortization method, applied retrospectively. Under the proportional amortization method, the cumulative loss recognized through the years ended December 31, 2014 and 2013 increased by $1.2 million and $0.6 million, respectively. As a result of the retrospective adoption, OneBeacon's common shareholders equity has been reduced by $0.3 million as of January 1, 2013. In addition, for the years ended December 31, 2014 and 2013, the retrospective adoption resulted in an increase of $1.7 million and $1.9 million to net investment income, respectively, and a net increase of $2.3 million and $2.2 million to income tax expense, respectively. Footnote disclosures for prior year amounts have been amended to be consistent with the restated amounts described above.
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
Recently Issued Accounting Pronouncements
Financial Instruments - Recognition and Measurement
On January 5, 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance requires all equity securities with readily determinable fair values are to be measured at fair value with changes therein required to be recognized through current period earnings. In addition, the new ASU simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and for impaired equity security investments to be measured at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. OneBeacon has taken the fair value election for its portfolio of equity security investments and accordingly, does not expect the adoption of ASU 2016-01 to have a significant impact on its financial statements.
Business Combinations - Measurement Period Adjustments
On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. At the date of an acquisition, fair value of certain assets and liabilities may not be accurately determinable and are therefore recognized at the acquirer's best estimate. Such amounts may be updated as additional information becomes available in periods subsequent to the acquisition for up to one year. Prior to the issuance of this new ASU, subsequent adjustments had to be pushed back to the acquisition date, which required retroactive adjustments to prior period amounts. Under the new guidance, adjustments to provisional amounts that are identified during the measurement period are to be recorded in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015 and should be applied prospectively to adjustments to estimated purchase accounting amounts that occur after the effective date. Early application is permitted. OneBeacon has not recognized any adjustments to estimated purchase accounting amounts for the year ended December 31, 2015.
Short Duration Contracts
In May 2015, the FASB issued ASU 2015-09, Disclosures about Short Duration Contracts (ASC 944) which requires expanded footnote disclosures about loss and LAE reserves. Under the new guidance, some disclosures currently presented outside of OneBeacon’s financial statements, such as loss development tables and a reconciliation of loss development data to the loss and LAE reserves reflected on the balance sheet, will become part of the financial statement footnotes. In addition, the loss development tables required to be presented under the new ASU must be presented on a disaggregated basis by accident year rather than by reporting year as currently presented. Some of the expanded disclosures are new requirements, such as the disclosure of reserves for losses incurred but not reported ("IBNR") plus expected development on reported claims, which must be presented by accident year on a disaggregated basis. The new guidance also requires new disclosures about claim frequency data together with descriptions of the approach used to measure that data. Qualitative descriptions of methodologies and assumptions used to develop IBNR estimates must be presented together with the disaggregated amounts of IBNR to which they relate, along with a discussion of any significant changes in methodology and assumptions and the related effect upon the loss reserves. The new guidance will be effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016 with retrospective restatement of prior periods required. OneBeacon will modify its financial statement footnote disclosures to conform to the requirements of ASU 2015-09 upon adoption, including revisions to prior year’s disclosures.
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
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Imputation of Interest (ASC 835) which requires debt issuance costs related to a recognized debt liability to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. In August 2015, the FASB issued ASU 2015-15, Imputation of Interest (ASC 835)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

which addresses the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-03 and ASU 2015-15 are effective for annual and interim reporting periods beginning after December 15, 2015. OneBeacon does not expect ASU 2015-03 or ASU 2015-15 to impact its financial position, results of operations, or cash flows and will reflect the new presentation upon adoption in the first quarter of 2016.
Amendments to Consolidation Analysis
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (ASC 810) which amends the guidance for determining whether an entity is a VIE. ASU 2015-02 eliminates the separate consolidation guidance for limited partnerships and with it, the presumption that a general partner should consolidate a limited partnership. In addition, ASU 2015-02 changes the guidance for determining if fee arrangements qualify as variable interests and the effect fee arrangements have on the determination of the primary beneficiary. ASU 2015-02 is effective for annual and interim reporting periods beginning after December 15, 2015 and must be applied retrospectively. OneBeacon does not expect ASU 2015-02 to affect the consolidation analysis for any of its existing investments.
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
NOTE 2. Acquisitions and Dispositions
Crop Business
On July 31, 2015, Monsanto Company sold Climate Crop Insurance Agency ("CCIA"), the third party agency with which OneBeacon previously had an exclusive managing general agency agreement, to an affiliate of AmTrust Financial Services, Inc. ("AmTrust"). As a result of the sale, the Company has exited the multiple peril crop insurance ("MPCI") business and its related crop-hail business (collectively, "Crop Business"). As a result of the transaction, OneBeacon and CCIA agreed to an early termination of the existing five year agreement. In connection with the termination of the agreement, OneBeacon received a payment of $3.0 million (pre-tax) recorded in net other revenues (expenses). Also related to the transaction, OneBeacon withdrew its 2016 Plan of Operations, which previously authorized it to write MPCI for the 2016 Reinsurance Year, and affiliates of AmTrust agreed to reinsure the Company’s remaining net Crop Business exposure for the 2015 Reinsurance Year under a related 100% quota share reinsurance agreement which, coupled with other transfer and assignment agreements as well as communications with policyholders and agents, had the effect of assumption reinsurance. As a result of this transaction, the Company has no material net exposure related to the Crop Business.
Runoff Business
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies," on December 23, 2014, OneBeacon completed the sale of its Runoff Business to Armour. As described in Note 18—"Discontinued Operations," the Company recorded the final adjustment to the loss on sale of discontinued operations during the second quarter of 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. Acquisitions and Dispositions

Prior to the closing of the Runoff Transaction, OneBeacon Insurance Company ("OBIC"), one of the entities that was sold upon the closing of the Runoff Transaction and which has since been renamed Bedivere Insurance Company ("Bedivere"), distributed Atlantic Specialty Insurance Company ("ASIC'), an indirect wholly owned insurance subsidiary of the Company at that time, to its immediate parent, as well as cash and investments such that Bedivere contained the target capital on the date of sale pursuant to the stock purchase agreement. In conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. As part of the Runoff Transaction, OneBeacon and Armour entered into a limited Transition Services Agreement (“TSA”), pursuant to which OneBeacon provided certain transition services to Armour, which were substantially completed as of December 31, 2015, with a few peripheral services extended into the first quarter of 2016. See Note 18—"Discontinued Operations" for further information regarding activity reported as discontinued operations during the years ended December 31, 2015, 2014 and 2013.
Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company ("Essentia"), an indirect wholly-owned subsidiary which wrote the collector cars and boats business, to Markel Corporation. Concurrently therewith, OneBeacon and Hagerty Insurance Agency ("Hagerty") terminated their underwriting arrangement with respect to the collector cars and boats business. OneBeacon recognized a pre-tax gain on sale of $23.0 million ($15.0 million after tax) in 2013. In 2015, the Company recognized in net other revenues (expenses) a $3.7 million negative adjustment to the pre-tax gain on sale of Essentia in connection with an assessment from the Michigan Catastrophic Claims Association ("MCCA") payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia. The Company recognized earned premiums for this business of $89.1 million for 2013, and essentially no earned premiums for either 2015 or 2014.
Except as described above, during the years ended December 31, 2015, 2014 and 2013, there were no significant acquisitions or dispositions.
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
Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) IBNR reserves, which include a provision for expected future development on case reserves and for losses that have occurred but for which claims have not yet been reported. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.
Ultimate loss and LAE are generally determined by extrapolation of claim emergence and settlement patterns observed in the past that can reasonably be expected to persist into the future. In forecasting ultimate loss and LAE with respect to any line of business, past experience with respect to that line of business is the primary resource, but cannot be relied upon in isolation. OneBeacon's own experience, particularly claims development experience, such as trends in case reserves, payments on and closings of claims, as well as changes in business mix and coverage limits, is the most important information for estimating its reserves. External data, available from organizations such as statistical bureaus, consulting firms and reinsurance companies, is sometimes used to supplement or corroborate OneBeacon's own experience. External data can be especially useful for estimating costs on newer lines of business (e.g. Surety) or newer business segments (e.g. Programs).
For some lines of business, such as "long-tail" coverages discussed below, claims data reported in the most recent accident or report year is often too limited to provide a meaningful basis for analysis due to the typical delay in reporting and settling of claims. For this type of business, OneBeacon uses an expected loss ratio method for the initial accident year or years. This is a standard and accepted actuarial reserve estimation method in these circumstances in which the loss ratio is selected based upon information used in pricing policies for that line of business, as well as any publicly available industry data, such as industry pricing, experience and trends, for that line of business.

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
Upon completion of each quarterly review, the Company's actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management's best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and actuarially indicated reserve levels in the future. Typically, these factors exist when management and our actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs, legal and regulatory developments, or other volatilities that may arise.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves

Loss and LAE reserve summary
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the years ended December 31, 2015, 2014, and 2013:

	Year ended December 31,
	2015	2014		2013
	($ in millions)
Gross beginning loss and LAE reserves	$1,342.2	$1,054.3		$1,000.0
Less beginning reinsurance recoverable on unpaid losses	(161.6)	(80.2)		(107.3)
Net beginning loss and LAE reserves	1,180.6	974.1		892.7
Loss and LAE incurred from continuing operations relating to:
Current year losses	702.5	725.3		622.1
Prior year losses	(1.8)	89.8		—
Total incurred loss and LAE from continuing operations	700.7	815.1		622.1
Loss and LAE paid from continuing operations relating to:
Current year losses	(202.4)	(199.6)		(188.6)
Prior year losses	(475.1)	(409.0)		(352.1)
Total loss and LAE payments from continuing operations	(677.5)	(608.6)		(540.7)
Net loss and LAE reserves	1,203.8	1,180.6		974.1
Total incurred loss and LAE from discontinued operations	—	(0.7)		78.9
Total loss and LAE payments from discontinued operations	—	(55.1)		(102.3)
Net loss and LAE reserves	1,203.8	1,124.8		950.7
Net change in loss and LAE reserves reported in liabilities held for sale	—	188.4	(1)	23.4	(2)
Net loss and LAE reserves sold	—	(132.6)	(3)	—
Net ending loss and LAE reserves	1,203.8	1,180.6		974.1
Plus ending reinsurance recoverable on unpaid losses	186.0	161.6		80.2
Gross ending loss and LAE reserves	$1,389.8	$1,342.2		$1,054.3
_______________________________________________________________________________

(1)	Consists of the change in net loss and LAE reserves of $188.4 million, representing the balances classified as held for sale as December 31, 2013, in connection with the Runoff Transaction.

(2)
Consists of changes in net loss and LAE reserves to $188.4 million from $211.8 million, which amounts were classified as held for sale as of December 31, 2013 and 2012, respectively, in connection with the Runoff Transaction.

(3) Relates to the Runoff Transaction, which closed on December 23, 2014.
Loss and LAE development
Loss and LAE development—2015
Net favorable prior year loss and LAE reserve development was $1.8 million during the year ended December 31, 2015, primarily attributable to favorable development from several businesses, most notably Technology, and to a lesser extent, from Collector Cars and Boats, Specialty Property and Financial Services, along with certain other businesses. This favorable development was mostly offset by unfavorable development due to several large losses and an increase in small to mid-size claims in Entertainment, and to a lesser extent, unusually heavy loss activity of both large and small claims in Ocean Marine, as well as moderate unfavorable development from certain other businesses.
Loss and LAE development—2014
Net unfavorable prior year loss and LAE reserve development was $89.8 million during the year ended December 31, 2014, of which $75.5 million related to the 2014 fourth quarter reserve increase described below. Of the net unfavorable loss and LAE reserve development resulting from the 2014 fourth quarter reserve increase, $31.9 million related to the Other Professional Lines driven primarily by lawyers professional liability, and $11.6 million related to Entertainment resulting from several large losses. The remaining net unfavorable prior year loss and LAE reserve development for 2014 primarily related to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves

unfavorable development recognized prior to the 2014 fourth quarter also in our Other Professional Lines (including lawyers professional liability) and Management Liability businesses, offset in part by favorable development in our Healthcare business. See the table below for a breakout of development by underwriting operating segment.
2014 Fourth Quarter Reserve Increase
Through the first nine months of 2014, the Company recorded $14.3 million of unfavorable loss and LAE reserve development, driven by greater-than-expected large loss activity in several underwriting operating segments, primarily in the Other Professional Lines and Management Liability underwriting operating segments. This large loss activity, which occurred mostly during the second and third quarters of 2014, also impacted the 2014 current accident year loss and LAE estimates. Additionally, the Company incurred higher-than-usual claim coverage determination costs, a component of LAE expenses, during the first nine months of 2014. Other underwriting operating segments also reported increased claim activity, including Entertainment, Government Risks and Accident.
Since the increased level of loss and LAE activity continued into the early part of the fourth quarter of 2014, the high level of activity in the second and third quarters no longer seemed to be isolated occurrences. As such, during the fourth quarter of 2014, the Company enhanced its actuarial and claims review in several areas. The Company isolated the recent large loss activity in each of its underwriting operating segments and examined the emergence of large losses relative to the timing and amounts of expected large losses. The Company also conducted additional analyses in the lawyers' professional liability Line within the Other Professional Lines underwriting operating segment. These new analyses included a claim level review and the application of additional actuarial methods and loss development assumptions. The results of these analyses indicated that the assumed tail risk included in the loss development patterns used to record IBNR reserves for this line were insufficient and needed to be increased for remaining long-tail exposures. The Company's claims and actuarial staff also conducted an in-depth review of coverage determination, litigation, and other claim-specific adjusting expenses as a result of an emerging trend of increased expenses in these areas over then-recent quarters, particularly coverage determination expenses. This review concluded that the ultimate costs of these loss adjustment expenses were larger than previously estimated, causing management to record an increase in estimated LAE expenses, primarily in the Other Professional Lines, Management Liability and Financial Services underwriting operating segments. Finally, the Company also recorded unfavorable prior year development in other underwriting units, including Entertainment and Government Risks. The unfavorable loss development in Entertainment and Government Risks resulted from heavier than expected claim activity during the fourth quarter of 2014, predominantly in the general liability and commercial auto liability lines.
As a result of these enhanced actuarial and claim reviews conducted during the fourth quarter of 2014 and in order to fully reflect these recent trends, the Company recorded a $109.2 million increase in loss and LAE reserves, which included a $75.5 million increase in prior accident year loss and LAE reserves and a $33.7 million increase in the current accident year loss and LAE reserves which were previously recorded at September 30, 2014. The components of the 2014 fourth quarter reserve increase and the net loss and LAE development for the full year are provided below:

	2014 Fourth Quarter Reserve Increase			Full Year 2014 Net Prior Year Development
Underwriting Operating Segment	Current Accident Year	Prior Accident Years	Total
Other Professional Lines	$11.1	$31.9	$43.0	$42.2
Management Liability	6.6	8.4	15.0	16.4
Financial Services	2.0	6.5	8.5	6.5
Healthcare	3.2	(0.4)	2.8	(6.0)
Specialty Property	(1.1)	5.7	4.6	1.1
Crop	3.8	—	3.8	—
Other	2.8	(0.4)	2.4	1.6
Specialty Products	28.4	51.7	80.1	61.8

Entertainment	1.5	11.6	13.1	13.5
Government Risks	1.2	7.1	8.3	8.5
Accident	—	3.5	3.5	6.0
Other	2.6	1.6	4.2	—
Specialty Industries	5.3	23.8	29.1	28.0
Total	$33.7	$75.5	$109.2	$89.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves

As noted above, the Company increased its provision for 2014 current accident year losses and LAE by $33.7 million in the fourth quarter of 2014. In recording the change in estimate of its loss and LAE reserve provision for the 2014 accident year, the Company considered the results of the enhanced actuarial and claim review and the fact that reported large claims were approaching estimated ultimate large losses sooner than originally expected. Of the $33.7 million increase, $29.9 million reflects an increase in management's best estimate of current year loss and LAE as of December 31, 2014 from those amounts recorded in the first nine months of 2014. This increase primarily affected the Other Professional Lines and Management Liability underwriting operating segments, which represented $17.7 million of the total provision. The remaining increase was primarily related to a $3.8 million increase in estimated losses in the Crop underwriting operating segment from higher-than-expected reports of crop losses that emerged in the fourth quarter of 2014.
Loss and LAE development—2013
During the year ended December 31, 2013, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves. The Company experienced unfavorable development primarily related to the property line in Specialty Property, Entertainment (primarily, general liability), and the A&H line within the Accident underwriting operating segment. This amount was offset by favorable development in other liability (claims made) within the managed care E&O business included in the Healthcare underwriting operating segment, and in the Ocean Marine underwriting operating segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

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
The effects of reinsurance on OneBeacon's insurance subsidiaries' written and earned premiums and on loss and LAE, excluding the Runoff Business, were as follows:

	Year ended December 31,
	2015		2014		2013
	($ in millions)
Written premiums:
Direct	$1,279.9		$1,257.5		$1,103.1
Assumed	36.0		65.9		59.8
Ceded	(179.3)	(1)	(106.5)		(74.3)
Net written premiums	$1,136.6		$1,216.9		$1,088.6
Earned premiums:
Direct	$1,298.0		$1,209.1		$1,043.3
Assumed	45.9		70.9		148.5	(2)
Ceded	(167.7)	(1)	(102.9)		(71.4)
Net earned premiums	$1,176.2		$1,177.1		$1,120.4
Loss and LAE:
Direct	$783.0		$778.7	(3)	$584.9
Assumed	55.7		115.7	(3)	76.3	(2)
Ceded	(138.0)	(1)	(79.3)		(39.1)
Net loss and LAE	$700.7		$815.1		$622.1
_______________________________________________________________________________

(1)
During the year ended December 31, 2015, the Company recorded ceded written premiums of $33.3 million, ceded earned premiums of $33.3 million and ceded loss and loss adjustment expenses of $33.4 million as a result of the exit of the Crop Business due to the 100% quota share reinsurance agreement with AmTrust.

(2)
Includes assumed earned premiums and loss and LAE of $89.1 million and $41.9 million, respectively, related to the collector cars and boats business which although exited on January 1, 2013, was assumed on a runoff basis from Essentia.

(3)
Direct and Assumed Loss and LAE, for the year ended December 31, 2014, has been revised from the prior year's presentation to appropriately reflect Direct and Assumed Loss and LAE for that period. Direct Loss and LAE was decreased by $52 million and offset by an increase of $52 million in Assumed Loss and LAE. This revision, which had no impact on net income, was not material and has been presented correctly in the table above to improve comparability.

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
The Company uses models (primarily AIR Worldwide (AIR) Touchstone version 3.0) to estimate potential losses from catastrophes. The Company use the model output in conjunction with other data to manage its exposure to catastrophe losses based on a probable maximum loss (PML) forecast to quantify its exposure to an extreme catastrophe event.
OneBeacon utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to large catastrophe losses. Effective May 1, 2015, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2016. The program provides coverage for OneBeacon's property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained with 95.0% of the next $10.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

million of losses and 100.0% of the next $100.0 million of losses resulting from the catastrophe being reinsured. Any part of the catastrophe loss in excess of $130.0 million would be retained in full. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.
OneBeacon's current third party reinsurance programs provide varying degrees of coverage for terrorism events. The Company's overall terrorism exposure is impacted by the Terrorism Risk Insurance Program (the “Terrorism Act”), which is a federal program administered by the Department of the Treasury that provides for a shared system of public and private compensation for commercial property and casualty losses resulting from events that reach the threshold for losses ($120 million in 2016 and increasing $20 million in subsequent years until the threshold becomes $200 million in 2020) and are certified as an act of terrorism by the U.S. Secretary of the Treasury, in concurrence with the Secretary of Homeland Security and the Attorney General of the United States. The Terrorism Act limits the industry's aggregate liability for losses from certified terrorist acts by requiring the federal government to share a set amount of losses (84% in 2016 and decreasing 1% annually in subsequent years until it reaches a floor of 80% in 2020) once a company meets a specific retention or deductible as determined by its prior year's direct written premiums. It also limits the aggregate liability to be paid by the government and industry without further action by Congress to $100 billion. In exchange for this backstop, primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as defined in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.
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
OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $120 million in 2016. The federal government will pay 84% of covered terrorism losses that exceed the Company's or the industry's retention levels in 2016, up to a total of $100 billion. As indicated above, the Company's 16% copay will increase annually beginning in 2016 by 1% until it reaches a limit of 20% in 2020.
In addition to the corporate catastrophe reinsurance protection, the Company also purchases dedicated reinsurance protection for certain lines of business. OneBeacon specialty property underwriting operating segment purchases a dedicated property catastrophe program providing 100% coverage for $34.0 million of loss in excess of $6.0 million of loss, which inures to the benefit of the broader property catastrophe reinsurance program described previously. This treaty limit cannot be reinstated.
OneBeacon also purchases property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures 100% of losses in excess of $3.0 million, which represents a retention decrease from $5.0 million for the previous periods property-per-risk program, up to $100.0 million. Individual risk facultative reinsurance is purchased above $100.0 million. The property-per-risk treaty provides one limit of reinsurance protection for losses in excess of $3.0 million up to $100.0 million on an individual risk basis for certified acts of terrorism committed on behalf of any foreign person or foreign interest. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.
OneBeacon also maintains a casualty reinsurance program that provides protection for individual policies involving general liability, automobile liability, professional liability or umbrella liability. OneBeacon's healthcare professional liability treaty covers losses in excess of $3.0 million up to $10.0 million. All other casualty business is covered in a separate treaty covering losses in excess of $3.0 million up to $11.0 million. Losses in excess of $10.0 million for business subject to the healthcare professional liability treaty up to $20.0 million, and losses in excess of $11.0 million for all other casualty business up to $21.0 million are 100% reinsured by a combined Second Casualty Excess of Loss treaty layer. OneBeacon also purchases a treaty to protect against large workers compensation losses that provides coverage for 100% of the loss in excess of $2.0 million up to $10.0 million per occurrence. Additionally, for casualty, surety and/or workers compensation catastrophe losses, OneBeacon maintains a dedicated clash treaty, which provides coverage in the event that one loss event results in two or more

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

claims, that covers losses in excess of $10.0 million up to $60.0 million for workers compensation and in excess of $10.0 million up to $40.0 million for casualty and surety losses.
OneBeacon purchases a per occurrence treaty for marine business – both inland and ocean – that protects against large occurrences, whether a single large claim or a catastrophe. The marine treaty attaches at $2.5 million per occurrence. The first layer of the marine treaty is $7.5 million in excess of $2.5 million, with an annual aggregate deductible of $5.0 million for catastrophe losses. Coverage is provided up to $60.0 million. Retained catastrophe losses are subject to the corporate catastrophe treaty. Individual risk losses from inland marine exceeding $20.0 million are subject to the corporate property per risk treaty. Reinstatement premiums are paid in full or in part depending on the layer and the occurrence if the coverage is attached.
OneBeacon also purchases reinsurance for its surety underwriting operating segment. Effective October 1, 2015, this treaty covers 100% of losses in excess of $5.0 million up to $50.0 million per bond and up to $100.0 million in aggregate.
Additionally, effective January 1, 2015, OneBeacon placed an HMO/Provider Excess reinsurance agreement providing unlimited coverage excess of $5.0 million per member in two layers with no aggregate coverage maximum.
Effective June 1, 2015, OneBeacon also purchased reinsurance on its film completion bond business included in the Entertainment underwriting operating segment in excess of $2.0 million up to $35.0 million in three layers, with a facultative treaty layer providing coverage up to $60.0 million as needed.
On July 31, 2015, OneBeacon reinsured 100% of its net retained losses for both its MPCI and crop-hail business by entering into a quota share reinsurance agreement with an insurance operating affiliate of AmTrust for the remaining net exposure to the 2015 Crop reinsurance year. See Note 2—"Acquisitions and Dispositions" for further detail.
Reinsurance Recoverables
As of December 31, 2015, OneBeacon had reinsurance recoverable on paid losses of $7.5 million and reinsurance recoverables on unpaid losses of $186.0 million. As reinsurance contracts do not relieve OneBeacon of its obligations, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table summarizes Standard & Poor's Financial Services, LLC ("Standard & Poor's") ratings for OneBeacon's reinsurers for its continuing insurance operations, excluding industry pools and associations, based upon reinsurance recoverable amounts on paid and unpaid losses and LAE:

	Balance at December 31, 2015		% of total
Standard & Poor's Rating(1):	($ in millions)
AA	$41.7		22%
A	126.2		65%
BBB, Not Rated and Other	25.6	(2)	13%
Total reinsurance recoverables	$193.5		100%
_______________________________________________________________________________

(1)	Standard & Poor's ratings as detailed above are "AA" (Very strong), "A" (Strong) and "BBB" (Adequate).

(2)	Includes reinsurance recoverable on unpaid losses from Bedivere of $20.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

NOTE 5. Investment Securities
OneBeacon's net investment income is comprised primarily of interest income associated with OneBeacon's fixed maturity investments, dividend income from its common equity securities and other investments, and interest income from its short-term investments. Other investments primarily include hedge funds, private equity funds, and convertible fixed maturity investments as well as surplus notes beginning in 2014. Net investment income for the years ended December 31, 2015, 2014, and 2013 consisted of the following:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Fixed maturity investments	$43.8	$41.8	$40.6
Short-term investments	—	—	—
Common equity securities	6.1	6.5	6.2
Other investments	1.0	2.1	3.0
Gross investment income	50.9	50.4	49.8
Less investment expenses	(5.0)	(7.0)	(6.8)
Net investment income, pre-tax	$45.9	$43.4	$43.0
The composition of net realized investment gains consisted of the following:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Fixed maturity investments	$2.0	$6.6	$2.1
Short-term investments	—	—	—
Common equity securities	33.8	53.9	36.1
Other investments	11.4	9.2	6.0
Net realized investment gains, pre-tax	47.2	69.7	44.2
Income taxes	(9.1)	(21.0)	(20.5)
Net realized investment gains, after tax	$38.1	$48.7	$23.7
OneBeacon recognized gross realized investment gains of $64.2 million, $75.0 million and $70.1 million and gross realized investment losses of $17.0 million, $5.3 million and $25.9 million on sales and other-than-temporary impairment charges on investment securities during the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015 and 2014, OneBeacon reported $30.5 million, and $7.2 million, respectively, in accounts receivable on unsettled investment sales and $0.5 million in accounts payable on unsettled investment purchases as of December 31, 2014 and none as of December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The net changes in fair value for the years ended December 31, 2015, 2014, and 2013 are as follows:

	Year ended December 31, 2015
	Changes in net unrealized investment gains(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$(15.7)	$—	$(15.7)
Short-term investments	—	—	—
Common equity securities	(33.2)	0.2	(33.0)
Other investments	(33.6)	—	(33.6)
Net change, pre-tax	$(82.5)	$0.2	$(82.3)

	Year ended December 31, 2014
	Changes in net unrealized investment gains(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$1.9	$—	$1.9
Short-term investments	—	(0.1)	(0.1)
Common equity securities	(32.6)	(0.3)	(32.9)
Other investments	1.8	—	1.8
Net change, pre-tax	$(28.9)	$(0.4)	$(29.3)

	Year ended December 31, 2013
	Changes in net unrealized investment gains(1)	Changes in net foreign currency translation gains (losses)(1)	Total net changes in fair value reflected in revenues(1)
	($ in millions)
Fixed maturity investments	$(34.4)	$—	$(34.4)
Short-term investments	0.1	—	0.1
Common equity securities	32.0	0.1	32.1
Other investments	7.4	—	7.4
Net change, pre-tax	$5.1	$0.1	$5.2
_______________________________________________________________________________
(1) Includes pre-tax changes in net deferred gains and losses on sales of investments between OneBeacon and entities under White Mountains' common control of $(0.8) million for the year ended December 31, 2013. There were no such changes in net deferred gains and losses for the years ended December 31, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	($ in millions)
Investment securities:
Gross unrealized investment gains	$46.5	$104.7
Gross unrealized investment losses	(33.2)	(8.9)
Total net unrealized investment gains, pre-tax	13.3	95.8
Income taxes	(6.5)	(26.9)
Total net unrealized investment gains, after tax	$6.8	$68.9
The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency losses and carrying values of OneBeacon's fixed maturity investments as of December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$85.4	$—	$(0.1)	$—	$85.3
Debt securities issued by industrial corporations	810.8	4.1	(4.5)	—	810.4
Municipal obligations	67.7	1.5	(0.2)	—	69.0
Asset-backed securities	1,035.1	1.3	(4.5)	—	1,031.9
Foreign government obligations	1.0	0.2	—	—	1.2
Preferred stocks	78.3	4.4	—	—	82.7
Total fixed maturity investments	$2,078.3	$11.5	$(9.3)	$—	$2,080.5

	December 31, 2014
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency losses	Carrying value
	($ in millions)
U.S. Government and agency obligations	$38.0	$—	$—	$—	$38.0
Debt securities issued by industrial corporations	787.7	11.5	(1.0)	—	798.2
Municipal obligations	62.4	1.4	(0.1)	—	63.7
Asset-backed securities	814.4	1.5	(1.5)	—	814.4
Foreign government obligations	1.0	0.3	—	—	1.3
Preferred stocks	78.3	5.9	—	—	84.2
Total fixed maturity investments	$1,781.8	$20.6	$(2.6)	$—	$1,799.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost and carrying value of OneBeacon's fixed maturity investments as of December 31, 2015 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2015
	Cost or amortized cost	Carrying value
	($ in millions)
Due in one year or less	$154.4	$154.8
Due after one year through five years	678.1	678.2
Due after five years through ten years	115.2	115.0
Due after ten years	17.2	17.9
Asset-backed securities	1,035.1	1,031.9
Preferred stocks	78.3	82.7
Total	$2,078.3	$2,080.5
The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency gains and carrying values of OneBeacon's common equity securities and other investments as of December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$295.0	$12.7	$(9.0)	$—	$298.7
Other investments	135.6	22.3	(14.9)	—	143.0
Total common equity securities and other investments	$430.6	$35.0	$(23.9)	$—	$441.7

	December 31, 2014
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains	Carrying value
	($ in millions)
Common equity securities	$283.2	$39.3	$(2.4)	$(0.1)	$320.0
Other investments	162.9	44.8	(3.9)	—	203.8
Total common equity securities and other investments	$446.1	$84.1	$(6.3)	$(0.1)	$523.8
Sales and maturities of investments, excluding short-term investments and other investments, totaled $1,371.5 million, $2,585.1 million and $1,841.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. There were no non-cash exchanges or involuntary sales of investment securities during the years ended December 31, 2015, 2014 and 2013.
OneBeacon's consolidated insurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totaled $82.1 million and $63.4 million, respectively, as of December 31, 2015 and 2014.
As of December 31, 2015 and 2014, investments of $2.2 million and $2.7 million, respectively, were held in a trust required to be maintained to comply with New York surplus lines regulations and investments of $5.4 million and $3.3 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

respectively, were held in a trust required to be maintained in relation to a reinsurance agreement with Star & Shield Insurance Exchange.
As of December 31, 2015 and 2014, the Company held unrestricted collateral from its customers, which is included in cash and invested assets, relating to its Surety business of $137.7 million and $81.0 million, respectively.
The following table summarizes the ratings of OneBeacon's corporate debt securities as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	($ in millions)
AA(1)	$42.7	$57.9
A(1)	265.4	328.1
BBB(1)	502.3	409.2
Not rated	—	3.0
Debt securities issued by corporations	$810.4	$798.2
_______________________________________________________________________________

(1)	Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor’s and 2) Moody’s Investor Service (“Moody’s”).
Fair value measurements
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). Quoted prices in active markets for identical assets or liabilities have the highest priority ("Level 1"), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities ("Level 2") and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority ("Level 3"). As of December 31, 2015 and 2014, approximately 92% and 90%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.
Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments, which has been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government obligations and preferred stocks. Investments valued using Level 2 inputs also include convertible fixed maturity investments and certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund's published NAV to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include OneBeacon's investments in surplus notes, hedge funds and private equity funds, as well as certain investments in fixed maturity investments and common equity securities, where quoted market prices are unavailable or are not considered reasonable. OneBeacon determines when transfers between levels have occurred as of the beginning of the period.

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
Mortgage and asset-backed securities: The fair value of mortgage and asset backed securities is determined from an evaluated pricing model that uses information from market sources and leveraging similar securities. Key inputs include benchmark yields, reported trades, underlying tranche cash flow data, collateral performance, plus new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including issuer, vintage, loan type, collateral attributes, prepayment speeds, default rates, recovery rates, cash flow stress testing, credit quality ratings and market research publications.
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
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as Level 3 under the fair value hierarchy since the fund managers do not provide sufficient information to independently evaluate the pricing inputs and methods for each underlying investment, and therefore the inputs are considered to be unobservable. As of December 31, 2015 and 2014, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds. Also classified as Level 3 under the fair value hierarchy are surplus notes provided in conjunction with the financing of the Runoff Transaction which are measured at their estimated fair value based on discounted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

expected cash flows using information as of the measurement date, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains.
As of both December 31, 2015 and 2014, other investments reported at fair value represented approximately 5% and 7%, respectively, of the total investment portfolio and consisted of the following:

($ in millions)	December 31, 2015	December 31, 2014
Hedge funds(1)	$16.4	$42.3
Private equity funds(2)	46.1	60.1
Total hedge funds and private equity funds	62.5	102.4
Surplus notes (par value $101.0)(3)	51.5	65.1
Investment in community reinvestment vehicle	14.3	14.3
Convertible fixed maturity investments	—	5.0
Trust certificates	—	0.2
Total other investments(4)	$128.3	$187.0
_______________________________________________________________________________

(1)	Consists of 4 hedge funds and 7 hedge funds as of December 31, 2015 and 2014, respectively.

(2)	Consists of 17 private equity funds as of both December 31, 2015 and 2014.

(3)	The decrease in the fair value of the surplus notes during the year ended December 31, 2015 was primarily due to widening of non-investment grade credit spreads.

(4)
Excludes the carrying value of $14.7 million and $16.8 million as of December 31, 2015 and 2014, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

The largest investment in a single hedge fund or private equity fund was $12.9 million and $15.8 million as of December 31, 2015 and 2014, respectively.
As of December 31, 2015 and 2014, OneBeacon held one private preferred stock that represented approximately 85% and 84%, respectively, of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.
Surplus Notes
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $51.5 million and $65.1 million as of December 31, 2015 and 2014, respectively. The surplus notes, issued by one of the transferred entities, Bedivere (“Issuer”), were in the form of both seller priority and pari passu notes.
The internal valuation model used to estimate the fair value is based on discounted expected cash flows using information as of the measurement date. The estimated fair value of the surplus notes is sensitive to changes in treasury rates and public debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes – based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. As of December 31, 2015 and 2014, the Company has assumed for estimating value purposes that interest payouts begin in year five (2020) and principal repayments begin on a graduating basis in year ten (2025) for the seller priority note and year fifteen (2030) for the pari passu note. Although these variables involve considerable judgment, the Company does not currently expect any resulting changes in the estimated value of the surplus notes to be material to its financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value of the surplus notes as of December 31, 2015 and 2014:

	Type of Surplus Note		Total as of December 31, 2015
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	(0.4)	(14.7)	(15.1)
Regulatory approval(2)	(11.7)	(12.5)	(24.2)
Liquidity adjustment(3)	(7.8)	(2.4)	(10.2)
Total	(19.9)	(29.6)	(49.5)
Fair value(4)	$38.0	$13.5	$51.5

	Type of Surplus Note		Total as of December 31, 2014
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	1.6	(8.2)	(6.6)
Regulatory approval(2)	(4.6)	(8.0)	(12.6)
Liquidity adjustment(3)	(11.0)	(5.7)	(16.7)
Total	(14.0)	(21.9)	(35.9)
Fair value	$43.9	$21.2	$65.1
_______________________________________________________________________________

(1)
Represents the value of the surplus notes, at current market yields on comparable publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% RBC score.

(2)
Represents anticipated delay in securing regulatory approvals of interest and principal payments to reflect graduated changes in Issuer's statutory surplus. The monetary impact of the anticipated delay is measured based on credit spreads of public securities with roughly equivalent percentages of discounted payments missed.

(3)	Represents impact of liquidity spread to account for OneBeacon's sole ownership of the notes, lack of a trading market, and ongoing regulatory approval risk.

(4)	The decrease in the fair value of the surplus notes during the year ended December 31, 2015 was primarily due to widening of non-investment grade credit spreads.
Fair value measurements by level
The following tables summarize the Company's fair value measurements for investments as of December 31, 2015 and 2014 by level. The major security types were based on the legal form of the securities, with a separate break-out for convertible fixed maturity investments held as of December 31, 2014 as they may react similar to either debt securities or equity securities, depending on prevailing market conditions. OneBeacon has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing asset-backed securities vary depending on the nature of the issuing entity type. OneBeacon further disaggregates debt securities issued by corporations and equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, OneBeacon has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications the Company uses to evaluate investment risk and performance against commonly used benchmarks, such as the Barclays Intermediate Aggregate and S&P 500 indices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	Fair value at December 31, 2015	Level 1	Level 2	Level 3
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$85.3	$85.3	$—	$—
Debt securities issued by corporations:
Consumer	218.3	—	218.3	—
Healthcare	136.2	—	136.2	—
Industrial	121.8	—	121.8	—
Financial	116.0	—	116.0	—
Energy	75.2	—	75.2	—
Communications	46.0	—	46.0	—
Utilities	42.2	—	42.2	—
Technology	28.9	—	28.9	—
Basic materials	25.8	—	25.8	—
Debt securities issued by corporations	810.4	—	810.4	—
Municipal obligations	69.0	—	69.0	—
Asset-backed securities	1,031.9	—	1,031.9	—
Foreign government obligations	1.2	0.6	0.6	—
Preferred stocks	82.7	—	12.7	70.0
Fixed maturity investments	2,080.5	85.9	1,924.6	70.0
Short-term investments	69.2	69.2	—	—
Common equity securities:
Exchange Traded Funds(1)	183.3	162.0	21.3	—
Consumer	38.2	38.2	—	—
Communications	23.9	23.9	—	—
Health Care	19.6	19.6	—	—
Technology	14.7	14.7	—	—
Industrial	14.5	14.5	—	—
Financials	4.5	4.5	—	—
Common equity securities	298.7	277.4	21.3	—
Other investments(2)	128.3	—	—	128.3
Total(1)(2)	$2,576.7	$432.5	$1,945.9	$198.3
_______________________________________________________________________________

(1)	ETF's traded on foreign exchanges are priced using the fund’s published NAV to account for the difference in market close times and are therefore designated as level 2 measurements.

(2)
Excludes the carrying value of $14.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	Fair value at December 31, 2014	Level 1	Level 2	Level 3
	($ in millions)
Fixed maturity investments:
U.S. Government and agency obligations	$38.0	$38.0	$—	$—
Debt securities issued by corporations:
Consumer	174.9	—	174.9	—
Financial	148.6	—	148.6	—
Healthcare	111.9	—	111.9	—
Industrial	104.8	—	104.8	—
Communications	74.9	—	74.9	—
Basic materials	56.4	—	53.5	2.9
Energy	53.5	—	53.5	—
Utilities	44.2	—	44.2	—
Technology	29.0	—	29.0	—
Debt securities issued by corporations	798.2	—	795.3	2.9
Asset-backed securities	814.4	—	814.4	—
Preferred stocks	84.2	—	13.1	71.1
Municipal obligations	63.7	—	63.7	—
Foreign government obligations	1.3	0.7	0.6	—
Fixed maturity investments	1,799.8	38.7	1,687.1	74.0
Short-term investments	202.2	201.7	0.5	—
Common equity securities:
Consumer	75.2	75.2	—	—
Financials	72.4	72.4	—	—
Industrial	48.3	48.3	—	—
Health Care	46.5	46.5	—	—
Communications	24.4	24.4	—	—
Technology	20.6	20.6	—	—
Energy	15.6	15.6	—	—
Basic Materials	9.9	9.9	—	—
Utilities	5.1	5.1	—	—
Other	2.0	2.0	—	—
Common equity securities	320.0	320.0	—	—
Other investments(1)	187.0	—	5.0	182.0
Total(1)	$2,509.0	$560.4	$1,692.6	$256.0
_______________________________________________________________________________

(1)
Excludes the carrying value of $16.8 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Rollforwards of Fair Value Measurements by Level
The following tables summarize the changes in OneBeacon’s fair value measurements by level for the year ended December 31, 2015 and 2014:

			Level 3 Investments
($ in millions)	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Common equity securities	Other investments(1)	Total(1)(2)
Balance at January 1, 2015	$358.7	$1,692.1	$74.0	$—	$182.0	$2,306.8
Amortization/accretion	—	(13.2)	—	—	—	(13.2)
Net realized and change in unrealized gains	1.3	(12.7)	(1.1)	—	(22.6)	(35.1)
Purchases	638.0	985.7	34.0	—	3.4	1,661.1
Sales	(634.7)	(742.9)	—	—	(34.5)	(1,412.1)
Transfers in	—	36.9	—	—	—	36.9
Transfers out	—	—	(36.9)	—	—	(36.9)
Balance at December 31, 2015	$363.3	$1,945.9	$70.0	$—	$128.3	$2,507.5
_______________________________________________________________________________

(1)
Excludes the carrying value of $14.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of December 31, 2015.

(2)	Excludes short-term investments.

			Level 3 Investments
($ in millions)	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Common equity securities	Other investments(1)	Total(1)(2)
Balance at January 1, 2014	$469.5	$1,753.1	$81.9	$0.1	$119.9	$2,424.5
Amortization/accretion	0.1	(11.0)	—	—	—	(10.9)
Net realized and change in unrealized gains	22.1	5.2	1.1	0.4	11.9	40.7
Purchases	752.1	1,625.1	41.7	—	68.7	2,487.6
Sales	(886.2)	(1,729.9)	—	(0.5)	(18.5)	(2,635.1)
Exchanges	1.1	(3.1)	2.0	—	—	—
Transfers in	—	52.7	—	—	—	52.7
Transfers out	—	—	(52.7)	—	—	(52.7)
Balance at December 31, 2014	$358.7	$1,692.1	$74.0	$—	$182.0	$2,306.8
_______________________________________________________________________________

(1)
Excludes the carrying value of $16.8 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of December 31, 2014.

(2)	Excludes short-term investments.
There were no “Transfers in” to Level 3 fixed maturity investments for the years ended December 31, 2015 and 2014. During the third quarter of 2014, one convertible fixed maturity investment that was classified within Level 2 was exchanged for common shares and a corporate debt security of the same entity. As of December 31, 2014, the common shares are classified within Level 1 since a quoted market price was available. As of December 31, 2014, the corporate debt security is classified within Level 3 since the fair value based upon observable market inputs has been adjusted to reflect a liquidity discount.
“Transfers out” of Level 3 fixed maturity investments was comprised of $18.1 million in residential mortgage backed securities, $10.3 million in commercial mortgage backed securities, $5.6 million in asset backed securities and $2.9 million in corporate debt securities for the year ended December 31, 2015, all of which were recategorized as Level 2 measurements when quoted market prices that were considered reliable and could be validated against alternative sources became available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

“Transfers out” of Level 3 fixed maturity investments was comprised of $28.1 million in residential mortgage backed securities, $13.7 million in commercial mortgage backed securities and $10.9 million in asset backed securities for the year ended December 31, 2014, all of which were recategorized as Level 2 measurements when quoted market prices that were considered reliable and could be validated against alternative sources became available.
The following table summarizes the change in net unrealized gains or losses for assets designated as Level 3 for the year ended December 31, 2015, 2014, and 2013:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Fixed maturity investments	$(1.1)	$1.1	$(1.5)
Short-term investments	—	—	—
Common equity securities	—	—	—
Other investments	(33.7)	6.2	6.3
Total	$(34.8)	$7.3	$4.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Significant Unobservable Inputs
As previously described, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing models and both observable and unobservable inputs.

The following summarizes significant unobservable inputs used in estimating the fair value of fixed maturity investments and other investments classified within Level 3 other than hedge funds and private equity funds as of December 31, 2015 and 2014. The fair value of investments in hedge funds and private equity funds, which are classified with Level 3, are estimated using the net asset value of the funds.

($ in millions)	As of December 31, 2015
Description	Fair Value	Rating(1)	Valuation Technique	Unobservable Inputs	Input

Preferred stock(2)	$70.0	N/R	Par value(3)	Issuer's intent to call	$70.0
Surplus notes:					16.1%
- Seller priority note	$38.0	N/R	Discounted cash flow	Discount rate(4)	13.0%
				Timing of interest payments(5)	5 years
				Timing of principal payments(5)	10 years
- Pari passu note	$13.5	N/R	Discounted cash flow	Discount rate(6)	22.4%
				Timing of interest payments(5)	5 years
				Timing of principal payments(5)	15 years

($ in millions)	As of December 31, 2014
Description	Fair Value	Rating(1)	Valuation Technique	Unobservable Inputs	Input

Preferred stock(2)	$71.1	N/R	Discounted cash flow	Discount yield	7.1%
Surplus notes:					11.0%
- Seller priority note	$44.0	N/R	Discounted cash flow	Discount rate(4)	9.3%
				Timing of interest payments(5)	5 years
				Timing of principal payments(5)	10 years
- Pari passu note	$21.1	N/R	Discounted cash flow	Discount rate(6)	13.5%
				Timing of interest payments(5)	5 years
				Timing of principal payments(5)	15 years
Debt securities issued by corporations(2)	$2.9	N/R	Discounted cash flow	Illiquidity discount(7)	10.0%
_________________________________________________________________________

(1)	Credit ratings, if rated, are assigned based on the following hierarchy: 1) Standard & Poor's and 2) Moody's

(2)	As of December 31, 2015 and 2014, the preferred stock and debt securities issued by corporations categories each consist of one security.

(3)	Valuation based on issuer's intent as of December 31, 2015 to call the security in the near term.

(4)
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

(5)
As of December 31, 2015 and 2014, the Company has assumed for estimating the fair value that that interest payouts begin in year five and principal repayments begin on a graduated basis in year ten for the seller priority note and year fifteen for the pari passu note.

(6)
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

(7)	Judgmentally determined based on the Company's limited trading ability of the issuer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Asset-backed Securities
OneBeacon purchases commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS") to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency CMBS are generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed rate and floating rate CMBS as of December 31, 2015. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of December 31, 2015, on average less than 1% of the underlying loans were reported as non-performing for both agency and non-agency CMBS held by OneBeacon. OneBeacon is not an originator of residential mortgage loans. OneBeacon did not hold any RMBS categorized as sub-prime as of December 31, 2015. OneBeacon's investments in hedge funds and private equity funds contain negligible amounts of sub-prime mortgage-backed securities as of December 31, 2015. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2015, OneBeacon did not hold any mortgage-backed securities that were classified as non-prime. OneBeacon's non-agency RMBS portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, with the exception of $39.6 million of non-agency RMBS resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency RMBS security.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the carrying value of OneBeacon's asset-backed securities as of December 31, 2015 and 2014:

	December 31,
	2015			2014
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$220.5	$220.5	$—	$259.2	$259.2	$—
FNMA	1.4	1.4	—	1.9	1.9	—
FHLMC	3.1	3.1	—	—	—	—
Total agency(1)	225.0	225.0	—	261.1	261.1	—
Non-agency:
Residential (RMBS)	132.7	132.7	—	67.4	67.4	—
Commercial (CMBS)	140.4	140.4	—	96.7	96.7	—
Total non-agency	273.1	273.1	—	164.1	164.1	—
Total mortgage-backed securities	498.1	498.1	—	425.2	425.2	—
Other asset-backed securities:
Credit card receivables	202.7	202.7	—	197.6	197.6	—
Vehicle receivables	255.6	255.6	—	145.8	145.8	—
Other	75.5	75.5	—	45.8	45.8	—
Total other asset-backed securities	533.8	533.8	—	389.2	389.2	—
Total asset-backed securities	$1,031.9	$1,031.9	$—	$814.4	$814.4	$—
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2015 are as follows:

	Fair Value	Security Issuance Year
		2004	2005	2006	2008	2010	2011	2012	2013	2014	2015
	($ in millions)
Total non-agency RMBS	$132.7	$16.7	$8.6	$3.9	$3.6	$15.2	$13.5	$9.8	$14.0	$47.4	$—
Total non-agency CMBS	140.4	—	—	—	—	5.4	—	18.1	17.2	54.9	44.8
Total non-agency	$273.1	$16.7	$8.6	$3.9	$3.6	$20.6	$13.5	$27.9	$31.2	$102.3	$44.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of December 31, 2015:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$132.7	$65.6	$67.1	$—
Non-prime	—	—	—	—
Total non-agency RMBS	$132.7	$65.6	$67.1	$—
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

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were junior to other securities.
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels are as follows as of December 31, 2015:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$101.1	$8.7	$48.6	$43.8
Floating rate CMBS	39.3	—	—	39.3
Total non-agency CMBS	$140.4	$8.7	$48.6	$83.1
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Other Investments
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds as of December 31, 2015 and 2014:

	December 31,
	2015		2014
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short equity banks and financial	$12.8	$—	$28.5	$—
Long/short credit and distressed	—	—	8.4	—
Other	3.6	—	5.4	—
Total hedge funds	16.4	—	42.3	—
Private equity funds
Energy infrastructure and services	20.7	3.4	33.1	4.8
Multi-sector	14.8	2.1	14.5	2.2
Private equity secondaries	4.4	2.1	5.6	2.0
Healthcare	3.8	0.4	3.1	1.4
Insurance	2.0	0.1	2.1	0.1
Real estate	0.4	0.1	1.7	0.1
Total private equity funds	46.1	8.2	60.1	10.6
Total hedge funds and private equity funds	$62.5	$8.2	$102.4	$10.6
Redemptions of investments in certain funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the December 31, 2015 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds—Active Funds
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$—	$—
Quarterly	13.8	—	—	—	13.8
Annual	—	—	2.6	—	2.6
Total hedge funds	$13.8	$—	$2.6	$—	$16.4
Certain hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of December 31, 2015, $1.0 million of hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable as of December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Investments in private equity funds are generally subject to "lock-up" periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investments. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. As of December 31, 2015, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$22.1	$10.9	$13.1	$—	$46.1

NOTE 6. Debt
OneBeacon's debt outstanding as of December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
	($ in millions)
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.2)	(0.3)
Senior unsecured notes, carrying value	$274.8	$274.7
Contractual repayments of $275.0 million for OneBeacon's outstanding debt are due more than five years after December 31, 2015.
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
Credit Facility
On September 29, 2015 the Company and OBH, as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the "Credit Facility"). As of December 31, 2015 the credit facility was undrawn.
Debt Covenants
The 2012 Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company or OBH must adhere. In addition, a failure by the Company or its subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75 million of the principal amount of covered debt, could trigger the acceleration of the 2012 Senior Notes.
The Credit Facility contains various affirmative, negative and financial covenants which OneBeacon considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. These covenants can restrict the Company in several ways, including its ability to incur additional indebtedness. An uncured breach of these covenants could result in an event of default under the Credit Facility, which would allow lenders to declare any amounts owed under the Credit Facility to be immediately due and payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. Debt

As of December 31, 2015, OneBeacon was in compliance with all of the covenants under the 2012 Senior Notes and the Credit Facility.
Interest
Total interest expense incurred by OneBeacon for its indebtedness was $13.0 million during each of the years ended December 31, 2015, 2014 and 2013. Total cash interest paid by OneBeacon for its indebtedness was $12.7 million during each of the years ended December 31, 2015, 2014 and 2013.
NOTE 7. Income Taxes
OneBeacon and its Bermuda-domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event that there is a change in the current law such that taxes are imposed, OneBeacon and its Bermuda-domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. OneBeacon also has subsidiaries that operate in Gibraltar, Barbados, Luxembourg and the United States. U.S. operations are financed with a combination of debt and equity and the financing income and underwriting income currently account for the majority of non-U.S. earnings.
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
The total income tax expense from continuing operations for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Current tax (expense) benefit:
Federal	$9.1	$(4.3)	$(20.3)
State	(1.2)	(1.6)	(0.8)
Non-U.S.	(0.8)	(0.8)	(0.4)
Total current tax (expense) benefit	7.1	(6.7)	(21.5)
Deferred tax (expense) benefit:
Federal	5.8	19.0	(15.0)
State	—	—	—
Non-U.S.	—	—	—
Total deferred tax (expense) benefit	5.8	19.0	(15.0)
Total income tax (expense) benefit	$12.9	$12.3	$(36.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of OneBeacon's worldwide operations are taxed) to the income tax expense on pre-tax income from continuing operations follows:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Tax expense at the U.S. statutory rate	$(8.9)	$(14.8)	$(64.1)
Differences in taxes resulting from:
Non-U.S. earnings, net of foreign taxes	19.3	19.6	20.9
Tax reserve adjustments	(1.7)	4.1	(1.0)
Tax exempt interest and dividends	2.6	2.5	2.4
Change in valuation allowance	0.5	(0.2)	5.9
Other, net	1.1	1.1	(0.6)
Total income tax (expense) benefit on pre-tax income from continuing operations	$12.9	$12.3	$(36.5)
The non-U.S. component of pre-tax income from continuing operations which, relates to interest and underwriting income, was $57.2 million, $58.0 million and $60.3 million, respectively, for the years ended December 31, 2015, 2014 and 2013. The change in valuation allowance during 2013 was driven by a $6.6 million decrease due to the restructuring of a surplus note with Houston General Insurance Exchange ("HGIE"), a reciprocal which is included in the Company's consolidated results as a VIE.
The income tax expense related to pre-tax income from continuing operations for the years ended December 31, 2015, 2014 and 2013 represented net effective tax rates of (51.0)%, (29.1)% and 19.9%, respectively. For the years ended December 31, 2015, 2014 and 2013, the effective tax rate on non-U.S. income was 1.3%, 1.3% and 0.5%, respectively, and the effective tax rate on U.S. income or loss was 42.6%, 83.7% and 29.5%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of OneBeacon's deferred tax assets and liabilities follows:

	December 31,
	2015	2014
	($ in millions)
Deferred income tax assets related to:
U.S. net operating loss carryforwards	$63.7	$56.3
Unearned premiums	37.2	38.1
Discounting of loss and LAE reserves	26.7	41.3
Tax credit carryforwards	16.9	13.4
Compensation and bonus accruals	15.3	10.8
Sale of Runoff Business	12.6	12.6
Deferred compensation plans	6.0	6.4
Fixed assets	4.2	4.0
Investment basis differences	3.2	6.4
Allowance for doubtful accounts	0.7	0.7
Non-U.S. net operating loss carryforwards	0.4	0.4
Other accrued compensation	0.1	0.2
Accrued rent	—	3.9
Other items	0.2	5.4
Total gross deferred income tax assets	187.2	199.9
Less valuation allowance	(1.3)	(1.8)
Total net deferred income tax assets	185.9	198.1
Deferred income tax liabilities related to:
Deferred acquisition costs	35.2	32.2
Net unrealized investment gains	6.5	26.9
Prepaid pension	3.5	2.6
Other items	0.5	4.6
Total gross deferred income tax liabilities	45.7	66.3
Net deferred tax asset	$140.2	$131.8
OneBeacon's deferred tax assets are net of federal and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates. Of the $1.3 million valuation allowance as of December 31, 2015, $0.4 million relates to deferred tax assets on net operating losses (“NOLs”) in Luxembourg subsidiaries that are not expected to have significant income in the future, and $0.9 million relates to deferred tax assets of HGIE, which files its own tax return.
OneBeacon records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in the valuation allowance are included in income tax expense in the period of the change in estimate is made. In determining whether or not to record a valuation allowance, or subsequent changes in estimate, OneBeacon considers factors such as prior earnings history, expected future earnings, carryback and carryforward periods as well as prudent and economically feasible strategies that, if executed, would result in the realization of a deferred tax asset. It is possible that certain planning strategies or projected earnings in certain subsidiaries may not be feasible to utilize the entire deferred tax asset, which could result in material changes to OneBeacon’s net deferred tax assets and related tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

OneBeacon believes that, based upon its prior earnings history, expected future earnings, reversing temporary differences and capacity for carry-back of losses, and available planning strategies it is more likely than not that the net deferred tax asset balances (net of valuation allowance) carried as of December 31, 2015 and 2014 will be realized.
Net operating loss ("NOL") carryforwards as of December 31, 2015 and the expiration dates are as follows:

	December 31, 2015
	United States	Luxembourg	Total
	($ in millions)
Net operating loss carryforwards by year:
2016	$—	$—	$—
From years 2017 to 2024	1.6	—	1.6
From years 2025 to 2035	180.3	—	180.3
No expiration date	—	1.3	1.3
Total net operating loss carryforwards	$181.9	$1.3	$183.2

	December 31, 2015
	United States	Luxembourg	Total
	($ in millions)
Gross deferred tax asset for NOL carryforwards	$63.7	$0.4	$64.1
Valuation allowance for NOL carryforwards	(0.6)	(0.4)	(1.0)
Net deferred tax asset for NOL carryforwards	$63.1	$—	$63.1
OneBeacon does not anticipate future taxable income in Luxembourg. Therefore, OneBeacon does not believe that it is more likely than not that these losses will be realized and has recorded a full valuation allowance against the tax benefits associated with these NOLs. Effective January 1, 2013, the Luxembourg statutory tax rate increased from 28.80% to 29.22%.
As of December 31, 2015, there were U.S. net operating loss carryforwards of approximately $181.9 million, which begin to expire in 2021. Included in these tax losses are losses of $0.4 million subject to an annual limitation on utilization under Internal Revenue Code Section 382. In addition, the losses include NOLs of $1.8 million related to HGIE, a reciprocal, which files its own tax return. As of December 31, 2015, OBFS also had low income housing tax credits of $14.6 million which begin to expire in 2031 and alternative minimum tax credit carryovers of $1.8 million which do not expire.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Permanent differences(1)	Temporary differences(2)	Interest and penalties(3)	Total
	($ in millions)
January 1, 2013	$7.6	$23.6	$7.8	$39.0
Changes in prior year tax positions	—	—	1.0	1.0
Tax positions taken during the current year	—	(7.0)	—	(7.0)
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	(0.4)	(0.4)
December 31, 2013	$7.6	$16.6	$8.4	$32.6
Changes in prior year tax positions	(2.2)	(0.8)	(1.9)	(4.9)
Tax positions taken during the current year	—	7.3	—	7.3
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	—	—
December 31, 2014	$5.4	$23.1	$6.5	$35.0
Changes in prior year tax positions	—	(12.4)	1.7	(10.7)
Tax positions taken during the current year	—	—	—	—
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	—	—
December 31, 2015	$5.4	$10.7	$8.2	$24.3
_______________________________________________________________________________

(1)	Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

(2)
Represents the amount of unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in OneBeacon's Consolidated Balance Sheet and its tax basis.

(3)	Net of tax benefit.
If recognized, $13.6 million (tax plus interest and penalties) would be recorded as a reduction to income tax expense. Also included in the balance as of December 31, 2015 are $10.7 million of tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2015, 2014 and 2013, OneBeacon recognized $1.7 million, $1.1 million and $1.0 million, respectively, of interest expense, net of federal benefit. The balance of accrued interest as of December 31, 2015 and 2014 is $8.2 million and $6.5 million, respectively, net of any tax benefit.
With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2007. On February 14, 2014, OneBeacon received Form 870-AD (Offer to Waive Restrictions on Assessment and Collection Tax Deficiency and to Accept Over assessment) from the IRS Appeals Office relating to the examination of tax years 2005 and 2006. All disputed items have now been agreed to and resolved with the Joint Committee on Taxation ("JCT"). The total assessment, including interest is $3.3 million. However, $2.7 million of the adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period will not affect the effective tax rate. OneBeacon recorded a tax benefit of $5.0 million in the first quarter of 2014 relating to the settlement of the IRS examination for tax years 2005 and 2006.
On July 28, 2011, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2007, 2008 and 2009. On July 17, 2013, OneBeacon received a revised Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2007, 2008 and 2009. Subsequent to December 31, 2015, OneBeacon received Form 870-AD (Offer to Waive Restrictions on Assessment and Collection Tax Deficiency and to Accept Overassessment) from the IRS Appeals Office relating to the examination of tax years 2007, 2008 and 2009. All disputed items have now been agreed to and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

resolved with the JCT. The estimated total overpayment, including interest, utilization of alternative minimum and foreign tax credit carryovers and capital loss carrybacks, is $4.0 million. However, $2.7 million of the adjustments relate to items for which the expense deduction has been disallowed in a year being examined, but ultimate deductibility is highly certain to occur in a later period. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the deduction in the exam period would not affect the effective tax rate. As the receipt of the Form 870-AD described above represents formal settlement, OneBeacon expects to record a tax benefit of approximately $12 million in the first quarter of 2016 related to the tax settlement of the IRS examination for tax years 2007, 2008 and 2009.
On September 2, 2013, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2010, 2011 and 2012. On November 18, 2015, OneBeacon received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2010, 2011 and 2012. The estimated total overpayment is $1.1 million. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.
Net cash (refunds) payments for federal, state and non-U.S. income taxes, totaled $(6.2) million, $2.1 million and $5.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
In April 2014, the board of managers of the Qualified Plan's plan sponsor, a wholly-owned indirect subsidiary of the Company, voted to terminate the Qualified Plan as of June 30, 2014. The plan sponsor applied for a determination letter from the IRS with respect to the Qualified Plan's tax qualified status at termination and received a favorable determination letter from the IRS on July 23, 2015. The Company anticipates the majority of plan assets to be distributed within 12 months of the receipt of the favorable determination letter by way of annuity contract purchases and/or lump sum payments to plan participants. As part of the normal remeasurement process as of December 31, 2015, the Company considered the significant progress made throughout the year on the termination and determined that using assumptions consisting of the termination value were appropriate for that Qualified Plan as the likelihood is remote that the execution of the plan termination will be blocked by third parties and that the plan will return from termination. Therefore, as of December 31, 2015, the Company has estimated the projected benefit obligation of the Qualified Plan on a termination valuation basis based on the combination of the estimated cost of annuity contract purchases plus lump sum payments, which are anticipated to be made in the first quarter of 2016. The Company notes that the purchase of annuities, which is currently in final stages of the bidding process, is subject to availability of such contracts, with a creditworthy insurance company, at negotiated market terms deemed acceptable to the plan Sponsor. The Company does not expect the impact of the final termination to be material on the Company's financial position.
The benefits for the Plans are based primarily on years of service and employees’ compensation through December 31, 2002. OneBeacon’s funding policy is consistent with the funding requirements of U.S. federal laws and regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the Plans as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	($ in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$119.7	$102.9
Service cost	0.9	0.6
Interest cost	4.6	4.7
Settlement gain(1)	(1.8)	—
Special termination benefits expense	—	0.3
Assumption changes	(3.5)	17.5
Actuarial loss	0.9	1.1
Benefits and expenses paid with plan assets	(13.7)	(5.2)
Benefits paid directly by OneBeacon	(2.2)	(2.2)
Remeasurement due to plan termination(2)	4.6	—
Projected benefit obligation at end of year	$109.5	$119.7

Change in plan assets:
Fair value of plan assets at beginning of year	$146.0	$142.8
Actual return on plan assets	7.5	8.4
Benefits and expenses paid	(13.7)	(5.2)
Fair value of plan assets at end of year	$139.8	$146.0
Funded status at end of year	$30.3	$26.3
___________________________________________________________________________

(1)
During the fourth quarter of 2015, OneBeacon triggered settlement accounting for the Qualified Plan as the total lump sum payments exceeded the service plus interest costs, resulting in a $1.8 million adverse effect on accumulated other comprehensive income.

(2)	As noted in the paragraph preceding this table, the projected benefit obligation was valued on a plan termination basis as of December 31, 2015.
The funded status of the consolidated pension plans as of December 31, 2015 was $30.3 million, which represents an over-funding of $55.8 million related to the Qualified Plan and an under-funding of $25.5 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $18.6 million in an irrevocable rabbi trust for the benefit of Non-qualified Plan participants. Assets held in the rabbi trust are not reflected in the funded status of the consolidated pension plans as presented but are included in other assets in the consolidated balance sheet.
The Company currently anticipates transferring some or all of the excess invested assets of the Qualified Plan into a qualified replacement plan subsequent to the plan termination. The Company has also applied for a private letter ruling from the IRS related to the wind-down of potential post-termination obligations of the Qualified Plan. Amounts recognized in the financial statements as of December 31, 2015 and 2014 consist of:

	December 31,
	2015	2014
	($ in millions)
Net balance sheet asset recorded in other assets	$55.8	$53.4
Net balance sheet liability recorded in other liabilities	(25.5)	(27.1)
Net amount recognized in the financial statements	$30.3	$26.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	December 31,
	2015	2014
	($ in millions)
Projected benefit obligation	$25.5	$27.1
Accumulated benefit obligation	$25.5	$27.1
Fair value of plan assets	$—	$—
Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets, was as follows:

	December 31,
	2015		2014
	($ in millions)
Projected benefit obligation	$84.0	(1)	$92.6
Accumulated benefit obligation	$84.0	(1)	$92.6
Fair value of plan net assets	$139.8		$146.0
___________________________________________________________________________

(1)	Measured on a plan termination basis
The amounts recognized in accumulated other comprehensive loss on a pre-tax basis for the years ended December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	($ in millions)
Accumulated other comprehensive income (loss) at beginning of year	$(8.0)	$10.5
Increase (decrease) in accumulated other comprehensive income (loss):
Amortization of net actuarial gains recognized during the year	1.3	0.3
Net actuarial losses occurring during the year(1)	(1.3)	(18.8)
Accumulated other comprehensive loss at end of year	$(8.0)	$(8.0)
_______________________________________________________________________________

(1)
Net actuarial losses resulted from changes in assumptions in estimating the projected benefit obligation as well as changes in investment returns and demographic experience different than those assumed. The 2015 amount reflects the valuation of the Qualified Plan on a termination basis.

The amount in accumulated other comprehensive loss, on a pre-tax basis, that has not yet been recognized as a component of net periodic benefit cost for the year ended December 31, 2015, is attributable to net losses. During the year ending December 31, 2016, OneBeacon expects $1.1 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

The components of net periodic benefit cost (income) for the years ended December 31, 2015, 2014 and 2013 were as follows:

	December 31,
	2015	2014	2013
	($ in millions)
Service cost	$0.9	$0.6	$0.8
Interest cost	4.6	4.7	4.2
Expected return on plan assets	(8.7)	(8.5)	(7.1)
Amortization of net actuarial losses recognized during the year	1.3	0.3	0.9
Net periodic pension income before special termination benefits	(1.9)	(2.9)	(1.2)
Special termination benefits expense(1)	—	0.3	0.3
Total net periodic benefit income	$(1.9)	$(2.6)	$(0.9)
_______________________________________________________________________________

(1)	Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.
Assumptions
The weighted average assumptions for the Plans used to determine benefit obligations as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Discount rate	3.22%	3.91%
The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Discount rate	3.91%	4.66%
Expected long-term rate of return on plan assets	6.00%	6.00%
OneBeacon's discount rate assumptions used to account for the Plans reflect the rates at which the benefit obligations could be effectively settled. The December 31, 2015 discount rate used to determine benefit obligations also reflects the Qualified Plan valued on a plan termination basis. In addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and insurance company annuity contract pricings, consideration was given to cash flow matching analyses.
OneBeacon performed an analysis of expected long-term rates of return based on the allocation of its Qualified Plan assets as of December 31, 2014 and 2013 to develop expected rates of return for 2015 and 2014, respectively, for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class.
Plan Assets
The Qualified Plan's assets are managed internally by OneBeacon. Given the anticipated Plan termination and considering the expected payments to purchase annuities or for lump sum distributions, the invested assets were reallocated during 2015 to consist substantially of U.S. Treasury securities.
The Qualified Plan's investments are stated at fair value. Many factors are considered in arriving at fair market value. In general, fixed maturity investments such as corporate bonds and government securities are valued based on yields currently available on comparable securities of issuers with similar credit ratings. U.S. Treasury securities and shares of common and preferred stock are valued at quoted market prices when available. Convertible fixed maturity investments are valued based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

quoted market prices, analysis of listed markets and use of sensitivity analyses. Registered investment companies are valued at the net asset value as reported by the fund at year-end.
The fair value of the Qualified Plan's invested assets and their related inputs as of December 31, 2015 and 2014 by asset category were as follows:

	Fair value at December 31, 2015	Level 1	Level 2	Level 3
Fixed maturity investments	$132.4	$132.4	$—	$—
Short-term investments	7.0	7.0	—	—
Total	$139.4	$139.4	$—	$—

	Fair value at December 31, 2014	Level 1	Level 2	Level 3
Fixed maturity investments	$24.2	$—	$24.2	$—
Short-term investments	5.2	4.8	0.4	—
Common equity securities:
Consumer	35.2	35.2	—	—
Financials	17.1	17.1	—	—
Energy	13.9	13.9	—	—
Basic Materials	11.0	11.0	—	—
Utilities	2.6	2.6	—	—
Other	21.2	21.2	—	—
Common equity securities	101.0	101.0	—	—
Convertible fixed maturity investments:
Consumer	4.1	—	4.1	—
Financials	3.1	—	3.1	—
Basic Materials	1.4	—	1.4	—
Energy	0.8	—	0.8	—
Other	3.4	—	3.4	—
Convertible fixed maturity investments	12.8	—	12.8	—
Total	$143.2	$105.8	$37.4	$—
There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2015 and 2014.
The Qualified Plan's asset allocations as of December 31, 2015 and 2014 by asset category were as follows:

	Plan Assets at December 31,
	2015	2014
Fixed maturity investments	95.0%	16.9%
Common equity securities	—	70.6
Convertible fixed maturity investments	—	8.9
Cash and short-term investments	5.0	3.6
Total	100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

As described above, the Qualified Plan's investment securities are exposed to various risks such as interest rate, market, and credit risks. However, as a result of the Qualified Plan termination, substantially all assets as of December 31, 2015 are invested in United States Treasury securities which significantly limits the exposure to these risks.
Cash Flows
OneBeacon does not expect to make a contribution to its Qualified Plan in 2016. As noted above, the termination will result in significant cash payments for the purchase of annuity and lump sum payments. OneBeacon anticipates contributing $2.1 million to the Non-qualified Plan in 2016, for which OneBeacon has assets held in a rabbi trust.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments
($ in millions)
2016(1)	$86.8
2017	2.1
2018	2.1
2019	2.0
2020	2.0
2021 – 2025	8.9
_______________________________________________________________________________

(1)	Primarily reflects the anticipated payout related to annuity purchases and lump sum payments resulting from the termination of the Qualified Plan
Other Benefit Plans
OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of employees. The contributory plan provides qualifying employees with matching contributions of 50% of the first 6% of salary (subject to federal limits on allowable contributions in a given year). Total expense for the plan was $3.0 million, $2.7 million and $2.3 million in the years ended December 31, 2015, 2014 and 2013, respectively. The employee savings plan includes an employee stock ownership component. See Note 9—"Employee Share-Based Incentive Compensation Plans."
OneBeacon had a post-employment benefit liability related to disability and health benefits available to former employees that are no longer employed by the Company of $4.1 million and $4.8 million as of December 31, 2015 and 2014, respectively.
OneBeacon also had a post-employment benefit liability related to death benefits to beneficiaries of former executives that are no longer employed by the Company of $12.5 million and $12.9 million as of December 31, 2015 and 2014, respectively. OneBeacon has set aside funds to satisfy its obligation in a Rabbi Trust of $33.9 million and $33.2 million as of December 31, 2015 and 2014, respectively.
NOTE 9. Employee Share-Based Incentive Compensation Plans
The OneBeacon Long-Term Incentive Plan (the "Incentive Plan") provides for granting various types of share-based incentive awards including performance shares, options, share appreciation rights and restricted shares to certain key employees of OneBeacon. The Incentive Plan was adopted by the Board of Directors (the "Board") in October 2006. In 2007, the Board and shareholders approved the 2007 OneBeacon Long-Term Incentive Plan (the "2007 Incentive Plan"). The 2007 Incentive Plan provides for all of the awards referenced above as well as restricted stock units ("RSUs"). Awards are granted under the 2007 Incentive Plan, which also reflects amendments from 2011.
OneBeacon's share-based compensation plans include performance shares and restricted shares, which are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. Performance shares are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OneBeacon's deferred compensation plan. OneBeacon expenses the full cost of all its share-based compensation over the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

requisite service period. The Company recognized expense related to its share-based compensation plans of $7.7 million, $7.5 million and $11.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
For awards granted during the year ended December 31, 2013, the targeted performance goal for full payment of the outstanding performance shares is the attainment of a growth in book value per share ("GBVPS") of 13% for the 2013-2015 performance cycle. At a GBVPS of 6% or less, no performance shares would be earned and at a GBVPS of 20% or more, 200% of performance shares would be earned.
For awards granted during the year ended December 31, 2014, the targeted performance goal for full payment of the outstanding performance shares is the attainment of a GBVPS of 14% for the performance cycle 2014-2016. At a GBVPS of 7% or less, no performance shares would be earned and at a GBVPS of 21% or more, 200% of performance shares would be earned.
For awards granted during the year ended December 31, 2015, the targeted performance goal for full payment of the outstanding performance shares is the attainment of a GBVPS of 13% for the performance cycle 2015-2017. At a GBVPS of 6% or less, no performance shares would be earned and at a GBVPS of 20% or more, 200% of performance shares would be earned.
The following summarizes performance share activity for performance shares for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015		2014		2013
	Target Performance Shares outstanding	Accrued expense	Target Performance Shares outstanding	Accrued expense	Target Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	517,470	$3.4	493,421	$4.0	563,190	$1.2
Payments and deferrals(1)	(181,290)	(1.5)	(142,138)	(1.0)	(238,658)	—
New awards	154,887	—	165,800	—	179,000	—
Forfeitures and net change in assumed forfeitures	(41,632)	(0.1)	387	—	(10,111)	(0.1)
Expense recognized	—	(0.4)	—	0.4	—	2.9
End of period	449,435	$1.4	517,470	$3.4	493,421	$4.0
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

The following summarizes performance shares outstanding and accrued performance share expense as of December 31, 2015 for each performance cycle:

	Target Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2013 – 2015	167,300	$0.6
2014 – 2016	142,710	0.1
2015 – 2017	146,659	0.7
Subtotal	456,669	1.4
Assumed forfeitures	(7,234)	—
Total as of December 31, 2015	449,435	$1.4
If 100% of the outstanding performance shares had been vested on December 31, 2015, the total additional compensation cost to be recognized would have been $1.3 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) as of December 31, 2015.
All performance shares earned and paid were settled in cash or by deferral into OneBeacon's deferred compensation plan.
Restricted Shares
On February 24, 2015, OneBeacon issued to certain employees 75,950 shares of restricted stock having a grant date fair value of $1.1 million, which are scheduled to cliff vest in full on January 1, 2018.
On March 1, 2012, OneBeacon issued shares of restricted stock to certain employees. Of these restricted shares, 142,500 shares vested on February 28, 2014 and the remaining 138,500 restricted shares vested on February 28, 2015.
On May 25, 2011, OneBeacon issued 630,000 shares of stock, of which 157,500 of these restricted shares vested on February 22, 2014 , 157,500 restricted shares vested on February 22, 2015, and the remaining 315,000 restricted shares held by the CEO are scheduled to vest in equal installments on February 22, 2016 and 2017.
The restricted shares contain dividend participation features and therefore are considered participating securities.
The following summarizes restricted shares activity for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015		2014		2013
	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
	($ in millions)
Beginning of period	612,500	$3.5	915,000	$6.5	927,000	$9.6
New awards	75,950	1.1	—	—	—	—
Forfeitures	(9,728)	(0.1)	(2,500)	—	(3,000)	—
Vested	(296,000)	—	(300,000)	—	(9,000)	—
Expense recognized	—	(2.0)	—	(3.0)	—	(3.1)
End of period	382,722	$2.5	612,500	$3.5	915,000	$6.5
Restricted shares that vested during the years ended December 31, 2015 and 2014 had a grant date fair value of $4.3 million for each period. Restricted shares that vested during the year ended December 31, 2013 had a grant date fair value of $0.1 million. As of December 31, 2015, unrecognized compensation expense of $2.5 million related to restricted stock awards is expected to be recognized over a weighted-average period of 1.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

Restricted Stock Units
During the year ended December 31, 2015, 226,778 RSUs were issued, with outstanding RSUs, net of forfeitures, at 200,194 as of December 31, 2015. The RSUs are scheduled to cliff vest in full on January 1, 2018, at which time the RSUs will be paid out in cash or shares at the discretion of the Compensation Committee. The expense associated with the RSUs, which is being amortized over the three year vesting period, was $0.8 million for the year ended December 31, 2015.
Other Share-Based Compensation
OneBeacon sponsors a defined contribution plan, the OneBeacon 401(k) Savings and Employee Stock Ownership Plan ("KSOP"). Under the KSOP, participants have the ability to invest their balances in several different investment options, including the common shares of White Mountains and the common shares of the Company.
The employee stock ownership component of the KSOP provides all participants with an annual base contribution in common shares of the Company equal to 3% of their salary, up to the applicable Social Security wage base (or $118,500 with respect to 2015). Additionally, those participants not otherwise eligible to receive certain other Company benefits can earn a variable contribution up to an additional 6% of their salary, capped at the annual covered compensation limits ($265,000 for 2015), contingent upon OneBeacon's performance. The variable contribution amounts for eligible participants constituted approximately 3%, 2% and 4%, respectively, of salary for the years ended December 31, 2015, 2014 and 2013. OneBeacon has recorded $5.4 million, $4.1 million and $6.0 million, respectively, in compensation expense to pay benefits and allocate common shares to participants' accounts for the years ended December 31, 2015, 2014 and 2013.
As of December 31, 2015 and 2014, the KSOP owned less than 3% of either of the total White Mountains common shares outstanding or the total Company common shares outstanding. All common shares held by the KSOP are considered outstanding for earnings (loss) per share computations.
As of December 31, 2015, the Company has no outstanding share appreciation rights.
NOTE 10. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the year ended December 31, 2015, 166,368 shares were repurchased under the share repurchase authorization for $2.1 million at an average share price of $12.62. No shares were repurchased under the share repurchase authorization during the years ended December 31, 2014 and 2013. The amount of authorization remaining is $85.6 million as of December 31, 2015.
During the years ended December 31, 2015, 2014, and 2013 the Company repurchased 112,051, 106,366, and 3,300, common shares, respectively, for $1.6 million, $1.8 million and less than $0.1 million during the years ended December 31, 2015, 2014, and 2013, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
Dividends on Common Shares
During the years ended December 31, 2015 and 2014 the Company declared and paid cash dividends totaling $80.0 million and during the year ended December 31, 2013 the Company declared and paid cash dividends totaling $80.2 million, or $0.84 per common share of regular quarterly cash dividends for each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. Common Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)
The pre-tax components of the Company's other comprehensive income (loss) and the related income tax benefit (expense) are as follows:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Net change in benefit plan assets and obligations	$—	$(18.5)	$31.7
Income tax benefit (expense)	—	6.5	(11.1)
Net change in benefit plan assets and obligations, net of tax	$—	$(12.0)	$20.6
NOTE 11. Statutory Capital and Surplus
OneBeacon's U.S. insurance operations are subject to regulation and supervision in each of the states where they are domiciled and licensed to conduct business. Generally, state regulatory authorities have broad supervisory and administrative powers over such matters as licenses, standards of solvency, premium rates, policy forms, investments, security deposits, methods of accounting, form and content of financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations, and annual and other report filings. In general, such regulation is for the protection of policyholders rather than shareholders.
State insurance departments have established the insurer solvency laws and regulatory infrastructure to maintain accredited status with the National Association of Insurance Commissioners ("NAIC"). A key solvency-driven NAIC accreditation requirement is a state's adoption of risk-based capital ("RBC") requirements. As of December 31, 2015, OneBeacon's U.S. insurance operating subsidiaries exceeded their respective RBC requirements.
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
OneBeacon’s U.S. combined statutory surplus was $622.3 million and $721.5 million as of December 31, 2015 and 2014, respectively. OneBeacon's combined U.S. statutory net income (loss) for the years ended December 31, 2015, 2014 and 2013 was $44.5 million, $(14.2) million and $100.1 million, respectively. The minimum policyholders' surplus necessary to satisfy OneBeacon's top tier regulated U.S. insurance operating subsidiary, ASIC, regulatory requirements was $117.7 million as of December 31, 2015, which equals the authorized control level of the NAIC risk-based capital of OneBeacon’s primary top tier regulated operating subsidiary.
OneBeacon’s statutory capital and surplus for Split Rock was $249.5 million and $122.6 million as of December 31, 2015 and 2014, respectively, which met Bermuda's statutory capital and surplus requirements. Split Rock reported $45.5 million, $46.2 million and $(38.7) million of statutory net income (loss) for the years ended December 31, 2015, 2014 and 2013, respectively.
The principal differences between OneBeacon's combined U.S. and Split Rock's statutory amounts, and the amounts reported in accordance with GAAP include deferred acquisition costs, deferred taxes and market value adjustments for debt securities. OneBeacon's insurance subsidiaries' statutory policyholders' surplus as of December 31, 2015 was in excess of the minimum requirements of relevant state and Bermuda insurance regulations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. Statutory Capital and Surplus

ASIC has the ability to pay dividends to its immediate parent during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula described above, most recently calculated as of December 31, 2015, ASIC has the ability to pay $26.6 million of dividends during 2016 without prior approval of regulatory authorities. As of December 31, 2015, ASIC had $622.3 million of statutory surplus and $68.3 million of earned surplus. During the year ended December 31, 2015, ASIC paid $44.9 million of dividends to its immediate parent and redeemed and retired common shares held by its immediate parent at an aggregate price of $66.0 million.
Split Rock has the ability to make distributions (including share repurchases) and pay dividends without the prior approval of the Bermuda Monetary Authority, provided it does not reduce its total statutory capital, as shown in its previous financial year’s statutory financial statements, by 15% or more.
During 2016, Split Rock has the ability to pay dividends and make distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $37.4 million, which is equal to 15% of its December 31, 2015 statutory capital and surplus. During the year ended December 31, 2015, Split Rock made no capital distributions and paid no dividends to its immediate parent. During the year ended December 31, 2014, Split Rock paid $10.0 million of capital distributions and $10.0 million of dividends to its immediate parent. During the year ended December 31, 2015, OneBeacon Ltd., through an intermediary holding company, contributed $85.0 million to Split Rock as additional paid-in capital.
On December 23, 2014, Bedivere, distributed ASIC to its immediate parent at a value of $700.5 million as part of the Runoff Transaction. Bedivere also distributed $151.2 million of cash and other investments to its immediate parent in accordance with the prescribed minimum capital to be included in the company at the time of its sale to Armour, as approved by the Pennsylvania Insurance Department.
During the years ended December 31, 2015 and 2014, the Company's unregulated insurance operating subsidiaries paid $5.3 million and $4.8 million, respectively, of dividends to their immediate parent. As of December 31, 2015, OneBeacon's unregulated insurance operating subsidiaries had $104.4 million of net unrestricted cash, short-term investments fixed maturity investments and surplus notes classified as other investments which had a fair value of $51.5 million and a par value of $101.0 million.
As described in Note 10—"Common Shareholders' Equity," during the years ended December 31, 2015 and 2014 OneBeacon Ltd. declared and paid regular quarterly dividends to its common shareholders totaling $80.0 million. During the year ended December 31, 2013 OneBeacon Ltd. declared and paid regular quarterly dividends to its common shareholders totaling $80.2 million.
As of December 31, 2015, OneBeacon Ltd. and its intermediate holding companies held $65.3 million of net unrestricted cash, short-term investments and fixed maturity investments and $54.6 million of common equity securities and other investments outside of its regulated and unregulated insurance operating subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Segment Information
The Company has sixteen active underwriting operating segments, which are managed by the chief operating decision maker and are aggregated into two underwriting reportable segments. The two underwriting reportable segments were determined based on the nature of products or services, the production process, method of distribution and the nature of the regulatory environment. The principal difference between the reportable segments is the type or class of customer.
The Specialty Products segment is comprised of ten active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. During the fourth quarter of 2015, we formed a new underwriting operating segment, Financial Institutions, which provides specialty products and tailored coverages for all classes of financial institutions. Also during 2015, we restructured our former Professional Insurance underwriting operating segment into four separate underwriting operating segments, which are included in Specialty Products: Healthcare, Management Liability, Financial Services and Other Professional Lines. The Specialty Products segment also includes Programs, Tuition Reimbursement, Surety, Specialty Property and Environmental, as well as the Crop and Collector Cars and Boats underwriting operating segments, which were exited in 2015 and 2013, respectively.
The Specialty Industries segment is comprised of six active underwriting operating segments, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. During 2015, the Company further disaggregated its IMU underwriting operating segment into two separate underwriting operating segments, which are included in Specialty Industries: Ocean Marine and Inland Marine. The Specialty Industries segment also includes the Accident, Technology, Entertainment and Government Risks underwriting operating segments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Segment Information

Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
Year ended December 31, 2015
Earned premiums	$560.3	$615.9	$—	$1,176.2
Loss and loss adjustment expense	(310.7)	(390.0)	—	(700.7)
Policy acquisition expenses	(100.1)	(113.7)	—	(213.8)
Other underwriting expenses	(97.9)	(120.3)	—	(218.2)
Total underwriting income (loss)	51.6	(8.1)	—	43.5
Net investment income	—	—	45.9	45.9
Net realized and change in unrealized investment gains	—	—	(35.1)	(35.1)
Net other revenues (expenses)	(0.2)	1.4	(1.8)	(0.6)
General and administrative expenses	—	(2.7)	(12.7)	(15.4)
Interest expense	—	—	(13.0)	(13.0)
Pre-tax income (loss) from continuing operations	$51.4	$(9.4)	$(16.7)	$25.3

Year ended December 31, 2014
Earned premiums	$582.1	$595.0	$—	$1,177.1
Loss and loss adjustment expense	(457.9)	(357.2)	—	(815.1)
Policy acquisition expenses	(96.2)	(107.1)	—	(203.3)
Other underwriting expenses	(78.4)	(100.8)	—	(179.2)
Total underwriting income (loss)	(50.4)	29.9	—	(20.5)
Net investment income	—	—	43.4	43.4
Net realized and change in unrealized investment gains	—	—	40.4	40.4
Net other revenues	0.9	1.1	3.8	5.8
General and administrative expenses	0.2	(2.3)	(11.7)	(13.8)
Interest expense	—	—	(13.0)	(13.0)
Pre-tax income (loss) from continuing operations	$(49.3)	$28.7	$62.9	$42.3

Year ended December 31, 2013
Earned premiums	$553.5	$566.9	$—	$1,120.4
Loss and loss adjustment expense	(312.3)	(309.8)	—	(622.1)
Policy acquisition expenses	(106.3)	(102.6)	—	(208.9)
Other underwriting expenses	(97.4)	(107.4)	—	(204.8)
Total underwriting income	37.5	47.1	—	84.6
Net investment income	—	—	43.0	43.0
Net realized and change in unrealized investment gains	—	—	49.4	49.4
Net other revenues	0.3	1.1	29.8	31.2
General and administrative expenses	—	(2.4)	(9.6)	(12.0)
Interest expense	—	—	(13.0)	(13.0)
Pre-tax income from continuing operations	$37.8	$45.8	$99.6	$183.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Segment Information

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
December 31, 2015
Assets
Total investment securities	$—	$—	$2,591.4	$2,591.4
Premiums receivable	63.0	156.0	—	219.0
Reinsurance recoverables(1)	139.5	33.6	20.4	193.5
Deferred acquisition costs	49.6	51.1	—	100.7
Ceded unearned premiums	19.2	10.3	—	29.5
Other assets(2)	—	—	470.4	470.4
Total Assets	$271.3	$251.0	$3,082.2	$3,604.5

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$772.2	$597.2	$20.4	$1,389.8
Unearned premiums	288.1	272.2	—	560.3
Funds held under insurance contracts	137.7	—	—	137.7
Debt	—	—	274.8	274.8
Other liabilities(2)	—	—	237.4	237.4
Total Liabilities	$1,198.0	$869.4	$532.6	$2,600.0

December 31, 2014
Assets
Total investment securities	$—	$—	$2,525.8	$2,525.8
Premiums receivable	77.7	163.8	—	241.5
Reinsurance recoverables(1)	127.3	22.7	23.8	173.8
Funds held under reinsurance contracts	37.1	—	—	37.1
Deferred acquisition costs	49.7	53.5	—	103.2
Ceded unearned premiums	7.5	10.4	—	17.9
Other assets(2)	—	—	478.9	478.9
Total Assets	$299.3	$250.4	$3,028.5	$3,578.2

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$798.8	$519.6	$23.8	$1,342.2
Unearned premiums	303.6	284.7	—	588.3
Funds held under insurance contracts	81.0	—	—	81.0
Debt	—	—	274.7	274.7
Other liabilities(2)	—	—	242.7	242.7
Total Liabilities	$1,183.4	$804.3	$541.2	$2,528.9
_______________________________________________________________________________

(1)
As described in Note 18-"Discontinued Operations," ASIC has entered into a 100% quota share reinsurance agreement whereby ASIC is ceding to Bedivere 100% of the legacy Runoff Business that was written by ASIC or one of the ongoing entities. As of December 31, 2015 and 2014, $20.4 million and $23.8 million, respectively, are included in both unpaid loss and loss adjustment expense reserves and reinsurance recoverable included within Investing, Financing, and Corporate resulting from that agreement.

(2) Other assets and other liabilities are not separately identifiable at the segment level and have therefore been included within the investing, financing, and corporate segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Segment Information

The following tables provide net written premiums, earned premiums and underwriting ratios for OneBeacon's insurance operations by reportable segment and in total for the years ended December 31, 2015, 2014 and 2013:

	Insurance Operations
($ in millions)	Specialty Products	Specialty Industries	Consolidated
Year ended December 31, 2015
Net written premiums	$533.0	$603.6	$1,136.6
Earned premiums	560.3	615.9	1,176.2
Underwriting ratios:(1)
Loss and LAE	55.5%	63.3%	59.6%
Expense	35.3	38.0	36.7
Total combined ratio	90.8%	101.3%	96.3%

Year ended December 31, 2014
Net written premiums	$606.9	$610.0	$1,216.9
Earned premiums	582.1	595.0	1,177.1
Underwriting ratios:(1)
Loss and LAE	78.7%	60.1%	69.2%
Expense	30.0	34.9	32.5
Total combined ratio	108.7%	95.0%	101.7%

Year ended December 31, 2013
Net written premiums	$509.6	$579.0	$1,088.6
Earned premiums	553.5	566.9	1,120.4
Underwriting ratios:(1)
Loss and LAE	56.4%	54.7%	55.5%
Expense	36.8	37.0	36.9
Total combined ratio	93.2%	91.7%	92.4%
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
OneBeacon has one reciprocal that was capitalized by loaning funds in exchange for a surplus note. Houston General Insurance Management Company ("HGMC"), a wholly-owned indirect subsidiary of the Company, provides management services for a fee to the reciprocal, HGIE. The surplus note, as amended, has a remaining balance of $5.0 million. The principal and interest on the remaining surplus note is repayable to HGMC only with regulatory approval. The obligation to repay principal on the note is subordinated to all other liabilities including obligations to policyholders and claimants for benefits under insurance policies. OneBeacon has no ownership interest in the reciprocal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13. Variable Interest Entities

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
As of December 31, 2015, consolidated amounts related to HGIE included total assets of $5.1 million and total liabilities of $5.0 million. As of December 31, 2015, the net amount of capital at risk is equal to the surplus note of $5.0 million less the accumulated losses of $0.2 million which includes accrued interest on the surplus note of $0.3 million which eliminates in consolidation.
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
As of December 31, 2015 and 2014, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $276.4 million and $286.0 million, respectively, which compared to a carrying value of $274.8 million and $274.7 million as of December 31, 2015 and 2014 respectively. The fair value measurement of the 2012 Senior Notes is classified as Level 2 in the valuation hierarchy and determined based on the closing market price of the 2012 Senior Notes at the end of the fiscal quarter.
NOTE 15. Related Party Disclosures
White Mountains
In 2006, White Mountains sold 27.6 million or 27.6% of the Company's common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2015, White Mountains owned 75.5% of the Company's outstanding common shares.
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
For the years ended December 31, 2015, 2014 and 2013, OneBeacon recorded expenses of $0.3 million, $0.3 million and $0.4 million, respectively, and received amounts of $2.0 million for each of the years ended December 31, 2015, 2014 and 2013, for services under the Separation Agreement.

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
Investment Management Agreement with WM Advisors
Pursuant to an Amended and Restated Investment Management Agreement dated December 23, 2014 (the "Investment Management Agreement"), White Mountains Advisors LLC (“WM Advisors") supervises and directs OneBeacon's managed investment portfolio in accordance with the investment objectives, policies and restrictions described in OneBeacon's investment guidelines (the "Investment Guidelines").
Under the Investment Management Agreement, WM Advisors has full discretion and authority to make all investment decisions in respect to OneBeacon's managed investment portfolio, and to do anything which WM Advisors deems is required, appropriate or advisable in connection with the foregoing, subject to and in accordance with Investment Guidelines. The assets of OneBeacon's portfolio are held in one or more separately identifiable accounts in the custody of a bank or similar entity designated by OneBeacon and acceptable to WM Advisors. The agreement is terminable by WM Advisors or OneBeacon upon 60 days prior written notice.
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

OneBeacon incurred $3.6 million, $3.4 million and $3.4 million in total fees for investment management services provided by WM Advisors under these investment management agreements during the years ended December 31, 2015, 2014 and 2013, respectively. WM Advisors is also paid a quarterly fee for treasury management services computed at the annual rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Related Party Disclosures

of 1.75 basis points (0.0175%) of the aggregate value of net assets on an annual basis. OneBeacon incurred $0.4 million in treasury management fees during each of the years ended December 31, 2015, 2014 and 2013.
Star & Shield Insurance Exchange
ASIC and Split Rock each entered into a quota share agreement effective as of November 1, 2013, to reinsure certain risks of Star & Shield Insurance Exchange (“Star & Shield”), a reciprocal insurance exchange consolidated in White Mountains, which provides private passenger auto insurance. ASIC and Split Rock recorded combined written premiums of negative $2.8 million, positive $17.3 million and positive $5.6 million in 2015, 2014 and 2013, respectively, related to Star & Shield which are included in the Specialty Products reporting segment. The quota share agreement was terminated on December 31, 2014 and the negative $2.8 million net written premiums in 2015 reflects the transfer of the remaining net unearned premium balance.
Prospector
Investment Management Agreement with Prospector
Until June 30, 2015, Prospector Partners LLC (“Prospector”) supervised and directed the publicly-traded common equity securities and convertible fixed maturity investments portions of OneBeacon's investment portfolio and managed assets for each of the Qualified Plan, the Non-Qualified Plan, and two proprietary funds under the KSOP pursuant to separate investment management agreements with OneBeacon and each of the plans. Under the agreements, OneBeacon and the plans paid annual management fees to Prospector based on aggregate net assets under management according to the following schedule: 1.00% on the first $200 million; 0.50% on the next $200 million; and 0.25% on amounts over $400 million.
For the years ended December 31, 2015, 2014 and 2013, OneBeacon incurred $0.4 million, $2.0 million and $2.0 million, respectively, in fees for investment management services provided by Prospector. For the years ended December 31, 2015, 2014 and 2013, the employee benefit plans incurred $0.9 million, $1.3 million and $1.2 million, respectively, in fees for investment management services provided by Prospector.
Richard P. Howard was a portfolio manager of Prospector and a director of the Company until his retirement from Prospector and his resignation from the Company’s Board of Directors effective December 31, 2014. John D. Gillespie was a director of White Mountains and the founder and managing member of Prospector. In conjunction with Mr. Gillespie’s retirement from the White Mountains Board of Directors, the investment management agreement between OneBeacon and Prospector and the OneBeacon benefit plans and Prospector was terminated in June 2015.
Prospector Managed Limited Partnerships
Prior to fully redeeming its interests in 2015, OneBeacon held investments in limited partnerships managed by Prospector. As of December 31, 2014 and 2013, OneBeacon had $15.8 million and $14.9 million, respectively, invested in these partnerships. Under the limited partnership agreements, Prospector served as general partner and general manager of the funds and was paid a management fee by OneBeacon. In addition, OneBeacon allocated a portion of its earnings from OneBeacon's limited partnership interests to Prospector as an incentive fee. For the years ended December 31, 2015, 2014 and 2013, OneBeacon incurred $0.1 million, $0.2 million, and $0.2 million, respectively, in management fees. For the years ended December 31, 2014 and 2013, OneBeacon incurred $0.2 million and $0.5 million, respectively, in incentive fees and essentially none for the year ended December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Commitments and Contingencies
Leases
OneBeacon leases certain office space under noncancellable operating leases expiring at various dates through 2030. Net rental expense for all of OneBeacon's locations was approximately $12.0 million, $11.1 million and $11.5 million, respectively, for the years ended December 31, 2015, 2014 and 2013. OneBeacon's future annual minimum rental payments required under noncancellable leases primarily for office space are $10.2 million, $9.4 million, $7.8 million, $6.7 million and $31.1 million for 2016, 2017, 2018, 2019 and 2020 and thereafter, respectively.
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
In December 2015 the lease agreement with Fifth Third expired and the Company purchased the leased assets under the agreement with a remaining book value of $1.3 million for a nominal fee. At the end of the lease term with US Bancorp on December 31, 2016, the Company will purchase the leased furniture and equipment assets for a nominal fee, and all rights, title and interest will transfer back to it. As of December 31, 2015 and 2014, the Company had a capital lease obligation of $1.7 million and $7.1 million, respectively, included within other liabilities and a capital lease asset of $2.4 million and $7.0 million, respectively, included within other assets. The underlying assets of the US Bancorp lease will continue to be depreciated over their respective useful lives and OneBeacon's future annual rental payments are $1.7 million for the year ending December 31, 2016.
Other Investments
OneBeacon has future binding commitments to fund certain limited partnership investments which do not have fixed funding dates and totaled $8.2 million as of December 31, 2015.
Assigned Risks
As a condition of license to do business in certain states, OneBeacon's insurance operations are required to participate in mandatory shared market mechanisms. Each state dictates the types of insurance and the level of coverage that must be provided. The total amount of such business an insurer is required to accept is based on its market share of voluntary business in the state. In certain cases, OneBeacon is obligated to write business from mandatory shared market mechanisms at some time in the future based on the market share of voluntary policies it is currently writing. Underwriting results related to assigned risk plans are typically adverse and are not subject to the predictability associated with OneBeacon's voluntarily written business.
Guaranty Funds
Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. OneBeacon's insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, OneBeacon will monitor other insurance company insolvencies and will accrue a liability when such losses are determined to be probable and the assessment amounts can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. As of December 31, 2015, the reserve for such assessments at OneBeacon's insurance subsidiaries totaled $8.5 million.
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
OneBeacon evaluates its exposure to non-claims related litigation and arbitration and establishes accruals for litigation and arbitration if it is probable that a loss has been incurred and it can be reasonably estimated. Disclosure of litigation and arbitration is made if it is probable that a loss has been incurred or if there is a reasonable possibility that a loss may have been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Commitments and Contingencies

incurred. Although the ultimate outcome of claims and non-claims related litigation and arbitration, and the amount or range of potential loss at any particular time, is often inherently uncertain, management does not believe that the ultimate outcome of such claims and non-claims related litigation and arbitration will have a material adverse effect on OneBeacon's financial condition, full year results of operations, or cash flows.
The following summarizes significant ongoing non-claims related litigation or arbitration as of December 31, 2015:
Runoff Transaction
Subsequent to the closing of the Runoff Transaction, on January 22, 2015, three holders of insurance policies issued by the companies the Company sold to Armour in the Runoff Transaction filed a Petition for Review with the Commonwealth Court of Pennsylvania (Commonwealth Court) requesting that the Commonwealth Court vacate the Pennsylvania Insurance Department’s (Department) orders approving the Runoff Transaction and denying their right to intervene in the Department’s regulatory review of the Runoff Transaction. On January 14, 2016, the Commonwealth Court upheld the Department’s December 23, 2014 order approving the Runoff Transaction. The objectors did not appeal the Commonwealth Court's decision, and the time for appeal has expired.
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
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of December 31, 2015, as the amount of loss, if any, cannot be reasonably estimated.

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
The following table outlines the Company's computation of earnings per share for net income from continuing operations attributable to OneBeacon's common shareholders for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
Earnings attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders	$37.0	$53.5	$145.7
Allocation of income for participating unvested restricted common shares	(0.2)	(0.4)	(1.4)
Dividends paid on participating restricted common shares	(0.3)	(0.5)	(0.8)
Total allocation to restricted common shares	(0.5)	(0.9)	(2.2)
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$36.5	$52.6	$143.5

Undistributed (over-distributed) net earnings (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$36.5	$52.6	$143.5
Dividends paid, net of restricted common share amounts	(79.7)	(79.5)	(79.4)
Total undistributed (over-distributed) net earnings, net of restricted common share amounts	$(43.2)	$(26.9)	$64.1

Earnings per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.3	95.3	95.4
Weighted average unvested restricted common shares(1)	(0.5)	(0.6)	(0.9)
Basic and diluted earnings per share denominator	94.8	94.7	94.5

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income from continuing operations attributable to OneBeacon's common shareholders	$0.38	$0.55	$1.52
Dividends declared and paid	(0.84)	(0.84)	(0.84)
Undistributed (over-distributed) earnings	$(0.46)	$(0.29)	$0.68
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.
Basic and diluted income (loss) per share amounts for discontinued operations are included in Note 18—"Discontinued Operations."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. Discontinued Operations
Runoff Business
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" and Note 2—"Acquisitions and Dispositions," on December 23, 2014, OneBeacon completed the sale of its Runoff Business to Armour. During 2015, the Company recorded the final settlement of certain post-closing items related to the Runoff Transaction, resulting in a positive adjustment to the loss on sale of $0.3 million after-tax.
Prior to the closing of the Runoff Transaction Bedivere distributed ASIC, an indirect wholly owned subsidiary of the Company at that time, to its immediate parent, as well as cash and investments such that Bedivere contained the target capital on the date of sale pursuant to the stock purchase agreement. In conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. These notes are included in other investments on OneBeacon's consolidated balance sheet as of December 31, 2015 and 2014, and had a fair value of $51.5 million and $65.1 million, respectively (see Note 5—"Investment Securities" for further disclosures regarding these surplus notes).
The vast majority of the gross and net run-off unpaid loss and LAE reserves were included in the entities that were transferred to Armour. As of December 31, 2015 and 2014, gross loss and LAE reserves of $20.4 million and $23.8 million, respectively, related to the Runoff business were ceded to Bedivere, an indirect wholly-owned subsidiary of Armour, beginning December 23, 2014, by way of a 100% quota share agreement with ASIC.
Summary of Results of Operations
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" and Note 2—"Acquisitions and Dispositions," the results of operations for the Runoff Business have been classified as discontinued operations and are presented as such, net of related income taxes, in the statements of operations and comprehensive income and cash flows for all periods. Investing and financing activities for OneBeacon are managed on a consolidated basis reported within the Investing, Financing and Corporate segment. Therefore, no investment or financing activity is included in discontinued operations.
The following summarizes the results of operations, including related income taxes associated with the business classified as discontinued operations:

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Net written premiums	$—	$(0.1)	$0.4
Revenues
Earned premiums	$—	$0.1	$0.8
Other revenue (expenses)	(0.7)	—	6.3
Total revenues	(0.7)	0.1	7.1
Expenses
Loss and loss adjustment expenses	—	(0.7)	78.9
Policy acquisition expenses	—	0.1	—
Other underwriting expenses	—	3.5	(0.2)
Total expenses	—	2.9	78.7
Pre-tax loss	(0.7)	(2.8)	(71.6)
Income tax benefit	0.2	1.0	25.0
Loss from discontinued operations, net of tax	(0.5)	(1.8)	(46.6)
(Loss) gain from sale of discontinued operations, net of tax	0.3	(18.8)	46.6
Net loss from discontinued operations, net of tax	$(0.2)	$(20.6)	$—

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
The following table outlines the computation of loss per share for discontinued operations attributable to OneBeacon's common shareholders for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
Loss attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net loss from discontinued operations attributable to OneBeacon's common shareholders	$(0.2)	$(20.6)	$—
Allocation of loss for participating unvested restricted common shares	—	0.1	—
Net loss from discontinued operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$(0.2)	$(20.5)	$—

Loss per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	95.3	95.3	95.4
Weighted average unvested restricted common shares(1)	(0.5)	(0.6)	(0.9)
Basic and diluted loss per share denominator	94.8	94.7	94.5

Loss per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net loss from discontinued operations attributable to OneBeacon's common shareholders per share	$—	$(0.21)	$—
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.
Additional Disclosures
Results of Discontinued Operations
Discontinued Operations Results—Year ended December 31, 2015
The loss from discontinued operations, net of tax, of $0.5 million for the year ended December 31, 2015 was the result of post-closing expenses incurred in connection with the Runoff Business.
The gain from sale of discontinued operations, net of tax, of $0.3 million for the year ended December 31, 2015 represents a positive adjustment to the estimated loss on sale taking into consideration the final settlement of certain post-closing items.
Discontinued Operations Results—Year ended December 31, 2014
During 2014, the Company reported $20.6 million after-tax net loss in discontinued operations related to the Runoff Transaction, which included an $18.8 million after-tax loss from sale of the Runoff Business (further described below) and a $1.8 million after-tax loss from the underwriting results of the Runoff Business.
As part of the closing of the Runoff Transaction on December 23, 2014, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which were issued by Bedivere, one of the entities that were transferred to Armour upon the closing. At closing, the surplus notes had a fair value of $64.9 million based on an internal discounted cash flow model, resulting in a total valuation adjustment of $36.1 million, pre-tax, included in loss from sale of discontinued operations. Subsequent to the closing, the surplus notes became part of the Company's investment portfolio, categorized within other investments, and subsequent changes in the value thereon are reflected in continuing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18. Discontinued Operations

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
These changes, along with certain other adjustments, resulted in a net increase in the estimated loss on sale of $28.9 million ($18.8 million after-tax) for the full year 2014, resulting in a pre-tax loss on sale at closing of $97.9 million ($63.7 million after-tax) recognized since the Runoff Transaction was announced in October of 2012.
Discontinued Operations Results—Year ended December 31, 2013
For the full year 2013, the Company recorded $78.9 million loss and LAE provision for the Runoff Business, which includes a $7.4 million increase in loss and LAE reserves recorded in the second quarter of 2013. The $78.9 million loss and LAE adverse development recorded in 2013 was partially offset by other revenue of $7.8 million associated with a settlement award in the second quarter of 2013 in the Safeco v. American International Group, Inc. ("AIG") class action related to AIG's alleged underreporting of workers compensation premiums to the National Workers Compensation Reinsurance Pool.
The $71.5 million ($46.5 million after-tax) increase in Runoff Business loss and LAE reserves was recorded in the fourth quarter of 2013 as a component of discontinued operations and offset by an equal after tax amount which decreased the estimated ultimate loss on sale of the Runoff Business. The terms of the Stock Purchase Agreement prescribes that the buyer assumed the risk that loss and LAE reserves develop unfavorably from September 30, 2012 onward, resulting in the offset.
During the fourth quarter of 2013, the Company also increased the estimated pre-tax transaction costs associated with the Runoff Transaction which was partially offset by the accretion of interest on the original purchase price and, coupled with the $46.5 million after-tax provision for loss and LAE, resulted in a $46.6 million after-tax reduction in the ultimate loss on sale from discontinued operations in the fourth quarter and full year ended December 31, 2013. This reduction in the ultimate loss on sale was essentially offset by a $46.6 million after-tax loss included in loss from discontinued operations for the fourth quarter, driven by the adverse reserve development.
Asbestos and Environmental ("A&E") Loss and LAE Reserve Activity
Substantially all of the Company's unpaid loss and LAE reserves for A&E relate to operations that were sold as part of the Runoff Transaction.
Surplus Notes
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. The surplus notes, issued by one of the transferred entities, Bedivere (“Issuer”), were in the form of both seller priority and pari passu notes.
Under the contractual terms of both the seller priority and pari passu notes, scheduled interest payments accrue at 6% until the scheduled maturity date of March 15, 2020 and at a floating interest rate thereafter, should any principal remain outstanding. As required by the Pennsylvania Insurance Department ("PID"), interest on the notes is not compounding. The notes restrict the Issuer's ability to make distributions to the holders of its equity interest. All such distributions are prohibited while the seller priority note is outstanding, and while the pari passu note is outstanding, distributions are permitted only if the Issuer concurrently repays a pro rata amount of any outstanding principal on the pari passu note.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18. Discontinued Operations

Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value of the surplus notes as of December 23, 2014:

	Type of Surplus Note		Total
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	1.6	(8.4)	(6.8)
Regulatory approval(2)	(4.6)	(8.0)	(12.6)
Liquidity adjustment(3)	(11.0)	(5.7)	(16.7)
Total	(14.0)	(22.1)	(36.1)
Fair value	$43.9	$21.0	$64.9
_______________________________________________________________________________

(1)
Represents the value of the surplus notes, at current market yields on comparable publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% RBC score.

(2)
Represents anticipated delay in securing regulatory approvals of interest and principal payments to reflect graduated changes in Issuer's statutory surplus. The monetary impact of the anticipated delay is measured based on credit spreads of public securities with roughly equivalent percentages of discounted payments missed.

(3)	Represents impact of liquidity spread to account for OneBeacon's sole ownership of the notes, lack of a trading market, and ongoing regulatory approval risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH. The following tables present OneBeacon's consolidating balance sheets as of December 31, 2015 and 2014, and statements of operations and comprehensive income and cash flows for the years ended December 31, 2015, 2014 and 2013. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of December 31, 2015	(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$2,074.6	$5.9	$—	$2,080.5
Short-term investments, at amortized cost (which approximates fair value)	4.4	64.1	0.7	—	69.2
Common equity securities, at fair value	—	298.7	—	—	298.7
Other investments	—	143.0	—	—	143.0
Total investment securities	4.4	2,580.4	6.6	—	2,591.4
Cash	—	94.6	0.6	—	95.2
Reinsurance recoverables	—	193.5	—	—	193.5
Premiums receivable	—	219.0	—	—	219.0
Deferred acquisition costs	—	100.7	—	—	100.7
Ceded unearned premiums	—	29.5	—	—	29.5
Net deferred tax asset	—	140.1	—	0.1	140.2
Investment income accrued	—	10.1	—	—	10.1
Accounts receivable on unsettled investment sales	—	30.5	—	—	30.5
Investments in subsidiaries	996.9	—	951.3	(1,948.2)	—
Other assets	0.5	190.6	3.3	—	194.4
Total assets	$1,001.8	$3,589.0	$961.8	$(1,948.1)	$3,604.5
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,389.8	$—	$—	$1,389.8
Unearned premiums	—	560.3	—	—	560.3
Funds held under insurance contracts	—	137.7	—	—	137.7
Debt	—	—	274.8	—	274.8
Other liabilities	0.9	230.4	6.1	—	237.4
Total liabilities	0.9	2,318.2	280.9	—	2,600.0
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,000.9	1,267.2	680.9	(1,948.1)	1,000.9
Noncontrolling interests	—	3.6	—	—	3.6
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,000.9	1,270.8	680.9	(1,948.1)	1,004.5
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,001.8	$3,589.0	$961.8	$(1,948.1)	$3,604.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of December 31, 2014	(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$1,799.8	$—	$—	$1,799.8
Short-term investments, at amortized cost (which approximates fair value)	18.4	182.5	1.3	—	202.2
Common equity securities, at fair value	—	320.0	—	—	320.0
Other investments	—	203.8	—	—	203.8
Total investment securities	18.4	2,506.1	1.3	—	2,525.8
Cash	—	87.0	—	—	87.0
Reinsurance recoverables	—	173.8	—	—	173.8
Premiums receivable	—	241.5	—	—	241.5
Funds held under reinsurance contracts	—	37.1	—	—	37.1
Deferred acquisition costs	—	103.2	—	—	103.2
Ceded unearned premiums	—	17.9	—	—	17.9
Net deferred tax asset	—	131.7	—	0.1	131.8
Investment income accrued	—	10.0	—	—	10.0
Accounts receivable on unsettled investment sales	—	7.2	—	—	7.2
Investments in subsidiaries	1,027.4	—	1,051.8	(2,079.2)	—
Other assets	0.3	180.1	4.4	—	184.8
Assets held for sale	—	58.1	—	—	58.1
Total assets	$1,046.1	$3,553.7	$1,057.5	$(2,079.1)	$3,578.2
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,342.2	$—	$—	$1,342.2
Unearned premiums	—	588.3	—	—	588.3
Funds held under insurance contracts	—	81.0	—	—	81.0
Debt	—	—	274.7	—	274.7
Other liabilities	0.3	235.3	7.1	—	242.7
Total liabilities	0.3	2,246.8	281.8	—	2,528.9
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,045.8	1,303.4	775.7	(2,079.1)	1,045.8
Noncontrolling interests	—	3.5	—	—	3.5
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,045.8	1,306.9	775.7	(2,079.1)	1,049.3
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,046.1	$3,553.7	$1,057.5	$(2,079.1)	$3,578.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2015	(in millions)
Revenues
Earned premiums	$—	$1,176.2	$—	$—	$1,176.2
Net investment income	—	45.9	—	—	45.9
Net realized and change in unrealized investment gains	—	(35.1)	—	—	(35.1)
Net other revenues (expenses)	—	(0.6)	—	—	(0.6)
Total revenues	—	1,186.4	—	—	1,186.4
Expenses
Loss and loss adjustment expenses	—	700.7	—	—	700.7
Policy acquisition expenses	—	213.8	—	—	213.8
Other underwriting expenses	—	218.2	—	—	218.2
General and administrative expenses	4.8	10.3	0.3	—	15.4
Interest expense	—	—	13.0	—	13.0
Total expenses	4.8	1,143.0	13.3	—	1,161.1
Pre-tax income (loss) from continuing operations	(4.8)	43.4	(13.3)	—	25.3
Income tax benefit	—	8.2	4.7	—	12.9
Net income (loss) from continuing operations	(4.8)	51.6	(8.6)	—	38.2
Loss from discontinued operations, net of tax	—	(0.5)	—	—	(0.5)
Gain from sale of discontinued operations, net of tax	—	0.3	—	—	0.3
Income (loss) before equity in earnings of unconsolidated affiliates	(4.8)	51.4	(8.6)	—	38.0
Equity in earnings of subsidiaries, net of tax	41.6	—	8.3	(49.9)	—
Net income including noncontrolling interests	36.8	51.4	(0.3)	(49.9)	38.0
Less: Net income attributable to noncontrolling interests	—	(1.2)	—	—	(1.2)
Net income attributable to OneBeacon's common shareholders	36.8	50.2	(0.3)	(49.9)	36.8
Net change in benefit plan assets and obligations, net of tax	—	—	—	—	—
Comprehensive income attributable to OneBeacon's common shareholders	$36.8	$50.2	$(0.3)	$(49.9)	$36.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income (Loss)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2014	(in millions)
Revenues
Earned premiums	$—	$1,177.1	$—	$—	$1,177.1
Net investment income	—	44.4	0.1	(1.1)	43.4
Net realized and change in unrealized investment gains	—	44.6	—	(4.2)	40.4
Net other revenues (expenses)	—	5.8	(3.7)	3.7	5.8
Total revenues	—	1,271.9	(3.6)	(1.6)	1,266.7
Expenses
Loss and loss adjustment expenses	—	815.1	—	—	815.1
Policy acquisition expenses	—	203.3	—	—	203.3
Other underwriting expenses	—	179.2	—	—	179.2
General and administrative expenses	5.1	8.4	0.3	—	13.8
Interest expense	—	—	14.1	(1.1)	13.0
Total expenses	5.1	1,206.0	14.4	(1.1)	1,224.4
Pre-tax income (loss) from continuing operations	(5.1)	65.9	(18.0)	(0.5)	42.3
Income tax benefit	—	5.8	6.3	0.2	12.3
Net income (loss) from continuing operations	(5.1)	71.7	(11.7)	(0.3)	54.6
Loss from discontinued operations, net of tax	—	(1.8)	—	—	(1.8)
Loss from sale of discontinued operations, net of tax	—	(18.8)	—	—	(18.8)
Net income (loss) before equity in earnings of unconsolidated affiliates	(5.1)	51.1	(11.7)	(0.3)	34.0
Equity in earnings of subsidiaries, net of tax	38.0	—	9.5	(47.5)	—
Net income (loss) including noncontrolling interests	32.9	51.1	(2.2)	(47.8)	34.0
Less: Net income attributable to noncontrolling interests	—	(1.1)	—	—	(1.1)
Net income (loss) attributable to OneBeacon's common shareholders	32.9	50.0	(2.2)	(47.8)	32.9
Net change in benefit plan assets and obligations, net of tax	(12.0)	—	(12.0)	12.0	(12.0)
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$20.9	$50.0	$(14.2)	$(35.8)	$20.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2013	(in millions)
Revenues
Earned premiums	$—	$1,120.4	$—	$—	$1,120.4
Net investment income	—	44.5	(0.3)	(1.2)	43.0
Net realized and change in unrealized investment gains	—	48.9	(0.7)	1.2	49.4
Net other revenues	—	31.2	—	—	31.2
Total revenues	—	1,245.0	(1.0)	—	1,244.0
Expenses
Loss and loss adjustment expenses	—	622.1	—	—	622.1
Policy acquisition expenses	—	208.9	—	—	208.9
Other underwriting expenses	—	204.8	—	—	204.8
General and administrative expenses	5.0	7.1	(0.1)	—	12.0
Interest expense	—	—	14.2	(1.2)	13.0
Total expenses	5.0	1,042.9	14.1	(1.2)	1,060.8
Pre-tax income (loss) from continuing operations	(5.0)	202.1	(15.1)	1.2	183.2
Income tax (expense) benefit	0.1	(42.6)	6.2	(0.2)	(36.5)
Net income (loss) from continuing operations	(4.9)	159.5	(8.9)	1.0	146.7
Loss from discontinued operations, net of tax	—	(46.6)	—	—	(46.6)
Gain from sale of discontinued operations, net of tax	—	46.6	—	—	46.6
Income (loss) before equity in earnings of unconsolidated affiliates	(4.9)	159.5	(8.9)	1.0	146.7
Equity in earnings of subsidiaries, net of tax	150.6	—	134.4	(285.0)	—
Net income including noncontrolling interests	145.7	159.5	125.5	(284.0)	146.7
Less: Net income attributable to noncontrolling interests	—	(1.0)	—	—	(1.0)
Net income attributable to OneBeacon's common shareholders	145.7	158.5	125.5	(284.0)	145.7
Net change in benefit plan assets and obligations, net of tax	20.6	—	20.6	(20.6)	20.6
Comprehensive income attributable to OneBeacon's common shareholders	$166.3	$158.5	$146.1	$(304.6)	$166.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2015	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$36.8	$51.4	$(0.3)	$(49.9)	$38.0
Charges (credits) to reconcile net income to cash flows provided from operations:
Undistributed earnings from subsidiaries	(41.6)	—	(8.3)	49.9	—
Net loss from discontinued operations	—	0.5	—	—	0.5
Net gain from sale of discontinued operations	—	(0.3)	—	—	(0.3)
Net realized and change in unrealized investment gains	—	35.1	—	—	35.1
Net loss on sale of business	—	3.7	—	—	3.7
Deferred income tax benefit	—	(5.8)	—	—	(5.8)
Dividends received from subsidiaries	72.0	99.9	110.9	(282.8)	—
Other operating items:
Net change in loss and LAE reserves	—	47.6	—	—	47.6
Net change in unearned premiums	—	(28.0)	—	—	(28.0)
Net change in ceded unearned premium	—	(11.6)	—	—	(11.6)
Net change in premiums receivable	—	22.5	—	—	22.5
Net change in reinsurance recoverable on paid and unpaid losses	—	(19.7)	—	—	(19.7)
Net change in funds held under reinsurance contracts	—	37.1	—	—	37.1
Net change in funds held under insurance contracts.	—	56.7	—	—	56.7
Net change in other assets and liabilities	2.5	13.6	0.5	—	16.6
Net cash provided from operations—continuing operations	69.7	302.7	102.8	(282.8)	192.4
Net cash used for operations—discontinued operations	—	(0.5)	—	—	(0.5)
Net cash provided from operations	69.7	302.2	102.8	(282.8)	191.9
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	14.0	118.5	0.6	—	133.1
Maturities of fixed maturity investments	—	262.4	—	—	262.4
Sales of fixed maturity investments	—	491.5	88.7	183.3	763.5
Sales of common equity securities	—	345.6	—	—	345.6
Return of capital and distributions of other investments	—	40.5	—	—	40.5
Purchases of fixed maturity investments	—	(1,055.3)	(94.9)	(183.3)	(1,333.5)
Purchases of common equity securities	—	(323.5)	—	—	(323.5)
Contributions for other investments	—	(4.2)	—	—	(4.2)
Net change in unsettled investment purchases and sales	—	(23.8)	—	—	(23.8)
Proceeds from sale of property and equipment	—	56.8	—	—	56.8
Net acquisitions of property and equipment	—	(11.5)	—	—	(11.5)
Capital contribution from parent	—	2.2	5.5	(7.7)	—
Net cash provided from (used for) investing activities—continuing operations	14.0	(100.8)	(0.1)	(7.7)	(94.6)
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash provided from (used for) investing activities	14.0	(100.8)	(0.1)	(7.7)	(94.6)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(80.0)	—	—	—	(80.0)
Cash dividends paid to parent	—	(182.9)	(99.9)	282.8	—
Capital contribution to subsidiary	—	(5.5)	(2.2)	7.7	—
Repurchases and retirements of common stock	(3.7)	—	—	—	(3.7)
Payments on capital lease obligation	—	(5.4)	—	—	(5.4)
Net cash used for financing activities—continuing operations	(83.7)	(193.8)	(102.1)	290.5	(89.1)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(83.7)	(193.8)	(102.1)	290.5	(89.1)
Net increase in cash during period	—	7.6	0.6	—	8.2
Cash balance at beginning of period	—	87.0	—	—	87.0
Cash balance at end of period	$—	$94.6	$0.6	$—	$95.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2014	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$32.9	$51.1	$(2.2)	$(47.8)	$34.0
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(38.0)	—	(9.5)	47.5	—
Net loss from discontinued operations	—	1.8	—	—	1.8
Net loss from sale of discontinued operations	—	18.8	—	—	18.8
Net realized and change in unrealized investment gains	—	(44.6)	—	4.2	(40.4)
Net other realized losses	—	(3.7)	3.7	—	—
Deferred income tax benefit	—	(18.8)	—	(0.2)	(19.0)
Dividends received from subsidiaries	90.4	15.0	50.0	(155.4)	—
Other operating items:
Net change in loss and LAE reserves	—	287.9	—	—	287.9
Net change in unearned premiums	—	43.4	—	—	43.4
Net change in ceded unearned premiums	—	(3.6)	—	—	(3.6)
Net change in premiums receivable	—	(13.3)	—	—	(13.3)
Net change in reinsurance recoverable on paid and unpaid losses	—	(83.9)	—	—	(83.9)
Net change in funds held under reinsurance contracts	—	(35.3)	—	—	(35.3)
Net change in funds held under insurance contracts	—	17.7	—	—	17.7
Net change in other assets and liabilities	1.9	(49.6)	(1.9)	(6.5)	(56.1)
Net cash provided from operations—continuing operations	87.2	182.9	40.1	(158.2)	152.0
Net cash used for operations—discontinued operations	—	(54.5)	—	—	(54.5)
Net cash provided from operations	87.2	128.4	40.1	(158.2)	97.5
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(5.4)	(62.8)	2.7	—	(65.5)
Maturities of fixed maturity investments	—	396.4	—	—	396.4
Sales of fixed maturity investments	—	1,927.9	80.3	(165.1)	1,843.1
Sales of common equity securities	—	240.2	—	—	240.2
Return of capital and distributions of other investments	—	53.4	—	—	53.4
Purchases of fixed maturity investments	—	(2,265.1)	(80.9)	139.2	(2,206.8)
Purchases of common equity securities	—	(202.4)	—	—	(202.4)
Contributions for other investments	—	(81.9)	—	—	(81.9)
Net change in unsettled investment purchases and sales	—	(15.0)	—	—	(15.0)
Net acquisitions of property and equipment	—	(2.2)	—	—	(2.2)
Capital contribution from parent	—	70.0	70.0	(140.0)	—
Net cash (used for) provided from investing activities—continuing operations	(5.4)	58.5	72.1	(165.9)	(40.7)
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash (used for) provided from investing activities	(5.4)	58.5	72.1	(165.9)	(40.7)
Cash flows from financing activities:
Repurchases of debt	—	—	(28.7)	28.7	—
Cash dividends paid to common shareholders	(80.0)	—	—	—	(80.0)
Cash dividends paid to parent	—	(140.4)	(15.0)	155.4	—
Capital contribution to subsidiary	—	(70.0)	(70.0)	140.0	—
Repurchases and retirements of common stock	(1.8)	—	—	—	(1.8)
Payments on capital lease obligation	—	(5.3)	—	—	(5.3)
Net cash used for financing activities—continuing operations	(81.8)	(215.7)	(113.7)	324.1	(87.1)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(81.8)	(215.7)	(113.7)	324.1	(87.1)
Net decrease in cash during period	—	(28.8)	(1.5)	—	(30.3)
Cash transferred with sale of business	—	(50.8)	—	—	(50.8)
Net decrease after cash transferred with sale of business	—	(79.6)	(1.5)	—	(81.1)
Cash balance at beginning of period	—	166.6	1.5	—	168.1
Cash balance at end of period	$—	$87.0	$—	$—	$87.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2013	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$145.7	$159.5	$125.5	$(284.0)	$146.7
Charges (credits) to reconcile net income to cash flows provided from operations:
Undistributed earnings from subsidiaries	(150.6)	—	(134.4)	285.0	—
Net loss from discontinued operations	—	46.6	—	—	46.6
Net gain from sale of discontinued operations	—	(46.6)	—	—	(46.6)
Net realized and change in unrealized investment gains	—	(48.9)	0.7	(1.2)	(49.4)
Net realized gain on sale of business	—	(23.0)	—	—	(23.0)
Deferred income tax expense (benefit)	—	14.9	(0.1)	0.2	15.0
Dividends received from subsidiaries	92.0	—	218.0	(310.0)	—
Other operating items:
Net change in loss and LAE reserves	—	54.3	—	—	54.3
Net change in unearned premiums	—	(28.9)	—	—	(28.9)
Net change in ceded unearned premiums	—	(2.8)	—	—	(2.8)
Net change in premiums receivable	—	(2.6)	—	—	(2.6)
Net change in reinsurance recoverable on paid and unpaid losses	—	20.7	—	—	20.7
Net change in funds held under reinsurance contracts	—	(1.8)	—	—	(1.8)
Net change in funds held under insurance contracts	—	57.4	—	—	57.4
Net change in other assets and liabilities	3.4	45.8	(29.4)	—	19.8
Net cash provided from operations—continuing operations	90.5	244.6	180.3	(310.0)	205.4
Net cash used for operations—discontinued operations	—	(76.7)	—	—	(76.7)
Net cash provided from operations	90.5	167.9	180.3	(310.0)	128.7
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(10.3)	26.3	56.2	—	72.2
Maturities of fixed maturity investments	—	223.7	21.5	—	245.2
Sales of fixed maturity investments	—	1,496.7	386.7	(483.4)	1,400.0
Sales of common equity securities	—	196.7	—	—	196.7
Return of capital and distributions of other investments	—	67.5	—	—	67.5
Purchases of fixed maturity investments	—	(1,787.2)	(393.2)	483.4	(1,697.0)
Purchases of common equity securities	—	(206.3)	—	—	(206.3)
Contributions for other investments	—	(22.0)	—	—	(22.0)
Proceeds from the sale of business	—	31.3	—	—	31.3
Net change in unsettled investment purchases and sales	—	4.1	—	—	4.1
Net acquisitions of property and equipment	—	(10.3)	—	—	(10.3)
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	250.0	—	(250.0)	—
Net cash (used for) provided from investing activities—continuing operations	(10.3)	270.5	71.2	(250.0)	81.4
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash (used for) provided from investing activities	(10.3)	270.5	71.2	(250.0)	81.4
Cash flows from financing activities:
Cash dividends paid to common shareholders	(80.2)	—	—	—	(80.2)
Cash dividends paid to parent	—	(310.0)	—	310.0	—
Return of capital to OneBeacon U.S. Enterprises Holdings, Inc.	—	—	(250.0)	250.0	—
Payments on capital lease obligation	—	(5.7)	—	—	(5.7)
Net cash used for financing activities—continuing operations	(80.2)	(315.7)	(250.0)	560.0	(85.9)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(80.2)	(315.7)	(250.0)	560.0	(85.9)
Net increase in cash during period	—	122.7	1.5	—	124.2
Cash balance at beginning of period	—	43.9	—	—	43.9
Cash balance at end of period	$—	$166.6	$1.5	$—	$168.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. Subsequent Events
On February 24, 2016, the Board declared a dividend of $0.21 per common share, payable on March 30, 2016 to shareholders of record on March 11, 2016.
NOTE 21. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data for 2015 and 2014 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2015 Three months ended				2014 Three months ended
($ in millions, except per share amounts)	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Revenues	$308.2	$314.2	$267.8	$296.2	$306.8	$326.0	$301.5	$332.4
Expenses	280.1	311.3	284.6	285.1	252.0	294.3	296.6	381.5
Pre-tax income (loss) from continuing operations	28.1	2.9	(16.8)	11.1	54.8	31.7	4.9	(49.1)
Tax (expense) benefit	(3.4)	0.9	3.5	11.9	(7.1)	(5.9)	1.1	24.2
Net income (loss) from continuing operations	24.7	3.8	(13.3)	23.0	47.7	25.8	6.0	(24.9)
Loss from discontinued operations, net of tax	(0.1)	(0.2)	(0.1)	(0.1)	(0.5)	(0.1)	(0.3)	(0.9)
Gain (loss) from sale of discontinued operations, net of tax	—	0.3	—	—	—	(0.5)	(7.0)	(11.3)
Net income (loss) including noncontrolling interests	24.6	3.9	(13.4)	22.9	47.2	25.2	(1.3)	(37.1)
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)	—	(0.2)	(0.4)	(0.5)	—	(0.2)
Net income (loss) attributable to OneBeacon's common shareholders	$24.1	$3.4	$(13.4)	$22.7	$46.8	$24.7	$(1.3)	$(37.3)
Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted:(1)
Net income (loss) from continuing operations per share	$0.25	$0.03	$(0.14)	$0.24	$0.50	$0.26	$0.05	$(0.26)
Net Loss from discontinued operations, net of tax, per share	—	—	—	—	(0.01)	—	(0.07)	(0.13)
Net income (loss) attributable to OneBeacon's common shareholders per share	$0.25	$0.03	$(0.14)	$0.24	$0.49	$0.26	$(0.02)	$(0.39)
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
We assessed the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2015. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, we have concluded that OneBeacon maintained effective internal control over financial reporting as of December 31, 2015.
PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2015 as stated in their report which appears on page F-81.

February 26, 2016

/s/ T. MICHAEL MILLER	/s/ PAUL H. MCDONOUGH
T. Michael Miller President and Chief Executive Officer (Principal Executive Officer)	Paul H. McDonough Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OneBeacon Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of OneBeacon Insurance Group, Ltd. and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing on page F-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 26, 2016

SCHEDULE I
ONEBEACON INSURANCE GROUP, LTD.
SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 2015

	Amortized Cost	Fair Value	Carrying Value
	($ in millions)
Investments:
Fixed maturity investments:
Bonds:
U.S. Government and government agencies and authorities	$85.4	$85.3	$85.3
Corporate bonds and asset-backed securities	1,845.9	1,842.3	1,842.3
States, municipalities and political subdivisions	67.7	69.0	69.0
Foreign governments	1.0	1.2	1.2
Preferred stocks	78.3	82.7	82.7
Total fixed maturity investments	2,078.3	2,080.5	2,080.5
Short-term investments	69.2	69.2	69.2
Common equity securities:
Exchange traded funds	189.7	183.3	183.3
Banks, trust and insurance companies	3.5	4.5	4.5
Industrial, miscellaneous and other	291.5	294.2	294.2
Total common equity securities	295.0	298.7	298.7
Other investments	135.6	143.0	143.0
Total investments	$2,578.1	$2,591.4	$2,591.4

SCHEDULE II
ONEBEACON INSURANCE GROUP, LTD.
(Registrant Only)
CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	($ in millions)
Assets:
Short-term investments, at amortized cost (which approximates fair value)	$4.4	$18.4
Investments in subsidiaries	996.9	1,027.4
Other assets	0.5	0.3
Total assets	$1,001.8	$1,046.1

Liabilities	$0.9	$0.3
OneBeacon's common shareholders' equity	1,000.9	1,045.8
Total liabilities and OneBeacon's common shareholders' equity	$1,001.8	$1,046.1

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Revenues	$—	$—	$—
Expenses	4.8	5.1	5.0
Pre-tax loss from continuing operations	(4.8)	(5.1)	(5.0)
Income tax benefit	—	—	0.1
Net loss from continuing operations	(4.8)	(5.1)	(4.9)
Equity in earnings from subsidiaries, net of tax	41.6	38.0	150.6
Net income attributable to OneBeacon's common shareholders	36.8	32.9	145.7
Other comprehensive income (loss) items, after tax	—	(12.0)	20.6
Comprehensive income attributable to OneBeacon's common shareholders	$36.8	$20.9	$166.3

See Notes to Financial Statements.

SCHEDULE II (continued)
ONEBEACON INSURANCE GROUP, LTD.
(Registrant Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	($ in millions)
Net income	$36.8	$32.9	$145.7
Charges (credits) to reconcile net income to net cash from operations:
Undistributed earnings from subsidiaries	(41.6)	(38.0)	(150.6)
Dividends received from subsidiaries	72.0	90.4	92.0
Net change in other assets and liabilities	2.5	1.9	3.4
Net cash provided from operations	69.7	87.2	90.5
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	14.0	(5.4)	(10.3)
Net cash provided from (used for) investing activities	14.0	(5.4)	(10.3)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(80.0)	(80.0)	(80.2)
Repurchases and retirements of common stock	(3.7)	(1.8)	—
Net cash used for financing activities	(83.7)	(81.8)	(80.2)
Net change in cash during the year	—	—	—
Cash balance at beginning of year	—	—	—
Cash balance at end of year	$—	$—	$—

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
3. Supplemental Cash Flow Information
Dividends received from subsidiaries were $72.0 million, $90.4 million and $92.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

SCHEDULE III
ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION(1)

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(2)	Benefits, claims, losses, and settlement expenses	Amortization of policy acquisition expenses	Other operating expenses	Premiums written
	($ in millions)
Years ended:
December 31, 2015:
Specialty Industries	$51.1	$597.2	$272.2	$—	$615.9	$—	$(390.0)	$(113.7)	$(120.3)	$603.6
Specialty Products	49.6	772.2	288.1	—	560.3	—	(310.7)	(100.1)	(97.9)	533.0
Investing, Financing and Corporate(3)	—	20.4	—	—	—	45.9	—	—	—	—
December 31, 2014:
Specialty Industries	$53.5	$519.6	$284.7	$—	$595.0	$—	$(357.2)	$(107.1)	$(100.8)	$610.0
Specialty Products	49.7	798.8	303.6	—	582.1	—	(457.9)	(96.2)	(78.4)	606.9
Investing, Financing and Corporate(3)	—	23.8	—	—	—	43.4	—	—	—	—
December 31, 2013:
Specialty Industries	$50.1	$446.5	$269.5	$—	$566.9	$—	$(309.8)	$(102.6)	$(107.4)	$579.0
Specialty Products	53.6	607.8	275.4	—	553.5	—	(312.3)	(106.3)	(97.4)	509.6
Investing, Financing and Corporate(4)	—	—	—	—	—	43.0	—	—	—	—
__________________________________________________________

(1)	Schedule excludes activity related to discontinued operations for all periods presented.

(2)
Invested assets are not allocated to Specialty Industries or Specialty Products since OneBeacon does not manage its assets by segment. Net investment income related to OneBeacon's Specialty Industries and Specialty Products segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments.

(3)
As described in Note 18, ASIC has entered into a 100% quota share reinsurance agreement whereby ASIC is ceding to Bedivere 100% of the legacy Runoff Business that was written on ASIC or one of the ongoing entities. The balance of $20.4 million and $23.8 million as of December 31, 2015 and 2014, respectively, is included in both unpaid loss and loss adjustment expense reserves and reinsurance recoverable included within Investing, Financing, and Corporate.

(4)	Schedule excludes balances reclassified to held for sale in the consolidated balance sheets related to the Runoff Transaction as of December 31, 2013.

SCHEDULE IV
ONEBEACON INSURANCE GROUP, LTD.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
Years ended:
December 31, 2015
Continuing Operations	$1,298.0	$(167.7)	$45.9	$1,176.2	3.9%
December 31, 2014
Continuing Operations	$1,209.1	$(102.9)	$70.9	$1,177.1	6.0%
Discontinued Operations	(0.7)	0.7	0.1	0.1	100.0
December 31, 2013
Continuing Operations	$1,043.3	$(71.4)	$148.5	$1,120.4	13.3%
Discontinued Operations	0.4	—	0.4	0.8	50.0

SCHEDULE V
ONEBEACON INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS(1)

	Column A	Column B	Column C	Column D	Column E
	Additions (subtractions)
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged (credited) to other accounts(2)	Other additions (deductions) described(3)	Balance at end of period
	($ in millions)
Years ended:
December 31, 2015
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$2.2	$(0.1)	$—	$(1.4)	$0.7
Premiums receivable:
Allowance for uncollectible accounts	1.9	0.8	(0.7)	—	2.0
December 31, 2014
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$14.3	$(0.5)	$—	$(11.6)	$2.2
Premiums receivable:
Allowance for uncollectible accounts	3.1	(0.2)	(1.0)	—	1.9
December 31, 2013(4)
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$25.6	$—	$—	$(11.3)	$14.3
Premiums receivable:
Allowance for uncollectible accounts	4.4	0.3	—	(1.6)	3.1
_______________________________________________________________________________

(1)
Schedule includes activity related to discontinued operations. Balances as of December 31, 2013 include an Allowance for reinsurance balance of $11.3 million and an Allowance for uncollectible premiums receivable of $0.1 million related to the Runoff Transaction that were reclassified to held for sale in the consolidated balance sheet.

(2)
Amount credited to other accounts represents a reduction in the Allowance for uncollectible premiums receivable which was offset by a corresponding reduction in Gross premiums receivable. There was no impact to Premiums receivable as presented in the consolidated balance sheet.

(3)	Represents net collections (charge offs) of balances receivable.

(4)	Excludes $0.1 million of allowance for uncollectible deductibles as of December 31, 2013, with no allowance for uncollectible deductibles as of December 31, 2015 and 2014.

SCHEDULE VI
ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS(1) (2)

Column A	Column B	Column C		Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred acquisition costs	Reserves for Unpaid Claims and Claims Adjustment Expenses		Discount, if any, deducted in Column C(3)	Unearned Premiums	Earned Premiums	Net investment income(4)	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of deferred policy acquisition costs	Paid Claims and Claims Adjustment Expenses	Premiums written
Affiliation with registrant								Current Year	Prior Year
	($ in millions)
Specialty Industries:
2015	$51.1	$597.2		$1.1	$272.2	$615.9	$—	$368.2	$21.8	$(113.7)	$322.7	$603.6
2014	53.5	519.6		1.0	284.7	595.0	—	329.2	28.0	(107.1)	277.3	610.0
2013	50.1	446.5		2.8	269.5	566.9	—	315.7	(5.9)	(102.6)	268.5	579.0
Specialty Products:
2015	$49.6	$772.2		$—	$288.1	$560.3	$—	$334.3	$(23.6)	$(100.1)	$354.8	$533.0
2014	49.7	798.8		—	303.6	582.1	—	396.1	61.8	(96.2)	331.3	606.9
2013	53.6	607.8		0.2	275.4	553.5	—	306.4	5.9	(106.3)	272.2	509.6
Investing, Financing and Corporate:(5)
2015	$—	$20.4	(5)	$—	$—	$—	$45.9	$—	$—	$—	$—	$—
2014	—	23.8	(5)	—	—	—	43.4	—	—	—	—	—
2013	—	—		—	—	—	43.0	—	—	—	—	—
__________________________________________________________

(1)	Schedule excludes activity related to discontinued operations for all periods presented.

(2)	Schedule excludes balances reclassified to held for sale in the consolidated balance sheets related to the Runoff Transaction as of December 31, 2013.

(3)
The amounts shown represent and/or include OneBeacon's discount on its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using an average discount rate which is determined based on various assumptions including consideration of when the claims will be settled (2.5%, 2.5% and 3.5%, respectively, as of December 31, 2015, 2014 and 2013).

(4)
Invested assets are not allocated to Specialty Industries or Specialty Products since OneBeacon does not manage its assets by segment. Net investment income related to OneBeacon's Specialty Industries and Specialty Products segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments.

(5)
As described in Note 18, ASIC entered into a 100% quota share reinsurance agreement whereby ASIC is ceding to Bedivere 100% of the legacy Runoff Business that was written on ASIC or one of the ongoing entities. The balances of $20.4 million and $23.8 million as of December 31, 2015 and 2014, respectively, is included in unpaid loss and loss adjustment expense reserves within Investing, Financing, and Corporate.