Form 10-Q
period 2016-03-31
OneBeacon Insurance Group, Ltd.
filed 2016-05-02
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 28, 2016, 22,589,822 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

($ in millions, except per share amounts)	March 31, 2016	December 31, 2015
Assets	(Unaudited)
Investment Securities:
Fixed maturity investments, at fair value (amortized cost: $2,011.5 in 2016 and $2,078.3 in 2015)	$2,028.7	$2,080.5
Short-term investments, at amortized cost (which approximates fair value)	119.7	69.2
Common equity securities, at fair value (amortized cost - $262.5 in 2016 and $295.0 in 2015)	275.9	298.7
Other investments, at fair value (amortized cost - $132.6 in 2016 and $135.6 in 2015)	137.8	143.0
Total investment securities	2,562.1	2,591.4
Cash	108.8	95.2
Reinsurance recoverables	167.0	193.5
Premiums receivable	230.4	219.0
Deferred acquisition costs	102.0	100.7
Ceded unearned premiums	36.3	29.5
Net deferred tax asset	134.1	140.2
Investment income accrued	9.4	10.1
Accounts receivable on unsettled investment sales	4.5	30.5
Other assets	174.4	192.5
Total assets	$3,529.0	$3,602.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,343.8	$1,389.8
Unearned premiums	568.6	560.3
Funds held under insurance contracts	134.9	137.7
Debt	272.9	272.9
Accounts payable on unsettled investment purchases	1.5	—
Other liabilities	187.5	237.4
Total liabilities	2,509.2	2,598.1
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Preference shares (Par value $0.01; 80,000,000 authorized shares; none issued or outstanding)	—	—
Common shares and paid-in surplus (Class A: par value $0.01; 200,000,000 authorized shares; 22,589,822 and 23,334,502 issued and outstanding)(Class B: par value $0.01; 200,000,000 authorized shares; 71,754,738 issued and outstanding for both periods)	1,011.1	1,022.0
Retained earnings (deficit)	10.7	(15.9)
Accumulated other comprehensive loss	(5.2)	(5.2)
Total OneBeacon's common shareholders' equity	1,016.6	1,000.9
Total noncontrolling interests	3.2	3.6
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,019.8	1,004.5
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$3,529.0	$3,602.6

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
($ in millions, except per share amounts)	2016	2015
Revenues
Earned premiums	$278.6	$286.6
Net investment income	14.4	10.5
Net realized and change in unrealized investment gains	16.6	14.2
Net other revenues (expenses)	0.9	(3.1)
Total revenues	310.5	308.2
Expenses
Loss and loss adjustment expenses	158.8	165.9
Policy acquisition expenses	51.0	51.0
Other underwriting expenses	55.3	55.9
General and administrative expenses	3.9	4.1
Interest expense	3.3	3.2
Total expenses	272.3	280.1
Pre-tax income from continuing operations	38.2	28.1
Income tax benefit (expense)	8.7	(3.4)
Net income from continuing operations	46.9	24.7
Loss from discontinued operations, net of tax	—	(0.1)
Net income, including noncontrolling interests	46.9	24.6
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)
Net income attributable to OneBeacon's common shareholders	46.4	24.1
Other comprehensive income, net of tax	—	0.2
Comprehensive income attributable to OneBeacon's common shareholders	$46.4	$24.3

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted
Net income attributable to OneBeacon's common shareholders per share	$0.49	$0.25
Dividends declared and paid per OneBeacon's common share	$0.21	$0.21

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

		OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
($ in millions)	Common shares outstanding	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive loss	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
Balances at January 1, 2016	95,089,240	$1,022.0	$(15.9)	$(5.2)	$1,000.9	$3.6	$1,004.5
Comprehensive income:
Net income	—	—	46.4	—	46.4	0.5	46.9
Other comprehensive income, net of tax	—	—	—	—	—	—	—
Total comprehensive income	—	—	46.4	—	46.4	0.5	46.9
Amortization of restricted share awards	—	0.6	—	—	0.6	—	0.6
Issuance of common shares	170,650	—	—	—	—	0.1	0.1
Repurchase and retirement of common shares	(915,330)	(11.5)	—	—	(11.5)	—	(11.5)
Dividends		—	(19.8)	—	(19.8)	(1.0)	(20.8)
Balances at March 31, 2016	94,344,560	$1,011.1	$10.7	$(5.2)	$1,016.6	$3.2	$1,019.8

		OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
($ in millions)	Common shares outstanding	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss)	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
Balances at January 1, 2015	95,296,387	$1,023.7	$27.3	$(5.2)	$1,045.8	$3.5	$1,049.3
Comprehensive income:
Net income	—	—	24.1	—	24.1	0.5	24.6
Other comprehensive income, net of tax	—	—	—	0.2	0.2	—	0.2
Total comprehensive income	—	—	24.1	0.2	24.3	0.5	24.8
Amortization of restricted share awards	—	0.6	—	—	0.6	—	0.6
Issuance of common shares	75,950	—	—	—	—	0.1	0.1
Repurchase and retirement of common shares	(113,551)	(1.6)	—	—	(1.6)	—	(1.6)
Dividends		—	(20.0)	—	(20.0)	(1.1)	(21.1)
Balances at March 31, 2015	95,258,786	$1,022.7	$31.4	$(5.0)	$1,049.1	$3.0	$1,052.1

   See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
($ in millions)	2016	2015
Cash flows from operations:
Net income including noncontrolling interests	$46.9	$24.6
Charges (credits) to reconcile net income to cash flows provided from operations:
Net loss from discontinued operations	—	0.1
Net realized and change in unrealized investment gains	(16.6)	(14.2)
Net adjustment to gain on sale of business	—	3.7
Deferred income tax expense	6.7	0.5
Other operating items:
Net change in loss and LAE reserves	(46.0)	(38.2)
Net change in unearned premiums	8.3	2.0
Net change in ceded unearned premium	(6.8)	(1.4)
Net change in premiums receivable	(11.4)	(16.6)
Net change in reinsurance recoverables on paid and unpaid losses	26.5	14.0
Net change in funds held under reinsurance contracts	—	19.7
Net change in funds held under insurance contracts	(2.8)	12.0
Net change in other assets and liabilities	(28.3)	17.2
Net cash provided from (used for) operations—continuing operations	(23.5)	23.4
Net cash used for operations—discontinued operations	—	(0.1)
Net cash provided from (used for) operations	(23.5)	23.3
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(50.5)	8.0
Maturities of fixed maturity investments	110.1	32.9
Sales of fixed maturity investments	161.9	177.6
Sales of common equity securities	103.2	39.6
Return of capital and distributions of other investments	3.0	3.7
Purchases of fixed maturity investments	(209.8)	(273.0)
Purchases of common equity securities	(75.4)	(26.2)
Contributions for other investments	(0.3)	(1.9)
Net change in unsettled investment purchases and sales	27.6	40.3
Net acquisitions of property and equipment	(0.9)	(0.4)
Net cash used for investing activities	68.9	0.6
Cash flows from financing activities:
Cash dividends paid to common shareholders	(19.8)	(20.0)
Repurchases and retirements of common stock	(11.5)	(1.6)
Payments on capital lease obligation	(0.5)	(1.4)
Net cash used for financing activities	(31.8)	(23.0)
Net increase in cash during period	13.6	0.9
Cash balance at beginning of period	95.2	87.0
Cash balance at end of period	$108.8	$87.9

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
OneBeacon is 76.1% owned by White Mountains Insurance Group, Ltd. ("White Mountains"), a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. The Company's headquarters are located at 14 Wesley Street, 5th Floor, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 605 North Highway 169, Plymouth, Minnesota 55441 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
On December 23, 2014, OneBeacon completed the sale of its run-off business to a subsidiary of Armour Group Holdings Limited (“Armour”). See Note 2—"Acquisitions and Dispositions" and Note 15—"Discontinued Operations." The run-off business included the results of OneBeacon's non-specialty commercial lines business as well as the vast majority of asbestos and environmental reserves (the “Runoff Business,” the sale of which is referred to as the “Runoff Transaction”). The Runoff Business has been presented as discontinued operations in the consolidated statements of operations and in the consolidated statements of cash flows for the three months ended March 31, 2016 and 2015.
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
All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows of OneBeacon. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2015 Annual Report on Form 10-K for a complete discussion regarding OneBeacon’s significant accounting policies. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.
Recently Adopted Changes in Accounting Principles
Business Combinations - Measurement Period Adjustments
Effective January 1, 2016, OneBeacon adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires adjustments to provisional amounts recorded in connection with a business combination that are identified during the measurement period are to be recorded in the reporting period in which the adjustment amounts are determined, rather than as retroactive adjustments to prior periods. OneBeacon has not recognized any adjustments to estimated purchase accounting amounts for the year to date period ended March 31, 2016 and accordingly, there was no effect to OneBeacon's financial statements upon adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Fair Value Measurements
Effective January 1, 2016, OneBeacon adopted ASU 2015-07, Fair Value Measurement - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (ASC 820) which eliminates the requirement to disclose the fair value hierarchy level for investments for which fair value is measured at net asset value ("NAV") using the practical expedient in ASC 820. OneBeacon measures the fair value of its investments in hedge funds and private equity funds using this practical expedient. Upon adoption, these fair value measurements are no longer classified within the fair value hierarchy. Prior year amounts have been modified to conform to the current year's disclosures.
Amendments to Consolidation Analysis
On January 1, 2016, OneBeacon adopted ASU 2015-02, Amendments to the Consolidation Analysis (ASC 810) which amends the guidance for determining whether an entity is a variable interest entity (“VIE”). ASU 2015-02 eliminates the separate consolidation guidance for limited partnerships and with it, the presumption that a general partner should consolidate a limited partnership. In addition, ASU 2015-02 changes the guidance for determining if fee arrangements qualify as variable interests and the effect fee arrangements have on the determination of the primary beneficiary. Adoption of ASU 2015-02 did not affect the consolidation analysis for any of OneBeacon's investments.
Share-Based Compensation Awards
On January 1, 2016, OneBeacon adopted ASU 2014-12, Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASC 718). The new guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost is to be recognized in the period when it becomes probable the performance target will be achieved in an amount equal to the compensation cost attributable to the periods for which service has been rendered. There was no effect to OneBeacon's financial statements upon adoption.
Debt Issuance Costs
Effective January 1, 2016, OneBeacon adopted ASU 2015-03, Imputation of Interest (ASC 835) which requires debt issuance costs to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. The new guidance requires amortization of debt issuance costs to be classified within interest expense and also requires disclosure of the debt's effective interest rate. OneBeacon has applied the guidance retrospectively and as a result has reclassified $1.9 million of debt issuance costs from other assets, reflecting these amounts as reduction from the related debt and has modified its disclosures to include the required effective interest rate on its debt. Adoption of ASU 2015-03 did not have a material impact on OneBeacon's financial position, results of operations, or cash flows. In addition, effective January 1, 2016, OneBeacon adopted ASU 2015-15, Imputation of Interest (ASC 835), which addresses the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Adoption of ASU 2015-15 did not have a significant effect on OneBeacon's financial position, results of operations, cash flows, presentation or disclosures.
Recently Issued Accounting Pronouncements
Stock Compensation
On March 30, 2016, the Board issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718) which is intended to simplify certain aspects of the accounting for share-based compensation. The new guidance provides an accounting policy election to account for forfeitures by either applying an assumption, as required under existing guidance, or by recognizing forfeitures when they actually occur. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods with early adoption permitted. OneBeacon does not expect a significant effect upon adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Leases
On February 25, 2016, the FASB issued ASU 2016-02, Leases (ASC 842). The new guidance requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. Under existing guidance recognition of lease assets and liabilities is not required for operating leases. The lease assets and liabilities to be recognized are both measured initially based on the present value of the lease payments. Under the new guidance, a sale-leaseback transaction must meet the recognition criteria under ASC 606, Revenues in order to be accounted for as sale. The new guidance is effective for OneBeacon for years beginning after December 15, 2018, including interim periods therein. OneBeacon is evaluating the expected impact of this new guidance and available adoption methods.
Financial Instruments - Recognition and Measurement
On January 5, 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 825-10). The new guidance requires all equity securities with readily determinable fair values to be measured at fair value with changes therein recognized through current period earnings. In addition, the new ASU simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and for impaired equity security investments to be measured at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. OneBeacon has taken the fair value election for its portfolio of equity security investments and accordingly, does not expect the adoption of ASU 2016-01 to have a significant impact on its financial statements.
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
NOTE 2. Acquisitions and Dispositions
Crop Business
On July 31, 2015, Monsanto Company sold Climate Crop Insurance Agency ("CCIA"), the third party agency with which OneBeacon previously had an exclusive managing general agency agreement, to an affiliate of AmTrust Financial Services, Inc. ("AmTrust"). As a result of the sale, the Company exited the multiple peril crop insurance ("MPCI") business and its related crop-hail business (collectively, "Crop Business"). As a result of the transaction, OneBeacon and CCIA agreed to an early termination of the existing five year agreement. In connection with the termination of the agreement, OneBeacon received a payment of $3.0 million. Also related to the transaction, OneBeacon withdrew its 2016 Plan of Operations, which previously

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. Acquisitions and Dispositions

authorized it to write MPCI for the 2016 Reinsurance Year, and affiliates of AmTrust agreed to reinsure the Company’s remaining net Crop Business exposure for the 2015 Reinsurance Year under a related 100% quota share reinsurance agreement which, coupled with other transfer and assignment agreements as well as communications with policyholders and agents, had the effect of assumption reinsurance. As a result of this transaction, the Company has no material net exposure related to the Crop Business.
Runoff Business
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies," on December 23, 2014, OneBeacon completed the sale of its Runoff Business to Armour. OneBeacon provided financing in the form of surplus notes issued by Bedivere Insurance Company ("Bedivere"), one of the legal entities transferred as part of the transaction, having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. See Note 15—"Discontinued Operations" for further information.
Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company ("Essentia"), which wrote the collector cars and boats business, to Markel Corporation. During the first quarter of 2015, the Company recognized in net other revenues (expenses) a $3.7 million negative adjustment to the pre-tax gain on sale of Essentia in connection with an assessment from the Michigan Catastrophic Claims Association (MCCA) payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia.
Except as described above, during the three months ended March 31, 2016 and 2015, there were no significant acquisitions or dispositions.
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves
Loss and LAE reserve summary
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
($ in millions)	2016	2015
Gross beginning balance	$1,389.8	$1,342.2
Less beginning reinsurance recoverables on unpaid losses	(186.0)	(161.6)
Net beginning loss and LAE reserves	1,203.8	1,180.6
Loss and LAE incurred relating to:
Current year losses	158.8	167.7
Prior year losses	—	(1.8)
Total incurred loss and LAE	158.8	165.9
Loss and LAE paid relating to:
Current year losses	(22.0)	(22.1)
Prior year losses	(147.2)	(162.0)
Total loss and LAE payments	(169.2)	(184.1)
Net ending loss and LAE reserves	1,193.4	1,162.4
Plus ending reinsurance recoverables on unpaid losses	150.4	141.6
Gross ending loss and LAE reserves	$1,343.8	$1,304.0
Loss and LAE development
Loss and LAE development—2016
During the three months ended March 31, 2016, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves, as favorable development from several businesses, most notably Technology and Accident was offset by unfavorable development primarily in Healthcare due to large claims and heavy loss activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves

Loss and LAE development—2015
During the three months ended March 31, 2015, OneBeacon experienced $1.8 million of net favorable loss and LAE reserve development on prior accident year reserves, primarily attributable to favorable development from Crop resulting from the 2014 crop year and favorable development in several other businesses, most notably from Ocean Marine, Technology, Government Risks, Surety and Specialty Property. This favorable development was mostly offset by unfavorable development in Entertainment driven by several large and small to mid-sized claims and by losses within the Inland Marine business resulting from a few large claims.
NOTE 4. Reinsurance
In the normal course of business, OneBeacon's insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third-party reinsurers. OneBeacon remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.
Reinsurance Treaties
The Company's reinsurance coverage is discussed in Note 4—"Reinsurance" in the Company's 2015 Annual Report on Form 10-K. Except as discussed below, there have been no material changes to the Company's reinsurance coverage from that reported in the 2015 Annual Report on Form 10-K.
The Company entered into a 50% quota share reinsurance agreement related to its Financial Institutions business.
Reinsurance Recoverables
As of March 31, 2016, OneBeacon had reinsurance recoverables on paid losses of $16.6 million and reinsurance recoverables on unpaid losses of $150.4 million. As reinsurance contracts do not relieve OneBeacon of its obligations, collectibility of balances due from reinsurers is critical to OneBeacon's financial strength. The following table summarizes Standard & Poor's Financial Services, LLC ("Standard & Poor's") ratings for OneBeacon's reinsurers, excluding industry pools and associations, based upon reinsurance recoverable amounts on paid and unpaid losses and LAE:

	Balance at March 31, 2016	% of total
Standard & Poor's Rating(1):	($ in millions)
AA	$42.7	26%
A	98.2	59%
BBB, Not Rated and Other(2)	26.1	15%
Total reinsurance recoverables	$167.0	100%
_______________________________________________________________________________
(1) Standard & Poor's ratings as detailed above are "AA" (Very strong), "A" (Strong) and "BBB" (Adequate).
(2)Includes reinsurance recoverable on unpaid losses from Bedivere of $19.4 million.
NOTE 5. Investment Securities
OneBeacon's invested assets are comprised of securities and other investments held for general investment purposes. Refer to the Company's 2015 Annual Report on Form 10-K for a complete discussion.
OneBeacon classifies its portfolio of fixed maturity investments and common equity securities held for general investment purposes as trading securities. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and change in unrealized investment gains on trading securities are reported, on a pre-tax basis, in total revenues as net realized and change in unrealized investment gains.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

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
Prospector Partners, LLC (“Prospector”), was the primary manager of OneBeacon's publicly-traded common equity securities portfolio. The Prospector-managed separate accounts were liquidated during the second quarter of 2015, and a Prospector-managed hedge fund was redeemed. As the separate accounts were liquidated, OneBeacon reinvested the majority of the proceeds into exchange traded funds ("ETFs") that seek to provide investment results that, before expenses, generally correspond to the performance of the S&P 500, Russell 1000, and Russell 1000 Value indices.
OneBeacon's net investment income is comprised primarily of interest income associated with fixed maturity investments and dividend income from its equity investments.
Net investment income for the three months ended March 31, 2016 and 2015 consisted of the following:

	Three months ended March 31,
($ in millions)	2016	2015
Fixed maturity investments	$12.1	$10.2
Common equity securities	1.0	1.6
Other investments(1)	2.5	0.1
Gross investment income	15.6	11.9
Less external investment expenses	(1.2)	(1.4)
Net investment income, pre-tax	$14.4	$10.5
_______________________________________________________________________________
(1) Includes an interest payment on the surplus notes of $2.4 million received in the three months ended March 31, 2016.

The composition of net realized investment gains (losses) consisted of the following:

	Three months ended March 31,
($ in millions)	2016	2015
Fixed maturity investments	$(1.4)	$0.7
Common equity securities	(4.7)	9.8
Other investments	0.2	(1.0)
Net realized investment gains (losses), pre-tax	$(5.9)	$9.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The net changes in net unrealized gains for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31, 2016
($ in millions)	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in unrealized gains reflected in revenues
Fixed maturity investments	$15.0	$—	$15.0
Common equity securities	9.7	—	9.7
Other investments	(2.2)	—	(2.2)
Net change, pre-tax	$22.5	$—	$22.5

	Three months ended March 31, 2015
($ in millions)	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in unrealized gains reflected in revenues
Fixed maturity investments	$6.6	$—	$6.6
Common equity securities	(4.4)	(0.1)	(4.5)
Other investments	2.6	—	2.6
Net change, pre-tax	$4.8	$(0.1)	$4.7
The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of March 31, 2016 and December 31, 2015 were as follows:

($ in millions)	March 31, 2016	December 31, 2015
Investment securities:
Gross unrealized investment gains	$63.5	$46.5
Gross unrealized investment losses	(27.7)	(33.2)
Total net unrealized investment gains, pre-tax	35.8	13.3
Income taxes	(12.4)	(6.5)
Total net unrealized investment gains, after-tax	$23.4	$6.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency losses and carrying values of OneBeacon's fixed maturity investments as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$53.5	$0.1	$—	$—	$53.6
Debt securities issued by corporations	733.3	11.2	(0.9)	—	743.6
Municipal obligations	67.6	1.8	(0.1)	—	69.3
Mortgage and asset-backed securities	1,077.8	3.7	(3.7)	—	1,077.8
Foreign government obligations	1.0	0.2	—	—	1.2
Preferred stocks	78.3	4.9	—	—	83.2
Total fixed maturity investments	$2,011.5	$21.9	$(4.7)	$—	$2,028.7

	December 31, 2015
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$85.4	$—	$(0.1)	$—	$85.3
Debt securities issued by corporations	810.8	4.1	(4.5)	—	810.4
Municipal obligations	67.7	1.5	(0.2)	—	69.0
Mortgage and asset-backed securities	1,035.1	1.3	(4.5)	—	1,031.9
Foreign government obligations	1.0	0.2	—	—	1.2
Preferred stocks	78.3	4.4	—	—	82.7
Total fixed maturity investments	$2,078.3	$11.5	$(9.3)	$—	$2,080.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net unrealized pre-tax foreign currency losses and carrying values of common equity securities and other investments as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
Common equity securities	$262.5	$19.4	$(6.0)	$—	$275.9
Other investments	132.6	22.2	(17.0)	—	137.8
Total common equity securities and other investments	$395.1	$41.6	$(23.0)	$—	$413.7

	December 31, 2015
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
Common equity securities	$295.0	$12.7	$(9.0)	$—	$298.7
Other investments	135.6	22.3	(14.9)	—	143.0
Total common equity securities and other investments	$430.6	$35.0	$(23.9)	$—	$441.7

As of March 31, 2016 and December 31, 2015, the Company held unrestricted collateral from its customers, primarily relating to its surety business, of $134.9 million and $137.7 million, respectively, which is included in cash and invested assets. The obligation to return these funds is classified as funds held under insurance contracts in the consolidated balance sheets.
The following table summarizes the ratings of the debt securities issued by corporations owned by OneBeacon as of March 31, 2016 and December 31, 2015:

	at Fair value
($ in millions)	March 31, 2016	December 31, 2015
AAA(1)	$2.6	$—
AA(1)	63.7	42.7
A(1)	252.2	265.4
BBB(1)	425.1	502.3
Debt securities issued by corporations(1)	$743.6	$810.4
_______________________________________________________________________________
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor’s Financial Services LLC (“Standard and Poor’s”) and 2) Moody’s Investor Service (“Moody’s”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Fair value measurements
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). Quoted prices in active markets for identical assets or liabilities have the highest priority ("Level 1"), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities ("Level 2") and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority ("Level 3"). As of both March 31, 2016 and December 31, 2015, approximately 92% of the investment portfolio recorded at fair value was priced based upon observable inputs.

Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs comprise fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government obligations and preferred stocks. Investments valued using Level 2 inputs also include certain ETFs that track US stock indices such as the S&P 500 but are traded on foreign exchanges and that management values using the fund's published NAV to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include OneBeacon's investments in surplus notes which are measured at their estimated fair value based on discounted expected cash flows using information as of the measurement date, as well as certain investments in fixed maturity investments, common equity securities and other investments, where quoted market prices are unavailable or are not considered reasonable. OneBeacon determines when transfers between levels have occurred as of the beginning of the period.

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
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as net asset value as prescribed by ASU 2015-07. As of March 31, 2016 and December 31, 2015, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.

As of both March 31, 2016 and December 31, 2015, other investments reported at fair value represented approximately 5% of the total investment portfolio and consisted of the following:

($ in millions)	March 31, 2016	December 31, 2015
Hedge funds(1)	$16.2	$16.4
Private equity funds(2)	41.3	46.1
Total hedge funds and private equity funds	57.5	62.5
Surplus notes (par value $101.0)(3)	51.8	51.5
Investment in community reinvestment vehicle	14.4	14.3
Total other investments(4)	$123.7	$128.3
_______________________________________________________________________________

(1)	Consists of 4 hedge funds as of both March 31, 2016 and December 31, 2015.

(2)	Consists of 17 private equity funds as of both March 31, 2016 and December 31, 2015.

(3)
The increase in the fair value of the surplus notes during the three months ended March 31, 2016 was primarily due to the time value of money benefit generated by moving one quarter closer to modeled cash receipts, offset by the negative valuation impact of an interest payment received in the first quarter of 2016.

(4)
Excludes the carrying value of $14.1 million and $14.7 million as of March 31, 2016 and December 31, 2015, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The largest investment in a single hedge fund or private equity fund was $12.7 million and $12.9 million as of March 31, 2016 and December 31, 2015, respectively.
As of both March 31, 2016 and December 31, 2015, OneBeacon held one private preferred stock that represented approximately 85% of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.
Surplus Notes
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $51.8 million and $51.5 million as of March 31, 2016 and December 31, 2015, respectively. The surplus notes, issued by one of the transferred entities, Bedivere (“Issuer”), were in the form of both seller priority and pari passu notes.
The internal valuation model used to estimate the fair value is based on discounted expected cash flows using information as of the measurement date. The estimated fair value of the surplus notes is sensitive to changes in treasury rates and public debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes – based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. An interest payment of $2.4 million was received in the three months ended March 31, 2016. The Company has assumed for estimating value purposes that subsequent interest payouts will begin in year five (2020) and principal repayments begin on a graduating basis in year ten (2025) for the seller priority note and year fifteen (2030) for the pari passu note. Although these variables involve considerable judgment, the Company does not currently expect any resulting changes in the estimated value of the surplus notes to be material to its financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value of the surplus notes as of March 31, 2016 and December 31, 2015:

	Type of Surplus Note		Total as of March 31, 2016
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	(0.5)	(14.2)	(14.7)
Regulatory approval(2)	(11.4)	(13.0)	(24.4)
Liquidity adjustment(3)	(7.8)	(2.3)	(10.1)
Total	(19.7)	(29.5)	(49.2)
Fair value(4)	$38.2	$13.6	$51.8

	Type of Surplus Note		Total as of December 31, 2015
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	(0.4)	(14.7)	(15.1)
Regulatory approval(2)	(11.7)	(12.5)	(24.2)
Liquidity adjustment(3)	(7.8)	(2.4)	(10.2)
Total	(19.9)	(29.6)	(49.5)
Fair value	$38.0	$13.5	$51.5
_______________________________________________________________________________

(1)
Represents the value of the surplus notes, at current market yields on comparable publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% score under the National Association of Insurance Commissioners' risk-based capital standards for property and casualty companies.

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

(4)
The increase in the fair value of the surplus notes during the three months ended March 31, 2016 was primarily due to the time value of money benefit generated by moving one quarter closer to modeled cash receipts, offset by the negative valuation impact of an interest payment received in the first quarter of 2016.

Fair value measurements by level
The following tables summarize the Company's fair value measurements for investments as of March 31, 2016 and December 31, 2015 by level. The major security types were based on the legal form of the securities. OneBeacon has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing asset-backed securities vary depending on the nature of the issuing entity type. OneBeacon further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, OneBeacon has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications the Company uses to evaluate investment risk and performance against commonly used benchmarks, such as the Barclays Intermediate Aggregate and S&P 500 indices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

($ in millions)	Fair value at March 31, 2016	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$53.6	$53.6	$—	$—
Debt securities issued by corporations:
Consumer	211.6	—	211.6	—
Industrial	122.5	—	122.5	—
Healthcare	109.5	—	109.5	—
Financials	108.4	—	108.4	—
Energy	59.8	—	59.8	—
Utilities	42.1	—	42.1	—
Communications	40.1	—	40.1	—
Technology	28.9	—	28.9	—
Basic materials	20.7	—	20.7	—
Debt securities issued by corporations	743.6	—	743.6	—
Municipal obligations	69.3	—	69.3	—
Mortgage and asset-backed securities	1,077.8	—	1,077.8	—
Foreign government obligations	1.2	0.7	0.5	—
Preferred stocks	83.2	—	12.7	70.5
Fixed maturity investments	2,028.7	54.3	1,903.9	70.5
Short-term investments	119.7	119.7	—	—
Common equity securities:
Exchange traded funds(1)	130.5	109.0	21.5	—
Consumer	46.7	46.7	—	—
Technology	29.0	29.0	—	—
Healthcare	24.4	24.4	—	—
Communications	20.3	20.3	—	—
Industrial	17.0	17.0	—	—
Financials	8.0	8.0	—	—
Common equity securities	275.9	254.4	21.5	—
Other investments(2)(3)	123.7	—	—	66.3
Total(1)(2)	$2,548.0	$428.4	$1,925.4	$136.8
_______________________________________________________________________________

(1)	ETF's traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated as level 2 measurements.

(2)	Excludes the carrying value of $14.1 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of March 31, 2016.

(3)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds of $57.4 million measured at fair value for which NAV is the practical expedient are no longer classified within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

($ in millions)	Fair value at December 31, 2015	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$85.3	$85.3	$—	$—
Debt securities issued by corporations:
Consumer	218.3	—	218.3	—
Healthcare	136.2	—	136.2	—
Industrial	121.8	—	121.8	—
Financials	116.0	—	116.0	—
Energy	75.2	—	75.2	—
Communications	46.0	—	46.0	—
Utilities	42.2	—	42.2	—
Technology	28.9	—	28.9	—
Basic materials	25.8	—	25.8	—
Debt securities issued by corporations	810.4	—	810.4	—
Municipal obligations	69.0	—	69.0	—
Mortgage and asset-backed securities	1,031.9	—	1,031.9	—
Foreign government obligations	1.2	0.6	0.6	—
Preferred stocks	82.7	—	12.7	70.0
Fixed maturity investments	2,080.5	85.9	1,924.6	70.0
Short-term investments	69.2	69.2	—	—
Common equity securities:
Exchange traded funds(1)	183.3	162.0	21.3	—
Consumer	38.2	38.2	—	—
Communications	23.9	23.9	—	—
Healthcare	19.6	19.6	—	—
Technology	14.7	14.7	—	—
Industrial	14.5	14.5	—	—
Financials	4.5	4.5	—	—
Common equity securities	298.7	277.4	21.3	—
Other investments(2)(3)	128.3	—	—	65.9
Total(1)(2)(3)	$2,576.7	$432.5	$1,945.9	$135.9
_______________________________________________________________________________

(1)	ETF's traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated as level 2 measurements.

(2)
Excludes the carrying value of $14.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of December 31, 2015.

(3)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds of $62.4 million measured at fair value for which NAV is the practical expedient are no longer classified within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Rollforwards of Fair Value Measurements by Level
The following tables summarize the changes in OneBeacon’s fair value measurements by level for the three months ended March 31, 2016 and 2015:

			Level 3 Investments
($ in millions)	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Common equity securities	Other investments(1)	NAV investments(2)	Total(1)(2)(3)
Balance at January 1, 2016	$363.3	$1,945.9	$70.0	$—	$65.9	$62.4	$2,507.5
Amortization/accretion	—	(3.2)	—	—	—	—	(3.2)
Net realized and unrealized gains	5.6	12.5	0.5	—	0.4	(2.3)	16.7
Purchases	98.2	187.0	—	—	—	0.3	285.5
Sales	(158.4)	(216.8)	—	—	—	(3.0)	(378.2)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Balance at March 31, 2016	$308.7	$1,925.4	$70.5	$—	$66.3	$57.4	$2,428.3
_______________________________________________________________________________

(1)	Excludes the carrying value of $14.1 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of March 31, 2016.

(2)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds measured using the NAV practical expedient are no longer classified within the fair value hierarchy.

(3)	Excludes short-term investments.

			Level 3 Investments
($ in millions)	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Common equity securities	Other investments(1)	NAV investments(2)	Total(1)(2)(3)
Balance at January 1, 2015	$358.7	$1,692.1	$74.0	$—	$79.6	102.4	$2,306.8
Amortization/accretion	—	(2.9)	—	—	—	—	(2.9)
Net realized and unrealized gains	5.5	7.3	0.3	—	3.1	(1.9)	14.3
Purchases	62.4	208.7	28.4	—	—	1.4	300.9
Sales	(75.2)	(175.4)	—	—	(0.1)	(2.9)	(253.6)
Transfers in	—	2.9	—	—	—	—	2.9
Transfers out	—	—	(2.9)	—	—	—	(2.9)
Balance at March 31, 2015	$351.4	$1,732.7	$99.8	$—	$82.6	$99.0	$2,365.5
_______________________________________________________________________________

(1)	Excludes the carrying value of $16.2 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of March 31, 2015.

(2)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds measured using the NAV practical expedient are no longer classified within the fair value hierarchy.

(3)	Excludes short-term investments.
There were no “Transfers in” to Level 3 or “Transfers out” of Level 3 for the three months ended March 31, 2016. “Transfers out” of Level 3 fixed maturity investments of $2.9 million for the three months ended March 31, 2015 was comprised of one corporate debt security which had been previously classified as a Level 3 measurement and was recategorized as a Level 2 measurement when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available. There were no “Transfers in” to Level 3 for the three months ended March 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the change in net pre-tax unrealized gains or losses for assets designated as Level 3 for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
($ in millions)	2016	2015
Fixed maturity investments	$0.5	$0.3
Other investments	0.4	3.0
Total	$0.9	$3.3
Significant Unobservable Inputs
As previously described, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing models and both observable and unobservable inputs. The following summarizes significant unobservable inputs used in estimating the fair value of fixed maturity and other investments classified within Level 3, as of March 31, 2016 and December 31, 2015.

($ in millions)	As of March 31, 2016
Description	Fair Value (in millions)	Rating(1)	Valuation Technique	Unobservable Inputs	Input
Preferred stock(2)	$70.5	N/R	Discounted cash flow	Discount yield	8.1%
Surplus notes:					15.8%
- Seller priority note	$38.2	N/R	Discounted cash flow	Discount rate(3)	12.5%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	10 years
- Pari passu note	$13.6	N/R	Discounted cash flow	Discount rate(5)	22.5%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	15 years

($ in millions)	As of December 31, 2015
Description	Fair Value (in millions)	Rating(1)	Valuation Technique	Unobservable Inputs	Input
Preferred stock(2)	$70.0	N/R	Par value(6)	Issuer's intent to call	$70.0
Surplus notes:					16.1%
- Seller priority note	$38.0	N/R	Discounted cash flow	Discount rate(3)	13.0%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	10 years
- Pari passu note	$13.5	N/R	Discounted cash flow	Discount rate(5)	22.4%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	15 years
_________________________________________________________________________

(1)	Credit ratings, if rated, are assigned based on the following hierarchy: 1) Standard & Poor's and 2) Moody's

(2)	As of March 31, 2016 and December 31, 2015, asset type consists of one security.

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

(4)
As of March 31, 2016 and December 31, 2015, the Company assumed for the purpose of estimating the fair value that future interest payouts begin in year five (2020) and principal repayments begin on a graduated basis in year ten (2025) for the seller priority note and year fifteen (2030) for the pari passu note.

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

(6)	Valuation based on issuer's intent as of December 31, 2015 to call the security in the near term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Asset-backed Securities
OneBeacon purchases commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS") to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency CMBS are generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed rate and floating rate CMBS as of March 31, 2016. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of March 31, 2016, on average, less than 1% of the underlying loans were reported as non-performing for both agency and non-agency CMBS held by OneBeacon. OneBeacon did not hold any RMBS categorized as sub-prime as of March 31, 2016. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage-backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of March 31, 2016, OneBeacon held one mortgage-backed security with a market value of $7.4 million that was classified as non-prime. OneBeacon's non-agency RMBS portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, with the exception of $36.0 million of non-agency RMBS resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency RMBS security.
The following table summarizes the carrying value of OneBeacon's asset-backed securities as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
($ in millions)	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$216.0	$216.0	$—	$220.5	$220.5	$—
FNMA	1.4	1.4	—	1.4	1.4	—
FHLMC	2.9	2.9	—	3.1	3.1	—
Total agency(1)	220.3	220.3	—	225.0	225.0	—
Non-agency:
Residential	131.8	131.8	—	132.7	132.7	—
Commercial	128.8	128.8	—	140.4	140.4	—
Total Non-agency	260.6	260.6	—	273.1	273.1	—
Total mortgage-backed securities	480.9	480.9	—	498.1	498.1	—
Other asset-backed securities:
Credit card receivables	249.3	249.3	—	202.7	202.7	—
Vehicle receivables	265.0	265.0	—	255.6	255.6	—
Other	82.6	82.6	—	75.5	75.5	—
Total other asset-backed securities	596.9	596.9	—	533.8	533.8	—
Total mortgage-backed and asset-backed securities	$1,077.8	$1,077.8	$—	$1,031.9	$1,031.9	$—
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guarantee of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of March 31, 2016 are as follows:

	Fair Value	Security Issuance Year
($ in millions)		2004	2005	2006	2008	2010	2011	2012	2013	2014	2015
Total non-agency RMBS	$131.8	$22.8	$8.1	$3.6	$3.4	$13.1	$12.6	$9.3	$13.2	$45.7	$—
Total non-agency CMBS	128.8	—	—	—	—	5.2	—	18.3	15.4	44.8	45.1
Total non-agency	$260.6	$22.8	$8.1	$3.6	$3.4	$18.3	$12.6	$27.6	$28.6	$90.5	$45.1
Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of March 31, 2016:

($ in millions)	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Prime	$124.4	$63.1	$61.3	$—
Non-prime	7.4	—	7.4	—
Total non-agency RMBS	$131.8	$63.1	$68.7	$—
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
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels of OneBeacon's non-agency CMBS securities are as follows as of March 31, 2016:

($ in millions)	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$96.0	$8.8	$46.0	$41.2
Floating rate CMBS	32.8	—	—	32.8
Total non-agency CMBS	$128.8	$8.8	$46.0	$74.0
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Other Investments
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
($ in millions)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity banks and financial	$12.7	$—	$12.8	$—
Other	3.5	—	3.6	—
Total hedge funds	16.2	—	16.4	—
Private equity funds
Energy infrastructure and services	18.0	3.2	20.7	3.4
Multi-sector	13.0	2.1	14.8	2.1
Private equity secondaries	4.0	2.1	4.4	2.1
Healthcare	3.8	0.4	3.8	0.4
Insurance	2.0	0.1	2.0	0.1
Real estate	0.5	0.1	0.4	0.1
Total private equity funds	41.3	8.0	46.1	8.2
Total hedge funds and private equity funds	$57.5	$8.0	$62.5	$8.2
Redemptions of investments in certain hedge funds are subject to restrictions including "lock-up" periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the March 31, 2016 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds Notice Period
($ in millions)	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
Redemption frequency
Monthly	$—	$—	$—	$—	$—
Quarterly	13.7	—	—	—	13.7
Annual	—	—	2.5	—	2.5
Total hedge funds	$13.7	$—	$2.5	$—	$16.2
Certain hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of March 31, 2016, $1.0 million of OneBeacon's hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable as of March 31, 2016.
OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. As of March 31, 2016, redemptions of $2.5 million were outstanding and remain subject to market fluctuations. The date at which such redemptions will be received is not determinable at March 31, 2016. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Investments in private equity funds are generally subject to lock-up periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. As of March 31, 2016, investments in private equity funds were subject to lock-up periods as follows:

($ in millions)	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
Private Equity Funds—expected lock-up period remaining	$26.3	$3.8	$11.2	$—	$41.3
NOTE 6. Debt
OneBeacon's debt outstanding as of March 31, 2016 and December 31, 2015 consisted of the following:

($ in millions)	March 31, 2016	December 31, 2015
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.2)	(0.2)
Unamortized issuance costs(1)	(1.9)	(1.9)
Senior unsecured notes, carrying value	$272.9	$272.9
_______________________________________________________________________________
(1) Unamortized issuance costs have been reclassified from other assets to a decrease of the debt liability in accordance with ASU 2015-03.
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
Credit Facility
On September 29, 2015, the Company and OBH, as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the "Credit Facility"). As of March 31, 2016, the credit facility was undrawn.
Debt Covenants
The 2012 Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon to consolidate, merge or transfer its properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company or OBH must adhere. In addition, a failure by the Company or its subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75.0 million of the principal amount of covered debt, could trigger the acceleration of the 2012 Senior Notes.
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
As of March 31, 2016, OneBeacon was in compliance with all of the covenants under the 2012 Senior Notes and the Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

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
The Specialty Products reportable segment is comprised of ten active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. Specialty Products includes the Healthcare, Management Liability, Financial Services, Other Professional Lines, Specialty Property, Environmental, Tuition Reimbursement, Programs, Surety and Financial Institutions underwriting operating segments, as well as Crop, which was exited in the third quarter of 2015.
The Specialty Industries reportable segment is comprised of six active underwriting operating segments, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Specialty Industries segment includes the Ocean Marine, Inland Marine, Technology, Accident, Government Risks and Entertainment underwriting operating segments.
The Investing, Financing and Corporate reportable segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate subsidiaries, including the 100% quota share reinsurance agreement with Bedivere, which cedes the losses associated with the legacy Runoff Business to Bedivere, one of the transferred entities that was sold as part of the Runoff Transaction. There is no net retention of the legacy Runoff Business to OneBeacon.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
Three months ended March 31, 2016
Earned premiums	$133.4	$145.2	$—	$278.6
Loss and loss adjustment expense	(91.8)	(67.0)	—	(158.8)
Policy acquisition expenses	(24.0)	(27.0)	—	(51.0)
Other underwriting expenses	(23.4)	(31.9)	—	(55.3)
Total underwriting income (loss)	(5.8)	19.3	—	13.5
Net investment income	—	—	14.4	14.4
Net realized and change in unrealized investment gains	—	—	16.6	16.6
Net other revenues (expenses)	(0.1)	0.3	0.7	0.9
General and administrative expenses	—	(0.5)	(3.4)	(3.9)
Interest expense	—	—	(3.3)	(3.3)
Pre-tax income (loss) from continuing operations	$(5.9)	$19.1	$25.0	$38.2

Three months ended March 31, 2015
Earned premiums	$136.1	$150.5	$—	$286.6
Loss and loss adjustment expense	(74.1)	(91.8)	—	(165.9)
Policy acquisition expenses	(22.9)	(28.1)	—	(51.0)
Other underwriting expenses	(25.7)	(30.2)	—	(55.9)
Total underwriting income	13.4	0.4	—	13.8
Net investment income	—	—	10.5	10.5
Net realized and change in unrealized investment gains	—	—	14.2	14.2
Net other revenues (expenses)	—	0.2	(3.3)	(3.1)
General and administrative expenses	—	(0.5)	(3.6)	(4.1)
Interest expense	—	—	(3.2)	(3.2)
Pre-tax income from continuing operations	$13.4	$0.1	$14.6	$28.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
March 31, 2016
Assets
Total investment securities	$—	$—	$2,562.1	$2,562.1
Premiums receivable	86.9	143.5	—	230.4
Reinsurance recoverables(1)	113.6	34.0	19.4	167.0
Deferred acquisition costs	52.9	49.1	—	102.0
Ceded unearned premiums	25.4	10.9	—	36.3
Other assets	1.1	0.1	430.0	431.2
Total Assets	$279.9	$237.6	$3,011.5	$3,529.0

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$730.7	$593.7	$19.4	$1,343.8
Unearned premiums	305.7	262.9	—	568.6
Funds held under insurance contracts	134.9	—	—	134.9
Debt	—	—	272.9	272.9
Other liabilities	—	—	189.0	189.0
Total Liabilities	$1,171.3	$856.6	$481.3	$2,509.2

December 31, 2015
Assets
Total investment securities	$—	$—	$2,591.4	$2,591.4
Premiums receivable	63.0	156.0	—	219.0
Reinsurance recoverables(1)	139.5	33.6	20.4	193.5
Deferred acquisition costs	49.6	51.1	—	100.7
Ceded unearned premiums	19.2	10.3	—	29.5
Other assets	0.9	0.1	467.5	468.5
Total Assets	$272.2	$251.1	$3,079.3	$3,602.6

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$772.2	$597.2	$20.4	$1,389.8
Unearned premiums	288.1	272.2	—	560.3
Funds held under insurance contracts	137.7	—	—	137.7
Debt	—	—	272.9	272.9
Other liabilities	—	—	237.4	237.4
Total Liabilities	$1,198.0	$869.4	$530.7	$2,598.1
_______________________________________________________________________________

(1)
As described in Note 15—"Discontinued Operations," Atlantic Specialty Insurance Company (ASIC), the top tier regulated U.S. insurance operating subsidiary of the Company, is ceding to Bedivere 100% of the legacy Runoff Business that was written by ASIC or one of the ongoing entities. As of March 31, 2016 and December 31, 2015, $19.4 million and $20.4 million, respectively, are included in both unpaid loss and loss adjustment expense reserves and reinsurance recoverable included within Investing, Financing, and Corporate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

The following tables provide net written premiums, earned premiums and underwriting ratios for OneBeacon's insurance operations by reportable segment and in total, for the three months ended March 31, 2016 and 2015:

	Three months ended March 31, 2016			Three months ended March 31, 2015
($ in millions)	Specialty Products	Specialty Industries	Consolidated	Specialty Products	Specialty Industries	Consolidated
Net written premiums	$144.7	$135.4	$280.1	$133.6	$153.5	$287.1
Earned premiums	133.4	145.2	278.6	136.1	150.5	286.6
Underwriting ratios:(1)
Loss and LAE	68.8%	46.1%	57.0%	54.4%	61.0%	57.9%
Expense	35.6	40.5	38.2	35.8	38.7	37.3
Total combined ratio	104.4%	86.6%	95.2%	90.2%	99.7%	95.2%
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

NOTE 8. Retirement Plans
OneBeacon previously sponsored the OneBeacon qualified pension plan (the "Qualified Plan"). During the three months ended March 31, 2016, the Qualified Plan finalized its termination by purchasing group annuity contracts from the Principal Financial Group and making lump sum distributions to Qualified Plan participants electing such payments, which eliminated the remaining Qualified Plan liability. As a result of these transactions, the Company recognized a pre-tax pension settlement charge of $0.3 million and no longer has a projected benefit obligation with respect to the Qualified Plan as of March 31, 2016. The Company continues to hold $55.4 million of excess invested assets, of which it expects to transfer the majority of the assets into a defined contribution qualified replacement plan trust during 2016 to fund future benefits. A portion of the assets will remain in the Qualified Plan trust in order to wind-down potential post-termination obligations of that plan, as approved by way of a March 2016 private letter ruling from the IRS. These invested assets are included in other assets and are accounted for at fair value. The annuity purchase is subject to final true-up anticipated in the second quarter to the extent actual experience is different than expected up until OneBeacon ceases administratively paying claims on June 1, 2016.
OneBeacon continues to sponsor a non-qualified, non-contributory, defined benefit pension plan ("Non-qualified Plan") covering substantially all employees who were employed as of December 31, 2001 and former employees who had met the eligibility requirements, as well as retirees. The Non-qualified Plan, was frozen and curtailed in 2002, resulting in the pension benefit obligation being equal to the accumulated benefit obligation. The benefits are based primarily on years of service and employees’ compensation through December 31, 2002. OneBeacon’s funding policy is generally to contribute amounts to satisfy actual disbursements for the calendar year.
The components of net periodic benefit cost for the three months ended March 31, 2016 and 2015 for the Non-qualified Plan and Qualified Plan were as follows:

	Three months ended March 31,
($ in millions)	2016	2015
Service cost	$0.2	$0.2
Interest cost	0.8	1.2
Expected return on plan assets	(1.0)	(2.2)
Amortization of unrecognized loss	0.3	0.3
Net periodic pension cost (income)	0.3	(0.5)
Settlement loss(1)	0.3	—
Total net periodic benefit cost (income)	$0.6	$(0.5)
_______________________________________________________________________________
(1) Represents the impact of the termination of the Qualified Pension Plan during the three months ended March 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

OneBeacon anticipates contributing $2.1 million to the Non-qualified Plan in 2016, for which OneBeacon has assets held in a rabbi trust. During the three months ended March 31, 2016, the Company contributed $0.5 million to the Non-qualified Plan.
Other Benefit Plans
OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of employees. The contributory plan provides qualifying employees with matching contributions of 50% of the first 6% of salary (subject to federal limits on allowable contributions in a given year). Total expense for the matching component of this plan was $0.7 million in the three months ended March 31, 2016 and 2015. The employee savings plan includes an employee stock ownership component. See Note 9—"Employee Share-Based Incentive Compensation Plans."
OneBeacon had a post-employment benefit liability related to disability and health benefits available to former employees that are no longer employed by the Company of $3.9 million and $4.1 million as of March 31, 2016 and December 31, 2015, respectively.
OneBeacon also had a post-employment benefit liability related to death benefits to beneficiaries of former executives that are no longer employed by the Company of $12.4 million and $12.5 million as of March 31, 2016 and December 31, 2015, respectively. OneBeacon has set aside funds to satisfy its obligation in a rabbi trust of $34.5 million and $33.9 million as of March 31, 2016 and December 31, 2015, respectively.
NOTE 9. Employee Share-Based Incentive Compensation Plans
OneBeacon's share-based compensation plans include performance shares, restricted shares and restricted stock units ("RSUs"), which are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. Performance shares and restricted stock units are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OneBeacon's deferred compensation plan. Restricted shares vest either annually in equal installments over the specified service period or cliff-vest in full after the 2 to 3-year service period, depending on the award. OneBeacon expenses the full cost of all its share-based compensation over the requisite service period. The Company recognized expense related to its share-based compensation plans, including the OneBeacon 401(k) Savings and Employee Stock Ownership Plan ("KSOP"), of $2.7 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively.
Performance Shares
The following summarizes performance share activity for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016		2015
($ in millions)	Target Performance Shares outstanding	Accrued expense	Target Performance Shares outstanding	Accrued expense
Beginning of period	449,435	$1.4	517,470	$3.4
Payments and deferrals(1)	(167,300)	(0.7)	(181,290)	(1.5)
New awards	163,150	—	154,887	—
Forfeitures and net change in assumed forfeitures	(4,079)	—	(28,920)	—
Expense recognized	—	0.4	—	0.2
End of period	441,206	$1.1	462,147	$2.1
_______________________________________________________________________________

(1)
Performance share payments in 2016 for the 2013-2015 performance cycle were based upon a performance factor of 24.3%. Performance share payments in 2015 for the 2012-2014 performance cycle were based upon a performance factor of 45.7%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

The following summarizes performance shares outstanding and accrued performance share expense at March 31, 2016 for each performance cycle:

($ in millions)	Target OB Performance Shares outstanding	Accrued expense
Performance cycle:
2014 - 2016	142,710	$0.1
2015 - 2017	146,659	0.8
2016 - 2018	163,150	0.2
Subtotal	452,519	1.1
Assumed forfeitures	(11,313)	—
Total at March 31, 2016	441,206	$1.1
If 100% of the outstanding performance shares had been vested on March 31, 2016, the total additional compensation cost to be recognized would have been $3.1 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) at March 31, 2016.
All performance shares earned and paid were settled in cash or by deferral into OneBeacon's deferred compensation plan.
Restricted Shares
On February 24, 2016, OneBeacon issued to certain employees 170,650 shares of restricted stock having a grant date fair value of $2.3 million, of which 92,500 are scheduled to cliff vest in full on February 24, 2018 and the remaining 78,150 are scheduled to cliff vest in full on January 1, 2019.
On February 24, 2015, OneBeacon issued to certain employees 75,950 shares of restricted stock having a grant date fair value of $1.1 million, which are scheduled to cliff vest in full on January 1, 2018.
On May 25, 2011, OneBeacon issued to its CEO 630,000 shares of restricted stock, of which 157,500 restricted shares vested on each of February 22, 2014, 2015 and 2016, and the remaining 157,500 restricted shares are scheduled to vest on February 22, 2017.
The restricted shares contain dividend participation features and therefore are considered participating securities.
The following summarizes restricted shares activity for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016		2015
($ in millions)	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Beginning of period	382,722	$2.5	612,500	$3.5
New awards	170,650	2.3	75,950	1.1
Forfeitures	—	—	(1,500)	—
Vested	(157,500)	—	(296,000)	—
Expense recognized	—	(0.5)	—	(0.6)
End of period	395,872	$4.3	390,950	$4.0
Restricted shares that vested during the three months ended March 31, 2016 and 2015 had a grant date fair value of $2.1 million and $4.3 million, respectively. As of March 31, 2016, unrecognized compensation expense of $4.3 million related to restricted stock awards is expected to be recognized over a weighted-average period of 0.9 years.
Restricted Stock Units
During the three months ended March 31, 2016, 222,449 RSUs were issued, and were all outstanding as of March 31, 2016. The RSUs are scheduled to cliff vest in full on January 1, 2019, at which time the RSUs will be paid out in cash or shares at the discretion of the Compensation Committee. During the three months ended March 31, 2015, 207,848 RSUs were issued,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

with outstanding RSUs, net of forfeitures, at 198,928 as of March 31, 2016. The expense associated with the RSUs, which is being recognized over the vesting period, was $0.4 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.
Other Share-Based Compensation
OneBeacon sponsors a defined contribution plan, the KSOP. Under the KSOP, participants have the ability to invest their balances in several different investment options, including the common shares of White Mountains and the common shares of the Company.
The employee stock ownership component of the KSOP provides all participants with an annual base contribution in common shares of the Company equal to 3% of their salary, up to the applicable Social Security wage base (or $118,500 with respect to 2016). Additionally, those participants not otherwise eligible to receive certain other Company benefits can earn a variable contribution up to an additional 6% of their salary, capped at the annual covered compensation limits ($265,000 for 2016), contingent upon OneBeacon's performance. OneBeacon has recorded $1.4 million and $1.2 million in compensation expense to pay benefits and allocate common shares to participants' accounts for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016 and December 31, 2015, the KSOP owned less than 3% of either of the total White Mountains common shares outstanding or the total Company common shares outstanding. All common shares held by the KSOP are considered outstanding for earnings per share computations.
NOTE 10. Income Taxes
OneBeacon and its Bermuda-domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event that there is a change in the current law such that taxes are imposed, OneBeacon and its Bermuda-domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. OneBeacon also has subsidiaries that operate in Gibraltar, Barbados, Luxembourg, the United Kingdom and the United States. U.S. operations are financed with a combination of debt and equity and the financing income and underwriting income currently account for the majority of non-U.S. earnings.
OneBeacon's income tax (benefit) expense related to pre-tax income from continuing operations for the three months ended March 31, 2016 and 2015, represented net effective tax rates of (22.8)% and 12.1%, respectively. The effective tax rates for the three months ended March 31, 2016 and 2015, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate. Additionally, the rate for the three months ended March 31, 2016 was impacted by a $12.8 million favorable settlement of the 2007-2009 IRS exam, as further described below. For the three months ended March 31, 2016 and 2015, the effective tax rate on non-U.S. income was 0.7% and 1.2%, respectively.
In arriving at the effective tax rate for the three months ended March 31, 2016 and 2015, OneBeacon forecasted all income and expense items including the realized and change in unrealized investment gains for the years ending December 31, 2016 and 2015, and included these gains in the effective tax rate calculation.
OneBeacon records a valuation allowance against deferred tax assets if it becomes more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in income tax expense in the period of change. In determining whether or not a valuation allowance, or change therein, is warranted, OneBeacon considers factors such as prior earnings history, expected future earnings, carryback and carryforward periods as well as prudent and economically feasible strategies that, if executed would result in the realization of a deferred tax asset. It is possible that certain planning strategies or projected earnings in certain subsidiaries may not be feasible to utilize the entire deferred tax asset, which could result in material changes to OneBeacon’s deferred tax assets and tax expense.
OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2010.
On January 19, 2016, OneBeacon received Form 870-AD (Offer to Waive Restrictions on Assessment and Collection Tax Deficiency and to Accept Overassessment) from the IRS Appeals Office relating to the examination of tax years 2007, 2008 and 2009. All disputed items have now been agreed to and resolved with the Joint Committee on Taxation. As the receipt of the Form 870-AD described above represents formal settlement, OneBeacon recorded a tax benefit of $12.8 million in the first quarter of 2016 related to tax years 2007, 2008 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10. Income Taxes

On September 5, 2013, the IRS commenced an examination of OneBeacon's U.S. income tax returns for 2010, 2011 and 2012. On March 22, 2016, OneBeacon received Form 4549-A (Income Tax Discrepancy Adjustments) from the IRS relating to the examination of tax years 2010, 2011 and 2012. The estimated total overpayment is $6.0 million. However, $4.7 million of the adjustments relate to items for which the expense deduction has been disallowed in an earlier period, but deductibility will occur in a year being examined. Because of the impact of deferred tax accounting, other than interest and penalties, the allowance of the deduction in the exam period would not affect the effective tax rate. OneBeacon does not expect the resolution of this examination to result in a material change to its financial position.
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
As of March 31, 2016 and December 31, 2015, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $278.0 million and $276.4 million, respectively. As described in Note 6—"Debt", the net carrying value of the 2012 Senior Notes was $272.9 million as of both March 31, 2016 and December 31, 2015. The fair value measurement of the 2012 Senior Notes is classified as Level 2 in the valuation hierarchy and determined based on the closing market price at the end of the fiscal quarter.
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
The following summarizes significant ongoing non-claims related litigation or arbitration as of March 31, 2016:
Deutsche Bank Litigation
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon and OneBeacon-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the LBO. The Court granted an omnibus motion to dismiss the Noteholders Action in September 2013 and plaintiffs appealed. On March 29, 2016, a three judge panel of the U.S Second Circuit Court of Appeals affirmed the dismissal of the Noteholders Action. The plaintiffs may now accept the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Legal Contingencies

decision, ask the three judge panel to reconsider, file a motion for a rehearing en banc or seek a writ of certiorari to the U.S. Supreme Court.
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of March 31, 2016, as the amount of loss, if any, cannot be reasonably estimated.
NOTE 13. Earnings per Share
Basic and diluted earnings per share amounts are based on the weighted average number of common shares outstanding, including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares.
The following table outlines the Company's computation of earnings per share for net income from continuing operations attributable to OneBeacon's common shareholders for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Earnings attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders	$46.4	$24.2
Allocation of income for participating unvested restricted common shares	(0.2)	(0.1)
Dividends paid on participating restricted common shares	—	(0.1)
Total allocation to restricted common shares	(0.2)	(0.2)
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$46.2	$24.0

Undistributed net earnings (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$46.2	$24.0
Dividends paid, net of restricted common share amounts	(19.8)	(19.9)
Total undistributed net earnings, net of restricted common share amounts	$26.4	$4.1

Earnings per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	94.5	95.3
Weighted average unvested restricted common shares(1)	(0.4)	(0.5)
Basic and diluted earnings per share denominator	94.1	94.8

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income from continuing operations attributable to OneBeacon's common shareholders	$0.49	$0.25
Dividends declared and paid	(0.21)	(0.21)
Undistributed earnings	$0.28	$0.04
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the three months ended March 31, 2016, 850,349 shares were repurchased under the share repurchase authorization for $10.6 million at an average share price of $12.42. No shares were repurchased under the share repurchase authorization during the three months ended March 31, 2015. The amount of authorization remaining is $75.0 million as of March 31, 2016.
During the three months ended March 31, 2016 and 2015, the Company repurchased 64,981 and 112,051 common shares, respectively, for $0.9 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above. During the three months ended March 31, 2016, no restricted shares were forfeited, with 1,500 such forfeitures occurring during the three months ended March 31, 2015.
Dividends on Common Shares
During the three months ended March 31, 2016 and 2015 the Company declared and paid cash dividends to OneBeacon shareholders of $0.21 per common share for a total of $19.8 million and $20.0 million, respectively.
Accumulated Other Comprehensive Loss
The pre-tax components of the Company's other comprehensive income and the related tax expense are as follows:

	Three months ended March 31,
($ in millions)	2016	2015
Net change in benefit plan assets and obligations	$—	$0.3
Income tax expense	—	(0.1)
Net change in benefit plan assets and obligations, net of tax	$—	$0.2
NOTE 15. Discontinued Operations
Runoff Business
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" and Note 2—"Acquisitions and Dispositions," on December 23, 2014, OneBeacon completed the sale of its Runoff Business to Armour.
In conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes issued by Bedivere having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. Subsequent to the date of sale, these notes have been included in other investments on OneBeacon's consolidated balance sheet. See Note 5—"Investment Securities" for further disclosures regarding these surplus notes.
The vast majority of the gross and net run-off unpaid loss and LAE reserves were included in the entities that were transferred to Armour. As of March 31, 2016 and December 31, 2015, gross loss and LAE reserves of $19.4 million and $20.4 million, respectively, related to the Runoff Business were ceded to Bedivere, an indirect wholly-owned subsidiary of Armour, by way of a 100% quota share agreement with ASIC.
Summary of Results of Operations
There was no loss from discontinued operations for the three months ended March 31, 2016. The loss from discontinued operations, net of tax, of $0.1 million for the three months ended March 31, 2015, was the result of post-closing expenses incurred in connection with the Runoff Business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH, as well as any draw made by OBH on the Credit Facility, which was undrawn as of March 31, 2016. The following tables present OneBeacon's consolidating balance sheets as of March 31, 2016 and December 31, 2015 and statements of operations and comprehensive income for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet As of March 31, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$2,028.7	$—	$—	$2,028.7
Short-term investments, at amortized cost (which approximates fair value)	4.2	115.4	0.1	—	119.7
Common equity securities, at fair value	—	275.9	—	—	275.9
Other investments	—	137.8	—	—	137.8
Total investment securities	4.2	2,557.8	0.1	—	2,562.1
Cash	—	108.6	0.2	—	108.8
Reinsurance recoverables	—	167.0	—	—	167.0
Premiums receivable	—	230.4	—	—	230.4
Deferred acquisition costs	—	102.0	—	—	102.0
Ceded unearned premiums	—	36.3	—	—	36.3
Net deferred tax asset	—	134.0	—	0.1	134.1
Investment income accrued	—	9.4	—	—	9.4
Accounts receivable on unsettled investment sales	—	4.5	—	—	4.5
Investments in subsidiaries	1,013.5	—	982.8	(1,996.3)	—
Other assets	0.2	171.4	2.8	—	174.4
Total assets	$1,017.9	$3,521.4	$985.9	$(1,996.2)	$3,529.0
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,343.8	$—	$—	$1,343.8
Unearned premiums	—	568.6	—	—	568.6
Funds held under insurance contracts	—	134.9	—	—	134.9
Debt	—	—	272.9	—	272.9
Accounts payable on unsettled investment purchases	—	1.5	—	—	1.5
Other liabilities	1.3	177.1	9.1	—	187.5
Total liabilities	1.3	2,225.9	282.0	—	2,509.2
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,016.6	1,292.3	703.9	(1,996.2)	1,016.6
Total noncontrolling interests	—	3.2	—	—	3.2
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,016.6	1,295.5	703.9	(1,996.2)	1,019.8
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,017.9	$3,521.4	$985.9	$(1,996.2)	$3,529.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Balance Sheet As of December 31, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$2,074.6	$5.9	$—	$2,080.5
Short-term investments, at amortized cost (which approximates fair value)	4.4	64.1	0.7	—	69.2
Common equity securities, at fair value	—	298.7	—	—	298.7
Other investments	—	143.0	—	—	143.0
Total investment securities	4.4	2,580.4	6.6	—	2,591.4
Cash	—	94.6	0.6	—	95.2
Reinsurance recoverables	—	193.5	—	—	193.5
Premiums receivable	—	219.0	—	—	219.0
Deferred acquisition costs	—	100.7	—	—	100.7
Ceded unearned premiums	—	29.5	—	—	29.5
Net deferred tax asset	—	140.1	—	0.1	140.2
Investment income accrued	—	10.1	—	—	10.1
Accounts receivable on unsettled investment sales	—	30.5	—	—	30.5
Investments in subsidiaries	996.9	—	951.3	(1,948.2)	—
Other assets	0.5	190.6	1.4	—	192.5
Total assets	$1,001.8	$3,589.0	$959.9	$(1,948.1)	$3,602.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,389.8	$—	$—	$1,389.8
Unearned premiums	—	560.3	—	—	560.3
Funds held under insurance contracts	—	137.7	—	—	137.7
Debt	—	—	272.9	—	272.9
Other liabilities	0.9	230.4	6.1	—	237.4
Total liabilities	0.9	2,318.2	279.0	—	2,598.1
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,000.9	1,267.2	680.9	(1,948.1)	1,000.9
Total noncontrolling interests	—	3.6	—	—	3.6
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,000.9	1,270.8	680.9	(1,948.1)	1,004.5
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,001.8	$3,589.0	$959.9	$(1,948.1)	$3,602.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Three months ended March 31, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$278.6	$—	$—	$278.6
Net investment income	—	14.4	—	—	14.4
Net realized and change in unrealized investment gains	—	16.6	—	—	16.6
Net other revenues	—	0.9	—	—	0.9
Total revenues	—	310.5	—	—	310.5
Expenses
Loss and loss adjustment expenses	—	158.8	—	—	158.8
Policy acquisition expenses	—	51.0	—	—	51.0
Other underwriting expenses	—	55.3	—	—	55.3
General and administrative expenses	1.2	2.7	—	—	3.9
Interest expense	—	—	3.3	—	3.3
Total expenses	1.2	267.8	3.3	—	272.3
Pre-tax income (loss) from continuing operations	(1.2)	42.7	(3.3)	—	38.2
Income tax benefit	—	7.1	1.6	—	8.7
Net income (loss) from continuing operations	(1.2)	49.8	(1.7)	—	46.9
Loss from discontinued operations, net of tax	—	—	—	—	—
Income (loss) before equity in earnings of unconsolidated affiliates	(1.2)	49.8	(1.7)	—	46.9
Equity in earnings of subsidiaries, net of tax	47.6	—	22.7	(70.3)	—
Net income including noncontrolling interests	46.4	49.8	21.0	(70.3)	46.9
Less: Net income attributable to noncontrolling interests	—	(0.5)	—	—	(0.5)
Net income attributable to OneBeacon's common shareholders	46.4	49.3	21.0	(70.3)	46.4
Other comprehensive income, net of tax	—	—	—	—	—
Comprehensive income attributable to OneBeacon's common shareholders	$46.4	$49.3	$21.0	$(70.3)	$46.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Three months ended March 31, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$286.6	$—	$—	$286.6
Net investment income	—	10.5	—	—	10.5
Net realized and change in unrealized investment gains	—	14.2	—	—	14.2
Net other revenues (expenses)	—	(3.1)	—	—	(3.1)
Total revenues	—	308.2	—	—	308.2
Expenses
Loss and loss adjustment expenses	—	165.9	—	—	165.9
Policy acquisition expenses	—	51.0	—	—	51.0
Other underwriting expenses	—	55.9	—	—	55.9
General and administrative expenses	1.3	2.7	0.1	—	4.1
Interest expense	—	—	3.2	—	3.2
Total expenses	1.3	275.5	3.3	—	280.1
Pre-tax income (loss) from continuing operations	(1.3)	32.7	(3.3)	—	28.1
Income tax (expense) benefit	—	(4.8)	1.4	—	(3.4)
Net income (loss) from continuing operations	(1.3)	27.9	(1.9)	—	24.7
Loss from discontinued operations, net of tax	—	(0.1)	—	—	(0.1)
Net income (loss) before equity in earnings of unconsolidated affiliates	(1.3)	27.8	(1.9)	—	24.6
Equity in earnings of subsidiaries, net of tax	25.4	—	12.6	(38.0)	—
Net income including noncontrolling interests	24.1	27.8	10.7	(38.0)	24.6
Less: Net income attributable to noncontrolling interests	—	(0.5)	—	—	(0.5)
Net income attributable to OneBeacon's common shareholders	24.1	27.3	10.7	(38.0)	24.1
Other comprehensive income, net of tax	0.2	—	0.2	(0.2)	0.2
Comprehensive income attributable to OneBeacon's common shareholders	$24.3	$27.3	$10.9	$(38.2)	$24.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows Three months ended March 31, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Cash flows from operations:
Net income including noncontrolling interests	$46.4	$49.8	$21.0	$(70.3)	$46.9
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(47.6)	—	(22.7)	70.3	—
Net realized and change in unrealized investment gains	—	(16.6)	—	—	(16.6)
Deferred income tax expense	—	6.7	—	—	6.7
Dividends received from subsidiaries	31.0	—	—	(31.0)	—
Other operating items:
Net change in loss and LAE reserves	—	(46.0)	—	—	(46.0)
Net change in unearned premiums	—	8.3	—	—	8.3
Net change in ceded unearned premiums	—	(6.8)	—	—	(6.8)
Net change in premiums receivable	—	(11.4)	—	—	(11.4)
Net change in reinsurance recoverables on paid and unpaid losses	—	26.5	—	—	26.5
Net change in funds held under insurance contracts	—	(2.8)	—	—	(2.8)
Net change in other assets and liabilities	1.3	(31.2)	1.6	—	(28.3)
Net cash provided from (used for) operations	31.1	(23.5)	(0.1)	(31.0)	(23.5)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	0.2	(51.3)	0.6	—	(50.5)
Maturities of fixed maturity investments	—	110.1	—	—	110.1
Sales of fixed maturity investments	—	161.9	5.9	(5.9)	161.9
Sales of common equity securities	—	103.2	—	—	103.2
Return of capital and distributions of other investments	—	3.0	—	—	3.0
Purchases of fixed maturity investments	—	(215.7)	—	5.9	(209.8)
Purchases of common equity securities	—	(75.4)	—	—	(75.4)
Contributions for other investments	—	(0.3)	—	—	(0.3)
Net change in unsettled investment purchases and sales	—	27.6	—	—	27.6
Net acquisitions of property and equipment	—	(0.9)	—	—	(0.9)
Capital contribution from parent	—	8.8	2.0	(10.8)	—
Net cash provided from investing activities	0.2	71.0	8.5	(10.8)	68.9
Cash flows from financing activities:
Cash dividends paid to common shareholders	(19.8)	—	—	—	(19.8)
Cash dividends paid to parent	—	(31.0)	—	31.0	—
Capital contribution to subsidiary	—	(2.0)	(8.8)	10.8	—
Repurchases and retirements of common stock	(11.5)	—	—	—	(11.5)
Payments on capital lease obligation	—	(0.5)	—	—	(0.5)
Net cash used for financing activities	(31.3)	(33.5)	(8.8)	41.8	(31.8)
Net increase (decrease) in cash during period	—	14.0	(0.4)	—	13.6
Cash balance at beginning of period	—	94.6	0.6	—	95.2
Cash balance at end of period	$—	$108.6	$0.2	$—	$108.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows Three months ended March 31, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Cash flows from operations:
Net income including noncontrolling interests	$24.1	$27.8	$10.7	$(38.0)	$24.6
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(25.4)	—	(12.6)	38.0	—
Net loss from discontinued operations	—	0.1	—	—	0.1
Net realized and change in unrealized investment gains	—	(14.2)	—	—	(14.2)
Net adjustment to gain on sale of business	—	3.7	—	—	3.7
Deferred income tax expense	—	0.5	—	—	0.5
Dividends received from subsidiaries	20.0	—	—	(20.0)	—
Other operating items:
Net change in loss and LAE reserves	—	(38.2)	—	—	(38.2)
Net change in unearned premiums	—	2.0	—	—	2.0
Net change in ceded unearned premiums	—	(1.4)	—	—	(1.4)
Net change in premiums receivable	—	(16.6)	—	—	(16.6)
Net change in reinsurance recoverables on paid and unpaid losses	—	14.0	—	—	14.0
Net change in funds held under reinsurance contracts	—	19.7	—	—	19.7
Net change in funds held under insurance contracts	—	12.0	—	—	12.0
Net change in other assets and liabilities	2.8	12.1	2.3	—	17.2
Net cash provided from operations—continuing operations	21.5	21.5	0.4	(20.0)	23.4
Net cash used for operations—discontinued operations	—	(0.1)	—	—	(0.1)
Net cash provided from operations	21.5	21.4	0.4	(20.0)	23.3
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	0.1	8.1	(0.2)	—	8.0
Maturities of fixed maturity investments	—	32.9	—	—	32.9
Sales of fixed maturity investments	—	177.6	—	—	177.6
Sales of common equity securities	—	39.6	—	—	39.6
Return of capital and distributions of other investments	—	3.7	—	—	3.7
Purchases of fixed maturity investments	—	(273.0)	—	—	(273.0)
Purchases of common equity securities	—	(26.2)	—	—	(26.2)
Contributions for other investments	—	(1.9)	—	—	(1.9)
Net change in unsettled investment purchases and sales	—	40.3	—	—	40.3
Net acquisitions of property and equipment	—	(0.4)	—	—	(0.4)
Net cash provided from (used for) investing activities	0.1	0.7	(0.2)	—	0.6
Cash flows from financing activities:
Cash dividends paid to common shareholders	(20.0)	—	—	—	(20.0)
Cash dividends paid to parent	—	(20.0)	—	20.0	—
Repurchases and retirements of common stock	(1.6)	—	—	—	(1.6)
Payments on capital lease obligation	—	(1.4)	—	—	(1.4)
Net cash used for financing activities	(21.6)	(21.4)	—	20.0	(23.0)
Net increase in cash during period	—	0.7	0.2	—	0.9
Cash balance at beginning of period	—	87.0	—	—	87.0
Cash balance at end of period	$—	$87.7	$0.2	$—	$87.9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 55 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
Overview—Three months ended March 31, 2016 versus three months ended March 31, 2015
We ended the first quarter of 2016 with a book value per share of $10.78, reflecting a 4.4% increase, including a quarterly dividend of $0.21 per share, for the three months ended March 31, 2016.
Net income attributable to OneBeacon's common shareholders was $46.4 million for the first quarter of 2016, compared to net income of $24.1 million for the first quarter of 2015. Pre-tax underwriting income was $13.5 million for the first quarter of 2016, compared to pre-tax underwriting income of $13.8 million for the first quarter of 2015, reflecting a combined ratio of 95.2% for both periods. Pre-tax underwriting results for the first quarter of 2016 were driven by the strong performance of a number of our businesses and also benefited from the improved relative performance of our Entertainment business which was significantly impacted by large and small to mid-sized claims in the first quarter of 2015. This favorable performance in the majority of our businesses was mostly offset by unfavorable performance in other businesses driven mainly by large claims and heavy loss activity in our Healthcare business. Pre-tax net investment return was $31.0 million for the first quarter of 2016, representing a 1.2% total return on average invested assets, compared to $24.7 million for the first quarter of 2015, representing a 1.0% total return on average invested assets. The increase was driven primarily by a higher return from our fixed maturity investments portfolio, which was positively impacted by declining interest rates in the first quarter of 2016.
Our net income for the first quarter of 2016 included a $12.8 million tax benefit resulting from the settlement of an IRS examination for tax years 2007, 2008 and 2009. Our net income for the first quarter of 2015 was adversely impacted by a $3.7 million negative adjustment to the pre-tax gain on the sale of Essentia Insurance Company (Essentia) in connection with an assessment from the Michigan Catastrophic Claims Association (MCCA) payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia.
Book Value Per Share
The following table presents our book value per share:

(in millions except per share amounts)	March 31, 2016	December 31, 2015	March 31, 2015
Numerator
OneBeacon's common shareholders' equity	$1,016.6	$1,000.9	$1,049.1
Denominator
Common shares outstanding(1)	94.3	95.1	95.3
Book value per share(1)	$10.78	$10.53	$11.01

Dividends paid per share, year-to-date	$0.21	$0.84	$0.21
_______________________________________________________________________________

(1)	Common shares outstanding includes unvested restricted shares.

Results of Operations
Review of Consolidated Results
A summary of our consolidated financial results for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
($ in millions)	2016	2015
Gross written premiums	$310.5	$316.0
Net written premiums	$280.1	$287.1
Revenues
Earned premiums	$278.6	$286.6
Net investment income	14.4	10.5
Net realized and change in unrealized investment gains	16.6	14.2
Net other revenues (expenses)	0.9	(3.1)
Total revenues	310.5	308.2
Expenses
Loss and loss adjustment expense (LAE)	158.8	165.9
Policy acquisition expenses	51.0	51.0
Other underwriting expenses	55.3	55.9
General and administrative expenses	3.9	4.1
Interest expense	3.3	3.2
Total expenses	272.3	280.1
Pre-tax income from continuing operations	38.2	28.1
Income tax benefit (expense)	8.7	(3.4)
Net income from continuing operations	46.9	24.7
Loss from discontinued operations, net of tax	—	(0.1)
Net income including noncontrolling interests	46.9	24.6
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)
Net income attributable to OneBeacon's common shareholders	46.4	24.1
Other comprehensive income, net of tax	—	0.2
Comprehensive income attributable to OneBeacon's common shareholders	$46.4	$24.3
A summary of our consolidated underwriting income and pre-tax income from continuing operations is as follows:

	Three months ended March 31,
($ in millions)	2016	2015
Earned premiums	$278.6	$286.6
Loss and LAE	(158.8)	(165.9)
Policy acquisition expenses	(51.0)	(51.0)
Other underwriting expenses	(55.3)	(55.9)
Pre-tax underwriting income	13.5	13.8
Net investment income	14.4	10.5
Net realized and change in unrealized investment gains	16.6	14.2
Net other revenues (expenses)	0.9	(3.1)
General and administrative expenses	(3.9)	(4.1)
Interest expense	(3.3)	(3.2)
Pre-tax income from continuing operations	$38.2	$28.1

The following table provides our consolidated underwriting ratios for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Underwriting ratios:
Loss and LAE	57.0%	57.9%
Expense	38.2	37.3
Total combined ratio	95.2%	95.2%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended March 31,
(Favorable) unfavorable impact	2016	2015
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	0.9 pts	2.0 pts
Prior year loss reserve development	—	(0.6) pts
Consolidated Results—Three months ended March 31, 2016 versus three months ended March 31, 2015
Our comprehensive income attributable to OneBeacon's common shareholders was $46.4 million for the first quarter of 2016 compared to $24.3 million for the first quarter of 2015, with the change driven primarily by a $12.8 million tax benefit resulting from the settlement of an IRS examination for tax years 2007, 2008 and 2009. Additionally, pre-tax investment results increased $6.3 million driven by our fixed maturity investments portfolio, which was positively impacted by declining interest rates in the first quarter of 2016. Pre-tax underwriting results decreased slightly to $13.5 million for the first quarter of 2016, compared to $13.8 million for the first quarter of 2015 driven by the factors discussed below in "Underwriting Results."
Our total revenues of $310.5 million for the first quarter of 2016 increased $2.3 million from $308.2 million for the 2015 period, due to the $6.3 million increase in pre-tax investment results and an increase in other revenues (expenses) of $4.0 million driven by the impact of the $3.7 million negative adjustment to the pre-tax gain on the sale of Essentia Insurance Company (Essentia) included in the first quarter of 2015. These increases were partially offset by a decrease in net earned premiums of $8.0 million, or 2.8%, primarily from decreases at our Healthcare business and in Other Professional Lines, which includes the lawyers professional liability line that was exited in 2015.
Written Premiums
Consolidated net written premiums were $280.1 million in the first quarter of 2016, a decrease of 2.4% from the comparative prior year period. The Company previously exited its lawyers liability and Crop businesses, as well as an affiliated reinsurance treaty. These exited businesses included $8.6 million of negative written premiums recorded in the first quarter of 2015 which, when excluding these amounts, resulted in a decrease to net written premiums of 5.3%. The decrease in net written premiums was driven by decreases of $10.6 million and $7.4 million at our Healthcare and Accident businesses, respectively. These decreases were partially offset by increases primarily at our newer Programs and Surety businesses of $6.2 million and $5.1 million, respectively.
Underwriting Results
Our pre-tax underwriting income was $13.5 million for the first quarter of 2016, compared to pre-tax underwriting income of $13.8 million for the first quarter of 2015.
Our combined ratio for the first quarter of 2016 of 95.2% reflected a 57.0% loss and LAE ratio and a 38.2% expense ratio, which compared to a combined ratio for the first quarter of 2015 of 95.2%, consisting of a 57.9% loss and LAE ratio and a 37.3% expense ratio.
The 0.9 point decrease in the loss and LAE ratio was comprised of a 0.4 point decrease in current accident year non-catastrophe losses, a 0.6 point decline in favorable prior year loss reserve development compared to the prior year period, and a 1.1 point decrease in catastrophe losses.
Current accident year non-catastrophe losses for the first quarter of 2016 of $156.3 million, or 56.1 points, compared to $162.1 million, or 56.5 points, for the 2015 period driven by favorable results at most of our businesses in the first quarter of 2016 and the adverse impact of Crop on the 2015 period. Partially offsetting these decreases was a higher current accident year provision in our Programs business.

There was no net prior year loss and LAE reserve development in the first quarter of 2016, although unfavorable development was recorded primarily in the Healthcare business driven by large claims and heavy loss activity was offset by favorable development at a number of businesses, most notably Technology and Accident. This compared with $1.8 million, or 0.6 points, of net favorable prior year loss and LAE reserve development for the first quarter of 2015 driven by favorable development from Crop resulting from the 2014 crop year and favorable development in several other businesses, most notably Ocean Marine. This favorable development in the 2015 period was mostly offset by unfavorable development in Entertainment driven by large and small to mid-sized claims and Inland Marine resulting from a few large claims.
Catastrophe losses of $2.5 million, or 0.9 points, were fairly benign in the first quarter of 2016 compared to $5.6 million, or 2.0 points, for the first quarter of 2015 primarily resulting from winter storms in the northeastern United States.
The expense ratio increased 0.9 points to 38.2% for the first quarter of 2016, compared to 37.3% for the first quarter of 2015, driven by the negative impact of lower earned premiums in the 2016 period, increased acquisition costs resulting from a change in the mix of business, and higher employee benefit costs as the prior year was favorably impacted by the net periodic benefit income from the over funded qualified pension plan and from medical plan related refunds, as well as severance costs incurred in the 2016 period. These unfavorable expense increases more than offset the favorable impact of exiting Crop and the adverse impact on the 2015 period of separation costs associated with senior management restructuring incurred in the first quarter of 2015.
Investments
Net investment income increased to $14.4 million for the first quarter of 2016, compared to $10.5 million for the first quarter of 2015 driven by a $2.4 million interest payment on the surplus notes. Net realized and change in unrealized investment gains of $16.6 million compared to $14.2 million in the first quarter of 2015. The increase was driven primarily by a higher return from our fixed maturity investments portfolio, which was positively impacted by declining interest rates in the first quarter of 2016.
Other Revenues (Expenses)
The $4.0 million favorable change in other revenues (expenses) compared to the first quarter of 2015 was driven by the impact of the $3.7 million negative adjustment to the pre-tax gain on the sale of Essentia included in the first quarter of 2015.
Income Taxes
Our income tax (benefit) expense related to pre-tax income from continuing operations for the three months ended March 31, 2016 and 2015 represented net effective tax rates of (22.8)% and 12.1%, respectively. The effective tax rate for the three months ended March 31, 2016 was negative due to the impact of a $12.8 million favorable settlement of the 2007, 2008 and 2009 IRS exam. The effective tax rate for the three months ended March 31, 2015, was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate, which also provided a benefit to the current period. The effective tax rate on non-U.S. income for the three months ended March 31, 2016 and 2015 was 0.7% and 1.2%, respectively.
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
For the three months ended March 31, 2016 and 2015, our net combined ratio was higher than our gross combined ratio by 10.7 points and 5.6 points, respectively. In the first quarter of 2016, the Crop business reduced the gross combined ratio, but had no effect on the net combined ratio, as 100% of the Crop results were ceded under the quota share reinsurance agreement that OneBeacon entered into on July 31, 2015 pursuant to our exit of the Crop business. Excluding the effects of the Crop business, our net combined ratio was higher than our gross combined ratio by 5.3 points and 5.0 points for the three months ended March 31, 2016 and 2015, respectively, as a result of the cost of the reinsurance programs.
Summary of Operations By Segment
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
The Specialty Products segment is comprised of ten active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. Specialty Products includes the Healthcare, Management Liability, Financial Services, Other Professional Lines,

Specialty Property, Environmental, Tuition Reimbursement, Programs, Surety and Financial Institutions underwriting operating segments, as well as Crop, which was exited in the third quarter of 2015.
The Specialty Industries segment is comprised of six active underwriting operating segments, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Specialty Industries segment includes the Ocean Marine, Inland Marine, Technology, Accident, Government Risks and Entertainment underwriting operating segments.
The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and our intermediate subsidiaries.
Specialty Products
Financial results for our Specialty Products reportable segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
($ in millions)	2016	2015
Gross written premiums	$164.7	$152.9
Net written premiums	$144.7	$133.6

Earned premiums	$133.4	$136.1
Loss and LAE	(91.8)	(74.1)
Policy acquisition expenses	(24.0)	(22.9)
Other underwriting expenses	(23.4)	(25.7)
Total underwriting income (loss)	(5.8)	13.4
Net other expenses	(0.1)	—
General and administrative expenses	—	—
Pre-tax income (loss) from continuing operations	$(5.9)	$13.4
The following table provides underwriting ratios for Specialty Products for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Underwriting ratios:
Loss and LAE	68.8%	54.4%
Expense	35.6	35.8
Total combined ratio	104.4%	90.2%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended March 31,
(Favorable) unfavorable impact	2016	2015
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	0.4 pts	0.1 pts
Prior year loss reserve development	10.3 pts	(3.1) pts
Specialty Products—Three months ended March 31, 2016 versus three months ended March 31, 2015
Net written premiums for Specialty Products increased to $144.7 million for the first quarter of 2016 from $133.6 million for the comparative 2015 period, primarily due to increases at our newer Programs and Surety businesses of $6.2 million and $5.1 million, respectively. Additionally, the 2015 period was negatively impacted by negative written premiums related to premium adjustments for the 2014 crop year due to the reinsurance impact of favorable incurred losses within Crop, the termination of an affiliated reinsurance treaty, including the transfer of the remaining unearned premium, and negative written premiums within the exited lawyers business. Excluding the $8.6 million negative written premium for these exited businesses, net written premiums increased $2.3 million, or 1.6%. These favorable changes were partially offset by a $10.6 million decrease at our Healthcare business due to increased competition and a change in underwriting appetite.
The Specialty Products combined ratio for the first quarter of 2016 increased to 104.4% from 90.2% for the first quarter of 2015, as the loss and LAE ratio increased by 14.4 points to 68.8%, slightly offset by the expense ratio which decreased by 0.2 points to 35.6%.
The 14.4 point increase was comprised of a 0.7 point increase in current accident year non-catastrophe losses, a 13.4 point unfavorable change in net prior year loss reserve development and a 0.3 point increase in catastrophe losses.
The current accident year non-catastrophe loss ratio for the first quarter of 2016 was 58.1%, compared to 57.4% for the first quarter of 2015, due to higher current accident year provisions in the 2016 period in certain underwriting operating segments, most notably Programs.
The first quarter of 2016 results included 10.3 points of net unfavorable prior year loss reserve development, primarily related to unfavorable loss reserve development driven by large claims and heavy loss activity in Healthcare, and to a lesser extent Other Professional Lines and Programs, which was partially offset by favorable development in Financial Services and Surety. Net favorable prior year loss reserve development in the first quarter of 2015 was 3.1 points, driven by favorable incurred losses on the 2014 crop year and favorable development in Surety.
The first quarter of 2016 and 2015 both included fairly benign catastrophe losses of 0.4 points and 0.1 points, respectively.
The 0.2 point decrease in the expense ratio for the first quarter of 2016, compared to the first quarter of 2015, was driven by the favorable impact of exiting Crop and the unfavorable impact in the 2015 period of separation costs associated with senior management restructuring which were partially offset by increased acquisition expenses due to business mix.
Specialty Industries
Financial results for our Specialty Industries reportable segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
($ in millions)	2016	2015
Gross written premiums	$145.8	$163.1
Net written premiums	$135.4	$153.5

Earned premiums	$145.2	$150.5
Loss and LAE	(67.0)	(91.8)
Policy acquisition expenses	(27.0)	(28.1)
Other underwriting expenses	(31.9)	(30.2)
Total underwriting income	19.3	0.4
Net other revenues	0.3	0.2
General and administrative expenses	(0.5)	(0.5)
Pre-tax income from continuing operations	$19.1	$0.1
The following table provides underwriting ratios for Specialty Industries for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Underwriting ratios:
Loss and LAE	46.1%	61.0%
Expense	40.5	38.7
Total combined ratio	86.6%	99.7%

The impact of certain items to our underwriting ratios was as follows:

	Three months ended March 31,
(Favorable) unfavorable impact	2016	2015
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.4 pts	3.6 pts
Prior year loss reserve development	(9.5) pts	1.7 pts
Specialty Industries—Three months ended March 31, 2016 versus three months ended March 31, 2015
Net written premiums for Specialty Industries decreased to $135.4 million for the first quarter of 2016 from $153.5 million for the comparative 2015 period. The decrease in the first quarter of 2016 was driven by declines at all underwriting operating segments due to an increasingly competitive market, as well as underwriting decisions, with Accident driving the decrease.
The Specialty Industries combined ratio for the first quarter of 2016 decreased to 86.6%, compared to 99.7% for the first quarter of 2015, as the loss and LAE ratio decreased by 14.9 points to 46.1%, partially offset by the expense ratio which increased 1.8 points to 40.5%.
The 14.9 point decrease was comprised of a 1.5 point decrease in current accident year non-catastrophe losses, an 11.2 point favorable change in prior year loss reserve development and a 2.2 point decrease in catastrophe losses.
The current accident year non-catastrophe loss ratio for the first quarter of 2016 was 54.2%, compared to 55.7% for the first quarter of 2015, driven by improved performance by most of the underwriting operating segments, most notably Government Risks driven by favorable case incurred activity.
Results for the first quarter of 2016 included 9.5 points of net favorable prior year loss reserve development driven by Technology, Accident, and Government Risks, generally resulting from better than expected case incurred activity. This compared to 1.7 points of net unfavorable prior year loss reserve development in the first quarter of 2015 primarily driven by large and small to mid-sized claims in Entertainment and a few large claims in Inland Marine, partially offset by favorable prior year loss reserve development in Ocean Marine and, to a lesser extent, within Technology and Government Risks.
Results for the first quarter of 2016 included 1.4 points of catastrophe losses, driven by winter storms in the eastern United States, primarily impacting Ocean Marine. This compared to 3.6 points of catastrophe losses in the first quarter of 2015, primarily related to winter storms in the northeastern United States impacting Ocean Marine and Entertainment.
The 1.8 point increase in the expense ratio for the first quarter of 2016, compared to the first quarter of 2015, was primarily driven by the unfavorable impact of lower earned premiums in 2016 more than offsetting the unfavorable impact in the 2015 period of separation costs associated with senior management restructuring.
Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
($ in millions)	2016	2015
Net investment income	$14.4	$10.5
Net realized and change in unrealized investment gains	16.6	14.2
Pre-tax investment results	31.0	24.7
Net other revenues (expenses)	0.7	(3.3)
General and administrative expenses	(3.4)	(3.6)
Interest expense	(3.3)	(3.2)
Pre-tax income from continuing operations	$25.0	$14.6
Investing, Financing and Corporate—Three months ended March 31, 2016 versus three months ended March 31, 2015
Investing, Financing and Corporate reported pre-tax income from continuing operations of $25.0 million in the first quarter of 2016, compared to $14.6 million in the first quarter of 2015. The increase was driven primarily by a higher return from our fixed maturity investments portfolio, which was positively impacted by declining interest rates in the first quarter of

2016 as described in greater detail in "Summary of Investment Results" below. Additionally, the $4.0 million favorable change in other revenues (expenses) compared to the first quarter of 2015 was driven by the impact of the $3.7 million negative adjustment to the pre-tax gain on the sale of Essentia included in the first quarter of 2015.
Discontinued Operations
There was no loss from discontinued operations for the three months ended March 31, 2016. The loss from discontinued operations, net of tax, of $0.1 million for the three months ended March 31, 2015, was the result of post-closing expenses incurred in connection with the Runoff Business.
Summary of Investment Results
Investment Returns
A summary of our consolidated pre-tax investment results for the three months ended March 31, 2016 and 2015 is as follows:

Components of Investment Results	Three months ended March 31,
($ in millions)	2016	2015
Net investment income	$14.4	$10.5
Net realized investment gains (losses)	(5.9)	9.5
Change in net unrealized investment gains	22.5	4.7
Total pre-tax investment results	$31.0	$24.7

Gross investment returns on average invested assets versus typical benchmarks for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,(1)
	2016	2015
Fixed maturity investments	1.3%	1.0%
Short-term investments:	—%	—%
Total fixed income	1.2%	0.9%
Barclays U.S. Intermediate Aggregate Index	2.3%	1.3%

Common equity securities	2.1%	2.2%
Other investments	0.4%	0.8%
Total common equity securities and other investments	1.5%	1.7%
S&P 500 Index	1.3%	1.0%

Total consolidated portfolio	1.2%	1.0%
_______________________________________________________________________________

(1)	Gross investment returns exclude investment expenses of $1.2 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.
Investment Returns—Three months ended March 31, 2016 versus three months ended March 31, 2015
Overview
Our total pre-tax investment results were $31.0 million, a return on average invested assets of 1.2% for the three months ended March 31, 2016, compared to $24.7 million, a return on average invested assets of 1.0% for the three months ended March 31, 2015. The increase was driven primarily by a higher return from our fixed maturity investments portfolio, which was positively impacted by declining interest rates in the first quarter of 2016.

Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 1.2% for the three months ended March 31, 2016, compared to 0.9% for the three months ended March 31, 2015, with the increase driven by the impact of declining interest rates in the first quarter of 2016. We maintained a high quality fixed maturity investments portfolio with a relatively short duration of approximately 2.2 years excluding short-term investments and approximately 2.1 years including short-term investments, as of March 31, 2016. Our fixed income portfolio underperformed the longer-duration Barclays U.S. Intermediate Aggregate Index return by 110 basis points and 40 basis points for the three months ended March 31, 2016, and 2015, respectively.
Common equity securities and other investments
Our total common equity securities and other investments portfolio returned 1.5% for the three months ended March 31, 2016, compared to 1.7% for the three months ended March 31, 2015. Our common equity securities portfolio returned 2.1% for the three months ended March 31, 2016 compared to 2.2% for the three months ended March 31, 2015. The results outperformed the S&P 500 Index return by 80 basis points and 120 basis points for the three months ended March 31, 2016 and 2015, respectively.
The following summarizes OneBeacon's investments in ETFs by exposure to each index:

	Fair Value ($ in millions)
Index	March 31, 2016	December 31, 2015
S&P 500	$100.1	$153.1
Russell 1000 Value	20.8	20.6
Russell 1000	9.6	9.6
Total	$130.5	$183.3

In the first quarter of 2016, the ETF investments earned the effective market return, before expenses, in each respective fund. OneBeacon continues to invest in publicly-traded common equity securities which are actively managed through WM Advisors. The portfolio had overweight exposure to consumer discretionary and communications sectors and underweight exposure to financial and energy sectors compared to the S&P 500 Index.
Other investments, which are composed principally of hedge funds and private equity funds, as well as surplus notes, returned 0.4% and 0.8% for the three months ended March 31, 2016 and 2015, respectively. Our other investments portfolio outperformed the HFRX Equal Weighted Strategies Index return by 170 basis points. This outperformance was due primarily to a $2.7 million return on the surplus notes, which included net investment income of $2.4 million resulting from the receipt of an interest payment on the surplus notes, along with the change in fair value of the surplus notes. When excluding the $2.7 million positive total return from the surplus notes, the portfolio underperformed the HFRX Equal Weighted Strategies Index return by 120 basis points for the three months ended March 31, 2016. When excluding the $3.0 million return from the surplus notes, the portfolio underperformed the HFRX Equal Weighted Strategies Index return by 130 basis points for the three months ended March 31, 2015. The underperformance in both periods was due to exposure to energy-related funds.
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
Our top tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company (ASIC), has the ability to pay dividends to its immediate parent during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula described above, most recently calculated as of December 31, 2015, ASIC has the ability to pay $26.6 million of dividends during 2016 without prior approval of regulatory authorities. As of December 31, 2015, ASIC had $622.3 million of statutory surplus and $68.3 million of earned surplus. During the three months ended March 31, 2016, ASIC did not pay any dividends to its immediate parent.
The Company is in the process of seeking regulatory approval of the redomestication of ASIC from New York, its current state of domicile, to Pennsylvania. Under the existing dividend capacity formula, most recently calculated as of December 31, 2015, for the Commonwealth of Pennsylvania, which is the greater of 10% of policyholder surplus or net income of the previous year, ASIC would have the ability to pay $62.2 million of dividends in 2016 once redomesticated to Pennsylvania, which it anticipates occurring during the second half of 2016. In April 2016, ASIC paid a dividend to the Company of $26.5 million, which reduces the $62.2 million allowed under the Pennsylvania dividend capacity formula.
During 2016, Split Rock has the ability to pay dividends and make distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $37.4 million, which is equal to 15% of its December 31, 2015 statutory capital and surplus. As of December 31, 2015, Split Rock had $249.5 million of statutory capital and surplus. During the three months ended March 31, 2016, Split Rock did not pay any dividends or distributions to its immediate parent.
During the three months ended March 31, 2016, our unregulated insurance operating subsidiaries paid $4.6 million of dividends to their immediate parent. As of March 31, 2016, our unregulated insurance operating subsidiaries held $99.8 million of net unrestricted cash, short-term investments, fixed maturity investments, and other investments which included surplus notes which had a fair value of $51.8 million and a par value of $101.0 million.
As described in Note 14—"Common Shareholders' Equity" to the accompanying consolidated financial statements, during the three months ended March 31, 2016 and 2015, we declared and paid dividends totaling $19.8 million and $20.0 million, respectively, to our common shareholders.
As of March 31, 2016, OneBeacon Ltd. and its intermediate holding companies held $62.2 million of net unrestricted cash, short-term investments and fixed maturity investments and $32.7 million of common equity securities outside of its regulated and unregulated insurance operating subsidiaries.
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
The following table illustrates our consolidated insurance float position and two operational leverage ratios based on insurance float as of March 31, 2016 and December 31, 2015:

($ in millions)	March 31, 2016		December 31, 2015
Loss and LAE reserves	$1,343.8		$1,389.8
Unearned premiums	568.6		560.3
Ceded reinsurance payable	31.4		29.8
Funds held under insurance contracts	134.9		137.7
Insurance liabilities	$2,078.7		$2,117.6

Cash in regulated insurance and reinsurance subsidiaries	$46.5		$43.9
Reinsurance recoverable on paid and unpaid losses	167.0		193.5
Premiums receivable	230.4		219.0
Deferred acquisition costs	102.0		100.7
Ceded unearned premiums	36.3		29.5
Insurance assets	$582.2		$586.6
Insurance float	$1,496.5		$1,531.0
Insurance float as a multiple of total capital	1.2	x	1.2	x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.5	x	1.5	x
During the three months ended March 31, 2016, insurance float decreased by $34.5 million, primarily due to a highly competitive market and strategic underwriting decisions which resulted in a slight contraction of our insurance operations.
Financing
Debt
The following table summarizes our debt to capital ratio at March 31, 2016 and December 31, 2015:

($ in millions)	March 31, 2016	December 31, 2015
Senior Notes, carrying value	$272.9	$272.9
Non-controlling interest	3.2	3.6
OneBeacon's common shareholders' equity	1,016.6	1,000.9
Total capital	$1,292.7	$1,277.4
Ratio of debt to total capital	21.1%	21.4%

We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
On September 29, 2015, the Company and OneBeacon Holdings, Inc. (OBH), as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. (Credit Facility) and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019. As of March 31, 2016, the Credit Facility was undrawn.
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
The 2012 Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company or OBH must adhere. In addition, a failure by the Company or its subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75.0 million of the principal amount of covered debt, could trigger the acceleration of the 2012 Senior Notes.

No interest was paid or scheduled to be paid on the 2012 Senior Notes during the three months ended March 31, 2016 and 2015.
As of March 31, 2016, the Company and OBH were in compliance with all of the covenants under the 2012 Senior Notes and the Credit Facility, and anticipate they will continue to remain in compliance with these covenants for the foreseeable future.
Effective January 1, 2016, the Company adopted ASU 2015-03, Imputation of Interest (ASC 835) which requires debt issuance costs to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. OneBeacon has applied the guidance retrospectively and as a result has reclassified $1.9 million of debt issuance costs from other assets, reflecting these amounts as reduction from the related debt.
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
In December 2015, the lease agreement with Fifth Third expired and the Company purchased the leased assets under the agreement with a remaining book value of $1.3 million for a nominal fee. At the end of the lease term with US Bancorp on December 31, 2016, the Company will purchase the leased furniture and equipment assets for a nominal fee, and all rights, title and interest will transfer back to it. As of March 31, 2016 and December 31, 2015, the Company had a capital lease obligation of $1.2 million and $1.7 million, respectively, included within other liabilities and a capital lease asset of $2.1 million and $2.4 million, respectively, included within other assets.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 6.7 million of its Class A common shares. During three months ended March 31, 2016, 850,349 shares were repurchased under the share repurchase authorization for $10.6 million at an average share price of $12.42. No shares were repurchased under the share repurchase authorization during the three months ended March 31, 2015. The amount of authorization remaining is $75.0 million as of March 31, 2016.

During the three months ended March 31, 2016 and 2015, the Company repurchased 64,981 and 112,051 common shares, respectively, for $0.9 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively, to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.
Cash Flows
Detailed information concerning our cash flows during the three months ended March 31, 2016 and 2015 follows:
Cash flows from operations for the three months ended March 31, 2016 and 2015
For the three months ended March 31, 2016, net cash flows used for operations were $23.5 million compared to net cash flows provided by operations of $23.3 million for the three months ended March 31, 2015. Net cash flows relating to continuing operations decreased primarily due to higher payments related to various incentive programs relative to the prior year period, as well as lower premium collections and higher loss payments.
Other Liquidity and Capital Resource Activities
During the three months ended March 31, 2016, we made payments with respect to our long-term incentive compensation plans totaling $9.3 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 167,300 performance shares, 126,900 performance units, and 3,825,000 long-term cash awards for the 2013-2015 performance cycle.
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
Cash flows from investing and financing activities for the three months ended March 31, 2016 and 2015
Financing and Other Capital Activities
During the three months ended March 31, 2016 and 2015, we declared and paid $19.8 million and $20.0 million, respectively, of regular quarterly cash dividends to holders of OneBeacon's common shares.
During the three months ended March 31, 2016, we repurchased and retired 850,349 shares of our Class A common stock for $10.6 million at an average share price of $12.42 under the board authorization referred to above. No shares were repurchased under the board authorization during the three months ended March 31, 2015.
During the three months ended March 31, 2016 and 2015, the Company repurchased 64,981 and 112,051 common shares, respectively, for $0.9 million and $1.6 million, respectively, to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorization referred to above.
Recently Issued Accounting Pronouncements
Refer to Note 1—"Nature of Operations and Summary of Significant Accounting Policies" to the Company’s unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2015 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.
Fair Value of Financial Instruments
Refer to Note 5—"Investment Securities" to the Company’s unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2015 Annual Report on Form 10-K for discussion regarding assets measured at fair value using unobservable inputs.
Critical Accounting Estimates
Refer to the Company's 2015 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of March 31, 2016, there were no material changes to our critical accounting estimates.

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
These statements are based on certain assumptions and analyses made by us in light of our experience and judgments about historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to our expectations is subject to a number of risks, uncertainties or other factors which are described in more detail beginning on page 18 of the Company's 2015 Annual Report on Form 10-K, that could cause actual results to differ materially from expectations, including:

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
Refer to our 2015 Annual Report on Form 10-K and in particular Item 7A — "Quantitative and Qualitative Disclosures About Market Risk." As of March 31, 2016, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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
The Company's management, with the participation of the CEO and CFO (the principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of March 31, 2016, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. During the quarter ended March 31, 2016, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Deutsche Bank Litigation
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon and OneBeacon-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the LBO. The Court granted an omnibus motion to dismiss the Noteholders Action in September 2013 and plaintiffs appealed. On March 29, 2016, a three judge panel of the U.S Second Circuit Court of Appeals affirmed the dismissal of the Noteholders Action. The plaintiffs may now accept the decision, ask the three judge panel to reconsider, file a motion for a rehearing en banc or seek a writ of certiorari to the U.S. Supreme Court.

In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of March 31, 2016, as the amount of loss, if any, cannot be reasonably estimated.

ITEM 1A.        RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2015 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2016, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2016 — January 31, 2016	581,428	$12.27	581,428	$78,479,243
February 1, 2016 — February 29, 2016	333,902	12.85	268,921	75,040,931
March 1, 2016 — March 31, 2016	—	—	—	75,040,931
Total	915,330	$12.48	850,349	$75,040,931
_______________________________________________________________________________
(1)On August 22, 2007, the Board authorized us to repurchase up to $200.0 million of our Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date.

ITEM 6.	EXHIBITS
(a)   Exhibits

10.1*
Second Amendment dated as of June 1, 2015 to the Amended and Restated Investment Management Agreement dated as of December 23, 2014 by and between White Mountains Advisors LLC and OneBeacon Insurance Group, Ltd.

10.2*
Third Amendment dated as of February 10, 2016 to the Amended and Restated Investment Management Agreement dated as of December 23, 2014 by and between White Mountains Advisors LLC and OneBeacon Insurance Group, Ltd.

10.3*	OneBeacon's 2016 Management Incentive Plan.
31.1*	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*
The following financial information from OneBeacon Insurance Group, Ltd.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Months Ended March 31, 2016 and 2015; (iii) Consolidated Statements of Common Shareholders' Equity, Three Months Ended March 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Filed Herewith

**	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.
Date: May 2, 2016	By:	/s/ JOHN C. TREACY
John C. Treacy Chief Accounting Officer and Treasurer*

*Executing as both the Chief Accounting Officer and a duly authorized officer of the Company