Form 10-Q
period 2016-06-30
OneBeacon Insurance Group, Ltd.
filed 2016-08-03
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 1, 2016, 22,592,731 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

($ in millions, except per share amounts)	June 30, 2016	December 31, 2015
Assets	(Unaudited)
Investment Securities:
Fixed maturity investments, at fair value (amortized cost: $2,090.6 in 2016 and $2,078.3 in 2015)	$2,119.8	$2,080.5
Short-term investments, at amortized cost (which approximates fair value)	114.5	69.2
Common equity securities, at fair value (amortized cost - $229.1 in 2016 and $295.0 in 2015)	237.1	298.7
Other investments, at fair value (amortized cost - $125.0 in 2016 and $135.6 in 2015)	147.2	143.0
Total investment securities	2,618.6	2,591.4
Cash	72.9	95.2
Reinsurance recoverables	183.5	193.5
Premiums receivable	238.9	219.0
Deferred acquisition costs	105.2	100.7
Ceded unearned premiums	34.5	29.5
Net deferred tax asset	122.2	140.2
Investment income accrued	9.4	10.1
Accounts receivable on unsettled investment sales	4.5	30.5
Other assets	181.1	192.5
Total assets	$3,570.8	$3,602.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,376.6	$1,389.8
Unearned premiums	556.4	560.3
Funds held under insurance contracts	140.9	137.7
Ceded reinsurance payable	23.9	29.8
Debt	273.0	272.9
Accounts payable on unsettled investment purchases	16.5	—
Other liabilities	157.6	207.6
Total liabilities	2,544.9	2,598.1
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Preference shares (Par value $0.01; 80,000,000 authorized shares; none issued or outstanding)	—	—
Common shares and paid-in surplus (Class A: par value $0.01; 200,000,000 authorized shares; 22,592,731 and 23,334,502 issued and outstanding)(Class B: par value $0.01; 200,000,000 authorized shares; 71,754,738 issued and outstanding for both periods)	1,011.8	1,022.0
Retained earnings (deficit)	15.4	(15.9)
Accumulated other comprehensive loss	(5.0)	(5.2)
Total OneBeacon's common shareholders' equity	1,022.2	1,000.9
Total noncontrolling interests	3.7	3.6
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,025.9	1,004.5
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$3,570.8	$3,602.6

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share amounts)	2016	2015	2016	2015
Revenues
Earned premiums	$271.4	$319.3	$550.0	$605.9
Net investment income	12.1	10.1	26.5	20.6
Net realized and change in unrealized investment gains	24.7	(14.0)	41.3	0.2
Net other revenues (expenses)	0.8	(1.2)	1.7	(4.3)
Total revenues	309.0	314.2	619.5	622.4
Expenses
Loss and loss adjustment expenses	179.7	194.5	338.5	360.4
Policy acquisition expenses	48.7	56.4	99.7	107.4
Other underwriting expenses	50.9	52.9	106.2	108.8
General and administrative expenses	3.5	4.2	7.4	8.3
Interest expense	3.2	3.3	6.5	6.5
Total expenses	286.0	311.3	558.3	591.4
Pre-tax income from continuing operations	23.0	2.9	61.2	31.0
Income tax benefit (expense)	2.0	0.9	10.7	(2.5)
Net income from continuing operations	25.0	3.8	71.9	28.5
Loss from discontinued operations, net of tax	—	(0.2)	—	(0.3)
Gain from sale of discontinued operations, net of tax	—	0.3	—	0.3
Net income, including noncontrolling interests	25.0	3.9	71.9	28.5
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)	(1.0)	(1.0)
Net income attributable to OneBeacon's common shareholders	24.5	3.4	70.9	27.5
Other comprehensive income, net of tax	0.2	0.2	0.2	0.4
Comprehensive income attributable to OneBeacon's common shareholders	$24.7	$3.6	$71.1	$27.9

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted
Net income from continuing operations, per share	$0.26	$0.03	$0.75	$0.29
Net income attributable to OneBeacon's common shareholders per share	$0.26	$0.03	$0.75	$0.29
Dividends declared and paid per OneBeacon's common share	$0.21	$0.21	$0.42	$0.42

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

		OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
($ in millions)	Common shares outstanding	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive loss	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
Balances at January 1, 2016	95,089,240	$1,022.0	$(15.9)	$(5.2)	$1,000.9	$3.6	$1,004.5
Comprehensive income:
Net income	—	—	70.9	—	70.9	1.0	71.9
Other comprehensive income, net of tax	—	—	—	0.2	0.2	—	0.2
Total comprehensive income	—	—	70.9	0.2	71.1	1.0	72.1
Amortization of restricted share awards	—	1.3	—	—	1.3	—	1.3
Issuance of common shares	173,559	—	—	—	—	0.1	0.1
Repurchase and retirement of common shares	(915,330)	(11.5)	—	—	(11.5)	—	(11.5)
Dividends		—	(39.6)	—	(39.6)	(1.0)	(40.6)
Balances at June 30, 2016	94,347,469	$1,011.8	$15.4	$(5.0)	$1,022.2	$3.7	$1,025.9

		OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
($ in millions)	Common shares outstanding	Common shares and paid-in surplus	Retained earnings	Accum. other comprehensive income (loss)	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
Balances at January 1, 2015	95,296,387	$1,023.7	$27.3	$(5.2)	$1,045.8	$3.5	$1,049.3
Comprehensive income:
Net income	—	—	27.5	—	27.5	1.0	28.5
Other comprehensive income, net of tax	—	—	—	0.4	0.4	—	0.4
Total comprehensive income	—	—	27.5	0.4	27.9	1.0	28.9
Amortization of restricted share awards	—	1.1	—	—	1.1	—	1.1
Issuance of common shares	81,000	—	—	—	—	0.1	0.1
Repurchase and retirement of common shares	(113,551)	(1.6)	—	—	(1.6)	—	(1.6)
Dividends		—	(40.0)	—	(40.0)	(1.1)	(41.1)
Balances at June 30, 2015	95,263,836	$1,023.2	$14.8	$(4.8)	$1,033.2	$3.5	$1,036.7

   See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
($ in millions)	2016	2015
Cash flows from operations:
Net income including noncontrolling interests	$71.9	$28.5
Charges (credits) to reconcile net income to cash flows provided from operations:
Net loss from discontinued operations	—	0.3
Net gain from sale of discontinued operations	—	(0.3)
Net realized and change in unrealized investment gains	(41.3)	(0.2)
Net adjustment to gain on sale of business	—	3.7
Deferred income tax expense (benefit)	19.2	(3.8)
Other operating items:
Net change in loss and LAE reserves	(13.2)	8.6
Net change in unearned premiums	(3.9)	27.9
Net change in ceded unearned premium	(5.0)	(25.4)
Net change in premiums receivable	(19.9)	(50.7)
Net change in reinsurance recoverables on paid and unpaid losses	10.0	5.8
Net change in funds held under reinsurance contracts	—	(12.2)
Net change in funds held under insurance contracts	3.2	21.6
Net change in ceded reinsurance payable	(5.9)	35.4
Net change in other assets and liabilities	(32.4)	3.6
Net cash provided from (used for) operations—continuing operations	(17.3)	42.8
Net cash used for operations—discontinued operations	—	(0.3)
Net cash provided from (used for) operations	(17.3)	42.5
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(45.4)	44.3
Maturities of fixed maturity investments	229.5	115.8
Sales of fixed maturity investments	200.5	450.0
Sales of common equity securities	174.4	268.1
Return of capital and distributions of other investments	7.0	28.2
Purchases of fixed maturity investments	(449.4)	(714.1)
Purchases of common equity securities	(109.5)	(248.7)
Contributions for other investments	(0.4)	(3.3)
Net change in unsettled investment purchases and sales	42.5	25.8
Proceeds from sale of property and equipment	—	56.8
Net acquisitions of property and equipment	(2.1)	(1.8)
Net cash used for investing activities	47.1	21.1
Cash flows from financing activities:
Cash dividends paid to common shareholders	(39.6)	(40.0)
Repurchases and retirements of common stock	(11.5)	(1.6)
Payments on capital lease obligation	(1.0)	(2.8)
Net cash used for financing activities	(52.1)	(44.4)
Net (decrease) increase in cash during period	(22.3)	19.2
Cash balance at beginning of period	95.2	87.0
Cash balance at end of period	$72.9	$106.2
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
OneBeacon is 76.1% owned by White Mountains Insurance Group, Ltd. ("White Mountains"), a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. The Company's headquarters are located at 26 Reid Street, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 605 North Highway 169, Plymouth, Minnesota 55441 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
On December 23, 2014, OneBeacon completed the sale of its run-off business to a subsidiary of Armour Group Holdings Limited (“Armour”). See Note 2—"Acquisitions and Dispositions" and Note 15—"Discontinued Operations." The run-off business included the results of OneBeacon's non-specialty commercial lines business as well as the vast majority of asbestos and environmental reserves (the “Runoff Business,” the sale of which is referred to as the “Runoff Transaction”). The Runoff Business has been presented as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 and in the consolidated statement of cash flows for the six months ended June 30, 2016 and 2015.
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
Recently Adopted Changes in Accounting Principles
Business Combinations - Measurement Period Adjustments
Effective January 1, 2016, OneBeacon adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires adjustments to provisional amounts recorded in connection with a business combination that are identified during the measurement period to be recorded in the reporting period in which the adjustment amounts are determined, rather than as retroactive adjustments to prior periods. OneBeacon has not recognized any adjustments to estimated purchase accounting amounts for the year to date period ended June 30, 2016 and accordingly, there was no effect to OneBeacon's financial statements upon adoption.

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
Recently Issued Accounting Pronouncements
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326), which establishes new guidance for the recognition of credit losses for financial assets measured at amortized cost. The new ASU, which applies to financial assets that have the contractual right to receive cash, including reinsurance receivables, requires reporting entities to estimate the credit losses expected over the life of a credit exposure using historical information, current information and reasonable and supportable forecasts that affect the collectability of the financial asset. ASU 2016-13 is effective for annual periods beginning after January 1, 2020, including interim periods. OneBeacon is evaluating the expected impact of this new guidance.

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
Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company ("Essentia"), which wrote the collector cars and boats business, to Markel Corporation. During the first quarter of 2015, the Company recognized in net other revenues (expenses) a $3.7 million negative adjustment to the pre-tax gain on sale of Essentia in connection with an assessment from the Michigan Catastrophic Claims Association payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia.
Except as described above, during the three and six months ended June 30, 2016 and 2015, there were no significant acquisitions or dispositions.
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves
Loss and LAE reserve summary
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Gross beginning balance	$1,343.8	$1,304.0	$1,389.8	$1,342.2
Less beginning reinsurance recoverables on unpaid losses	(150.4)	(141.6)	(186.0)	(161.6)
Net beginning loss and LAE reserves	1,193.4	1,162.4	1,203.8	1,180.6
Loss and LAE incurred relating to:
Current year losses	164.3	194.5	323.1	362.2
Prior year losses	15.4	—	15.4	(1.8)
Total incurred loss and LAE	179.7	194.5	338.5	360.4
Loss and LAE paid relating to:
Current year losses	(37.1)	(42.7)	(59.1)	(64.8)
Prior year losses	(122.2)	(110.5)	(269.4)	(272.5)
Total loss and LAE payments	(159.3)	(153.2)	(328.5)	(337.3)
Net ending loss and LAE reserves	1,213.8	1,203.7	1,213.8	1,203.7
Plus ending reinsurance recoverables on unpaid losses	162.8	147.1	162.8	147.1
Gross ending loss and LAE reserves	$1,376.6	$1,350.8	$1,376.6	$1,350.8
Loss and LAE development
Loss and LAE development—2016
During both the three and six months ended June 30, 2016, OneBeacon experienced $15.4 million net unfavorable loss and LAE reserve development on prior accident year reserves. During the three months ended June 30, 2016, the Healthcare operating segment recorded $20.0 million of net unfavorable loss reserve development as a result of increasing claim frequency, as well as higher than expected paid and case activity, most notably within the senior living sub-line, which provides medical

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves

malpractice and general liability insurance for extended care facilities, including assisted living, memory care and continuing care facilities. As a result of the continuing loss activity experienced in this sub-line, an in-depth claim file review was performed which confirmed that the increased case incurred was driven by frequency, especially in the more recent prior accident years, as opposed to other potential considerations such as changes in claims-handling practices. In addition, a thorough actuarial review was completed, including analysis of the results of enhancements made to the predictive model deployed in the senior living sub-line. Adverse financial results were primarily observed in high-risk categories of business and in difficult geographic venues identified by the predictive model data. As a result of these analyses, management increased its best estimate of prior accident year losses, and increased its loss provisions for the current accident year based on the updated actuarial indications. In addition, also within the Healthcare operating segment, there were two large claims within the managed care errors and omissions sub-line related to unexpected outcomes from mediation and extended costs associated with claim defense, which contributed to the unfavorable development in prior accident years. In the six months ended June 30, 2016, Healthcare has recorded $30.0 million of adverse prior year development, which included prior year loss activity recorded in the first quarter of 2016 in the complex risk sub-line, which provides professional liability coverage to hospitals, physicians, and physician groups as well as physicians' extended reporting period coverage.
In addition to Healthcare, but to a lesser extent, Programs also experienced unfavorable development during the three months ended June 30, 2016 primarily as a result of two larger auto-related programs; the total unfavorable development in Healthcare and Programs, along with a few other businesses, was partially offset by favorable development in Financial Services and several other businesses.
During the six months ended June 30, 2016, net unfavorable development was driven by Healthcare. In addition, to a lesser extent, unfavorable development in Programs and a few other businesses, was partially offset by favorable development in Technology, Financial Services and Accident, as well as other businesses.
Loss and LAE development—2015
During the three months ended June 30, 2015, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves, as favorable development from several businesses, most notably Specialty Property and Surety, was offset by unfavorable development primarily due to a large claim in Entertainment and an increase in the frequency of small to medium losses in the Ocean Marine business.
During the six months ended June 30, 2015, OneBeacon experienced $1.8 million of net favorable loss and LAE reserve development on prior accident year reserves, primarily attributable to favorable development from Crop resulting from the 2014 crop year and favorable development in several other businesses, most notably Technology, Specialty Property, Government Risks, and Surety. This favorable development was mostly offset by unfavorable development in Entertainment driven by several large losses and small to mid-sized claims and by losses within the Inland Marine business resulting from a few large claims and, to a lesser extent, from Tuition Reimbursement.
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
Effective May 1, 2016, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2017. The program provides coverage for OneBeacon's property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained, with 100% of the next $110.0 million of losses resulting from the catastrophe being reinsured. Any part of a catastrophe loss in excess of $130.0 million would be retained in full. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

Reinsurance Recoverables
As of June 30, 2016, OneBeacon had reinsurance recoverables on paid losses of $20.7 million and reinsurance recoverables on unpaid losses of $162.8 million. As reinsurance contracts do not relieve OneBeacon of its obligations, collectability of balances due from reinsurers is critical to OneBeacon's financial strength. The following table summarizes Standard & Poor's Financial Services, LLC ("Standard & Poor's") ratings for OneBeacon's reinsurers, excluding industry pools and associations, based upon reinsurance recoverable amounts on paid and unpaid losses and LAE:

	Balance at June 30, 2016	% of total
Standard & Poor's Rating(1):	($ in millions)
AA	$47.4	26%
A	112.4	61%
BBB, Not Rated and Other(2)	23.7	13%
Total reinsurance recoverables	$183.5	100%
_______________________________________________________________________________
(1) Standard & Poor's ratings as detailed above are "AA" (Very strong), "A" (Strong) and "BBB" (Adequate).
(2)Includes reinsurance recoverable on unpaid losses from Bedivere of $18.2 million.
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
Prospector Partners, LLC (“Prospector”), was previously the primary manager of OneBeacon's publicly-traded common equity securities portfolio. The Prospector-managed separate accounts were liquidated during the second quarter of 2015, and a Prospector-managed hedge fund was redeemed. As the separate accounts were liquidated, OneBeacon reinvested the majority of the proceeds into exchange traded funds ("ETFs") that seek to provide investment results that, before expenses, generally correspond to the performance of the S&P 500, Russell 1000, and Russell 1000 Value indices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

OneBeacon's net investment income is comprised primarily of interest income associated with fixed maturity investments and dividend income from its equity investments.
Net investment income for the three and six months ended June 30, 2016 and 2015 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Fixed maturity investments	$12.2	$10.3	$24.3	$20.5
Short-term investments	0.1	—	0.1	—
Common equity securities	0.5	1.5	1.5	3.1
Other investments(1)	0.5	(0.1)	3.0	—
Gross investment income	13.3	11.7	28.9	23.6
Less external investment expenses	(1.2)	(1.6)	(2.4)	(3.0)
Net investment income, pre-tax	$12.1	$10.1	$26.5	$20.6
_______________________________________________________________________________
(1) Includes an interest payment on the surplus notes of $2.4 million received in the six months ended June 30, 2016.

The composition of net realized investment gains and losses consisted of the following:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Fixed maturity investments	$0.4	$1.2	$(1.0)	$1.9
Common equity securities	3.7	24.6	(1.0)	34.4
Other investments	(3.0)	9.4	(2.8)	8.4
Net realized investment gains (losses), pre-tax	$1.1	$35.2	$(4.8)	$44.7
The net changes in net unrealized gains for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30, 2016			Six months ended June 30, 2016
($ in millions)	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in unrealized gains reflected in revenues	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in fair value reflected in revenues
Fixed maturity investments	$12.0	$—	$12.0	$27.0	$—	$27.0
Common equity securities	(5.4)	—	(5.4)	4.3	—	4.3
Other investments	17.0	—	17.0	14.8	—	14.8
Net change, pre-tax	$23.6	$—	$23.6	$46.1	$—	$46.1

	Three months ended June 30, 2015			Six months ended June 30, 2015
($ in millions)	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in unrealized gains reflected in revenues	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in fair value reflected in revenues
Fixed maturity investments	$(9.1)	$—	$(9.1)	$(2.5)	$—	$(2.5)
Common equity securities	(26.5)	0.3	(26.2)	(30.9)	0.2	(30.7)
Other investments	(13.9)	—	(13.9)	(11.3)	—	(11.3)
Net change, pre-tax	$(49.5)	$0.3	$(49.2)	$(44.7)	$0.2	$(44.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of June 30, 2016 and December 31, 2015 were as follows:

($ in millions)	June 30, 2016	December 31, 2015
Investment securities:
Gross unrealized investment gains	$70.0	$46.5
Gross unrealized investment losses	(10.6)	(33.2)
Total net unrealized investment gains, pre-tax	59.4	13.3
Income taxes	(19.5)	(6.5)
Total net unrealized investment gains, after-tax	$39.9	$6.8
The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency gains and losses and carrying values of OneBeacon's fixed maturity investments as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$53.5	$0.3	$—	$—	$53.8
Debt securities issued by corporations	699.4	15.3	(0.1)	—	714.6
Municipal obligations	67.4	2.8	(0.1)	—	70.1
Mortgage and asset-backed securities	1,191.0	5.8	(1.4)	—	1,195.4
Foreign government obligations	1.0	0.2	—	—	1.2
Preferred stocks	78.3	6.4	—	—	84.7
Total fixed maturity investments	$2,090.6	$30.8	$(1.6)	$—	$2,119.8

	December 31, 2015
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$85.4	$—	$(0.1)	$—	$85.3
Debt securities issued by corporations	810.8	4.1	(4.5)	—	810.4
Municipal obligations	67.7	1.5	(0.2)	—	69.0
Mortgage and asset-backed securities	1,035.1	1.3	(4.5)	—	1,031.9
Foreign government obligations	1.0	0.2	—	—	1.2
Preferred stocks	78.3	4.4	—	—	82.7
Total fixed maturity investments	$2,078.3	$11.5	$(9.3)	$—	$2,080.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net unrealized pre-tax foreign currency gains and losses and carrying values of common equity securities and other investments as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
Common equity securities	$229.1	$13.8	$(5.8)	$—	$237.1
Other investments	125.0	25.4	(3.2)	—	147.2
Total common equity securities and other investments	$354.1	$39.2	$(9.0)	$—	$384.3

	December 31, 2015
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
Common equity securities	$295.0	$12.7	$(9.0)	$—	$298.7
Other investments	135.6	22.3	(14.9)	—	143.0
Total common equity securities and other investments	$430.6	$35.0	$(23.9)	$—	$441.7

As of June 30, 2016 and December 31, 2015, the Company held unrestricted collateral from its customers, primarily relating to its surety business, of $140.9 million and $137.7 million, respectively, which is included in cash and invested assets. The obligation to return these funds is classified as funds held under insurance contracts in the consolidated balance sheets.
The following table summarizes the ratings of the debt securities issued by corporations owned by OneBeacon as of June 30, 2016 and December 31, 2015:

	at Fair value
($ in millions)	June 30, 2016	December 31, 2015
AA(1)	$64.5	$42.7
A(1)	235.0	265.4
BBB(1)	415.1	502.3
Debt securities issued by corporations	$714.6	$810.4
_______________________________________________________________________________
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor’s Financial Services LLC (“Standard and Poor’s”) and 2) Moody’s Investor Service (“Moody’s”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Fair value measurements
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). Quoted prices in active markets for identical assets or liabilities have the highest priority ("Level 1"), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities ("Level 2") and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority ("Level 3"). As of both June 30, 2016 and December 31, 2015, approximately 92% of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

OneBeacon uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, OneBeacon uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services OneBeacon uses have indicated that they will only provide prices where observable inputs are available. In circumstances where quoted market prices are unavailable or are not considered reasonable, OneBeacon estimates the fair value using industry standard pricing methodologies and observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, credit ratings, prepayment speeds, reference data including research publications and other relevant inputs. Given that many fixed maturity investments do not trade on a daily basis, the outside pricing services evaluate a wide range of fixed maturity investments by regularly drawing parallels from recent trades and quotes of comparable securities with similar features. The characteristics used to identify comparable fixed maturity investments vary by asset type and take into account market convention.

OneBeacon's process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, evaluation of pricing methodologies, review of the pricing services' quality control processes and procedures on at least an annual basis, comparison of market prices to prices obtained from alternate independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and review of assumptions utilized by the pricing service for selected measurements on an ad hoc basis throughout the year. OneBeacon also performs back-testing of selected purchases and sales activity to determine whether there are any significant differences between the market price used to value the security prior to purchase or sale and the actual purchase or sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these procedures are considered outliers. Also considered outliers are prices that haven’t changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of OneBeacon's review process does not appear to support the market price provided by the pricing services, OneBeacon challenges the price. If OneBeacon cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question.

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
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as net asset value as prescribed by ASU 2015-07. As of June 30, 2016 and December 31, 2015, OneBeacon did not record a liquidity adjustment to the net asset value related to its investments in hedge funds or private equity funds.
As of both June 30, 2016 and December 31, 2015, other investments reported at fair value represented approximately 5% of the total investment portfolio and consisted of the following:

($ in millions)	June 30, 2016	December 31, 2015
Hedge funds(1)	$17.2	$16.4
Private equity funds(2)	39.5	46.1
Total hedge funds and private equity funds	56.7	62.5
Surplus notes (par value $101.0)(3)	62.8	51.5
Investment in community reinvestment vehicle	14.3	14.3
Total other investments(4)	$133.8	$128.3
_______________________________________________________________________________

(1)	Consists of 4 hedge funds as of both June 30, 2016 and December 31, 2015.

(2)	Consists of 18 private equity funds as of June 30, 2016 and 17 private equity funds as of December 31, 2015.

(3)
The increase in the fair value of the surplus notes during the six months ended June 30, 2016 was driven primarily by the narrowing of non-investment grade credit spreads as well as the time value of money benefit generated by moving six months closer to modeled cash receipts, partially offset by the impact of an interest payment received in the first quarter of 2016.

(4)
Excludes the carrying value of $13.4 million and $14.7 million as of June 30, 2016 and December 31, 2015, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

The largest investment in a single hedge fund or private equity fund was $13.6 million and $12.9 million as of June 30, 2016 and December 31, 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

As of June 30, 2016 and December 31, 2015, OneBeacon held one private preferred stock that represented approximately 84% and 85%, respectively, of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.
Surplus Notes
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes, which had a fair value of $62.8 million and $51.5 million as of June 30, 2016 and December 31, 2015, respectively. The surplus notes, issued by one of the transferred entities, Bedivere (“Issuer”), were in the form of both seller priority and pari passu notes.
The internal valuation model used to estimate the fair value is based on discounted expected cash flows using information as of the measurement date. The estimated fair value of the surplus notes is sensitive to changes in U.S. treasury rates and public corporate debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes – based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. An interest payment of $2.4 million was received in the six months ended June 30, 2016. The Company has assumed for estimating value purposes that subsequent interest payouts will begin in year five (2020) and principal repayments begin on a graduating basis in year ten (2025) for the seller priority note and year fifteen (2030) for the pari passu note. Although these variables involve considerable judgment, the Company does not currently expect any resulting changes in the estimated value of the surplus notes to be material to its financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value of the surplus notes as of June 30, 2016 and December 31, 2015:

	Type of Surplus Note		Total as of June 30, 2016
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	2.7	(8.4)	(5.7)
Regulatory approval(2)	(7.4)	(12.5)	(19.9)
Liquidity adjustment(3)	(9.0)	(3.6)	(12.6)
Total	(13.7)	(24.5)	(38.2)
Fair value(4)	$44.2	$18.6	$62.8

	Type of Surplus Note		Total as of December 31, 2015
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	(0.4)	(14.7)	(15.1)
Regulatory approval(2)	(11.7)	(12.5)	(24.2)
Liquidity adjustment(3)	(7.8)	(2.4)	(10.2)
Total	(19.9)	(29.6)	(49.5)
Fair value	$38.0	$13.5	$51.5
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

(2)
Represents anticipated delay in securing regulatory approvals of interest and principal payments to reflect graduated changes in Issuer's statutory surplus. The monetary impact of the anticipated delay is measured based on credit spreads of publicly traded debt with roughly equivalent percentages of discounted payments missed.

(3)	Represents impact of liquidity spread to account for OneBeacon's sole ownership of the notes, lack of a trading market, and ongoing regulatory approval risk.

(4)
The increase in the fair value of the surplus notes during the six months ended June 30, 2016 was driven primarily by the narrowing of non-investment grade credit spreads as well as the time value of money benefit generated by moving six months closer to modeled cash receipts, partially offset by the impact of an interest payment received in the first quarter of 2016.

Fair value measurements by level
The following tables summarize the Company's fair value measurements for investments as of June 30, 2016 and December 31, 2015 by level. The major security types were based on the legal form of the securities. OneBeacon has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing asset-backed securities vary depending on the nature of the issuing entity type. OneBeacon further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, OneBeacon has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications the Company uses to evaluate investment risk and performance against commonly used benchmarks, such as the Barclays U.S. Intermediate Aggregate and S&P 500 indices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

($ in millions)	Fair value at June 30, 2016	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$53.8	$53.8	$—	$—
Debt securities issued by corporations:
Consumer	207.6	—	207.6	—
Industrial	123.3	—	123.3	—
Healthcare	105.2	—	105.2	—
Financials	92.1	—	92.1	—
Energy	54.8	—	54.8	—
Utilities	41.9	—	41.9	—
Communications	40.1	—	40.1	—
Technology	29.1	—	29.1	—
Basic materials	20.5	—	20.5	—
Debt securities issued by corporations	714.6	—	714.6	—
Municipal obligations	70.1	—	70.1	—
Mortgage and asset-backed securities	1,195.4	—	1,181.5	13.9
Foreign government obligations	1.2	0.6	0.6	—
Preferred stocks	84.7	—	13.5	71.2
Fixed maturity investments	2,119.8	54.4	1,980.3	85.1
Short-term investments	114.5	114.5	—	—
Common equity securities:
Exchange traded funds(1)	87.5	65.6	21.9	—
Consumer	37.9	37.9	—	—
Healthcare	30.5	30.5	—	—
Technology	24.0	24.0	—	—
Communications	19.6	19.6	—	—
Industrial	17.3	17.3	—	—
Financials	12.5	12.5	—	—
Energy	7.8	7.8	—	—
Common equity securities	237.1	215.2	21.9	—
Other investments(2)(3)	133.8	—	—	77.1
Total(1)(2)	$2,605.2	$384.1	$2,002.2	$162.2
_______________________________________________________________________________

(1)	ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated as level 2 measurements.

(2)	Excludes the carrying value of $13.4 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of June 30, 2016.

(3)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds of $56.7 million measured at fair value for which NAV is the practical expedient are no longer classified within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

($ in millions)	Fair value at December 31, 2015	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$85.3	$85.3	$—	$—
Debt securities issued by corporations:
Consumer	218.3	—	218.3	—
Healthcare	136.2	—	136.2	—
Industrial	121.8	—	121.8	—
Financials	116.0	—	116.0	—
Energy	75.2	—	75.2	—
Communications	46.0	—	46.0	—
Utilities	42.2	—	42.2	—
Technology	28.9	—	28.9	—
Basic materials	25.8	—	25.8	—
Debt securities issued by corporations	810.4	—	810.4	—
Municipal obligations	69.0	—	69.0	—
Mortgage and asset-backed securities	1,031.9	—	1,031.9	—
Foreign government obligations	1.2	0.6	0.6	—
Preferred stocks	82.7	—	12.7	70.0
Fixed maturity investments	2,080.5	85.9	1,924.6	70.0
Short-term investments	69.2	69.2	—	—
Common equity securities:
Exchange traded funds(1)	183.3	162.0	21.3	—
Consumer	38.2	38.2	—	—
Communications	23.9	23.9	—	—
Healthcare	19.6	19.6	—	—
Technology	14.7	14.7	—	—
Industrial	14.5	14.5	—	—
Financials	4.5	4.5	—	—
Common equity securities	298.7	277.4	21.3	—
Other investments(2)(3)	128.3	—	—	65.8
Total(1)(2)(3)	$2,576.7	$432.5	$1,945.9	$135.8
_______________________________________________________________________________

(1)	ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated as level 2 measurements.

(2)
Excludes the carrying value of $14.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of December 31, 2015.

(3)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds of $62.5 million measured at fair value for which NAV is the practical expedient are no longer classified within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Rollforwards of Fair Value Measurements by Level
The following tables summarize the changes in OneBeacon’s fair value measurements by level for the three and six months ended June 30, 2016 and 2015:

			Level 3 Investments
($ in millions)	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Other investments(1)	NAV investments(2)	Total(1)(2)(3)
Balance at January 1, 2016	$363.3	$1,945.9	$70.0	$65.8	$62.5	$2,507.5
Amortization/accretion	—	(3.2)	—	—	—	(3.2)
Net realized and unrealized gains	5.6	12.5	0.5	0.4	(2.4)	16.6
Purchases	98.2	187.0	—	—	0.4	285.6
Sales	(158.4)	(216.8)	—	—	(3.0)	(378.2)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at March 31, 2016	$308.7	$1,925.4	$70.5	$66.2	$57.5	$2,428.3
Amortization/accretion	—	(2.9)	—	—	—	(2.9)
Net realized and unrealized gains	(2.1)	12.1	0.7	10.9	3.1	24.7
Purchases	38.5	221.2	13.9	—	0.2	273.8
Sales	(75.5)	(153.6)	—	—	(4.1)	(233.2)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at June 30, 2016	$269.6	$2,002.2	$85.1	$77.1	$56.7	$2,490.7
_______________________________________________________________________________

(1)	Excludes the carrying value of $13.4 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of June 30, 2016.

(2)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds measured using the NAV practical expedient are no longer classified within the fair value hierarchy.

(3)	Excludes short-term investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

			Level 3 Investments
($ in millions)	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Other investments(1)	NAV investments(2)	Total(1)(2)(3)
Balance at January 1, 2015	$358.7	$1,692.1	$74.0	$79.6	102.4	$2,306.8
Amortization/accretion	—	(2.9)	—	—	—	(2.9)
Net realized and unrealized gains	5.5	7.3	0.3	3.1	(1.9)	14.3
Purchases	62.4	208.7	28.4	—	1.4	300.9
Sales	(75.2)	(175.4)	—	(0.1)	(2.9)	(253.6)
Transfers in	—	2.9	—	—	—	2.9
Transfers out	—	—	(2.9)	—	—	(2.9)
Balance at March 31, 2015	$351.4	$1,732.7	$99.8	$82.6	$99.0	$2,365.5
Amortization/accretion	—	(3.5)	—	—	—	(3.5)
Net realized and unrealized gains	(1.0)	(8.2)	(0.2)	(2.2)	(2.3)	(13.9)
Purchases	350.8	307.4	5.6	0.7	0.4	664.9
Sales	(373.9)	(215.5)	—	(0.5)	(18.6)	(608.5)
Transfers in	—	28.4	—	—	—	28.4
Transfers out	—	—	(28.4)	—	—	(28.4)
Balance at June 30, 2015	$327.3	$1,841.3	$76.8	$80.6	$78.5	$2,404.5
_______________________________________________________________________________

(1)	Excludes the carrying value of $15.8 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of June 30, 2015.

(2)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds measured using the NAV practical expedient are no longer classified within the fair value hierarchy.

(3)	Excludes short-term investments.
There were no “Transfers in” to Level 3 or “Transfers out” of Level 3 for the six months ended June 30, 2016. “Transfers out” of Level 3 fixed maturity investments for the six months ended June 30, 2015 were comprised of $18.1 million in residential mortgage backed securities, $10.3 million in commercial mortgage backed securities and $2.9 million in debt securities issued by corporations, all of which were recategorized as Level 2 measurements when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available. There were no “Transfers in” to Level 3 for the six months ended June 30, 2015.
The following table summarizes the change in net pre-tax unrealized gains or losses for assets designated as Level 3 for the six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Fixed maturity investments	$0.7	$(0.2)	$1.2	$0.1
Other investments	10.9	(2.2)	11.3	0.8
Total	$11.6	$(2.4)	$12.5	$0.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Significant Unobservable Inputs
As previously described, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing methodologies and both observable and unobservable inputs. The following summarizes significant unobservable inputs used in estimating the fair value of fixed maturity and other investments classified within Level 3, as of June 30, 2016 and December 31, 2015.

($ in millions)	As of June 30, 2016
Description	Fair Value (in millions)	Rating(1)	Valuation Technique	Unobservable Inputs	Input
Preferred stock(2)	$71.2	N/R	Discounted cash flow	Discount yield	7.0%
Surplus notes:					13.3%
- Seller priority note	$44.2	N/R	Discounted cash flow	Discount rate(3)	10.6%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	10 years
- Pari passu note	$18.6	N/R	Discounted cash flow	Discount rate(5)	18.0%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	15 years
Agency residential mortgage-backed securities(2)(6)	$10.2	AA+	Discounted cash flow	Prepayment	15 CPR
				Discount spread/treasury	95 bps
Asset-backed securities(2)	$3.7	AAA	Broker pricing	Broker quotes

($ in millions)	As of December 31, 2015
Description	Fair Value (in millions)	Rating(1)	Valuation Technique	Unobservable Inputs	Input
Preferred stock(2)	$70.0	N/R	Par value(7)	Issuer's intent to call	$70.0
Surplus notes:					16.1%
- Seller priority note	$38.0	N/R	Discounted cash flow	Discount rate(3)	13.0%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	10 years
- Pari passu note	$13.5	N/R	Discounted cash flow	Discount rate(5)	22.4%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	15 years
_________________________________________________________________________

(1)	Credit ratings, if rated, are assigned based on the following hierarchy: 1) Standard & Poor's and 2) Moody's

(2)	As of June 30, 2016 and December 31, 2015, asset type consists of one security.

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

(4)
As of June 30, 2016 and December 31, 2015, the Company assumed for the purpose of estimating the fair value that future interest payouts begin in year five (2020) and principal repayments begin on a graduated basis in year ten (2025) for the seller priority note and year fifteen (2030) for the pari passu note.

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

(6)	Conditional prepayment rate (CPR) is annualized percentage of the existing mortgage pool that is expected to be prepaid in a year.

(7)	Valuation based on issuer's intent as of December 31, 2015 to call the security in the near term.
The assumed prepayment rate is a significant unobservable input used to estimate the fair value of investments in mortgage-backed securities. Generally for bonds priced at a premium, increases in prepayment speeds will result in a lower fair value, while decreases in prepayment speeds may result in a higher fair value, with the inverse for bonds priced at a discount.
Mortgage and Asset-backed Securities
OneBeacon purchases commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS") to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency CMBS are generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed rate and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

floating rate CMBS as of June 30, 2016. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of June 30, 2016, none of the underlying loans of the agency and non-agency CMBS were reported as non-performing. OneBeacon did not hold any RMBS categorized as sub-prime as of June 30, 2016. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage-backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of June 30, 2016, OneBeacon held one mortgage-backed security with a market value of $6.9 million that was classified as non-prime. OneBeacon's non-agency RMBS portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, with the exception of $31.2 million of non-agency RMBS resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency RMBS.
The following table summarizes the carrying value of OneBeacon's mortgage and asset-backed securities as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
($ in millions)	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$220.7	$220.7	$—	$220.5	$220.5	$—
FNMA	10.8	0.6	10.2	1.4	1.4	—
FHLMC	2.5	2.5	—	3.1	3.1	—
Total agency(1)	234.0	223.8	10.2	225.0	225.0	—
Non-agency:
Residential	115.2	115.2	—	132.7	132.7	—
Commercial	104.5	104.5	—	140.4	140.4	—
Total Non-agency	219.7	219.7	—	273.1	273.1	—
Total mortgage-backed securities	453.7	443.5	10.2	498.1	498.1	—
Other asset-backed securities:
Credit card receivables	288.9	285.2	3.7	202.7	202.7	—
Vehicle receivables	371.4	371.4	—	255.6	255.6	—
Other	81.4	81.4	—	75.5	75.5	—
Total other asset-backed securities	741.7	738.0	3.7	533.8	533.8	—
Total mortgage and asset-backed securities	$1,195.4	$1,181.5	$13.9	$1,031.9	$1,031.9	$—
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guarantee of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of June 30, 2016 are as follows:

	Fair Value	Security Issuance Year
($ in millions)		2004	2005	2006	2008	2010	2011	2012	2013	2014	2015
Total non-agency RMBS	$115.2	$21.6	$6.4	$3.4	$3.2	$10.8	$11.8	$6.9	$12.3	$38.8	$—
Total non-agency CMBS	104.5	—	—	—	—	4.9	—	18.4	11.6	23.5	46.1
Total non-agency	$219.7	$21.6	$6.4	$3.4	$3.2	$15.7	$11.8	$25.3	$23.9	$62.3	$46.1
Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of June 30, 2016:

($ in millions)	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Prime	$108.3	$54.9	$53.4	$—
Non-prime	6.9	—	6.9	—
Total non-agency RMBS	$115.2	$54.9	$60.3	$—
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
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels of OneBeacon's non-agency CMBS securities are as follows as of June 30, 2016:

($ in millions)	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$93.2	$8.9	$46.1	$38.2
Floating rate CMBS	11.3	—	—	11.3
Total non-agency CMBS	$104.5	$8.9	$46.1	$49.5
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Other Investments
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
($ in millions)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity banks and financial	$13.6	$—	$12.8	$—
Other	3.6	—	3.6	—
Total hedge funds	17.2	—	16.4	—
Private equity funds
Energy infrastructure and services	19.1	3.2	20.7	3.4
Multi-sector	11.1	2.1	14.8	2.1
Private equity secondaries	3.8	2.1	4.4	2.1
Healthcare	3.5	0.4	3.8	0.4
Insurance	1.7	0.1	2.0	0.1
Real estate	0.3	0.1	0.4	0.1
Direct lending / mezzanine debt	—	7.5	—	—
Total private equity funds	39.5	15.5	46.1	8.2
Total hedge funds and private equity funds	$56.7	$15.5	$62.5	$8.2
Redemptions of investments in certain hedge funds are subject to restrictions including "lock-up" periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the June 30, 2016 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds Notice Period
($ in millions)	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
Redemption frequency
Monthly	$—	$—	$—	$—	$—
Quarterly	14.6	—	—	—	14.6
Annual	—	—	2.6	—	2.6
Total hedge funds	$14.6	$—	$2.6	$—	$17.2
Certain hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of June 30, 2016, the fair value of OneBeacon's hedge funds in liquidation was $1.0 million. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable as of June 30, 2016.
OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. As of June 30, 2016, redemptions of $2.5 million were outstanding and remain subject to market fluctuations. The date at which such redemptions will be received is not determinable at June 30, 2016. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Investments in private equity funds are generally subject to lock-up periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. As of June 30, 2016, investments in private equity funds were subject to lock-up periods as follows:

($ in millions)	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
Private Equity Funds—expected lock-up period remaining	$23.8	$3.5	$12.2	$—	$39.5
NOTE 6. Debt
OneBeacon's debt outstanding as of June 30, 2016 and December 31, 2015 consisted of the following:

($ in millions)	June 30, 2016	December 31, 2015
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.2)	(0.2)
Unamortized issuance costs(1)	(1.8)	(1.9)
Senior unsecured notes, carrying value	$273.0	$272.9
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
Credit Facility
On September 29, 2015, the Company and OBH, as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the "Credit Facility"). As of June 30, 2016, the Credit Facility was undrawn.
Debt Covenants
The 2012 Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of the Company and OBH to consolidate, merge or transfer its properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company or OBH must adhere. In addition, a failure by the Company or OBH or their respective subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75.0 million of the principal amount of covered debt, could trigger the acceleration of the 2012 Senior Notes.
The Credit Facility contains various affirmative, negative and financial covenants which OneBeacon considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. These covenants can restrict the Company, OBH and their respective subsidiaries in several ways, including their ability to incur additional indebtedness. An uncured breach of these covenants could result in an event of default under the Credit Facility, which would allow lenders to declare any amounts owed under the Credit Facility to be immediately due and payable.
As of June 30, 2016, OneBeacon was in compliance with all of the covenants under the 2012 Senior Notes and the Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

As discussed in Note 12—"Segment Information" in the Company's 2015 Annual Report on Form 10-K, the Company has sixteen active underwriting operating segments, which are managed by the chief operating decision maker and are aggregated into two underwriting reportable segments, Specialty Products and Specialty Industries. In addition, the Investing, Financing and Corporate reportable segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate holding company subsidiaries.
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
Substantially all of the Company's revenue is generated from customers located in the United States.
There have been no material changes to the Company's determination of reportable segments from that reported in the 2015 Annual Report on Form 10-K.
Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
Three months ended June 30, 2016
Earned premiums	$126.5	$144.9	$—	$271.4
Loss and loss adjustment expense	(98.7)	(81.0)	—	(179.7)
Policy acquisition expenses	(22.5)	(26.2)	—	(48.7)
Other underwriting expenses	(22.7)	(28.2)	—	(50.9)
Total underwriting income (loss)	(17.4)	9.5	—	(7.9)
Net investment income	—	—	12.1	12.1
Net realized and change in unrealized investment gains	—	—	24.7	24.7
Net other revenues	—	0.2	0.6	0.8
General and administrative expenses	—	(0.5)	(3.0)	(3.5)
Interest expense	—	—	(3.2)	(3.2)
Pre-tax income (loss) from continuing operations	$(17.4)	$9.2	$31.2	$23.0

Three months ended June 30, 2015
Earned premiums	$166.5	$152.8	$—	$319.3
Loss and loss adjustment expense	(99.6)	(94.9)	—	(194.5)
Policy acquisition expenses	(27.9)	(28.5)	—	(56.4)
Other underwriting expenses	(23.3)	(29.6)	—	(52.9)
Total underwriting income (loss)	15.7	(0.2)	—	15.5
Net investment income	—	—	10.1	10.1
Net realized and change in unrealized investment gains	—	—	(14.0)	(14.0)
Net other revenues (expenses)	—	0.1	(1.3)	(1.2)
General and administrative expenses	—	(0.5)	(3.7)	(4.2)
Interest expense	—	—	(3.3)	(3.3)
Pre-tax income (loss) from continuing operations	$15.7	$(0.6)	$(12.2)	$2.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
Six months ended June 30, 2016
Earned premiums	$259.9	$290.1	$—	$550.0
Loss and loss adjustment expense	(190.5)	(148.0)	—	(338.5)
Policy acquisition expenses	(46.5)	(53.2)	—	(99.7)
Other underwriting expenses	(46.1)	(60.1)	—	(106.2)
Total underwriting income (loss)	(23.2)	28.8	—	5.6
Net investment income	—	—	26.5	26.5
Net realized and change in unrealized investment gains	—	—	41.3	41.3
Net other revenues (expenses)	(0.1)	0.5	1.3	1.7
General and administrative expenses	—	(1.0)	(6.4)	(7.4)
Interest expense	—	—	(6.5)	(6.5)
Pre-tax income (loss) from continuing operations	$(23.3)	$28.3	$56.2	$61.2

Six months ended June 30, 2015
Earned premiums	$302.6	$303.3	$—	$605.9
Loss and loss adjustment expense	(173.7)	(186.7)	—	(360.4)
Policy acquisition expenses	(50.8)	(56.6)	—	(107.4)
Other underwriting expenses	(49.0)	(59.8)	—	(108.8)
Total underwriting income	29.1	0.2	—	29.3
Net investment income	—	—	20.6	20.6
Net realized and change in unrealized investment gains	—	—	0.2	0.2
Net other (expenses) revenues	—	0.3	(4.6)	(4.3)
General and administrative expenses	—	(1.0)	(7.3)	(8.3)
Interest expense	—	—	(6.5)	(6.5)
Pre-tax income (loss) from continuing operations	$29.1	$(0.5)	$2.4	$31.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
June 30, 2016
Assets
Total investment securities	$—	$—	$2,618.6	$2,618.6
Premiums receivable	75.6	163.3	—	238.9
Reinsurance recoverables(1)	132.2	33.1	18.2	183.5
Deferred acquisition costs	52.1	53.1	—	105.2
Ceded unearned premiums	24.6	9.9	—	34.5
Other assets	0.8	0.1	389.2	390.1
Total Assets	$285.3	$259.5	$3,026.0	$3,570.8

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$758.8	$599.6	$18.2	$1,376.6
Unearned premiums	280.2	276.2	—	556.4
Funds held under insurance contracts	140.9	—	—	140.9
Debt	—	—	273.0	273.0
Other liabilities	—	—	198.0	198.0
Total Liabilities	$1,179.9	$875.8	$489.2	$2,544.9

December 31, 2015
Assets
Total investment securities	$—	$—	$2,591.4	$2,591.4
Premiums receivable	63.0	156.0	—	219.0
Reinsurance recoverables(1)	139.5	33.6	20.4	193.5
Deferred acquisition costs	49.6	51.1	—	100.7
Ceded unearned premiums	19.2	10.3	—	29.5
Other assets	0.9	0.1	467.5	468.5
Total Assets	$272.2	$251.1	$3,079.3	$3,602.6

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$772.2	$597.2	$20.4	$1,389.8
Unearned premiums	288.1	272.2	—	560.3
Funds held under insurance contracts	137.7	—	—	137.7
Debt	—	—	272.9	272.9
Other liabilities	—	—	237.4	237.4
Total Liabilities	$1,198.0	$869.4	$530.7	$2,598.1
_______________________________________________________________________________

(1)
As described in Note 15—"Discontinued Operations," Atlantic Specialty Insurance Company ("ASIC"), the top tier regulated U.S. insurance operating subsidiary of the Company, is ceding to Bedivere 100% of the legacy Runoff Business that was written by ASIC or one of the ongoing entities. As of June 30, 2016 and December 31, 2015, $18.2 million and $20.4 million, respectively, are included in both unpaid loss and loss adjustment expense reserves and reinsurance recoverable included within Investing, Financing, and Corporate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

OneBeacon previously sponsored the OneBeacon qualified pension plan (the "Qualified Plan"). During the three months ended March 31, 2016, the Qualified Plan finalized its termination by purchasing group annuity contracts from the Principal Financial Group and making lump sum distributions to Qualified Plan participants electing such payments, which eliminated the remaining Qualified Plan liability. As a result of these transactions, the Company recognized an estimated pre-tax pension settlement charge of $0.3 million and no longer has a projected benefit obligation with respect to the Qualified Plan as of June 30, 2016. During the three months ended June 30, 2016, the Company recognized a true-up to the estimate of less than a $0.1 million gain; the final true-up is anticipated to occur in the second half of 2016. OneBeacon ceased administratively paying claims during the second quarter of 2016. The Company transferred $42.4 million of excess invested assets from the Qualified Plan into the trust supporting the OneBeacon 401(k) Savings and Employee Stock Ownership Plan ("KSOP"), which is the Qualified Replacement Plan ("QRP"), during the three months ended June 30, 2016 (see Note 9—"Employee Share-Based Compensation") and will transfer additional assets upon the final true-up, with approximately $12 million of excess invested assets to be held in trust in order to wind-down potential post-termination obligations of that plan, as approved by way of a March 2016 private letter ruling from the IRS. The invested assets related to both the legacy Qualified Plan and the QRP are included in other assets and are accounted for at fair value.
OneBeacon continues to sponsor a non-qualified, non-contributory, defined benefit pension plan ("Non-qualified Plan") covering certain employees who were employed as of December 31, 2001 and former employees who had met the eligibility requirements, as well as retirees. The Non-qualified Plan, was frozen and curtailed in 2002, resulting in the pension benefit obligation being equal to the accumulated benefit obligation. The benefits are based primarily on years of service and employees’ compensation through December 31, 2002. OneBeacon’s funding policy is generally to contribute amounts to satisfy actual disbursements for the calendar year.
The components of net periodic benefit cost for the three and six months ended June 30, 2016 and 2015 for the Non-qualified Plan and Qualified Plan were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Service cost	$—	$0.2	$0.2	$0.4
Interest cost	0.3	1.1	1.1	2.3
Expected return on plan assets	—	(2.1)	(1.0)	(4.3)
Amortization of unrecognized loss	0.2	0.3	0.5	0.6
Net periodic pension cost (income)	0.5	(0.5)	0.8	(1.0)
Settlement loss (gain)(1)	(0.1)	—	0.2	—
Total net periodic benefit cost (income)	$0.4	$(0.5)	$1.0	$(1.0)
_______________________________________________________________________________
(1) Represents the impact of the termination of the Qualified Plan during the three and six months ended June 30, 2016.
OneBeacon anticipates contributing $2.1 million to the Non-qualified Plan in 2016, for which OneBeacon has assets held in a rabbi trust. During the three and six months ended June 30, 2016, the Company contributed $0.5 million and $1.0 million, respectively, to the Non-qualified Plan.
NOTE 9. Employee Share-Based Incentive Compensation Plans
OneBeacon's share-based compensation plans include performance shares, restricted shares and restricted stock units ("RSUs"), which are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. Performance shares and restricted stock units are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OneBeacon's deferred compensation plan. Restricted shares vest either annually in equal installments over the specified service period or cliff-vest in full after the 2 to 3-year service period, depending on the award. OneBeacon expenses the full cost of all its share-based compensation over the requisite service period. The Company recognized expense related to its share-based compensation plans, including the KSOP plan, of $2.5 million and $2.6 million for the three months ended June 30, 2016 and 2015, respectively, and $5.2 million and $4.7 million for the six months ended June 30, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

Performance Shares
The following summarizes performance share activity for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016		2015
($ in millions)	Target Performance Shares outstanding	Accrued expense	Target Performance Shares outstanding	Accrued expense
Beginning of period	441,206	$1.1	462,147	$2.1
Payments and deferrals	—	—	—	—
New awards	—	—	—	—
Forfeitures and net change in assumed forfeitures	—	—	—	—
Expense recognized	—	(0.1)	—	0.3
End of period	441,206	$1.0	462,147	$2.4

	Six months ended June 30,
	2016		2015
($ in millions)	Target Performance Shares outstanding	Accrued expense	Target Performance Shares outstanding	Accrued expense
Beginning of period	449,435	$1.4	517,470	$3.4
Payments and deferrals(1)	(167,300)	(0.7)	(181,290)	(1.5)
New awards	163,150	—	154,887	—
Forfeitures and net change in assumed forfeitures	(4,079)	—	(28,920)	—
Expense recognized	—	0.3	—	0.5
End of period	441,206	$1.0	462,147	$2.4
_______________________________________________________________________________

(1)
Performance share payments in 2016 for the 2013-2015 performance cycle were based upon a performance factor of 24.3%. Performance share payments in 2015 for the 2012-2014 performance cycle were based upon a performance factor of 45.7%.

The following summarizes performance shares outstanding and accrued performance share expense at June 30, 2016 for each performance cycle:

($ in millions)	Target OB Performance Shares outstanding	Accrued expense
Performance cycle:
2014 — 2016	142,710	$—
2015 — 2017	146,659	0.6
2016 — 2018	163,150	0.4
Subtotal	452,519	1.0
Assumed forfeitures	(11,313)	—
Total at June 30, 2016	441,206	$1.0
All performance shares cliff vest on December 31 of the last year in the cycle. If 100% of the outstanding performance shares had been vested on June 30, 2016, the total additional compensation cost to be recognized would have been $2.5 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) at June 30, 2016.
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
The restricted shares contain dividend participation features and therefore are considered participating securities.
The following summarizes restricted shares activity for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016		2015
($ in millions)	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Beginning of period	395,872	$4.3	390,950	$4.0
New awards	—	—	—	—
Forfeitures	—	—	—	—
Vested	—	—	—	—
Expense recognized	—	(0.8)	—	(0.5)
End of period	395,872	$3.5	390,950	$3.5

	Six months ended June 30,
	2016		2015
($ in millions)	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Beginning of period	382,722	$2.5	612,500	$3.5
New awards	170,650	2.3	75,950	1.1
Forfeitures	—	—	(1,500)	—
Vested	(157,500)	—	(296,000)	—
Expense recognized	—	(1.3)	—	(1.1)
End of period	395,872	$3.5	390,950	$3.5
Restricted shares that vested during the six months ended June 30, 2016 and 2015 had a grant date fair value of $2.1 million and $4.3 million, respectively. No shares vested during the three months ended June 30, 2016 or 2015. As of June 30, 2016, unrecognized compensation expense of $3.5 million related to restricted stock awards is expected to be recognized over a weighted-average period of 0.8 years.
Restricted Stock Units
During the six months ended June 30, 2016, 227,788 RSUs were issued, and 221,448 were outstanding as of June 30, 2016. The RSUs are scheduled to cliff vest in full on December 31, 2018, at which time the RSUs will be paid out in cash or shares at the discretion of the Compensation Committee. During the six months ended June 30, 2015, 215,698 RSUs were issued, with outstanding RSUs, net of forfeitures, at 185,004 as of June 30, 2016. The expense associated with the RSUs, which is being recognized over the vesting period, was $0.5 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $0.9 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

Share-Based Compensation under Qualified Retirement Plans
OneBeacon sponsors a defined contribution plan, the KSOP which includes an employee stock ownership component. OneBeacon has recorded $1.3 million and $1.5 million in compensation expense to pay benefits and allocate common shares to participants' accounts for the three months ended June 30, 2016 and 2015, respectively, and $2.7 million for both the six months ended June 30, 2016 and 2015, respectively. As discussed in Note 8—"Retirement Plans," $42.4 million was transferred to the KSOP plan trust during the three months ended June 30, 2016 and will be used to fund future contributions.
As of June 30, 2016 and December 31, 2015, the KSOP owned less than 3% of either of the total White Mountains common shares outstanding or the total Company common shares outstanding. All common shares held by the KSOP are considered outstanding for earnings per share computations.
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
OneBeacon's income tax (benefit) expense related to pre-tax income from continuing operations for the three months ended June 30, 2016 and 2015, represented net effective tax rates of (8.7)% and (31.0)%, respectively, and for the six months ended June 30, 2016 and 2015 represented net effective tax rates of (17.5)% and 8.1%, respectively. The effective tax rates for the three and six months ended June 30, 2016 and 2015, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate. The rate for the three months ended June 30, 2016 was impacted by a $3.5 million favorable settlement of the 2010-2012 IRS exam and the rate for the six months ended June 30, 2016 was impacted by a $12.8 million favorable settlement of the 2007-2009 IRS exam in addition to the $3.5 million favorable settlement of the 2010-2012 IRS exam, as further described below. For the three months ended June 30, 2016 and 2015, the effective tax rate on non-U.S. income was 0.5% and 1.8%, respectively and for the six months ended June 30, 2016 and 2015 the effective tax rate on non-U.S. income was 0.7% and 1.4%, respectively
In arriving at the effective tax rate for the three and six months ended June 30, 2016 and 2015, OneBeacon forecasted all income and expense items including the realized and change in unrealized investment gains for the years ending December 31, 2016 and 2015, and included these gains in the effective tax rate calculation.
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
OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. With few exceptions, OneBeacon is no longer subject to U.S. federal, state or non-U.S. income tax examinations by tax authorities for years before 2013.
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
On May 27, 2016, OneBeacon received the Closing Letter (Letter 1156) from the IRS Revenue Agents relating to the examination of tax years 2010, 2011 and 2012. All disputed items have now been agreed to and resolved. As the receipt of the Closing Letter described above represents formal settlement, OneBeacon recorded a tax benefit of $3.5 million in the second quarter of 2016 related to tax years 2010, 2011 and 2012.

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
As of June 30, 2016 and December 31, 2015, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $279.7 million and $276.4 million, respectively. As described in Note 6—"Debt", the net carrying value of the 2012 Senior Notes was $273.0 million and $272.9 million as of June 30, 2016 and December 31, 2015, respectively. The fair value measurement of the 2012 Senior Notes is classified as Level 2 in the valuation hierarchy and determined based on the closing market price at the end of the fiscal quarter.
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
The following summarizes significant ongoing non-claims related litigation or arbitration as of June 30, 2016:
Deutsche Bank Litigation
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon and OneBeacon-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the LBO. The Court granted an omnibus motion to dismiss the Noteholders Action in September 2013 and plaintiffs appealed. On March 29, 2016, a three judge panel of the U.S Second Circuit Court of Appeals affirmed the dismissal of the Noteholders Action. On July 22, 2016, the Plaintiff's petition to the Second Circuit for reconsideration or for a rehearing en banc was denied in full. The Plaintiffs have 90 days in which to file for a writ of certiorari, seeking review in the United States Supreme Court.
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Legal Contingencies

was filed in May 2014. No amount has been accrued in connection with this matter as of June 30, 2016, as the amount of loss, if any, cannot be reasonably estimated.
NOTE 13. Earnings per Share
Basic and diluted earnings per share amounts are based on the weighted average number of common shares outstanding, including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares.
The following table outlines the Company's computation of earnings per share for net income from continuing operations attributable to OneBeacon's common shareholders for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Earnings attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders	$24.5	$3.3	$70.9	$27.5
Allocation of income for participating unvested restricted common shares	(0.1)	—	(0.3)	(0.1)
Dividends paid on participating restricted common shares	(0.1)	—	(0.1)	(0.1)
Total allocation to restricted common shares	(0.2)	—	(0.4)	(0.2)
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$24.3	$3.3	$70.5	$27.3

Undistributed net earnings (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$24.3	$3.3	$70.5	$27.3
Dividends paid, net of restricted common share amounts	(19.7)	(20.0)	(39.5)	(39.9)
Total undistributed (over-distributed) net earnings, net of restricted common share amounts	$4.6	$(16.7)	$31.0	$(12.6)

Earnings per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	94.3	95.3	94.4	95.3
Weighted average unvested restricted common shares(1)	(0.4)	(0.4)	(0.4)	(0.5)
Basic and diluted earnings per share denominator	93.9	94.9	94.0	94.8

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income from continuing operations attributable to OneBeacon's common shareholders	$0.26	$0.03	$0.75	$0.29
Dividends declared and paid	(0.21)	(0.21)	(0.42)	(0.42)
Undistributed (over-distributed) earnings	$0.05	$(0.18)	$0.33	$(0.13)
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the six months ended June 30, 2016, 850,349 shares were repurchased under the share repurchase authorization for $10.6 million at an average share price of $12.42. No shares were repurchased under the share repurchase authorization during the six months ended June 30, 2015. The amount of authorization remaining is $75.0 million as of June 30, 2016.
During the six months ended June 30, 2016 and 2015, the Company repurchased 64,981 and 112,051 common shares, respectively, for $0.9 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above. During the six months ended June 30, 2016, no restricted shares were forfeited, with 1,500 such forfeitures occurring during the six months ended June 30, 2015.
Dividends on Common Shares
During the six months ended June 30, 2016 and 2015 the Company declared and paid cash dividends to OneBeacon shareholders of $0.42 per common share for a total of $39.6 million and $40.0 million, respectively.
Accumulated Other Comprehensive Loss
The pre-tax components of the Company's other comprehensive income and the related tax expense are as follows:

	Six months ended June 30,
($ in millions)	2016	2015
Net change in benefit plan assets and obligations	$0.3	$0.6
Income tax expense	(0.1)	(0.2)
Net change in benefit plan assets and obligations, net of tax	$0.2	$0.4
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
The vast majority of the gross and net run-off unpaid loss and LAE reserves were included in the entities that were transferred to Armour. As of June 30, 2016 and December 31, 2015, gross loss and LAE reserves of $18.2 million and $20.4 million, respectively, related to the Runoff Business were ceded to Bedivere, an indirect wholly-owned subsidiary of Armour, by way of a 100% quota share agreement with ASIC.
Summary of Results of Operations
There was no loss from discontinued operations or loss/gain from sale of discontinued operations for the three and six months ended June 30, 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH, as well as any draw made by OBH on the Credit Facility, which was undrawn as of June 30, 2016. The following tables present OneBeacon's consolidating balance sheets as of June 30, 2016 and December 31, 2015 and statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet As of June 30, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$2,119.8	$—	$—	$2,119.8
Short-term investments, at amortized cost (which approximates fair value)	3.1	109.6	1.8	—	114.5
Common equity securities, at fair value	—	237.1	—	—	237.1
Other investments	—	147.2	—	—	147.2
Total investment securities	3.1	2,613.7	1.8	—	2,618.6
Cash	—	71.3	1.6	—	72.9
Reinsurance recoverables	—	183.5	—	—	183.5
Premiums receivable	—	238.9	—	—	238.9
Deferred acquisition costs	—	105.2	—	—	105.2
Ceded unearned premiums	—	34.5	—	—	34.5
Net deferred tax asset	—	122.1	—	0.1	122.2
Investment income accrued	—	9.4	—	—	9.4
Accounts receivable on unsettled investment sales	—	4.5	—	—	4.5
Investments in subsidiaries	1,019.4	—	974.6	(1,994.0)	—
Other assets	0.7	177.0	3.4	—	181.1
Total assets	$1,023.2	$3,560.1	$981.4	$(1,993.9)	$3,570.8
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,376.6	$—	$—	$1,376.6
Unearned premiums	—	556.4	—	—	556.4
Funds held under insurance contracts	—	140.9	—	—	140.9
Ceded reinsurance payable	—	23.9	—	—	23.9
Debt	—	—	273.0	—	273.0
Accounts payable on unsettled investment purchases	—	16.5	—	—	16.5
Other liabilities	1.0	150.5	6.1	—	157.6
Total liabilities	1.0	2,264.8	279.1	—	2,544.9
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,022.2	1,291.7	702.2	(1,993.9)	1,022.2
Total noncontrolling interests	—	3.7	—	—	3.7
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,022.2	1,295.4	702.2	(1,993.9)	1,025.9
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,023.2	$3,560.2	$981.3	$(1,993.9)	$3,570.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Balance Sheet As of December 31, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$2,074.6	$5.9	$—	$2,080.5
Short-term investments, at amortized cost (which approximates fair value)	4.4	64.1	0.7	—	69.2
Common equity securities, at fair value	—	298.7	—	—	298.7
Other investments	—	143.0	—	—	143.0
Total investment securities	4.4	2,580.4	6.6	—	2,591.4
Cash	—	94.6	0.6	—	95.2
Reinsurance recoverables	—	193.5	—	—	193.5
Premiums receivable	—	219.0	—	—	219.0
Deferred acquisition costs	—	100.7	—	—	100.7
Ceded unearned premiums	—	29.5	—	—	29.5
Net deferred tax asset	—	140.1	—	0.1	140.2
Investment income accrued	—	10.1	—	—	10.1
Accounts receivable on unsettled investment sales	—	30.5	—	—	30.5
Investments in subsidiaries	996.9	—	951.3	(1,948.2)	—
Other assets	0.5	190.6	1.4	—	192.5
Total assets	$1,001.8	$3,589.0	$959.9	$(1,948.1)	$3,602.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,389.8	$—	$—	$1,389.8
Unearned premiums	—	560.3	—	—	560.3
Funds held under insurance contracts	—	137.7	—	—	137.7
Ceded reinsurance payable	—	29.8	—	—	29.8
Debt	—	—	272.9	—	272.9
Other liabilities	0.9	200.6	6.1	—	207.6
Total liabilities	0.9	2,318.2	279.0	—	2,598.1
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,000.9	1,267.2	680.9	(1,948.1)	1,000.9
Total noncontrolling interests	—	3.6	—	—	3.6
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,000.9	1,270.8	680.9	(1,948.1)	1,004.5
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,001.8	$3,589.0	$959.9	$(1,948.1)	$3,602.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Three months ended June 30, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$271.4	$—	$—	$271.4
Net investment income	—	12.1	—	—	12.1
Net realized and change in unrealized investment gains	—	24.7	—	—	24.7
Net other revenues	—	0.8	—	—	0.8
Total revenues	—	309.0	—	—	309.0
Expenses
Loss and loss adjustment expenses	—	179.7	—	—	179.7
Policy acquisition expenses	—	48.7	—	—	48.7
Other underwriting expenses	—	50.9	—	—	50.9
General and administrative expenses	1.2	2.1	0.2	—	3.5
Interest expense	—	—	3.2	—	3.2
Total expenses	1.2	281.4	3.4	—	286.0
Pre-tax income (loss) from continuing operations	(1.2)	27.6	(3.4)	—	23.0
Income tax benefit	—	—	2.0	—	2.0
Net income (loss) from continuing operations	(1.2)	27.6	(1.4)	—	25.0
Loss from discontinued operations, net of tax	—	—	—	—	—
Income (loss) before equity in earnings of unconsolidated affiliates	(1.2)	27.6	(1.4)	—	25.0
Equity in earnings of subsidiaries, net of tax	25.7	—	18.0	(43.7)	—
Net income including noncontrolling interests	24.5	27.6	16.6	(43.7)	25.0
Less: Net income attributable to noncontrolling interests	—	(0.5)	—	—	(0.5)
Net income attributable to OneBeacon's common shareholders	24.5	27.1	16.6	(43.7)	24.5
Other comprehensive income, net of tax	0.2	—	0.2	(0.2)	0.2
Comprehensive income attributable to OneBeacon's common shareholders	$24.7	$27.1	$16.8	$(43.9)	$24.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income (loss) Three months ended June 30, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$319.3	$—	$—	$319.3
Net investment income	—	10.1	—	—	10.1
Net realized and change in unrealized investment gains	—	(14.0)	—	—	(14.0)
Net other revenues (expenses)	—	(1.2)	—	—	(1.2)
Total revenues	—	314.2	—	—	314.2
Expenses
Loss and loss adjustment expenses	—	194.5	—	—	194.5
Policy acquisition expenses	—	56.4	—	—	56.4
Other underwriting expenses	—	52.9	—	—	52.9
General and administrative expenses	1.3	2.9	—	—	4.2
Interest expense	—	—	3.3	—	3.3
Total expenses	1.3	306.7	3.3	—	311.3
Pre-tax income (loss) from continuing operations	(1.3)	7.5	(3.3)	—	2.9
Income tax (expense) benefit	—	(0.1)	1.0	—	0.9
Net income (loss) from continuing operations	(1.3)	7.4	(2.3)	—	3.8
Loss from discontinued operations, net of tax	—	(0.2)	—	—	(0.2)
Loss from sale of discontinued operations, net of tax	—	0.3	—	—	0.3
Net income (loss) before equity in earnings of unconsolidated affiliates	(1.3)	7.5	(2.3)	—	3.9
Equity in earnings of subsidiaries, net of tax	4.7	—	0.3	(5.0)	—
Net income (loss) including noncontrolling interests	3.4	7.5	(2.0)	(5.0)	3.9
Less: Net income attributable to noncontrolling interests	—	(0.5)	—	—	(0.5)
Net income (loss) attributable to OneBeacon's common shareholders	3.4	7.0	(2.0)	(5.0)	3.4
Other comprehensive income, net of tax	0.2	—	0.2	(0.2)	0.2
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$3.6	$7.0	$(1.8)	$(5.2)	$3.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Six months ended June 30, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$550.0	$—	$—	$550.0
Net investment income	—	26.5	—	—	26.5
Net realized and change in unrealized investment gains	—	41.3	—	—	41.3
Net other revenues	—	1.7	—	—	1.7
Total revenues	—	619.5	—	—	619.5
Expenses
Loss and loss adjustment expenses	—	338.5	—	—	338.5
Policy acquisition expenses	—	99.7	—	—	99.7
Other underwriting expenses	—	106.2	—	—	106.2
General and administrative expenses	2.4	4.8	0.2	—	7.4
Interest expense	—	—	6.5	—	6.5
Total expenses	2.4	549.2	6.7	—	558.3
Pre-tax income (loss) from continuing operations	(2.4)	70.3	(6.7)	—	61.2
Income tax benefit	—	7.1	3.6	—	10.7
Net income (loss) from continuing operations	(2.4)	77.4	(3.1)	—	71.9
Loss from discontinued operations, net of tax	—	—	—	—	—
Income (loss) before equity in earnings of unconsolidated affiliates	(2.4)	77.4	(3.1)	—	71.9
Equity in earnings of subsidiaries, net of tax	73.3	—	40.7	(114.0)	—
Net income including noncontrolling interests	70.9	77.4	37.6	(114.0)	71.9
Less: Net income attributable to noncontrolling interests	—	(1.0)	—	—	(1.0)
Net income attributable to OneBeacon's common shareholders	70.9	76.4	37.6	(114.0)	70.9
Other comprehensive income, net of tax	0.2	—	0.2	(0.2)	0.2
Comprehensive income attributable to OneBeacon's common shareholders	$71.1	$76.4	$37.8	$(114.2)	$71.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Six months ended June 30, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$605.9	$—	$—	$605.9
Net investment income	—	20.6	—	—	20.6
Net realized and change in unrealized investment gains	—	0.2	—	—	0.2
Net other revenues (expenses)	—	(4.3)	—	—	(4.3)
Total revenues	—	622.4	—	—	622.4
Expenses
Loss and loss adjustment expenses	—	360.4	—	—	360.4
Policy acquisition expenses	—	107.4	—	—	107.4
Other underwriting expenses	—	108.8	—	—	108.8
General and administrative expenses	2.6	5.6	0.1	—	8.3
Interest expense	—	—	6.5	—	6.5
Total expenses	2.6	582.2	6.6	—	591.4
Pre-tax income (loss) from continuing operations	(2.6)	40.2	(6.6)	—	31.0
Income tax (expense) benefit	—	(4.9)	2.4	—	(2.5)
Net income (loss) from continuing operations	(2.6)	35.3	(4.2)	—	28.5
Loss from discontinued operations, net of tax	—	(0.3)	—	—	(0.3)
Gain from sale of discontinued operations, net of tax	—	0.3	—	—	0.3
Net income (loss) before equity in earnings of unconsolidated affiliates	(2.6)	35.3	(4.2)	—	28.5
Equity in earnings of subsidiaries, net of tax	30.1	—	12.9	(43.0)	—
Net income including noncontrolling interests	27.5	35.3	8.7	(43.0)	28.5
Less: Net income attributable to noncontrolling interests	—	(1.0)	—	—	(1.0)
Net income attributable to OneBeacon's common shareholders	27.5	34.3	8.7	(43.0)	27.5
Other comprehensive income, net of tax	0.4	—	0.4	(0.4)	0.4
Comprehensive income attributable to OneBeacon's common shareholders	$27.9	$34.3	$9.1	$(43.4)	$27.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows Six months ended June 30, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Cash flows from operations:
Net income including noncontrolling interests	$70.9	$77.4	$37.6	$(114.0)	$71.9
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(73.3)	—	(40.7)	114.0	—
Net realized and change in unrealized investment gains	—	(41.3)	—	—	(41.3)
Deferred income tax expense	—	19.2	—	—	19.2
Dividends received from subsidiaries	51.0	—	—	(51.0)	—
Other operating items:
Net change in loss and LAE reserves	—	(13.2)	—	—	(13.2)
Net change in unearned premiums	—	(3.9)	—	—	(3.9)
Net change in ceded unearned premiums	—	(5.0)	—	—	(5.0)
Net change in premiums receivable	—	(19.9)	—	—	(19.9)
Net change in reinsurance recoverables on paid and unpaid losses	—	10.0	—	—	10.0
Net change in funds held under insurance contracts	—	3.2	—	—	3.2
Net change in ceded reinsurance payable	—	(5.9)	—	—	(5.9)
Net change in other assets and liabilities	1.2	(29.5)	(4.1)	—	(32.4)
Net cash provided from (used for) operations	49.8	(8.9)	(7.2)	(51.0)	(17.3)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	1.3	(47.8)	1.1	—	(45.4)
Maturities of fixed maturity investments	—	229.5	—	—	229.5
Sales of fixed maturity investments	—	218.8	24.2	(42.5)	200.5
Sales of common equity securities	—	174.4	—	—	174.4
Return of capital and distributions of other investments	—	7.0	—	—	7.0
Purchases of fixed maturity investments	—	(473.6)	(18.3)	42.5	(449.4)
Purchases of common equity securities	—	(109.5)	—	—	(109.5)
Contributions for other investments	—	(0.4)	—	—	(0.4)
Net change in unsettled investment purchases and sales	—	42.5	—	—	42.5
Net acquisitions of property and equipment	—	(2.1)	—	—	(2.1)
Capital contribution from parent	—	27.3	28.5	(55.8)	—
Net cash provided from investing activities	1.3	66.1	35.5	(55.8)	47.1
Cash flows from financing activities:
Cash dividends paid to common shareholders	(39.6)	—	—	—	(39.6)
Cash dividends paid to parent	—	(51.0)	—	51.0	—
Capital contribution to subsidiary	—	(28.5)	(27.3)	55.8	—
Repurchases and retirements of common stock	(11.5)	—	—	—	(11.5)
Payments on capital lease obligation	—	(1.0)	—	—	(1.0)
Net cash used for financing activities	(51.1)	(80.5)	(27.3)	106.8	(52.1)
Net increase (decrease) in cash during period	—	(23.3)	1.0	—	(22.3)
Cash balance at beginning of period	—	94.6	0.6	—	95.2
Cash balance at end of period	$—	$71.3	$1.6	$—	$72.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows Six months ended June 30, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Cash flows from operations:
Net income including noncontrolling interests	$27.5	$35.3	$8.7	$(43.0)	$28.5
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(30.1)	—	(12.9)	43.0	—
Net loss from discontinued operations	—	0.3	—	—	0.3
Net gain from sale of discontinued operations	—	(0.3)	—	—	(0.3)
Net realized and change in unrealized investment gains	—	(0.2)	—	—	(0.2)
Net adjustment to gain on sale of business	—	3.7	—	—	3.7
Deferred income tax benefit	—	(3.8)	—	—	(3.8)
Dividends received from subsidiaries	25.0	39.9	44.9	(109.8)	—
Other operating items:
Net change in loss and LAE reserves	—	8.6	—	—	8.6
Net change in unearned premiums	—	27.9	—	—	27.9
Net change in ceded unearned premiums	—	(25.4)	—	—	(25.4)
Net change in premiums receivable	—	(50.7)	—	—	(50.7)
Net change in reinsurance recoverables on paid and unpaid losses	—	5.8	—	—	5.8
Net change in funds held under reinsurance contracts	—	(12.2)	—	—	(12.2)
Net change in funds held under insurance contracts	—	21.6	—	—	21.6
Net change in ceded reinsurance payable	—	35.4	—	—	35.4
Net change in other assets and liabilities	1.9	2.6	(0.9)	—	3.6
Net cash provided from operations—continuing operations	24.3	88.5	39.8	(109.8)	42.8
Net cash used for operations—discontinued operations	—	(0.3)	—	—	(0.3)
Net cash provided from operations	24.3	88.2	39.8	(109.8)	42.5
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	17.3	26.6	0.4	—	44.3
Maturities of fixed maturity investments	—	115.8	—	—	115.8
Sales of fixed maturity investments	—	361.0	29.7	59.3	450.0
Sales of common equity securities	—	268.1	—	—	268.1
Return of capital and distributions of other investments	—	28.2	—	—	28.2
Purchases of fixed maturity investments	—	(624.9)	(29.9)	(59.3)	(714.1)
Purchases of common equity securities	—	(248.7)	—	—	(248.7)
Contributions for other investments	—	(3.3)	—	—	(3.3)
Net change in unsettled investment purchases and sales	—	25.8	—	—	25.8
Proceeds from sale of property and equipment	—	56.8	—	—	56.8
Net acquisitions of property and equipment	—	(1.8)	—	—	(1.8)
Net cash provided from investing activities	17.3	3.6	0.2	—	21.1
Cash flows from financing activities:
Cash dividends paid to common shareholders	(40.0)	—	—	—	(40.0)
Cash dividends paid to parent	—	(69.9)	(39.9)	109.8	—
Repurchases and retirements of common stock	(1.6)	—	—	—	(1.6)
Payments on capital lease obligation	—	(2.8)	—	—	(2.8)
Net cash used for financing activities	(41.6)	(72.7)	(39.9)	109.8	(44.4)
Net increase in cash during period	—	19.1	0.1	—	19.2
Cash balance at beginning of period	—	87.0	—	—	87.0
Cash balance at end of period	$—	$106.1	$0.1	$—	$106.2

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 63 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
Overview—Three months ended June 30, 2016 versus three months ended June 30, 2015
We ended the second quarter of 2016 with a book value per share of $10.83, reflecting a 2.4% increase, including a quarterly dividend of $0.21 per share, for the three months ended June 30, 2016.
Net income attributable to OneBeacon's common shareholders was $24.5 million for the second quarter of 2016, compared to net income of $3.4 million for the second quarter of 2015. Pre-tax underwriting loss of $7.9 million for the second quarter of 2016, reflecting a combined ratio of 102.9%, compared to pre-tax underwriting income of $15.5 million for the second quarter of 2015, reflecting a combined ratio of 95.1%. The pre-tax underwriting results for the second quarter of 2016 were driven by the unfavorable performance of our Healthcare, and to a lesser extent, the challenging second quarter of 2016 for our Programs business, both of which are discussed in further detail below. Pre-tax net investment return was $36.8 million for the second quarter of 2016, representing a 1.5% total return on average invested assets, compared to negative $3.9 million for the second quarter of 2015, representing a (0.1)% total return on average invested assets. The significant increase was driven by a higher return from our fixed maturity investments portfolio, due to interest rate movements in the second quarter of 2016 compared to the second quarter of 2015, and a higher return from our other investments portfolio driven by a positive valuation adjustment on the surplus notes resulting primarily from changes in credit spreads.
Our net income for the second quarter of 2016 included a $3.5 million tax benefit resulting from the settlement of an IRS examination for tax years 2010, 2011 and 2012.
During both the three and six months ended June 30, 2016, OneBeacon experienced $15.4 million net unfavorable loss and LAE reserve development on prior accident year reserves. During the three months ended June 30, 2016, our Healthcare operating segment recorded $20.0 million of net unfavorable loss reserve development as a result of increasing claim frequency, particularly liability claims, as well as higher than expected paid and case activity, most notably within the senior living sub-line, which provides medical malpractice and general liability insurance for extended care facilities, including assisted living, memory care and continuing care facilities. As a result of the continuing loss activity experienced in this sub-line, an in-depth claim file review was performed which confirmed that the increased case incurred was driven by frequency, especially in the more recent prior accident years, as opposed to other potential considerations such as changes in claims-handling practices. In addition, a thorough actuarial review was completed, including analysis of the results of enhancements made to the predictive model deployed in the senior living sub-line. Adverse financial results were primarily observed in high-risk categories of business and in difficult geographic venues identified by the predictive model data. As a result of these analyses, management increased its best estimate of prior accident year losses, and increased its loss provisions for the current accident year based on the updated actuarial indications. In addition, also within the Healthcare operating segment, there were two large claims within the managed care errors and omissions sub-line related to unexpected outcomes from mediation and extended costs associated with claim defense, which contributed to the unfavorable development in prior accident years. In the six months ended June 30, 2016, Healthcare has recorded $30.0 million of adverse prior year development, which included prior year loss activity recorded in the first quarter of 2016 in the complex risk sub-line, which provides professional liability coverage to hospitals, physicians, and physician groups as well as physicians' extended reporting period coverage. In addition, there were two larger auto-related accounts within Programs that experienced adverse claim activity.
As a result of this loss activity in the first six months of 2016, we have taken corrective underwriting actions to focus on more desirable risks. As a result primarily of these actions, Healthcare premiums have decreased by $11.5 million and by $22.1 million for the three and six months ended June 30, 2016. In addition, Programs net written premiums decreased by $16.8 million and $10.6 million for the three and six months ended June 30, respectively, as a result of exiting two larger Programs accounts.
Overview—Six months ended June 30, 2016 versus six months ended June 30, 2015
We ended the first six months of 2016 with a book value per share of $10.83, reflecting a 6.9% increase on an internal rate of return basis, including a quarterly dividend of $0.21 per share, for the six months ended June 30, 2016.
Net income attributable to OneBeacon's common shareholders was $70.9 million for the six months ended June 30, 2016, compared to net income of $27.5 million for the six months ended June 30, 2015. Pre-tax underwriting income was $5.6 million for the six months ended June 30, 2016, reflecting a combined ratio of 98.9%, compared to pre-tax underwriting income of $29.3 million for the six months ended June 30, 2015, reflecting a combined ratio of 95.2%. Pre-tax underwriting results for the six months ended June 30, 2016 were driven by the unfavorable performance of our Healthcare business, discussed above, and to a lesser extent, from two accounts in our Programs business. This unfavorable performance partially offset the strong underwriting results from most of our other businesses and also the improved relative performance of our Entertainment business which was significantly impacted by large and small to mid-sized claims for the six months ended June 30, 2015. Pre-tax net investment return was $67.8 million for the six months ended June 30, 2016, representing a 2.7% total return on average invested assets, compared to $20.8 million for the six months ended June 30, 2015, representing a 0.9% total return on average invested assets. The significant increase was driven by a higher return from our fixed maturity investments portfolio, due to interest rate movements for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, and a higher return from our other investments portfolio due to positive valuation adjustments on the surplus notes resulting primarily from changes in credit spreads.
Our net income for the six months ended June 30, 2016 included a $16.3 million tax benefit resulting from the settlement of IRS examinations for tax years 2007 through 2012. Our net income for the six months ended June 30, 2015 was adversely impacted by a $3.7 million negative adjustment to the pre-tax gain on the sale of Essentia Insurance Company (Essentia) in connection with an assessment from the Michigan Catastrophic Claims Association (MCCA) payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia.
Book Value Per Share
The following table presents our book value per share:

(in millions except per share amounts)	June 30, 2016	March 31, 2016	December 31, 2015
Numerator
OneBeacon's common shareholders' equity	$1,022.2	$1,016.6	$1,000.9
Denominator
Common shares outstanding(1)	94.3	94.3	95.1
Book value per share(1)	$10.83	$10.78	$10.53

Dividends paid per share, year-to-date	$0.42	$0.21	$0.84
_______________________________________________________________________________

(1)	Common shares outstanding includes unvested restricted shares.

Results of Operations
Review of Consolidated Results
A summary of our consolidated financial results for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Gross written premiums(1)	$286.0	$378.2	$596.5	$694.2
Net written premiums(1)	$261.0	$321.2	$541.1	$608.3
Revenues
Earned premiums	$271.4	$319.3	$550.0	$605.9
Net investment income	12.1	10.1	26.5	20.6
Net realized and change in unrealized investment gains	24.7	(14.0)	41.3	0.2
Net other revenues (expenses)	0.8	(1.2)	1.7	(4.3)
Total revenues	309.0	314.2	619.5	622.4
Expenses
Loss and loss adjustment expense (LAE)	179.7	194.5	338.5	360.4
Policy acquisition expenses	48.7	56.4	99.7	107.4
Other underwriting expenses	50.9	52.9	106.2	108.8
General and administrative expenses	3.5	4.2	7.4	8.3
Interest expense	3.2	3.3	6.5	6.5
Total expenses	286.0	311.3	558.3	591.4
Pre-tax income from continuing operations	23.0	2.9	61.2	31.0
Income tax benefit (expense)	2.0	0.9	10.7	(2.5)
Net income from continuing operations	25.0	3.8	71.9	28.5
Loss from discontinued operations, net of tax	—	(0.2)	—	(0.3)
Gain from sale of discontinued operations, net of tax	—	0.3	—	0.3
Net income including noncontrolling interests	25.0	3.9	71.9	28.5
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)	(1.0)	(1.0)
Net income attributable to OneBeacon's common shareholders	24.5	3.4	70.9	27.5
Other comprehensive income, net of tax	0.2	0.2	0.2	0.4
Comprehensive income attributable to OneBeacon's common shareholders	$24.7	$3.6	$71.1	$27.9
_______________________________________________________________________________

(1)
Gross and Net written premiums are operating metrics used by the Company to measure business volume. The gross written premium metric is calculated by totaling all premium amounts, both direct and assumed, that customers are required to pay for policies that are written, or bound, during the relevant accounting period, with the net written premium metric being net of amounts ceded to reinsurance companies.

A summary of our consolidated underwriting income and pre-tax income from continuing operations is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Earned premiums	$271.4	$319.3	$550.0	$605.9
Loss and LAE	(179.7)	(194.5)	(338.5)	(360.4)
Policy acquisition expenses	(48.7)	(56.4)	(99.7)	(107.4)
Other underwriting expenses	(50.9)	(52.9)	(106.2)	(108.8)
Pre-tax underwriting income (loss)	(7.9)	15.5	5.6	29.3
Net investment income	12.1	10.1	26.5	20.6
Net realized and change in unrealized investment gains	24.7	(14.0)	41.3	0.2
Net other revenues (expenses)	0.8	(1.2)	1.7	(4.3)
General and administrative expenses	(3.5)	(4.2)	(7.4)	(8.3)
Interest expense	(3.2)	(3.3)	(6.5)	(6.5)
Pre-tax income from continuing operations	$23.0	$2.9	$61.2	$31.0
The following table provides our consolidated underwriting ratios for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Underwriting ratios(1)
Loss and LAE	66.2%	60.9%	61.5%	59.5%
Expense	36.7	34.2	37.4	35.7
Total combined ratio	102.9%	95.1%	98.9%	95.2%
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

The impact of certain items to our underwriting ratios was as follows:

	Three months ended June 30,		Six months ended June 30,
(Favorable) unfavorable impact	2016	2015	2016	2015
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.9 pts	1.8 pts	1.4 pts	1.9 pts
Prior year loss reserve development	5.7 pts	—	2.8 pts	(0.3) pts
Consolidated Results—Three months ended June 30, 2016 versus three months ended June 30, 2015
Our comprehensive income attributable to OneBeacon's common shareholders was $24.7 million for the second quarter of 2016 compared to $3.6 million for the second quarter of 2015, with the change driven primarily by a $40.7 million increase in pre-tax investment results due to higher net realized and change in unrealized gains in our fixed maturity investment and other investment portfolios driven by the factors discussed below in "Summary of Investment Results." The increased pre-tax investment results were partially offset a $23.4 million decrease in pre-tax underwriting results as the second quarter of 2016 was impacted by the significant underwriting losses in the Healthcare and Programs operating segments. Additionally, the second quarter of 2016 included a $3.5 million tax benefit resulting from the settlement of an IRS examination for tax years 2010, 2011 and 2012.

Our total revenues of $309.0 million for the second quarter of 2016 decreased $5.2 million from $314.2 million for the 2015 period, due to a decrease in net earned premiums of $47.9 million, or 15.0%, primarily from decreases in our Healthcare and Programs businesses and from the exit of Crop, which was mostly offset by the $40.7 million increase in pre-tax investment results.
Written Premiums
Consolidated net written premiums were $261.0 million in the second quarter of 2016, a decrease of 18.7% from the comparative prior year period. The decrease of 18.7% was driven by the exit of Crop ($31.9 million), and decreases which included corrective underwriting actions in Programs ($16.8 million) and Healthcare ($11.5 million).
Underwriting Results
Our pre-tax underwriting loss was $7.9 million for the second quarter of 2016, compared to pre-tax underwriting income of $15.5 million for the second quarter of 2015.
Our combined ratio for the second quarter of 2016 of 102.9% reflected a 66.2% loss and LAE ratio and a 36.7% expense ratio, which compared to a combined ratio for the second quarter of 2015 of 95.1%, consisting of a 60.9% loss and LAE ratio and a 34.2% expense ratio.
The 5.3 point increase in the loss and LAE ratio was comprised of a 0.5 point decrease in current accident year non-catastrophe losses, a 5.7 point unfavorable change in net prior year loss reserve development compared to the prior year period, and a 0.1 point increase in catastrophe losses.
Current accident year non-catastrophe losses for the second quarter of 2016 of $159.0 million, or 58.6 points, compared to $188.9 million, or 59.1 points, for the 2015 period driven by the prior period impact of severe storms in the southern United States which adversely impacted the crop-hail product within the Crop business for the second quarter of 2015 and favorable results in Inland Marine which were partially offset by the unfavorable impacts from Healthcare and Programs.
There were 5.7 points of net unfavorable prior year loss and LAE reserve development in the second quarter of 2016, driven primarily by Healthcare, and to a lesser extent, unfavorable development in Programs related to two larger programs that we have exited. This adverse development was partially offset by favorable development across several businesses, most notably Financial Services. This compared with no net favorable prior year loss and LAE reserve development for the second quarter of 2015 as favorable development from several businesses, most notably Specialty Property and Surety, was offset by unfavorable development primarily due to a large claim in Entertainment and an increase in the frequency of small to medium losses within Ocean Marine.
Catastrophe losses of $5.3 million, or 1.9 points, in the second quarter of 2016, primarily resulting from wind and thunderstorms in Texas impacting Inland Marine and Financial Services, compared to $5.6 million, or 1.8 points, for the second quarter of 2015 primarily resulting from wind and thunderstorms in the midwestern and southern United States, particularly Texas.
The expense ratio increased 2.5 points to 36.7% for the second quarter of 2016, compared to 34.2% for the second quarter of 2015, driven by the negative impact of lower earned premiums in the 2016 period and business mix as the 2015 period benefited from a low expense ratio on the exited Crop business. These unfavorable changes were partially offset by lower incentive compensation expense, and lower salaries expense which was impacted by reduced headcount in the 2016 period.
Investments
Net investment income increased to $12.1 million for the second quarter of 2016, compared to $10.1 million for the second quarter of 2015. Net realized and change in unrealized investment gains of $24.7 million were significantly better than the negative $14.0 million in the second quarter of 2015. The significant increase was driven primarily by a higher return from our fixed maturity investments portfolio, due to interest rate movements in the second quarter of 2016 compared to the second quarter of 2015, and a higher return from our other investments portfolio driven by an $11.0 million positive valuation adjustment on the surplus notes resulting primarily from changes in credit spreads compared to a negative $1.9 million valuation adjustment for the 2015 period.
Other Revenues (Expenses)
The $2.0 million favorable change in other revenues (expenses) compared to the second quarter of 2015 was driven by a $1.6 million pre-tax write-off of certain capitalized software in the second quarter of 2015.
Income Taxes
Our income tax benefit related to pre-tax income from continuing operations for the second quarter of 2016 and 2015 represented net effective tax rates of (8.7)% and (31.0)%, respectively. The effective tax rate for the second quarter of 2016 was lower than the U.S. statutory rate of 35% due to the impact of a $3.5 million favorable settlement of an IRS examination for the 2010, 2011 and 2012 tax years. The effective tax rate for the second quarter of 2015, was lower than the U.S. statutory rate of

35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate, which also provided a benefit to the current period. The effective tax rate on non-U.S. income for the second quarter of 2016 and 2015 was 0.5% and 1.8%, respectively.
Consolidated Results— Six months ended June 30, 2016 versus six months ended June 30, 2015
Our comprehensive income attributable to OneBeacon's common shareholders was $71.1 million for the six months ended June 30, 2016 compared to $27.9 million for the six months ended June 30, 2015, with the change driven primarily by a $47.0 million increase in pre-tax investment results due to higher net realized and change in unrealized gains in our fixed maturity investment and other investment portfolios driven by the factors discussed below in "Summary of Investment Results." Additionally, the six months ended June 30, 2016 included a $16.3 million tax benefit resulting from the settlement of IRS examinations for tax years 2007 through 2012. Partially offsetting these increases were pre-tax underwriting results of $5.6 million for the six months ended June 30, 2016 compared to $29.3 million for the six months ended June 30, 2015 as the current period was impacted by the significant underwriting losses in the Healthcare and Programs business segments.
Our total revenues of $619.5 million for the six months ended June 30, 2016 decreased $2.9 million from $622.4 million for the six months ended June 30, 2015, as a decrease in earned premiums of $55.9 million, or 9.2%, was mostly offset by the $47.0 million increase in pre-tax investment results and an increase in other revenues (expenses) of $6.0 million as discussed below in "Other Revenues (Expenses)." The decrease in earned premiums was driven by Healthcare and the exit of both Crop and the lawyers professional liability line within Other Professional Lines.
Written Premiums
Consolidated net written premiums were $541.1 million in the six months ended June 30, 2016, a decrease of 11.0% from the comparative prior year period. The significant decrease in net written premiums was primarily driven by the exit of Crop ($26.4 million) and decreases at Healthcare ($22.1 million), which included corrective underwriting actions, and in Programs ($10.6 million), as we have exited two accounts, and Entertainment, which decreased $9.0 million.
Underwriting Results
Our pre-tax underwriting income was $5.6 million for the six months ended June 30, 2016, compared to pre-tax underwriting income of $29.3 million for the six months ended June 30, 2015.
Our combined ratio for the six months ended June 30, 2016 of 98.9% reflected a 61.5% loss and LAE ratio and a 37.4% expense ratio, which compared to a combined ratio for the six months ended June 30, 2015 of 95.2%, consisting of a 59.5% loss and LAE ratio and a 35.7% expense ratio.
The 2.0 point increase in the loss and LAE ratio was comprised of a 0.6 point decrease in current accident year non-catastrophe losses, a 3.1 point unfavorable change in prior year loss reserve development and a 0.5 point decrease in catastrophe losses.
Current accident year non-catastrophe losses for the six months ended June 30, 2016 of $315.3 million, or 57.3 points, compared to $351.0 million, or 57.9 points, for the 2015 period as the adverse impact of Crop on the 2015 period due to the impact of severe storms in the southern United States which adversely impacted the crop-hail product and the improved results of a number of our businesses in the six months ended June 30, 2016 were mostly offset by increased current accident year provisions within Healthcare and Programs.
There was 2.8 points of net unfavorable prior year loss and LAE reserve development in the six months ended June 30, 2016, driven by Healthcare and, to a lesser extent, Programs, which was partially offset by favorable development in Technology, Financial Services and Accident. This compared with $1.8 million, or 0.3 points, of net favorable prior year loss and LAE reserve development for the six months ended June 30, 2015 driven by favorable development from Crop resulting from the 2014 crop year and favorable development in most other businesses, most notably Technology, Specialty Property, Government Risks and Surety. This favorable development for the 2015 period was mostly offset by unfavorable development in Entertainment driven by several large losses and small to mid-sized claims and by losses within Inland Marine resulting from a few large claims.

Catastrophe losses of $7.8 million, or 1.4 points, in the six months ended June 30, 2016, primarily resulting from wind and thunderstorms in Texas impacting Inland Marine and Financial Services compared to $11.2 million, or 1.9 points, for the six months ended June 30, 2015 primarily resulting from wind and thunderstorms in the midwestern and southern United States, particularly Texas, and winter storms in the northeastern United States.
The expense ratio increased 1.7 points to 37.4% for the six months ended June 30, 2016, compared to 35.7% for the six months ended June 30, 2015, driven by the negative impact of lower earned premiums in the 2016 period and partially offset by favorable business mix.

Investments
Net investment income increased to $26.5 million for the six months ended June 30, 2016, compared to $20.6 million for the six months ended June 30, 2015 driven primarily by a $2.4 million interest payment on the surplus notes, along with an increase in the yield and change in mix. Net realized and change in unrealized investment gains of $41.3 million increased significantly compared to $0.2 million in the six months ended June 30, 2015 driven primarily by a higher return from our fixed maturity investments portfolio for the six months ended June 30, 2016, due to interest rate movements in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, and a higher return from our other investments portfolio driven by positive valuation adjustments of $11.3 million on the surplus notes resulting primarily from changes in credit spreads compared to net positive valuation adjustments of $1.1 million for the 2015 period.
Other Revenues (Expenses)
The $6.0 million favorable change in other revenues (expenses) in the current period compared to the six months ended June 30, 2015 was driven by the impact of the $3.7 million negative adjustment to the pre-tax gain on the sale of Essentia in the six months ended June 30, 2015. Additionally, the six months ended June 30, 2015 included a $1.6 million pre-tax write-off of certain capitalized software and a loss on the sale of real estate of $1.2 million.
Income Taxes
Our income tax (benefit) expense related to pre-tax income from continuing operations for the six months ended June 30, 2016 and 2015 represented net effective tax rates of (17.5)% and 8.1%, respectively. The effective tax rate for the six months ended June 30, 2016 was lower than the U.S. statutory rate of 35% due to the impact of a $16.3 million favorable settlement of IRS examinations for the 2007 through 2012 tax years. The effective tax rate for the six months ended June 30, 2015, was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate, which also provided a benefit to the current period. The effective tax rate on non-U.S. income for the six months ended June 30, 2016 and 2015 was 0.7% and 1.4%, respectively.
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
For the six months ended June 30, 2016 and 2015, our net combined ratio was higher than our gross combined ratio by 4.5 points and 4.9 points, respectively, as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
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
The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and our intermediate holding company subsidiaries.

Specialty Products
Financial results for our Specialty Products reportable segment for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Gross written premiums	$117.9	$205.4	$282.6	$358.3
Net written premiums	$101.9	$159.7	$246.6	$293.3

Earned premiums	$126.5	$166.5	$259.9	$302.6
Loss and LAE	(98.7)	(99.6)	(190.5)	(173.7)
Policy acquisition expenses	(22.5)	(27.9)	(46.5)	(50.8)
Other underwriting expenses	(22.7)	(23.3)	(46.1)	(49.0)
Total underwriting income (loss)	(17.4)	15.7	(23.2)	29.1
Net other expenses	—	—	(0.1)	—
Pre-tax income (loss) from continuing operations	$(17.4)	$15.7	$(23.3)	$29.1
The following table provides underwriting ratios for Specialty Products for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Underwriting ratios:
Loss and LAE	78.0%	59.8%	73.3%	57.4%
Expense	35.7	30.7	35.7	33.0
Total combined ratio	113.7%	90.5%	109.0%	90.4%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended June 30,		Six months ended June 30,
(Favorable) unfavorable impact	2016	2015	2016	2015
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.3 pts	0.5 pts	0.8 pts	0.3 pts
Prior year loss reserve development	13.4 pts	(1.4) pts	11.8 pts	(2.1) pts
Specialty Products—Three months ended June 30, 2016 versus three months ended June 30, 2015
Net written premiums for Specialty Products decreased to $101.9 million for the second quarter of 2016 from $159.7 million for the comparative 2015 period. The significant decrease was driven by the exit of Crop ($31.9 million), a decrease at our Programs business including the exit of two larger accounts ($16.8 million) and decreases in Healthcare ($11.5 million) which included corrective underwriting actions in the senior living sub-line, as well as a large return premium on a single account. Partially offsetting these large decreases were modest increases at most of our other business units.
The Specialty Products combined ratio for the second quarter of 2016 increased to 113.7% from 90.5% for the second quarter of 2015, as the loss and LAE ratio increased by 18.2 points to 78.0%, and the expense ratio increased by 5.0 points to 35.7%.
The 18.2 point increase to the loss and LAE ratio in the second quarter of 2016 compared to the 2015 period was comprised of a 2.6 point increase in current accident year non-catastrophe losses, a 14.8 point unfavorable change in net prior year loss reserve development and a 0.8 point increase in catastrophe losses.
The current accident year non-catastrophe loss ratio for the second quarter of 2016 was 63.3%, compared to 60.7% for the second quarter of 2015, driven by unfavorable impacts from Healthcare and Programs, and to a lesser extent, the Architects and Engineers sub-line within Other Professional Lines which were partially offset by the prior period impact of severe storms in the southern United States which adversely impacted the crop-hail product within the Crop business for the second quarter of 2015.
The second quarter of 2016 results included 13.4 points of net unfavorable prior year loss reserve development, driven primarily by Healthcare, and to a lesser extent, unfavorable development in Programs related to two larger programs that we have exited, and unfavorable development in the Architects and Engineers sub-line within Other Professional Lines, which were partially offset by favorable development across several businesses, most notably Financial Services. This compared with 1.4 points of net favorable prior year loss reserve development in the second quarter of 2015, primarily related to favorable loss reserve development in Specialty Property and Surety that was partially offset by unfavorable loss reserve development primarily in our Tuition Reimbursement business.
The second quarter of 2016 included 1.3 points of catastrophe losses which primarily related to wind and thunderstorms in Texas impacting Financial Services, compared to 0.5 points for the second quarter of 2015, resulting from wind and thunderstorms in the midwest and on the east coast of the United States impacting Financial Services.
The 5.0 point increase in the expense ratio for the second quarter of 2016, compared to the second quarter of 2015, was driven by the negative impact of lower earned premiums in the 2016 period resulting from recently exited businesses, including the exit of Crop, and corrective underwriting actions in Healthcare and Programs, and business mix as the 2015 period benefited from a low expense ratio on the exited Crop business. These unfavorable changes were partially offset by lower incentive compensation expense, and lower salaries expense which was impacted by reduced headcount in the 2016 period.
Specialty Products—Six months ended June 30, 2016 versus six months ended June 30, 2015
Net written premiums for Specialty Products decreased to $246.6 million for the six months ended June 30, 2016 from $293.3 million for the comparative 2015 period. The significant decrease was driven by the exit of Crop ($26.4 million) and included the $22.1 million decrease in Healthcare reflecting the impact of corrective underwriting actions and increased competition, and to a lesser extent, a decrease at Programs of $10.6 million, as we have exited two accounts. Partially offsetting these large decreases were increases at most of our other business units, most notably Environmental ($4.3 million).
The Specialty Products combined ratio for the six months ended June 30, 2016 increased to 109.0% from 90.4% for the six months ended June 30, 2015, as the loss and LAE ratio increased by 15.9 points to 73.3%, and the expense ratio increased by 2.7 points to 35.7%.
The 15.9 point increase to the loss and LAE ratio was comprised of a 1.5 point increase in current accident year non-catastrophe losses, a 13.9 point unfavorable change in net prior year loss reserve development and a 0.5 point increase in catastrophe losses.
The current accident year non-catastrophe loss ratio for the six months ended June 30, 2016 was 60.7%, compared to 59.2% for the six months ended June 30, 2015, driven primarily by Healthcare, as well as a higher accident year provision in our Programs business. These unfavorable changes were partially offset by the adverse impact of Crop on the 2015 period due to the impact of severe storms in the southern United States which adversely impacted the crop-hail product.
The results for the six months ended June 30, 2016 included 11.8 points of net unfavorable prior year loss reserve development, driven by unfavorable development resulting primarily from Healthcare, and to a lesser extent, unfavorable development in Programs and in the Architects and Engineers sub-line within Other Professional Lines, which was partially offset by favorable development in Financial Services. This compared with 2.1 points of net favorable prior year loss reserve development for the six months ended June 30, 2015 driven by favorable incurred losses on the 2014 crop year within Crop and favorable development in Specialty Property and Surety that was partially offset by unfavorable development in our Tuition Reimbursement business.
The six months ended June 30, 2016 included 0.8 points of catastrophe losses which primarily related to wind and thunderstorms in Texas impacting Financial Services, compared to fairly benign catastrophe losses of 0.3 points for the six months ended June 30, 2015.
The 2.7 point increase in the expense ratio for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was driven by the negative impact of lower earned premiums in the 2016 period and partially offset by favorable business mix.

Specialty Industries
Financial results for our Specialty Industries reportable segment for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Gross written premiums	$168.1	$172.8	$313.9	$335.9
Net written premiums	$159.1	$161.5	$294.5	$315.0

Earned premiums	$144.9	$152.8	$290.1	$303.3
Loss and LAE	(81.0)	(94.9)	(148.0)	(186.7)
Policy acquisition expenses	(26.2)	(28.5)	(53.2)	(56.6)
Other underwriting expenses	(28.2)	(29.6)	(60.1)	(59.8)
Total underwriting income (loss)	9.5	(0.2)	28.8	0.2
Net other revenues	0.2	0.1	0.5	0.3
General and administrative expenses	(0.5)	(0.5)	(1.0)	(1.0)
Pre-tax income (loss) from continuing operations	$9.2	$(0.6)	$28.3	$(0.5)
The following table provides underwriting ratios for Specialty Industries for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Underwriting ratios:
Loss and LAE	55.9%	62.1%	51.0%	61.6%
Expense	37.5	38.0	39.0	38.3
Total combined ratio	93.4%	100.1%	90.0%	99.9%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended June 30,		Six months ended June 30,
(Favorable) unfavorable impact	2016	2015	2016	2015
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	2.5 pts	3.1 pts	2.0 pts	3.4 pts
Prior year loss reserve development	(1.1) pts	1.6 pts	(5.3) pts	1.6 pts
Specialty Industries—Three months ended June 30, 2016 versus three months ended June 30, 2015
Net written premiums for Specialty Industries decreased slightly to $159.1 million for the second quarter of 2016 from $161.5 million for the comparative 2015 period. The decrease in the second quarter of 2016 was driven by a $6.4 million decrease at our Entertainment business due to a refinement of our underwriting appetite, which was partially offset by an increase of $5.1 million at our Accident business.
The Specialty Industries combined ratio for the second quarter of 2016 decreased to 93.4%, compared to 100.1% for the second quarter of 2015, as the loss and LAE ratio decreased by 6.2 points to 55.9%, and the expense ratio decreased by 0.5 points to 37.5%.
The 6.2 point decrease to the loss and LAE ratio was comprised of a 2.9 point decrease in current accident year non-catastrophe losses, a 2.7 point favorable change in prior year loss reserve development and a 0.6 point decrease in catastrophe losses.
The current accident year non-catastrophe loss ratio for the second quarter of 2016 was 54.5%, compared to 57.4% for the second quarter of 2015, driven by the improved performance of most of our businesses, most notably Inland Marine and Accident driven by favorable case incurred activity compared to the 2015 period.

Results for the second quarter of 2016 included 1.1 points of net favorable prior year loss reserve development driven by Technology and Accident generally resulting from better than expected case incurred activity, which was partially offset by unfavorable development in Government Risks given a recent increase in law enforcement professional claims and commercial auto liability claims and Inland Marine due to an increase in mid-size claims. This compared to 1.6 points of net unfavorable prior year loss reserve development in the second quarter of 2015, primarily driven by a large claim in Entertainment and an increase in frequency of small to medium claims in Ocean Marine, which was partially offset by favorable prior year loss reserve development in Inland Marine, Technology and Government Risks.
Results for the second quarter of 2016 included 2.5 points of catastrophe losses, driven by wind and thunderstorms in Texas impacting Inland Marine. This compared to 3.1 points of catastrophe losses in the second quarter of 2015, primarily related to wind and thunderstorms in the midwestern and southern United States, mainly Texas, impacting Government Risks and Inland Marine.
The 0.5 point decrease in the expense ratio for the second quarter of 2016, compared to the second quarter of 2015, was primarily driven by decreased insurance acquisition expenses due to business mix and lower contingent commissions.
Specialty Industries—Six months ended June 30, 2016 versus six months ended June 30, 2015
Net written premiums for Specialty Industries decreased to $294.5 million for the six months ended June 30, 2016 from $315.0 million for the comparative 2015 period. The decrease in the six months ended June 30, 2016 was driven by declines at nearly all of the business units resulting from decreased appetite and competition, and most notably due to a decrease of $9.0 million in Entertainment as a result of a refinement of our underwriting appetite.
The Specialty Industries combined ratio for the six months ended June 30, 2016 decreased to 90.0%, compared to 99.9% for the six months ended June 30, 2015, as the loss and LAE ratio decreased by 10.6 points to 51.0%, partially offset by the expense ratio which increased 0.7 points to 39.0%.
The 10.6 point decrease to the loss and LAE ratio was comprised of a 2.3 point decrease in current accident year non-catastrophe losses, a 6.9 point favorable change in prior year loss reserve development and a 1.4 point decrease in catastrophe losses.
The current accident year non-catastrophe loss ratio for the six months ended June 30, 2016 was 54.3%, compared to 56.6% for the six months ended June 30, 2015, driven by the improved performance of all of our businesses, most notably Inland Marine, which experienced favorable case incurred activity compared to the 2015 period and Accident resulting from favorable case incurred activity in the Transportation and Vehicle Physical Damage sub-lines.
Results for the six months ended June 30, 2016 included 5.3 points of net favorable prior year loss reserve development driven by Technology and Accident, generally resulting from better than expected case incurred activity. This compared to 1.6 points of net unfavorable prior year loss reserve development in the six months ended June 30, 2015 primarily driven by several large and small to mid-sized claims in Entertainment and several large claims in Inland Marine, partially offset by favorable prior year loss reserve development within Technology, Government Risks and Ocean Marine.
Results for the six months ended June 30, 2016 included 2.0 points of catastrophe losses, driven by wind and thunderstorms in Texas impacting Inland Marine and winter storms in the eastern United States, primarily impacting Ocean Marine. This compared to 3.4 points of catastrophe losses in the six months ended June 30, 2015, primarily related to winter storms in the northeastern United States impacting Ocean Marine and Entertainment, and wind and thunderstorms in the midwestern and southern United States, particularly Texas, impacting Government Risks and Inland Marine.
The 0.7 point increase in the expense ratio for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was primarily driven by the unfavorable impact of lower earned premiums in 2016 more than offsetting the decreased insurance acquisition expenses due to lower contingent commissions and business mix.

Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Net investment income	$12.1	$10.1	$26.5	$20.6
Net realized and change in unrealized investment gains	24.7	(14.0)	41.3	0.2
Pre-tax investment results	36.8	(3.9)	67.8	20.8
Net other revenues (expenses)	0.6	(1.3)	1.3	(4.6)
General and administrative expenses	(3.0)	(3.7)	(6.4)	(7.3)
Interest expense	(3.2)	(3.3)	(6.5)	(6.5)
Pre-tax income (loss) from continuing operations	$31.2	$(12.2)	$56.2	$2.4
Investing, Financing and Corporate—Three months ended June 30, 2016 versus three months ended June 30, 2015
Investing, Financing and Corporate reported pre-tax income from continuing operations of $31.2 million in the second quarter of 2016, compared to a loss of $12.2 million in the second quarter of 2015. The significant increase was driven by a higher return from our fixed maturity investments portfolio, due to interest rate movements in the second quarter of 2016 compared to the second quarter of 2015, and a higher return from our other investments portfolio driven by an $11.0 million positive valuation adjustment on the surplus notes primarily resulting from changes in credit spreads compared to a negative $1.9 million valuation adjustment for the 2015 period. Additionally, the $1.9 million favorable change in other revenues (expenses) compared to the second quarter of 2015 was driven by a $1.6 million pre-tax write-off of certain capitalized software in the second quarter of 2015.
Investing, Financing and Corporate—Six months ended June 30, 2016 versus six months ended June 30, 2015
Investing, Financing and Corporate reported pre-tax income from continuing operations of $56.2 million in the six months ended June 30, 2016, compared to $2.4 million in the six months ended June 30, 2015. The significant increase was driven by a higher return from our fixed maturity investments portfolio, due to interest rate movements in the six months ended June 30, 2016 compared to the six months ended June 30, 2015, and a higher return from our other investments portfolio driven by positive valuation adjustments of $11.3 million on the surplus notes primarily resulting from changes in credit spreads compared to net positive valuation adjustments of $1.1 million for the 2015 period. Additionally, the $5.9 million favorable change in other revenues (expenses) compared to the six months ended June 30, 2015 was driven by the impact of the $3.7 million negative adjustment to the pre-tax gain on the sale of Essentia, a $1.6 million pre-tax write-off of certain capitalized software and a loss on the sale of real estate of $1.2 million in the six months ended June 30, 2015.
Discontinued Operations
There was no loss from discontinued operations or loss/gain from sale of discontinued operations for the three and six months ended June 30, 2016.
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

Summary of Investment Results
Investment Returns
A summary of our consolidated pre-tax investment results for the three and six months ended June 30, 2016 and 2015 is as follows:

Components of Investment Results	Three months ended June 30,		Six months ended June 30,
($ in millions)	2016	2015	2016	2015
Net investment income	$12.1	$10.1	$26.5	$20.6
Net realized investment gains (losses)	1.1	35.2	(4.8)	44.7
Change in net unrealized investment gains	23.6	(49.2)	46.1	(44.5)
Total pre-tax investment results	$36.8	$(3.9)	$67.8	$20.8

Gross investment returns on average invested assets versus typical benchmarks for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,(1)		Six months ended June 30,(1)
	2016	2015	2016	2015
Fixed maturity investments	1.2%	0.1%	2.4%	1.1%
Short-term investments	0.1%	—%	0.1%	—%
Total fixed income	1.1%	0.1%	2.3%	1.0%
Barclays U.S. Intermediate Aggregate Index	1.4%	(0.7)%	3.8%	0.6%

Common equity securities	(0.5)%	(0.1)%	1.8%	2.2%
Other investments	10.2%	(2.4)%	10.5%	(1.5)%
Total common equity securities and other investments	3.3%	(1.0)%	4.8%	0.8%
S&P 500 Index	2.5%	0.3%	3.8%	1.2%

Total consolidated portfolio	1.5%	(0.1)%	2.7%	0.9%
_______________________________________________________________________________

(1)
Gross investment returns exclude investment expenses of $1.2 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively, and $2.4 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively.

Investment Returns—Three months ended June 30, 2016 versus three months ended June 30, 2015
Overview
Our total pre-tax investment results were $36.8 million, a return on average invested assets of 1.5% for the three months ended June 30, 2016, compared to negative $3.9 million, a return on average invested assets of (0.1)% for the three months ended June 30, 2015. The increase was due primarily to a higher return from our fixed maturity investments portfolio, driven by generally declining interest rates in the second quarter of 2016 compared to generally rising rates in the second quarter of 2015. Additionally, our other investments portfolio generated a higher return for the 2016 period, driven by an $11.0 million positive valuation adjustment on the surplus notes, resulting primarily from changes in credit spreads, compared to a negative $1.9 million valuation adjustment for the 2015 period.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 1.1% for the three months ended June 30, 2016, compared to 0.1% for the three months ended June 30, 2015, with the increase driven by the impact of declining interest rates in the second quarter of 2016. We maintained a high quality fixed maturity investments portfolio with a relatively short duration of approximately 2.1 years excluding short-term investments and approximately 2.0 years including short-term investments, as of June 30, 2016. Our fixed income portfolio underperformed the longer-duration Barclays U.S. Intermediate Aggregate Index return by 30 basis points for the three months ended June 30, 2016, and outperformed the Barclay U.S. Intermediate Aggregate Index return by 80 basis points for the three months ended June 30, 2015.

Common equity securities and other investments
Our total common equity securities and other investments portfolio returned 3.3% for the three months ended June 30, 2016, compared to (1.0)% for the three months ended June 30, 2015. Our common equity securities portfolio returned (0.5)% for the three months ended June 30, 2016 compared to (0.1)% for the three months ended June 30, 2015. The results underperformed the S&P 500 Index return by 300 basis points and 40 basis points for the three months ended June 30, 2016 and 2015, respectively.
The following summarizes OneBeacon's investments in ETFs by exposure to each index:

	Fair Value ($ in millions)
Index	June 30, 2016	December 31, 2015
S&P 500	$55.9	$153.1
Russell 1000 Value	21.8	20.6
Russell 1000	9.8	9.6
Total	$87.5	$183.3

In the second quarter of 2016, the ETF investments earned the effective market return, before expenses, in each respective fund. OneBeacon continues to invest in publicly-traded common equity securities which are actively managed through White Mountains Advisors LLC. The portfolio had overweight exposure to the communications, consumer discretionary, and healthcare sectors and underweight exposure to the financial sector as compared to the S&P 500 Index.
Other investments, which are composed principally of hedge funds and private equity funds, as well as surplus notes, returned 10.2% and (2.4)% for the three months ended June 30, 2016 and 2015, respectively. Our other investments portfolio outperformed the HFRX Equal Weighted Strategies Index return by 860 basis points and outperformed the S&P 500 Index by 770 basis points for the three months ended June 30, 2016. This outperformance was due largely to an $11.0 million positive valuation adjustment on the surplus notes resulting primarily from changes in credit spreads. When excluding the $11.0 million positive valuation adjustment on the surplus notes, the portfolio outperformed the HFRX Equal Weighted Strategies Index return by 250 basis points and the S&P 500 Index by 160 basis points for the three months ended June 30, 2016. This outperformance was driven by investments in energy-focused private equity funds, which benefited from generally rising energy prices in the three months ended June 30, 2016. For the three months ended June 30, 2015, our other investments portfolio underperformed the HFRX Equal Weighted Strategies Index by 200 basis points. This underperformance was due to unfavorable results in energy-focused private equity investments and a negative $1.9 million valuation adjustment on the surplus notes.
Investment Returns—Six months ended June 30, 2016 versus six months ended June 30, 2015
Overview
Our total pre-tax investment results were $67.8 million a return on average invested assets of 2.7% for the six months ended June 30, 2016, compared to $20.8 million, a return on average invested assets of 0.9% for the six months ended June 30, 2015. The increase was due primarily to a higher return from our fixed maturity investments portfolio, driven by generally declining interest rates in the first half of 2016 compared to modest rate increases in the first half of 2015. Additionally, our other investments portfolio generated a higher return for the 2016 period, driven by positive valuation adjustments of $11.3 million on the surplus notes resulting primarily from changes in credit spreads compared to net positive valuation adjustments of $1.1 million for the 2015 period.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 2.3% for the six months ended June 30, 2016, compared to 1.0% for the six months ended June 30, 2015, with the increase driven by the impact of declining interest rates during the six months ended June 30, 2016. We maintained a high quality fixed maturity investments portfolio with a relatively short duration of approximately 2.1 years excluding short-term investments and approximately 2.0 years including short-term investments, as of June 30, 2016. Our fixed income portfolio underperformed the longer-duration Barclays U.S. Intermediate Aggregate Index return by 150 basis points for the six months ended June 30, 2016, and outperformed the Barclays U.S. Intermediate Aggregate Index return by 40 basis points for the six months ended June 30, 2015.

Common equity securities and other investments
Our total common equity securities and other investments portfolio returned 4.8% for the six months ended June 30, 2016, compared to 0.8% for the six months ended June 30, 2015. Our common equity securities portfolio returned 1.8% for the six months ended June 30, 2016 compared to 2.2% for the six months ended June 30, 2015. The results underperformed the S&P 500 Index return by 200 basis points for the six months ended June 30, 2016, and outperformed the S&P 500 Index return by 100 basis points for the six months ended June 30, 2015.
Other investments, which are composed principally of hedge funds and private equity funds, as well as surplus notes, returned 10.5% and (1.5)% for the six months ended June 30, 2016 and 2015, respectively. Our other investments portfolio outperformed the HFRX Equal Weighted Strategies Index return by 1,030 basis points and outperformed the S&P500 Index by 670 basis points during the current period. The performance included a $13.7 million return on the surplus notes, which included net investment income of $2.4 million resulting from the receipt of an interest payment, along with an $11.3 million positive valuation adjustment, resulting primarily from changes in credit spreads. When excluding the $13.7 million positive total return on the surplus notes, the portfolio outperformed the HFRX Equal Weighted Strategies Index return by 130 basis points but underperformed the S&P500 Index by 230 basis points, for the six months ended June 30, 2016. For the six months ended June 30, 2015, our other investments portfolio underperformed the HFRX Equal Weighted Strategies Index by 300 basis points. This underperformance was due to unfavorable results in hedge funds and energy-focused private equity funds.
Liquidity and Capital Resources
Operating Cash and Short-term Investments
Our sources and uses of cash are as follows:
Holding company level. The primary sources of cash for OneBeacon Insurance Group, Ltd. (OneBeacon Ltd.) and certain of our intermediate holding company subsidiaries are expected to be distributions and tax sharing payments received from our insurance operating subsidiaries, capital raising activities, net investment income, and proceeds from sales and maturities of holding company investments. The primary uses of cash are expected to be interest payments on our debt obligations, repurchases and retirements of our debt obligations, dividend payments on our common shares, common share repurchases, purchases of investments, payments made to tax authorities, contributions to our operating subsidiaries, and holding company operating expenses.
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

Our top tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company (ASIC), has the ability to pay dividends to its immediate parent during any 12-month period without the prior approval of regulatory authorities in an amount set by formula based on the lesser of net investment income, as defined by statute, or 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus and subject to dividends paid in prior periods. Based upon the formula described above, most recently calculated as of March 31, 2016, ASIC has the ability to pay $29.8 million of dividends during 2016 without prior approval of regulatory authorities. As of March 31, 2016, ASIC had $631.9 million of statutory surplus and $71.5 million of earned surplus. During the six months ended June 30, 2016, ASIC paid $26.5 million of dividends to its immediate parent.
The Company is in the process of seeking regulatory approval of the redomestication of ASIC from New York, its current state of domicile, to Pennsylvania. Under the existing dividend capacity formula, most recently calculated as of December 31, 2015, for the Commonwealth of Pennsylvania, which is the greater of 10% of policyholder surplus or net income of the previous year, ASIC would have the ability to pay $62.2 million of dividends in 2016 if it were to be redomesticated to Pennsylvania. In April 2016, a dividend paid by ASIC to the Company of $26.5 million, reduced the $62.2 million calculated under the Pennsylvania dividend capacity formula. The Company anticipates receiving regulatory approval for the redomestication during the second half of 2016, however, there is no guarantee that this approval will be granted.
During 2016, Split Rock has the ability to pay dividends and make distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $37.4 million, which is equal to 15% of its December 31, 2015 statutory capital and surplus. As of December 31, 2015, Split Rock had $249.5 million of statutory capital and surplus. During the six months ended June 30, 2016, Split Rock paid $25.0 million of dividends to its immediate parent.
During the six months ended June 30, 2016, our unregulated insurance operating subsidiaries paid $4.7 million of dividends to their immediate parent. As of June 30, 2016, our unregulated insurance operating subsidiaries held $100.4 million of net unrestricted cash, short-term investments, fixed maturity investments, and other investments which included surplus notes which had a fair value of $62.8 million.
As described in Note 14—"Common Shareholders' Equity" to the accompanying consolidated financial statements, during the six months ended June 30, 2016 and 2015, we declared and paid dividends totaling $39.6 million and $40.0 million, respectively, to our common shareholders.
As of June 30, 2016, OneBeacon Ltd. and its intermediate holding company subsidiaries held $94.6 million of net unrestricted cash, short-term investments and fixed maturity investments and $26.3 million of common equity securities outside of its regulated and unregulated insurance operating subsidiaries.
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

The following table illustrates our consolidated insurance float position and two operational leverage ratios based on insurance float as of June 30, 2016 and December 31, 2015:

($ in millions)	June 30, 2016		December 31, 2015
Loss and LAE reserves	$1,376.6		$1,389.8
Unearned premiums	556.4		560.3
Ceded reinsurance payable	23.9		29.8
Funds held under insurance contracts	140.9		137.7
Insurance liabilities	$2,097.8		$2,117.6

Cash in regulated insurance and reinsurance subsidiaries	$24.9		$43.9
Reinsurance recoverable on paid and unpaid losses	183.5		193.5
Premiums receivable	238.9		219.0
Deferred acquisition costs	105.2		100.7
Ceded unearned premiums	34.5		29.5
Insurance assets	$587.0		$586.6
Insurance float	$1,510.8		$1,531.0
Insurance float as a multiple of total capital	1.2	x	1.2	x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.5	x	1.5	x
During the six months ended June 30, 2016, insurance float decreased by $20.2 million, primarily due to the slight contraction of our insurance operations.
Financing
Debt
The following table summarizes our debt to capital ratio at June 30, 2016 and December 31, 2015:

($ in millions)	June 30, 2016	December 31, 2015
Senior Notes, carrying value	$273.0	$272.9
Non-controlling interest	3.7	3.6
OneBeacon's common shareholders' equity	1,022.2	1,000.9
Total capital	$1,298.9	$1,277.4
Ratio of debt to total capital	21.0%	21.4%
We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
On September 29, 2015, the Company and OneBeacon Holdings, Inc. (OBH), as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and including BMO Harris Bank N.A. as an additional lender, which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (Credit Facility). As of June 30, 2016, the Credit Facility was undrawn.
The Credit Facility contains various affirmative, negative and financial covenants which OneBeacon considers to be customary for such borrowings, including certain minimum net worth and maximum debt to capitalization standards. These covenants can restrict the Company, OBH and their respective subsidiaries in several ways, including their ability to incur additional indebtedness. An uncured breach of these covenants could result in an event of default under the Credit Facility, which would allow lenders to declare any amounts owed under the Credit Facility to be immediately due and payable.
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

The 2012 Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limit the ability of the Company and OBH to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company or OBH must adhere. In addition, a failure by the Company, OBH or their respective subsidiaries to pay principal and interest on covered debt, where such failure results in the acceleration of at least $75.0 million of the principal amount of covered debt, could trigger the acceleration of the 2012 Senior Notes.

Interest payments on the 2012 Senior Notes totaled $6.3 million for both the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, the Company and OBH were in compliance with all of the covenants under the 2012 Senior Notes and the Credit Facility, and anticipate they will continue to remain in compliance with these covenants for the foreseeable future.
Effective January 1, 2016, the Company adopted ASU 2015-03, Imputation of Interest (ASC 835), which requires debt issuance costs to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. OneBeacon has applied the guidance retrospectively and as a result has reclassified $1.9 million of debt issuance costs from other assets, reflecting these amounts as reduction from the related debt.
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
In December 2015, the lease agreement with Fifth Third expired and the Company purchased the leased assets under the agreement with a remaining book value of $1.3 million for a nominal fee. At the end of the lease term with US Bancorp on December 31, 2016, the Company will purchase the leased furniture and equipment assets for a nominal fee, and all rights, title and interest will transfer back to it. As of June 30, 2016 and December 31, 2015, the Company had a capital lease obligation of $0.7 million and $1.7 million, respectively, included within other liabilities and a capital lease asset of $1.8 million and $2.4 million, respectively, included within other assets.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 6.7 million of its Class A common shares. During the six months ended June 30, 2016, 850,349 shares were repurchased under the share repurchase authorization for $10.6 million at an average share price of $12.42. No shares were repurchased under the share repurchase authorization during the six months ended June 30, 2015. The amount of authorization remaining is $75.0 million as of June 30, 2016.
During the six months ended June 30, 2016 and 2015, the Company repurchased 64,981 and 112,051 common shares, respectively, for $0.9 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively, to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above. During the six months ended June 30, 2016, no restricted shares were forfeited, with 1,500 such forfeitures occurring during the six months ended June 30, 2015.
Cash Flows
Detailed information concerning our cash flows during the six months ended June 30, 2016 and 2015 follows:
Cash flows from operations for the six months ended June 30, 2016 and 2015
For the six months ended June 30, 2016, net cash flows used for operations were $17.3 million compared to net cash flows provided by operations of $42.5 million for the six months ended June 30, 2015. Net cash flows relating to continuing operations decreased primarily due to higher payments related to various incentive programs relative to the prior year period, as well as lower premium collections.
Other Liquidity and Capital Resource Activities
During the six months ended June 30, 2016, we made payments with respect to our long-term incentive compensation plans totaling $9.3 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 167,300 performance shares, 126,900 performance units, and 3,825,000 long-term cash awards for the 2013-2015 performance cycle.
During the six months ended June 30, 2015, we made payments with respect to our long-term incentive compensation plans totaling $8.6 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 181,290 performance shares, 129,100 performance units, and 3,965,000 long-term cash awards for the 2012-2014 performance cycle.
Cash flows from investing and financing activities for the six months ended June 30, 2016 and 2015
Financing and Other Capital Activities
During the six months ended June 30, 2016 and 2015, we declared and paid $39.6 million and $40.0 million, respectively, of regular quarterly cash dividends to holders of OneBeacon's common shares.
During the six months ended June 30, 2016, we repurchased and retired 850,349 shares of our Class A common stock for $10.6 million at an average share price of $12.42 under the board authorization referred to above. No shares were repurchased under the board authorization during the three months ended June 30, 2015.
During the six months ended June 30, 2016 and 2015, the Company repurchased 64,981 and 112,051 common shares, respectively, for $0.9 million and $1.6 million, respectively, to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorization referred to above.
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
Critical Accounting Estimates
Refer to the Company's 2015 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of June 30, 2016, there were no material changes to our critical accounting estimates.
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
Refer to our 2015 Annual Report on Form 10-K and in particular Item 7A — "Quantitative and Qualitative Disclosures About Market Risk." As of June 30, 2016, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required financial disclosure.
The Company's management, with the participation of the CEO and CFO (the principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of June 30, 2016, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. During the quarter ended June 30, 2016, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Deutsche Bank Litigation
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon and OneBeacon-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the LBO. The Court granted an omnibus motion to dismiss the Noteholders Action in September 2013 and plaintiffs appealed. On March 29, 2016, a three judge panel of the U.S Second Circuit Court of Appeals affirmed the dismissal of the Noteholders Action. On July 22, 2016, the Plaintiff's petition to the Second Circuit for reconsideration or for a rehearing en banc was denied in full. The Plaintiffs have 90 days in which to file for a writ of certiorari, seeking review in the United States Supreme Court.

In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of June 30, 2016, as the amount of loss, if any, cannot be reasonably estimated.
ITEM 1A.        RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2015 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2016, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the three months ended June 30, 2016, no shares were repurchased under the share repurchase authorization. As of June 30, 2016, an aggregate of 6.7 million Class A common shares were repurchased for $125.0 million under this authorization and retired. The amount of authorization remaining is $75.0 million as of June 30, 2016.

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
101.1*
The following financial information from OneBeacon Insurance Group, Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations and Comprehensive Income, Three and Six Months Ended June 30, 2016 and 2015; (iii) Consolidated Statements of Common Shareholders' Equity, Six Months Ended June 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Filed Herewith

**	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.
Date: August 3, 2016	By:	/s/ JOHN C. TREACY
John C. Treacy Chief Accounting Officer and Treasurer*

*Executing as both the Chief Accounting Officer and a duly authorized officer of the Company