Form 10-Q
period 2016-09-30
OneBeacon Insurance Group, Ltd.
filed 2016-11-02
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2016, 22,592,731 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

($ in millions, except per share amounts)	September 30, 2016	December 31, 2015
Assets	(Unaudited)
Investment Securities:
Fixed maturity investments, at fair value (amortized cost: $2,144.0 in 2016 and $2,078.3 in 2015)	$2,170.9	$2,080.5
Short-term investments, at amortized cost (which approximates fair value)	75.5	69.2
Common equity securities, at fair value (amortized cost: $177.0 in 2016 and $295.0 in 2015)	188.9	298.7
Other investments, at fair value (amortized cost: $120.8 in 2016 and $135.6 in 2015)	149.6	143.0
Total investment securities	2,584.9	2,591.4
Cash	133.5	95.2
Reinsurance recoverables	185.8	193.5
Premiums receivable	263.0	219.0
Deferred acquisition costs	99.9	100.7
Ceded unearned premiums	35.1	29.5
Net deferred tax asset	119.5	140.2
Investment income accrued	9.7	10.1
Accounts receivable on unsettled investment sales	43.7	30.5
Other assets	173.5	192.5
Total assets	$3,648.6	$3,602.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,362.0	$1,389.8
Unearned premiums	603.2	560.3
Funds held under insurance contracts	156.2	137.7
Ceded reinsurance payable	28.2	29.8
Debt	273.1	272.9
Accounts payable on unsettled investment purchases	19.8	—
Other liabilities	170.7	207.6
Total liabilities	2,613.2	2,598.1
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Preference shares (Par value $0.01; 80,000,000 authorized shares; none issued or outstanding)	—	—
Common shares and paid-in surplus (Class A: par value $0.01; 200,000,000 authorized shares; 22,592,731 and 23,334,502 issued and outstanding)(Class B: par value $0.01; 200,000,000 authorized shares; 71,754,738 issued and outstanding for both periods)	1,012.5	1,022.0
Retained earnings (deficit)	23.9	(15.9)
Accumulated other comprehensive loss	(4.7)	(5.2)
Total OneBeacon's common shareholders' equity	1,031.7	1,000.9
Total noncontrolling interests	3.7	3.6
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,035.4	1,004.5
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$3,648.6	$3,602.6

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
($ in millions, except per share amounts)	2016	2015	2016	2015
Revenues
Earned premiums	$277.9	$281.4	$827.9	$887.3
Net investment income	11.8	12.4	38.3	33.0
Net realized and change in unrealized investment gains	15.5	(29.9)	56.8	(29.7)
Net other revenues (expenses)	1.8	3.9	3.5	(0.4)
Total revenues	307.0	267.8	926.5	890.2
Expenses
Loss and loss adjustment expenses	162.8	167.5	501.3	527.9
Policy acquisition expenses	55.1	53.8	154.8	161.2
Other underwriting expenses	49.4	56.4	155.6	165.2
General and administrative expenses	3.5	3.7	10.9	12.0
Interest expense	3.3	3.2	9.8	9.7
Total expenses	274.1	284.6	832.4	876.0
Pre-tax income (loss) from continuing operations	32.9	(16.8)	94.1	14.2
Income tax (expense) benefit	(4.6)	3.5	6.1	1.0
Net income (loss) from continuing operations	28.3	(13.3)	100.2	15.2
Loss from discontinued operations, net of tax	—	(0.1)	—	(0.4)
Gain from sale of discontinued operations, net of tax	—	—	—	0.3
Net income (loss), including noncontrolling interests	28.3	(13.4)	100.2	15.1
Less: Net income attributable to noncontrolling interests	—	—	(1.0)	(1.0)
Net income (loss) attributable to OneBeacon's common shareholders	28.3	(13.4)	99.2	14.1
Other comprehensive income, net of tax	0.3	0.2	0.5	0.6
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$28.6	$(13.2)	$99.7	$14.7

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted
Net income (loss) from continuing operations, per share	$0.30	$(0.14)	$1.05	$0.15
Net income (loss) attributable to OneBeacon's common shareholders per share	$0.30	$(0.14)	$1.05	$0.15
Dividends declared and paid per OneBeacon's common share	$0.21	$0.21	$0.63	$0.63

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

		OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
($ in millions)	Common shares outstanding	Common shares and paid-in surplus	Retained earnings	AOCI	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
Balances at January 1, 2016	95,089,240	$1,022.0	$(15.9)	$(5.2)	$1,000.9	$3.6	$1,004.5
Comprehensive income:
Net income	—	—	99.2	—	99.2	1.0	100.2
Other comprehensive income, net of tax	—	—	—	0.5	0.5	—	0.5
Total comprehensive income	—	—	99.2	0.5	99.7	1.0	100.7
Amortization of restricted share awards	—	2.0	—	—	2.0	—	2.0
Issuance of common shares	173,559	—	—	—	—	0.1	0.1
Repurchase and retirement of common shares	(915,330)	(11.5)	—	—	(11.5)	—	(11.5)
Dividends		—	(59.4)	—	(59.4)	(1.0)	(60.4)
Balances at September 30, 2016	94,347,469	$1,012.5	$23.9	$(4.7)	$1,031.7	$3.7	$1,035.4

		OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
($ in millions)	Common shares outstanding	Common shares and paid-in surplus	Retained earnings (deficit)	AOCI	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
Balances at January 1, 2015	95,296,387	$1,023.7	$27.3	$(5.2)	$1,045.8	$3.5	$1,049.3
Comprehensive income:
Net income	—	—	14.1	—	14.1	1.0	15.1
Other comprehensive income, net of tax	—	—	—	0.6	0.6	—	0.6
Total comprehensive income	—	—	14.1	0.6	14.7	1.0	15.7
Amortization of restricted share awards	—	1.5	—	—	1.5	—	1.5
Issuance of common shares	81,000	—	—	—	—	0.1	0.1
Repurchase and retirement of common shares	(113,551)	(1.6)	—	—	(1.6)	—	(1.6)
Dividends		—	(60.0)	—	(60.0)	(1.1)	(61.1)
Balances at September 30, 2015	95,263,836	$1,023.6	$(18.6)	$(4.6)	$1,000.4	$3.5	$1,003.9

   See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
($ in millions)	2016	2015
Cash flows from operations:
Net income including noncontrolling interests	$100.2	$15.1
Charges (credits) to reconcile net income to cash flows provided from operations:
Net loss from discontinued operations	—	0.4
Net gain from sale of discontinued operations	—	(0.3)
Net realized and change in unrealized investment gains	(56.8)	29.7
Net adjustment to gain on sale of business	(0.5)	3.7
Deferred income tax expense (benefit)	22.3	(14.2)
Other operating items:
Net change in loss and LAE reserves	(27.8)	85.2
Net change in unearned premiums	42.9	37.4
Net change in ceded unearned premium	(5.6)	(23.4)
Net change in premiums receivable	(44.0)	(27.3)
Net change in reinsurance recoverables on paid and unpaid losses	7.7	(63.0)
Net change in funds held under reinsurance contracts	—	32.5
Net change in funds held under insurance contracts	18.5	19.3
Net change in ceded reinsurance payable	(1.6)	9.7
Net change in other assets and liabilities	(1.2)	22.0
Net cash provided from operations—continuing operations	54.1	126.8
Net cash used for operations—discontinued operations	—	(0.4)
Net cash provided from operations	54.1	126.4
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(6.4)	101.9
Maturities of fixed maturity investments	345.9	196.8
Sales of fixed maturity investments	424.1	511.2
Sales of common equity securities	278.1	294.4
Return of capital and distributions of other investments	9.6	30.5
Purchases of fixed maturity investments	(843.5)	(971.6)
Purchases of common equity securities	(154.9)	(278.2)
Contributions for other investments	(0.7)	(3.6)
Net change in unsettled investment purchases and sales	6.6	21.3
Proceeds from sale of property and equipment	—	56.8
Net acquisitions of property and equipment	(2.3)	(10.9)
Net cash provided from (used for) investing activities	56.5	(51.4)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(59.4)	(60.0)
Repurchases and retirements of common stock	(11.5)	(1.8)
Payments on capital lease obligation	(1.4)	(3.5)
Net cash used for financing activities	(72.3)	(65.3)
Net increase in cash during period	38.3	9.7
Cash balance at beginning of period	95.2	87.0
Cash balance at end of period	$133.5	$96.7
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
On December 23, 2014, OneBeacon completed the sale of its run-off business to a subsidiary of Armour Group Holdings Limited (“Armour”). See Note 2—"Acquisitions and Dispositions" and Note 15—"Discontinued Operations." The run-off business included the results of OneBeacon's non-specialty commercial lines business as well as the vast majority of asbestos and environmental reserves (the “Runoff Business,” the sale of which is referred to as the “Runoff Transaction”). The Runoff Business has been presented as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 and in the consolidated statement of cash flows for the nine months ended September 30, 2016 and 2015.
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
Recently Adopted Changes in Accounting Principles
Business Combinations - Measurement Period Adjustments
Effective January 1, 2016, OneBeacon adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires adjustments to provisional amounts recorded in connection with a business combination that are identified during the measurement period to be recorded in the reporting period in which the adjustment amounts are determined, rather than as retroactive adjustments to prior periods. OneBeacon has not recognized any adjustments to estimated purchase accounting amounts for the year to date period ended September 30, 2016 and accordingly, there was no effect to OneBeacon's financial statements upon adoption.

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
Share-Based Compensation Awards
On January 1, 2016, OneBeacon adopted ASU 2014-12, Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASC 718). The new guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. Compensation cost is to be recognized in the period when it becomes probable the performance target will be achieved in an amount equal to the compensation cost attributable to the periods for which service has been rendered. Adoption did not have a significant effect on OneBeacon's financial position, results of operations, cash flows, presentation or disclosures.
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
Recently Issued Accounting Pronouncements
Cash Flow Statement
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASC 230). The new guidance addresses the classification and presentation of certain items, including debt prepayment and extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees, for which there was diversity in practice. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. OneBeacon does not expect the adoption of this guidance to have a material impact on its consolidated statement of cash flows.
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
Leases
On February 25, 2016, the FASB issued ASU 2016-02, Leases (ASC 842). The new guidance requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. Under existing guidance recognition of lease assets and liabilities is not required for operating leases. The lease assets and liabilities to be recognized are both measured initially based on the present value of the lease payments. Under the new guidance, a sale-leaseback transaction must meet the recognition criteria under ASC 606, Revenues in order to be accounted for as a sale. The new guidance is effective for OneBeacon for years beginning after December 15, 2018, including interim periods therein. OneBeacon is evaluating the expected impact of this new guidance and available adoption methods.
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
Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company ("Essentia"), which wrote the collector cars and boats business, to Markel Corporation ("Markel"). During the first quarter of 2015, the Company recognized in net other revenues (expenses) a $3.7 million negative adjustment to the pre-tax gain on sale of Essentia in connection with an assessment from the Michigan Catastrophic Claims Association ("MCCA") payable to Markel Corporation pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia.
During the three months ended September 30, 2016, the Company recognized in net other revenues (expenses) a $0.5 million positive adjustment to the pre-tax gain on sale of Essentia resulting from recoveries upon the resolution of a matter relating to the MCCA.
Except as described above, during the three and nine months ended September 30, 2016 and 2015, there were no significant acquisitions or dispositions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves
Loss and LAE reserve summary
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Gross beginning balance	$1,376.6	$1,350.8	$1,389.8	$1,342.2
Less beginning reinsurance recoverables on unpaid losses	(162.8)	(147.1)	(186.0)	(161.6)
Net beginning loss and LAE reserves	1,213.8	1,203.7	1,203.8	1,180.6
Loss and LAE incurred relating to:
Current year losses	162.8	167.5	485.9	529.7
Prior year losses	—	—	15.4	(1.8)
Total incurred loss and LAE	162.8	167.5	501.3	527.9
Loss and LAE paid relating to:
Current year losses	(53.7)	(50.6)	(112.8)	(115.4)
Prior year losses	(130.3)	(107.4)	(399.7)	(379.9)
Total loss and LAE payments	(184.0)	(158.0)	(512.5)	(495.3)
Net ending loss and LAE reserves	1,192.6	1,213.2	1,192.6	1,213.2
Plus ending reinsurance recoverables on unpaid losses	169.4	214.2	169.4	214.2
Gross ending loss and LAE reserves	$1,362.0	$1,427.4	$1,362.0	$1,427.4
Loss and LAE development
Loss and LAE development—2016
During the three months ended September 30, 2016, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves as modest unfavorable reserve development, primarily in Ocean Marine was offset by modest favorable reserve development driven by Entertainment and Accident.
During the nine months ended September 30, 2016, OneBeacon experienced $15.4 million net unfavorable loss and LAE reserve development on prior accident year reserves. The unfavorable loss and LAE reserve development was primarily driven by Healthcare as discussed below, and to a lesser extent, unfavorable development in the Architects and Engineers sub-line within Other Professional Lines as well as unfavorable development in Programs primarily as a result of two larger auto-related accounts in addition to unfavorable development in several other businesses. This unfavorable development was partially offset by favorable development in Technology, Accident and Financial Services, as well as a few other businesses.
Healthcare Unfavorable Development
During the nine months ended September 30, 2016, Healthcare recorded $31.1 million of adverse prior accident year development, including $10.0 million in the first quarter of 2016 in the complex risk sub-line, which provides professional liability coverage to hospitals, physicians, and physician groups as well as physicians' extended reporting period coverage, and $20.0 million in the second quarter of 2016 as a result of increasing claim frequency, as well as higher than expected paid and case activity, most notably within the senior living sub-line, which provides medical malpractice and general liability insurance for extended care facilities, including assisted living, memory care and continuing care facilities. As a result of the continuing loss activity experienced in this sub-line, an in-depth claim file review was performed which confirmed that the increased case incurred activity was driven by frequency, especially in the more recent prior accident years, as opposed to other potential considerations such as changes in claims-handling practices. In addition, a thorough actuarial review was completed, including analysis of the results of enhancements made to the predictive model deployed in the senior living sub-line. Adverse financial results were primarily observed in high-risk categories of business and in difficult geographic venues identified by the predictive model data. As a result of these analyses, management increased its best estimate of prior accident year losses, and increased its loss provisions for the current accident year based on the updated actuarial indications. In addition, also within the Healthcare underwriting operating segment, there were two large claims within the managed care errors and omissions sub-line related to unexpected outcomes from mediation and extended costs associated with claim defense, which contributed to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves

unfavorable development in prior accident years. There was $1.1 million of additional prior accident year reserve development related to Healthcare recorded in the third quarter of 2016 related to the complex risk sub-line.
Loss and LAE development—2015
During the three months ended September 30, 2015, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves, as favorable development from several businesses, most notably Technology, Specialty Property and Collector Cars and Boats was offset by unfavorable development primarily due to an increase in large and small claims in Entertainment, and to a lesser extent, unusually heavy activity of both large and small claims in Ocean Marine, and also Programs.
During the nine months ended September 30, 2015, OneBeacon experienced $1.8 million of net favorable loss and LAE reserve development on prior accident year reserves, primarily attributable to favorable development from Technology, and to a lesser extent, from Specialty Property, Crop, Surety, Collector Cars and Boats and Government Risks. This favorable development was mostly offset by significant unfavorable development due to several large losses and small to mid-sized claims in Entertainment, and to a lesser extent, losses in Inland Marine business as well as Tuition Reimbursement and Programs.
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
Reinsurance Recoverables
As of September 30, 2016, OneBeacon had reinsurance recoverables on paid losses of $16.4 million and reinsurance recoverables on unpaid losses of $169.4 million. As reinsurance contracts do not relieve OneBeacon of its obligations, collectability of balances due from reinsurers is critical to OneBeacon's financial strength. The following table summarizes Standard & Poor's Financial Services, LLC ("Standard & Poor's") ratings for OneBeacon's reinsurers, excluding industry pools and associations, based upon reinsurance recoverable amounts on paid and unpaid losses and LAE:

	Balance at September 30, 2016	% of total
Standard & Poor's Rating(1):	($ in millions)
AA	$48.5	26%
A	113.0	61%
BBB, Not Rated and Other(2)	24.3	13%
Total reinsurance recoverables	$185.8	100%
_______________________________________________________________________________
(1) Standard & Poor's ratings as detailed above are "AA" (Very strong), "A" (Strong) and "BBB" (Adequate).
(2) Includes reinsurance recoverable on unpaid losses from Bedivere of $18.5 million.

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
Other investments primarily include surplus notes, private equity funds and hedge funds. OneBeacon measures its investments in private equity funds and hedge funds at fair value with changes therein reported in total revenues as net realized and change in unrealized investment gains. Surplus notes provided in conjunction with the financing of the Runoff Transaction are measured at their estimated fair value based on discounted expected cash flows, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains. Other investments also include an investment in a community reinvestment vehicle which is accounted for at fair value, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains, and a tax advantaged federal affordable housing development fund which is accounted for under the proportional amortization method.
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
During the third quarter of 2016, OneBeacon began investing in high-yield fixed maturity investments. The fair value of high-yield investments held as of September 30, 2016 was $62.4 million. The returns for this asset type are classified as fixed maturity investments, although management considers the risk profile to be more similar to common equity securities and other investments.
OneBeacon's net investment income is comprised primarily of interest income associated with fixed maturity investments and dividend income from its equity investments.
Net investment income for the three and nine months ended September 30, 2016 and 2015 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Fixed maturity investments	$12.0	$11.2	$36.3	$31.7
Short-term investments	0.1	—	0.2	—
Common equity securities	0.9	1.3	2.4	4.4
Other investments(1)	0.1	0.7	3.1	0.7
Gross investment income	13.1	13.2	42.0	36.8
Less external investment expenses	(1.3)	(0.8)	(3.7)	(3.8)
Net investment income, pre-tax	$11.8	$12.4	$38.3	$33.0
_______________________________________________________________________________
(1) Includes an interest payment on the surplus notes of $2.4 million received in the nine months ended September 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The composition of net realized investment gains and losses consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Fixed maturity investments	$2.5	$0.4	$1.5	$2.3
Common equity securities	6.3	(3.7)	5.3	30.7
Other investments	(1.4)	(1.0)	(4.2)	7.4
Net realized investment gains (losses), pre-tax	$7.4	$(4.3)	$2.6	$40.4
The net changes in net unrealized gains for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three months ended September 30, 2016			Nine months ended September 30, 2016
($ in millions)	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in unrealized gains reflected in revenues	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in fair value reflected in revenues
Fixed maturity investments	$(2.3)	$—	$(2.3)	$24.7	$—	$24.7
Common equity securities	3.8	—	3.8	8.1	—	8.1
Other investments	6.6	—	6.6	21.4	—	21.4
Net change, pre-tax	$8.1	$—	$8.1	$54.2	$—	$54.2

	Three months ended September 30, 2015			Nine months ended September 30, 2015
($ in millions)	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in unrealized gains reflected in revenues	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in fair value reflected in revenues
Fixed maturity investments	$0.7	$—	$0.7	$(1.8)	$—	$(1.8)
Common equity securities	(19.3)	—	(19.3)	(50.2)	0.2	(50.0)
Other investments	(7.0)	—	(7.0)	(18.3)	—	(18.3)
Net change, pre-tax	$(25.6)	$—	$(25.6)	$(70.3)	$0.2	$(70.1)
The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of September 30, 2016 and December 31, 2015 were as follows:

($ in millions)	September 30, 2016	December 31, 2015
Investment securities:
Gross unrealized investment gains	$72.8	$46.5
Gross unrealized investment losses	(5.3)	(33.2)
Total net unrealized investment gains, pre-tax	67.5	13.3
Income taxes	(22.0)	(6.5)
Total net unrealized investment gains, after-tax	$45.5	$6.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency gains and losses and carrying values of OneBeacon's fixed maturity investments as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$54.1	$0.1	$—	$—	$54.2
Debt securities issued by corporations	725.2	13.3	(0.4)	—	738.1
Municipal obligations	69.4	2.2	(0.1)	—	71.5
Mortgage and asset-backed securities	1,216.0	5.4	(0.9)	—	1,220.5
Foreign government obligations	1.0	0.2	—	—	1.2
Preferred stocks	78.3	7.1	—	—	85.4
Total fixed maturity investments	$2,144.0	$28.3	$(1.4)	$—	$2,170.9

	December 31, 2015
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$85.4	$—	$(0.1)	$—	$85.3
Debt securities issued by corporations	810.8	4.1	(4.5)	—	810.4
Municipal obligations	67.7	1.5	(0.2)	—	69.0
Mortgage and asset-backed securities	1,035.1	1.3	(4.5)	—	1,031.9
Foreign government obligations	1.0	0.2	—	—	1.2
Preferred stocks	78.3	4.4	—	—	82.7
Total fixed maturity investments	$2,078.3	$11.5	$(9.3)	$—	$2,080.5

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net unrealized pre-tax foreign currency gains and losses and carrying values of common equity securities and other investments as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
Common equity securities	$177.1	$13.7	$(1.9)	$—	$188.9
Other investments	120.8	30.8	(2.0)	—	149.6
Total common equity securities and other investments	$297.9	$44.5	$(3.9)	$—	$338.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	December 31, 2015
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
Common equity securities	$295.0	$12.7	$(9.0)	$—	$298.7
Other investments	135.6	22.3	(14.9)	—	143.0
Total common equity securities and other investments	$430.6	$35.0	$(23.9)	$—	$441.7

As of September 30, 2016 and December 31, 2015, the Company held unrestricted collateral from its customers, primarily relating to its surety business, of $156.2 million and $137.7 million, respectively, which is included in cash and invested assets. The obligation to return these funds is classified as funds held under insurance contracts in the consolidated balance sheets.
The following table summarizes the credit ratings(1) of the debt securities issued by corporations owned by OneBeacon as of September 30, 2016 and December 31, 2015:

	at Fair value
($ in millions)	September 30, 2016	December 31, 2015
AA	$64.4	$42.7
A	204.4	265.4
BBB	415.0	502.3
BB	49.4	—
B	4.9	—
Debt securities issued by corporations	$738.1	$810.4
_______________________________________________________________________________
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor’s Financial Services LLC (“Standard and Poor’s”) and 2) Moody’s Investor Service (“Moody’s”).
Fair value measurements
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). Quoted prices in active markets for identical assets or liabilities have the highest priority ("Level 1"), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities ("Level 2") and unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority ("Level 3"). As of September 30, 2016 and December 31, 2015, approximately 91% and 92%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

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
Debt securities issued by corporations: The fair value of debt securities issued by corporations is determined from an evaluated pricing process that uses information from market sources and integrates relative credit information, observed market movements, and sector news. Key inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including sector, coupon, quality ratings, duration, credit enhancements, early redemption features and market research publications.
Municipal obligations: The fair value of municipal obligations is determined from an evaluated pricing process that uses information from market makers, broker-dealers, buy-side firms, and analysts along with general market information. Key inputs include benchmark yields, reported trades, issuer financial statements, material event notices and new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including type, coupon, credit quality ratings, duration, credit enhancements, geographic location and market research publications.
Mortgage and asset-backed securities: The fair value of mortgage and asset backed securities is determined from an evaluated pricing process that uses information from market sources and leveraging similar securities. Key inputs include benchmark yields, reported trades, underlying tranche cash flow data, collateral performance, plus new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including issuer, vintage, loan type, collateral attributes, prepayment speeds, default rates, recovery rates, cash flow stress testing, credit quality ratings and market research publications.
Foreign government obligations: The fair value of foreign government obligations is determined from an evaluated pricing process that uses feeds from data sources in each respective country, including active market makers and inter-dealer brokers. Key inputs include benchmark yields, reported trades, broker-dealer quotes, two-sided markets, benchmark securities, bids, offers, local exchange prices, foreign exchange rates and reference data including coupon, credit quality ratings, duration and market research publications.
Preferred stocks: The fair value of preferred stocks is determined from an evaluated pricing process that calculates the appropriate spread over a comparable security for each issue. Key inputs include exchange prices (underlying and common stock of same issuer), benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

securities, bids, offers, and reference data including sector, coupon, credit quality ratings, duration, credit enhancements, early redemption features and market research publications.
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
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as net asset value as prescribed by ASU 2015-07. In the event OneBeacon believes that its estimate of net asset value differs from that reported by the fund due to illiquidity or other factors, OneBeacon will adjust reported net asset value to more appropriately represent the fair value of its interest in the investment. As of September 30, 2016 and December 31, 2015, OneBeacon recorded negative adjustments of $5.8 million and $2.5 million, respectively, to the reported net asset value of certain investments in private equity funds.
As of both September 30, 2016 and December 31, 2015, other investments reported at fair value represented approximately 5% of the total investment portfolio and consisted of the following:

($ in millions)	September 30, 2016	December 31, 2015
Hedge funds(1)	$17.6	$16.4
Private equity funds(2)	33.3	46.1
Total hedge funds and private equity funds	50.9	62.5
Surplus notes (par value $101.0)(3)	71.5	51.5
Investment in community reinvestment vehicle	14.4	14.3
Total other investments(4)	$136.8	$128.3
_______________________________________________________________________________

(1)	Consists of 4 hedge funds as of both September 30, 2016 and December 31, 2015.

(2)	Consists of 18 private equity funds as of September 30, 2016 and 17 private equity funds as of December 31, 2015.

(3)
The increase in the fair value of the surplus notes during the nine months ended September 30, 2016 was driven primarily by the narrowing of non-investment grade credit spreads as well as the time value of money benefit generated by moving nine months closer to modeled cash receipts, partially offset by the impact of an interest payment received in the first quarter of 2016.

(4)
Excludes the carrying value of $12.8 million and $14.7 million as of September 30, 2016 and December 31, 2015, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

The largest investment in a single hedge fund or private equity fund was $14.2 million and $12.9 million as of September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016 and December 31, 2015, OneBeacon held one private preferred stock that represented approximately 84% and 85%, respectively, of its preferred stock portfolio. OneBeacon used quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value; this security is classified as a Level 3 measurement.
Surplus Notes
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes, which had a fair value of $71.5 million and $51.5 million as of September 30, 2016 and December 31, 2015, respectively. The surplus notes, issued by one of the transferred entities, Bedivere (“Issuer”), were in the form of both seller priority and pari passu notes.
The internal valuation model used to estimate the fair value is based on discounted expected cash flows using information as of the measurement date. The estimated fair value of the surplus notes is sensitive to changes in U.S. treasury rates and public corporate debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes – based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. An interest payment of $2.4 million was received in the nine months ended September 30, 2016. The Company has assumed for estimating value purposes that subsequent interest payouts will begin in year five (2020) and principal repayments begin on a graduating basis in year ten (2025) for the seller priority note and year fifteen (2030) for the pari passu note. Although these variables involve

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

considerable judgment, the Company does not currently expect any resulting changes in the estimated value of the surplus notes to be material to its financial position.
Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value of the surplus notes as of September 30, 2016 and December 31, 2015:

	Type of Surplus Note		Total as of September 30, 2016
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	5.2	(4.4)	0.8
Regulatory approval(2)	(4.2)	(11.7)	(15.9)
Liquidity adjustment(3)	(9.9)	(4.5)	(14.4)
Total	(8.9)	(20.6)	(29.5)
Fair value(4)	$49.0	$22.5	$71.5

	Type of Surplus Note		Total as of December 31, 2015
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	(0.4)	(14.7)	(15.1)
Regulatory approval(2)	(11.7)	(12.5)	(24.2)
Liquidity adjustment(3)	(7.8)	(2.4)	(10.2)
Total	(19.9)	(29.6)	(49.5)
Fair value	$38.0	$13.5	$51.5
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

(4)
The increase in the fair value of the surplus notes during the nine months ended September 30, 2016 was driven primarily by the narrowing of non-investment grade credit spreads as well as the time value of money benefit generated by moving nine months closer to modeled cash receipts, partially offset by the impact of an interest payment received in the first quarter of 2016.

Fair value measurements by level
The following tables summarize the Company's fair value measurements for investments as of September 30, 2016 and December 31, 2015 by level. The major security types were based on the legal form of the securities. OneBeacon has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing asset-backed securities vary depending on the nature of the issuing entity type. OneBeacon further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, OneBeacon has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications the Company uses to evaluate investment risk and performance against commonly used benchmarks, such as the Barclays U.S. Intermediate Aggregate and S&P 500 indices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

($ in millions)	Fair value at September 30, 2016	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$54.2	$54.2	$—	$—
Debt securities issued by corporations:
Consumer	184.2	—	184.2	—
Healthcare	118.9	—	118.9	—
Industrial	115.2	—	115.2	—
Financials	107.4	—	107.4	—
Communications	53.8	—	53.8	—
Energy	48.2	—	48.2	—
Utilities	45.9	—	45.9	—
Technology	35.2	—	35.2	—
Basic materials	29.3	—	29.3	—
Debt securities issued by corporations	738.1	—	738.1	—
Municipal obligations	71.5	—	71.5	—
Mortgage and asset-backed securities	1,220.5	—	1,186.6	33.9
Foreign government obligations	1.2	0.6	0.6	—
Preferred stocks	85.4	—	13.8	71.6
Fixed maturity investments	2,170.9	54.8	2,010.6	105.5
Short-term investments	75.5	75.5	—	—
Common equity securities:
Exchange traded funds(1)	78.3	55.6	22.7	—
Consumer	22.4	22.4	—	—
Healthcare	22.1	22.1	—	—
Technology	20.4	20.4	—	—
Communications	15.8	15.8	—	—
Financials	13.3	13.3	—	—
Industrial	11.1	11.1	—	—
Energy	5.5	5.5	—	—
Common equity securities	188.9	166.2	22.7	—
Other investments(2)(3)	136.8	—	—	85.9
Total(1)(2)	$2,572.1	$296.5	$2,033.3	$191.4
_______________________________________________________________________________

(1)	ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated as level 2 measurements.

(2)
Excludes the carrying value of $12.8 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of September 30, 2016.

(3)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds of $50.9 million measured at fair value for which NAV is generally the practical expedient are no longer classified within the fair value hierarchy.

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

(3)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds of $62.5 million measured at fair value for which NAV is generally the practical expedient are no longer classified within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Rollforwards of Fair Value Measurements by Level
The following tables summarize the changes in OneBeacon’s fair value measurements by level for the three and nine months ended September 30, 2016 and 2015:

			Level 3 Investments
($ in millions)	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Other investments(1)	NAV investments(2)	Total(1)(2)(3)
Balance at January 1, 2016	$363.3	$1,945.9	$70.0	$65.8	$62.5	$2,507.5
Amortization/accretion	—	(3.2)	—	—	—	(3.2)
Net realized and unrealized gains	5.6	12.5	0.5	0.4	(2.4)	16.6
Purchases	98.2	187.0	—	—	0.4	285.6
Sales	(158.4)	(216.8)	—	—	(3.0)	(378.2)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at March 31, 2016	$308.7	$1,925.4	$70.5	$66.2	$57.5	$2,428.3
Amortization/accretion	—	(2.9)	—	—	—	(2.9)
Net realized and unrealized gains	(2.1)	12.1	0.7	10.9	3.1	24.7
Purchases	38.5	221.2	13.9	—	0.2	273.8
Sales	(75.5)	(153.6)	—	—	(4.1)	(233.2)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at June 30, 2016	$269.6	$2,002.2	$85.1	$77.1	$56.7	$2,490.7
Amortization/accretion	—	(3.3)	—	—	—	(3.3)
Net realized and unrealized gains	9.2	0.8	0.3	8.8	(3.6)	15.5
Purchases	52.9	352.7	34.1	—	0.3	440.0
Sales	(110.7)	(333.1)	—	—	(2.5)	(446.3)
Transfers in	—	14.0	—	—	—	14.0
Transfers out	—	—	(14.0)	—	—	(14.0)
Balance at September 30, 2016	$221.0	$2,033.3	$105.5	$85.9	$50.9	$2,496.6
_______________________________________________________________________________

(1)
Excludes the carrying value of $12.8 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of September 30, 2016.

(2)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds measured generally using the NAV practical expedient are no longer classified within the fair value hierarchy.

(3)	Excludes short-term investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

			Level 3 Investments
($ in millions)	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Other investments(1)	NAV investments(2)	Total(1)(2)(3)
Balance at January 1, 2015	$358.7	$1,692.1	$74.0	$79.6	102.4	$2,306.8
Amortization/accretion	—	(2.9)	—	—	—	(2.9)
Net realized and unrealized gains	5.5	7.3	0.3	3.1	(1.9)	14.3
Purchases	62.4	208.7	28.4	—	1.4	300.9
Sales	(75.2)	(175.4)	—	(0.1)	(2.9)	(253.6)
Transfers in	—	2.9	—	—	—	2.9
Transfers out	—	—	(2.9)	—	—	(2.9)
Balance at March 31, 2015	$351.4	$1,732.7	$99.8	$82.6	$99.0	$2,365.5
Amortization/accretion	—	(3.5)	—	—	—	(3.5)
Net realized and unrealized gains	(1.0)	(8.2)	(0.2)	(2.2)	(2.3)	(13.9)
Purchases	350.8	307.4	5.6	0.7	0.4	664.9
Sales	(373.9)	(215.5)	—	(0.5)	(18.6)	(608.5)
Transfers in	—	28.4	—	—	—	28.4
Transfers out	—	—	(28.4)	—	—	(28.4)
Balance at June 30, 2015	$327.3	$1,841.3	$76.8	$80.6	$78.5	$2,404.5
Amortization/accretion	—	(3.6)	—	—	—	(3.6)
Net realized and unrealized gains	(21.5)	0.5	(0.9)	(8.3)	0.3	(29.9)
Purchases	41.4	245.5	—	—	0.4	287.3
Sales	(38.8)	(129.6)	—	—	(2.4)	(170.8)
Transfers in	—	5.6	—	—	—	5.6
Transfers out	—	—	(5.6)	—	—	(5.6)
Balance at September 30, 2015	$308.4	$1,959.7	$70.3	$72.3	$76.8	$2,487.5
_______________________________________________________________________________

(1)
Excludes the carrying value of $15.2 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of September 30, 2015.

(2)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds generally measured using the NAV practical expedient are no longer classified within the fair value hierarchy.

(3)	Excludes short-term investments.
“Transfers out” of Level 3 fixed maturity investments for the nine months ended September 30, 2016 were comprised of $10.3 million of residential mortgage-backed securities and $3.7 million of other asset-backed securities, all of which were recategorized as Level 2 measurements when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available. “Transfers out” of Level 3 fixed maturity investments for the nine months ended September 30, 2015 were comprised of $18.1 million of residential mortgage backed securities, $10.3 million of commercial mortgage backed securities, $5.6 million of asset backed securities and $2.9 million of debt securities issued by corporations, all of which were recategorized as Level 2 measurements when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available. There were no “Transfers in” to Level 3 for the nine months ended September 30, 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the change in net pre-tax unrealized gains or losses for assets designated as Level 3 for the nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Fixed maturity investments	$0.3	$(0.9)	$1.5	$(0.8)
Other investments	8.7	(8.3)	20.0	(7.5)
Total	$9.0	$(9.2)	$21.5	$(8.3)
Significant Unobservable Inputs
As previously described, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing methodologies and both observable and unobservable inputs. The following summarizes significant unobservable inputs used in estimating the fair value of fixed maturity and other investments classified within Level 3, as of September 30, 2016 and December 31, 2015.

($ in millions)	As of September 30, 2016
Description	Fair Value (in millions)	Rating(1)	Valuation Technique	Unobservable Inputs	Input
Preferred stock(2)	$71.6	N/R	Discounted cash flow	Discount yield	6.2%
Surplus notes:					11.9%
- Seller priority note	$49.0	N/R	Discounted cash flow	Discount rate(3)	9.5%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	10 years
- Pari passu note	$22.5	N/R	Discounted cash flow	Discount rate(5)	15.8%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	15 years
Non-agency residential mortgage-backed securities(2)	$33.9	AAA	Broker pricing	Broker quote

($ in millions)	As of December 31, 2015
Description	Fair Value (in millions)	Rating(1)	Valuation Technique	Unobservable Inputs	Input
Preferred stock(2)	$70.0	N/R	Par value(6)	Issuer's intent to call	$70.0
Surplus notes:					16.1%
- Seller priority note	$38.0	N/R	Discounted cash flow	Discount rate(3)	13.0%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	10 years
- Pari passu note	$13.5	N/R	Discounted cash flow	Discount rate(5)	22.4%
				Timing of interest payments(4)	5 years
				Timing of principal payments(4)	15 years
_________________________________________________________________________

(1)	Credit ratings, if rated, are assigned based on the following hierarchy: 1) Standard & Poor's and 2) Moody's

(2)	As of September 30, 2016 and December 31, 2015, asset type consists of one security.

(3)
Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the seller priority note is roughly equivalent to that of a conventional debt security with a credit rating of ‘B’. The corresponding credit spread was increased by an additional 250 bps to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, which was added to the treasury rate to determine the discount rate for the seller priority note.

(4)
As of September 30, 2016 and December 31, 2015, the Company assumed for the purpose of estimating the fair value that future interest payouts begin in year five (2020) and principal repayments begin on a graduated basis in year ten (2025) for the seller priority note and year fifteen (2030) for the pari passu note.

(5)
Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the pari passu note is roughly equivalent to that of a conventional debt security with a credit rating of ‘CCC’. The corresponding credit spread was increased by an additional 250 bps to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, which was added to the treasury rate to determine the discount rate for the pari passu note.

(6)	Valuation based on issuer's intent as of December 31, 2015 to call the security in the near term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Mortgage and Asset-backed Securities
OneBeacon purchases commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS") to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency CMBS are generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed rate and floating rate CMBS as of September 30, 2016. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of September 30, 2016, none of the underlying loans of the agency and non-agency CMBS were reported as non-performing. OneBeacon did not hold any RMBS categorized as sub-prime as of September 30, 2016. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics).
There are also mortgage-backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of September 30, 2016, OneBeacon did not hold any mortgage-backed securities classified as non-prime. OneBeacon's non-agency RMBS portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, with the exception of $27.0 million of non-agency RMBS resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency RMBS.
The following table summarizes the carrying value of OneBeacon's mortgage and asset-backed securities as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
($ in millions)	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$227.1	$227.1	$—	$220.5	$220.5	$—
FNMA	13.5	13.5	—	1.4	1.4	—
FHLMC	2.1	2.1	—	3.1	3.1	—
Total agency(1)	242.7	242.7	—	225.0	225.0	—
Non-agency:
Residential	138.1	104.2	33.9	132.7	132.7	—
Commercial	113.2	113.2	—	140.4	140.4	—
Total Non-agency	251.3	217.4	33.9	273.1	273.1	—
Total mortgage-backed securities	494.0	460.1	33.9	498.1	498.1	—
Other asset-backed securities:
Credit card receivables	224.6	224.6	—	202.7	202.7	—
Vehicle receivables	380.0	380.0	—	255.6	255.6	—
Other	121.9	121.9	—	75.5	75.5	—
Total other asset-backed securities	726.5	726.5	—	533.8	533.8	—
Total mortgage and asset-backed securities	$1,220.5	$1,186.6	$33.9	$1,031.9	$1,031.9	$—
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guarantee of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of September 30, 2016 are as follows:

	Fair Value	Security Issuance Year
($ in millions)		2004	2005	2006	2008	2010	2011	2012	2013	2014	2015	2016
Total non-agency RMBS	$138.1	$20.2	$6.0	$3.2	$3.0	$8.6	$11.0	$6.0	$11.4	$34.8	$—	$33.9
Total non-agency CMBS	113.2	—	—	—	—	4.6	—	18.3	11.6	23.5	45.9	9.3
Total non-agency	$251.3	$20.2	$6.0	$3.2	$3.0	$13.2	$11.0	$24.3	$23.0	$58.3	$45.9	$43.2
Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of September 30, 2016:

($ in millions)	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Prime	$138.1	$49.9	$88.2	$—
Non-prime	—	—	—	—
Total non-agency RMBS	$138.1	$49.9	$88.2	$—
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
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels of OneBeacon's non-agency CMBS securities are as follows as of September 30, 2016:

($ in millions)	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$101.8	$8.9	$54.7	$38.2
Floating rate CMBS	11.4	—	—	11.4
Total non-agency CMBS	$113.2	$8.9	$54.7	$49.6
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Other Investments
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has generally been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
($ in millions)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity banks and financial	$14.2	$—	$12.8	$—
Other	3.4	—	3.6	—
Total hedge funds	17.6	—	16.4	—
Private equity funds
Energy infrastructure and services	14.2	3.2	20.7	3.4
Multi-sector	10.4	2.0	14.8	2.1
Healthcare	3.8	0.4	3.8	0.4
Private equity secondaries	3.7	2.1	4.4	2.1
Insurance	0.8	0.1	2.0	0.1
Real estate	0.3	0.1	0.4	0.1
Direct lending / mezzanine debt	0.1	7.4	—	—
Total private equity funds	33.3	15.3	46.1	8.2
Total hedge funds and private equity funds	$50.9	$15.3	$62.5	$8.2
Redemptions of investments in certain hedge funds are subject to restrictions including "lock-up" periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. The following summarizes the September 30, 2016 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds Notice Period
($ in millions)	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
Redemption frequency
Monthly	$—	$—	$—	$—	$—
Quarterly	15.2	—	—	—	15.2
Annual	—	—	2.4	—	2.4
Total hedge funds	$15.2	$—	$2.4	$—	$17.6
Certain hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of September 30, 2016, the fair value of OneBeacon's hedge funds in liquidation was $1.0 million. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable as of September 30, 2016.
OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. As of September 30, 2016, redemptions of $2.4 million were outstanding and remain subject to market fluctuations. The date at which such redemptions will be received is not determinable at September 30, 2016. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Investments in private equity funds are generally subject to lock-up periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. As of September 30, 2016, investments in private equity funds were subject to lock-up periods as follows:

($ in millions)	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
Private Equity Funds—expected lock-up period remaining	$20.2	$3.8	$9.2	$0.1	$33.3
NOTE 6. Debt
OneBeacon's debt outstanding as of September 30, 2016 and December 31, 2015 consisted of the following:

($ in millions)	September 30, 2016	December 31, 2015
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.2)	(0.2)
Unamortized issuance costs(1)	(1.7)	(1.9)
Senior unsecured notes, carrying value	$273.1	$272.9
_______________________________________________________________________________
(1) Unamortized issuance costs have been reclassified from other assets to a decrease of the debt liability in accordance with ASU 2015-03, as described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies."
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
Credit Facility
On September 29, 2015, the Company and OBH, as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the "Credit Facility"). As of September 30, 2016, the Credit Facility was undrawn.
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
As of September 30, 2016, OneBeacon was in compliance with all of the covenants under the 2012 Senior Notes and the Credit Facility.

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
Substantially all of the Company's revenue is generated from customers located in the United States.
There have been no material changes to the Company's determination of reportable segments from that reported in the 2015 Annual Report on Form 10-K.
Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
Three months ended September 30, 2016
Earned premiums	$133.1	$144.8	$—	$277.9
Loss and loss adjustment expense	(83.9)	(78.9)	—	(162.8)
Policy acquisition expenses	(27.4)	(27.7)	—	(55.1)
Other underwriting expenses	(20.3)	(29.1)	—	(49.4)
Total underwriting income	1.5	9.1	—	10.6
Net investment income	—	—	11.8	11.8
Net realized and change in unrealized investment gains	—	—	15.5	15.5
Net other revenues	—	0.8	1.0	1.8
General and administrative expenses	—	(0.9)	(2.6)	(3.5)
Interest expense	—	—	(3.3)	(3.3)
Pre-tax income from continuing operations	$1.5	$9.0	$22.4	$32.9

Three months ended September 30, 2015
Earned premiums	$122.9	$158.5	$—	$281.4
Loss and loss adjustment expense	(64.9)	(102.6)	—	(167.5)
Policy acquisition expenses	(25.5)	(28.3)	—	(53.8)
Other underwriting expenses	(24.9)	(31.5)	—	(56.4)
Total underwriting income (loss)	7.6	(3.9)	—	3.7
Net investment income	—	—	12.4	12.4
Net realized and change in unrealized investment gains	—	—	(29.9)	(29.9)
Net other revenues	—	0.9	3.0	3.9
General and administrative expenses	—	(1.0)	(2.7)	(3.7)
Interest expense	—	—	(3.2)	(3.2)
Pre-tax income (loss) from continuing operations	$7.6	$(4.0)	$(20.4)	$(16.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
Nine months ended September 30, 2016
Earned premiums	$393.0	$434.9	$—	$827.9
Loss and loss adjustment expense	(274.4)	(226.9)	—	(501.3)
Policy acquisition expenses	(73.9)	(80.9)	—	(154.8)
Other underwriting expenses	(66.4)	(89.2)	—	(155.6)
Total underwriting income (loss)	(21.7)	37.9	—	16.2
Net investment income	—	—	38.3	38.3
Net realized and change in unrealized investment gains	—	—	56.8	56.8
Net other revenues (expenses)	(0.1)	1.3	2.3	3.5
General and administrative expenses	—	(1.9)	(9.0)	(10.9)
Interest expense	—	—	(9.8)	(9.8)
Pre-tax income (loss) from continuing operations	$(21.8)	$37.3	$78.6	$94.1

Nine months ended September 30, 2015
Earned premiums	$425.5	$461.8	$—	$887.3
Loss and loss adjustment expense	(238.6)	(289.3)	—	(527.9)
Policy acquisition expenses	(76.3)	(84.9)	—	(161.2)
Other underwriting expenses	(73.9)	(91.3)	—	(165.2)
Total underwriting income (loss)	36.7	(3.7)	—	33.0
Net investment income	—	—	33.0	33.0
Net realized and change in unrealized investment gains	—	—	(29.7)	(29.7)
Net other revenues (expenses)	—	1.2	(1.6)	(0.4)
General and administrative expenses	—	(2.0)	(10.0)	(12.0)
Interest expense	—	—	(9.7)	(9.7)
Pre-tax income (loss) from continuing operations	$36.7	$(4.5)	$(18.0)	$14.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
September 30, 2016
Assets
Total investment securities	$—	$—	$2,584.9	$2,584.9
Premiums receivable	103.3	159.7	—	263.0
Reinsurance recoverables(1)	133.9	33.4	18.5	185.8
Deferred acquisition costs	47.8	52.1	—	99.9
Ceded unearned premiums	25.3	9.8	—	35.1
Other assets	1.5	0.3	478.1	479.9
Total Assets	$311.8	$255.3	$3,081.5	$3,648.6

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$759.0	$584.5	$18.5	$1,362.0
Unearned premiums	324.8	278.4	—	603.2
Funds held under insurance contracts	156.2	—	—	156.2
Debt	—	—	273.1	273.1
Other liabilities	—	—	218.7	218.7
Total Liabilities	$1,240.0	$862.9	$510.3	$2,613.2

December 31, 2015
Assets
Total investment securities	$—	$—	$2,591.4	$2,591.4
Premiums receivable	63.0	156.0	—	219.0
Reinsurance recoverables(1)	139.5	33.6	20.4	193.5
Deferred acquisition costs	49.6	51.1	—	100.7
Ceded unearned premiums	19.2	10.3	—	29.5
Other assets	0.9	0.1	467.5	468.5
Total Assets	$272.2	$251.1	$3,079.3	$3,602.6

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$772.2	$597.2	$20.4	$1,389.8
Unearned premiums	288.1	272.2	—	560.3
Funds held under insurance contracts	137.7	—	—	137.7
Debt	—	—	272.9	272.9
Other liabilities	—	—	237.4	237.4
Total Liabilities	$1,198.0	$869.4	$530.7	$2,598.1
_______________________________________________________________________________

(1)
As described in Note 15—"Discontinued Operations," Atlantic Specialty Insurance Company ("ASIC"), the top tier regulated U.S. insurance operating subsidiary of the Company, is ceding to Bedivere 100% of the legacy Runoff Business that was written by ASIC or one of the ongoing entities. As of September 30, 2016 and December 31, 2015, $18.5 million and $20.4 million, respectively, are included in both unpaid loss and loss adjustment expense reserves and reinsurance recoverable included within Investing, Financing, and Corporate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Retirement Plan
OneBeacon previously sponsored the OneBeacon qualified pension plan (the "Qualified Plan"). During the nine months ended September 30, 2016, the Qualified Plan finalized its termination by purchasing group annuity contracts from the Principal Financial Group ("Principal"), and making lump sum distributions to Qualified Plan participants electing such payments, which eliminated the remaining Qualified Plan liability, and also ceased administratively paying claims. As a result of these transactions, the Company recognized an estimated pre-tax pension settlement gain of $3.0 million, inclusive of a $3.2 million (pre-tax) gain representing a pension settlement adjustment recognized during the three months ended September 30, 2016, resulting from a refund from Principal related to the final settlement of the Qualified Plan, and no longer has a projected benefit obligation with respect to the Qualified Plan. The Company transferred $47.1 million of excess invested assets from the Qualified Plan into the trust supporting the OneBeacon 401(k) Savings and Employee Stock Ownership Plan ("KSOP"), which is the Qualified Replacement Plan ("QRP"), during the nine months ended September 30, 2016 (see Note 9—"Employee Share-Based Compensation"), with $12.6 million of excess invested assets remaining in the Qualified Plan trust as of September 30, 2016 in order to wind-down potential post-termination obligations of that plan, as approved by way of a March 2016 private letter ruling from the IRS. The invested assets related to both the legacy Qualified Plan and the QRP are included in other assets and are accounted for at fair value with related income recognized in net other revenues (expenses).
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
The components of net periodic benefit cost for the three and nine months ended September 30, 2016 and 2015 for the Non-qualified Plan and Qualified Plan were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Service cost	$—	$0.3	$0.2	$0.7
Interest cost	0.2	1.2	1.3	3.5
Expected return on plan assets	—	(2.2)	(1.0)	(6.5)
Amortization of unrecognized loss	0.3	0.3	0.8	0.9
Net periodic pension cost (income)	0.5	(0.4)	1.3	(1.4)
Settlement gain(1)	(3.2)	—	(3.0)	—
Total net periodic benefit income	$(2.7)	$(0.4)	$(1.7)	$(1.4)
_______________________________________________________________________________
(1) Represents the impact of the termination of the Qualified Plan during the three and nine months ended September 30, 2016.
OneBeacon anticipates contributing $2.1 million to the Non-qualified Plan in 2016, for which OneBeacon has assets held in a rabbi trust. During the three and nine months ended September 30, 2016, the Company contributed $0.6 million and $1.6 million, respectively, to the Non-qualified Plan.
OneBeacon also had a post-employment benefit liability related to death benefits to beneficiaries of former executives that are no longer employed by the Company of $12.4 million and $12.5 million as of September 30, 2016 and December 31, 2015, respectively. OneBeacon has set aside funds to satisfy its obligation in a rabbi trust of $29.4 million and $33.9 million as of September 30, 2016 and December 31, 2015, respectively. During the three months ended September 30, 2016, the Company transferred $5.5 million out of the rabbi trust into OneBeacon corporate assets in response to the overfunding of the Rabbi Trust and which was allowed under the trust agreement and supported by multiple external actuarial valuations.
NOTE 9. Employee Share-Based Incentive Compensation Plans
OneBeacon's share-based compensation plans include performance shares, restricted shares and restricted stock units ("RSUs"), which are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. Performance shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

and restricted stock units are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OneBeacon's deferred compensation plan. Restricted shares vest either annually in equal installments over the specified service period or cliff-vest in full after the 2 to 3-year service period, depending on the award. OneBeacon expenses the full cost of all its share-based compensation over the requisite service period. The Company recognized expense related to its share-based compensation plans, including the KSOP plan, of $2.7 million and $1.8 million for the three months ended September 30, 2016 and 2015, respectively, and $7.9 million and $6.5 million for the nine months ended September 30, 2016 and 2015, respectively.
Performance Shares
The following summarizes performance share activity for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016		2015
($ in millions)	Target Performance Shares outstanding	Accrued expense	Target Performance Shares outstanding	Accrued expense
Beginning of period	441,206	$1.0	462,147	$2.4
Payments and deferrals	—	—	—	—
New awards	—	—	—	—
Forfeitures and net change in assumed forfeitures	—	—	—	—
Expense (income) recognized	—	0.3	—	(0.3)
End of period	441,206	$1.3	462,147	$2.1

	Nine months ended September 30,
	2016		2015
($ in millions)	Target Performance Shares outstanding	Accrued expense	Target Performance Shares outstanding	Accrued expense
Beginning of period	449,435	$1.4	517,470	$3.4
Payments and deferrals(1)	(167,300)	(0.7)	(181,290)	(1.5)
New awards	163,150	—	154,887	—
Forfeitures and net change in assumed forfeitures	(4,079)	—	(28,920)	—
Expense recognized	—	0.6	—	0.2
End of period	441,206	$1.3	462,147	$2.1
_______________________________________________________________________________

(1)
Performance share payments in 2016 for the 2013-2015 performance cycle were based upon a performance factor of 24.3%. Performance share payments in 2015 for the 2012-2014 performance cycle were based upon a performance factor of 45.7%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

The following summarizes performance shares outstanding and accrued performance share expense at September 30, 2016 for each performance cycle:

($ in millions)	Target OB Performance Shares outstanding	Accrued expense
Performance cycle:
2014 — 2016	142,710	$—
2015 — 2017	146,659	0.7
2016 — 2018	163,150	0.6
Subtotal	452,519	1.3
Assumed forfeitures	(11,313)	—
Total at September 30, 2016	441,206	$1.3
All performance shares cliff vest on December 31 of the last year in the cycle. If 100% of the outstanding performance shares had been vested on September 30, 2016, the total additional compensation cost to be recognized would have been $2.3 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) at September 30, 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

The following summarizes restricted shares activity for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016		2015
($ in millions)	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Beginning of period	395,872	$3.5	390,950	$3.5
New awards	—	—	—	—
Forfeitures	—	—	—	—
Vested	—	—	—	—
Expense recognized	—	(0.7)	—	(0.5)
End of period	395,872	$2.8	390,950	$3.0

	Nine months ended September 30,
	2016		2015
($ in millions)	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Beginning of period	382,722	$2.5	612,500	$3.5
New awards	170,650	2.3	75,950	1.1
Forfeitures	—	—	(1,500)	—
Vested	(157,500)	—	(296,000)	—
Expense recognized	—	(2.0)	—	(1.6)
End of period	395,872	$2.8	390,950	$3.0
Restricted shares that vested during the nine months ended September 30, 2016 and 2015 had a grant date fair value of $2.1 million and $4.3 million, respectively. No shares vested during the three months ended September 30, 2016 or 2015. As of September 30, 2016, unrecognized compensation expense of $2.8 million related to restricted stock awards is expected to be recognized over a weighted-average period of 0.7 years.
Restricted Stock Units
During the nine months ended September 30, 2016, 233,461 RSUs were issued, of which 219,112 were outstanding as of September 30, 2016. The RSUs are scheduled to cliff vest in full on December 31, 2018, at which time the RSUs will be paid out in cash or shares at the discretion of the Compensation Committee. During the nine months ended September 30, 2015, 215,698 RSUs were issued, of which 177,409 were outstanding as of September 30, 2016. The expense associated with the RSUs, which is being recognized over the vesting period, was $0.5 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $1.4 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively.
Share-Based Compensation under Qualified Retirement Plans
OneBeacon sponsors a defined contribution plan, the KSOP which includes an employee stock ownership component. OneBeacon has recorded $1.2 million and $1.4 million in compensation expense to pay benefits and allocate common shares to participants' accounts for the three months ended September 30, 2016 and 2015, respectively, and $3.9 million and $4.1 million for the nine months ended September 30, 2016 and 2015, respectively. As discussed in Note 8—"Retirement Plans," $47.1 million was transferred to the KSOP plan trust during the nine months ended September 30, 2016 and will be used to fund future contributions.
As of September 30, 2016 and December 31, 2015, the KSOP owned less than 3% of either of the total White Mountains common shares outstanding or the total Company common shares outstanding. All common shares held by the KSOP are considered outstanding for earnings per share computations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
OneBeacon's income tax expense related to pre-tax income from continuing operations for the three months ended September 30, 2016 represented a net effective tax rate of 14.0% and a net effective tax benefit of 20.8% for the three months ended September 30, 2015. OneBeacon's income tax expense related to pre-tax income from continuing operations for the nine months ended September 30, 2016 and 2015 represented a net effective tax benefit of 6.5% and 7.0%, respectively. The effective tax rates for the three and nine months ended September 30, 2016 and 2015, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate.
The rate for the nine months ended September 30, 2016 was impacted by a $3.5 million favorable settlement of the 2010-2012 IRS exam and by a $12.8 million favorable settlement of the 2007-2009 IRS exam, as further described below. For the three months ended September 30, 2016 and 2015, the effective tax rate on non-U.S. income was 0.4% and 2.9%, respectively, and for the nine months ended September 30, 2016 and 2015 the effective tax rate on non-U.S. income was 0.6% and 1.7%, respectively
In arriving at the effective tax rate for the three and nine months ended September 30, 2016 and 2015, OneBeacon forecasted all income and expense items including the realized and change in unrealized investment gains for the years ending December 31, 2016 and 2015, and included these gains in the effective tax rate calculation.
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
On January 19, 2016, OneBeacon received a Form 870-AD (Offer to Waive Restrictions on Assessment and Collection Tax Deficiency and to Accept Overassessment) from the IRS Appeals Office relating to the examination of tax years 2007, 2008 and 2009. All disputed items have now been agreed to and resolved with the Joint Committee on Taxation. As the receipt of the Form 870-AD described above represents formal settlement, OneBeacon recorded a tax benefit of $12.8 million in the first quarter of 2016 related to tax years 2007, 2008 and 2009.
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
As of September 30, 2016 and December 31, 2015, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $277.8 million and $276.4 million, respectively. As described in Note 6—"Debt", the net carrying

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. Fair Value of Financial Instruments

value of the 2012 Senior Notes was $273.1 million and $272.9 million as of September 30, 2016 and December 31, 2015, respectively. The fair value measurement of the 2012 Senior Notes is classified as Level 2 in the valuation hierarchy and determined based on the closing market price at the end of the fiscal quarter.
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
OneBeacon evaluates its exposure to non-claims related litigation and arbitration and establishes accruals for litigation and arbitration if it is probable that a loss has been incurred and it can be reasonably estimated. Disclosure of litigation and arbitration is made if it is probable that a loss has been incurred or if there is a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of claims and non-claims related litigation and arbitration, and the amount or range of potential loss at any particular time, is often inherently uncertain, management does not believe that the ultimate outcome of such claims and non-claims related litigation and arbitration will have a material adverse effect on OneBeacon's financial position, full year results of operations, or cash flows.
The following summarizes significant ongoing non-claims related litigation or arbitration as of September 30, 2016:
Deutsche Bank Litigation
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon and OneBeacon-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the LBO. The Court granted an omnibus motion to dismiss the Noteholders Action in September 2013 and plaintiffs appealed. On March 29, 2016, a three judge panel of the U.S Second Circuit Court of Appeals affirmed the dismissal of the Noteholders Action. On July 22, 2016, the Plaintiff's petition to the Second Circuit for reconsideration or for a rehearing en banc was denied in full. On September 9, 2016 the Plaintiffs filed for a writ of certiorari, seeking review in the United States Supreme Court.
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of September 30, 2016, as the amount of loss, if any, cannot be reasonably estimated.

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
The following table outlines the Company's computation of earnings per share for net income (loss) from continuing operations attributable to OneBeacon's common shareholders for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Earnings (losses) attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income (loss) from continuing operations attributable to OneBeacon's common shareholders	$28.3	$(13.3)	$99.2	$14.2
Allocation of income for participating unvested restricted common shares	(0.1)	—	(0.4)	(0.1)
Dividends paid on participating restricted common shares	(0.1)	(0.1)	(0.2)	(0.2)
Total allocation to restricted common shares	(0.2)	(0.1)	(0.6)	(0.3)
Net income (loss) from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$28.1	$(13.4)	$98.6	$13.9

Undistributed (over-distributed) net earnings (in millions):
Net income (loss) from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$28.1	$(13.4)	$98.6	$13.9
Dividends paid, net of restricted common share amounts	(19.7)	(19.9)	(59.2)	(59.8)
Total undistributed (over-distributed) net earnings, net of restricted common share amounts	$8.4	$(33.3)	$39.4	$(45.9)

Earnings (loss) per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	94.4	95.3	94.4	95.3
Weighted average unvested restricted common shares(1)	(0.4)	(0.4)	(0.4)	(0.5)
Basic and diluted earnings (loss) per share denominator	94.0	94.9	94.0	94.8

Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income (loss) from continuing operations attributable to OneBeacon's common shareholders	$0.30	$(0.14)	$1.05	$0.15
Dividends declared and paid	(0.21)	(0.21)	(0.63)	(0.63)
Undistributed (over-distributed) earnings	$0.09	$(0.35)	$0.42	$(0.48)
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the nine months ended September 30, 2016, 850,349 shares were repurchased under the share repurchase authorization for $10.6 million at an average share price of $12.42. No shares were repurchased under the share repurchase authorization during the nine months ended September 30, 2015. The amount of authorization remaining is $75.0 million as of September 30, 2016.
During the nine months ended September 30, 2016 and 2015, the Company repurchased 64,981 and 112,051 common shares, respectively, for $0.9 million and $1.6 million for the nine months ended September 30, 2016 and 2015, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above. During the nine months ended September 30, 2016, no restricted shares were forfeited, with 1,500 such forfeitures occurring during the nine months ended September 30, 2015.
Dividends on Common Shares
During the nine months ended September 30, 2016 and 2015 the Company declared and paid cash dividends to OneBeacon shareholders of $0.63 per common share for a total of $59.4 million and $60.0 million, respectively.
Accumulated Other Comprehensive Loss
The pre-tax components of the Company's other comprehensive income and the related tax expense are as follows:

	Nine months ended September 30,
($ in millions)	2016	2015
Net change in benefit plan assets and obligations	$0.7	$0.9
Income tax expense	(0.2)	(0.3)
Net change in benefit plan assets and obligations, net of tax	$0.5	$0.6
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
The vast majority of the gross and net Runoff Business unpaid loss and LAE reserves were included in the entities that were transferred to Armour. As of September 30, 2016 and December 31, 2015, gross loss and LAE reserves of $18.5 million and $20.4 million, respectively, related to the Runoff Business were ceded to Bedivere, an indirect wholly-owned subsidiary of Armour, by way of a 100% quota share agreement with ASIC.
Summary of Results of Operations
There was no gain or loss related to discontinued operations for the three or nine months ended September 30, 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH, as well as any draw made by OBH on the Credit Facility, which was undrawn as of September 30, 2016. The following tables present OneBeacon's consolidating balance sheets as of September 30, 2016 and December 31, 2015 and statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet As of September 30, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$2,170.9	$—	$—	$2,170.9
Short-term investments, at amortized cost (which approximates fair value)	2.4	71.3	1.8	—	75.5
Common equity securities, at fair value	—	188.9	—	—	188.9
Other investments	—	149.6	—	—	149.6
Total investment securities	2.4	2,580.7	1.8	—	2,584.9
Cash	—	130.4	3.1	—	133.5
Reinsurance recoverables	—	185.8	—	—	185.8
Premiums receivable	—	263.0	—	—	263.0
Deferred acquisition costs	—	99.9	—	—	99.9
Ceded unearned premiums	—	35.1	—	—	35.1
Net deferred tax asset	—	119.4	—	0.1	119.5
Investment income accrued	—	9.7	—	—	9.7
Accounts receivable on unsettled investment sales	—	43.7	—	—	43.7
Investments in subsidiaries	1,028.9	—	992.2	(2,021.1)	—
Other assets	0.5	170.0	3.0	—	173.5
Total assets	$1,031.8	$3,637.7	$1,000.1	$(2,021.0)	$3,648.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,362.0	$—	$—	$1,362.0
Unearned premiums	—	603.2	—	—	603.2
Funds held under insurance contracts	—	156.2	—	—	156.2
Ceded reinsurance payable	—	28.2	—	—	28.2
Debt	—	—	273.1	—	273.1
Accounts payable on unsettled investment purchases	—	19.8	—	—	19.8
Other liabilities	0.1	161.2	9.4	—	170.7
Total liabilities	0.1	2,330.6	282.5	—	2,613.2
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,031.7	1,303.4	717.6	(2,021.0)	1,031.7
Total noncontrolling interests	—	3.7	—	—	3.7
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,031.7	1,307.1	717.6	(2,021.0)	1,035.4
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,031.8	$3,637.7	$1,000.1	$(2,021.0)	$3,648.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Balance Sheet As of December 31, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$2,074.6	$5.9	$—	$2,080.5
Short-term investments, at amortized cost (which approximates fair value)	4.4	64.1	0.7	—	69.2
Common equity securities, at fair value	—	298.7	—	—	298.7
Other investments	—	143.0	—	—	143.0
Total investment securities	4.4	2,580.4	6.6	—	2,591.4
Cash	—	94.6	0.6	—	95.2
Reinsurance recoverables	—	193.5	—	—	193.5
Premiums receivable	—	219.0	—	—	219.0
Deferred acquisition costs	—	100.7	—	—	100.7
Ceded unearned premiums	—	29.5	—	—	29.5
Net deferred tax asset	—	140.1	—	0.1	140.2
Investment income accrued	—	10.1	—	—	10.1
Accounts receivable on unsettled investment sales	—	30.5	—	—	30.5
Investments in subsidiaries	996.9	—	951.3	(1,948.2)	—
Other assets	0.5	190.6	1.4	—	192.5
Total assets	$1,001.8	$3,589.0	$959.9	$(1,948.1)	$3,602.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,389.8	$—	$—	$1,389.8
Unearned premiums	—	560.3	—	—	560.3
Funds held under insurance contracts	—	137.7	—	—	137.7
Ceded reinsurance payable	—	29.8	—	—	29.8
Debt	—	—	272.9	—	272.9
Other liabilities	0.9	200.6	6.1	—	207.6
Total liabilities	0.9	2,318.2	279.0	—	2,598.1
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,000.9	1,267.2	680.9	(1,948.1)	1,000.9
Total noncontrolling interests	—	3.6	—	—	3.6
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,000.9	1,270.8	680.9	(1,948.1)	1,004.5
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,001.8	$3,589.0	$959.9	$(1,948.1)	$3,602.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Three months ended September 30, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$277.9	$—	$—	$277.9
Net investment income	—	11.8	—	—	11.8
Net realized and change in unrealized investment gains	—	15.5	—	—	15.5
Net other revenues	—	1.8	—	—	1.8
Total revenues	—	307.0	—	—	307.0
Expenses
Loss and loss adjustment expenses	—	162.8	—	—	162.8
Policy acquisition expenses	—	55.1	—	—	55.1
Other underwriting expenses	—	49.4	—	—	49.4
General and administrative expenses	0.9	2.5	0.1	—	3.5
Interest expense	—	—	3.3	—	3.3
Total expenses	0.9	269.8	3.4	—	274.1
Pre-tax income (loss) from continuing operations	(0.9)	37.2	(3.4)	—	32.9
Income tax (expense) benefit	—	(5.8)	1.2	—	(4.6)
Net income (loss) from continuing operations	(0.9)	31.4	(2.2)	—	28.3
Loss from discontinued operations, net of tax	—	—	—	—	—
Income (loss) before equity in earnings of unconsolidated affiliates	(0.9)	31.4	(2.2)	—	28.3
Equity in earnings of subsidiaries, net of tax	29.2	—	17.4	(46.6)	—
Net income including noncontrolling interests	28.3	31.4	15.2	(46.6)	28.3
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to OneBeacon's common shareholders	28.3	31.4	15.2	(46.6)	28.3
Other comprehensive income, net of tax	0.3	—	0.3	(0.3)	0.3
Comprehensive income attributable to OneBeacon's common shareholders	$28.6	$31.4	$15.5	$(46.9)	$28.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income (Loss) Three months ended September 30, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$281.4	$—	$—	$281.4
Net investment income	—	12.4	—	—	12.4
Net realized and change in unrealized investment gains	—	(29.9)	—	—	(29.9)
Net other revenues	—	3.9	—	—	3.9
Total revenues	—	267.8	—	—	267.8
Expenses
Loss and loss adjustment expenses	—	167.5	—	—	167.5
Policy acquisition expenses	—	53.8	—	—	53.8
Other underwriting expenses	—	56.4	—	—	56.4
General and administrative expenses	0.9	2.7	0.1	—	3.7
Interest expense	—	—	3.2	—	3.2
Total expenses	0.9	280.4	3.3	—	284.6
Pre-tax loss from continuing operations	(0.9)	(12.6)	(3.3)	—	(16.8)
Income tax (expense) benefit	—	4.1	(0.6)	—	3.5
Net loss from continuing operations	(0.9)	(8.5)	(3.9)	—	(13.3)
Loss from discontinued operations, net of tax	—	(0.1)	—	—	(0.1)
Net loss before equity in earnings of unconsolidated affiliates	(0.9)	(8.6)	(3.9)	—	(13.4)
Equity in earnings of subsidiaries, net of tax	(12.5)	—	(7.7)	20.2	—
Net loss including noncontrolling interests	(13.4)	(8.6)	(11.6)	20.2	(13.4)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net loss attributable to OneBeacon's common shareholders	(13.4)	(8.6)	(11.6)	20.2	(13.4)
Other comprehensive income, net of tax	0.2	—	0.2	(0.2)	0.2
Comprehensive loss attributable to OneBeacon's common shareholders	$(13.2)	$(8.6)	$(11.4)	$20.0	$(13.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Nine months ended September 30, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$827.9	$—	$—	$827.9
Net investment income	—	38.3	—	—	38.3
Net realized and change in unrealized investment gains	—	56.8	—	—	56.8
Net other revenues	—	3.5	—	—	3.5
Total revenues	—	926.5	—	—	926.5
Expenses
Loss and loss adjustment expenses	—	501.3	—	—	501.3
Policy acquisition expenses	—	154.8	—	—	154.8
Other underwriting expenses	—	155.6	—	—	155.6
General and administrative expenses	3.3	7.3	0.3	—	10.9
Interest expense	—	—	9.8	—	9.8
Total expenses	3.3	819.0	10.1	—	832.4
Pre-tax income (loss) from continuing operations	(3.3)	107.5	(10.1)	—	94.1
Income tax benefit	—	1.3	4.8	—	6.1
Net income (loss) from continuing operations	(3.3)	108.8	(5.3)	—	100.2
Loss from discontinued operations, net of tax	—	—	—	—	—
Income (loss) before equity in earnings of unconsolidated affiliates	(3.3)	108.8	(5.3)	—	100.2
Equity in earnings of subsidiaries, net of tax	102.5	—	58.1	(160.6)	—
Net income including noncontrolling interests	99.2	108.8	52.8	(160.6)	100.2
Less: Net income attributable to noncontrolling interests	—	(1.0)	—	—	(1.0)
Net income attributable to OneBeacon's common shareholders	99.2	107.8	52.8	(160.6)	99.2
Other comprehensive income, net of tax	0.5	—	0.5	(0.5)	0.5
Comprehensive income attributable to OneBeacon's common shareholders	$99.7	$107.8	$53.3	$(161.1)	$99.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income (Loss) Nine months ended September 30, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$887.3	$—	$—	$887.3
Net investment income	—	33.0	—	—	33.0
Net realized and change in unrealized investment gains	—	(29.7)	—	—	(29.7)
Net other revenues (expenses)	—	(0.4)	—	—	(0.4)
Total revenues	—	890.2	—	—	890.2
Expenses
Loss and loss adjustment expenses	—	527.9	—	—	527.9
Policy acquisition expenses	—	161.2	—	—	161.2
Other underwriting expenses	—	165.2	—	—	165.2
General and administrative expenses	3.5	8.3	0.2	—	12.0
Interest expense	—	—	9.7	—	9.7
Total expenses	3.5	862.6	9.9	—	876.0
Pre-tax income (loss) from continuing operations	(3.5)	27.6	(9.9)	—	14.2
Income tax (expense) benefit	—	(0.8)	1.8	—	1.0
Net income (loss) from continuing operations	(3.5)	26.8	(8.1)	—	15.2
Loss from discontinued operations, net of tax	—	(0.4)	—	—	(0.4)
Gain from sale of discontinued operations, net of tax	—	0.3	—	—	0.3
Net income (loss) before equity in earnings of unconsolidated affiliates	(3.5)	26.7	(8.1)	—	15.1
Equity in earnings of subsidiaries, net of tax	17.6	—	5.2	(22.8)	—
Net income (loss) including noncontrolling interests	14.1	26.7	(2.9)	(22.8)	15.1
Less: Net income attributable to noncontrolling interests	—	(1.0)	—	—	(1.0)
Net income (loss) attributable to OneBeacon's common shareholders	14.1	25.7	(2.9)	(22.8)	14.1
Other comprehensive income, net of tax	0.6	—	0.6	(0.6)	0.6
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$14.7	$25.7	$(2.3)	$(23.4)	$14.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows Nine months ended September 30, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Cash flows from operations:
Net income (loss) including noncontrolling interests	$99.2	$108.8	$52.8	$(160.6)	$100.2
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed losses from subsidiaries	(102.5)	—	(58.1)	160.6	—
Net realized and change in unrealized investment gains	—	(56.8)	—	—	(56.8)
Net adjustment to gain on sale of business	—	(0.5)	—	—	(0.5)
Deferred income tax expense	—	22.3	—	—	22.3
Dividends received from subsidiaries	71.0	—	—	(71.0)	—
Other operating items:
Net change in loss and LAE reserves	—	(27.8)	—	—	(27.8)
Net change in unearned premiums	—	42.9	—	—	42.9
Net change in ceded unearned premiums	—	(5.6)	—	—	(5.6)
Net change in premiums receivable	—	(44.0)	—	—	(44.0)
Net change in reinsurance recoverables on paid and unpaid losses	—	7.7	—	—	7.7
Net change in funds held under insurance contracts	—	18.5	—	—	18.5
Net change in ceded reinsurance payable	—	(1.6)	—	—	(1.6)
Net change in other assets and liabilities	1.2	(2.0)	(0.4)	—	(1.2)
Net cash provided from (used for) operations	68.9	61.9	(5.7)	(71.0)	54.1
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	2.0	(9.5)	1.1	—	(6.4)
Maturities of fixed maturity investments	—	345.9	—	—	345.9
Sales of fixed maturity investments	—	442.4	24.2	(42.5)	424.1
Sales of common equity securities	—	278.1	—	—	278.1
Return of capital and distributions of other investments	—	9.6	—	—	9.6
Purchases of fixed maturity investments	—	(867.7)	(18.3)	42.5	(843.5)
Purchases of common equity securities	—	(154.9)	—	—	(154.9)
Contributions for other investments	—	(0.7)	—	—	(0.7)
Net change in unsettled investment purchases and sales	—	6.6	—	—	6.6
Net acquisitions of property and equipment	—	(2.3)	—	—	(2.3)
Capital contribution from parent	—	27.3	28.5	(55.8)	—
Net cash provided from investing activities	2.0	74.8	35.5	(55.8)	56.5
Cash flows from financing activities:
Cash dividends paid to common shareholders	(59.4)	—	—		(59.4)
Cash dividends paid to parent	—	(71.0)	—	71.0	—
Capital contribution to subsidiary	—	(28.5)	(27.3)	55.8	—
Repurchases and retirements of common stock	(11.5)	—	—	—	(11.5)
Payments on capital lease obligation	—	(1.4)	—	—	(1.4)
Net cash used for financing activities	(70.9)	(100.9)	(27.3)	126.8	(72.3)
Net increase in cash during period	—	35.8	2.5	—	38.3
Cash balance at beginning of period	—	94.6	0.6	—	95.2
Cash balance at end of period	$—	$130.4	$3.1	$—	$133.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Consolidating Financial Information

Consolidating Statement of Cash Flows Nine months ended September 30, 2015 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Cash flows from operations:
Net income (loss) including noncontrolling interests	$14.1	$26.7	$(2.9)	$(22.8)	$15.1
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed losses from subsidiaries	(17.6)	—	(5.2)	22.8	—
Net loss from discontinued operations	—	0.4	—	—	0.4
Net gain from sale of discontinued operations	—	(0.3)	—	—	(0.3)
Net realized and change in unrealized investment gains	—	29.7	—	—	29.7
Net adjustment to gain on sale of business	—	3.7	—	—	3.7
Deferred income tax benefit	—	(14.2)	—	—	(14.2)
Dividends received from subsidiaries	47.0	39.9	44.9	(131.8)	—
Other operating items:
Net change in loss and LAE reserves	—	85.2	—	—	85.2
Net change in unearned premiums	—	37.4	—	—	37.4
Net change in ceded unearned premiums	—	(23.4)	—	—	(23.4)
Net change in premiums receivable	—	(27.3)	—	—	(27.3)
Net change in reinsurance recoverables on paid and unpaid losses	—	(63.0)	—	—	(63.0)
Net change in funds held under reinsurance contracts	—	32.5	—	—	32.5
Net change in funds held under insurance contracts	—	19.3	—	—	19.3
Net change in ceded reinsurance payable	—	9.7	—	—	9.7
Net change in other assets and liabilities	1.7	13.3	7.0	—	22.0
Net cash provided from operations—continuing operations	45.2	169.6	43.8	(131.8)	126.8
Net cash used for operations—discontinued operations	—	(0.4)	—	—	(0.4)
Net cash provided from operations	45.2	169.2	43.8	(131.8)	126.4
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	16.6	86.6	(1.3)	—	101.9
Maturities of fixed maturity investments	—	196.8	—	—	196.8
Sales of fixed maturity investments	—	422.2	29.7	59.3	511.2
Sales of common equity securities	—	294.4	—	—	294.4
Return of capital and distributions of other investments	—	30.5	—	—	30.5
Purchases of fixed maturity investments	—	(882.4)	(29.9)	(59.3)	(971.6)
Purchases of common equity securities	—	(278.2)	—	—	(278.2)
Contributions for other investments	—	(3.6)	—	—	(3.6)
Net change in unsettled investment purchases and sales	—	21.3	—	—	21.3
Proceeds from sale of property and equipment	—	56.8	—	—	56.8
Net acquisitions of property and equipment	—	(10.9)	—	—	(10.9)
Capital contribution from parent	—	2.2	—	(2.2)	—
Net cash provided from (used for) investing activities	16.6	(64.3)	(1.5)	(2.2)	(51.4)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(60.0)	—	—	—	(60.0)
Cash dividends paid to parent	—	(91.9)	(39.9)	131.8	—
Capital contribution to subsidiary	—	—	(2.2)	2.2	—
Repurchases and retirements of common stock	(1.8)	—	—	—	(1.8)
Payments on capital lease obligation	—	(3.5)	—	—	(3.5)
Net cash used for financing activities	(61.8)	(95.4)	(42.1)	134.0	(65.3)
Net increase in cash during period	—	9.5	0.2	—	9.7
Cash balance at beginning of period	—	87.0	—	—	87.0
Cash balance at end of period	$—	$96.5	$0.2	$—	$96.7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview—Three months ended September 30, 2016 versus three months ended September 30, 2015
We ended the third quarter of 2016 with a book value per share of $10.93, reflecting a 2.9% increase, including a quarterly dividend of $0.21 per share, for the three months ended September 30, 2016.
Net income attributable to OneBeacon's common shareholders was $28.3 million for the third quarter of 2016, compared to a net loss of $13.4 million for the third quarter of 2015. Pre-tax underwriting income of $10.6 million for the third quarter of 2016, reflecting a combined ratio of 96.2%, compared to pre-tax underwriting income of $3.7 million for the third quarter of 2015, reflecting a combined ratio of 98.8%. The pre-tax underwriting results for the third quarter of 2016 were driven by the strong performance of a number of our businesses including the improved performance of Entertainment which was negatively impacted by an increase in large and small claims in the third quarter of 2015. Pre-tax net investment return was $27.3 million for the third quarter of 2016, representing a 1.1% total return on average invested assets, compared to negative $17.5 million for the third quarter of 2015, representing a negative 0.6% total return on average invested assets. The significant increase was driven by a higher return from our common equity securities portfolio due to improved market conditions and a higher return from our other investments portfolio due to a favorable impact from the surplus notes driven by changes in credit spreads.
On July 31, 2015, Monsanto Company sold Climate Crop Insurance Agency (CCIA), the third party agency with which OneBeacon previously had an exclusive managing general agency agreement, to an affiliate of AmTrust Financial Services, Inc. (AmTrust). As a result of the sale, the Company exited the multiple peril crop insurance (MPCI) business and its related crop-hail business (collectively, Crop Business). As a result of the transaction, OneBeacon and CCIA agreed to an early termination of the existing five year agreement. In connection with the termination of the agreement, OneBeacon received a payment of $3.0 million (Crop Transaction Fee). Also related to the transaction, OneBeacon withdrew its 2016 Plan of Operations, which previously authorized it to write MPCI for the 2016 Reinsurance Year, and affiliates of AmTrust agreed to reinsure the Company’s remaining net Crop Business exposure for the 2015 Reinsurance Year under a related 100% quota share reinsurance agreement which, coupled with other transfer and assignment agreements as well as communications with policyholders and agents, had the effect of assumption reinsurance. As a result of this transaction, the Company has no material net exposure related to the Crop Business. During the third quarter of 2015, the Company recorded ceded written premiums of $35.9 million, ceded earned premiums of $16.8 million, ceded loss and loss adjustment expenses of $15.1 million, and ceded insurance acquisition expenses of $2.8 million as a result of this transaction.
During the third quarter of 2016, we recognized a $0.5 million positive adjustment to the pre-tax gain on sale of Essentia Insurance Company (Essentia) related to recoveries upon the resolution of a matter relating to the Michigan Catastrophic Claims Association (MCCA).
Overview—Nine months ended September 30, 2016 versus nine months ended September 30, 2015
We ended the first nine months of 2016 with a book value per share of $10.93, reflecting a 10.0% increase on an internal rate of return basis, including a quarterly dividend of $0.21 per share, for the nine months ended September 30, 2016.
Net income attributable to OneBeacon's common shareholders was $99.2 million for the nine months ended September 30, 2016, compared to net income of $14.1 million for the nine months ended September 30, 2015. Pre-tax underwriting income was $16.2 million for the nine months ended September 30, 2016, reflecting a combined ratio of 98.0%, compared to pre-tax underwriting income of $33.0 million for the nine months ended September 30, 2015, reflecting a combined ratio of 96.3%. Pre-tax underwriting results for the nine months ended September 30, 2016 were adversely impacted by the unfavorable performance of our Healthcare business, discussed below, and to a lesser extent, from our Programs business. This unfavorable performance partially offset the strong underwriting results from most of our other businesses, most notably Accident, and also significant improvement in Entertainment and, to a lesser extent, Ocean Marine and lower underwriting losses in Inland Marine, all of which were negatively impacted by elevated loss activity in the nine months ended September 30, 2015. Pre-tax net investment return was $95.1 million for the nine months ended September 30, 2016, representing a 3.8% total return on average invested assets, compared to $3.3 million for the nine months ended September 30, 2015, representing a 0.3% total return on average invested assets. The significant increase was driven by a higher return from our common equity securities portfolio due to improved market conditions, a higher return from our other investments portfolio due to a favorable impact from the surplus notes driven by changes in credit spreads, and a higher return from our fixed maturity investments portfolio due to interest rate movements for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
During the nine months ended September 30, 2016, Healthcare recorded $31.1 million of adverse prior accident year development, including $10.0 million in the first quarter of 2016 in the complex risk sub-line, which provides professional liability coverage to hospitals, physicians, and physician groups as well as physicians' extended reporting period coverage and $20.0 million in the second quarter of 2016 as a result of increasing claim frequency, as well as higher than expected paid and case activity, most notably within the senior living sub-line, which provides medical malpractice and general liability insurance for extended care facilities, including assisted living, memory care and continuing care facilities. As a result of the continuing loss activity experienced in this sub-line, an in-depth claim file review was performed which confirmed that the increased case incurred activity was driven by frequency, especially in the more recent prior accident years, as opposed to other potential considerations such as changes in claims-handling practices. In addition, a thorough actuarial review was completed, including analysis of the results of enhancements made to the predictive model deployed in the senior living sub-line. Adverse financial results were primarily observed in high-risk categories of business and in difficult geographic venues identified by the predictive model data. As a result of these analyses, management increased its best estimate of prior accident year losses, and increased its loss provisions for the current accident year based on the updated actuarial indications. In addition, also within the Healthcare underwriting operating segment, there were two large claims within the managed care errors and omissions sub-line related to unexpected outcomes from mediation and extended costs associated with claim defense, which contributed to the unfavorable development in prior accident years. There was $1.1 million of additional prior accident year reserve development related to Healthcare recorded in the third quarter of 2016 related to the complex risk sub-line.
As a result of this loss activity for the nine months ended September 30, 2016, we have taken corrective underwriting actions to focus on more desirable risks. As a result primarily of these actions, Healthcare premiums have decreased by $16.7 million for the nine months ended September 30, 2016. In addition, Programs net written premiums decreased by $19.5 million for the nine months ended September 30, 2016, as a result of exiting two larger Programs accounts.
Our net income for the nine months ended September 30, 2016 included a $16.3 million tax benefit resulting from the settlement of IRS examinations for tax years 2007 through 2012. Our net income for the nine months ended September 30, 2015 was adversely impacted by a $3.7 million negative adjustment to the pre-tax gain on the sale of Essentia in connection with an assessment from the MCCA payable to Markel pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia. During the nine months ended September 30, 2016, we recognized a $0.5 million positive adjustment to the pre-tax gain on sale of Essentia related to recoveries upon the resolution of a matter relating to the MCCA.
Book Value Per Share
The following table presents our book value per share:

(in millions except per share amounts)	September 30, 2016	June 30, 2016	December 31, 2015
Numerator
OneBeacon's common shareholders' equity	$1,031.7	$1,022.2	$1,000.9
Denominator
Common shares outstanding(1)	94.3	94.3	95.1
Book value per share(1)	$10.93	$10.83	$10.53

Dividends paid per share, year-to-date	$0.63	$0.42	$0.84
_______________________________________________________________________________

(1)	Common shares outstanding includes unvested restricted shares.

Results of Operations
Review of Consolidated Results
A summary of our consolidated financial results for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Gross written premiums(1)	$351.6	$358.8	$948.1	$1,053.0
Net written premiums(1)	$324.1	$292.9	$865.2	$901.2
Revenues
Earned premiums	$277.9	$281.4	$827.9	$887.3
Net investment income	11.8	12.4	38.3	33.0
Net realized and change in unrealized investment gains	15.5	(29.9)	56.8	(29.7)
Net other revenues (expenses)	1.8	3.9	3.5	(0.4)
Total revenues	307.0	267.8	926.5	890.2
Expenses
Loss and loss adjustment expense (LAE)	162.8	167.5	501.3	527.9
Policy acquisition expenses	55.1	53.8	154.8	161.2
Other underwriting expenses	49.4	56.4	155.6	165.2
General and administrative expenses	3.5	3.7	10.9	12.0
Interest expense	3.3	3.2	9.8	9.7
Total expenses	274.1	284.6	832.4	876.0
Pre-tax income (loss) from continuing operations	32.9	(16.8)	94.1	14.2
Income tax (expense) benefit	(4.6)	3.5	6.1	1.0
Net income (loss) from continuing operations	28.3	(13.3)	100.2	15.2
Loss from discontinued operations, net of tax	—	(0.1)	—	(0.4)
Gain from sale of discontinued operations, net of tax	—	—	—	0.3
Net income (loss) including noncontrolling interests	28.3	(13.4)	100.2	15.1
Less: Net income attributable to noncontrolling interests	—	—	(1.0)	(1.0)
Net income (loss) attributable to OneBeacon's common shareholders	28.3	(13.4)	99.2	14.1
Other comprehensive income, net of tax	0.3	0.2	0.5	0.6
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$28.6	$(13.2)	$99.7	$14.7
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

A summary of our consolidated underwriting income and pre-tax income from continuing operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Earned premiums	$277.9	$281.4	$827.9	$887.3
Loss and LAE	(162.8)	(167.5)	(501.3)	(527.9)
Policy acquisition expenses	(55.1)	(53.8)	(154.8)	(161.2)
Other underwriting expenses	(49.4)	(56.4)	(155.6)	(165.2)
Pre-tax underwriting income	10.6	3.7	16.2	33.0
Net investment income	11.8	12.4	38.3	33.0
Net realized and change in unrealized investment gains	15.5	(29.9)	56.8	(29.7)
Net other revenues (expenses)	1.8	3.9	3.5	(0.4)
General and administrative expenses	(3.5)	(3.7)	(10.9)	(12.0)
Interest expense	(3.3)	(3.2)	(9.8)	(9.7)
Pre-tax income (loss) from continuing operations	$32.9	$(16.8)	$94.1	$14.2
The following table provides our consolidated underwriting ratios for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Underwriting ratios(1)
Loss and LAE	58.6%	59.5%	60.5%	59.5%
Expense	37.6	39.3	37.5	36.8
Total combined ratio	96.2%	98.8%	98.0%	96.3%
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

The impact of certain items to our underwriting ratios was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Favorable) unfavorable impact	2016	2015	2016	2015
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.1 pts	1.1 pts	1.3 pts	1.6 pts
Prior year loss reserve development	—	—	1.9 pts	(0.2) pts
Consolidated Results—Three months ended September 30, 2016 versus three months ended September 30, 2015
Our comprehensive income attributable to OneBeacon's common shareholders was $28.6 million for the third quarter of 2016 compared to a loss of $13.2 million for the third quarter of 2015, with the change driven primarily by a $44.8 million improvement in pre-tax investment results due to higher net realized and change in unrealized gains in our common equity securities and other investment portfolios driven by the factors discussed below in "Summary of Investment Results." Pre-tax underwriting results also increased by $6.9 million in the third quarter of 2016 driven by the strong performance of a number of our businesses including the improved performance of Entertainment which was negatively impacted by an increase in large and small claims in the third quarter of 2015.
Our total revenues of $307.0 million for the third quarter of 2016 increased $39.2 million from $267.8 million for the 2015 period, due to the $44.8 million increase in pre-tax investment results and was partially offset by a decrease in net earned premiums of $3.5 million, or 1.2%, resulting from premium decreases in many of our businesses, primarily in Entertainment and Healthcare, which were partially offset by the prior period impact of ceded earned premiums of $16.8 million from the exit of Crop in the third quarter of 2015.

Written Premiums
Consolidated net written premiums were $324.1 million in the third quarter of 2016, with the increase of 10.7% from the comparative prior year period driven by the impact of ceded written premiums of $35.9 million from the exit of Crop in the prior period and growth at most of our businesses. These increases were partially offset by decreases at several other businesses which included corrective underwriting actions in Programs ($8.9 million), as we have exited two accounts, and in Entertainment ($8.1 million) due to a refinement of our underwriting appetite.
Underwriting Results
Pre-tax underwriting income was $10.6 million for the third quarter of 2016, compared to pre-tax underwriting income of $3.7 million for the third quarter of 2015 driven by the factors discussed below.
Our combined ratio for the third quarter of 2016 of 96.2% reflected a 58.6% loss and LAE ratio and a 37.6% expense ratio, which compared to a combined ratio for the third quarter of 2015 of 98.8%, consisting of a 59.5% loss and LAE ratio and a 39.3% expense ratio.
The 0.9 point decrease in the loss and LAE ratio was comprised of a 0.9 point decrease in current accident year non-catastrophe losses, as 1.1 points of catastrophe losses and no net loss and LAE reserve development on prior accident year reserves for the third quarter of 2016 were both consistent with the third quarter of 2015.
Current accident year non-catastrophe losses for the third quarter of 2016 of $159.9 million, or 57.5 points, compared to $164.4 million, or 58.4 points, for the 2015 period driven by the improved relative performance of many of our businesses, most notably, Ocean Marine, and to a lesser extent, Accident, which more than offset the prior period benefiting from the exit of Crop and the impact of an increased current accident year provision within Healthcare.
There was no net loss and LAE reserve development on prior accident year reserves in the third quarter of 2016, as modest unfavorable reserve development, primarily in Ocean Marine was offset by modest favorable reserve development driven by Entertainment and Accident. There was also no net loss and LAE reserve development on prior accident year reserves in the third quarter of 2015, as favorable development from several businesses, most notably Technology, Specialty Property and Collector Cars and Boats was offset by unfavorable development primarily due to an increase in large and small claims in Entertainment, and to a lesser extent, unusually heavy activity of both large and small claims in Ocean Marine and also Programs.
Catastrophe losses of $2.9 million, or 1.1 points, in the third quarter of 2016, primarily resulting from wind and thunderstorms in the southern United States impacting Ocean Marine and Government Risks, compared to $3.1 million, or 1.1 points, for the third quarter of 2015, primarily resulting from wind and thunderstorms in the southern United States, particularly Texas.
The expense ratio decreased 1.7 points to 37.6% for the third quarter of 2016, compared to 39.3% for the third quarter of 2015, driven by the adverse impact of the Crop exit on the prior period, the favorable current period impact resulting from the final settlement of the OneBeacon qualified pension plan liability, and the continued efforts to reduce controllable expenses including reduced salary expense due to headcount reductions. These favorable changes were partially offset by the unfavorable impact of decreased earned premiums and increased commissions due to business mix in the 2016 period.
Investments
Net investment income decreased to $11.8 million for the third quarter of 2016, compared to $12.4 million for the third quarter of 2015. Net realized and change in unrealized investment gains of $15.5 million were significantly better than the negative $29.9 million in the third quarter of 2015. The significant increase was driven by a higher return from our common equity securities portfolio due to improved market conditions for the third quarter of 2016 compared to the third quarter of 2015, and a higher return from our other investments portfolio due to a positive $8.7 million valuation adjustment on the surplus notes driven by changes in credit spreads for the third quarter of 2016 compared to a negative $8.4 million valuation adjustment for the third quarter of 2015.
Other Revenues (Expenses)
The $2.1 million unfavorable change in other revenues (expenses) compared to the third quarter of 2015 was driven by the prior period benefiting from the $3.0 million Crop Transaction Fee.
Income Taxes
Our income tax expense related to pre-tax income from continuing operations represented a net effective tax rate of 14.0% for the third quarter of 2016 compared to a net effective benefit of 20.8% for the third quarter of 2015. The effective tax rate for the third quarter of 2016 and 2015 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate. The effective tax rate on non-U.S. income for the third quarter of 2016 and 2015 was 0.4% and 2.9%, respectively.
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
For the three months ended September 30, 2016, our net combined ratio was higher than our gross combined ratio by 2.8 points as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses. For the three months ended September 30, 2015, our net combined ratio was lower than our gross combined ratio by 6.8 points as a result of the impact in the quarter of entering into the 100% quota share reinsurance agreements related to the Crop business.
Consolidated Results— Nine months ended September 30, 2016 versus nine months ended September 30, 2015
Our comprehensive income attributable to OneBeacon's common shareholders was $99.7 million for the nine months ended September 30, 2016 compared to $14.7 million for the nine months ended September 30, 2015, with the change driven primarily by a $91.8 million increase in pre-tax investment results due to higher net realized and change in unrealized gains in our common equity securities, other investments and fixed maturity investment portfolios driven by the factors discussed below in "Summary of Investment Results." Additionally, the nine months ended September 30, 2016 included a $16.3 million tax benefit resulting from the settlement of IRS examinations for tax years 2007 through 2012. Partially offsetting these increases were pre-tax underwriting results of $16.2 million for the nine months ended September 30, 2016 compared to $33.0 million for the nine months ended September 30, 2015 as the current period was impacted by the significant underwriting losses in the Healthcare and Programs business units.
Our total revenues of $926.5 million for the nine months ended September 30, 2016 increased $36.3 million from $890.2 million for the nine months ended September 30, 2015, driven by the $91.8 million increase in pre-tax investment results which was partially offset by a decrease in earned premiums of $59.4 million, or 6.7%, driven by decreases at Healthcare, and to a lesser extent, Other Professional Lines and Entertainment.
Written Premiums
Consolidated net written premiums were $865.2 million in the nine months ended September 30, 2016, a decrease of 4.0% from the comparative prior year period. The significant decrease in net written premiums was primarily driven by decreases at Programs ($19.5 million), as we have exited two accounts, Healthcare ($16.7 million), reflecting the impact of corrective underwriting actions and increased competition, and in Entertainment ($17.1 million) due to a refinement of our underwriting appetite.
Underwriting Results
Our pre-tax underwriting income was $16.2 million for the nine months ended September 30, 2016, compared to pre-tax underwriting income of $33.0 million for the nine months ended September 30, 2015 driven by the factors discussed below.
Our combined ratio for the nine months ended September 30, 2016 of 98.0% reflected a 60.5% loss and LAE ratio and a 37.5% expense ratio, which compared to a combined ratio for the nine months ended September 30, 2015 of 96.3%, consisting of a 59.5% loss and LAE ratio and a 36.8% expense ratio.
The 1.0 point increase in the loss and LAE ratio was comprised of a 2.1 point unfavorable change in prior accident year loss reserve development, offset by a 0.8 point decrease in current accident year non-catastrophe losses and a 0.3 point decrease in catastrophe losses.
Current accident year non-catastrophe losses for the nine months ended September 30, 2016 of $475.2 million, or 57.3 points, compared to $515.4 million, or 58.1 points, for the 2015 period driven by the improved relative performance by many of our businesses in the nine months ended September 30, 2016, most notably Ocean Marine, Accident and Inland Marine, which were partially offset by increased current accident year provisions within Healthcare and Programs.
There was 1.9 points of net unfavorable prior year loss and LAE reserve development in the nine months ended September 30, 2016, driven by Healthcare, and to a lesser extent, unfavorable development in the Architects and Engineers sub-line within Other Professional Lines, and Programs as well as other businesses, which was partially offset by favorable development principally in Technology, Accident and Financial Services. This compared with $1.8 million, or 0.2 points, of net favorable prior year loss and LAE reserve development for the nine months ended September 30, 2015 primarily attributable to favorable development from Technology, and to a lesser extent, from Specialty Property, Crop, Surety, Collector Cars and

Boats and Government Risks. This favorable development was mostly offset by unfavorable development due to several large losses and small to mid-sized claims in Entertainment, and to a lesser extent, losses in Inland Marine as well as Tuition Reimbursement and Programs.
Catastrophe losses of $10.7 million, or 1.3 points, in the nine months ended September 30, 2016, primarily resulting from wind and thunderstorms in the southern United States impacting Ocean Marine and Government Risks and wind and thunderstorms in Texas impacting Inland Marine and Financial Services. This compared to $14.3 million, or 1.6 points, for the nine months ended September 30, 2015 primarily resulting from wind and thunderstorms in the southern United States, particularly Texas, and winter storms in the northeastern United States.
The expense ratio increased 0.7 points to 37.5% for the nine months ended September 30, 2016, compared to 36.8% for the nine months ended September 30, 2015, driven by the negative impact of lower earned premiums and increased commissions due to business mix in the 2016 period more than offsetting reduced salary and incentive compensation expense driven by headcount reductions in the current period and lower relative incentive compensation performance factors.
Investments
Net investment income increased to $38.3 million for the nine months ended September 30, 2016, compared to $33.0 million for the nine months ended September 30, 2015 driven by a $2.4 million interest payment on the surplus notes, along with an increase in the yield and a higher allocation to fixed maturity investments. Net realized and change in unrealized investment gains of $56.8 million for the nine months ended September 30, 2016 increased significantly compared to negative $29.7 million for the nine months ended September 30, 2015 driven by strong performance across all asset classes. Our common equity securities portfolio return increased driven by improved market conditions for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The other investments portfolio included a favorable change in unrealized investment gain from the surplus notes of $20.0 million for the nine months ended September 30, 2016 resulting primarily from changes in credit spreads compared to a $7.3 million net unfavorable change in unrealized investment gains from the surplus notes for the nine months ended September 30, 2015. In addition, our fixed maturity investments portfolio return increased driven by interest rate movements in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Other Revenues (Expenses)
Other revenues (expenses) increased by $3.9 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 driven by the prior year impact of a $3.7 million negative adjustment to the pre-tax gain on the sale of Essentia. The prior year period was also impacted by a $1.6 million pre-tax write-off of certain capitalized software and a $1.2 million loss on the sale of real estate, which were mostly offset by the Crop Transaction Fee of $3.0 million.
Income Taxes
Our income tax expense related to pre-tax income from continuing operations represented a net effective tax benefit of 6.5% and 7.0% for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rate for the nine months ended September 30, 2016 was lower than the U.S. statutory rate of 35% due to the impact of a $16.3 million favorable settlement of IRS examinations for the 2007 through 2012 tax years. The effective tax rate for the nine months ended September 30, 2015, was lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate, which also provided a benefit to the current period. The effective tax rate on non-U.S. income for the nine months ended September 30, 2016 and 2015 was 0.6% and 1.7%, respectively.
Reinsurance Protection
For the nine months ended September 30, 2016 and 2015, our net combined ratio was higher than our gross combined ratio by 3.9 points and 0.7 points, respectively, as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
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
Specialty Products
Financial results for our Specialty Products reportable segment for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Gross written premiums	$194.4	$189.6	$477.0	$547.9
Net written premiums	$177.1	$133.7	$423.7	$427.0

Earned premiums	$133.1	$122.9	$393.0	$425.5
Loss and LAE	(83.9)	(64.9)	(274.4)	(238.6)
Policy acquisition expenses	(27.4)	(25.5)	(73.9)	(76.3)
Other underwriting expenses	(20.3)	(24.9)	(66.4)	(73.9)
Total underwriting income (loss)	1.5	7.6	(21.7)	36.7
Net other expenses	—	—	(0.1)	—
Pre-tax income (loss) from continuing operations	$1.5	$7.6	$(21.8)	$36.7
The following table provides underwriting ratios for Specialty Products for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Underwriting ratios:
Loss and LAE	63.0%	52.8%	69.8%	56.1%
Expense	35.8	41.1	35.7	35.3
Total combined ratio	98.8%	93.9%	105.5%	91.4%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Favorable) unfavorable impact	2016	2015	2016	2015
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	0.1 pts	0.5 pts	0.6 pts	0.4 pts
Prior year loss reserve development	1.9 pts	(4.6) pts	8.4 pts	(2.8) pts
Specialty Products—Three months ended September 30, 2016 versus three months ended September 30, 2015
Net written premiums for Specialty Products increased to $177.1 million for the third quarter of 2016 from $133.7 million for the comparative 2015 period. The significant increase was driven by the prior period impact of ceded written premiums of $35.9 million from the exit of Crop and growth at nearly all of our businesses, most notably Healthcare ($5.4 million) and Surety ($3.8 million). These increases were partially offset by a decrease in Programs ($8.9 million) due to corrective underwriting actions as we have exited two accounts.
The Specialty Products combined ratio for the third quarter of 2016 increased to 98.8% from 93.9% for the third quarter of 2015, as the loss and LAE ratio increased by 10.2 points to 63.0%, and the expense ratio decreased by 5.3 points to 35.8%.
The 10.2 point increase to the loss and LAE ratio in the third quarter of 2016 compared to the 2015 period was comprised of a 4.1 point increase in current accident year non-catastrophe losses, a 6.5 point unfavorable change in net prior year loss reserve development and a 0.4 point decrease in catastrophe losses.

The current accident year non-catastrophe loss ratio for the third quarter of 2016 was 61.0%, compared to 56.9% for the third quarter of 2015, with the increase driven by the prior period benefiting from the exit of Crop, and an increased current accident year provision in Healthcare, and to a lesser extent, the Architects and Engineers sub-line within Other Professional Lines driven by losses exceeding historical trends.
The third quarter of 2016 results included 1.9 points of net unfavorable prior accident year loss reserve development, driven by modest unfavorable reserve development from several businesses, including the Architects and Engineers sub-line within Other Professional Lines. This compared with 4.6 points of net favorable prior year loss reserve development in the third quarter of 2015, primarily related to favorable loss reserve development in Specialty Property, Collector Cars and Boats, Surety and Financial Services that was partially offset by unfavorable loss reserve development primarily in our Programs underwriting operating segment.
The third quarter of 2016 and 2015 both included fairly benign catastrophe losses of 0.1 points and 0.5 points, respectively.
The 5.3 point decrease in the expense ratio for the third quarter of 2016, compared to the third quarter of 2015, was driven by the adverse impact of the Crop exit on the prior period, the favorable current period impact resulting from the final settlement of the OneBeacon qualified pension plan liability, and continued efforts to reduce controllable expenses including reduced salary expense due to headcount reductions. These favorable changes were partially offset by increased commissions due to business mix and lower earned premium volumes when excluding the prior period impact of the $16.8 million of ceded earned premiums related to Crop.
Specialty Products—Nine months ended September 30, 2016 versus nine months ended September 30, 2015
Net written premiums for Specialty Products decreased slightly to $423.7 million for the nine months ended September 30, 2016 from $427.0 million for the comparative 2015 period. The decrease was driven by decreases at Programs ($19.5 million), as we have exited two accounts, and Healthcare ($16.7 million) reflecting the impact of corrective underwriting actions and increased competition. These decreases were partially offset by the adverse impact of the Crop exit on the prior period ($9.4 million) and increases at most of our other businesses, most notably Financial Institutions ($4.7 million) which was formed in the fourth quarter of 2015, and Environmental ($4.4 million).
The Specialty Products combined ratio for the nine months ended September 30, 2016 increased to 105.5% from 91.4% for the nine months ended September 30, 2015, as the loss and LAE ratio increased by 13.7 points to 69.8%, and the expense ratio increased by 0.4 points to 35.7%.
The 13.7 point increase to the loss and LAE ratio was comprised of a 2.3 point increase in current accident year non-catastrophe losses, a 11.2 point unfavorable change in net prior accident year loss reserve development and a 0.2 point increase in catastrophe losses.
The current accident year non-catastrophe loss ratio for the nine months ended September 30, 2016 was 60.8%, compared to 58.5% for the nine months ended September 30, 2015, driven primarily by Healthcare, as well as a higher accident year provision in our Programs business.
The results for the nine months ended September 30, 2016 included 8.4 points of net unfavorable prior accident year loss reserve development, driven by the significant unfavorable development in Healthcare ($31.1 million), and to a lesser extent, in the Architects and Engineers sub-line ($10.7 million) within Other Professional Lines and Programs ($9.7 million), which was partially offset by favorable development primarily in Financial Services ($6.6 million), the Media sub-line ($4.7 million) within Other Professional Lines and Specialty Property ($3.8 million). This compared with 2.8 points of net favorable prior accident year loss reserve development for the nine months ended September 30, 2015 driven by favorable loss reserve development in Specialty Property, Crop, Surety, Collector Cars and Boats, and Financial Services that was partially offset by unfavorable loss reserve development primarily in our Tuition Reimbursement and Programs underwriting operating segments.
The nine months ended September 30, 2016 included 0.6 points of catastrophe losses primarily resulting from wind and thunderstorms in Texas impacting Financial Services in the second quarter, compared to 0.4 points of catastrophe losses for the nine months ended September 30, 2015 primarily related to wind and thunderstorms in the southern United States.
The 0.4 point increase in the expense ratio for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was driven by the negative impact of lower earned premiums and increased commissions due to business mix in the 2016 period more than offsetting reduced salary and incentive compensation expense driven by headcount reductions in the current period and lower relative incentive compensation performance factors.

Specialty Industries
Financial results for our Specialty Industries reportable segment for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Gross written premiums	$157.2	$169.2	$471.1	$505.1
Net written premiums	$147.0	$159.2	$441.5	$474.2

Earned premiums	$144.8	$158.5	$434.9	$461.8
Loss and LAE	(78.9)	(102.6)	(226.9)	(289.3)
Policy acquisition expenses	(27.7)	(28.3)	(80.9)	(84.9)
Other underwriting expenses	(29.1)	(31.5)	(89.2)	(91.3)
Total underwriting income (loss)	9.1	(3.9)	37.9	(3.7)
Net other revenues	0.8	0.9	1.3	1.2
General and administrative expenses	(0.9)	(1.0)	(1.9)	(2.0)
Pre-tax income (loss) from continuing operations	$9.0	$(4.0)	$37.3	$(4.5)
The following table provides underwriting ratios for Specialty Industries for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Underwriting ratios:
Loss and LAE	54.5%	64.7%	52.2%	62.6%
Expense	39.3	37.9	39.1	38.2
Total combined ratio	93.8%	102.6%	91.3%	100.8%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Favorable) unfavorable impact	2016	2015	2016	2015
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.9 pts	1.5 pts	1.9 pts	2.7 pts
Prior year loss reserve development	(1.7) pts	3.5 pts	(4.1) pts	2.3 pts
Specialty Industries—Three months ended September 30, 2016 versus three months ended September 30, 2015
Net written premiums for Specialty Industries decreased to $147.0 million for the third quarter of 2016 from $159.2 million for the comparative 2015 period. The decrease in the third quarter of 2016 was driven by an $8.1 million decrease at our Entertainment business due to a refinement of our underwriting appetite along with decreases at several other businesses.
The Specialty Industries combined ratio for the third quarter of 2016 decreased to 93.8%, compared to 102.6% for the third quarter of 2015, as the loss and LAE ratio decreased by 10.2 points to 54.5%, and the expense ratio increased by 1.4 points to 39.3%.
The 10.2 point decrease to the loss and LAE ratio was comprised of a 5.4 point decrease in current accident year non-catastrophe losses, a 5.2 point favorable change in prior year loss reserve development and a 0.4 point increase in catastrophe losses.
The current accident year non-catastrophe loss ratio for the third quarter of 2016 was 54.3%, compared to 59.7% for the third quarter of 2015, driven by the improved relative performance of most of our businesses, most notably Ocean Marine, which was adversely impacted by an increase in the frequency of small to medium losses in the 2015 period, and to a lesser extent, Accident driven by favorable case incurred activity compared to the 2015 period.

Results for the third quarter of 2016 included 1.7 points of net favorable prior accident year loss reserve development driven by Entertainment and Accident resulting from better than expected case incurred activity, which was partially offset by unfavorable development primarily in Ocean Marine driven by several large losses. This compared to 3.5 points of net unfavorable prior accident year loss reserve development in the third quarter of 2015, driven by Entertainment due to an increase in large and small liability claims, as well as property claims, and unusually heavy case incurred activity in Ocean Marine, partially offset by favorable prior accident year loss reserve development in Technology.
Results for the third quarter of 2016 included 1.9 points of catastrophe losses, primarily resulting from wind and thunderstorms in the southern United States impacting Ocean Marine and Government Risks. This compared to 1.5 points of catastrophe losses in the third quarter of 2015, primarily related to wind and thunderstorms in the southern United States, particularly Texas, impacting Inland Marine and Government Risks.
The 1.4 point increase in the expense ratio for the third quarter of 2016, compared to the third quarter of 2015, was primarily driven by the unfavorable impact of decreased earned premiums in the 2016 period and increased commissions due to business mix more than offsetting the favorable current period impact resulting from the final settlement of the OneBeacon qualified pension plan liability and continued efforts to reduce controllable expenses including reduced salary expense due to headcount reductions.
Specialty Industries—Nine months ended September 30, 2016 versus nine months ended September 30, 2015
Net written premiums for Specialty Industries decreased to $441.5 million for the nine months ended September 30, 2016 from $474.2 million for the comparative 2015 period. The decrease in the nine months ended September 30, 2016 was driven by declines at all business units primarily resulting from increased competition and due to a decrease of $17.1 million in Entertainment as a result of a refinement of our underwriting appetite.
The Specialty Industries combined ratio for the nine months ended September 30, 2016 decreased to 91.3%, compared to 100.8% for the nine months ended September 30, 2015, as the loss and LAE ratio decreased by 10.4 points to 52.2%, partially offset by the expense ratio which increased 0.9 points to 39.1%.
The 10.4 point decrease to the loss and LAE ratio was comprised of a 3.2 point decrease in current accident year non-catastrophe losses, a 6.4 point favorable change in prior year loss reserve development and a 0.8 point decrease in catastrophe losses.
The current accident year non-catastrophe loss ratio for the nine months ended September 30, 2016 was 54.4%, compared to 57.6% for the nine months ended September 30, 2015, driven by the improved performance of all of our businesses, most notably Ocean Marine and Inland Marine which were adversely impacted by heavy loss activity in the 2015 period and also Accident resulting from favorable case incurred activity for the nine months ended September 30, 2016.
Results for the nine months ended September 30, 2016 included 4.1 points of net favorable prior accident year loss reserve development driven by Technology ($9.7 million) and Accident ($9.4 million) resulting from better than expected case incurred activity. This favorable prior accident year loss reserve development was partially offset by minimal unfavorable development in the other business units. This compared to 2.3 points of net unfavorable prior accident year loss reserve development in the nine months ended September 30, 2015 primarily driven by Entertainment due to an increase in large and small liability claims, as well as property claims, and to a lesser extent, elevated claims in Inland Marine which were partially offset by favorable prior accident year loss reserve development in Technology, and to a lesser extent, Government Risks.
Results for the nine months ended September 30, 2016 included 1.9 points of catastrophe losses, driven by wind and thunderstorms in Texas impacting Inland Marine during the second quarter and wind and thunderstorms in the southern United States impacting Ocean Marine and Government Risks during the third quarter. This compared to 2.7 points of catastrophe losses in the nine months ended September 30, 2015, primarily related to winter storms in the northeastern United States impacting Ocean Marine and Entertainment, and wind and thunderstorms in the midwestern and southern United States, particularly Texas, impacting Government Risks and Inland Marine.
The 0.9 point increase in the expense ratio for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was primarily driven by the negative impact of lower earned premiums in 2016 more than offsetting reduced salary and incentive compensation expense driven by headcount reductions in the current period and lower relative incentive compensation performance factors.

Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Net investment income	$11.8	$12.4	$38.3	$33.0
Net realized and change in unrealized investment gains	15.5	(29.9)	56.8	(29.7)
Pre-tax investment results	27.3	(17.5)	95.1	3.3
Net other revenues (expenses)	1.0	3.0	2.3	(1.6)
General and administrative expenses	(2.6)	(2.7)	(9.0)	(10.0)
Interest expense	(3.3)	(3.2)	(9.8)	(9.7)
Pre-tax income (loss) from continuing operations	$22.4	$(20.4)	$78.6	$(18.0)
Investing, Financing and Corporate—Three months ended September 30, 2016 versus three months ended September 30, 2015
Investing, Financing and Corporate reported pre-tax income from continuing operations of $22.4 million in the third quarter of 2016, compared to a loss of $20.4 million in the third quarter of 2015. The significant increase was driven by a higher return from our common equity securities portfolio due to improved market conditions for the third quarter of 2016 compared to the third quarter of 2015, and a higher return from our other investments portfolio due to a positive $8.7 million valuation adjustment on the surplus notes driven by changes in credit spreads for the third quarter of 2016 compared to a negative $8.4 million valuation adjustment for the third quarter of 2015.
Investing, Financing and Corporate—Nine months ended September 30, 2016 versus nine months ended September 30, 2015
Investing, Financing and Corporate reported pre-tax income from continuing operations of $78.6 million in the nine months ended September 30, 2016, compared to a loss of $18.0 million in the nine months ended September 30, 2015. The significant increase was driven by the strong performance of all asset classes. Our common equity securities portfolio return increased driven by improved market conditions for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The other investments portfolio included a favorable impact from surplus notes of $22.4 million for the nine months ended September 30, 2016 resulting primarily from changes in credit spreads compared to a $7.3 million net unfavorable surplus note impact for the nine months ended September 30, 2015. In addition, our fixed maturity investments portfolio return increased driven by interest rate movements in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
Discontinued Operations
There was no gain or loss related to discontinued operations for the three or nine months ended September 30, 2016.
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

Summary of Investment Results
OneBeacon invests to maximize long-term total returns (after-tax) while taking prudent levels of risk and maintaining a diversified portfolio, subject to investment guidelines and regulatory restrictions. During the third quarter of 2016, OneBeacon established a portfolio of high-yield fixed maturity investments. The fair value of high-yield investments held as of September 30, 2016 was $62.4 million. Given the risk profile of these investments, OneBeacon's management believes that the returns associated with the high-yield fixed maturity investments are more appropriately included with the returns from common equity securities and other investments instead of with returns associated with short-term investments and investment grade fixed maturity investments. See "INVESTMENT RETURN NON-GAAP FINANCIAL MEASURE" on page 61.
Investment Returns
OneBeacon's investment return percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of management fees and trading expenses. A summary of our consolidated pre-tax investment results for the three and nine months ended September 30, 2016 and 2015 is as follows:

Components of Investment Results	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2016	2015	2016	2015
Net investment income	$11.8	$12.4	$38.3	$33.0
Net realized investment gains (losses)	7.4	(4.3)	2.6	40.4
Change in net unrealized investment gains	8.1	(25.6)	54.2	(70.1)
Total pre-tax investment results	$27.3	$(17.5)	$95.1	$3.3

Gross investment returns on average invested assets versus typical benchmarks for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three months ended September 30,(1)		Nine months ended September 30,(1)
	2016	2015	2016	2015
Short-term investments	0.1%	—%	0.2%	—%
Investment grade fixed maturity investments	0.6%	0.6%	3.0%	1.7%
High-yield fixed maturity investments	1.0%	N/A	1.9%	N/A
Total GAAP fixed income investments	0.5%	0.6%	2.9%	1.5%
Total fixed income investments, excluding high-yield fixed maturity investments	0.5%	N/A	2.9%	N/A
Bloomberg Barclays U.S. Intermediate Aggregate Index	0.3%	1.1%	4.1%	1.7%

Common equity securities	5.2%	(7.4)%	6.3%	(4.9)%
Other investments	3.6%	(4.3)%	14.1%	(5.5)%
Total GAAP common equity securities and other investments	4.5%	(6.3)%	9.2%	(5.1)%
Total common equity securities, other investments and high-yield fixed maturity investments	4.2%	N/A	8.9%	N/A
S&P 500 Index	3.9%	(6.4)%	7.8%	(5.3)%
HFRX Equal Weighted Strategies Index	2.3%	(2.4)%	2.5%	(0.9)%

Total consolidated portfolio	1.1%	(0.6)%	3.8%	0.3%
_______________________________________________________________________________

(1)
Gross investment returns exclude investment expenses of $1.3 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, and $3.7 million and $3.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Investment Returns—Three months ended September 30, 2016 versus three months ended September 30, 2015
Overview
Our total pre-tax investment results were $27.3 million, a return on average invested assets of 1.1%, for the three months ended September 30, 2016, compared to negative $17.5 million, a return on average invested assets of (0.6)%, for the three months ended September 30, 2015. The increase was due primarily to a higher return on our common equity securities, driven by positive market returns as well as outperformance of the S&P 500 Index in the third quarter of 2016 compared to negative market returns and underperformance of the S&P 500 Index in the third quarter of 2015. Additionally, our other investments portfolio generated a higher return for the three months ended September 30, 2016, driven by an $8.7 million positive valuation adjustment on the surplus notes, resulting primarily from changes in credit spreads, compared to a $8.4 million negative valuation adjustment for the three months ended September 30, 2015.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 0.5% for the three months ended September 30, 2016, compared to 0.6% for the three months ended September 30, 2015. The decrease was due primarily to a modest rise in interest rates in the third quarter of 2016 compared to a modest decline in interest rates in the third quarter of 2015. We maintained a high quality fixed maturity investments portfolio with a relatively short duration of approximately 2.2 years excluding short-term investments and approximately 2.1 years including short-term investments, as of September 30, 2016. As of September 30, 2016, the fixed income portfolio duration, including short-term investments but excluding high-yield fixed maturity investments, was approximately 2.0 years. Our fixed income portfolio outperformed the longer-duration Bloomberg Barclays U.S. Intermediate Aggregate Index return by 20 basis points for the three months ended September 30, 2016, and underperformed the Bloomberg Barclays U.S. Intermediate Aggregate Index return by 50 basis points for the three months ended September 30, 2015.
Excluding high-yield fixed maturity investments, the fixed income portfolio returned 0.5% for the third quarter of 2016, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.3% for the third quarter of 2016.
Common equity securities, other investments, and high-yield fixed maturity investments
Our total common equity securities and other investments portfolio returned 4.5% for the three months ended September 30, 2016, compared to (6.3)% for the three months ended September 30, 2015. Our common equity securities portfolio returned 5.2% for the three months ended September 30, 2016 compared to (7.4)% for the three months ended September 30, 2015. The results from our common equity securities portfolio outperformed the S&P 500 Index return by 130 basis points for the three months ended September 30, 2016 and underperformed by 100 basis points for the three months ended September 30, 2015.
The portfolio of common equity securities, other investments and high-yield fixed maturity investments returned 4.2% for the third quarter. These results underperformed the S&P 500 Index returns of 3.9% for the comparable period. The underperformance relative to the S&P 500 Index for the third quarter of 2016 was primarily attributable to unfavorable performance in other investments, which were impacted by write-downs in energy-exposed private equity funds, partially offset by favorable mark-to-market adjustments to the surplus notes.
The following summarizes OneBeacon's investments in ETFs by exposure to each index:

	Fair Value ($ in millions)
Index	September 30, 2016	December 31, 2015
S&P 500	$78.3	$153.1
Russell 1000 Value	—	20.6
Russell 1000	—	9.6
Total	$78.3	$183.3
In the third quarter of 2016, the ETF investments earned the effective market return, before expenses, in each respective fund. OneBeacon continues to invest in publicly-traded common equity securities which are actively managed through White Mountains Advisors LLC. The portfolio had overweight exposure to the communications and healthcare sectors and underweight exposure to the consumer staples and financials sectors for both periods as compared to the S&P 500 Index.
Other investments, which are composed principally of surplus notes, private equity funds and hedge funds, returned 3.6% and (4.3)% for the three months ended September 30, 2016 and 2015, respectively. Our other investments portfolio outperformed the HFRX Equal Weighted Strategies Index return by 130 basis points and underperformed the S&P 500 Index by 30 basis points for the three months ended September 30, 2016. The performance was impacted by an $8.7 million positive valuation adjustment on the surplus notes, resulting primarily from changes in credit spreads. When excluding the $8.7 million positive valuation adjustment on the surplus notes, the portfolio underperformed the HFRX Equal Weighted Strategies Index return by 650 basis points and the S&P 500 Index by 810 basis points for the three months ended September 30, 2016. This underperformance was driven largely by our private equity investments focused on energy infrastructure and services. For the three months ended September 30, 2015, our other investments portfolio underperformed the HFRX Equal Weighted Strategies Index by 190 basis points. This underperformance was due largely to a negative $8.4 million valuation adjustment on the surplus notes. When excluding the negative $8.4 million valuation adjustment on the surplus notes, the portfolio outperformed the HFRX Equal Weighted Strategies Index by 340 basis points for the three months ended September 30, 2015.
Investment Returns—Nine months ended September 30, 2016 versus nine months ended September 30, 2015
Overview
Our total pre-tax investment results were $95.1 million a return on average invested assets of 3.8% for the nine months ended September 30, 2016, compared to $3.3 million, a return on average invested assets of 0.3% for the nine months ended September 30, 2015. The increase was due in part to a higher return on our common equity securities portfolio, which was impacted by positive market returns in the first nine months of 2016 compared to negative market returns in the first nine months of 2015. Our other investments portfolio also generated a higher return for the nine months ended September 30, 2016, driven by positive valuation adjustments of $20.0 million on the surplus notes, resulting primarily from changes in credit spreads, compared to net negative valuation adjustments of $7.3 million for the nine months ended September 30, 2015. Additionally, our fixed maturity investments portfolio generated a higher return for the 2016 period, driven by generally declining interest rates in the first nine months of 2016 compared to generally flat interest rates in the first nine months of 2015.
Fixed income
Our fixed income portfolio, which includes fixed maturity and short-term investments, returned 2.9% for the nine months ended September 30, 2016, compared to 1.5% for the nine months ended September 30, 2015, with the increase driven primarily by the impact of declining interest rates during the nine months ended September 30, 2016. Our fixed income portfolio underperformed the longer-duration Bloomberg Barclays U.S. Intermediate Aggregate Index return by 120 basis points and 20 basis points for the nine months ended September 30, 2016 and 2015, respectively.
Excluding high-yield fixed maturity investments, the fixed income portfolio returned 2.9% for the first nine months of 2016, underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 4.1% for the first nine months of 2016. The underperformance relative to the benchmark for the first nine months of 2016 was primarily attributable to the short duration positioning of the portfolio as interest rates declined over the course of the nine month period.
Common equity securities and other investments, and high-yield fixed maturity investments
Our total common equity securities and other investments portfolio returned 9.2% for the nine months ended September 30, 2016, compared to (5.1)% for the nine months ended September 30, 2015. Our common equity securities portfolio returned 6.3% for the nine months ended September 30, 2016 compared to (4.9)% for the nine months ended September 30, 2015. The results from our common equity securities portfolio underperformed the S&P 500 Index return by 150 basis points for the nine months ended September 30, 2016, and outperformed the S&P 500 Index return by 40 basis points for the nine months ended September 30, 2015.
The portfolio of common equity securities, other long-term investments and high-yield fixed maturity investments returned 8.9% for the third quarter of 2016. These results underperformed the S&P 500 Index return of 7.8% for the comparable period. The underperformance relative to the S&P 500 Index for the third quarter of 2016 was primarily attributable to unfavorable performance in other investments, which were impacted by write-downs in energy-exposed private equity funds, partially offset by favorable mark-to-market adjustments to the surplus notes.
Other investments, which are composed principally of surplus notes, private equity funds, and hedge funds, returned 14.1% and (5.5)% for the nine months ended September 30, 2016 and 2015, respectively. Our other investments portfolio outperformed the HFRX Equal Weighted Strategies Index return by 1,160 basis points and outperformed the S&P 500 Index by 630 basis points during the nine months ended September 30, 2016. The performance was impacted by a $22.4 million return on the surplus notes, which included net investment income of $2.4 million resulting from the receipt of an interest payment, along with a $20.0 million positive valuation adjustment, resulting primarily from changes in credit spreads. When excluding the $22.4 million positive total return on the surplus notes, the portfolio underperformed the HFRX Equal Weighted Strategies Index return by 500 basis points and underperformed the S&P500 Index by 1,030 basis points, for the nine months ended September 30, 2016. The underperformance was driven by unfavorable results across our private equity portfolio. For the nine months ended September 30, 2015, our other investments portfolio underperformed the HFRX Equal Weighted Strategies Index by 460 basis points. This underperformance was due to a negative $7.3 million net valuation adjustment on the surplus notes as well as unfavorable results in energy-focused private equity funds.

INVESTMENT RETURN NON-GAAP FINANCIAL MEASURE
In the third quarter of 2016, OneBeacon purchased high-yield fixed maturity investments, which are U.S. dollar denominated publicly traded and 144A debt securities issued by corporations with generally at least one rating between "B-" and "BB+" inclusive by Standard and Poor's or similar ratings from other agencies. Given the risk profile of these investments, OneBeacon has included returns on high-yield fixed maturity investment returns with returns on common equity securities and other investments. A reconciliation of these returns follows:

	September 30, 2016
Common equity securities and other investment returns	GAAP return	Include: Impact of return on high yield fixed maturity investments(1)	Reported return
Quarter-to-date	4.5%	(0.3)%	4.2%
Year-to-date	9.2%	(0.3)%	8.9%

	September 30, 2016
Total fixed income investments returns	GAAP return	Exclude: Impact of return on high yield fixed maturity investments(1)	Reported return
Quarter-to-date	0.5%	—%	0.5%
Year-to-date	2.9%	—%	2.9%
_______________________________________________________________________________
(1) High-yield fixed maturity investments returned 1.0% for the third quarter of 2016.
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
Both internal and external forces influence our financial position, results of operations and cash flows. Claim settlements, premium levels and investment returns may be impacted by changing rates of inflation and other economic conditions. In many cases, significant periods of time, sometimes several years or more, may lapse between the occurrence of an insured loss, the reporting of the loss to us and the settlement of the liability for that loss. The exact timing of the payment of claims and benefits cannot be predicted with certainty. Our operating subsidiaries maintain portfolios of invested assets with varying maturities and a substantial amount of cash and short-term investments to provide adequate liquidity for the payment of claims.
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
Our top tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company (ASIC), has the ability to pay dividends to its immediate parent without the prior approval of regulatory authorities in an amount set by formula based on the lesser of (i) adjusted net investment income, as defined by statute, or (ii) 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to availability of earned surplus. Based upon the formula described above, most recently calculated as of June 30, 2016, ASIC currently has the ability to pay $5.7 million of dividends without the prior approval of regulatory authorities. During the nine months ended September 30, 2016, ASIC paid $26.5 million, with no such dividends paid in the three months ended September 30, 2016. As of June 30, 2016, ASIC had $603.6 million of statutory surplus and $43.1 million of earned surplus.
During 2016, Split Rock has the ability to pay dividends and make distributions without the prior approval of regulatory authorities, subject to meeting all appropriate liquidity and solvency requirements, of up to $37.4 million, which is equal to 15% of its December 31, 2015 statutory capital and surplus. As of December 31, 2015, Split Rock had $249.5 million of statutory capital and surplus. During the nine months ended September 30, 2016, Split Rock paid $25.0 million of dividends to its immediate parent.
During the nine months ended September 30, 2016, our unregulated insurance operating subsidiaries paid $5.2 million of dividends to their immediate parent. As of September 30, 2016, our unregulated insurance operating subsidiaries had $63.7 million of net unrestricted cash, short-term investments, and fixed maturity investments and $71.5 million of other investments consisting of the surplus notes.
As described in Note 14—"Common Shareholders' Equity" to the accompanying consolidated financial statements, during the nine months ended September 30, 2016 and 2015, we declared and paid dividends totaling $59.4 million and $60.0 million, respectively, to our common shareholders.
As of September 30, 2016, OneBeacon Ltd. and its intermediate holding company subsidiaries held $89.6 million of net unrestricted cash, short-term investments and fixed maturity investments and $11.5 million of common equity securities outside of its regulated and unregulated insurance operating subsidiaries.
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

The following table illustrates our consolidated insurance float position and two operational leverage ratios based on insurance float as of September 30, 2016 and December 31, 2015:

($ in millions)	September 30, 2016		December 31, 2015
Loss and LAE reserves	$1,362.0		$1,389.8
Unearned premiums	603.2		560.3
Ceded reinsurance payable	28.2		29.8
Funds held under insurance contracts	156.2		137.7
Insurance liabilities	$2,149.6		$2,117.6

Cash in regulated insurance and reinsurance subsidiaries	$68.2		$43.9
Reinsurance recoverable on paid and unpaid losses	185.8		193.5
Premiums receivable	263.0		219.0
Deferred acquisition costs	99.9		100.7
Ceded unearned premiums	35.1		29.5
Insurance assets	$652.0		$586.6
Insurance float	$1,497.6		$1,531.0
Insurance float as a multiple of total capital	1.1	x	1.2	x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.5	x	1.5	x
During the nine months ended September 30, 2016, insurance float decreased by $33.4 million, primarily due to the slight contraction of our insurance operations.
Financing
Debt
The following table summarizes our debt to capital ratio at September 30, 2016 and December 31, 2015:

($ in millions)	September 30, 2016	December 31, 2015
Senior Notes, carrying value	$273.1	$272.9
Non-controlling interest	3.7	3.6
OneBeacon's common shareholders' equity	1,031.7	1,000.9
Total capital	$1,308.5	$1,277.4
Ratio of debt to total capital	20.9%	21.4%
We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
On September 29, 2015, the Company and OneBeacon Holdings, Inc. (OBH), as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. (U.S. Bank) and including BMO Harris Bank N.A. as an additional lender, which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (Credit Facility). As of September 30, 2016, the Credit Facility was undrawn.
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

Interest payments on the 2012 Senior Notes totaled $6.3 million for both the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, the Company and OBH were in compliance with all of the covenants under the 2012 Senior Notes and the Credit Facility, and anticipate they will continue to remain in compliance with these covenants for the foreseeable future.
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
Capital Lease
In December 2011, we sold the majority of our then-owned fixed assets and capitalized software. We entered into lease financing arrangements with U.S. Bank and Fifth Third Equipment Finance Company (Fifth Third) whereby we sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. We then leased the fixed assets back from U.S. Bank for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years. We received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions.
In December 2015, the lease agreement with Fifth Third expired and the Company purchased the leased assets under the agreement with a remaining book value of $1.3 million for a nominal fee. At the end of the lease term with US Bancorp on December 31, 2016, the Company will purchase the leased furniture and equipment assets for a nominal fee, and all rights, title and interest will transfer back to it. As of September 30, 2016 and December 31, 2015, the Company had a capital lease obligation of $0.3 million and $1.7 million, respectively, included within other liabilities and a capital lease asset of $1.6 million and $2.4 million, respectively, included within other assets.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 6.7 million of its Class A common shares. During the nine months ended September 30, 2016, 850,349 shares were repurchased under the share repurchase authorization for $10.6 million at an average share price of $12.42. No shares were repurchased under the share repurchase authorization during the nine months ended September 30, 2015. The amount of authorization remaining is $75.0 million as of September 30, 2016.
During the nine months ended September 30, 2016 and 2015, the Company repurchased 64,981 and 112,051 common shares, respectively, for $0.9 million and $1.6 million for the nine months ended September 30, 2016 and 2015, respectively, to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above. During the nine months ended September 30, 2016, no restricted shares were forfeited, with 1,500 such forfeitures occurring during the nine months ended September 30, 2015.
Cash Flows
Detailed information concerning our cash flows during the nine months ended September 30, 2016 and 2015 follows:
Cash flows from operations for the nine months ended September 30, 2016 and 2015
Net cash flows provided from operations for the nine months ended September 30, 2016 of $54.1 million compared to $126.4 million for the nine months ended September 30, 2015. Net cash flows relating to continuing operations decreased primarily due to higher payments related to various incentive programs and higher loss payments relative to the prior year period, as well as lower premium collections.
Other Liquidity and Capital Resource Activities
During the nine months ended September 30, 2016, we made payments with respect to our long-term incentive compensation plans totaling $9.3 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 167,300 performance shares, 126,900 performance units, and 3,825,000 long-term cash awards for the 2013-2015 performance cycle.
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
Cash flows from investing and financing activities for the nine months ended September 30, 2016 and 2015
Financing and Other Capital Activities
During the nine months ended September 30, 2016 and 2015, we declared and paid $59.4 million and $60.0 million, respectively, of regular quarterly cash dividends to holders of OneBeacon's common shares.
During the nine months ended September 30, 2016, we repurchased and retired 850,349 shares of our Class A common stock for $10.6 million at an average share price of $12.42 under the board authorization referred to above. No shares were repurchased under the board authorization during the nine months ended September 30, 2015.
During the nine months ended September 30, 2016 and 2015, the Company repurchased 64,981 and 112,051 common shares, respectively, for $0.9 million and $1.6 million, respectively, to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorization referred to above.
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
Critical Accounting Estimates
Refer to the Company's 2015 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of September 30, 2016, there were no material changes to our critical accounting estimates.
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
Refer to our 2015 Annual Report on Form 10-K and in particular Item 7A — "Quantitative and Qualitative Disclosures About Market Risk." As of September 30, 2016, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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
The Company's management, with the participation of the CEO and CFO (the principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of September 30, 2016, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. During the quarter ended September 30, 2016, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Deutsche Bank Litigation
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York. Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon and OneBeacon-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the LBO. The Court granted an omnibus motion to dismiss the Noteholders Action in September 2013 and plaintiffs appealed. On March 29, 2016, a three judge panel of the U.S Second Circuit Court of Appeals affirmed the dismissal of the Noteholders Action. On July 22, 2016, the Plaintiff's petition to the Second Circuit for reconsideration or for a rehearing en banc was denied in full. On September 9, 2016 the Plaintiffs filed for a writ of certiorari, seeking review in the United States Supreme Court.

In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the United States District Court for the Southern District of New York and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014. No amount has been accrued in connection with this matter as of September 30, 2016, as the amount of loss, if any, cannot be reasonably estimated.
ITEM 1A.        RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2015 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2016, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the three months ended September 30, 2016, no shares were repurchased under the share repurchase authorization. As of September 30, 2016, an aggregate of 6.7 million Class A common shares were repurchased for $125.0 million under this authorization and retired. The amount of authorization remaining is $75.0 million as of September 30, 2016.

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
101.1*
The following financial information from OneBeacon Insurance Group, Ltd.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations and Comprehensive Income, Three and Nine Months Ended September 30, 2016 and 2015; (iii) Consolidated Statements of Common Shareholders' Equity, Nine Months Ended September 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Filed Herewith

**	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.
Date: November 2, 2016	By:	/s/ JOHN C. TREACY
John C. Treacy Chief Accounting Officer and Treasurer*

*Executing as both the Chief Accounting Officer and a duly authorized officer of the Company