Form 10-K
period 2016-12-31
OneBeacon Insurance Group, Ltd.
filed 2017-02-27
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of voting shares (based on the closing price of Class A common shares listed on the New York Stock Exchange and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates of the Registrant as of June 30, 2016, was $302,481,883.
As of February 22, 2017, 22,525,458 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), relating to the Registrant's Annual General Meeting of Members scheduled to be held May 24, 2017 (the “2017 Definitive Proxy Statement”) are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the 2017 Definitive Proxy Statement specifically incorporated herein by reference, the 2017 Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

ONEBEACON INSURANCE GROUP, LTD.
Annual Report on Form 10-K
For the Year Ended December 31, 2016

PART I

ITEM 1.	BUSINESS
Overview
OneBeacon Insurance Group, Ltd. (the Company or the Registrant), an exempted Bermuda limited liability company, through its subsidiaries (collectively, OneBeacon, we, us, or our) is a specialty property and casualty insurance provider that offers a wide range of insurance products in the U.S. primarily through independent agencies, regional and national brokers, wholesalers and managing general agencies. As a specialty underwriter, we believe that we will generate superior returns compared to an underwriter that takes a more "generalist" underwriting approach, and that our knowledge about specialized insurance products, targeted industries, classes of business, risk characteristics and limited number of specialized competitors provides us with a competitive edge when determining terms and conditions on individual accounts.
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
With the closing of the Runoff Transaction, we completed our transformation into a specialty insurance company and our balance sheet and risk profile have changed significantly. Our exposure to claims from policies related to the Runoff Business, such as commercial general liability, including asbestos and environmental exposures, and workers compensation policies, is now limited to the value of the surplus notes issued in conjunction with the transaction, which have a fair value of $71.9 million as of December 31, 2016. Our outstanding reserves as of December 31, 2016 for 2004 and prior accident years total $0.1 million and for accident years prior to 2007 total $6.9 million.
As of both December 31, 2016 and 2015, OneBeacon had $3.6 billion of total assets and $1.0 billion of common shareholders' equity. OneBeacon wrote $1.1 billion, $1.1 billion and $1.2 billion in net written premiums in 2016, 2015 and 2014, respectively.
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
Our parent company, White Mountains Insurance Group, Ltd. (White Mountains), is a holding company whose businesses provide property and casualty insurance, and certain other products. As of December 31, 2016, White Mountains owned 76.1% of our common shares.
Our headquarters are located at 26 Reid Street, Hamilton HM 11, Bermuda. Our U.S. corporate headquarters are located at 605 North Highway 169, Plymouth, Minnesota, 55441 and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
The claims-paying (or financial strength) ratings assigned to our principal insurance operating subsidiaries as of February 27, 2017 ranged from "Good" to "Strong" or "Excellent." See "Item 1. Business—Ratings" for additional discussion of our ratings.
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
We write both property insurance and casualty insurance in our Specialty Products and Specialty Industries segments. Property insurance generally covers the financial consequences of accidental losses to the insured's property, such as a business's building, inventory and equipment or personal property. Casualty insurance (often referred to as liability insurance) generally covers the financial consequences of a legal liability of an individual or an organization resulting from negligent acts or omissions causing bodily injury, property and/or economic damages to a third party. Premiums from ocean and inland marine, certain commercial multiple peril, and fire and allied lines generally represent our property (short-tail) lines of business, and claims from such business are typically reported and settled in a relatively short period of time. Premiums from general liability, workers compensation, commercial auto liability and certain commercial multiple peril policies generally represent our casualty (long-tail) lines of business, and claims from such business can take years, even decades, to settle. In addition, there are some coverages that do not fall into the “Property” or “Casualty” insurance definitions, including surety which typically has few losses but those can be very severe, as well as accident and credit insurance.

Our various lines of business generally fall into three major categories, which reflect how we view the primary risk classification associated with each line: property lines, casualty lines, and other lines of business. Net written premiums by line of business for 2016, 2015 and 2014 consist of the following:

	Year ended December 31,
Line of business	2016	2015		2014
	($ in millions)
Property Lines:
Ocean and Inland Marine	$176.0	$190.1		$201.9
Commercial Multiple Peril and Auto Physical Damage	88.9	94.6		82.0
Fire and Allied	36.5	39.3		44.7
Total Property Lines	301.4	324.0		328.6
Casualty Lines:
General Liability	344.9	334.8		402.1
Workers Compensation	78.1	86.1		83.7
Automobile Liability	67.6	88.4		91.4
Other Casualty	59.9	51.8		40.3
Total Casualty Lines	550.5	561.1		617.5
Other Lines:
Accident and Health	131.4	151.1		149.8
Credit and Other	62.6	59.0		58.0
Surety	54.6	50.7		28.9
Crop	0.2	(9.3)	(1)	34.1
Total Other	248.8	251.5		270.8
Total net written premiums	$1,100.7	$1,136.6		$1,216.9
_______________________________________________________________________________

(1)	Amount primarily relates to the premiums ceded under a 100% quota share agreement to reinsure the remaining net Crop Business exposure for the 2015 reinsurance year.
We derive substantially all of our revenues from earned premiums, investment income, and net realized and change in unrealized investment gains on investment securities. Written premiums are an operating metric and represent the amount we charge to an insured in order to provide coverage under an insurance contract, which are recognized as earned premiums within revenue over the period of time that insurance coverage is provided (i.e., ratably over the life of the policy). A significant period of time often elapses between receipt of insurance premiums and payment of insurance claims. During this time, we invest premiums, earn investment income, and generate net realized and change in unrealized investment gains on investment activities.
Insurance companies incur a significant amount of their total expenses from policy obligations, which are commonly referred to as claims or losses. In settling policyholder losses, various loss adjustment expenses (LAE) are incurred such as insurance adjusters' fees and litigation expenses. Loss and LAE are categorized by the year in which the claim is incurred, or “accident year.” In the following calendar years, as we increase or decrease our estimate for the ultimate loss and LAE for claims incurred in prior accident years, we will record favorable or adverse loss reserve development which is recorded in the current calendar year period. In addition, insurance companies incur policy acquisition expenses, such as commissions paid to agents and premium taxes, and other expenses related to the underwriting process, including employee compensation and benefits. The key measure of relative underwriting performance for an insurance company is the combined ratio. An insurance company's combined ratio is calculated by adding the ratio of incurred loss and LAE to earned premiums (the loss and LAE ratio) and the ratio of policy acquisition and other underwriting expenses to earned premiums (the expense ratio). A combined ratio under 100% indicates that an insurance company is generating an underwriting profit. However, when considering investment returns, insurance companies operating at a combined ratio of greater than 100% can be profitable.

Insurance Business
Our net written premiums by segment for 2016, 2015 and 2014 consist of the following:

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Specialty Industries	$559.8	$603.6	$610.0
Specialty Products	540.9	533.0	606.9
Total	$1,100.7	$1,136.6	$1,216.9

Specialty Products
The Specialty Products segment is comprised of ten active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. The Specialty Products segment includes Healthcare, Tuition Reimbursement, Programs, Surety, Other Professional Lines, Management Liability, Financial Services, Specialty Property, Environmental, and Financial Institutions, as well as the inactive Crop and Collector Cars and Boats underwriting operating segments which were exited in 2015 and 2013, respectively.
For 2016, 2015 and 2014, our Specialty Products segment's net written premiums by underwriting operating segment were as follows:

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Healthcare	$132.4	$147.1	$180.4
Tuition Reimbursement	76.8	72.1	70.5
Programs	66.8	99.1	50.8
Other Professional Lines	51.8	46.8	80.4
Surety	50.3	47.4	28.9
Management Liability	45.3	40.6	50.1
Financial Services	42.0	38.2	40.8
Other Specialty Products	75.5	41.7	105.0
Total Specialty Products	$540.9	$533.0	$606.9

A description of business written by each underwriting operating segment in the Specialty Products segment follows:
OneBeacon Healthcare Group (Healthcare)
Healthcare provides professional liability coverages and other specialized coverages including provider excess insurance and excess of loss or HMO reinsurance, targeting a variety of customer groups, including: hospitals and physicians; free-standing medical facilities; senior living organizations; and managed care organizations.
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
Other Professional Lines
Other Professional Lines includes primarily the results of OneBeacon Architects & Engineers and our Media business. Architects & Engineers offers professional liability coverages for various design customer groups including architects, civil engineers, construction managers and design/build contractors. Media offers professional liability coverages for various customer groups including publishers, broadcasters, advertising agencies, authors and producers, with coverage that is customizable for any company or individual that creates content. Other Professional Lines also includes the results of our exited lawyers professional liability business.
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
OneBeacon Financial Services (Financial Services)
Financial Services offers property and casualty coverages for commercial banks, savings banks and savings and loan institutions, security broker-dealers, investment advisers, insurance companies and credit unions. Specialty coverages, including professional liability, trust errors & omissions, cyber liability and financial institution bond, are additionally available for institutions with less than $3 billion in assets.
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
OneBeacon Financial Institutions (Financial Institutions)
Financial Institutions provides a wide range of coverage solutions to address the insurance needs of financial institutions, including, but not limited to, professional and management liability. Target industries include banks (greater than $5 billion in corporate assets), security broker dealers and captive agents, insurance companies, insurance agents and brokers, investment advisers, mutual funds, hedge funds, real estate investment trusts, business development companies, private equity and venture capital firms. Products include directors and officers liability, professional liability, fiduciary liability, cyber liability, and financial institutions bonds.
OneBeacon Crop Insurance (Crop)
Prior to July 2015, we offered multiple peril crop insurance and the related crop-hail business (collectively, Crop). We exited the Crop business in 2015 because the managing general agency, through which the business was generated, was sold by a third party to a competitor.
Collector Cars and Boats
Prior to the termination of our relationship on January 1, 2013, we offered tailored coverages primarily for collector vehicles through an exclusive partnership with Hagerty Insurance Agency (Hagerty).
Specialty Industries
The Specialty Industries segment is comprised of six active underwriting operating segments, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Specialty Industries segment includes the Accident, Technology, Ocean Marine, Government Risks, Entertainment, and Inland Marine underwriting operating segments.

For 2016, 2015 and 2014, our Specialty Industries segment's net written premiums by underwriting operating segment were as follows:

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Technology	$124.1	$127.3	$133.1
Ocean Marine	115.7	122.7	127.1
Accident	114.5	118.8	113.4
Government Risks	82.8	84.5	82.3
Entertainment	61.5	88.0	88.6
Inland Marine	61.2	62.3	65.5
Total Specialty Industries	$559.8	$603.6	$610.0
A description of business written by each underwriting operating segment in OneBeacon's Specialty Industries segment follows:
OneBeacon Technology Insurance (Technology)
Technology delivers all-lines underwriting solutions for the technology, life science and medical technology, and telecommunications industries. The specific capabilities offered include risk control, claims and third-party vendor solutions. Products span property, casualty, cyber, errors & omissions, international, products liability and professional coverages.
International Marine Underwriters (IMU)—Ocean Marine (Ocean Marine)
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
OneBeacon Accident Group (Accident)
Accident focuses on analyzing and developing unique accident solutions for the transportation, non-subscription and corporate accident marketplace, while also developing specialized accident insurance programs. Accident's product suite includes accidental death and dismemberment, occupational accident, sports accident, non-truckers liability, vehicle physical damage and other accident coverages. Accident also provides employers and affinity groups with access to unique services including identity theft management services and travel assistance services.
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

Geographic Concentration
Substantially all of our net written premiums are derived from business produced in the United States. We produced business in the following geographies during 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
California	18.2%	17.6%	16.4%
New York	11.5	10.4	10.0
Texas	7.0	6.4	6.7
District of Columbia	6.0	6.0	5.3
Florida	4.7	5.1	5.7
Other(1)	52.6	54.5	55.9
Total	100.0%	100.0%	100.0%
_______________________________________________________________________________

(1)	No other individual state accounts for more than 5% of net written premiums for 2016, 2015 or 2014.
Marketing and Distribution
We offer our products and services through a network of approximately 2,300 independent agents, regional and national brokers, wholesalers and managing general agencies. We selectively enter these relationships with producers who demonstrate an understanding of our target markets, our capabilities and the specialized needs of their clients. We believe this selective distribution approach creates greater insight into the underwriting and management of the risks associated with our particular lines of business. Further, we believe agents and brokers will continue to represent a significant share of the business we desire going forward.
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
Competition
Property and casualty insurance is highly competitive. Our businesses each compete against a different subset of companies. In general, we compete in one or more of our businesses with most of the large multi-line insurance companies, such as Chubb, AIG, Beazley, CNA, Hartford, Liberty Mutual, Travelers and Zurich. We also compete with most specialty companies, such as Axis, Tokio Marine HCC, Navigators, Markel, RLI, and W.R. Berkley, as well as various local and regional insurance companies and niche carriers.
The more significant competitive factors for most of our insurance products are price, product terms and conditions, agency and broker relationships, claims service, company scale and financial stability. Our underwriting principles and dedication to independent distribution partners are unlikely to make us the low-cost provider in most markets. While it is often difficult for insurance companies to differentiate their products, we believe that providing superior specialty products to satisfy market needs and relying on agents and brokers who value our targeted expertise, superior claims service, and disciplined underwriting establishes a competitive advantage.

Claims Management
Effective claims management is a critical factor in achieving satisfactory underwriting results. We maintain an experienced staff of claims handlers and managers located throughout our operating territories.

We have dedicated claims managers and adjusters for many of our specialty businesses. These individuals ensure that we have the appropriate level of expertise to handle claims often involving complex issues. Within the claims organization, we also use various shared services to both more efficiently manage costs and ensure we are delivering superior claims results. These services include: shared non-specialty property and casualty insurance claims adjusters, operational and information technology support, subrogation and recovery support, medical and legal bill review, a special investigation unit to detect insurance fraud, and dedicated legal support.

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
Catastrophe Risk Management and Reinsurance Protection
Catastrophes are severe losses resulting from a wide variety of events. Examples of catastrophes include losses caused by earthquakes, wildfires, hurricanes and other types of storms and terrorist acts. While our exposure to catastrophe losses has decreased meaningfully as a result of our repositioning in recent years as a specialty-only company, we are still exposed to catastrophe losses. The timing and size of catastrophe losses are unpredictable and the level of losses experienced in any year could be material to our operating results and financial condition. The extent of losses caused by a catastrophic event is a function of severity and the amount and type of insured exposure in the affected area. In the normal course of business, our insurance subsidiaries seek to limit losses that may arise from catastrophes or other events through individual risk selection, imposing deductibles and limits, limiting our concentration of insurance in catastrophe-prone areas such as coastal regions and reinsuring with third-party reinsurers.
We use models (primarily AIR Worldwide Touchstone version 4.1) to estimate potential losses from catastrophes. We use the model output in conjunction with other data to manage our exposure to catastrophe losses based on a probable maximum loss forecast to quantify our exposure to an extreme catastrophe event.
Our insurance subsidiaries enter into reinsurance contracts to protect their businesses from losses due to concentration of risk and to limit losses arising from catastrophic events. We utilize a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage our exposure to large catastrophe losses. Effective May 1, 2016, we renewed our property catastrophe reinsurance program through April 30, 2017. The program provides coverage for our property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained, with 100% of the next $110.0 million of losses resulting from the catastrophe being reinsured. Any part of a catastrophe loss in excess of $130.0 million would be retained in full. In the event of a catastrophe, our property catastrophe reinsurance program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium. We anticipate that the $130.0 million limit is more than sufficient to cover the maximum hurricane and earthquake losses with a modeled 0.4% probability of occurrence (1-in-250-year). This $130.0 million limit is consistent with the limit that our previous catastrophe reinsurance program provided.
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
We also purchase property-per-risk reinsurance coverage to reduce large loss volatility. The property-per-risk reinsurance program reinsures 100% of losses in excess of $3.0 million, up to $100.0 million. Individual risk facultative reinsurance is purchased above $100.0 million. The property-per-risk treaty provides one limit of reinsurance protection for losses in excess of $3.0 million up to $100.0 million on an individual risk basis for certified acts of foreign terrorism committed on behalf of any foreign person or foreign interest. However, any nuclear events, or biological, chemical or radiological terrorist attacks are not covered.

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
Our current third party reinsurance programs provide varying degrees of coverage for terrorism events. Our overall terrorism exposure is impacted by the Terrorism Act, which is a federal program administered by the Department of the Treasury that provides for a shared system of public and private compensation for commercial property and casualty losses resulting from events that reach the threshold for losses ($140 million in 2017 and increasing $20 million in subsequent years until the threshold becomes $200 million in 2020) and are certified as an act of terrorism by the U.S. Secretary of the Treasury, in concurrence with the Secretary of Homeland Security and the Attorney General of the United States. The current program was signed into law on January 12, 2015 and is authorized through December 31, 2020. See Note 4—“Reinsurance” of the accompanying consolidated financial statements for a further description of the Terrorism Act, including our estimated retention level.
We closely monitor and manage our concentration of risk for terrorism losses by geographic area. We control our exposures so that total maximum expected loss from a terrorism event within any half-mile radius in a metropolitan area or around a target risk will not exceed $450 million on a pre-tax basis before considering the federal government participation under the Terrorism Act. Reports monitoring our terrorism exposures are generated quarterly. In addition, our underwriting process evaluates all potential new business to determine if it would add exposure to an already existing concentration of risk or would individually add significant risk. As a result, we believe that we have appropriately limited our exposure to losses from terrorist attacks. Nonetheless, risks insured by us remain exposed to terrorist attacks and, even considering the coverage provided by the Terrorism Act, the possibility remains that losses resulting from future terrorist attacks could prove to be material.
Loss and LAE Reserves
We establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and is always inherently uncertain. See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates," as well as Note 1—"Nature of Operations and Summary of Significant Accounting Policies—Insurance Operations" and Note 3—"Unpaid Loss and LAE Reserves" in the accompanying consolidated financial statements for further discussion of our accounting for loss and LAE.
The following table reconciles loss and LAE reserves determined on a statutory basis to loss and LAE reserves determined in accordance with GAAP as of December 31, 2016 and 2015 as follows:

	December 31,
	2016	2015
	($ in millions)
Statutory reserves	$1,192.7	$1,203.8
Reinsurance recoverable on unpaid losses and LAE(1)	172.9	186.0
GAAP reserves	$1,365.6	$1,389.8
_______________________________________________________________________________

(1)	Represents adjustments made to add back reinsurance recoverables on unpaid losses and LAE included with the presentation of reserves under statutory accounting.
Investing, Financing and Corporate
Investing, Financing and Corporate primarily consists of investing and financing activities, as well as other assets and liabilities, and general and administrative expenses and interest expense incurred at the holding company level.

Investing
Our traditional investment philosophy is to maximize long-term total returns (after-tax) while taking prudent levels of risk and maintaining a diversified portfolio, subject to our investment guidelines and various regulatory restrictions. Under this approach, each dollar of after-tax investment income and realized and unrealized investment gains and losses is valued equally.
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
Substantially all of our investment portfolio is managed under an agreement with White Mountains Advisors LLC (WM Advisors), a registered investment advisor and wholly owned subsidiary of White Mountains. See Note 15—"Related Party Disclosures" of the accompanying consolidated financial statements. Our investment portfolio mix as of December 31, 2016, consisted in large part of high quality, short duration fixed maturity investments and short-term investments. During the third quarter of 2016, we established a portfolio of high-yield fixed maturity investments. We also maintain a portfolio of common equity securities, and other investments, including surplus notes, hedge funds and private equity funds. Our management believes that prudent levels of investments in common equity securities, other investments and high yield fixed maturity investments are likely to enhance long-term after tax total returns.
WM Advisors' fixed maturity investment strategy is to purchase securities that are attractively priced in relation to their investment risks. WM Advisors manages the interest rate risk associated with holding fixed maturity investments by actively managing the average duration of the portfolio to achieve an adequate after tax total return without subjecting the portfolio to an unreasonable level of interest rate risk. WM Advisors has established relationships with third party registered investment advisers to invest in taxable and tax-exempt municipal securities and high-yield fixed maturity investments.
WM Advisors' looks to enhance long term after-tax total returns by investing a portion of the portfolio in common equity securities and other investments. A majority of our common equity securities represent passive exchange traded funds (ETFs) that seek to provide investment results that, before expenses, generally correspond to the performance of broad market indices. WM Advisors has established a relationship with a third party registered investment adviser to invest in publicly-traded common equity securities, excluding our ETFs.
Financing
Debt and the related interest expense on debt also are not allocated to or managed by segment and are included in the Investing, Financing and Corporate segment.
2012 Senior Notes
In November 2012, OneBeacon U.S. Holdings, Inc. (OBH), an intermediate holding company of OneBeacon, issued $275.0 million face value of 4.6% senior unsecured notes (the 2012 Senior Notes) through a public offering, with the proceeds used to repurchase OBH's then existing outstanding senior notes, and mature on November 9, 2022. The Company provides an irrevocable and unconditional guarantee as to the payment of principal and interest on the 2012 Senior Notes.
Credit Facility
On September 29, 2015, the Company and OBH, as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the Credit Facility). As of December 31, 2016, the Credit Facility was undrawn.
See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing."
Corporate
Our corporate operations consist of the activities of the Company, and our intermediate subsidiaries which include OneBeacon U.S. Enterprises Holdings, Inc., OneBeacon U.S. Financial Services, Inc., and OBH, all U.S.-domiciled holding companies, as well as various other intermediate holding and financing companies domiciled in the United States, Barbados, Bermuda, Ireland and Luxembourg. The primary purpose of these entities is to efficiently manage the group's various capital and financing activities.

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
State Accreditation and Monitoring
All states have laws establishing standards that an insurer must meet to maintain its license to write business. In addition, all states have enacted laws substantially similar to the National Association of Insurance Commissioners’ (NAIC) risk-based capital (RBC) standards for property and casualty companies, which are designed to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The RBC formula for property and casualty insurance companies measures three major areas of risk: underwriting, which encompasses the risk of adverse loss developments and inadequate pricing; declines in asset values arising from market and/or credit risk; and off-balance sheet risk arising from adverse experience from non-controlled assets, guarantees for affiliates or other contingent liabilities, and excessive premium growth. Under laws adopted by individual states, insurers having less total adjusted capital than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.
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
Many states have laws and regulations that limit an insurer's ability to exit a market. For example, certain states prohibit an insurer from withdrawing from one or more lines of insurance business in the state without providing prior notice to or obtaining the state regulator's approval. State regulators may refuse to approve withdrawal plans on the grounds that they could lead to market disruption or for other reasons, including political and tax-related reasons. Some states also prohibit canceling or non-renewing certain policies for specific reasons.
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
Guaranty Funds and Mandatory Shared Market Mechanisms
As a condition of our license to do business in certain states, we are required to participate in guaranty funds in which licensed insurers within the state bear a portion of the loss suffered by claimants due to the insolvency of other insurers. Certain states also impose mandatory shared market mechanisms, such as assigned risk plans, with each state dictating the types of insurance and the level of coverage that must be provided. Assigned risk plans require insurers licensed within the applicable state to accept applications for insurance policies from customers who are unable to obtain insurance in the voluntary market. The total number of such policies an insurer is required to accept is based on its market share of voluntary business in the state. Underwriting results related to assigned risk plans are typically adverse. Accordingly, we may be required to underwrite policies with a higher risk of loss than we would otherwise accept.
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
We are subject to state laws and regulations that require investment portfolio diversification and dictate the quality and kind of investments we may hold. Non-compliance may cause non-conforming investments to be non-admitted when measuring statutory surplus and, in some instances, may require divestiture. Our investment portfolio as of December 31, 2016 complied with such laws and regulations in all material respects.
One of the primary sources of cash inflows for us and certain of our intermediary holding companies is dividends or distributions received from our operating subsidiaries. Under the insurance laws of the domiciliary states of our U.S. insurance subsidiaries, an insurer is restricted with respect to the timing or amount of dividends it may pay without prior approval by regulatory authorities. Atlantic Specialty Insurance Company (ASIC), a New York insurance company, is the lead insurance company for our specialty business. ASIC, regulated by the New York Department of Financial Services (NY DFS), has the ability to pay dividends to its immediate parent without the prior approval of regulatory authorities in an amount set by formula based on the lesser of (i) adjusted net investment income, as defined by statute, or (ii) 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Additionally, upon ASIC’s request, the NY DFS has the discretion to approve a greater dividend, or allow for a special distribution of funds (including share repurchases).
Split Rock Insurance, Ltd. (Split Rock) our Bermuda-based reinsurance company has the ability to distribute statutory capital without the prior approval of the Bermuda Monetary Authority, provided it does not reduce its total statutory capital, as shown in its previous financial year's statutory financial statements, by 15% or more. In addition, Split Rock has the ability to pay dividends to its immediate parent without the prior notification of regulatory authorities of up to 25% of its previous financial years total statutory capital and surplus, subject to meeting all appropriate liquidity and solvency requirements as specified in the Bermuda Insurance Act of 1978 and related regulations (Insurance Act) and the Companies Act 1981 of Bermuda (Companies Act). See Item 7A—"Liquidity and Capital Resources" for further information regarding dividend capacity for ASIC and Split Rock.
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
Legislation
Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies impact the industry. In addition, legislation has been introduced in recent years that, if enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry. Notably, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) created the Federal Insurance Office (FIO) within the Treasury Department, which is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system. In addition to these recent financial regulations, we are impacted by other federal regulations targeted at the insurance industry, such as the Terrorism Act, which established a federal "backstop" for commercial property and casualty losses (see "—Catastrophe Risk Management and Reinsurance Protection" above). For example, the generally applicable levels of reinsurance support that the federal government provides to authorized carriers under the Terrorism Act could be reduced by future legislation. We will continue to monitor new and changing federal regulations and their potential impact, if any, on our insurance company subsidiaries.

In addition to emerging federal regulation, many states are adopting laws that attempt to strengthen the ability of regulators to understand and regulate the risk management practices of insurers and insurance groups. For example, many states have adopted measures related to the NAIC’s Solvency Modernization Initiative (SMI), which have included model regulations that require insurers to summarize their key risks and risk management strategies to regulators. For example, the SMI resulted in a 2010 amendment to the NAIC’s Model Insurance Company Holding Company System Regulatory Act (the Model Holding Company Act), which requires the ultimate controlling person in an insurer’s holding company structure to identify and report material enterprise risks to the state insurance regulator. The SMI also produced the NAIC Risk Management and Own Risk Solvency Model Act (ORSA), which requires insurers meeting premium thresholds to: 1) maintain a risk management framework; and 2) annually submit a comprehensive report designed to assess the adequacy of an insurer’s risk management practices, including risks related to the insurer’s future solvency position. ORSA requirements became effective in 2015 in all of the domiciliary states of our U.S. insurance company subsidiaries.
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
Shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 and the Exchange Control Act 1972, and related regulations of Bermuda which regulate the sale of securities in Bermuda. In addition, specific permission is required from the BMA pursuant to the provisions of the Exchange Control Act 1972 and related regulations, for all issuances and transfers of securities of Bermuda companies, other than in cases where the BMA has granted a general permission. The BMA, in its policy dated June 1, 2005, provides that, where any equity securities, including our common shares, of a Bermuda company are listed on an appointed stock exchange, general permission is given for the issue and subsequent transfer of any securities of a company from and/or to a non-resident for as long as any equity securities of such company remain so listed. The New York Stock Exchange is deemed to be an appointed stock exchange under Bermuda law. Notwithstanding the above general permission, the BMA has granted us permission to, subject to our common shares being listed on an appointed stock exchange, (a) issue and transfer our shares, up to the amount of our authorized capital from time to time, to persons resident and non-resident of Bermuda for exchange control purposes; (b) issue and transfer our options, warrants, depositary receipts, rights, and other securities; and (c) issue and transfer our loan notes and other debt instruments and options, warrants, receipts, rights over loan notes and other debt instruments to persons resident and non-resident of Bermuda for exchange control purposes.
Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place in Bermuda. As an exempted company, we may not, without the express authorization of the Bermuda legislature or under a license granted by the Bermuda Minister of Economic Development (Minister), participate in various specified business transactions, including:

•
the acquisition or holding of land in Bermuda, except land held by way of lease or tenancy agreement which is required for our business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for our officers and employees and held with the consent of the Minister, for a term not exceeding 21 years;

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
The Company’s indirect, wholly owned subsidiary, Split Rock, is a Bermuda-based reinsurance company. Split Rock is subject to the Insurance Act. The Insurance Act requires Split Rock to be registered with the BMA. The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies, including Split Rock, and grants the BMA powers to supervise, investigate, and intervene in the affairs of Bermuda insurance companies. While Bermuda insurance regulations are generally similar to insurance regulations imposed by U.S. states on U.S.-domiciled insurers, there are important differences. These differences must be accounted for in order for Split Rock to maintain its Bermuda insurance license. For example, instead of using the RBC formula to determine the minimum amount of capital needed to support an insurer’s overall business operations, under the Insurance Act, Split Rock is required to maintain available statutory capital and surplus at a level equal to or in excess of its enhanced capital requirement which is established by reference to either the BMA's Bermuda Solvency Capital Requirement (BSCR) model or an approved internal capital model in lieu thereof. Split Rock currently uses the BSCR model in calculating its capital and solvency requirements, which it files with the BMA annually along with its annual statutory return and which forms part of its overall capital and solvency return. Another difference relates to the regulation of insurer investments. Under the Insurance Act, Split Rock is required to maintain a minimum liquidity ratio to ensure that it has sufficient liquidity in its investment portfolio. See the Pricing, Investing and Dividends section above for Bermuda restrictions with respect to distributions and dividends and Item 7A—"Liquidity and Capital Resources" for further information regarding dividend capacity for ASIC and Split Rock. Split Rock also submits audited GAAP financial statements and audited statutory financial statements to the BMA, the former of which are published on the BMA’s website. In addition, Split Rock files a financial condition report with the BMA, which is available from the Company for public inspection on request. Finally, in addition to compliance under the Insurance Act, Split Rock must also comply with provisions of the Companies Act relating to exempted companies, including with respect to payment of dividends, as set out above.
Ratings
Insurance companies are evaluated by various rating agencies in order to measure each company's financial strength. Higher ratings generally indicate financial stability and a stronger ability to pay claims. We believe that strong ratings are an important factor in the marketing of insurance products and services to distribution partners and customers. These claims-paying (or financial strength) ratings do not refer to our ability to meet non-insurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by us or to buy, hold, or sell our securities.
The following table presents the financial strength ratings assigned to our principal insurance operating subsidiaries as of February 27, 2017:

	A.M. Best(1)	Fitch(2)	Moody's(3)	Standard & Poor's(4)
Ratings	"A" (Excellent)	"A" (Strong)	"A3" (Good)	"A-" (Strong)
Outlook	Stable	Stable	Stable	Stable
_______________________________________________________________________________

(1)	"A" is the third highest of sixteen financial strength ratings assigned by A.M. Best.

(2)	"A" is the sixth highest of nineteen international financial strength ratings assigned by Fitch.

(3)	"A3" is the seventh highest of twenty-one financial strength ratings assigned by Moody's.

(4)	"A-" is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor's.

Executive Officers
The section below provides information regarding our executive officers as of February 27, 2017:

Name	Age	Position(s)
T. Michael Miller	58	Director, President and Chief Executive Officer
Paul H. McDonough	52	Executive Vice President and Chief Financial Officer
Paul J. Brehm	56	Executive Vice President, Chief Actuary, Chief Risk Officer
Dennis A. Crosby	58	Executive Vice President
Maureen A. Phillips	62	Senior Vice President and General Counsel
John C. Treacy	53	Chief Accounting Officer and Treasurer
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
Employees
As of December 31, 2016, we employed approximately 1,100 persons.
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
Loss and LAE reserves are estimates of what we believe the settlement and administration of claims will cost based on facts and circumstances then known to us. These estimates involve actuarial and claims assessments and depend on a number of assumptions about future events that are subject to unexpected changes and are beyond our control, such as future trends in claim severity, emerging coverage issues, frequency of large claims, overall claim frequency, inflation, legislative and judicial changes, and other factors. Estimating loss and LAE reserves is particularly challenging for new businesses where we do not have sufficient claims experience to select the necessary assumptions and must rely on external data to establish loss and LAE reserves, increasing the likelihood that our estimates will differ from the ultimate cost of claims.
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
Our investment portfolio, including the assets supporting our benefit plans, consists of fixed maturity investments, short-term investments, common equity securities and other investments such as surplus notes, hedge funds and private equity funds. We invest to maximize long-term total returns (after-tax) while taking prudent levels of risk and maintaining a diversified portfolio, subject to our investment guidelines and various regulatory restrictions. However, investing entails substantial risks. We may not achieve our investment objectives, and our investment performance may vary substantially over time. Investment returns are an important part of our strategy to grow book value, and fluctuations in the fixed income or equity markets could impair our results of operations and financial condition.

Both the investment income we generate and the fair market value of our investment portfolio are affected by general economic and market conditions, including fluctuations in interest rates, debt market levels, equity market levels and market volatility. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. In particular, a significant increase in interest rates could result in significant losses in the fair value of our investment portfolio and consequently could adversely affect our results of operations and financial condition. We are exposed to changes in equity markets. We are also exposed to changes in the volatility levels of various investment markets. The underlying conditions prompting such changes are outside of our control and could adversely affect the value of our investments and our results of operations and financial condition. We also hold investments, such as surplus notes, hedge funds and private equity funds, which are not regularly traded in active investment markets and may be illiquid. These investments may experience greater volatility in their returns or valuation, which could impair our financial performance.
Successful management of our investment portfolio is highly dependent on WM Advisors, which is owned by White Mountains. If we lose our investment relationship with WM Advisors, we may not be able to secure an investment adviser or advisers who will produce returns on our investments similar to those produced by WM Advisors in the past, or any positive returns at all.
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
Insurance markets are highly competitive and our businesses each compete against different subsets of companies. In general terms, we compete in one or more of our businesses with most of the large multi-line insurance companies, most of the specialty companies, and various local and regional insurers. We also compete with new companies formed to enter insurance markets. Recent consolidation in the United States property and casualty insurance industry may increase the size and/or financial strength of some of our competitors. Increased competition could result in fewer submissions, lower premium rates and less favorable policy terms and conditions, which could adversely impact our results of operations and financial condition.
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
Catastrophic events could materially adversely affect our results of operations and financial condition
We write insurance policies that cover unpredictable catastrophic events. Covered unpredictable events include natural disasters, such as hurricanes, windstorms, earthquakes, floods, wildfires, and severe winter weather, and also include other disasters such as terrorist attacks, cyber-attacks, explosions, infrastructure failures, political instability, and wide-impact pandemics.
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
Changing climate conditions may add to the unpredictability and frequency of natural disasters and create additional uncertainty as to future trends and exposures. We cannot predict how changing climate conditions and the various governmental and other responses to such changes will impact our business. To the extent that climate change increases the unpredictability, frequency or severity of natural disasters, we may face increased claims, which could have a material adverse effect on our results of operations and financial condition. Such climate changes may also not be adequately considered in our catastrophe modeling, described below.
Our efforts to mitigate our exposure to catastrophes—which include analyzing possible catastrophe losses through a variety of tools, such as catastrophe modeling software, and purchasing reinsurance—may be unsuccessful. Loss estimates produced by catastrophe models depend on many variables, including assumptions about demand surge, storm surge, loss adjustment expenses, and event intensity. If the assumptions defining our modeling variables are incorrect, or the model itself is incorrect, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios. To the extent these losses are not covered by reinsurance, our results of operations and financial condition could be materially adversely affected.
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
Any additional capital raised through the sale of equity will dilute an existing shareholders' ownership percentage in our company and may decrease the market price of our common shares. Furthermore, the securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares. Any additional financing we may need may not be available on terms favorable to us, or at all, and could increase the company’s financial leverage and hence its overall risk levels.
We may not successfully alleviate risk through reinsurance arrangements. Additionally, we may be unable to collect all amounts due from reinsurers under our existing reinsurance arrangements.
We attempt to limit our risk of loss through reinsurance arrangements. The availability and cost of reinsurance protection is subject to market conditions which are outside of our control. In addition, the coverage provided by our reinsurance contracts may be inadequate to cover our future liabilities. As a result, we may not be able to successfully alleviate risk through these arrangements, which could have a material adverse effect on our results of operations and financial condition.
Purchasing reinsurance does not relieve us of our underlying obligations to policyholders, so any inability to collect amounts due from reinsurers could also adversely affect our results of operations and financial condition. Inability to collect amounts due from reinsurers can result from a number of scenarios, including: (1) reinsurers choosing to withhold payment due to a dispute or other factors beyond our control; and (2) reinsurers becoming unable to pay amounts owed to us as a result of a deterioration in financial condition. While we regularly review the financial condition of our reinsurers and currently believe their condition is strong, it is possible that one or more of our reinsurers will be significantly adversely affected by future significant loss or economic events, causing them to be unable or unwilling to pay amounts owed to us.
In addition, due to factors such as the price or availability of reinsurance coverage, we sometimes decide to increase the amount of risk we retain by purchasing less reinsurance. Such determinations have the effect of increasing our financial exposure to losses associated with such risks and, in the event of significant losses associated with a given risk, could have a material adverse effect on our results of operations and financial condition.

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
In the ordinary course of business, we are subject to litigation and other legal proceedings as part of the claims process, the outcomes of which are uncertain. We maintain reserves for claims-related legal proceedings as part of our loss and LAE reserves. Adverse outcomes are possible and could negatively impact our financial condition. Furthermore, as industry practices and legal, judicial, social and other conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our results of operations and financial condition by either extending coverage beyond our underwriting intent or by increasing the number and size of claims. In some instances, these changes may not become apparent until sometime after we have issued the affected insurance contracts. Examples of emerging claims and coverage issues include, but are not limited to:

•	New theories of liability and disputes regarding medical causation with respect to certain diseases;

•	Claims related to data security breaches, information system failures or cyber-attacks; and

•	Claims caused by national and global political and social unrest.
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
As of December 31, 2016, we had $275.0 million face value of indebtedness. See "Item 1. Business—Investing, Financing and Corporate—Financing—2012 Senior Notes." Our ability to meet our debt and related service obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are beyond our control. If the Company or OBH defaults under a separate credit agreement, mortgage, or similar debt agreement with a principal amount greater than $75 million, and such default results in the acceleration of such debt, there will be a default under the 2012 Senior Notes which would permit the holders of 25% or more of the 2012 Senior Notes to declare an event of default under the indenture documents resulting in a required repayment of the 2012 Senior Notes. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt and meet our other obligations, or to repay any accelerated indebtedness as a result of the trigger of the cross acceleration provisions in the indentures of the 2012 Senior Notes. If we do not have enough cash, we may be required to refinance all or part of our existing debt, sell assets, borrow more cash or issue equity. We cannot make assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, if at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financing."
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
We recently entered into new specialty business lines, including financial institutions and programs. We intend to continue to look for appropriate opportunities to diversify our business portfolio by adding new specialty lines. We also intend to continue to grow our existing specialty lines. Due to our limited experience in new business lines, there could be limited expertise and financial information available to us to help estimate sufficient prices, estimate likely ultimate loss and LAE and expenses, and evaluate whether a given line can be managed and developed successfully. Also, these lines may not meet our performance expectations. Although we have a conservative approach to adding new lines, including stringent management oversight of underwriting, product and pricing development, and financial performance, there is no assurance that some or all of these new specialty businesses will be profitable, which could materially adversely affect our results of operations and financial condition.
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
Changes in federal, state or Bermuda laws and regulations may restrict our ability to operate and/or have an adverse effect upon the profitability of our business within a given jurisdiction, and could have an effect on our business, results of operations and financial condition. For example, as a result of various state, federal and international regulatory efforts to modernize and harmonize insurer solvency regulations in the wake of the recent financial crisis, the states or Bermuda could further restrict allowable investments or increase our capital requirements, both of which could materially impact our results of operations.
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
Our performance substantially depends on the efforts and abilities of our management team and other executive officers and key employees, including our experienced teams of specialty underwriters. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key management personnel and underwriting teams. We do not have fixed term employment agreements with any of our key employees or key man life insurance, and the loss of one or more of these key employees, or a substantial portion of an underwriting team, could adversely affect our business, results of operations and financial condition. Our success also depends on the ability to hire and retain additional key personnel, including underwriting and claims teams. Difficulty in hiring or retaining key personnel could adversely affect our results of operation.
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
We may not be able to maintain effective operating procedures and manage operational risk.
Our business operations depend on our ability to execute a large number of underwriting, claim processing, analytical, information technology and investment processes. If we are unable to do so, we may be unable to comply with regulatory requirements, accurately collect and analyze underwriting and claims data, or successfully develop new insurance products, among other things.
We implement procedures and internal controls designed to support our business processes and to mitigate these risks. However, a control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Failure of internal controls may result from, among other things, employee error or misconduct, failure to properly document transactions, failure to obtain necessary authorization, and failure to comply with regulatory requirements. Failure of controls may also result from failure to adequately supervise third party vendors we rely upon to support some of our business operations. If controls are not effective, it could lead to financial loss, unanticipated risk exposure, regulatory action or damage to our reputation. An example of ineffective controls leading to litigation can be seen in claims handling, where failure to properly handle a claim could increase our exposure by supporting policyholder theories that a claim was settled by us in bad faith.
There is no guaranty that the Board of Directors will maintain current dividend levels, which may reduce the return on an investment in our common shares.
Our current shareholder dividend practices are subject to change for reasons that may include decisions on whether, when and in what amounts to make any future distributions. These decisions remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change or suspend our dividend practices at any time and for any reason. Our common shareholders should be aware that they have no contractual or other legal right to dividends. Our ability to pay dividends also depends on our future performance, which may be affected by factors beyond our control.

The Company is a holding company with no direct operations, and our insurance subsidiaries' ability to pay dividends to us is restricted by law.
As a holding company with no direct operations, the Company relies in large part on dividends and other permitted payments, including distributions, from our subsidiaries to pay our expenses, interest on debt and dividends to shareholders, or otherwise distribute capital to shareholders. Our subsidiaries may not be able to generate cash flow sufficient to pay a dividend or distribute funds to us. In addition, under the insurance laws of the jurisdictions in which our insurance subsidiaries are domiciled, insurers are restricted with respect to the timing or the amount of dividends or distributions it may pay, and, in some cases, the prior approval of regulatory authorities may be required. ASIC, a New York insurance company, is our lead domestic insurance company. Dividends and distributions from ASIC may require prior approval by the NY DFS. Split Rock, our Bermuda reinsurance company, is regulated by the BMA and may require prior approval for dividends and other permitted payments.
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
We are organized under the laws of Bermuda, and a portion of our assets are located outside the United States. As a result, it may not be possible for our shareholders to enforce court judgments obtained in the United States against us based on the civil liability provisions of the federal or state securities laws of the United States, either in Bermuda or in countries other than the United States where we have assets. In addition, there is some doubt as to whether the courts of Bermuda and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws.
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
White Mountains beneficially owns all of our Class B common shares, representing 96.9% of the voting power of our voting securities and 76.1% of our total equity as of December 31, 2016. As long as White Mountains owns our common shares representing more than 50% of the voting power of our outstanding voting securities, White Mountains will generally be able to determine the outcome of all corporate actions requiring shareholder approval, including the election of directors. Furthermore, we are relying on the "controlled company" exemption under the rules of the New York Stock Exchange, and are therefore not required to have a majority of independent directors on our Board. Of the ten directors on our Board, five are current or former employees, directors or officers of White Mountains, or the Company. White Mountains also has control over the adoption or amendment of provisions in our memorandum of association or bye-laws and the approval of amalgamations, mergers, and other significant corporate transactions. Furthermore, White Mountains will continue to be able to exercise this control as long as its economic equity ownership in us is at least 20%. These factors also may delay or prevent a change in the management or voting control of us.
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
Risks That Relate to Taxes
Changes in tax laws or tax treaties may adversely affect the Company.
The taxable income of our U.S. subsidiaries is subject to U.S. federal, state and local income tax and other taxes. Potential changes to these laws could adversely affect the company. For example, disallowing the deduction for reinsurance purchased from a reinsurer outside the U.S. or disallowing deductions for interest expense could adversely affect the Company.
The income of the non-U.S. companies in our group is generally subject to a rate of tax that is lower than the U.S. rate. Certain of our non-U.S. companies are eligible for the benefits of tax treaties between the United States and other countries. We believe our non-U.S. companies will continue to be eligible for treaty benefits. However, it is possible that factual changes or changes to U.S. tax laws or changes to tax treaties that presently apply to our non-U.S. companies could increase income, or the tax rate on income subject to tax in the United States. Similarly, changes to the applicable tax laws, treaties or regulations of other countries could subject the income of members of our group to higher rates of tax outside the United States. Additionally, the base erosion and profit shifting (“BEPS”) project currently being undertaken by the Organization for Economic Cooperation and Development (“OECD”) and the European Commission’s investigation into illegal state aid may result in changes to long-standing tax principles which could adversely affect the Company.
We have significant deferred tax assets, which we may be unable to utilize if we do not generate sufficient future taxable income.
We have a deferred tax asset related to net operating loss carryforwards and tax credit carryforwards at December 31, 2016 that are subject to carryforward limitations in the United States. Utilization of these assets and other assets included in our net deferred tax asset is dependent on generating sufficient future taxable income of the appropriate character (i.e. ordinary income or capital gains) in the appropriate jurisdiction. If it is determined that it is more likely than not that sufficient future taxable income will not be generated, we would be required to increase the valuation allowance (an offset to our deferred tax asset) in future periods, which could have an adverse effect on our results of operations. A reduction in the Federal income tax rate to between 15-20% would reduce the Company’s net deferred tax asset by $54 - $72 million.
OneBeacon Insurance Group, Ltd., our Bermuda-based parent company, and our non-U.S. subsidiaries may become subject to U.S. tax, which may have an adverse effect on our results of operations and our shareholders’ investments.
OneBeacon Insurance Group, Ltd. and our non-U.S. subsidiaries operate in a manner such that none of these companies should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income), because none of these companies should be treated as engaged in a trade or business within the United States. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the United States, we cannot be certain that the Internal Revenue Service (IRS) will not contend successfully that the Company or its non-U.S. subsidiaries are engaged in a trade or business in the United States. If the Company or any of its non-U.S. subsidiaries were considered to be engaged in a trade or business in the United States, such entity could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business, which could adversely affect our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters are located at 26 Reid Street, Hamilton HM 11, Bermuda. Our U.S. corporate headquarters are located at 605 Highway 169 North, Plymouth, Minnesota, 55441, and our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. We also maintain branch offices in various cities throughout the United States. Our headquarters, U.S. corporate headquarters and branch offices are leased. Management believes that our office facilities will be suitable and adequate for our current level of operations.

ITEM 3.	LEGAL PROCEEDINGS
OneBeacon, and the insurance and reinsurance industry in general, is routinely subject to claims-related litigation and arbitration in the normal course of business, as well as litigation and arbitration that do not arise from, or directly relate to, claims activity. We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition or results of operations.
Deutsche Bank Litigation
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York (the SDNY). Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon and OneBeacon-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the LBO. The Court granted an omnibus motion to dismiss the Noteholders Action in September 2013 and plaintiffs appealed. On March 29, 2016, a three judge panel of the U.S Second Circuit Court of Appeals affirmed the dismissal of the Noteholders Action. On July 22, 2016, the Plaintiff's petition to the Second Circuit for reconsideration or for a rehearing en banc was denied in full. On September 9, 2016 the Plaintiffs filed for a writ of certiorari, seeking review in the United States Supreme Court.
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the SDNY and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014 and the motion was granted on January 6, 2017. The plaintiff has requested permission to move the SDNY to certify the decision as a final judgment capable of immediate appeal. No amount has been accrued in connection with this matter as of December 31, 2016, as the amount of loss, if any, cannot be reasonably estimated.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Class A common shares of OneBeacon are listed and traded on the New York Stock Exchange (Symbol: OB). Our Class A common shares began trading on November 9, 2006. Prior to such date, there was no established public trading market for our common shares. We also have Class B common shares that are not listed for trading, all of which are held by White Mountains. There is no public market for this class of securities. The closing price per share of the Class A common shares on the New York Stock Exchange on February 22, 2017 was $16.65. As of February 22, 2017, the 22,525,458 outstanding Class A common shares were held by 30 holders of record. During 2016, we paid a quarterly dividend of $0.21 per common share, or $79.2 million in total. See Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend Capacity" and Note 11—"Statutory Capital and Surplus" of the accompanying consolidated financial statements for a description of restrictions on our ability to pay dividends.
The following table presents the range of share prices for our Class A common shares for the periods indicated, and the quarterly dividends declared per share:

	Three months ended
	March 31	June 30	September 30	December 31
2016
Common share price:
High	$14.00	$13.83	$14.95	$16.25
Low	$11.68	$12.04	$13.56	$13.63
Dividends declared	$0.21	$0.21	$0.21	$0.21

2015
Common share price:
High	$16.80	$16.29	$15.71	$14.74
Low	$14.49	$13.72	$13.78	$12.15
Dividends declared	$0.21	$0.21	$0.21	$0.21
White Mountains is a holding company whose businesses provide property and casualty insurance and certain other products. During the fourth quarter of 2006, White Mountains sold 27.6 million, or 27.6%, of our Class A common shares in an initial public offering. Prior to the initial public offering, we were a wholly-owned subsidiary of White Mountains. As of December 31, 2016, White Mountains owned 76.1% of our common shares.
Purchases of Equity Securities by the Issuer
On August 22, 2007, the Board authorized us to repurchase up to $200.0 million of our Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This program does not have a stated expiration date. During the year ended December 31, 2016, 850,349 shares were repurchased under the share repurchase authorization for $10.6 million at an average share price of $12.42. During the year ended December 31, 2015, 166,368 shares were repurchased under the share repurchase authorization for $2.1 million at an average price of $12.62. No shares were repurchased under the share repurchase authorization in the fourth quarter of 2016 or during the year ended December 31, 2014. The amount of authorization remaining is $75.0 million as of December 31, 2016.

Stock Performance Graph
The following chart compares the total return on a cumulative basis of $100 invested in our Class A common shares on December 31, 2011 to the Standard & Poor's 500 Stock Index and the Standard & Poor's Property and Casualty Insurance Index. The following chart includes reinvestment of dividends.
Comparison of Five Year Cumulative Total Return

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth our selected consolidated financial information for the dates indicated. We have derived the selected consolidated financial information presented below as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 from our consolidated financial statements. See Note 2—"Acquisitions and Dispositions" and Note 18—"Discontinued Operations" of the accompanying consolidated financial statements.

	Year ended December 31,
	2016	2015	2014	2013	2012
Summary Income Statement Data:	(in millions, except per share amounts)
Net written premiums	$1,100.7	$1,136.6	$1,216.9	$1,088.6	$1,179.2
Revenues
Earned premiums	$1,100.6	$1,176.2	$1,177.1	$1,120.4	$1,132.0
Net investment income	50.6	45.9	43.4	43.0	55.4
Net realized and change in unrealized investment gains	37.7	(35.1)	40.4	49.4	55.7
Net other revenues (expenses)	5.5	(0.6)	5.8	31.2	(0.5)
Total revenues	1,194.4	1,186.4	1,266.7	1,244.0	1,242.6
Expenses
Loss and loss adjustment expenses	656.0	700.7	815.1	622.1	650.0
Policy acquisition and other underwriting expenses	415.0	432.0	382.5	413.7	454.6
General and administrative expenses	14.2	15.4	13.8	12.0	13.4
Interest expense	13.1	13.0	13.0	13.0	16.9
Total expenses	1,098.3	1,161.1	1,224.4	1,060.8	1,134.9
Pre-tax income from continuing operations	96.1	25.3	42.3	183.2	107.7
Income tax (expense) benefit	12.5	12.9	12.3	(36.5)	(10.3)
Net income from continuing operations	108.6	38.2	54.6	146.7	97.4
Loss from discontinued operations, net of tax	—	(0.5)	(1.8)	(46.6)	(24.3)
(Loss) gain from sale of discontinued operations, net of tax	—	0.3	(18.8)	46.6	(91.0)
Net income (loss) including noncontrolling interests	108.6	38.0	34.0	146.7	(17.9)
Less: Net income attributable to noncontrolling interests	(1.2)	(1.2)	(1.1)	(1.0)	(1.4)
Net income (loss) attributable to OneBeacon's common shareholders	107.4	36.8	32.9	145.7	(19.3)
Net change in benefit plan assets and obligations, net of tax	1.0	—	(12.0)	20.6	(2.9)
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$108.4	$36.8	$20.9	$166.3	$(22.2)

Basic and diluted earnings (loss) per share attributable to OneBeacon's common shareholders:
Net income from continuing operations per share	$1.13	$0.38	$0.55	$1.52	$1.00
Loss from discontinued operations, net of tax, per share	—	—	(0.02)	(0.49)	(0.25)
(Loss) gain from sale of discontinued operations, net of tax, per share	—	—	(0.19)	0.49	(0.96)
Net income (loss) attributable to OneBeacon's common shareholders per share	$1.13	$0.38	$0.34	$1.52	$(0.21)

Weighted average number of common shares outstanding(1)	94.0	94.8	94.7	94.5	94.5

Cash dividends declared per common share	$0.84	$0.84	$0.84	$0.84	$0.84
_______________________________________________________________________________

(1)
Weighted average common shares outstanding includes the impact of unvested restricted shares as well as the impact of repurchases of Class A common shares made under the Company's share repurchase authorization.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in millions)
Underwriting Ratios:(1)(2)
Consolidated Insurance Operations
Loss and LAE ratio	59.6%	59.6%	69.2%	55.5%	57.4%
Expense ratio	37.7	36.7	32.5	36.9	40.1
Combined ratio	97.3%	96.3%	101.7%	92.4%	97.5%

Specialty Products
Loss and LAE ratio	71.6%	55.5%	78.7%	56.4%	57.2%
Expense ratio	35.9	35.3	30.0	36.8	40.7
Combined ratio	107.5%	90.8%	108.7%	93.2%	97.9%

Specialty Industries
Loss and LAE ratio	48.7%	63.3%	60.1%	54.7%	57.7%
Expense ratio	39.4	38.0	34.9	37.0	39.4
Combined ratio	88.1%	101.3%	95.0%	91.7%	97.1%

Summary Balance Sheet Data:
Total cash and investments	$2,690.0	$2,686.6	$2,612.8	$2,532.4	$2,335.1
Total assets	3,589.9	3,602.6	3,576.0	5,208.5	5,399.2
Loss and LAE reserves	1,365.6	1,389.8	1,342.2	1,054.3	1,000.0
Unearned premiums	575.1	560.3	588.3	544.9	573.8
Debt	273.2	272.9	272.5	272.2	272.0
OneBeacon's common shareholders' equity	1,021.3	1,000.9	1,045.8	1,103.7	1,014.2
OneBeacon's common shareholders' equity and noncontrolling interests	1,025.2	1,004.5	1,049.3	1,106.8	1,017.0
_______________________________________________________________________________

(1)	Excludes the results of discontinued operations for all periods presented.

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
Overview—Year ended December 31, 2016 versus year ended December 31, 2015
We ended 2016 with a book value per share of $10.82, reflecting an 11.1% increase, including quarterly dividends of $0.21 per share, on an internal rate of return basis, for the year ended December 31, 2016.
Net income attributable to OneBeacon's common shareholders was $107.4 million for 2016, compared to $36.8 million in 2015. Pre-tax underwriting income was $29.6 million for 2016, reflecting a combined ratio of 97.3%, compared to pre-tax underwriting income of $43.5 million for 2015, reflecting a combined ratio of 96.3%. The decrease in pre-tax underwriting results was driven by the unfavorable performance of our Healthcare business, discussed below, and to a lesser extent, from our Programs business. This unfavorable performance partially offset the strong underwriting results from many of our other businesses, including Accident, and also significant improvement in Entertainment and Ocean Marine, both of which were negatively impacted by elevated loss activity in 2015. Pre-tax net investment results were $88.3 million in 2016, representing a 3.6% total return on average invested assets, compared to $10.8 million in 2015, representing a 0.6% total return on average invested assets, with the significant increase being driven by higher returns in all asset classes. Our other investments portfolio return included a favorable impact from the surplus notes driven by changes in credit spreads, as well as lower adverse impacts from energy exposed private equity funds in 2016 than in 2015. In addition, a higher return in the fixed maturity investments portfolio was driven by interest rate movements in 2016 compared to 2015, while the higher return from our common equity securities portfolio was driven by improved market conditions.
Our net income for 2016 included a $16.3 million tax benefit resulting from the settlements of IRS examinations for tax years 2007 through 2012.
During the year ended December 31, 2016 we recorded $15.4 million of adverse prior accident year development driven by Healthcare but offset in part by other businesses. Healthcare recorded $40.7 million of adverse prior accident year development (Healthcare Development Impact), including $10.0 million in the first quarter, $20.0 million in the second quarter, $1.1 million in the third quarter, and $9.6 million in the fourth quarter. The full year development was driven by the extended care and complex risks sub-lines, and to a lesser extent, two large claims developments within the managed care errors and omissions sub-line related to unexpected outcomes from mediation and extended costs associated with claim defense. Extended care provides medical malpractice and general liability insurance for extended care facilities, including assisted living, memory care and continuing care facilities. Complex risks provides professional liability coverage to hospitals, physicians, and physician groups as well as physicians' extended reporting period coverage. The complex risks development was heavily influenced by large claim activity.
As a result of the elevated loss activity experienced in the extended care sub-line, in-depth claim file and actuarial reviews were performed in the middle of the year. The claim file review confirmed that the increased case incurred activity was driven by increased frequency, especially in the more recent prior accident years, as opposed to other potential considerations such as significant changes in claims-handling practices. The actuarial review included analysis related to the  recent enhancements to the predictive model. Recent adverse financial results were primarily observed in high-risk categories of business and in difficult geographic venues identified by the predictive model data. As a result of these analyses, management increased its best estimate of prior accident year losses, and increased its loss provisions for the current accident year.
Despite the reserve actions taken through the first three quarters of 2016 case incurred loss activity continued to exceed expectations during the fourth quarter of 2016. The adverse development was driven by recent prior accident years spread across the complex risks, extended care, managed care errors and omissions, and medical excess sub-lines.
As a result of this loss activity, we have refocused our sales activity during 2016 to target more desirable risks. As a result primarily of these actions, as well as a large return premium on a single account, Healthcare premiums have decreased by $14.7 million in 2016. In addition, Programs net written premiums decreased by $32.3 million in 2016, as a result of exiting two larger Programs accounts which were experiencing higher than expected loss ratios.

Overview—Year ended December 31, 2015 versus year ended December 31, 2014
We ended 2015 with a book value per share of $10.53, reflecting a 3.8% increase, including quarterly dividends of $0.21 per share, on an internal rate of return basis for the year ended December 31, 2015.
Net income attributable to OneBeacon's common shareholders was $36.8 million for 2015, compared to $32.9 million in 2014. Pre-tax underwriting income was $43.5 million for 2015, reflecting a combined ratio of 96.3%, compared to a pre-tax underwriting loss of $20.5 million for 2014, reflecting a combined ratio of 101.7%. The increase in pre-tax underwriting results was driven by the significant impact of loss and LAE recorded in the fourth quarter of 2014 totaling $109.2 million, as noted below in "2014 Fourth Quarter Reserve Increase." The 2015 pre-tax underwriting results were driven by solid results in most of our underwriting operating segments, but were partially offset by unfavorable results in our Entertainment, Programs, Inland Marine and Ocean Marine businesses. Pre-tax net investment results were $10.8 million in 2015, representing a 0.6% total return on average invested assets, compared to $83.8 million in 2014, representing a 3.5% total return on average invested assets, with the decline from 2014 being driven by other investments generating significantly lower returns in energy exposed private equity funds in 2015 than in 2014 and negative valuation adjustments on surplus notes, lower equity returns, and decreased returns for the fixed maturity investment portfolio driven by interest rate movements. In addition, we had a tax benefit in 2015 of $12.9 million compared to a tax benefit of $12.3 million in 2014. The current year tax benefit was driven by the significant unfavorable change in unrealized investment gains in 2015.
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
Since the increased level of loss and LAE activity continued into the early part of the fourth quarter of 2014, the high level of activity in the second and third quarters no longer seemed to be isolated occurrences. As such, during the fourth quarter of 2014, we enhanced our actuarial and claims review in several areas. We isolated the then-recent large loss activity in each of our underwriting operating segments and examined the emergence of large losses relative to the timing and amounts of expected large losses. We also conducted additional analyses in the lawyers' professional liability line within the Other Professional Lines underwriting operating segment. These new analyses included a claim level review and the application of additional actuarial methods and loss development assumptions. The results of these analyses indicated that the assumed tail risk included in the loss development patterns used to record IBNR reserves for this line were insufficient and needed to be increased for remaining long-tail exposures. Our claims and actuarial staff also conducted an in-depth review of coverage determination, litigation, and other claim-specific adjusting expenses as a result of an emerging trend of increased expenses in these areas over then-recent quarters, particularly coverage determination expenses. This review concluded that the ultimate costs of these loss adjustment expenses were larger than previously estimated, causing management to record an increase in estimated LAE, primarily in the Other Professional Lines, Management Liability and Financial Services underwriting operating units. Finally, we also recorded unfavorable prior year development in other underwriting units, including Entertainment and Government Risks. The unfavorable loss development in Entertainment and Government Risks resulted from heavier than expected claim activity during the fourth quarter of 2014, predominantly in the general liability and commercial auto liability lines.

As a result of these enhanced actuarial and claim reviews conducted during the fourth quarter of 2014 and in order to fully reflect these then-recent trends, we recorded a $109.2 million increase in loss and LAE reserves, which included a $75.5 million increase in prior accident year loss and LAE reserves and a $33.7 million increase in the current accident year loss and LAE reserves which were previously recorded at September 30, 2014. The components of the 2014 fourth quarter reserve increase and the net loss and LAE development for the full year are provided below:

	2014 Fourth Quarter Reserve Increase			Full Year 2014 Net Prior Year Development
Underwriting Operating Segment	Current Accident Year	Prior Accident Years	Total
	($ in millions)
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
As noted above, we increased our provision for 2014 current accident year losses and LAE by $33.7 million in the fourth quarter of 2014. In recording the change in estimate of our loss and LAE reserve provision for the 2014 accident year, we considered the results of the enhanced actuarial and claim review and the fact that reported large claims were approaching estimated ultimate large losses sooner than originally expected. Of the $33.7 million increase, $29.9 million reflects an increase in management's best estimate of current year loss and LAE as of December 31, 2014 from those amounts recorded in the first nine months of 2014. This increase primarily affected the Other Professional Lines and Management Liability underwriting operating segments, which represented $17.7 million of the total provision. The remaining increase was primarily related to a $3.8 million increase in estimated losses in the Crop underwriting operating segment from higher-than-expected reports of crop losses that emerged in the fourth quarter of 2014. We exited the Crop business in 2015.
Book Value Per Share
The following table presents our book value per share:

	December 31,
	2016	2015	2014
	(in millions except per share amounts)
Numerator
OneBeacon's common shareholders' equity	$1,021.3	$1,000.9	$1,045.8
Denominator
Common shares outstanding(1)	94.3	95.1	95.3
Book value per share	$10.82	$10.53	$10.97

Dividends paid per share	$0.84	$0.84	$0.84
_______________________________________________________________________________

(1)	Common shares outstanding includes unvested restricted shares.

Results of Operations
Review of Consolidated Results
A summary of our consolidated financial results is as follows:

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Gross written premiums	$1,221.3	$1,315.9	$1,323.4
Net written premiums	$1,100.7	$1,136.6	$1,216.9
Revenues
Earned premiums	$1,100.6	$1,176.2	$1,177.1
Net investment income	50.6	45.9	43.4
Net realized and change in unrealized investment gains	37.7	(35.1)	40.4
Net other revenues (expenses)	5.5	(0.6)	5.8
Total revenues	1,194.4	1,186.4	1,266.7
Expenses
Loss and LAE	656.0	700.7	815.1
Policy acquisition expenses	206.0	213.8	203.3
Other underwriting expenses	209.0	218.2	179.2
General and administrative expenses	14.2	15.4	13.8
Interest expense	13.1	13.0	13.0
Total expenses	1,098.3	1,161.1	1,224.4
Pre-tax income from continuing operations	96.1	25.3	42.3
Income tax benefit	12.5	12.9	12.3
Net income from continuing operations	108.6	38.2	54.6
Net loss from discontinued operations, net of tax	—	(0.2)	(20.6)
Net income including noncontrolling interests	108.6	38.0	34.0
Less: Net income attributable to noncontrolling interests	(1.2)	(1.2)	(1.1)
Net income attributable to OneBeacon's common shareholders	107.4	36.8	32.9
Net change in benefit plan assets and obligations, net of tax	1.0	—	(12.0)
Comprehensive income attributable to OneBeacon's common shareholders	$108.4	$36.8	$20.9

A summary of our consolidated underwriting income and pre-tax income from continuing operations is as follows:

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Earned premiums	$1,100.6	$1,176.2	$1,177.1
Loss and LAE	(656.0)	(700.7)	(815.1)
Policy acquisition expenses	(206.0)	(213.8)	(203.3)
Other underwriting expenses	(209.0)	(218.2)	(179.2)
Total underwriting income (loss)	29.6	43.5	(20.5)
Net investment income	50.6	45.9	43.4
Net realized and change in unrealized investment gains	37.7	(35.1)	40.4
Net other revenues (expenses)	5.5	(0.6)	5.8
General and administrative expenses	(14.2)	(15.4)	(13.8)
Interest expense	(13.1)	(13.0)	(13.0)
Pre-tax income from continuing operations	$96.1	$25.3	$42.3
The following table provides our consolidated underwriting ratios for our continuing operations:

	Year ended December 31,
	2016	2015	2014
Underwriting ratios:
Loss and LAE	59.6%	59.6%	69.2%
Expense	37.7	36.7	32.5
Total combined ratio	97.3%	96.3%	101.7%
The impact of certain items to our underwriting ratios was as follows:

	Unfavorable (favorable) impact
	2016	2015	2014
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.1 pts	1.4 pts	1.2 pts
Prior year loss reserve development	1.4 pts	(0.2) pts	7.6 pts
Consolidated Results—Year ended December 31, 2016 versus year ended December 31, 2015
Our 2016 comprehensive income attributable to OneBeacon's common shareholders was $108.4 million compared to $36.8 million for 2015, with the change driven primarily by a $77.5 million increase in pre-tax investment results due to higher returns in all asset classes as discussed below in "Investments," and to a lesser extent, a $16.3 million tax benefit resulting from the settlements of IRS examinations for tax years 2007 through 2012. Partially offsetting these increases was a $13.9 million decrease in pre-tax underwriting results driven by the factors discussed below in "Underwriting Results."
Our total revenues of $1,194.4 million for 2016 increased $8.0 million from $1,186.4 million for 2015, due to the $77.5 million increase in pre-tax investment results compared to 2015, which was mostly offset by a decrease in earned premiums of $75.6 million, or 6.4%, driven by decreases at Healthcare, and to a lesser extent, Entertainment and Other Professional Lines. Additionally, there was a $6.1 million favorable change in net other revenues (expenses), driven by the factors discussed below in "Net Other Revenues (Expenses)." Total expenses decreased to $1,098.3 million for 2016 from $1,161.1 million for 2015, resulting primarily from a decrease in loss and LAE of $44.7 million to $656.0 million in 2016, commensurate with the decline in earned premiums, which also resulted in a $9.2 million decrease in other underwriting expenses as well as a $7.8 million decrease of policy acquisition expenses.
Written Premiums
Consolidated net written premiums decreased $35.9 million, or 3.2%, to $1,100.7 million in 2016, resulting from decreases at Programs ($32.3 million), as we have exited two underperforming accounts, Entertainment ($26.5 million) due to a refinement of our underwriting appetite, and Healthcare ($14.7 million), reflecting the impact of refocusing our sales activity on more desirable risks, as well as a large return premium on a single account, and increased competition. These decreases were partially offset by increases at several other businesses, most notably our newer Financial Institutions business ($18.0 million).
Underwriting Results
Our pre-tax underwriting income was $29.6 million for 2016, reflecting a combined ratio of 97.3%, compared to pre-tax underwriting income of $43.5 million for 2015, reflecting a combined ratio of 96.3%.
Our combined ratio for 2016 of 97.3% reflected a 59.6% loss and LAE ratio and a 37.7% expense ratio, which compared to a combined ratio for 2015 of 96.3%, also reflecting a 59.6% loss and LAE ratio but a lower expense ratio of 36.7%.
The 2016 loss and LAE ratio of 59.6% was consistent with 2015 resulting from a 1.3 point decrease in current accident year non-catastrophe losses, a 1.6 point unfavorable change in prior year loss reserve development, and a 0.3 point decrease in catastrophe losses. Current accident year non-catastrophe losses for 2016 were $628.2 million, or 57.1 points, compared to $685.9 million, or 58.4 points for 2015, driven by the improved relative performance by many of our businesses in 2016, most notably Accident, Inland Marine and Ocean Marine which were partially offset by an increased current accident year provision within Healthcare, which was driven by heavy activity in the extended care subline, as well as the medical excess subline.
Net unfavorable prior year loss and LAE reserve development was $15.4 million, or 1.4 points for 2016 driven by Healthcare ($40.7 million), resulting from the Healthcare Development Impact, and to a lesser extent, unfavorable development in the architects and engineers sub-line within Other Professional Lines, and Programs, primarily as a result of two larger auto-related programs, in addition to smaller amounts of unfavorable development in several other businesses. This unfavorable development was partially offset by favorable development primarily in Accident, Entertainment, Technology and Financial Services. This compared with $1.8 million or 0.2 points for 2015, of net favorable loss reserve development primarily attributable to favorable development from several businesses, most notably Technology, and to a lesser extent, from the exited Collector Cars and Boats business, Specialty Property and Financial Services, along with certain other businesses. This favorable development was mostly offset by unfavorable development due to several large losses and an increase in small to mid-size claims in Entertainment, and to a lesser extent, unusually heavy loss activity of both large and small claims in Ocean Marine, as well as moderate unfavorable development from certain other businesses.
Catastrophe losses were $12.4 million, or 1.1 points, for 2016, primarily resulting from wind and thunderstorms in the southern United States impacting Inland Marine and Ocean Marine, compared to $16.6 million, or 1.4 points, for 2015, primarily resulting from wind and thunderstorms in the southern United States, particularly Texas, and winter storms in the northeastern United States.
The expense ratio increased 1.0 point to 37.7% for 2016, driven by the negative impact of lower earned premiums and increased commissions due to business mix in 2016 more than offsetting reduced salary and incentive compensation expense driven by headcount reductions and lower relative incentive compensation performance factors. Additionally, the 2015 ratio was negatively impacted by the exit of the Crop business, separation costs associated with senior management restructuring and severance costs.
Investments
Net investment income increased to $50.6 million in 2016, compared to $45.9 million in 2015 driven by a $2.4 million interest payment on the surplus notes, along with a higher asset allocation to fixed maturity investments. Net realized and change in unrealized investment gains increased significantly to positive $37.7 million in 2016, compared to negative $35.1 million in 2015, due to favorable 2016 results in the other investments portfolio driven by a valuation impact from the surplus notes of positive $20.4 million resulting primarily from changes in credit spreads compared to negative $13.6 million in 2015, and to a lesser extent, lower negative returns in energy sector exposed private equity funds in 2016 compared to 2015. The 2016 return was also significantly impacted by increased returns in the fixed maturity investments portfolio driven by interest rate movements in 2016 compared to 2015 and increased returns in the common equity securities portfolio due to improved market conditions.
Net Other Revenues (Expenses)
The $6.1 million favorable change in other revenues (expenses) compared to 2015, was driven by the prior year impact of a $3.7 million negative adjustment to the pre-tax gain on sale of Essentia and $3.0 million of income in 2016 from the excess invested assets remaining after the termination of the OneBeacon qualified pension plan. The prior year also included a $1.6 million pre-tax write-off of certain capitalized software and a $1.2 million loss on the sale of real estate, which were offset by a $3.0 million (pre-tax) payment received in connection with the early termination of our exclusive agreement with Climate Crop Insurance Agency (Crop Transaction Fee).
Income Taxes
Our income tax benefit related to pre-tax income from continuing operations for 2016 and 2015 represented net effective tax rates of (13.0)% and (51.0)%, respectively. The effective tax rate for 2016 and 2015 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate and, for the 2016 period, a $16.3 million favorable settlement of IRS examinations for the 2007 through 2012 tax years. The effective tax rate on non-U.S. income for 2016 and 2015 was 0.6% and 1.3%, respectively.
Net Change in Benefit Plan Assets and Liabilities
There was a $1.0 million net favorable after-tax change in benefit plan obligations impact to comprehensive income in 2016 compared to no net after-tax impact in 2015, which substantially relates to the amortization of the net periodic benefit cost for our defined benefit pension plan (Non-qualified Plan) as the previously sponsored OneBeacon qualified pension plan (Qualified Plan) was terminated during 2016. As of December 31, 2015, the projected benefit obligations of the terminated Qualified Plan were estimated using termination assumptions and the termination was completed in 2016 by purchasing a group annuity contract and making lump sum distributions to Qualified Plan participants electing such payments. We no longer have a benefit obligation related to the Qualified Plan after its settlement. See Note 8—"Retirement Plans."
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
For 2016 and 2015, our net combined ratio was higher than our gross combined ratio by 3.6 points and 1.2 points, respectively, as a result of the cost of our reinsurance programs more than offsetting the benefits from ceded losses.
Consolidated Results—Year ended December 31, 2015 versus year ended December 31, 2014
Our 2015 comprehensive income attributable to OneBeacon's common shareholders of $36.8 million increased $15.9 million compared to 2014, with the change driven primarily by an increase of $64.0 million in pre-tax underwriting results and favorable changes of $20.4 million related to discontinued operations (see "Results of Operations—Discontinued Operations Results") and $12.0 million in other comprehensive income related to our pension plans, which were significantly offset by a $73.0 million decrease in pre-tax investment results.
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
The 9.6 point decrease in the loss and LAE ratio was substantially a result of the impact of the 2014 fourth quarter reserve increase, which had a 9.3 point impact on the 2014 combined ratio. The 9.6 point decrease in the loss and LAE ratio was comprised of a 2.0 point decrease in current accident year non-catastrophe losses, a 7.8 point favorable change in prior year loss reserve development, and partially offset by a 0.2 point increase in catastrophe losses. Current accident year non-catastrophe losses for 2015 were $685.9 million, or 58.4 points, compared to $711.5 million, or 60.4 points for 2014, as an increase in the provision for 2015 was more than offset by the 2014 impact of the 2014 fourth quarter reserve increase.
Net favorable prior year loss and LAE reserve development was $1.8 million, or 0.2 points for 2015 primarily attributable to favorable development from several businesses, most notably Technology, and to a lesser extent, from the exited Collector Cars and Boats business, Specialty Property and Financial Services, along with certain other businesses. This favorable development was mostly offset by unfavorable development due to several large losses and an increase in small to mid-size claims in Entertainment, and to a lesser extent, unusually heavy loss activity of both large and small claims in Ocean Marine, as well as moderate unfavorable development from certain other businesses. This compared with $89.8 million or 7.6 points, of net unfavorable loss reserve development of which $75.5 million, or 6.4 points, related to the 2014 fourth quarter reserve increase. Of the net unfavorable loss and LAE reserve development resulting from the 2014 fourth quarter reserve increase, $31.9 million related to Other Professional Lines driven primarily by lawyers professional liability and $11.6 million related to Entertainment resulting from several large losses. The remaining net unfavorable prior year loss and LAE reserve development for 2014 primarily related to unfavorable development recognized prior to the 2014 fourth quarter also in our Other Professional Lines (including lawyers professional liability) and Management Liability businesses, offset in part by favorable development in our Healthcare business.
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
The expense ratio increased 4.2 points to 36.7% for 2015, which was primarily driven by 2014 benefiting from a 2.4 point reduction in the incentive compensation accrual resulting from the 2014 fourth quarter reserve increase and from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014. Additionally, 2015 was negatively impacted by the exit of the Crop business, separation costs associated with senior management restructuring, and severance costs.
Investments
Net investment income increased to $45.9 million in 2015, compared to $43.4 million in 2014. Net realized and change in unrealized investment gains decreased significantly to negative $35.1 million in 2015, compared to positive $40.4 million in 2014, due to unfavorable results in the other investments portfolio driven by lower returns in energy exposed sector private equity funds and a valuation impact from the surplus notes of negative $13.6 million recorded in 2015 resulting from increased credit spreads. The 2015 return was also significantly impacted by decreased returns in the common equity securities portfolio due to lower equity market performance as well as decreased returns in the fixed maturity portfolio driven by interest rate movements.
Net Other Revenues (Expenses)
The $6.4 million unfavorable change in other revenues (expenses) compared to 2014, was driven by a $3.7 million negative adjustment to the pre-tax gain on sale of Essentia. In addition, 2015 net other revenues (expenses) included a $1.6 million pre-tax write-off of certain capitalized software associated with senior management restructuring, as well as an additional loss on the sale of real estate of $1.2 million in 2015. These other expenses were partially offset by the $3.0 million Crop Transaction Fee in 2015.
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
Net Change in Benefit Plan Assets and Liabilities
There was no net after-tax change in benefit plan assets and obligations impact to comprehensive income in 2015. As of December 31, 2015, the projected benefit obligations of the terminated Qualified Plan was estimated using termination assumptions as the settlement was imminent and the likelihood that the Qualified Plan would return from termination was remote. This compared to a decrease in comprehensive income in 2014 of $12.0 million, primarily reflecting the impact of a decrease in the discount rate, as well a change in the mortality assumptions used to estimate our pension plan projected benefit obligation.

Reinsurance Protection
For 2015 and 2014, our net combined ratio was higher than our gross combined ratio by 1.2 points and 1.5 points, respectively, as a result of the cost of our reinsurance programs more than offsetting the benefits from ceded losses.
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
Specialty Products
Financial results for our Specialty Products reportable segment were as follows:

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Gross written premiums	$621.4	$669.4	$672.8
Net written premiums	$540.9	$533.0	$606.9

Earned premiums	$524.4	$560.3	$582.1
Loss and LAE	(375.4)	(310.7)	(457.9)
Policy acquisition expenses	(99.5)	(100.1)	(96.2)
Other underwriting expenses	(88.6)	(97.9)	(78.4)
Total underwriting income (loss)	(39.1)	51.6	(50.4)
Net other revenues (expenses)	(0.1)	(0.2)	0.9
General and administrative expenses	—	—	0.2
Pre-tax income (loss) from continuing operations	$(39.2)	$51.4	$(49.3)
The following table provides underwriting ratios for Specialty Products:

	Year ended December 31,
	2016	2015	2014
Underwriting ratios:
Loss and LAE	71.6%	55.5%	78.7%
Expense	35.9	35.3	30.0
Total combined ratio	107.5%	90.8%	108.7%

The impact of certain items to our underwriting ratios was as follows:

	Unfavorable (favorable) impact
	Year ended December 31,
	2016	2015	2014
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	0.5 pts	0.3 pts	1.0 pts
Prior year loss reserve development	8.9 pts	(4.2) pts	10.6 pts
Specialty Products—Year ended December 31, 2016 versus year ended December 31, 2015
Net written premiums for Specialty Products increased $7.9 million, or 1.5%, to $540.9 million for 2016 from $533.0 million for 2015, reflecting strong growth at our newer Financial Institutions business ($18.0 million), and across most of our other businesses ($27.4 million), in addition to the adverse impact of the Crop exit on the prior period ($9.5 million). These increases were partially offset by decreases at Programs ($32.3 million), as we have exited two large accounts as a result of poor underwriting results, and Healthcare ($14.7 million), reflecting the impact of refocusing our sales activity on more desirable risks, as well as a large return premium on a single account, and increased competition.
The Specialty Products combined ratio for 2016 increased to 107.5% from 90.8% for 2015, as the loss and LAE ratio increased by 16.1 points to 71.6% and the expense ratio increased by 0.6 points to 35.9%.
The 16.1 point increase in the loss and LAE ratio was comprised of a 2.8 point increase in current accident year non-catastrophe losses, a 13.1 point unfavorable change in net prior year loss reserve development, and a 0.2 point increase in catastrophe losses.
The current accident year non-catastrophe loss ratio for 2016 was 62.2% compared to 59.4% for 2015, driven primarily by Healthcare related to the extended care, and to a lesser extent, medical excess sub-lines, as well as higher accident year provisions in Programs due to continued elevated losses across several programs, and Other Professional Lines, primarily due to higher than expected losses in the architects and engineers sub-line, and were modestly offset by the improved performance of several other business.
The 2016 results included $46.7 million, or 8.9 points, of net unfavorable prior year loss reserve development driven by the Healthcare Development Impact ($40.7 million), and to a lesser extent, in the architects and engineers sub-line ($14.8 million) within Other Professional Lines and Programs ($13.3 million) relating to continued adverse results in auto-related programs, which was partially offset by favorable development primarily in Financial Services ($8.2 million), the media sub-line ($4.8 million) within Other Professional Lines and Specialty Property ($4.8 million). The 2015 results included $23.6 million, or 4.2 points, of net favorable prior year loss reserve development, primarily attributable to favorable development from the exited Collector Cars and Boats business, Specialty Property, Financial Services, Surety, Environmental, and Crop businesses. This favorable development was partially offset by unfavorable development in the Programs business.
The 2016 results also reflected catastrophe losses of 0.5 points primarily resulting from wind and thunderstorms in Texas impacting Financial Services compared with fairly benign catastrophe losses of 0.3 points in 2015.
The 0.6 point increase in the expense ratio for 2016, compared to 2015, was primarily driven by the negative impact of lower earned premium volumes and increased commissions due to business mix in 2016 more than offsetting reduced salary and incentive compensation expense driven by headcount reductions in 2016 and lower relative incentive compensation performance factors. Additionally, the 2015 ratio was adversely impacted by the impact from the exit of the Crop business, separation costs associated with senior management restructuring, and severance costs.
Specialty Products—Year ended December 31, 2015 versus year ended December 31, 2014
Net written premiums for Specialty Products decreased $73.9 million, or 12.2%, to $533.0 million for 2015 from $606.9 million for 2014, primarily due to the negative $44.4 million impact of the Crop business, a $33.6 million decrease at our Other Professional Lines business, reflecting our exit from the lawyers liability business that was sold in December of 2014, a $33.3 million decrease at our Healthcare business largely due to increased competition and change in underwriting appetite and a $20.1 million negative impact due to the termination of an affiliated reinsurance treaty. These decreases were partially offset by increases of $48.3 million and $18.5 million in our newer Programs and Surety businesses, respectively.
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
The 5.3 point increase in the expense ratio for 2015, compared to 2014, was primarily driven by lower incentive compensation expense in 2014 resulting from the 2014 fourth quarter reserve increase, the adverse impact from the exit of the Crop business, and 2014 benefiting from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014. Additionally, the 2015 ratio was adversely impacted by separation costs associated with senior management restructuring and severance costs.
Specialty Industries
Financial results for our Specialty Industries reportable segment were as follows:

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Gross written premiums	$599.9	$646.5	$650.6
Net written premiums	$559.8	$603.6	$610.0

Earned premiums	$576.2	$615.9	$595.0
Loss and LAE	(280.6)	(390.0)	(357.2)
Policy acquisition expenses	(106.5)	(113.7)	(107.1)
Other underwriting expenses	(120.4)	(120.3)	(100.8)
Total underwriting income (loss)	68.7	(8.1)	29.9
Net other revenues	1.5	1.4	1.1
General and administrative expenses	(2.4)	(2.7)	(2.3)
Pre-tax income (loss) from continuing operations	$67.8	$(9.4)	$28.7
The following table provides underwriting ratios for Specialty Industries:

	Year ended December 31,
	2016	2015	2014
Underwriting ratios:
Loss and LAE	48.7%	63.3%	60.1%
Expense	39.4	38.0	34.9
Total combined ratio	88.1%	101.3%	95.0%

The impact of certain items to our underwriting ratios was as follows:

	(Favorable) unfavorable impact
	Year ended December 31,
	2016	2015	2014
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	1.7 pts	2.4 pts	1.3 pts
Prior year loss reserve development	(5.5) pts	3.5 pts	4.7 pts
Specialty Industries—Year ended December 31, 2016 versus year ended December 31, 2015
Net written premiums for Specialty Industries decreased $43.8 million, or 7.3%, to $559.8 million for 2016 from $603.6 million for 2015. The significant decrease in 2016 was driven by Entertainment ($26.5 million) due to a refinement of our underwriting appetite given recent loss experience, and to a lesser extent, decreases across all other underwriting operating segments, most notably Ocean Marine ($7.0 million) driven by market conditions and competition.
The Specialty Industries combined ratio for 2016 decreased to 88.1% compared to 101.3% for 2015, as the loss and LAE ratio decreased by 14.6 points to 48.7% and the expense ratio increased 1.4 points to 39.4%.
The 14.6 point decrease in the loss and LAE ratio was comprised of a 4.9 point decrease in current accident year non-catastrophe losses, a 9.0 point favorable change in prior year loss reserve development and a 0.7 point decrease in catastrophe losses.
The current accident year non-catastrophe loss ratio for 2016 was 52.5%, compared to 57.4% for 2015, driven by the strong performance of our Accident business and the improved performance of Inland Marine and Ocean Marine which were significantly impacted by heavy claim activity in 2015.
The 2016 results included $31.3 million, or 5.5 points, of net favorable prior year loss reserve development driven by Accident, Entertainment and Technology due to lower than expected loss activity. The 2015 results included $21.8 million, or 3.5 points, of net unfavorable prior year loss reserve development primarily driven by Entertainment due to several large losses and an increase in small to mid-size claims, and to a lesser extent, unusually heavy loss activity of both large and small claims in Ocean Marine which were partially offset by favorable prior year loss reserve development in Technology, and to a lesser extent Government Risks.
The 2016 results also included 1.7 points of catastrophe losses, primarily resulting from wind and thunderstorms in the southern United States impacting Inland Marine and Ocean Marine. This compared to 2.4 points of catastrophe losses in 2015, primarily related to winter storms in the northeastern United States impacting Ocean Marine, Entertainment and Inland Marine, as well as wind and thunderstorms in the midwestern, eastern and southern United States, particularly Texas, impacting Government Risks, Ocean Marine and Inland Marine.
The 1.4 point increase in the expense ratio was primarily driven by the negative impact of lower earned premiums and increased commissions due to business mix in 2016 more than offsetting reduced salary and incentive compensation expense driven by headcount reductions and lower relative incentive compensation performance factors. Additionally, the 2015 ratio was adversely impacted by separation costs associated with senior management restructuring and severance costs.
Specialty Industries—Year ended December 31, 2015 versus year ended December 31, 2014
Net written premiums for Specialty Industries decreased $6.4 million, or 1.0%, to $603.6 million for 2015 from $610.0 million for 2014. The decrease in 2015 was driven by modest decreases at most of the underwriting operating segments, most notably a $5.8 million decrease in our Technology business, but was partially offset by a $5.4 million increase in our Accident business.
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
The 2015 results also included 2.4 points of catastrophe losses, primarily related to winter storms in the northeastern United States impacting Ocean Marine, Entertainment and Inland Marine, as well as wind and thunderstorms in the midwestern, eastern and southern United States, particularly Texas, impacting Government Risks, Ocean Marine and Inland Marine. This compared to 1.3 points of catastrophe losses in 2014, primarily related to wind and thunderstorms in the southern, central and eastern United States impacting Ocean Marine and Inland Marine, as well as ice and snow storms in the midwestern United States impacting Technology, Ocean Marine and Inland Marine.
The 3.1 point increase in the expense ratio was primarily driven by lower incentive compensation expense in 2014 resulting from the 2014 fourth quarter reserve increase as well as 2014 benefiting from a transition services agreement with the buyer of our legacy personal lines business, which was terminated on June 30, 2014. Additionally, the 2015 ratio was adversely impacted by separation costs associated with senior management restructuring and severance costs.
Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment is as follows:

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Net investment income	$50.6	$45.9	$43.4
Net realized and change in unrealized investment gains	37.7	(35.1)	40.4
Pre-tax investment results	88.3	10.8	83.8
Net other revenues (expenses)	4.1	(1.8)	3.8
General and administrative expenses	(11.8)	(12.7)	(11.7)
Interest expense	(13.1)	(13.0)	(13.0)
Pre-tax income (loss) from continuing operations	$67.5	$(16.7)	$62.9
Investing, Financing and Corporate—Year ended December 31, 2016 versus year ended December 31, 2015
Investing, Financing and Corporate reported pre-tax income from continuing operations of $67.5 million in 2016, compared to a pre-tax loss of $16.7 million in 2015. The increase was primarily related to significantly higher investment returns in 2016. As described in greater detail in "Summary of Investment Results" below, net investment income increased to $50.6 million in 2016, compared to $45.9 million in 2015, while net realized and change in unrealized investment gains increased significantly to positive $37.7 million in 2016, compared to negative $35.1 million in 2015. In addition, there was a $5.9 million favorable change in other revenues (expenses) compared to 2015 driven by the prior year impact of a $3.7 million negative adjustment to the pre-tax gain on sale of Essentia, and $3.0 million of income in 2016 resulting from the excess invested assets that previously supported the Qualified Plan, which was terminated in 2016.
Investing, Financing and Corporate—Year ended December 31, 2015 versus year ended December 31, 2014
Investing, Financing and Corporate reported a pre-tax loss from continuing operations of $16.7 million in 2015, compared to pre-tax income of $62.9 million in 2014. The decrease was primarily related to substantially lower investment returns in 2015, and a $3.7 million negative adjustment to the pre-tax gain on sale of Essentia. In addition, net other revenues (expenses) included a $1.6 million pre-tax write-off of certain capitalized software associated with senior management restructuring, as well as an additional loss on the sale of real estate of $1.2 million in 2015. These other expenses were partially offset by the $3.0 million (pre-tax) of other revenues from the Crop Transaction Fee. As described in greater detail in "Summary of Investment Results" below, net investment income increased slightly to $45.9 million in 2015, compared to $43.4 million in 2014, while net realized and change in unrealized investment gains decreased significantly to negative $35.1 million in 2015, compared to positive $40.4 million in 2014.

Runoff Business
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" and Note 2—"Acquisitions and Dispositions," on December 23, 2014, we completed the sale of our Runoff Business to Armour and the results of operations for the Runoff Business have been classified as discontinued operations and are presented as such, net of related income taxes, in the statements of operations and comprehensive income and cash flows for all periods. Our investing and financing activities are managed on a consolidated basis reported within the Investing, Financing and Corporate segment. Therefore, no investment or financing activity is included in discontinued operations.
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, we provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. The surplus notes, issued by one of the transferred entities, Bedivere Insurance Company (Bedivere; the Issuer), were in the form of both seller priority and pari passu notes.
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
Results of Discontinued Operations
Discontinued Operations Results—Year ended December 31, 2016
There was no gain or loss related to discontinued operations for the year ended December 31, 2016.
Discontinued Operations Results—Year ended December 31, 2015
The loss from discontinued operations, net of tax, of $0.2 million for the year ended December 31, 2015 included $0.5 million of post-closing expenses incurred in connection with the Runoff Business and a $0.3 million gain from sale of discontinued operations representing a positive adjustment to the estimated loss on sale taking into consideration the final settlement of certain post-closing items.
Discontinued Operations Results—Year ended December 31, 2014
During the year ended December 31, 2014, we reported $20.6 million, or $(0.21) per share, after-tax net loss in discontinued operations related to the Runoff Transaction, which included an $18.8 million after-tax loss from sale of the Runoff Business (further described below) and a $1.8 million after-tax loss from the underwriting results of the Runoff Business.
As part of the closing of the Runoff Transaction on December 23, 2014, the $101.0 million par value surplus notes issued had a fair value of $64.9 million at closing based on an internal discounted cash flow model, resulting in a valuation adjustment of $36.1 million, pre-tax, included in loss from sale of discontinued operations. Subsequent to the closing, the surplus notes became part of the our investment portfolio, categorized within other investments, and subsequent changes in the value thereon are reflected in continuing operations. See Note 5—"Investment Securities" for further disclosures regarding these surplus notes.
Also during 2014, our expectation of the treatment of a $7.4 million reserve charge recorded during the quarter ended June 30, 2013 changed. Previously, we had expected that the $7.4 million of assets to support this reserve charge would be transferred to Armour at the closing of the Runoff Transaction. However, OneBeacon and Armour agreed instead to increase the cap on seller financing. As a result, the $7.4 million reserve charge ($4.8 million after-tax) was recorded as a reduction to the estimated loss on sale of discontinued operations.

Summary of Investment Results
OneBeacon invests to maximize long-term total returns (after-tax) while taking prudent levels of risk and maintaining a diversified portfolio, subject to OneBeacon's investment guidelines and various regulatory restrictions. Investments include fixed maturity investments, short-term investments, common equity securities and other investments.
During the third quarter of 2016, OneBeacon established a portfolio of high-yield fixed maturity investments. Given the risk profile of these investments, OneBeacon’s management believes that returns associated with the high-yield fixed maturity investments are more appropriately included with the returns from common equity securities and other investments instead of with returns associated with short-term investments and investment grade fixed maturity investments. See “NON—GAAP FINANCIAL MEASURES” on page 48.
For purposes of discussing rates of return, all percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of management fees and trading expenses.
Investment Returns
A summary of our consolidated pre-tax investment results is as follows:

	Year ended December 31,
Components of Investment Results	2016	2015	2014
	($ in millions)
Net investment income	$50.6	$45.9	$43.4
Net realized investment gains	10.3	47.2	69.7
Change in net unrealized investment gains	27.4	(82.3)	(29.3)
Total pre-tax investment results	$88.3	$10.8	$83.8
Gross investment returns on average invested assets versus typical benchmarks are as follows:

	Year ended December 31,(1)
	2016	2015	2014
Short-term investments	0.2%	—%	(0.1)%
Investment grade fixed maturity investments	2.4%	1.5%	2.6%
High-yield fixed maturity investments	0.7%	N/A	N/A
Total fixed income investments(2)	2.3%	1.4%	2.4%
Bloomberg Barclays U.S. Intermediate Aggregate Index	2.0%	1.2%	4.1%

Common equity securities	7.7%	2.3%	8.2%
Other investments	16.1%	(11.8)%	7.6%
Total common equity securities and other investments	10.9%	(3.0)%	8.0%
Total common equity securities, other investments and high-yield fixed maturity investments	10.1%	(3.0)%	8.0%
S&P 500 Index (total return)	12.0%	1.4%	13.7%

Total consolidated portfolio	3.6%	0.6%	3.5%
_______________________________________________________________________________

(1)	Gross investment returns exclude investment expenses of $4.8 million, $5.0 million and $7.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	The impact of excluding high-yield fixed maturity investments from the GAAP fixed maturity investment returns was insignificant in 2016.
Investment Returns—Year ended December 31, 2016 versus year ended December 31, 2015
Overview
Our total pre-tax investment results were $88.3 million, a return on average invested assets of 3.6% for 2016, compared to $10.8 million, a return of 0.6% for 2015. The significant increase was due in part to a higher return on our other investments portfolio, driven by changes in credit spreads, which contributed to a positive valuation impact on the surplus notes of $20.4 million in 2016 compared to a negative valuation impact of $13.6 million in 2015, and to a lesser extent, less negative returns in energy sector exposed private equity funds in 2016 compared to 2015. Our fixed maturity investments portfolio also generated a higher return in 2016, driven by narrowing credit spreads in the current period compared to widening credit spreads in the prior period. Finally, our common equity securities portfolio generated a higher return in 2016, benefiting from stronger market performance (as measured by the S&P 500 total return index) as compared to 2015.
Sales and maturities of investments, excluding short-term investments and other investments, increased to $1,681.3 million from $1,371.5 million for the years ended December 31, 2016 and 2015, respectively, due to increased maturities in the fixed maturity investments portfolio, and purchases of these investments decreased slightly to $1,655.9 million from $1,657.0 million for the years ended December 31, 2016 and 2015, respectively.
Fixed income
We maintain a high quality fixed income portfolio with a relatively short duration of approximately 2.5 years excluding short-term investments and approximately 2.4 years including short-term investments as of December 31, 2016. Our fixed income portfolio returned 2.3% in 2016, compared to 1.4% in 2015, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index returns of 2.0% and 1.2% for 2016 and 2015, respectively. Modest increases in treasury rates during both periods contributed to our outperformance.
Excluding high-yield fixed maturity investments, our fixed income portfolio returned 2.3% in 2016, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 2.0% in 2016.
Common equity securities and other investments
We maintain a portfolio of common equity securities and other investments, including surplus notes hedge funds and private equity funds. We believe that prudent levels of these investments are likely to enhance long-term after-tax total returns. OneBeacon’s portfolio of common equity securities and other investments represented approximately 12.9% and 17.0% of total invested assets as of December 31, 2016 and 2015, respectively. Including high-yield fixed maturity investments OneBeacon’s portfolio of common equity securities, other investments and high-yield fixed maturity investments represented approximately 16.4% and 17.0% of total invested assets as of December 31, 2016 and 2015, respectively.
Our common equity securities and other investments portfolio returned 10.9% in 2016, compared to (3.0)% in 2015, underperforming the S&P 500 Index returns of 12.0% and 1.4% in 2016 and 2015, respectively.
Our common equity securities portfolio returned 7.7% in 2016, underperforming the S&P 500 Index return of 12.0%, compared to 2.3% in 2015, outperforming the S&P 500 Index return of 1.4%. Both variances to the S&P 500 Index return can largely be attributed to the results of our actively-managed publicly traded common equity securities portfolio.
Our other investments portfolio returned 16.1% in 2016, outperforming the S&P 500 Index return of 12.0%, compared to (11.8)% in 2015, underperforming the S&P 500 Index return of 1.4%. Both variances to the index returns are primarily due to the return on the surplus notes, for which a $20.4 million positive valuation adjustment was recorded in 2016 and a $13.6 million negative valuation adjustment was recorded in 2015. The surplus note valuation changes for both periods were driven primarily by changes in below investment grade credit spreads. Additionally, the return on other investments for 2015 was adversely impacted by lower returns in energy sector exposed private equity funds as compared to 2016.
The portfolio of common equity securities, other investments and high-yield fixed maturity investments returned 10.1% in 2016, which underperformed the S&P 500 Index return of 12.0%.
OneBeacon invests in ETFs that seek to provide investment results that, before expenses, generally correspond to the performance of broad market indices.

The following summarizes OneBeacon's investments in ETFs by exposure to each index:

Index	Market Value December 31, 2016	Market Value December 31, 2015
	($ in millions)
S&P 500	$164.4	$153.1
Russell 1000 Value	—	20.6
Russell 1000	—	9.6
Total	$164.4	$183.3

In both 2016 and 2015, the ETF investments earned the effective market return, before expenses, over the period in which OneBeacon was invested in each respective fund.
OneBeacon has established relationships with third party registered investment advisers to actively manage a portion of its common equity securities portfolio. The largest of these relationships have been with Prospector Partners LLC (Prospector) and Lateef Investment Management (Lateef). During the second quarter of 2015, OneBeacon instructed Prospector to liquidate its separate account portfolios and redeemed its investments in hedge funds managed by Prospector. OneBeacon has since terminated its investment management agreements with Prospector. OneBeacon continues to have common equity securities actively managed by Lateef, though the allocation to Lateef was significantly reduced in the fourth quarter of 2016. Proceeds from both the 2015 Prospector liquidation and 2016 Lateef reduction were largely reinvested in ETFs.
During the third quarter of 2016, OneBeacon established a portfolio of high-yield fixed maturity investments. The high-yield portfolio had a fair value of $91.0 million as of December 31, 2016.
Investment Returns—Year ended December 31, 2015 versus year ended December 31, 2014
Overview
Our total pre-tax investment results were $10.8 million, a return on average invested assets of 0.6% for 2015, compared to $83.8 million, a return of 3.5% for 2014. The decrease was principally driven by other investments, which were impacted by significantly lower returns in energy exposed private equity funds relative to 2014 and negative valuation adjustments on the surplus notes, lower equity market performance, and decreased returns for the fixed maturity investment portfolio, driven by interest rate movements.
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
Fixed income
Our fixed income portfolio, which includes fixed maturity investments and short-term investments, returned 1.4% in 2015, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 1.2% compared to 2.4% in 2014, underperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 4.1%. Our fixed income portfolio was adversely impacted by an increase in interest rates in 2015.
Common equity securities and other investments
Our common equity securities and other investments portfolio returned (3.0)% in 2015, compared to 8.0% in 2014, underperforming the S&P 500 Index returns of 1.4% and 13.7% in 2015 and 2014, respectively.
Our common equity securities portfolio returned 2.3% in 2015, outperforming the S&P 500 Index return of 1.4% compared to 8.2% in 2014, underperforming the S&P 500 Index return of 13.7%. Both variances to the S&P 500 Index returns can largely be attributed to the results of our actively-managed publicly-traded common equity securities portfolio.
Our other investments portfolio returned (11.8)% for 2015, underperforming the S&P 500 Index return of 1.4%, compared to 7.6% for 2014, underperforming the S&P 500 Index return of 13.7%. The 2015 returns were heavily impacted by negative valuations from our energy exposed private equity funds and the surplus notes.

The following table presents the composition of our reported investment portfolio balances:

	As of December 31,
	2016		2015
Type of Investment	$ in millions	% of total	$ in millions	% of total
Fixed maturity investments	$2,169.1	82.8%	$2,080.5	80.3%
Short-term investments	112.1	4.3	69.2	2.7
Common equity securities	188.7	7.2	298.7	11.5
Other investments(1)	150.5	5.7	143.0	5.5
Total	$2,620.4	100.0%	$2,591.4	100.0%
_______________________________________________________________________________
(1) Includes $71.9 million and $51.5 million of surplus notes as of December 31, 2016 and 2015, respectively, received in conjunction with the financing of the Runoff Transaction.
The breakdown of our fixed maturity portfolio as of December 31, 2016 by credit class, based upon issue credit ratings provided by Standard & Poor's, or if unrated by Standard & Poor's, long-term obligation ratings provided by Moody's, is as follows:

	As of December 31, 2016
Ratings	Amortized Cost	% of Total	Carrying value	% of Total
	($ in millions)		($ in millions)
U.S. government	$169.6	7.8%	$167.3	7.7%
AAA/Aaa	502.7	23.2	502.2	23.2
AA/Aa(1)	621.7	28.7	621.3	28.6
A/A	256.9	11.9	258.1	11.9
BBB/Baa	484.7	22.4	491.8	22.7
BB/Ba	74.4	3.5	73.5	3.4
B/B	12.5	0.6	12.6	0.6
Other/not rated	41.9	1.9	42.3	1.9
Total	$2,164.4	100.0%	$2,169.1	100.0%
_______________________________________________________________________________
(1) Includes $288.0 million at amortized cost and $286.6 million at carrying value for U.S. government agency obligations.
The maturity distribution for fixed maturity investments held as of December 31, 2016 is as follows:

	As of December 31, 2016
Maturity	Amortized Cost	Carrying Value
	($ in millions)
Due within one year	$91.0	$91.4
Due after one through five years	782.9	784.3
Due after five through ten years	110.4	109.5
Due after ten years	17.0	16.9
Asset-backed securities	1,154.8	1,153.1
Preferred stocks	8.3	13.9
Total	$2,164.4	$2,169.1

INVESTMENT RETURN NON-GAAP FINANCIAL MEASURE
In 2016, OneBeacon purchased high-yield fixed maturity investments, which are U.S. dollar denominated publicly traded and 144A debt securities issued by corporations with generally at least one rating between "B-" and "BB+" inclusive by Standard & Poor's or similar ratings from other agencies. Given the risk profile of these investments, OneBeacon has included returns on high-yield fixed maturity investments with returns on common equity securities and other investments. A reconciliation of these returns follows:

	December 31, 2016
	GAAP return	Include: Impact of return on high yield fixed maturity investments(1)	Non-GAAP return
Common equity securities and other investment returns	10.9%	(0.8)%	10.1%
_______________________________________________________________________________
(1) High-yield fixed maturity investments returned 0.7% for the year ended December 31, 2016.
Liquidity and Capital Resources
Operating Cash and Short-term Investments
Our sources and uses of cash are as follows:
Holding company level. The primary sources of cash for the Company and certain of our intermediate subsidiaries are expected to be distributions and tax sharing payments received from our insurance operating subsidiaries, capital raising activities, net investment income, and proceeds from sales and maturities of holding company investments. The primary uses of cash are expected to be interest payments on our debt obligations, repurchases and retirements of our debt obligations, dividend payments on our common shares, common share repurchases, purchases of investments, payments made to tax authorities, contributions to our operating subsidiaries, and holding company operating expenses.
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

Our top tier regulated U.S. insurance operating subsidiary, ASIC, has the ability to pay dividends to its immediate parent without the prior approval of regulatory authorities in an amount set by formula based on the lesser of (i) adjusted net investment income, as defined by statute, or (ii) 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to the availability of earned surplus. Based upon the formula described above, as of December 31, 2016, ASIC has the ability to pay $11.4 million of dividends without prior approval of regulatory authorities. When taking into consideration the rolling 12-month portion of this statutorily-defined calculation, including adjusted net investment income and the timing of dividends paid, we anticipate that ASIC will have the ability to pay dividends of approximately $30.0 million during 2017. As of December 31, 2016, ASIC had $624.8 million of statutory surplus and $69.0 million of earned surplus. During the years ended December 31, 2016 and 2015, ASIC paid $26.5 million and $44.9 million, respectively, of dividends to its immediate parent. During the year ended December 31, 2015, ASIC also redeemed and retired common shares held by its immediate parent at an aggregate price of $66.0 million.
In 2017, Split Rock has the ability to distribute statutory capital without the prior approval of the Bermuda Monetary Authority, provided it does not reduce its total statutory capital, as shown in its previous financial year’s statutory financial statements, by 15% or more.

In addition, Split Rock has the ability to pay dividends without the prior notification of regulatory authorities of up to 25% of its previous financial year's total statutory capital and surplus, subject to meeting all appropriate liquidity and solvency requirements as specified in the Insurance Act and the Companies Act. As of December 31, 2016, Split Rock had $210.1 million of total statutory capital and $60.1 million of surplus for total statutory capital and surplus of $270.2 million.

Based upon the limitations described above, Split Rock currently has the ability to distribute up to $31.5 million of statutory capital and pay up to $60.1 million of dividends during 2017 without the prior approval of regulatory authorities. During 2016, Split Rock paid $25.0 million of dividends to its immediate parent and paid no such dividends during 2015. Also, during 2015, OneBeacon Ltd., through an intermediary holding company, contributed $85.0 million to Split Rock as statutory capital.
During the years ended December 31, 2016 and 2015, our unregulated insurance operating subsidiaries paid $5.7 million and $5.3 million, respectively, of dividends to their immediate parent. As of December 31, 2016, our unregulated insurance operating subsidiaries had $56.4 million of net unrestricted cash, short-term investments and fixed maturity investments and $71.9 million of other investments consisting of the surplus notes.
As described in Note 10—"Common Shareholders' Equity," during the years ended December 31, 2016, 2015 and 2014 OneBeacon Ltd. declared and paid regular quarterly dividends to its common shareholders totaling $79.2 million, $80.0 million and $80.0 million, respectively.
As of December 31, 2016, OneBeacon Ltd. and its intermediate subsidiaries held $64.5 million of net unrestricted cash, short-term investments and fixed maturity investments and $11.9 million of common equity securities outside of its regulated and unregulated insurance operating subsidiaries.
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
The following table illustrates our consolidated insurance float position and two operational leverage ratios based on insurance float as of December 31, 2016 and 2015.

	December 31,
	2016		2015
	($ in millions)
Loss and LAE reserves	$1,365.6		$1,389.8
Unearned premiums	575.1		560.3
Reinsurance balances payable	17.0		24.9
Funds held under insurance contracts	153.0		137.7
Insurance liabilities	$2,110.7		$2,112.7

Cash in regulated insurance and reinsurance subsidiaries	$13.6		$43.9
Reinsurance recoverable on paid and unpaid losses	179.5		193.5
Premiums receivable	228.3		219.0
Deferred acquisition costs	96.3		100.7
Ceded unearned premiums	44.2		29.5
Insurance assets	$561.9		$586.6
Insurance float	$1,548.8		$1,526.1
Insurance float as a multiple of total capital	1.2	x	1.2	x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.5	x	1.5	x
During 2016, insurance float increased by $22.7 million, primarily from an increase of unrestricted collateral held relating to our Surety business.
Financing
Debt
The following table summarizes our debt to total capital ratio as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	($ in millions)
Senior Notes, carrying value	$273.2	$272.9
Non-controlling interest	3.9	3.6
OneBeacon's common shareholders' equity	1,021.3	1,000.9
Total capital	$1,298.4	$1,277.4
Ratio of debt to total capital	21.0%	21.4%
We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
On September 29, 2015 the Company and OBH, as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019. As of December 31, 2016 the Credit Facility was undrawn.
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
During each of the years ended December 31, 2016, 2015 and 2014, we paid $12.7 million of interest on the 2012 Senior Notes.
As of December 31, 2016, the Company and OBH were in compliance with all of the covenants under the 2012 Senior Notes and the Credit Facility, and anticipate they will continue to remain in compliance with these covenants for the foreseeable future.
Capital Lease
In December 2011, the Company sold the majority of its then owned fixed assets and capitalized software. The Company entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. (US Bancorp) and Fifth Third Equipment Finance Company (Fifth Third) whereby it sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. The Company then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years which expired in December 2015. The Company received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions.
Upon expiration of the lease agreement with US Bancorp in December 2016, the leased assets under the agreement with a remaining book value of $1.3 million reverted ownership back to the Company, and there is no longer a capital lease asset or obligation. As of December 31, 2015, the Company had a capital lease obligation of $1.7 million included within other liabilities and a capital lease asset of $2.4 million included within other assets.
Contractual Obligations and Commitments
Below is a schedule of our material contractual obligations and commitments due by period as of December 31, 2016:

	Total	Due in Less Than One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years
		($ in millions)
Debt	$275.0	$—	$—	$—	$275.0
Interest on debt	75.9	12.7	25.3	25.3	12.6
Loss and LAE reserves(1)	1,365.6	499.8	508.0	187.1	170.7
Long-term incentive compensation	48.3	11.7	32.2	1.8	2.6
Pension and other benefit plan obligations(2)	49.3	10.7	6.5	6.2	25.9
Operating leases	58.2	10.1	15.8	10.4	21.9
Total contractual obligations and commitments	$1,872.3	$545.0	$587.8	$230.8	$508.7
_______________________________________________________________________________

(1)
Represents expected future cash outflows resulting from loss and LAE payments. The amounts presented are gross of reinsurance recoverables on unpaid losses of $172.9 million and net of the discount on our workers compensation loss and LAE reserves of $1.6 million as of December 31, 2016.

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
The balances included in the table above regarding our long-term incentive compensation plans include amounts payable for performance shares and units, as well as deferred compensation balances. Exact amounts to be paid cannot be predicted with certainty as the ultimate amounts of these liabilities are based on future performance. The estimated payments reflected in the table are based on current accrual factors (common share price and pay-out percentage) and assume that all outstanding balances were 100% vested as of December 31, 2016.
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
We also have future binding commitments to fund certain limited partnership investments. These commitments, which total $15.0 million as of December 31, 2016, do not have fixed funding dates and are therefore excluded from the table above.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 6.7 million of its Class A common shares. During the year ended December 31, 2016, 850,349 shares were repurchased under the share repurchase authorization for $10.6 million at an average share price of $12.42. During the year ended December 31, 2015, 166,368 shares were repurchased under the share repurchase authorization for $2.1 million at an average price of $12.62. No shares were repurchased under the share repurchase authorization during the year ended December 31, 2014. The amount of authorization remaining is $75.0 million as of December 31, 2016.
During 2016, 2015, and 2014, we repurchased 64,981, 112,051, and 106,366 common shares, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
Cash Flows
Detailed information concerning our cash flows during the years ended December 31, 2016, 2015 and 2014 follows:
Cash flows from operations for the years ended December 31, 2016, 2015 and 2014
For 2016, net cash flows provided from operations were $47.3 million. For 2015, net cash flows provided from operations were $191.9 million. For 2014, net cash flows provided from operations was $97.5 million, consisting of $152.0 million provided from continuing operations and $54.5 million used for discontinued operations. Net cash flows provided from operations in 2014 were reduced by the run-off of reserves related to the Runoff Business, which are included in discontinued operations.
Net cash flows provided from operations in 2016 decreased by $144.6 million relative to 2015, primarily due to lower collateral received related to our Surety business and amounts received in conjunction with our exited Crop business, as well as resulting from lower premium collections, higher payments related to various incentive programs, and a large claim payment at the end of 2016. We expect to recover most of the large claim payment in 2017 by a recovery under our reinsurance and corporate insurance policies that had not been received by OneBeacon as of December 31, 2016. Net cash flows provided from continuing operations in 2015 increased $40.4 million relative to 2014, primarily due to increased cash collateral received related to our Surety business and lower incentive payments which more than offset increased loss and LAE payments relative to the prior year.
Other Liquidity and Capital Resource Activities
During 2016, we made payments with respect to our long-term incentive compensation plans totaling $9.3 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 126,900 performance units, 3,825,000 long-term cash awards, and 167,300 performance shares for the 2013-2015 performance cycle.

During 2015, we made payments with respect to our long-term incentive compensation plans totaling $8.6 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 129,100 performance units, 3,965,000 long-term cash awards, and 181,290 performance shares for the 2012-2014 performance cycle.
During 2014, we made payments with respect to our long-term incentive compensation plans totaling $10.8 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 106,225 performance units and 142,138 performance shares for the 2011-2013 performance cycle.
Cash flows from investing and financing activities for the year ended December 31, 2016
Financing and Other Capital Activities
During 2016, we declared and paid $79.2 million of regular quarterly cash dividends to holders of OneBeacon's common shares.
During 2016, we repurchased and retired 850,349 shares of our Class A common stock for $10.6 million at an average share price of $12.42 under the board authorization referred to above, as well as 64,981 common shares for $0.9 million to satisfy employee income tax withholding, pursuant to employee benefit plans that do not fall under the board authorization.
Cash flows from investing and financing activities for the year ended December 31, 2015
Financing and Other Capital Activities
During 2015, we declared and paid 80.0 million of regular quarterly cash dividends to holders of OneBeacon's common shares.
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
Fair Value of Financial Instruments
Refer to Note 5—"Investment Securities" for discussion regarding assets measured at fair value using unobservable inputs.
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
1.    Fair Value Measurements
We measure certain assets at estimated fair value in our consolidated financial statements, with changes therein recognized in current period earnings. In addition, we disclose estimated fair value for certain assets and liabilities measured at historical or amortized cost. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources (observable inputs) and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable (unobservable inputs). Quoted prices in active markets for identical assets or liabilities have the highest priority (Level 1), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities (Level 2) with unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority (Level 3).
Assets carried at fair value include fixed maturity investments, common equity securities, surplus notes, and interests in hedge funds and private equity funds. Valuation of assets measured at fair value requires us to make estimates and apply judgment to matters that may carry a significant degree of uncertainty. In determining our estimates of fair value, we use a variety of valuation approaches and inputs. Whenever possible, we estimate fair value using valuation methods that maximize the use of observable prices and other inputs.
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
As of December 31, 2016 and 2015, approximately 95% and 92%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs are comprised primarily of fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government obligations and preferred stocks. Certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges are also considered Level 2 measurements, as management values such investments using the fund’s published net asset value (NAV) to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include our investments in surplus notes, as well as certain investments in fixed maturity investments and common equity securities where quoted market prices are unavailable or not considered reasonable. We determine when transfers between levels have occurred as of the beginning of the period.
We use brokers and outside pricing services to assist in determining fair values. For investments in active markets, we use the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services we use have indicated that if no observable inputs are available for the security, they will not provide a price. In such circumstances, where quoted market prices are unavailable or are not considered reasonable, we estimate fair value using industry standard pricing methodologies and observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, credit spreads, prepayment speeds reference data including research publications and other relevant inputs. Given that many fixed maturity investments do not trade on a daily basis, the outside pricing services evaluate a wide range of fixed maturity investments by regularly drawing parallels from recent trades and quotes of comparable securities with similar features. The characteristics used to identify comparable fixed maturity investments vary by asset type and take into account market convention.

Our process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of our fixed maturity investments and includes, but is not limited to, the evaluation of pricing methodologies and a review of the pricing services' quality control processes and procedures on at least an annual basis, a comparison of our invested asset market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and a review of the underlying assumptions utilized by our pricing services for selected measurements on an ad hoc basis throughout the year. We also perform back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these assessment procedures are considered outliers. Also considered outliers are prices that have not changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of our review process do not appear to support the market price provided by the pricing services, we challenge the pricing services' price. If we cannot gain satisfactory evidence to support the challenged price, we rely upon our own pricing methodologies to estimate the fair value of the security in question.
The valuation process above is generally applicable to all of OneBeacon’s fixed maturity investments. The techniques and inputs specific to asset classes within OneBeacon's fixed maturity investments for Level 2 securities that use observable inputs are as follows:
Debt securities issued by corporations: The fair value of debt securities issued by corporations is determined from a pricing evaluation technique that uses information from market sources and integrates relative credit information, observed market movements, and sector news. Key inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including sector, coupon, quality ratings, duration, credit enhancements, early redemption features and market research publications.
Municipal obligations: The fair value of municipal obligations is determined from a pricing evaluation technique that uses information from market makers, broker-dealers, buy-side firms, and analysts along with general market information. Key inputs include benchmark yields, reported trades, issuer financial statements, material event notices and new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including type, coupon, credit quality ratings, duration, credit enhancements, geographic location and market research publications.
Mortgage and asset-backed securities: The fair value of mortgage and asset-backed securities is determined from a pricing evaluation technique that uses information from market sources and leveraging similar securities. Key inputs include benchmark yields, reported trades, underlying tranche cash flow data, collateral performance, plus new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including issuer, vintage, loan type, collateral attributes, prepayment speeds, default rates, recovery rates, cash flow stress testing, credit quality ratings and market research publications.
Foreign government obligations: The fair value of foreign government obligations is determined from a pricing evaluation technique that uses feeds from data sources in each respective country, including active market makers and inter-dealer brokers. Key inputs include benchmark yields, reported trades, broker-dealer quotes, two-sided markets, benchmark securities, bids, offers, local exchange prices, foreign exchange rates and reference data including coupon, credit quality ratings, duration and market research publications.
Preferred stocks: The fair value of preferred stocks is determined from a pricing evaluation technique that calculates the appropriate spread over a comparable security for each issue. Key inputs include exchange prices (underlying and common stock of same issuer), benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including sector, coupon, credit quality ratings, duration, credit enhancements, early redemption features and market research publications.
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
The fair value of the surplus notes provided in conjunction with the financing of the Runoff Transaction is determined based on a discounted expected cash flow model using information as of the measurement date, and is classified as a Level 3 measurement. OneBeacon’s other investments also include an investment in a community reinvestment vehicle, which is accounted for at fair value, and a tax advantaged federal affordable housing development fund, which is accounted for under the proportional amortization method.
Hedge funds and private equity funds are measured at fair value for which NAV is generally the practical expedient and are no longer classified within the fair value hierarchy. We employ a number of procedures to assess the reasonableness of the NAV reported by the fund, including obtaining and reviewing periodic and audited financial statements and discussing each fund’s pricing with the fund manager throughout the year. In the event we believe that our estimate of NAV differs from that reported by the fund due to illiquidity or other factors, we will adjust the fund's reported NAV to more appropriately represent the fair value of our interest in the investment. As of December 31, 2016 and 2015, we recorded negative adjustments of $5.0 million and $2.4 million, respectively, to the reported NAV of certain investments in private equity funds.
See Note 5—"Investment Securities" of the accompanying consolidated financial statements for tables that summarize the changes in OneBeacon's fair value instruments by level for the years ended December 31, 2016 and 2015 and for the amount of total gains (losses) included in earnings attributable to net change in unrealized investment gains for Level 3 investments for the years ended December 31, 2016, 2015 and 2014.
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale and $71.9 million and $51.5 million as of December 31, 2016 and 2015, respectively. The surplus notes, issued by one of the transferred entities, Bedivere (Issuer), were in the form of both seller priority and pari passu notes.
Under the contractual terms of both the seller priority and pari passu notes, scheduled interest payments accrue at 6% until the scheduled maturity date of March 15, 2020 and at a floating interest rate thereafter, should any principal remain outstanding. As required by the PID, interest on the notes is not compounding. The notes restrict the Issuer's ability to make distributions to the holders of its equity interest. All such distributions are prohibited while the seller priority note is outstanding, and while the pari passu note is outstanding, distributions are permitted only if the Issuer concurrently repays a pro rata amount of any outstanding principal on the pari passu note.
Pursuant to the notes, the Issuer shall seek to redeem the notes annually each March 15 at a requested redemption amount such that the Issuer’s total adjusted capital following the proposed redemption payment would equal 200% of the Issuer’s “authorized control level RBC,” as such term is defined by the insurance laws of the Commonwealth of Pennsylvania and as prescribed by the PID. All redemptions or repayments of principal and payments of interest on the notes are subject to approval by the PID. Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value as of December 31, 2016 and 2015:

	Type of Surplus Note		Total as of December 31, 2016	Total as of December 31, 2015
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	6.2	(1.1)	5.1	(15.1)
Regulatory approval(2)	(0.2)	(15.4)	(15.6)	(24.2)
Liquidity adjustment(3)	(12.8)	(5.8)	(18.6)	(10.2)
Total	(6.8)	(22.3)	(29.1)	(49.5)
Fair value(4)	$51.1	$20.8	$71.9	$51.5
_______________________________________________________________________________

(1)
Represents the value of the surplus notes, at current market yields on comparable publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% RBC score under the NAIC's risk-based capital standards for property and casualty companies. The favorable year-over-year change in impact is due principally to the narrowing of non-investment grade credit spreads as well as the time value of money benefit from moving one year closer to modeled cash receipts.

(2)
Represents anticipated delay in securing regulatory approvals of interest and principal payments to reflect graduated changes in Issuer's statutory surplus. The monetary impact of the anticipated delay is measured based on credit spreads of public securities with roughly equivalent percentages of discounted payments missed. The favorable year-over-year change in impact is driven primarily by the narrowing of non-investment grade credit spreads, which causes the anticipated delay in securing regulatory approval to be less punitive, partially offset by the change in estimates and assumptions regarding the timeline, amounts, and process necessary to obtain regulatory approval for principal and interest payments described below.

(3)
Represents impact of liquidity spread to account for OneBeacon's sole ownership of the notes, lack of a trading market, and unique nature of the ongoing regulatory approval process. The unfavorable year-over-year change in impact is due largely to the increased fair value of the notes as well as a higher effective duration resulting from a lower overall yield to maturity; there was no change in the magnitude of the liquidity spread in 2016.

(4)
The increase in the fair value of the surplus notes during the year ended December 31, 2016 was driven primarily by the narrowing of non-investment grade credit spreads, partially offset by the impact of a change in estimates and assumptions regarding the timing of regulatory approval of principal and interest payments on the notes.

The internal valuation model used to estimate the fair value of the surplus notes is based on a discounted expected cash flow model using information as of the measurement date. The estimated fair value of the surplus notes is sensitive to changes in public debt credit spreads, as well as changes in estimates with respect to other variables, including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes, based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. Anticipating a change in the assumed timeline, amounts, and process necessary to obtain regulatory approval, the Company made a change in its estimate as of December 31, 2016 with regard to the timing of regulatory approval of principal and interest payments on the notes. For the purpose of estimating fair value, the Company has currently assumed that all accrued unpaid interest on the seller priority note since the date of issuance is paid in 2020, with regular annual interest payments on both the seller priority note and pari passu note beginning thereafter, all accrued but unpaid interest on the pari passu note since the date of issuance is paid in 2025, and principal repayments begin on a graduated basis in 2030 for the seller priority note and 2035 for the pari passu note. Previously, including as of December 31, 2015, the Company had assumed for the purpose of estimating fair value that interest payouts, including all accrued but unpaid amounts, began in 2020 for both notes and that principal repayments began on a graduated basis in 2025 for the seller priority note and 2030 for the pari passu note.
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

As a means to provide the degree of variability for each of the key assumptions that affect the fair value of the surplus notes, below is a table of sensitivities which measure hypothetical changes in such variables and the resulting pre-tax increase (or decrease) impact on the valuation of the surplus notes:

Estimates affecting fair value	Pre-tax increase (decrease) in fair value
Liquidity Spread(1)	-100 bp	-50 bp	+50 bp	+100 bp
Seller priority note	$4.6	$2.3	$(2.1)	$(4.1)
Pari passu note	2.1	1.0	(1.0)	(1.9)
Total surplus notes	$6.7	$3.3	$(3.1)	$(6.0)

Credit Spread(2)	+ 2 Notches	+ 1 Notch	-1 Notch	-2 Notches
Seller priority note	$9.1	$4.3	$(3.9)	$(7.3)
Pari passu note	4.2	1.9	(1.7)	(3.3)
Total surplus notes	$13.3	$6.2	$(5.6)	$(10.6)

Principal Repayment Delay(3)	-3 Years	-1 Year	+ 1 Year	+3 Years
Seller priority note	$0.6	$0.2	$(0.2)	$(0.6)
Pari passu note	0.7	0.2	(0.2)	(0.4)
Total surplus notes	$1.3	$0.4	$(0.4)	$(1.0)

Interest Repayment Delay(4)	-3 Years	-1 Year	+ 1 Year	+3 Years
Seller priority note	$1.9	$0.9	$(1.1)	$(3.8)
Pari passu note	4.4	1.4	(1.5)	(4.5)
Total surplus notes	$6.3	$2.3	$(2.6)	$(8.3)
_______________________________________________________________________________
Description of fair value assumptions and related sensitivities:

(1)
Represents the sensitivity to changes in the estimate of the liquidity spread added to account for OneBeacon's sole ownership of the notes, lack of a liquid trading market, and unique nature of the ongoing regulatory approval process.

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

As of December 31, 2016 and 2015, other investments reported at fair value represented approximately 6% and 5%, respectively, of the total investment portfolio and consisted of the following:

($ in millions)	December 31, 2016	December 31, 2015
Hedge funds(1)	$18.4	$16.4
Private equity funds(2)	33.6	46.1
Total hedge funds and private equity funds	52.0	62.5
Surplus notes (par value $101.0)(3)	71.9	51.5
Investment in community reinvestment vehicle	14.3	14.3
Total other investments(4)	$138.2	$128.3
_______________________________________________________________________________

(1)	Consists of 4 hedge funds as of both December 31, 2016 and 2015.

(2)	Consists of 17 private equity funds as of both December 31, 2016 and 2015.

(3)
The increase in the fair value of the surplus notes during the year ended December 31, 2016 was driven primarily by the narrowing of non-investment grade credit spreads, partially offset by the impact of a change in estimates and assumptions regarding the timing of regulatory approval of principal and amount of interest payments on the notes.

(4)
Excludes the carrying value of $12.3 million and $14.7 million as of December 31, 2016 and 2015, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

The fair values as of December 31, 2016 for assets measured using Level 3 inputs are as follows:

	Fair value at December 31, 2016	Level 3 Value	Level 3 Percentage
	($ in millions)
Fixed maturity investments:
U.S. Government	$167.3	$—	—%
Debt securities issued by corporations	763.1	—	—
Municipal obligations	70.5	—	—
Asset-backed securities	1,153.1	—	—
Foreign government obligations	1.2	—	—
Preferred stocks	13.9	—	—
Fixed maturity investments	2,169.1	—	—
Short-term investments	112.1	—	—
Common equity securities	188.7	—	—
Other investments(1)(2)	138.2	86.2	62.4
Total investments(1)(2)	$2,608.1	$86.2	3.3%
_______________________________________________________________________________

(1)
Excludes the carrying value of $12.3 million as of December 31, 2016 associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

(2)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds with a measured fair value of $52.0 million for which NAV is generally the practical expedient are no longer classified within the fair value hierarchy.

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
We perform an actuarial review of our recorded reserves each quarter. As part of that review, our actuaries compare the previous quarter's projections of paid and case reserve activity to amounts experienced in the quarter. Differences between previous estimates and actual experience are evaluated. While some variance is expected each quarter due to the inherent uncertainty in loss and LAE, persistent or large variances would indicate that prior assumptions and/or reliance on certain reserving methods may need to be revised going forward.
Upon completion of each quarterly review, our actuaries select indicated reserve levels based on the results of the actuarial methods described in Note 3—"Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves," which are the primary consideration in determining management's best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and the actuarial central estimate of reserves. Typically, these factors exist when management and our actuaries conclude that there is insufficient historical incurred and paid loss information or that there is particular uncertainty about whether trends included in the historical incurred and paid loss information are likely to repeat in the future. Such factors include, among others, recent entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs, legal and regulatory developments, or other volatilities that may arise.
Reserve Estimation by Line of Business
The process of establishing loss reserves, including amounts incurred but not reported, is complex and imprecise as it must consider many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to the ultimate exposure to losses are an integral component of the loss reserving process. OneBeacon categorizes and tracks insurance reserves by "line of business", as either property (short-tailed) lines, casualty (long-tailed) lines, or other (accident, surety, and credit) lines. These distinctions follow the characteristics of the underlying reserves such that property lines typically are short-tailed as they payout relatively quickly, while casualty reserves are long-tailed as they pay out over a longer period of time. The other lines category reflects the unique characteristics of the sub-lines within that grouping, which includes credit, accident and surety. These categories are also consistent with considerations by OneBeacon's management with respect to decision making as pertains to capital needs. For example, short-tail lines require less deployed capital than longer-tail lines.
OneBeacon regularly reviews the appropriateness of reserve levels at the line of business level, considering the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business.
For loss and allocated LAE reserves, the key assumption as of December 31, 2016 was that the impact of the various reserving factors, as described in Note 3—"Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves," on future paid losses would be similar to the impact of those factors on the historical loss data with the exception of severity trends. Severity trends have been relatively stable over the relevant historical period. The actuarial methods used would project losses assuming continued stability in severity trends. Management has considered a range of assumptions regarding future increases in loss severity trends, including the impact of inflation, in making its reserve selections.
The major causes of material uncertainty (reserving factors) generally will vary for each line, as well as for each separately analyzed component of the line. Also, reserving factors can have offsetting or compounding effects on estimated reserves. For example, in workers compensation, the use of expensive medical procedures that result in medical cost inflation may enable workers to return to work faster, thereby lowering indemnity costs. Thus, in almost all cases, it is impossible to discretely measure the effect of a single reserving factor and construct a meaningful sensitivity expectation. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.
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
See Note 3—"Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves" for a detailed description of the reserve factors and consideration for each of the major lines.
Prior Loss and LAE Development Discussions by Year
See Note 3—"Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves" of the accompanying consolidated financial statements for prior loss and LAE development discussions for the years ending December 31, 2016, 2015 and 2014.

Unpaid Loss and LAE Reserves by Line of Business
Unpaid loss and LAE reserves, net of reinsurance recoverable on unpaid losses, by line of business as of December 31, 2016 and 2015 were as follows:

	December 31, 2016			December 31, 2015
	Case	IBNR	Total	Case	IBNR	Total
	($ in millions)
Property Lines:
Property	$42.4	$22.6	$65.0	$33.9	$37.6	$71.5
Ocean marine	39.5	39.0	78.5	52.8	38.7	91.5
Total Property Lines	81.9	61.6	143.5	86.7	76.3	163.0
Casualty Lines:
Automobile liability	52.0	65.7	117.7	49.8	57.7	107.5
General liability – occurrence	72.9	208.8	281.7	69.7	201.1	270.8
General liability – claims made	79.8	150.1	229.9	86.8	179.2	266.0
Medical malpractice	102.6	101.0	203.6	84.4	94.5	178.9
Workers compensation	57.7	65.1	122.8	54.1	62.2	116.3
Other	0.4	4.8	5.2	0.2	4.6	4.8
Total Casualty Lines	365.4	595.5	960.9	345.0	599.3	944.3
Other Lines	22.4	65.9	88.3	23.6	72.9	96.5
Total	$469.7	$723.0	$1,192.7	$455.3	$748.5	$1,203.8
Range of Reserve Estimates
Our range of loss and LAE reserve estimates was evaluated to consider the strengths and weaknesses of the various actuarial methods applied against our historical claims experience data. The following table shows the recorded reserves and the high and low ends of our range of reasonable loss and LAE reserves estimates, net of reinsurance recoverable on unpaid losses, as of December 31, 2016 and 2015. The high and low ends of our range of reserve estimates in the table below are based on the results of various actuarial methods described in Note 3—"Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves."

	December 31, 2016			December 31, 2015
	Low	Recorded	High	Low	Recorded	High
	($ in millions)
Unpaid loss and LAE reserves, net of reinsurance recoverable on unpaid losses	$1,011.6	$1,192.7	$1,363.4	$1,009.1	$1,203.8	$1,356.1
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

•
Various sources of inflation volatility impact all of our reserves in different ways. Using our internal economic capital model we have derived a distribution of future loss payments under the range of inflation scenarios and related claim cost trends in our economic scenario set, holding all other sources of reserve volatility constant. At the 75th percentile of modeled outcomes, the estimated impact of claim cost inflation above our actuarially indicated reserves is $34 million, net of reinsurance. The following are intended to provide additional insight into the impact of inflation on key lines of business:

◦
Professional liability:  Recorded loss and allocated LAE reserves, net of reinsurance recoverables, for professional liability were $438 million as of December 31, 2016. A key assumption for professional liability is the implicit loss cost trend, particularly the severity inflation trend component of loss costs. Across the entire reserve base, a 5.0 point change in assumed annual severity trend would have changed the estimated net reserve by approximately $84 million as of December 31, 2016, in either direction.

◦
Workers compensation:  Recorded workers compensation loss and LAE reserves, net of reinsurance recoverables, were $123 million as of December 31, 2016. The two most important assumptions for workers compensation reserves are loss development factors and loss cost trends, particularly medical cost inflation. Loss development patterns are dependent on medical cost inflation. Approximately half of the workers compensation net reserves are related to future medical costs. Across the entire reserve base, a 1.0 point change in calendar year medical inflation would have changed the estimated net reserve by approximately $3 million as of December 31, 2016, in either direction.

•
The volatility associated with the frequency and severity of large losses, defined as claims greater than or equal to $2.5 million, can have a material impact on our results. The frequency and severity of large claims is driven primarily by the random nature of the insurance process but also by claim cost inflation and parameter risk. These large losses often emerge over a long time period potentially leading to a material impact on our reserves. One way we consider this sensitivity is by examining the volatility of large losses in the current accident year using our economic capital model. At the 75th percentile of modeled outcomes we estimate that large losses could exceed the mean by $18 million gross of reinsurance and $8 million net of the current reinsurance structure.

•
As we start up new businesses, our initial loss estimates and development patterns are often based on industry data. As actual losses develop, we will revise our initial expectations with our actual experience. However, depending on the tail for the specific business it can be a few years before we have sufficient internal data to rely on. As of December 31, 2016, we have $311 million of inception-to-date premium from our newer businesses (Programs, Environmental and Financial Institutions). A 10% error in our initial loss ratio estimates could result in approximately $31 million of adverse net variance in loss reserves.

•
Expansion of coverage definitions on existing policies, new theories of liability and emerging risks all could cause adverse development in our loss reserves. One example of an emerging risk is cyber claims, for which courts have yet to fully address the potential liaility and coverage issues presented. As of December 31, 2015 we had provided aggregate limit of $7 billion on in force policies that offer cyber coverage. If our incurred-but-not-reported cyber losses had been 1% of the exposed limits on those policies, our gross liability would be $70 million.

FORWARD-LOOKING STATEMENTS
The information contained in this report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report that address activities, events or developments which we expect will or may occur in the future are forward-looking statements. The words "will," "believe," "intend," "expect," "anticipate," "project," "estimate," "predict," "may," "anticipate" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to our:

•	change in book value per share or return on equity;

•	business strategy;

•	financial and operating targets or plans;

•	incurred loss and LAE and the adequacy of our loss and LAE reserves and related reinsurance;

•	projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts;

•	expansion and growth of our business and operations;

•	future capital expenditures; and

•	pending legal proceedings.
These statements are based on certain assumptions and analyses made by us in light of our experience and judgments about historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to our expectations is subject to a number of risks, uncertainties or other factors which are described in more detail beginning on page 16 of this Form 10-K, that could cause actual results to differ materially from expectations, including:

•	changes in interest rates, debt or equity markets or other market volatility that negatively impact our investment portfolio;

•	competitive forces and the cyclicality of the property and casualty insurance industry;

•	recorded loss and LAE reserves subsequently proving to have been inadequate;

•	claims arising from catastrophic events, such as hurricanes, windstorms, earthquakes, floods or terrorist attacks;

•	the continued availability of capital and financing;

•	the continued availability and cost of reinsurance coverage and our ability to collect reinsurance recoverables;

•	the outcome of litigation and other legal or regulatory proceedings;

•	our ability to continue meeting our debt and related service obligations or to pay dividends;

•	the ability of our technology resources to prevent a data breach and the ability of our internal controls to ensure compliance with legal and regulatory policies;

•	our ability to successfully develop new specialty businesses;

•	actions taken by rating agencies from time to time with respect to us, such as financial strength or credit rating downgrades or placing our ratings on negative watch;

•	changes in laws or regulations, or their interpretations, which are applicable to us, our competitors, our agents or our customers;

•	participation in guaranty funds and mandatory market mechanisms;

•	changes to current shareholder dividend practice and regulatory restrictions on dividends;

•	credit risk exposure in certain of our business operations;

•	our ability to retain key personnel;

•	our status as a subsidiary of White Mountains, including potential conflicts of interest;

•	changes in tax laws or tax treaties; and

•	other factors, most of which are beyond our control.

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
Interest Rate Risk
Fixed Maturity Investments. In connection with our consolidated insurance subsidiaries, we invest in interest rate sensitive securities. Our portfolio of fixed maturity investments held for general investment purposes are classified as trading securities which are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and unrealized investment gains and losses on trading securities are reported in revenues.
We generally manage the interest rate risk associated with our portfolio of fixed maturity investments by monitoring the average duration of the portfolio. Our fixed maturity portfolio is comprised primarily of investment and non-investment grade debt securities issued by corporations, U.S. government and agency obligations, municipal obligations, preferred stocks, and mortgage and asset-backed securities.
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
The table below summarizes the estimated effects of hypothetical increases and decreases in market interest rates on our fixed maturity investments:

	Fair value at December 31, 2016	Assumed change in relevant interest rate	Estimated fair value after change in interest rate	After tax increase (decrease) in carrying value
	($ in millions)
Fixed maturity investments	$2,169.1	100 bp decrease	$2,217.9	$36.1
		50 bp decrease	2,195.5	19.5
		50 bp increase	2,141.9	(20.3)
		100 bp increase	2,114.0	(41.2)
The magnitude of the fair value decrease in rising rates scenarios may be more significant than the fair value increase in comparable falling rates scenarios. This can occur because (a) the analysis floors interest rates at a de-minimis level in falling rate scenarios, muting price increases, (b) portions of the fixed maturity investment portfolio may be callable, muting price increases in falling rate scenarios and (c) portions of the fixed maturity investment portfolio may experience cash flow extension in higher rate environments, which generally results in lower prices.
Surplus notes. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—1. Fair Value Measurements" for sensitivity analysis with respect to the interest rate risk related to our surplus notes.
Long-term obligations. As of December 31, 2016, our interest and dividend bearing long-term obligations consisted of the 2012 Senior Notes which have a fixed interest rate. As a result, our exposure to interest rate risk resulting from variable interest rate obligations is insignificant.
The 2012 Senior Notes were issued in 2012 and mature on November 9, 2022. As of December 31, 2016, the fair value of the 2012 Senior Notes was $274.2 million, which compared to a carrying value of $273.2 million. The fair value of this obligation was estimated by using quoted market prices.

Credit Spread Risk
Sensitivity analysis of spread risk. Widening and tightening of spreads generally translate into decreases and increases in fair values of fixed maturity investments, respectively.
The table below summarizes the estimated pre-tax effects of hypothetical widening and tightening of credit spreads for different classes of our fixed maturity investments.

	December 31, 2016 Fair Value	Tighten 50	Tighten 25	Widen 25	Widen 50
	($ in millions)
U.S. Government	$167.3	$—	$—	$—	$—
Foreign government obligations	1.2	—	—	—	—

	December 31, 2016 Fair Value	Tighten 100	Tighten 50	Widen 50	Widen 100
	($ in millions)
Agency mortgage-backed securities	$286.6	$7.0	$4.0	$(4.3)	$(8.5)
Other asset-backed securities	607.9	3.7	2.8	(4.2)	(8.3)

	December 31, 2016 Fair Value	Tighten 200	Tighten 100	Widen 100	Widen 200
	($ in millions)
Debt securities issued by corporations	$763.1	$27.8	$19.6	$(22.1)	$(43.8)
Municipal obligations	70.5	3.9	2.5	(2.6)	(5.1)

	December 31, 2016 Fair Value	Tighten 400	Tighten 200	Widen 200	Widen 400
	($ in millions)
Non-agency commercial mortgage-backed securities	$123.6	$10.3	$6.8	$(7.5)	$(14.5)

	December 31, 2016 Fair Value	Tighten 600	Tighten 300	Widen 300	Widen 600
	($ in millions)
Preferred stocks	$13.9	$2.0	$2.0	$(5.3)	$(7.8)
Non-agency residential mortgage-backed securities	135.0	9.0	9.0	(12.2)	(22.3)
The magnitude of the fair value decrease in wider credit spread scenarios may be more significant than the fair value increase in comparable tighter credit spread scenarios. This can occur because the analysis limits the credit spread tightening in order to floor yields of non-government bonds above yields of short government bonds, muting price increases.
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

Sensitivity analysis of likely changes in fair values of common equity securities, hedge funds and private equity funds
Our investment portfolio includes investments in common equity securities and other investments, including hedge funds and private equity funds. The underlying investments of the hedge funds and private equity funds consists of publicly traded and private common equity investments, and, as such, are subject to market risks that are similar to those in our common equity securities portfolio.
The table below summarizes the estimated pre-tax effects from hypothetical changes in market value as of December 31, 2016:

	Change in fair value
	10% decline	10% increase	30% decline	30% increase
	($ in millions)
Common equity securities	$(18.9)	$18.9	$(56.6)	$56.6
Hedge funds	(1.8)	1.8	(5.5)	5.5
Private equity funds	(3.4)	3.4	(10.1)	10.1
Foreign Exposure Risk
Our investment portfolio consists of investments issued in 10 countries worldwide. The United States represents the country of issue for approximately 94% of our investment portfolio and we have zero sovereign risk exposure to European peripheral countries such as Greece, Portugal, Spain and Italy as of December 31, 2016. We could have indirect exposure to European peripheral countries through securities issued from non-peripheral countries as issuers of those securities could have exposure to European peripheral countries.

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
The CEO and the CFO of OneBeacon (the principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2016. Based on this evaluation, the CEO and CFO have concluded that as of December 31, 2016, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in rules and forms.
The CEO and the CFO have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on that evaluation, the CEO and CFO have concluded that our internal control over financial reporting is effective. Management's annual report on internal control over financial reporting is included on page F-85 of this report. The attestation report on the effectiveness of our internal control over financial reporting by PricewaterhouseCoopers LLP is included on page F-86 of this report.
There were no significant changes with respect to our internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended December 31, 2016.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
a.    Directors
Reported under the caption "The Board of Directors" in the Company's 2017 Definitive Proxy Statement, and incorporated herein by reference.
b.    Executive Officers
See “Item 1. Business—Executive Officers."
c.    Audit Committee and Audit Committee Financial Expert
Reported under the caption "Corporate Governance—Committees of the Board—Audit Committee" of the Company's 2017 Definitive Proxy Statement, and incorporated herein by reference.
d.    Compliance with Section 16(a) of the Exchange Act
Reported under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2017 Definitive Proxy Statement, and incorporated herein by reference.
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
f.    Nominating Committee
There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's Board of Directors. The procedures for shareholders to nominate directors may be found in the Company's 2017 Definitive Proxy Statement under the caption "Corporate Governance-Nominating and Governance Committee-Procedures for Nominating Director Candidates" and incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Reported under the captions "Executive Compensation" (including "Compensation Committee Report"), "Compensation of Directors," and "Corporate Governance—Committees of the Board—Compensation Committee Interlocks and Insider Participation" of the Company's 2017 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Reported under the captions "Voting Securities and Principal Holders Thereof" and "Equity Compensation Plan Information" of the Company's 2017 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reported under the caption "Transactions with Related Persons, Promoters and Certain Control Persons" and "Corporate Governance" of the Company's 2017 Definitive Proxy Statement, and incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Reported under the caption "Independent Registered Public Accountant Fees and Services" of the Company's 2017 Definitive Proxy Statement, and incorporated herein by reference.

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
Form of Joinder to Registration Rights Agreement between OneBeacon Insurance Group, Ltd. and White Mountains Insurance Group, Ltd. which was executed by each of Lone Tree Holdings, Ltd. and Bridge Holdings (Bermuda), Ltd. incorporated by reference to Exhibit 4.4.2 to the Company’s Annual Report on Form 10-K filed on February 27, 2015.

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

10.2.2	**
First Amendment dated as of May 1, 2015 to the Amended and Restated Investment Management Agreement dated as of December 23, 2014 by and between White Mountains Advisors LLC and OneBeacon Insurance Group, Ltd. incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2015.

Exhibit No.		Description
10.2.3	**
Second Amendment dated as of June 1, 2015 to the Amended and Restated Investment Management Agreement dated as of December 23, 2014 by and between White Mountains Advisors LLC and OneBeacon Insurance Group, Ltd. incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2016.

10.2.4	**
Third Amendment dated as of February 10, 2016 to the Amended and Restated Investment Management Agreement dated as of December 23, 2014 by and between White Mountains Advisors LLC and OneBeacon Insurance Group, Ltd. incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2016.

10.3.1	*	$57,900,000 Seller Priority Surplus Note, dated as of December 23, 2014, of Bedivere Insurance Company (formerly OneBeacon Insurance Company)

10.3.2	*	$43,100,000 Seller Pari Passu Surplus Note, dated as of December 23, 2014, of Bedivere Insurance Company (formerly OneBeacon Insurance Company)

10.4.1	**
OneBeacon 2007 Long-Term Incentive Plan incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement for the Annual General Meeting of Members filed with the Securities and Exchange Commission on April 13, 2012.

10.4.2	**	OneBeacon's 2016 Management Incentive Plan incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2016.

10.4.3	**
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

10.4.5	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2015-2017 Performance Share Grant incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 2, 2015.

10.4.6	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2015-2017 Performance Unit Grant incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2015.

10.4.7	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2015-2016 Performance Unit Grant incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 2, 2015.

10.4.8	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan Restricted Share Award Agreement incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 2, 2015.

10.4.9	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2016-2018 Performance Share Grant incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 29, 2016.

10.4.10	**
Form of OneBeacon Insurance Group, Ltd. Long-Term Incentive Plan 2016-2018 Performance Unit Grant incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 29, 2016.

10.4.11	**	Form of OneBeacon Insurance Group, Ltd. 2016 Special Restricted Share Award Agreement incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 29, 2016.

10.4.12	**	Form of OneBeacon Insurance Group, Ltd. 2016-2018 Restricted Share Award Agreement incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 29, 2016.

10.4.13	**
Restricted Share Award Agreement by and between OneBeacon Insurance Group, Ltd. and T. Michael Miller dated as of May 25, 2011 incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed on May 31, 2011.

10.4.14	**	Form of Company's Confidentiality and Non-Solicitation Agreement incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 31, 2011.

10.4.15	**	Form of Company’s Confidentiality and Non-Solicitation Agreement incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2015.

Exhibit No.		Description

10.5	**	Employment Offer Letter for Paul McDonough, dated as of December 5, 2005 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2013.

10.6	**	Employment Offer Letter for Dennis Crosby, dated as of July 15, 2010 incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2013.

10.7	**	Employment Offer Letter for Maureen Phillips, dated as of February 1, 2012 incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 29, 2013.

10.8	*	Employment Offer Letter for Paul Brehm, dated as of March 31, 2008.

10.9	**
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
The following financial information from OneBeacon Insurance Group, Ltd.'s Annual Report on Form 10-K for the years ended December 31, 2016 and 2015 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Common Shareholders' Equity for each of the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for each of the years ended December 31, 2016, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

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
Date: February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ T. MICHAEL MILLER	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2017
T. Michael Miller

	/s/ PAUL H. MCDONOUGH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2017
Paul H. McDonough

	/s/ JOHN C. TREACY	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2017
John C. Treacy

	*	Director	February 27, 2017
Lowndes A. Smith

	*	Director	February 27, 2017
Raymond Barrette

	*	Director	February 27, 2017
Reid T. Campbell

	*	Director	February 27, 2017
Morgan W. Davis

	*	Director	February 27, 2017
David T. Foy

	*	Director	February 27, 2017
Lois W. Grady

	*	Director	February 27, 2017
Ira H. Malis

	*	Director	February 27, 2017
Patrick A. Thiele

	*	Director	February 27, 2017
Kent D. Urness

* By	/s/ PAUL H. MCDONOUGH
Paul H. McDonough, As Attorney-in-Fact

ONEBEACON INSURANCE GROUP, LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
(in millions, except share and per share amounts)
Assets
Investment Securities:
Fixed maturity investments, at fair value (amortized cost: $2,164.4 in 2016 and $2,078.3 in 2015)	$2,169.1	$2,080.5
Short-term investments, at amortized cost (which approximates fair value)	112.1	69.2
Common equity securities, at fair value (amortized cost - $182.3 in 2016 and $295.0 in 2015)	188.7	298.7
Other investments, at fair value (amortized cost - $120.9 in 2016 and $135.6 in 2015)	150.5	143.0
Total investment securities	2,620.4	2,591.4
Cash	69.6	95.2
Reinsurance recoverables	179.5	193.5
Premiums receivable	228.3	219.0
Deferred acquisition costs	96.3	100.7
Ceded unearned premiums	44.2	29.5
Net deferred tax asset	126.7	140.2
Investment income accrued	11.3	10.1
Accounts receivable on unsettled investment sales	1.4	30.5
Other assets	212.2	192.5
Total assets	$3,589.9	$3,602.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,365.6	$1,389.8
Unearned premiums	575.1	560.3
Funds held under insurance contracts	153.0	137.7
Debt	273.2	272.9
Other liabilities	197.8	237.4
Total liabilities	2,564.7	2,598.1
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Preference shares (Par value $0.01; 80,000,000 authorized shares; none issued or outstanding)	—	—
Common shares and paid-in surplus (Class A: par value $0.01; 200,000,000 authorized shares; 22,592,731 and 23,334,502 issued and outstanding)(Class B: par value $0.01; 200,000,000 authorized shares; 71,754,738 issued and outstanding for both periods)	1,013.2	1,022.0
Retained earnings (deficit)	12.3	(15.9)
Accumulated other comprehensive loss, after tax	(4.2)	(5.2)
Total OneBeacon's common shareholders' equity	1,021.3	1,000.9
Noncontrolling interests	3.9	3.6
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,025.2	1,004.5
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$3,589.9	$3,602.6

See Notes to Consolidated Financial Statements, including Note 16—"Commitments and Contingencies."

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2016	2015	2014
($ in millions, except per share amounts)
Revenues
Earned premiums	$1,100.6	$1,176.2	$1,177.1
Net investment income	50.6	45.9	43.4
Net realized and change in unrealized investment gains	37.7	(35.1)	40.4
Net other revenues (expenses)	5.5	(0.6)	5.8
Total revenues	1,194.4	1,186.4	1,266.7
Expenses
Loss and loss adjustment expenses	656.0	700.7	815.1
Policy acquisition expenses	206.0	213.8	203.3
Other underwriting expenses	209.0	218.2	179.2
General and administrative expenses	14.2	15.4	13.8
Interest expense	13.1	13.0	13.0
Total expenses	1,098.3	1,161.1	1,224.4
Pre-tax income from continuing operations	96.1	25.3	42.3
Income tax benefit	12.5	12.9	12.3
Net income from continuing operations	108.6	38.2	54.6
Net loss from discontinued operations, net of tax	—	(0.2)	(20.6)
Net income, including noncontrolling interests	108.6	38.0	34.0
Less: Net income attributable to noncontrolling interests	(1.2)	(1.2)	(1.1)
Net income attributable to OneBeacon's common shareholders	107.4	36.8	32.9
Net change in benefit plan assets and obligations, net of tax	1.0	—	(12.0)
Comprehensive income attributable to OneBeacon's common shareholders	$108.4	$36.8	$20.9

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted
Net income from continuing operations, per share	$1.13	$0.38	$0.55
Net loss from discontinued operations, net of tax, per share	—	—	(0.21)
Net income attributable to OneBeacon's common shareholders per share	$1.13	$0.38	$0.34
Dividends declared and paid per OneBeacon's common share	$0.84	$0.84	$0.84

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

		OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
	Common shares outstanding	Common shares and paid-in surplus	Retained earnings (deficit)	AOCI	Common shareholders' equity	Noncontrolling interests, after tax
($ in millions)
Balances at January 1, 2014	95,404,138	$1,022.5	$74.4	$6.8	$1,103.7	$3.1	$1,106.8
Comprehensive income (loss):
Net income	—	—	32.9	—	32.9	1.1	34.0
Other comprehensive loss, net of tax	—	—	—	(12.0)	(12.0)	—	(12.0)
Total comprehensive income (loss)	—	—	32.9	(12.0)	20.9	1.1	22.0
Amortization of restricted share awards	—	3.0	—	—	3.0	—	3.0
Issuance of common shares	1,115	—	—	—	—	0.2	0.2
Repurchase and retirement of common shares	(108,866)	(1.8)	—	—	(1.8)	—	(1.8)
Dividends	—	—	(80.0)	—	(80.0)	(0.9)	(80.9)
Balances at December 31, 2014	95,296,387	$1,023.7	$27.3	$(5.2)	$1,045.8	$3.5	$1,049.3
Comprehensive income:
Net income	—	—	36.8	—	36.8	1.2	38.0
Other comprehensive income, net of tax	—	—	—	—	—	—	—
Total comprehensive income	—	—	36.8	—	36.8	1.2	38.0
Amortization of restricted share awards	—	2.0	—	—	2.0	—	2.0
Issuance of common shares	81,000	—	—	—	—	0.1	0.1
Repurchase and retirement of common shares	(288,147)	(3.7)	—	—	(3.7)	—	(3.7)
Dividends	—	—	(80.0)	—	(80.0)	(1.2)	(81.2)
Balances at December 31, 2015	95,089,240	$1,022.0	$(15.9)	$(5.2)	$1,000.9	$3.6	$1,004.5
Comprehensive income:
Net income	—	—	107.4	—	107.4	1.2	108.6
Other comprehensive income, net of tax	—	—	—	1.0	1.0	—	1.0
Total comprehensive income	—	—	107.4	1.0	108.4	1.2	109.6
Amortization of restricted share awards	—	2.7	—	—	2.7	—	2.7
Issuance of common shares	173,559	—	—	—	—	0.1	0.1
Repurchase and retirement of common shares	(915,330)	(11.5)	—	—	(11.5)	—	(11.5)
Dividends	—	—	(79.2)	—	(79.2)	(1.0)	(80.2)
Balances at December 31, 2016	94,347,469	$1,013.2	$12.3	$(4.2)	$1,021.3	$3.9	$1,025.2

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$108.6	$38.0	$34.0
Charges (credits) to reconcile net income to cash flows provided from operations:
Net loss from discontinued operations	—	0.2	20.6
Net realized and change in unrealized investment gains	(37.7)	35.1	(40.4)
Net adjustment to gain on sale of business	(0.5)	3.7	—
Deferred income tax expense (benefit)	15.4	(5.8)	(19.0)
Other operating items:
Net change in loss and LAE reserves	(24.2)	47.6	287.9
Net change in unearned premiums	14.8	(28.0)	43.4
Net change in ceded unearned premium	(14.7)	(11.6)	(3.6)
Net change in premiums receivable	(9.3)	22.5	(13.3)
Net change in reinsurance recoverable on paid and unpaid losses	14.0	(19.7)	(83.9)
Net change in funds held under reinsurance contracts	—	37.1	(35.3)
Net change in funds held under insurance contracts	15.3	56.7	17.7
Net change in other assets and liabilities	(34.4)	16.6	(56.1)
Net cash provided from operations—continuing operations	47.3	192.4	152.0
Net cash used for operations—discontinued operations	—	(0.5)	(54.5)
Net cash provided from operations	47.3	191.9	97.5
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(42.9)	133.1	(65.5)
Maturities of fixed maturity investments	543.5	262.4	396.4
Sales of fixed maturity investments	752.9	763.5	1,843.1
Sales of common equity securities	384.9	345.6	240.2
Return of capital and distributions of other investments	11.6	40.5	53.4
Purchases of fixed maturity investments	(1,395.9)	(1,333.5)	(2,206.8)
Purchases of common equity securities	(260.0)	(323.5)	(202.4)
Contributions for other investments	(1.0)	(4.2)	(81.9)
Net change in unsettled investment purchases and sales	29.1	(23.8)	(15.0)
Proceeds from sale of property and equipment	—	56.8	—
Net acquisitions of property and equipment	(2.7)	(11.5)	(2.2)
Net cash provided from (used for) investing activities—continuing operations	19.5	(94.6)	(40.7)
Net cash provided from investing activities—discontinued operations	—	—	—
Net cash provided from (used for) investing activities	19.5	(94.6)	(40.7)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(79.2)	(80.0)	(80.0)
Repurchases and retirements of common stock	(11.5)	(3.7)	(1.8)
Payments on capital lease obligation	(1.7)	(5.4)	(5.3)
Net cash used for financing activities—continuing operations	(92.4)	(89.1)	(87.1)
Net cash used for financing activities—discontinued operations	—	—	—
Net cash used for financing activities	(92.4)	(89.1)	(87.1)
Net (decrease) increase in cash during period	(25.6)	8.2	(30.3)
Cash transferred with sale of business	—	—	(50.8)
Net (decrease) increase after cash transferred with sale of business	(25.6)	8.2	(81.1)
Cash balance at beginning of period	95.2	87.0	168.1
Cash balance at end of period	$69.6	$95.2	$87.0
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
OneBeacon is 76.1% owned by White Mountains Insurance Group, Ltd. ("White Mountains"), a holding company whose businesses provide property and casualty insurance, and certain other products. The Company's headquarters are located at 26 Reid Street, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 605 North Highway 169, Plymouth, Minnesota, 55441 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
On December 23, 2014, OneBeacon completed the sale of its run-off business to a subsidiary of Armour Group Holdings Limited (“Armour”). See Note 2—"Acquisitions and Dispositions" and Note 18—"Discontinued Operations." The run-off business generally included the results of OneBeacon's non-specialty business, including the vast majority of asbestos and environmental reserves (the “Runoff Business,” the sale of which is referred to as the “Runoff Transaction”). The Runoff Business has been presented as discontinued operations in the consolidated statements of operations and cash flows.
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
Significant Accounting Policies
Investment Securities
OneBeacon classifies its portfolio of fixed maturity investments, common equity securities, including exchange traded funds ("ETFs"), and other investments held for general investment purposes, as trading securities. Trading securities are reported at fair value as of the balance sheet date as determined by quoted market prices when available. Realized and changes in unrealized investment gains on trading securities are reported, on a pre-tax basis, in revenues as net realized and change in unrealized investment gains.
Short-term investments consist of interest-bearing money market funds and other securities which, at the time of purchase, mature or become available for use within one year. Short-term investments are carried at amortized cost, which approximates fair value.
Other investments consist primarily of surplus notes, hedge funds and private equity funds. Surplus notes provided in conjunction with the financing of the Runoff Transaction are measured at estimated fair value based on a discounted expected cash flow model, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains. OneBeacon measures its investments in hedge funds and private equity funds at fair value with changes therein reported in total revenues as net realized and change in unrealized investment gains. Other investments also include an investment in a community reinvestment vehicle which is accounted for at fair value, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains, and a tax advantaged federal affordable housing development fund, which is accounted for under the proportional amortization method.

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
As of both December 31, 2016 and 2015, approximately 95% and 92%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices or other observable inputs. Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs are comprised primarily of fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government obligations and preferred stocks. Certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges are also considered Level 2 measurements, as management values such investments using the fund manager's published net asset value ("NAV") to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include OneBeacon's investments in surplus notes and certain investments in debt and equity securities where quoted market prices are unavailable or are not considered reasonable. OneBeacon determines when transfers between levels have occurred as of the beginning of the period.
OneBeacon uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, OneBeacon uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by OneBeacon have indicated that if no observable inputs are available for the security, they will not provide a price. In such circumstances, where quoted market prices are unavailable or are not considered reasonable, OneBeacon estimates fair value using industry standard pricing methodologies and observable inputs, such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, credit ratings, prepayment speeds, reference data including research publications and other relevant inputs. Given that many fixed maturity investments do not trade on a daily basis, the outside pricing services used by OneBeacon evaluate a wide range of fixed maturity investments by regularly drawing parallels from recent trades and quotes of comparable securities with similar features. The characteristics used to identify comparable fixed maturity investments vary by asset type and take into account market convention.
OneBeacon's process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, the evaluation of pricing methodologies and a review of the pricing services' quality control processes and procedures on at least an annual basis, comparison of our invested asset market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and a review of the underlying assumptions utilized by our pricing services for selected measurements on an ad hoc basis throughout the year. OneBeacon also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these procedures are considered outliers. Also considered outliers are prices that have not changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of OneBeacon's review process do not appear to support the market price provided by the pricing services, OneBeacon challenges the price. During the past year, nine securities fell outside OneBeacon's expected results, thereby triggering a challenge with the pricing service. If OneBeacon cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question. The fair values of such securities are considered Level 3 measurements.
OneBeacon's investments in debt securities, including mortgage and asset-backed securities, are generally valued utilizing an evaluated pricing process. Key inputs include benchmark yields, benchmark securities, reported trades, issuer spreads, bids, offers, credit ratings and prepayment speeds. Income on mortgage and asset-backed securities is recognized using an effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

OneBeacon's other investments include surplus notes, the fair value of which are estimated using a discounted estimated cash flow method, as described in Note 5—"Investment Securities." Also included in other investments are hedge funds and private equity funds, which are generally carried at fair value based upon OneBeacon's proportionate interest in the underlying fund's NAV, which is deemed to approximate fair value, given that the NAV of the fund reflects the fair value of the fund's underlying investments. OneBeacon employs a number of procedures to assess the reasonableness of the fair value measurements, including obtaining and reviewing each fund's audited financial statements and discussing each fund's pricing with the fund's manager.
In circumstances where the underlying investments are publicly traded, such as the investments made by hedge funds, the fair value of the underlying investments is determined using current market prices. In circumstances where the underlying investments are not publicly traded, such as the investments made by private equity funds, the private equity fund managers have considered the need for a liquidity discount on each of the underlying investments when determining the fund's NAV. In circumstances where OneBeacon's portion of a fund's NAV is deemed to differ from fair value due to illiquidity or other factors associated with OneBeacon's investment in the fund, including counterparty credit risk, the NAV is adjusted accordingly. See Note 5—"Investment Securities."
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
Policy acquisition costs represent commissions, premium taxes, brokerage expenses and other costs which are directly attributable to and vary with the production of business. These costs are deferred and amortized to the extent they relate to successful contract acquisitions over the applicable premium recognition period. Policy acquisition costs deferred were $229.0 million, $237.3 million and $237.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, all of which were included in policy acquisition expenses, with the exception of $20.4 million, $21.3 million and $22.9 million for each respective period that were deferred relating to other underwriting expenses. Policy acquisition costs amortized were $232.7 million, $239.7 million and $227.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, all of which were included in policy acquisition expenses, with the exception of $20.7 million, $22.2 million and $23.0 million for each respective period that were amortized relating to other underwriting expenses.
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
Loss and LAE are charged against income as incurred. Unpaid loss and LAE reserves are based on estimates (generally determined by claims adjusters, legal counsel and actuarial staff) of the ultimate costs of settling claims, including the effects of inflation and other societal and economic factors. Unpaid loss and LAE reserves represent management's best estimate of ultimate loss and LAE, net of reinsurance and estimated salvage and subrogation recoveries, if applicable. Such estimates are regularly reviewed and updated and any resulting adjustments are reflected in the current period. The process of estimating unpaid loss and LAE reserves involves a considerable degree of judgment by management and the ultimate amount of expense to be incurred could be considerably greater than or less than the amounts currently reflected in the financial statements.
OneBeacon discounts certain of its long-term workers compensation loss and LAE reserves when such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual claim basis. OneBeacon discounts these reserves using the statutory rate (2.5% at December 31, 2016 and 2015). As of December 31, 2016 and 2015, the discount on OneBeacon's workers compensation loss and LAE reserves amounted to $1.6 million and $1.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

OneBeacon's insurance subsidiaries enter into reinsurance contracts to protect their businesses from losses due to concentration of risk, to manage their operating leverage ratios and to limit losses arising from catastrophic events. The majority of such reinsurance contracts are executed through excess of loss treaties and catastrophe contracts under which the reinsurer indemnifies for a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. OneBeacon has also entered into quota share treaties with reinsurers under which all risks meeting prescribed criteria are covered on a pro rata basis. The amount of each risk ceded by OneBeacon is subject to maximum limits which vary by line of business and type of coverage. See Note 4—"Reinsurance."
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
Funds Held
Funds held under insurance contracts represent unrestricted collateral held by the Company primarily relating to the Surety business.
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
Capital Lease
In December 2011, the Company entered into lease financing arrangements with US Bancorp Equipment Finance, Inc. ("US Bancorp") and Fifth Third Equipment Finance Company ("Fifth Third") whereby it sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. The Company then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years both of which have now ended. See Note 16—"Commitments and Contingencies."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Deferred Software Costs
OneBeacon capitalizes costs related to computer software developed for internal use during the application development stage of software development projects. These costs generally consist of certain external, payroll and payroll related costs. OneBeacon begins amortization of these costs once the project or the respective phase of the project is completed and ready for its intended use. Amortization is on a straight line basis over the useful life which generally ranges from three to five years. No impairments were recognized during the year ended December 31, 2016, while the Company recognized a $1.6 million pre-tax impairment of certain capitalized software associated with senior management restructuring during the year ended December 31, 2015. OneBeacon had unamortized deferred software costs of $13.4 million and $12.7 million as of December 31, 2016 and 2015, respectively.
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
Defined Benefit Plans
OneBeacon sponsors defined benefit plans and recognizes the funded status of the difference between plan assets at fair value and the projected benefit obligation (for defined benefit pension plans) or the accumulated benefit obligation (for other postretirement benefit plans) in its statement of financial position. The Company recognizes amounts previously deferred and amortized in other comprehensive income in the period in which they occur and measure plan assets and obligations as of the fiscal year end. The projected benefit obligation of the OneBeacon qualified pension plan ("Qualified Plan") was calculated using termination assumptions as of December 31, 2015 and finalized its termination by purchasing a group annuity contract and making lump sum distributions to plan participants electing such payments during the year ended December 31, 2016, and as a result of these transactions, no longer has a projected benefit obligation with respect to the Qualified Plan. See Note 8—"Retirement Plans."
Recently Adopted Changes in Accounting Principles
Short Duration Contracts
Effective December 31, 2016, OneBeacon adopted ASU 2015-09, Disclosures about Short Duration Contracts (ASC 944) which requires expanded footnote disclosures about loss and LAE reserves. Upon adoption, OneBeacon modified its footnote disclosures to include loss development tables on a disaggregated basis by accident year and a reconciliation of loss development data to the loss and LAE reserves reflected on the balance sheet. The footnote disclosures have also been expanded to include information about claim frequency data, including a description of how the claims frequency data is measured. Prior year disclosures have been modified to conform to the new disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Business Combinations - Measurement Period Adjustments
Effective January 1, 2016, OneBeacon adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires adjustments to provisional amounts recorded in connection with a business combination that are identified during the measurement period to be recorded in the reporting period in which the adjustment amounts are determined, rather than as retroactive adjustments to prior periods. OneBeacon has not recognized any adjustments to estimated purchase accounting amounts for the year ended December 31, 2016 and accordingly, there was no effect to OneBeacon's financial statements upon adoption.
Fair Value Measurements
Effective January 1, 2016, OneBeacon adopted ASU 2015-07, Fair Value Measurement - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (ASC 820) which eliminates the requirement to disclose the fair value hierarchy level for investments for which fair value is measured at NAV using the practical expedient in ASC 820. OneBeacon measures the fair value of its investments in hedge funds and private equity funds using this practical expedient. Upon adoption, these fair value measurements are no longer classified within the fair value hierarchy. Prior year amounts have been modified to conform to the current year's disclosures.
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
Debt Issuance Costs
Effective January 1, 2016, OneBeacon adopted ASU 2015-03, Imputation of Interest (ASC 835) which requires debt issuance costs to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. The new guidance requires amortization of debt issuance costs to be classified within interest expense and also requires disclosure of the debt's effective interest rate. OneBeacon has applied the guidance retrospectively and as a result has reclassified $1.9 million of unamortized debt issuance costs from other assets, reflecting these amounts as a reduction from the related debt and has modified its disclosures to include the required effective interest rate on its debt. As of December 31, 2016, the unamortized debt issuance costs included in debt is $1.6 million. In addition, effective January 1, 2016, OneBeacon adopted ASU 2015-15, Imputation of Interest (ASC 835), which addresses the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Adoption of ASU 2015-15 did not have a significant effect on OneBeacon's financial position, results of operations, cash flows, presentation or disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements
Cash Flow Statement
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASC 230), which addresses the classification and presentation of certain items, including debt prepayment and extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investees, for which there was diversity in practice. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (ASC 230). Under current guidance, restricted amounts of cash or cash equivalents are excluded from the cash flow statement. The new guidance requires restricted cash and restricted cash equivalents to be included in the reconciliation of beginning and end-of-period amounts presented on the statement of cash flows. In addition, the new guidance requires a description of the nature of the changes in restricted cash and cash equivalents during the periods presented. The updated guidance in ASU 2016-15 and ASU 2016-18 are both effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. OneBeacon is evaluating the expected impact of this new guidance.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326), which establishes new guidance for the recognition of credit losses for financial assets measured at amortized cost. The new ASU, which applies to financial assets that have the contractual right to receive cash, including reinsurance receivables, requires reporting entities to estimate the credit losses expected over the life of a credit exposure using historical information, current information and reasonable and supportable forecasts that affect the collectability of the financial asset. ASU 2016-13 is effective for annual periods beginning after January 1, 2020, including interim periods. OneBeacon measures financial assets at fair value with changes therein recognized in current period earnings and accordingly, does not expect adoption to have a significant impact on its financial statements.

Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718) which is intended to simplify certain aspects of the accounting for share-based compensation, including forfeiture assumptions, net settlement of equity awards for withholding taxes and accounting for excess tax benefits. The new guidance provides an accounting policy election to account for forfeitures by either applying an assumption, as required under existing guidance, or by recognizing forfeitures when they actually occur. The new ASU also permits net settlement of equity awards for withholding taxes up to the maximum statutory rate and requires such amounts to be classified as a financing activities in the statement of cash flows. In addition, the new guidance changes the accounting for excess tax benefits and deficiencies by requiring recognition in the income statement, with treatment of the tax effects as discrete items in determining a reporting entity’s effective rate in the period in which exercise or vesting of awards occurs. The new guidance became effective on
January 1, 2017 for OneBeacon and did not have a significant effect upon adoption.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). The new guidance requires lessees to recognize lease assets and liabilities on the balance sheet for both operating and financing leases, with the exception of leases with an original term of 12 months or less. Under existing guidance recognition of lease assets and liabilities is not required for operating leases. The lease assets and liabilities to be recognized are both measured initially based on the present value of the lease payments. Under the new guidance, a sale-leaseback transaction must meet the recognition criteria under ASC 606, Revenues in order to be accounted for as a sale. The new guidance is effective for OneBeacon for years beginning after December 15, 2018, including interim periods therein. OneBeacon is evaluating the expected impact of this new guidance and available adoption methods.
Financial Instruments - Recognition and Measurement
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 825-10). The new ASU modifies the guidance for financial instruments, including investments in equity securities. Under the new guidance, all equity securities with readily determinable fair values are required to be measured at fair value with changes therein recognized through current period earnings. In addition, the new ASU requires a qualitative assessment for equity investments without readily determinable fair values to identify an impairment, and for impaired equity security investments to be measured at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. OneBeacon measures its portfolio of investment securities at fair value with changes therein

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

recognized through current period earnings and accordingly, does not expect the adoption of ASU 2016-01 to have a significant impact on its financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which modifies the guidance for revenue recognition. Under ASU 2014-09, revenue is to be recognized at an amount that reflects the consideration to which an entity expects to be entitled in exchange for goods or services transferred to customers. The new guidance sets forth the steps to be followed to recognize revenue: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Subsequently, the FASB issued additional ASUs clarifying the guidance in and providing implementation guidance for ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which delays the effective date of ASU 2014-09 and all related ASUs to annual and interim reporting periods beginning after December 15, 2017. Most of OneBeacon’s revenue from customers relates to insurance contracts, which are excluded from the scope of ASU 2014-09, as are investment income and investments gains and losses. However, the new guidance is applicable to some of OneBeacon’s revenue streams, including certain fee arrangements as well as commissions and other non-insurance revenues. OneBeacon is evaluating the new guidance, but does not expect ASU 2014-09 to have a significant effect on recognition of OneBeacon’s non-insurance revenues from customers.
NOTE 2. Acquisitions and Dispositions
Crop Business
On July 31, 2015, Monsanto Company sold Climate Crop Insurance Agency ("CCIA"), the third party agency with which OneBeacon previously had an exclusive managing general agency agreement, to an affiliate of AmTrust Financial Services, Inc. ("AmTrust"). As a result of the sale, the Company has exited the multiple peril crop insurance ("MPCI") business and its related crop-hail business (collectively, "Crop Business"). As a result of the transaction, OneBeacon and CCIA agreed to an early termination of the existing five year agreement. In connection with the termination of the agreement, OneBeacon received a payment of $3.0 million (pre-tax) recorded in net other revenues (expenses) during the year ended December 31, 2015. Also related to the transaction, OneBeacon withdrew its 2016 Plan of Operations, which previously authorized it to write MPCI for the 2016 Reinsurance Year, and affiliates of AmTrust agreed to reinsure the Company’s remaining net Crop Business exposure for the 2015 Reinsurance Year under a related 100% quota share reinsurance agreement which, coupled with other transfer and assignment agreements as well as communications with policyholders and agents, had the effect of assumption reinsurance. As a result of this transaction, the Company has no material net exposure related to the Crop Business.
Runoff Business
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies," on December 23, 2014, OneBeacon completed the sale of its Runoff Business to Armour. OneBeacon provided financing in the form of surplus notes issued by Bedivere Insurance Company ("Bedivere"), one of the legal entities transferred as part of the transaction, having a par value of $101.0 million, which had a fair value of $64.9 million on the date of sale. See Note 18—"Discontinued Operations" for further information.
Essentia Insurance Company
Effective January 1, 2013, OneBeacon completed the sale of Essentia Insurance Company ("Essentia"), which wrote the collector cars and boats business, to Markel Corporation ("Markel"). Concurrently therewith, OneBeacon and Hagerty Insurance Agency ("Hagerty") terminated their underwriting arrangement with respect to the collector cars and boats business. In 2015, the Company recognized in net other revenues (expenses) a $3.7 million negative adjustment to the pre-tax gain on sale of Essentia in connection with an assessment from the Michigan Catastrophic Claims Association ("MCCA") payable to Markel pursuant to the indemnification provisions in the stock purchase agreement governing the sale of Essentia. In 2016, the Company recognized in net other revenues (expenses) a $0.5 million positive adjustment to the pre-tax gain on sale of Essentia resulting from recoveries upon the resolution of a matter relating to the MCCA.
Except as described above, during the years ended December 31, 2016, 2015 and 2014, there were no significant acquisitions or dispositions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves
Methodology for Estimating Incurred But Not Reported ("IBNR") Reserves
OneBeacon's insurance subsidiaries establish loss and LAE reserves that are estimates of amounts needed to pay claims and related expenses in the future for insured events that have already occurred. The process of estimating reserves involves a considerable degree of judgment by management and, as of any given date, is inherently uncertain.
Loss and LAE reserves are typically comprised of (1) case reserves for claims reported and (2) IBNR reserves, which include a provision for expected future development on case reserves and for losses that have occurred but for which claims have not yet been reported. Case reserves are estimated based on the experience and knowledge of claims staff regarding the nature and potential cost of each claim and are adjusted as additional information becomes known or payments are made. IBNR reserves are derived by subtracting paid loss and LAE and case reserves from estimates of ultimate loss and LAE. Actuaries estimate ultimate loss and LAE using various generally accepted actuarial methods, as described below, applied to known losses and other relevant information. Like case reserves, IBNR reserves are adjusted as additional information becomes known or payments are made.
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
For some lines of business, such as "long-tail" coverages discussed below, claims data reported in the most recent accident or report year or years is often too limited to provide a meaningful basis for analysis due to the typical delay in reporting and settling of claims. For this type of business, OneBeacon uses an expected loss ratio method for the initial accident year or years. This is a standard and accepted actuarial reserve estimation method in these circumstances in which the loss ratio is selected based upon information used in pricing policies for that line of business, as well as any publicly available industry data, such as industry pricing, experience and trends, for that line of business.
Uncertainties in estimating ultimate loss and LAE are magnified by the time lag between when a claim actually occurs and when it is reported and eventually settled. This time lag is sometimes referred to as the "claim-tail." The claim-tail for most property coverages is typically short (usually a few days up to a few months). The claim-tail for casualty coverages, such as automobile liability, general liability including the liability portion of multiple peril coverage, workers compensation, and professional liability can be especially long as claims are often reported and ultimately paid or settled years, even decades, after the related loss events occur. During the long claims reporting and settlement period, additional facts regarding coverages written in prior accident years, as well as about actual claims and trends may become known that cause OneBeacon to adjust its reserves. If management determines that an adjustment is appropriate, the adjustment is booked in the accounting period in which such determination is made. Accordingly, should reserves need to be increased or decreased in the future from amounts currently established, future results of operations would be negatively or positively impacted, respectively.
In determining ultimate loss and LAE, the cost to indemnify claimants, provide needed legal defense and other services for insureds and administer the investigation and adjustment of claims are considered. These claim costs are influenced by many factors that change over time, such as expanded coverage definitions as a result of new court decisions, inflation in costs to repair or replace damaged property, inflation in the cost of medical services, and legislated changes in statutory benefits, as well as by the particular, unique facts that pertain to each claim. As a result, the rate at which claims arose in the past and the costs to settle them may not always be representative of what will occur in the future. The factors influencing changes in claim costs are often difficult to isolate or quantify and developments in paid and incurred losses from historical trends are frequently subject to multiple and conflicting interpretations. Changes in coverage terms or claims handling practices may also cause future experience and/or development patterns to vary from the past. A key objective of actuaries in developing estimates of ultimate loss and LAE and resulting IBNR reserves is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that the future can be projected more reliably. Because of the factors previously discussed, this process requires the use of informed judgment and is inherently uncertain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and LAE Reserves

OneBeacon's actuaries use several generally accepted actuarial methods to evaluate its loss and LAE reserves, each of which has its own strengths and weaknesses. OneBeacon places more or less reliance on a particular method based on the facts and circumstances at the time the reserve estimates are made. These methods generally fall into one of the following categories or are hybrids of one or more of the following categories:

•
Historical paid loss development methods:  These methods use historical loss payments over discrete periods of time to estimate future losses. Historical paid loss development methods assume that the ratio of losses paid in one period to losses paid in an earlier period will remain constant. These methods necessarily assume that factors that have affected paid losses in the past, such as inflation or the effects of litigation, will remain constant in the future. Because historical paid loss development methods do not use case reserves to estimate ultimate losses, they can be more reliable than the other methods discussed below that look to case reserves (such as actuarial methods that use incurred losses) in situations in which there are significant changes in how case reserves are established by a company's claims adjusters. However, historical paid loss development methods are more leveraged, meaning that small changes in payments have a larger impact on estimates of ultimate losses, than actuarial methods that use incurred losses because cumulative loss payments take much longer to approach the expected ultimate losses than cumulative incurred amounts. In addition, and for similar reasons, historical paid loss development methods are often slow to react to situations when new or different factors arise than those that have affected paid losses in the past.

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

•
Bornhuetter-Ferguson methods: These methods are a blend of the expected loss ratio and loss development methods. The percent of incurred (or paid) loss to ultimate loss implied by the selected development pattern from the incurred (or paid) loss development method is used to determine the percentage of ultimate loss yet to be developed. Inception to date losses are added to losses yet to be developed, yielding an estimate of ultimate for each accident year.

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

We perform an actuarial review of our recorded reserves each quarter. As part of that review, our actuaries compare the previous quarter's projections of paid and case reserve activity to amounts experienced in the quarter. Differences between previous estimates and actual experience are evaluated. While some variance is expected each quarter due to the inherent uncertainty in loss and LAE, persistent or large variances would indicate that prior assumptions and/or reliance on certain reserving methods may need to be revised going forward.
Upon completion of each quarterly review, the Company's actuaries select indicated reserve levels based on the results of the actuarial methods described previously, which are the primary consideration in determining management's best estimate of required reserves. However, in making its best estimate, management also considers other qualitative factors that may lead to a difference between held reserves and the actuarial central estimate of reserves. Typically, these factors exist when management and our actuaries conclude that there is insufficient historical incurred and paid loss information or that trends included in the historical incurred and paid loss information are unlikely to repeat in the future. Such factors include, among others, recent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and LAE Reserves

entry into new markets or new products, improvements in the claims department that are expected to lessen future ultimate loss costs, legal and regulatory developments, or other volatilities that may arise.
Reserve Estimation by Line of Business
The process of establishing loss reserves, including amounts incurred but not reported, is complex and imprecise as it must consider many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to the ultimate exposure to losses are an integral component of the loss reserving process. OneBeacon categorizes and tracks insurance reserves by "line of business", which are summarized herein as either property (short-tailed) lines, casualty (long-tailed) lines, or other (accident, surety, and credit) lines.
OneBeacon regularly reviews the appropriateness of reserve levels at the line of business level, considering the variety of trends that impact the ultimate settlement of claims for the subsets of claims in each particular line of business.
For loss and allocated LAE reserves, the key assumption as of December 31, 2016 was that the impact of the various reserving factors, as described below, on future paid losses would be similar to the impact of those factors on the historical loss data with the exception of severity trends. Severity trends have been relatively stable over the relevant historical period. The actuarial methods used would project losses assuming continued stability in severity trends. Management has considered a range of assumptions regarding future increases in loss severity trends, including the impact of inflation, in making its reserve selections.
The major causes of material uncertainty (reserving factors) generally will vary for each line, as well as for each separately analyzed component of the line. The following section details reserving factors by major product line. Also, reserving factors can have offsetting or compounding effects on estimated reserves. For example, in workers compensation, the use of expensive medical procedures that result in medical cost inflation may enable workers to return to work faster, thereby lowering indemnity costs. Thus, in almost all cases, it is impossible to discretely measure the effect of a single reserving factor and construct a meaningful sensitivity expectation. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.
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
Following is a detailed description of the reserve factors and consideration for each of the major lines of business.
Property Lines
The property (short-tailed) lines represent lines for which the payout of the claim liability occurs shortly after the occurrence of the loss. Reserving for property lines generally involves less uncertainty given the short-tailed nature of these lines.
Property lines, including the property portion of the multiple peril coverage and including Inland Marine coverage, cover losses to a business' premises, inventory and equipment as a result of weather, fire, theft and other causes. Claims associated with property coverage generally take a relatively short period of time to close. The reserve risk is driven by occasional catastrophic events or large single losses. The relatively high attachment points and insured values of the property policies underwritten in the Specialty Property underwriting operating segment present a potentially longer tail and greater uncertainty than our standard property business.
Property also includes the comprehensive and collision coverages of automobile policies characterized by low severity payments that are made quickly. Additionally, Property includes all of the Ocean Marine products. Ocean Marine has property and liability exposure related to commercial hull, marine, and cargo products. The exposure is generally low severity and short to medium tailed.
Casualty Lines
The casualty (long-tailed) lines represent lines for which the loss may not be paid, or even reported, until well after the loss occurred. As a result, the amount of liability may not be known at the date of the loss. Reserving for casualty lines generally involves more uncertainty given these factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and LAE Reserves

Casualty lines cover a variety of losses associated with policies that cover general liability, the liability portion of commercial multiple peril, professional liability, workers compensation, and commercial automobile liability lines. Losses associated with casualty coverage generally take a longer period of time to close claims. Most of the general reserving factors for casualty are applicable across these sub-lines, while certain sub-lines have additional reserving factors.
Casualty lines policies can generally be written on either a claims made or occurrence form. Most professional liability, management liability, and medical professional policies are written on a claims made basis, under which the trigger of loss is based on the date the loss is discovered or the loss is reported to OneBeacon. Professional liability policies cover the defense expenses and damages related to negligence claims brought against the insured professional services firm or government entity. The coverage focuses on damages resulting from an alleged failure to perform, error or omission in the product or service provided by the policyholder. Management liability policies cover the defense expenses and damages related to alleged wrongful acts committed by the directors and officers of the insured organization. Medical professional liability policies cover the defense expenses and damages related to negligence claims brought against the insured health care institution or provider. The coverage focuses on damages resulting from an alleged failure to perform, error or omission in the service provided by the policyholder.
Most general liability policies are written on an occurrence basis under which the trigger of losses are based on the date the loss happened. They cover businesses for any liability resulting from bodily injury and property damage arising from general business operations, accidents on business premises and the products manufactured or sold. Reserves for these policies generally include two components: bodily injury and property damage. Bodily injury payments reimburse the claimant for damages pertaining to physical injury as a result of the policyholder's legal obligation arising from non-intentional acts such as negligence, subject to the insurance policy provisions. In some cases the damages can include future wage loss (which is a function of future earnings power and wage inflation) and future medical treatment costs. Property damage payments result from damages to the claimant's private property arising from the policyholder's legal obligation for non-intentional acts. In most cases, property damage losses are a function of costs as of the loss date or soon thereafter. Defense costs are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims, though for some products this risk is mitigated by policy language such that the insured portion of defense costs erodes the amount of policy limit available to pay the claim.
Casualty coverages are generally considered long-tail line business, as it takes a relatively long period of time to finalize and settle claims from a given accident year. The speed of claim reporting and claim settlement is a function of the specific coverage provided and the jurisdiction, among other factors. There are numerous components underlying these product lines. Some of these have relatively moderate payment patterns (with most of the claims for a given accident year closed within 5 to 7 years), while others can have extreme lags in both reporting and payment of claims (e.g., a reporting lag of a decade for "construction defect" claims).
Examples of common reserving factors across casualty lines that can change and, thus, affect estimated casualty reserves include:

•	Changes in claim handling philosophies (e.g., case reserving standards), including the use of third party claims administrators

•	Changes in the pattern of underlying claims, including frequency and severity

•	Changes in policy provisions or court interpretations of such provisions

•	New theories of liability (e.g., cyber related claims)

•	Trends in litigation or jury awards, including the propensity to sue

•	Changes in statutes of limitations

•	Shifts in lawsuit mix between federal and state courts

•	Changes in tort or case law

•	Distortions from losses resulting from large single accounts or single issues

•	Subrogation opportunities
While these reserving factors are applicable to most casualty reserving lines, there are certain sub-lines within the casualty major line that have unique reserving factors in addition to these. These include commercial automobile liability and workers compensation.
Commercial automobile liability coverage insure relatively short tailed property damage liability claims and longer tailed, more difficult to estimate bodily injury claims. In general, claim reporting lags are minor, claim complexity is not a major issue,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and LAE Reserves

and the line is viewed as high frequency, low to moderate severity. In addition to the examples of common reserving factors related to casualty described above, other examples that affect estimated commercial automobile liability reserves include:

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
Workers compensation covers an employer's liability for injuries, disability or death of employees, without regard to fault, as prescribed by state workers compensation law and other statutes. Workers compensation is a long-tail coverage as it takes a relatively long period of time to finalize claims from a given accident year. While certain payments such as initial medical treatment or temporary wage replacement for the injured worker are made quickly, some other payments are made over the course of several years, such as awards for permanent partial injuries. In addition, some payments can run as long as the injured worker's life, such as permanent disability benefits and ongoing medical care. Despite the possibility of long payment tails, the reporting lags are generally short, settlements are generally not complex, and most of the claims can be considered high frequency with moderate severity. The largest reserve risk generally comes from the low frequency, high severity claims providing lifetime coverage for medical expenses arising from a worker's injury. Examples of common reserving factors that can change and, thus, affect the estimated workers compensation reserves include:

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

Other Lines
Other lines represent lines that do not fall into either the property or casualty definition. These lines have unique characteristics that are taken into consideration during the reserving process. Other lines include the accident line, which is included within the Specialty Industries reporting segment, as well as the credit and surety lines, which are included within the Specialty Products segment.
Accident lines includes accidental death and dismemberment, occupational accident, sports accident, non-truckers liability, and other accident coverages. It has a short to medium tailed development pattern and moderate severity profile.

Credit lines represents primarily the Tuition Reimbursement underwriting operating segment which provides insurance protection for schools and parents from the financial consequences of a student's withdrawal or dismissal. The reserve risk for this line is relatively low given the extremely short-tailed and low severity nature.
Surety, which also has a significant credit risk component, is a short-tailed but high severity coverage. As a newer business, lack of historical data means external data is heavily relied upon where available and applicable. Surety reserving factors that can change and, thus, affect estimated surety reserves include size of payment (severity) which is impacted by the bond limit, the ability of the principal (insured) or OneBeacon to mitigate the loss or amount and collectability of assets or other collateral available to mitigate loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and LAE Reserves

Cumulative Number of Reported Claims
The Company counts a claim for each unique combination of individual claimant and major coverage (e.g. auto liability - bodily injury, auto liability - property damage, auto physical damage, etc.). The claim is counted only if, net of any applicable deductibles, a payment has been made or a case reserve has been recorded. As a point of clarification, it is counted if a case reserve is established and the claim is later closed with no payment. For a relatively small amount of bulk-coded assumed reinsurance and pools & association losses there are no claim counts available.

Discount
OneBeacon discounts its long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves using the statutory rate (2.5% at December 31, 2016 and 2015). For the years ended December 31, 2016 and 2015, reserves for unpaid claims and claims adjustment expenses were reduced by $1.6 million and $1.1 million, respectively. Changes in loss and LAE reserves resulting from a change in the average long-term workers compensation discount rate is recorded within incurred loss and LAE expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and LAE Reserves

Loss and LAE reserve summary
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the years ended December 31, 2016, 2015, and 2014:

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Gross beginning loss and LAE reserves	$1,389.8	$1,342.2	$1,054.3
Less beginning reinsurance recoverable on unpaid losses	(186.0)	(161.6)	(80.2)
Net beginning loss and LAE reserves	1,203.8	1,180.6	974.1
Loss and LAE incurred from continuing operations relating to:
Current year losses	640.6	702.5	725.3
Prior year losses	15.4	(1.8)	89.8
Total incurred loss and LAE from continuing operations	656.0	700.7	815.1
Loss and LAE paid from continuing operations relating to:
Current year losses	(188.0)	(202.4)	(199.6)
Prior year losses	(479.1)	(475.1)	(409.0)
Total loss and LAE payments from continuing operations	(667.1)	(677.5)	(608.6)
Net loss and LAE reserves	1,192.7	1,203.8	1,180.6
Total incurred loss and LAE from discontinued operations	—	—	(0.7)
Total loss and LAE payments from discontinued operations	—	—	(55.1)
Net loss and LAE reserves	1,192.7	1,203.8	1,124.8
Net change in loss and LAE reserves reported in liabilities held for sale	—	—	188.4	(1)
Net loss and LAE reserves sold	—	—	(132.6)	(2)
Net ending loss and LAE reserves	1,192.7	1,203.8	1,180.6
Plus ending reinsurance recoverable on unpaid losses	172.9	186.0	161.6
Gross ending loss and LAE reserves	$1,365.6	$1,389.8	$1,342.2
_______________________________________________________________________________

(1)	Consists of the change in net loss and LAE reserves of $188.4 million, representing the balances classified as held for sale as December 31, 2013, in connection with the Runoff Transaction.
(2) Relates to the Runoff Transaction, which closed on December 23, 2014.
Loss and LAE development
Loss and LAE development—2016
Net unfavorable prior year loss and LAE reserve development was $15.4 million during the year ended December 31, 2016 driven by Healthcare ($40.7 million), as discussed below, and to a lesser extent, unfavorable development in the architects and engineers sub-line within Other Professional Lines, and Programs, primarily as a result of two larger auto-related programs, in addition to smaller amounts of unfavorable development in several other businesses. This unfavorable development was partially offset by favorable development primarily in Accident, Entertainment, Technology and Financial Services.
During the year ended December 31, 2016, Healthcare recorded $40.7 million of adverse prior accident year development, including $10.0 million in the first quarter, $20.0 million in the second quarter, $1.1 million in the third quarter, and $9.6 million in the fourth quarter. The full year development was driven by the extended care and complex risks sub-lines, and to a lesser extent, two large claim developments within the managed care errors and omissions sub-line related to unexpected outcomes from mediation and extended costs associated with claim defense. Extended care provides medical malpractice and general liability insurance for extended care facilities, including assisted living, memory care and continuing care facilities. Complex risks provides professional liability coverage to hospitals, physicians, and physician groups as well as physicians' extended reporting period coverage. The complex risks development was heavily influenced by large claim activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and LAE Reserves

As a result of the elevated loss activity experienced in the extended care sub-line, in-depth claim file and actuarial reviews were performed in the middle of the year. The claim file review confirmed that the increased case incurred activity was driven by increased frequency, especially in the more recent prior accident years, as opposed to other potential considerations such as significant changes in claims-handling practices. The actuarial review included analysis related to the  recent enhancements to the predictive model. Recent adverse financial results were primarily observed in high-risk categories of business and in difficult geographic venues identified by the predictive model data. As a result of these analyses, management increased its best estimate of prior accident year losses, and increased its loss provisions for the current accident year.
Despite the reserve actions taken through the first three quarters of 2016 case incurred loss activity continued to exceed expectations during the fourth quarter of 2016. The adverse development was driven by recent prior accident years spread across the complex risks, extended care, managed care errors and omissions, and medical excess sub-lines.
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
NOTE 3. Unpaid Loss and LAE Reserves

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
	($ in millions)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and LAE Reserves

Reconciliation of liabilities for unpaid loss and LAE
The following table summarizes the ending liabilities for unpaid loss and LAE, net of reinsurance for each of OneBeacon's major lines of business by reportable segment as of December 31, 2016:

Liabilities for unpaid loss and LAE, net of reinsurance	As of December 31, 2016
($ in millions)
Specialty Products - Property	$30.2
Specialty Industries - Property	108.5
Specialty Products - Casualty	568.7
Specialty Industries - Casualty	360.0
Specialty Products - Other	38.2
Specialty Industries - Other	47.4
Total unpaid and undiscounted loss and allocated LAE reserves, net of reinsurance	$1,153.0
Less: Discount on workers compensation reserves	(1.6)
Total unpaid loss and allocated LAE reserves, net of reinsurance	$1,151.4
Plus: Unallocated LAE	41.3
Plus: Other items	—
Total unpaid loss and LAE reserves, net of reinsurance	$1,192.7
Plus: Reinsurance recoverables on unpaid losses
Specialty Products - Property	40.9
Specialty Industries - Property	13.2
Specialty Products - Casualty	64.0
Specialty Industries - Casualty	19.9
Specialty Products - Other	16.0
Specialty Industries - Other	0.6
Investing, Financing and Corporate(1)	18.3
Plus: Total Reinsurance recoverables on unpaid losses	172.9
Total unpaid loss and LAE reserves	$1,365.6
_______________________________________________________________________________
(1) As described in Note 18—"Discontinued Operations," ASIC has entered into a 100% quota share reinsurance agreement whereby ASIC is ceding to Bedivere 100% of the legacy Runoff Business that was written by ASIC or one of the ongoing entities. As of December 31, 2016, $18.3 million is included in reinsurance recoverables on unpaid losses within Investing, Financing, and Corporate resulting from that agreement.
The following six table groupings, reflecting one table each for the Property, Casualty and Other major lines of business for each of the Specialty Products and Specialty Industries external reportable segments, and include three sections. The first table (top section) presents, for each of the previous 10 accident years (1) cumulative total undiscounted incurred loss and allocated LAE, net of reinsurance, as of each of the previous 10 year-end evaluations, (2) total IBNR plus expected development on reported claims as of December 31, 2016, and (3) the cumulative number of reported claims as of December 31, 2016.
The second table (middle section) presents cumulative paid loss and allocated LAE, net of reinsurance for each of the previous 10 accident years, as of each of the previous 10 year-end evaluations. Also included in this table is a calculation of the liability for loss and allocated LAE as of December 31, 2016 which is then included the reconciliation to the consolidated balance sheet presented above. The liability as of December 31, 2016 is calculated as the cumulative incurred loss and allocated LAE from the first table less the cumulative paid loss and allocated from the second table, plus any outstanding liabilities from accident years prior to 2007.

The third table (bottom section) is supplementary information about the average historical claims duration as of December 31, 2016. It shows the weighted average annual percentage payout of incurred loss and allocated LAE by accident year as of each age. For example, the first column is calculated as the incremental paid loss and allocated LAE in the first calendar year for each given accident year (e.g. calendar year 2008 for accident year 2008, calendar year 2009 for accident year 2009) divided by the cumulative incurred loss and allocated LAE as of December 31, 2016 for that accident year. The resulting ratios are weighted together using cumulative incurred loss and allocated LAE as of December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and LAE Reserves

Specialty Products - Property ($ in millions)
Incurred Loss and Allocated LAE, Net of Reinsurance											As of December 31, 2016
For the Years Ended December 31,
	Unaudited										Total IBNR plus expected development on reported claims	Cumulative number of reported claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$12.0	$11.1	$9.1	$7.6	$7.6	$7.7	$8.7	$8.6	$8.6	$8.6	$—	250
2008		31.3	29.2	25.4	25.6	26.6	26.8	26.8	26.8	26.8	—	3,466
2009			55.2	52.1	52.9	53.3	52.9	52.6	52.5	51.6	—	8,768
2010				51.0	49.5	55.6	56.7	55.9	55.8	55.8	—	10,170
2011					58.7	59.8	60.2	60.6	60.8	60.7	0.2	11,121
2012						79.9	86.7	92.9	92.2	92.2	0.2	12,405
2013							36.4	27.6	27.6	27.7	0.3	5,267
2014								37.5	32.1	31.6	0.4	1,227
2015									28.3	25.7	1.1	2,186
2016										24.5	5.2	1,825
									Total	$405.2

Specialty Products - Property ($ in millions)
Cumulative Paid Loss and Allocated LAE, Net of Reinsurance
For the Years Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$1.8	$3.7	$6.8	$7.0	$7.0	$7.0	$8.7	$8.6	$8.6	$8.6
2008		15.5	23.5	25.2	25.5	26.0	26.8	26.8	26.8	26.8
2009			41.5	47.3	51.2	51.9	51.9	51.6	51.6	51.6
2010				43.1	47.9	53.3	55.2	55.7	55.7	55.7
2011					51.8	59.0	59.7	60.1	60.4	60.5
2012						58.8	72.5	78.3	79.0	78.8
2013							24.3	26.9	27.1	27.4
2014								19.8	28.2	31.2
2015									15.0	22.1
2016										12.3
									Total	$375.0
All outstanding liabilities before 2007, net of reinsurance										—
Liabilities for loss and allocated LAE, net of reinsurance										$30.2

Specialty Products - Property
Average Annual Percentage Payout of Incurred Losses and Allocated LAE by Age, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	70.1%	14.6%	5.9%	1.1%	0.3%	0.2%	0.4%	—%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and LAE Reserves

Specialty Industries - Property ($ in millions)
Incurred Loss and Allocated LAE, Net of Reinsurance											As of December 31, 2016
For the Years Ended December 31,
	Unaudited										Total IBNR plus expected development on reported claims	Cumulative number of reported claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$110.0	$104.8	$101.3	$94.9	$95.1	$95.3	$95.1	$95.1	$95.1	$94.9	$—	4,828
2008		147.3	137.6	129.6	129.3	132.0	132.7	130.0	129.8	129.7	0.1	6,603
2009			124.5	118.6	118.2	117.9	118.8	118.6	118.7	118.6	0.1	6,718
2010				131.4	131.5	127.2	130.0	129.7	131.4	131.2	—	8,617
2011					138.5	141.5	141.1	143.5	143.2	142.5	0.3	9,704
2012						126.9	123.8	126.7	130.4	130.1	0.8	9,697
2013							125.1	127.0	142.9	143.6	1.9	8,085
2014								123.9	123.5	130.1	3.9	8,352
2015									142.3	138.9	10.2	8,607
2016										120.3	32.8	7,429
									Total	$1,279.9

Specialty Industries - Property ($ in millions)
Cumulative Paid Loss and Allocated LAE, Net of Reinsurance
For the Years Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$42.2	$70.9	$82.7	$87.6	$91.7	$93.4	$94.2	$94.5	$94.5	$94.6
2008		62.5	101.4	116.8	123.4	129.5	129.1	129.2	129.3	129.3
2009			50.4	85.9	105.4	111.0	115.5	117.2	118.0	118.4
2010				69.0	106.2	118.2	122.8	125.9	129.3	130.8
2011					72.5	117.4	130.7	138.0	139.5	141.4
2012						64.2	103.1	116.4	128.5	131.9
2013							59.8	101.5	126.1	137.7
2014								56.5	94.6	111.6
2015									68.6	114.4
2016										61.3
									Total	$1,171.4
All outstanding liabilities before 2007, net of reinsurance										—
Liabilities for loss and allocated LAE, net of reinsurance										$108.5

Specialty Industries - Property
Average Annual Percentage Payout of Incurred Losses by Age and Allocated LAE, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	47.4%	27.3%	9.9%	4.1%	1.8%	0.7%	0.2%	0.1%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and LAE Reserves

Specialty Products - Casualty ($ in millions)
Incurred Loss and Allocated LAE, Net of Reinsurance											As of December 31, 2016
For the Years Ended December 31,
	Unaudited										Total IBNR plus expected development on reported claims	Cumulative number of reported claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$138.3	$120.2	$97.3	$90.7	$70.5	$70.1	$61.8	$58.3	$57.1	$56.5	$2.5	1,236
2008		145.6	128.6	118.2	100.8	98.3	95.5	95.3	97.3	96.8	3.3	2,199
2009			169.5	186.2	194.9	193.2	192.0	194.9	195.0	195.5	4.9	4,002
2010				211.5	225.4	226.2	225.0	232.3	234.9	240.0	7.8	6,029
2011					194.9	189.8	205.4	214.2	214.8	214.9	9.4	6,661
2012						213.5	220.1	246.1	248.8	249.4	14.4	6,794
2013							205.2	233.1	229.6	247.9	20.3	5,866
2014								240.5	235.9	258.9	44.4	6,504
2015									206.9	213.4	78.5	9,710
2016										202.8	142.8	9,093
									Total	$1,976.1

Specialty Products - Casualty ($ in millions)
Cumulative Paid Loss and Allocated LAE, Net of Reinsurance
For the Years Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$6.8	$24.8	$32.4	$41.7	$44.4	$50.7	$51.9	$53.6	$54.0	$54.0
2008		8.8	32.3	50.8	65.4	77.6	83.1	85.3	88.1	91.5
2009			26.5	81.8	124.0	147.8	161.4	169.9	178.3	187.8
2010				32.0	107.0	157.8	180.5	196.3	213.6	220.3
2011					25.8	88.9	131.3	163.7	186.2	192.5
2012						25.8	86.7	157.7	193.6	219.8
2013							26.4	86.3	143.1	194.2
2014								34.3	95.2	156.7
2015									19.9	78.4
2016										16.5
									Total	$1,411.7
All outstanding liabilities before 2007, net of reinsurance										4.3
Liabilities for loss and allocated LAE, net of reinsurance										$568.7

Specialty Products - Casualty
Average Annual Percentage Payout of Incurred Losses by Age and Allocated LAE, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	11.3%	24.0%	17.8%	9.6%	4.7%	2.2%	0.9%	0.7%	0.2%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and LAE Reserves

Specialty Industries - Casualty ($ in millions)
Incurred Loss and Allocated LAE, Net of Reinsurance											As of December 31, 2016
For the Years Ended December 31,
	Unaudited										Total IBNR plus expected development on reported claims	Cumulative number of reported claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$24.9	$24.3	$21.7	$34.0	$34.9	$35.1	$35.1	$36.0	$37.1	$36.9	$0.3	1,770
2008		26.3	26.2	30.4	26.4	25.8	25.2	23.7	22.2	22.1	0.5	1,835
2009			51.0	51.1	51.5	49.6	54.8	53.6	51.6	51.0	1.0	2,982
2010				80.8	72.4	69.3	69.4	73.3	75.5	77.2	3.5	4,791
2011					88.1	87.5	90.2	100.5	111.8	112.2	3.8	5,254
2012						118.8	103.4	102.0	101.8	98.8	7.9	6,298
2013							121.9	131.5	133.6	138.2	18.0	7,107
2014								135.6	127.4	124.2	35.7	7,633
2015									146.3	127.7	61.8	7,315
2016										129.9	98.4	5,701
									Total	$918.2

Specialty Industries - Casualty ($ in millions)
Cumulative Paid Loss and Allocated LAE, Net of Reinsurance
For the Years Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$2.8	$5.5	$7.9	$13.8	$27.9	$29.9	$32.4	$32.9	$34.3	$35.9
2008		3.2	6.9	11.5	14.2	17.3	19.9	21.2	20.8	20.9
2009			5.1	16.6	25.0	34.5	42.9	46.3	46.3	47.4
2010				8.7	21.1	37.3	51.4	57.5	65.3	68.9
2011					11.1	34.2	53.7	69.8	88.9	96.4
2012						12.9	31.9	50.6	67.8	79.7
2013							18.6	45.5	72.7	96.6
2014								16.6	40.2	61.4
2015									13.6	39.3
2016										11.8
									Total	$558.3
All outstanding liabilities before 2007, net of reinsurance										0.1
Liabilities for loss and allocated LAE, net of reinsurance										$360.0

Specialty Industries - Casualty
Average Annual Percentage Payout of Incurred Losses by Age and Allocated LAE, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	11.4%	16.2%	12.9%	9.7%	6.8%	2.5%	0.8%	0.1%	0.2%	0.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and LAE Reserves

Specialty Products - Other ($ in millions)
Incurred Loss and Allocated LAE, Net of Reinsurance											As of December 31, 2016
For the Years Ended December 31,
	Unaudited										Total IBNR plus expected development on reported claims	Cumulative number of reported claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$26.8	$26.7	$26.8	$28.6	$28.6	$28.6	$28.6	$28.6	$28.6	$28.6	$—	5,073
2008		31.7	31.5	31.2	31.2	31.2	31.2	31.2	31.2	31.2	—	5,192
2009			33.8	31.4	31.3	30.8	30.9	30.9	30.9	30.9	—	5,138
2010				34.7	34.3	32.5	32.6	32.5	32.5	32.5	—	5,182
2011					33.2	35.5	35.4	35.4	35.4	35.4	—	5,306
2012						36.6	36.9	36.9	36.9	37.0	—	5,324
2013							39.6	40.6	39.2	39.2	—	5,510
2014								96.6	90.8	92.9	—	9,971
2015									75.5	73.2	1.8	10,704
2016										77.1	33.8	4,306
									Total	$478.0

Specialty Products - Other ($ in millions)
Cumulative Paid Loss and Allocated LAE, Net of Reinsurance
For the Years Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$19.8	$28.4	$28.6	$28.6	$28.6	$28.6	$28.6	$28.6	$28.6	$28.6
2008		21.3	31.1	31.2	31.2	31.2	31.2	31.2	31.2	31.2
2009			21.6	30.8	30.8	30.9	30.9	30.9	30.9	30.9
2010				22.4	32.4	32.5	32.5	32.5	32.5	32.5
2011					25.2	35.2	35.4	35.4	35.4	35.4
2012						26.1	36.8	36.9	36.9	37.0
2013							27.4	39.0	39.2	39.2
2014								46.2	88.5	90.3
2015									41.7	70.6
2016										44.2
									Total	$439.9
All outstanding liabilities before 2007, net of reinsurance										0.1
Liabilities for loss and allocated LAE, net of reinsurance										$38.2

Specialty Products - Other
Average Annual Percentage Payout of Incurred Losses by Age and Allocated LAE, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	61.9%	29.5%	0.6%	—%	—%	—%	—%	—%	—%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and LAE Reserves

Specialty Industries - Other ($ in millions)
Incurred Loss and Allocated LAE, Net of Reinsurance											As of December 31, 2016
For the Years Ended December 31,
	Unaudited										Total IBNR plus expected development on reported claims	Cumulative number of Reported Claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$4.3	$4.6	$4.5	$4.4	$4.4	$4.4	$4.4	$4.4	$4.4	$4.4	$—	291
2008		10.4	10.8	12.2	11.9	11.9	11.8	12.1	12.1	12.3	—	975
2009			19.1	19.2	19.0	19.3	20.9	21.4	21.5	21.7	0.2	1,763
2010				25.6	26.6	27.1	27.9	28.2	28.4	28.4	—	2,449
2011					35.1	36.0	37.7	38.5	38.2	38.2	0.2	3,638
2012						42.0	39.6	40.1	41.1	41.6	0.3	3,861
2013							41.1	41.2	42.2	42.5	0.7	4,245
2014								42.6	40.4	40.6	1.9	3,497
2015									46.6	31.9	4.9	3,301
2016										33.2	19.4	2,222
									Total	$294.8

Specialty Industries - Other ($ in millions)
Cumulative Paid Loss and Allocated LAE, Net of Reinsurance
For the Years Ended December 31,
	Unaudited
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$1.2	$4.0	$4.3	$4.3	$4.3	$4.3	$4.3	$4.4	$4.4	$4.4
2008		3.8	9.0	11.1	11.7	11.8	11.7	12.0	12.0	12.2
2009			6.3	14.6	17.7	18.3	19.2	21.2	21.4	21.4
2010				8.3	22.9	25.1	26.9	27.6	28.0	28.1
2011					13.5	29.4	34.6	36.5	37.2	37.3
2012						13.2	30.7	35.8	38.3	39.1
2013							13.0	29.3	37.2	39.6
2014								12.6	28.9	34.8
2015									9.8	22.2
2016										8.0
									Total	$247.1
All outstanding liabilities before 2007, net of reinsurance										(0.3)
Liabilities for loss and allocated LAE, net of reinsurance										$47.4

Specialty Industries - Other
Average Annual Percentage Payout of Incurred Losses by Age and Allocated LAE, Net of Reinsurance
Unaudited
Years	1	2	3	4	5	6	7	8	9	10
	30.4%	37.0%	10.8%	3.3%	1.1%	0.9%	0.2%	—%	0.1%	—%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. Reinsurance
In the normal course of business, OneBeacon's insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third-party reinsurers. OneBeacon remains liable for risks reinsured if the reinsurer does not honor its obligations under reinsurance contracts.
The effects of reinsurance on OneBeacon's insurance subsidiaries' written and earned premiums and on loss and LAE were as follows:

	Year ended December 31,
	2016	2015		2014
	($ in millions)
Written premiums:
Direct	$1,193.3	$1,279.9		$1,257.5
Assumed	28.0	36.0		65.9
Gross written premiums	1,221.3	1,315.9		1,323.4
Ceded	(120.6)	(179.3)	(1)	(106.5)
Net written premiums	$1,100.7	$1,136.6		$1,216.9
Earned premiums:
Direct	$1,177.0	$1,298.0		$1,209.1
Assumed	29.4	45.9		70.9
Gross earned premiums	1,206.4	1,343.9		1,280.0
Ceded	(105.8)	(167.7)	(1)	(102.9)
Net earned premiums	$1,100.6	$1,176.2		$1,177.1
Loss and LAE:
Direct	$679.5	$783.0		$778.7
Assumed	21.2	55.7		115.7
Gross loss and LAE	700.7	838.7		894.4
Ceded	(44.7)	(138.0)	(1)	(79.3)
Net loss and LAE	$656.0	$700.7		$815.1
_______________________________________________________________________________

(1)
During the year ended December 31, 2015, the Company recorded ceded written premiums of $33.3 million, ceded earned premiums of $33.3 million and ceded loss and LAE of $33.4 million as a result of the exit of the Crop Business due to the 100% quota share reinsurance agreement with AmTrust.

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
The Company uses models (primarily AIR Worldwide Touchstone version 4.1) to estimate potential losses from catastrophes. The Company uses the model output in conjunction with other data to manage its exposure to catastrophe losses based on a probable maximum loss forecast to quantify its exposure to an extreme catastrophe event.
OneBeacon utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to large catastrophe losses. Effective May 1, 2016, OneBeacon renewed its property catastrophe reinsurance program through April 30, 2017. The program provides coverage for OneBeacon's property business as well as certain acts of terrorism. Under the program, the first $20.0 million of losses resulting from any single catastrophe are retained with 100% of the next $110.0 million of losses resulting from the catastrophe being reinsured. Any part of the catastrophe loss from a single event in excess of $130.0 million would be retained in full. In the event of a catastrophe, OneBeacon's property catastrophe reinsurance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

program is reinstated for the remainder of the original contract term by paying a reinstatement premium that is based on the percentage of coverage reinstated and the original property catastrophe coverage premium.
OneBeacon's current third party reinsurance programs provide varying degrees of coverage for terrorism events. The Company's overall terrorism exposure is impacted by the Terrorism Risk Insurance Program (the “Terrorism Act”), which is a federal program administered by the Department of the Treasury that provides for a shared system of public and private compensation for commercial property and casualty losses resulting from events that reach the threshold for losses ($140 million in 2017 and increasing $20 million in subsequent years until the threshold becomes $200 million in 2020) and are certified as an act of terrorism by the U.S. Secretary of the Treasury, in concurrence with the Secretary of Homeland Security and the Attorney General of the United States. The Terrorism Act limits the industry's aggregate liability for losses from certified terrorist acts by requiring the federal government to share a set amount of losses (83% in 2017 and decreasing 1% annually in subsequent years until it reaches a floor of 80% in 2020) once a company meets a specific retention or deductible as determined by its prior year's direct written premiums. It also limits the aggregate liability to be paid by the government and industry without further action by Congress to $100 billion. In exchange for this backstop, primary insurers are required to make coverage available to commercial insureds for losses from acts of terrorism as defined in the Terrorism Act. The following types of coverage are excluded from the program: commercial automobile, burglary and theft, surety, farmowners multi-peril and all professional liability coverage except directors and officers coverage.
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
OneBeacon estimates its individual retention level for commercial policies subject to the Terrorism Act to be approximately $140 million in 2017. The federal government will pay 83% of covered terrorism losses that exceed the Company's or the industry's retention levels in 2017, up to a total of $100 billion. As indicated above, the Company's 17% copay will increase annually by 1% until it reaches a limit of 20% in 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Reinsurance

In addition to the corporate catastrophe reinsurance protection, the Company also purchases dedicated reinsurance protection for certain lines of business. The following table summarizes the reinsurance coverage currently in effect as of December 31, 2016:

			$ in millions
Coverage	Contract Type	Renewal Date	First-Dollar Retention	Per Risk Limit Purchased	Maximum Retention
Corporate Property Catastrophe - Property and Inland Marine	Excess of Loss	5/1	$20.0	$110.0	$20.0
Property Per Risk - Property and Inland Marine	Excess of Loss	5/1	3.0	100.0	3.0
Specialty Property - Excess and Surplus Property Catastrophe	Excess of Loss	5/1	6.0	34.0	6.0
Medical Excess - HMO/Provider Excess	Excess of Loss	1/1	5.0	Unlimited	5.0
Ocean and Inland Marine	Excess of Loss	4/1	2.5	57.5	7.0
Surety	Excess of Loss	10/1	5.0	45.0	5.0
Film Completion Bonds	Excess of Loss	6/1	2.0	38.0	2.0
Casualty Clash/Workers Compensation Catastrophe	Excess of Loss	6/1	6.0	34.0	6.0
Workers Compensation Catastrophe	Excess of Loss	6/1	40.0	20.0	6.0
Financial Institutions - Professional Liability	Quota Share	6/1	N/A	10.0	5.0
Combined Healthcare/Casualty 2nd Layer - Various lines	Excess of Loss	6/1	10.0 / 11.0	10.0	3.0
Casualty Per Policy - Various lines	Excess of Loss	6/1	3.0	8.0	3.0
Workers Compensation Per Occurrence	Excess of Loss	6/1	2.0	8.0	2.0
Healthcare Professional Liability	Excess of Loss	6/1	3.0	7.0	3.0
Reinsurance Recoverables
As of December 31, 2016, OneBeacon had reinsurance recoverable on paid losses of $6.6 million and reinsurance recoverables on unpaid losses of $172.9 million. As reinsurance contracts do not relieve OneBeacon of its obligations, collectibility of balances due from reinsurers is important to OneBeacon's financial strength. OneBeacon is selective with its reinsurers, placing reinsurance with only those reinsurers having a strong financial condition. OneBeacon monitors the financial strength of its reinsurers on an ongoing basis. Uncollectible amounts historically have not been significant. The following table summarizes A.M. Best Company, Inc. ("A.M. Best") ratings for OneBeacon's reinsurers for its continuing insurance operations, excluding industry pools and associations, based upon reinsurance recoverable amounts on paid and unpaid losses and LAE:

	December 31, 2016		% of total
A.M Best's Rating (1):	($ in millions)
A+ or better	$73.9		41%
A- to A	79.7		44%
B, Not Rated and Other	25.9	(2)	15%
Total reinsurance recoverables	$179.5		100%
_______________________________________________________________________________

(1)	A.M Best's ratings as detailed above are "A+ or better" (Superior), "A- to A" (Excellent) and "B" (Fair).

(2)	Includes reinsurance recoverable on unpaid losses from Bedivere of $18.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Investment Securities
OneBeacon's net investment income is comprised primarily of interest income associated with OneBeacon's fixed maturity investments and short-term investments and dividend income from its common equity securities and other investments. Net investment income for the years ended December 31, 2016, 2015, and 2014 consisted of the following:

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Fixed maturity investments	$48.7	$43.8	$41.8
Short-term investments	0.2	—	—
Common equity securities	3.5	6.1	6.5
Other investments	3.0	1.0	2.1
Gross investment income	55.4	50.9	50.4
Less investment expenses	(4.8)	(5.0)	(7.0)
Net investment income, pre-tax	$50.6	$45.9	$43.4
The composition of net realized investment gains consisted of the following:

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Fixed maturity investments	$(0.1)	$2.0	$6.6
Short-term investments	—	—	—
Common equity securities	12.2	33.8	53.9
Other investments	(1.8)	11.4	9.2
Net realized investment gains, pre-tax	10.3	47.2	69.7
Income taxes	(4.1)	(9.1)	(21.0)
Net realized investment gains, after tax	$6.2	$38.1	$48.7
OneBeacon recognized gross realized investment gains of $31.7 million, $64.2 million and $75.0 million and gross realized investment losses of $21.4 million, $17.0 million and $5.3 million on sales and other-than-temporary impairment charges on investment securities during the years ended December 31, 2016, 2015 and 2014, respectively.
The net changes in fair value for the years ended December 31, 2016, 2015, and 2014 are as follows:

	Year ended December 31, 2016
	Changes in net unrealized investment gains	Changes in net foreign currency translation gains (losses)	Total net changes in fair value reflected in revenues
	($ in millions)
Fixed maturity investments	$2.5	$—	$2.5
Short-term investments	—	—	—
Common equity securities	2.7	—	2.7
Other investments	22.2	—	22.2
Net change, pre-tax	$27.4	$—	$27.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	Year ended December 31, 2015
	Changes in net unrealized investment gains	Changes in net foreign currency translation gains (losses)	Total net changes in fair value reflected in revenues
	($ in millions)
Fixed maturity investments	$(15.7)	$—	$(15.7)
Short-term investments	—	—	—
Common equity securities	(33.2)	0.2	(33.0)
Other investments	(33.6)	—	(33.6)
Net change, pre-tax	$(82.5)	$0.2	$(82.3)

	Year ended December 31, 2014
	Changes in net unrealized investment gains	Changes in net foreign currency translation gains (losses)	Total net changes in fair value reflected in revenues
	($ in millions)
Fixed maturity investments	$1.9	$—	$1.9
Short-term investments	—	(0.1)	(0.1)
Common equity securities	(32.6)	(0.3)	(32.9)
Other investments	1.8	—	1.8
Net change, pre-tax	$(28.9)	$(0.4)	$(29.3)

The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Investment securities:	($ in millions)
Gross unrealized investment gains	$52.7	$46.5
Gross unrealized investment losses	(12.0)	(33.2)
Total net unrealized investment gains, pre-tax	40.7	13.3
Income taxes	(14.0)	(6.5)
Total net unrealized investment gains, after tax	$26.7	$6.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency gain and losses and carrying values of OneBeacon's fixed maturity investments as of December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gain (losses)	Carrying value
	($ in millions)
U.S. Government	$169.6	$—	$(2.3)	$—	$167.3
Debt securities issued by corporations	760.6	6.2	(3.7)	—	763.1
Municipal obligations	70.1	0.8	(0.4)	—	70.5
Mortgage and asset-backed securities	1,154.8	1.8	(3.5)	—	1,153.1
Foreign government obligations	1.0	0.2	—	—	1.2
Preferred stocks	8.3	5.6	—	—	13.9
Total fixed maturity investments	$2,164.4	$14.6	$(9.9)	$—	$2,169.1

	December 31, 2015
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
	($ in millions)
U.S. Government	$85.4	$—	$(0.1)	$—	$85.3
Debt securities issued by corporations	810.8	4.1	(4.5)	—	810.4
Municipal obligations	67.7	1.5	(0.2)	—	69.0
Mortgage and asset-backed securities	1,035.1	1.3	(4.5)	—	1,031.9
Foreign government obligations	1.0	0.2	—	—	1.2
Preferred stocks	78.3	4.4	—	—	82.7
Total fixed maturity investments	$2,078.3	$11.5	$(9.3)	$—	$2,080.5

The cost or amortized cost and carrying value of OneBeacon's fixed maturity investments as of December 31, 2016 is presented below by contractual maturity. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

	December 31, 2016
	Cost or amortized cost	Carrying value
	($ in millions)
Due in one year or less	$91.0	$91.4
Due after one year through five years	782.9	784.3
Due after five years through ten years	110.4	109.5
Due after ten years	17.0	16.9
Asset-backed securities	1,154.8	1,153.1
Preferred stocks	8.3	13.9
Total	$2,164.4	$2,169.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The following table summarizes the ratings of OneBeacon's debt securities issued by corporations as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	($ in millions)
AA(1)	$63.7	$42.7
A(1)	169.1	265.4
BBB(1)	450.8	502.3
BB(1)	70.8	—
B(1)	8.7	—
Debt securities issued by corporations	$763.1	$810.4
_______________________________________________________________________________

(1)	Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor’s and 2) Moody’s Investor Service (“Moody’s”).
The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency gains and losses and carrying values of OneBeacon's common equity securities and other investments as of December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
	($ in millions)
Common equity securities	$182.3	$6.9	$(0.5)	$—	$188.7
Other investments	120.9	31.2	(1.6)	—	150.5
Total common equity securities and other investments	$303.2	$38.1	$(2.1)	$—	$339.2

	December 31, 2015
	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
	($ in millions)
Common equity securities	$295.0	$12.7	$(9.0)	$—	$298.7
Other investments	135.6	22.3	(14.9)	—	143.0
Total common equity securities and other investments	$430.6	$35.0	$(23.9)	$—	$441.7
Sales and maturities of investments, excluding short-term investments and other investments, totaled $1,681.3 million, $1,371.5 million and $2,585.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. There were no non-cash exchanges or involuntary sales of investment securities during the years ended December 31, 2016, 2015 and 2014.
OneBeacon's consolidated insurance operations are required to maintain deposits with certain insurance regulatory agencies in order to maintain their insurance licenses. The fair value of such deposits totaled $87.5 million and $82.1 million, respectively, as of December 31, 2016 and 2015.
As of December 31, 2016 and 2015, investments of $2.7 million and $2.2 million, respectively, were held in a trust required to be maintained to comply with New York surplus lines regulations and investments of $1.5 million and $5.4 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

respectively, were held in a trust required to be maintained in relation to a reinsurance agreement with Star & Shield Insurance Exchange.
As of December 31, 2016 and 2015, the Company held unrestricted collateral from its customers, which is included in cash and invested assets, relating to its Surety business of $153.0 million and $137.7 million, respectively.
Fair value measurements
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). Quoted prices in active markets for identical assets or liabilities have the highest priority ("Level 1"), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities ("Level 2") with unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority ("Level 3"). As of December 31, 2016 and 2015, approximately 95% and 92%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.
Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs are comprised primarily of fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government obligations and preferred stocks. Certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges are also considered Level 2 measurements, as management values such investments using the fund's published NAV to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include OneBeacon's investments in surplus notes, and certain fixed maturity investments and common equity securities where quoted market prices are unavailable or are not considered reasonable. OneBeacon determines when transfers between levels have occurred as of the beginning of the period.

OneBeacon uses brokers and outside pricing services to assist in determining fair values. For investments in active markets, OneBeacon uses the quoted market prices provided by outside pricing services to determine fair value. The outside pricing services used by OneBeacon have indicated that if no observable inputs are available for the security, they will not provide a price. In such circumstances, where quoted market prices are unavailable or are not considered reasonable, OneBeacon estimates the fair value using industry standard pricing methodologies and observable inputs such as benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids, offers, prepayment speeds, reference data including research publications and other relevant inputs. Given that many fixed maturity investments do not trade on a daily basis, the outside pricing services evaluate a wide range of fixed maturity investments by regularly drawing parallels from recent trades and quotes of comparable securities with similar features. The characteristics used to identify comparable fixed maturity investments vary by asset type and take into account market convention.
OneBeacon's process to assess the reasonableness of the market prices obtained from the outside pricing sources covers substantially all of its fixed maturity investments and includes, but is not limited to, the evaluation of pricing methodologies and a review of the pricing services' quality control processes and procedures on at least an annual basis, comparison of our invested asset market prices to prices obtained from different independent pricing vendors on at least a semi-annual basis, monthly analytical reviews of certain prices and review of the underlying assumptions utilized by our pricing services for selected measurements on an ad hoc basis throughout the year. OneBeacon also performs back-testing of selected sales activity to determine whether there are any significant differences between the market price used to value the security prior to sale and the actual sale price on an ad-hoc basis throughout the year. Prices provided by the pricing services that vary by more than 5% and $1.0 million from the expected price based on these procedures are considered outliers. Also considered outliers are prices that have not changed from period to period and prices that have trended unusually compared to market conditions. In circumstances where the results of OneBeacon's review process do not appear to support the market price provided by the pricing services, OneBeacon challenges the price. If OneBeacon cannot gain satisfactory evidence to support the challenged price, it relies upon its own pricing methodologies to estimate the fair value of the security in question.
The valuation process above is generally applicable to all of OneBeacon’s fixed maturity investments. The techniques and inputs specific to asset classes within OneBeacon's fixed maturity investments for Level 2 securities that use observable inputs are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Debt securities issued by corporations: The fair value of debt securities issued by corporations is determined from a pricing evaluation technique that uses information from market sources and integrates relative credit information, observed market movements, and sector news. Key inputs include benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including sector, coupon, credit quality ratings, duration, credit enhancements, early redemption features and market research publications.
Municipal obligations: The fair value of municipal obligations is determined from a pricing evaluation technique that uses information from market makers, broker-dealers, buy-side firms, and analysts along with general market information. Key inputs include benchmark yields, reported trades, issuer financial statements, material event notices and new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including type, coupon, credit quality ratings, duration, credit enhancements, geographic location and market research publications.
Mortgage and asset-backed securities: The fair value of mortgage and asset-backed securities is determined from a pricing evaluation technique that uses information from market sources and leveraging similar securities. Key inputs include benchmark yields, reported trades, underlying tranche cash flow data, collateral performance, plus new issue data, as well as broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including issuer, vintage, loan type, collateral attributes, prepayment speeds, default rates, recovery rates, cash flow stress testing, credit quality ratings and market research publications.
Foreign government obligations: The fair value of foreign government obligations is determined from a pricing evaluation technique that uses feeds from data sources in each respective country, including active market makers and inter-dealer brokers. Key inputs include benchmark yields, reported trades, broker-dealer quotes, two-sided markets, benchmark securities, bids, offers, local exchange prices, foreign exchange rates and reference data including coupon, credit quality ratings, duration and market research publications.
Preferred stocks: The fair value of preferred stocks is determined from a pricing evaluation technique that calculates the appropriate spread over a comparable security for each issue. Key inputs include exchange prices (underlying and common stock of same issuer), benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including sector, coupon, credit quality ratings, duration, credit enhancements, early redemption features and market research publications.
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
The fair value of the surplus notes provided in conjunction with the financing of the Runoff Transaction is determined based on a discounted expected cash flow model using information as of the measurement date, and is classified as a Level 3 measurement. OneBeacon’s other investments also include an investment in a community reinvestment vehicle, which is accounted for at fair value, and a tax advantaged federal affordable housing development fund, which is accounted for under the proportional amortization method.
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as NAV as prescribed by ASU 2015-07. OneBeacon employs a number of procedures to assess the reasonableness of the NAV reported by the fund's manager, including obtaining and reviewing periodic and audited financial statements and discussing each fund’s pricing with the fund manager throughout the year. In the event OneBeacon believes that its estimate of NAV differs from that reported by the fund due to illiquidity or other factors, OneBeacon will adjust the fund's reported NAV to more appropriately represent the fair value of its interest in the investment. As of December 31, 2016 and 2015, OneBeacon recorded negative adjustments of $5.0 million and $2.4 million, respectively, to the reported NAV of certain investments in private equity funds.
As of December 31, 2015, OneBeacon held one private preferred stock that represented approximately 85% of its preferred stock portfolio. That security, which was generally valued using quoted market prices for similar securities that were adjusted to reflect management's best estimate of fair value and was classified as a Level 3 measurement, was called during the year ended December 31, 2016.
Fair value measurements by level
The following tables summarize the Company's fair value measurements for investments as of December 31, 2016 and 2015 by level. The major security types were based on the legal form of the securities. OneBeacon has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing asset-backed securities vary depending on the nature of the issuing entity type. OneBeacon further disaggregates debt securities issued by corporations and equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, OneBeacon has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications the Company uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices.

	Fair value at December 31, 2016	Level 1	Level 2	Level 3
	($ in millions)
Fixed maturity investments:
U.S. Government	$167.3	$167.3	$—	$—
Debt securities issued by corporations:
Consumer	194.8	—	194.8	—
Healthcare	129.2	—	129.2	—
Industrial	118.2	—	118.2	—
Financial	96.3	—	96.3	—
Communications	59.4	—	59.4	—
Energy	47.4	—	47.4	—
Technology	40.7	—	40.7	—
Utilities	39.5	—	39.5	—
Basic materials	37.6	—	37.6	—
Debt securities issued by corporations	763.1	—	763.1	—
Municipal obligations	70.5	—	70.5	—
Mortgage and asset-backed securities	1,153.1	—	1,153.1	—
Foreign government obligations	1.2	0.6	0.6	—
Preferred stocks	13.9	—	13.9	—
Fixed maturity investments	2,169.1	167.9	2,001.2	—
Short-term investments	112.1	112.1	—	—
Common equity securities:
Exchange Traded Funds(1)	164.4	140.9	23.5	—
Healthcare	7.0	7.0	—	—
Consumer	4.3	4.3	—	—
Financials	3.9	3.9	—	—
Technology	3.7	3.7	—	—
Communications	3.5	3.5	—	—
Energy	1.2	1.2	—	—
Industrial	0.7	0.7	—	—
Common equity securities	188.7	165.2	23.5	—
Other investments(2)(3)	86.2	—	—	86.2
Total(1)(2)(3)	$2,556.1	$445.2	$2,024.7	$86.2
_______________________________________________________________________________

(1)	ETFs traded on foreign exchanges are priced using the fund’s published NAV to account for the difference in market close times and are therefore designated as level 2 measurements.

(2)
Excludes the carrying value of $12.3 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of December 31, 2016.

(3)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds with a measured fair value of $52.0 million for which NAV is generally the practical expedient are no longer classified within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	Fair value at December 31, 2015	Level 1	Level 2	Level 3
	($ in millions)
Fixed maturity investments:
U.S. Government	$85.3	$85.3	$—	$—
Debt securities issued by corporations:
Consumer	218.3	—	218.3	—
Healthcare	136.2	—	136.2	—
Industrial	121.8	—	121.8	—
Financial	116.0	—	116.0	—
Energy	75.2	—	75.2	—
Communications	46.0	—	46.0	—
Utilities	42.2	—	42.2	—
Technology	28.9	—	28.9	—
Basic materials	25.8	—	25.8	—
Debt securities issued by corporations	810.4	—	810.4	—
Municipal obligations	69.0	—	69.0	—
Mortgage and asset-backed securities	1,031.9	—	1,031.9	—
Foreign government obligations	1.2	0.6	0.6	—
Preferred stocks	82.7	—	12.7	70.0
Fixed maturity investments	2,080.5	85.9	1,924.6	70.0
Short-term investments	69.2	69.2	—	—
Common equity securities:
Exchange Traded Funds(1)	183.3	162.0	21.3	—
Consumer	38.2	38.2	—	—
Communications	23.9	23.9	—	—
Healthcare	19.6	19.6	—	—
Technology	14.7	14.7	—	—
Industrial	14.5	14.5	—	—
Financials	4.5	4.5	—	—
Common equity securities	298.7	277.4	21.3	—
Other investments(2)(3)	65.8	—	—	65.8
Total(1)(2)(3)	$2,514.2	$432.5	$1,945.9	$135.8
_______________________________________________________________________________

(1)	ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated as level 2 measurements.

(2)
Excludes the carrying value of $14.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of December 31, 2015.

(3)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds with a measured fair value of $62.5 million for which NAV is generally the practical expedient are no longer classified within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Rollforwards of Fair Value Measurements by Level
The following tables summarize the changes in OneBeacon’s fair value measurements by level for the year ended December 31, 2016 and 2015:

			Level 3 Investments
($ in millions)	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Other investments(1)	NAV Investments(2)	Total(1)(2)(3)
Balance at January 1, 2016	$363.3	$1,945.9	$70.0	$65.8	62.5	$2,507.5
Amortization/accretion	—	(13.3)	—	—	—	(13.3)
Net realized and change in unrealized gains	9.2	8.2	(0.1)	20.4	—	37.7
Purchases	496.9	1,111.0	48.0	—	1.0	1,656.9
Sales	(536.3)	(1,075.0)	(70.0)	—	(11.5)	(1,692.8)
Transfers in	—	47.9	—	—	—	47.9
Transfers out	—	—	(47.9)	—	—	(47.9)
Balance at December 31, 2016	$333.1	$2,024.7	$—	$86.2	$52.0	$2,496.0
_______________________________________________________________________________

(1)
Excludes the carrying value of $12.3 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method as of December 31, 2016.

(2)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds generally measured using the NAV practical expedient are no longer classified within the fair value hierarchy.

(3)	Excludes short-term investments.

			Level 3 Investments
($ in millions)	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Other investments(1)	NAV Investments(2)	Total(1)(2)(3)
Balance at January 1, 2015	$358.7	$1,692.1	$74.0	$79.6	102.4	$2,306.8
Amortization/accretion	—	(13.2)	—	—	—	(13.2)
Net realized and change in unrealized gains	1.3	(12.7)	(1.1)	(13.9)	(8.7)	(35.1)
Purchases	638.0	985.7	34.0	0.7	2.7	1,661.1
Sales	(634.7)	(742.9)	—	(0.6)	(33.9)	(1,412.1)
Transfers in	—	36.9	—	—	—	36.9
Transfers out	—	—	(36.9)	—	—	(36.9)
Balance at December 31, 2015	$363.3	$1,945.9	$70.0	$65.8	$62.5	$2,507.5
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
There were no “Transfers in” to Level 3 fixed maturity investments for the years ended December 31, 2016 and 2015.
“Transfers out” of Level 3 fixed maturity investments for the year ended December 31, 2016 were comprised of $44.2 million of residential mortgage-backed securities and $3.7 million of other asset-backed securities, all of which were recategorized as Level 2 measurements when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available.
“Transfers out” of Level 3 fixed maturity investments for the year ended December 31, 2015 were comprised of $18.1 million in residential mortgage-backed securities ("RMBS"), $10.3 million in commercial mortgage-backed securities, $5.6 million in asset backed securities and $2.9 million of debt securities issued by corporations, all of which were recategorized as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Level 2 measurements when quoted market prices that were considered reliable and could be validated against alternative sources became available.
The following table summarizes the change in net unrealized investment gains and losses for assets designated as Level 3 for the year ended December 31, 2016, 2015, and 2014:

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Fixed maturity investments	$—	$(1.1)	$1.1
Other investments(1)	20.4	(14.0)	6.3
Total	$20.4	$(15.1)	$7.4
_______________________________________________________________________________
(1) As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds generally measured using the NAV practical expedient are no longer classified within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Significant Unobservable Inputs
The following summarizes significant unobservable inputs used in estimating the fair value of investment securities other than hedge funds and private equity funds, classified within Level 3 as of December 31, 2016 and 2015. The fair value of investments in hedge funds and private equity funds, which are classified with Level 3, are generally estimated using the NAV of the funds.

($ in millions)	As of December 31, 2016
Description	Fair Value	Rating(1)	Valuation Technique	Unobservable Inputs	Input

Surplus notes:					11.7%
- Seller priority note	$51.1	N/R	Discounted cash flow	Discount rate(2)	9.6%
				Timing of interest payments(3)	2020
				Timing of principal payments(3)	2030
- Pari passu note	$20.8	N/R	Discounted cash flow	Discount rate(4)	15.0%
				Timing of interest payments(5)	2021
				Timing of principal payments(5)	2035
Community reinvestment vehicle	$14.3	N/R	Member share of GAAP net equity	GAAP net equity	$14.3

($ in millions)	As of December 31, 2015
Description	Fair Value	Rating(1)	Valuation Technique	Unobservable Inputs	Input

Preferred stock	$70.0	N/R	Par value(6)	Issuer's intent to call	$70.0
Surplus notes:					16.1%
- Seller priority note	$38.0	N/R	Discounted cash flow	Discount rate(2)	13.0%
				Timing of interest payments(3)	2020
				Timing of principal payments(3)	2025
- Pari passu note	$13.5	N/R	Discounted cash flow	Discount rate(4)	22.4%
				Timing of interest payments(5)	2020
				Timing of principal payments(5)	2030
Community reinvestment vehicle	$14.3	N/R	Member share of GAAP net equity	GAAP net equity	$14.3
_________________________________________________________________________

(1)	Credit ratings, if rated, are assigned based on the following hierarchy: 1) Standard & Poor's and 2) Moody's

(2)
Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the seller priority note is roughly equivalent to that of a conventional debt security with a credit rating of ‘B’. The corresponding credit spread, increased by an additional 250 bps to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, was added to the treasury rate to determine the discount rate for the seller priority note.

(3)
As of December 31, 2016, the Company has assumed for the purpose of estimating fair value that all accrued but unpaid interest on the seller priority note since the date of issuance is paid in 2020, with regular annual interest payments beginning thereafter. Principal repayments are assumed to begin on a graduated basis in 2030. As of December 31, 2015, the company assumed for the purpose of estimating fair value that all accrued but unpaid interest on the seller priority note since the date of issuance was paid in 2020, with regular annual payments beginning thereafter. Principal repayments were assumed to begin on a graduated basis in 2025.

(4)
Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the pari passu note is roughly equivalent to that of a conventional debt security with a credit rating of ‘CCC’. The corresponding credit spread, increased by an additional 250 bps to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, was added to the treasury rate to determine the discount rate for the seller priority note.

(5)
As of December 31, 2016, the company has assumed for the purpose of estimating fair value that regular annual interest payments on the pari passu note begin in 2021. All accrued but unpaid interest since the date of issuance is assumed to be paid in 2025. Principal repayments are assumed to begin on a graduated basis in 2035. As of December 31, 2015, the company assumed for the purpose of estimating fair value that all accrued but unpaid interest on the pari passu note since the date of issuance was paid in 2020, with regular annual payments beginning thereafter. Principal repayments were assumed to begin on a graduated basis in 2030.

(6)	Valuation based on issuer's intent as of December 31, 2015 to call the security in the near term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Mortgage and Asset-backed Securities
OneBeacon purchases commercial mortgage-backed securities ("CMBS") and RMBS to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency CMBS are generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed rate and floating rate CMBS as of December 31, 2016. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of December 31, 2016, none of the loans underlying the agency and non-agency CMBS portfolio were reported as non-performing.

OneBeacon's non-agency RMBS portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelf registrations or dedicated second-lien shelf registrations (i.e., investments backed primarily by second-liens are considered to be sub-prime risks regardless of credit scores or other metrics). OneBeacon did not hold any RMBS categorized as sub-prime as of December 31, 2016.
There are also mortgage-backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of December 31, 2016, OneBeacon did not hold any mortgage-backed securities that were classified as non-prime. OneBeacon does not own any collateralized debt obligations, with the exception of $29.0 million of non-agency RMBS resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency RMBS security.
The following table summarizes the carrying value of OneBeacon's asset-backed securities as of December 31, 2016 and 2015:

	December 31,
	2016			2015
	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
	($ in millions)
Mortgage-backed securities:
Agency:
GNMA	$213.5	$213.5	$—	$220.5	$220.5	$—
FNMA	42.8	42.8	—	1.4	1.4	—
FHLMC	30.3	30.3	—	3.1	3.1	—
Total agency(1)	286.6	286.6	—	225.0	225.0	—
Non-agency:
Residential (RMBS)	135.0	135.0	—	132.7	132.7	—
Commercial (CMBS)	123.6	123.6	—	140.4	140.4	—
Total non-agency	258.6	258.6	—	273.1	273.1	—
Total mortgage-backed securities	545.2	545.2	—	498.1	498.1	—
Other asset-backed securities:
Vehicle receivables	273.6	273.6	—	255.6	255.6	—
Credit card receivables	224.3	224.3	—	202.7	202.7	—
Other	110.0	110.0	—	75.5	75.5	—
Total other asset-backed securities	607.9	607.9	—	533.8	533.8	—
Total mortgage and asset-backed securities	$1,153.1	$1,153.1	$—	$1,031.9	$1,031.9	$—
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guaranty of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of December 31, 2016 are as follows:

	Fair Value	Security Issuance Year
		2004	2005	2006	2008	2010	2011	2012	2013	2014	2015	2016
	($ in millions)
Total non-agency RMBS	$135.0	$19.1	$5.7	$3.0	$2.7	$7.4	$9.9	$5.0	$13.9	$30.5	$5.0	$32.8
Total non-agency CMBS	123.6	—	—	—	—	4.3	—	18.1	11.5	23.4	44.4	21.9
Total non-agency	$258.6	$19.1	$5.7	$3.0	$2.7	$11.7	$9.9	$23.1	$25.4	$53.9	$49.4	$54.7
Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of December 31, 2016:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Prime	$135.0	$82.1	$52.9	$—
Non-prime	—	—	—	—
Total non-agency RMBS	$135.0	$82.1	$52.9	$—
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

(3)	At issuance, Subordinate were not rated AAA by Standard & Poor's, Aaa by Moody's, or AAA by Fitch and were junior to other securities.
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels are as follows as of December 31, 2016:

	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
	($ in millions)
Fixed rate CMBS	$112.1	$8.7	$56.9	$46.5
Floating rate CMBS	11.5	—	—	11.5
Total non-agency CMBS	$123.6	$8.7	$56.9	$58.0
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Other Investments
As of December 31, 2016 and 2015, other investments reported at fair value represented approximately 6% and 5%, respectively, of the total investment portfolio and consisted of the following:

($ in millions)	December 31, 2016	December 31, 2015
Hedge funds(1)	$18.4	$16.4
Private equity funds(2)	33.6	46.1
Total hedge funds and private equity funds	52.0	62.5
Surplus notes (par value $101.0)(3)	71.9	51.5
Investment in community reinvestment vehicle	14.3	14.3
Total other investments(4)	$138.2	$128.3
_______________________________________________________________________________

(1)	Consists of 4 hedge funds as of both December 31, 2016 and 2015.

(2)	Consists of 17 private equity funds as of both December 31, 2016 and 2015.

(3)
The increase in the fair value of the surplus notes during the year ended December 31, 2016 was driven primarily by the narrowing of non-investment grade credit spreads, partially offset by the impact of a change in estimates and assumptions regarding the timing of regulatory approval of principal and interest payments on the notes.

(4)
Excludes the carrying value of $12.3 million and $14.7 million as of December 31, 2016 and 2015, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

The largest investment in a single hedge fund or private equity fund was $15.0 million and $12.9 million as of December 31, 2016 and 2015, respectively.
Surplus Notes
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes having a par value of $101.0 million, which had a fair value of $71.9 million and $51.5 million as of December 31, 2016 and 2015, respectively. The surplus notes, issued by one of the transferred entities, Bedivere (“Issuer”), were in the form of both seller priority and pari passu notes.
The internal valuation model used to estimate the fair value is based on a discounted expected cash flow model using information as of the measurement date. The estimated fair value of the surplus notes is sensitive to changes in public debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes, based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. Anticipating a change in the assumed timeline, amounts, and process necessary to obtain regulatory approval, the Company made a change in estimate as of December 31, 2016 with regard to the timing of regulatory approval of principal and interest payments on the notes. For the purpose of estimating fair value, the Company has currently assumed that all accrued by unpaid interest on the seller priority note since the date of issuance is paid in 2020, with regular annual interest payments on both the seller priority note and pari passu note beginning thereafter, all accrued but unpaid interest on the pari passu note since the date of issuance is paid in 2025, and principal repayments begin on a graduated basis in 2030 for the seller priority note and 2035 for the pari passu note. Previously, including as of December 31, 2015, the Company had assumed for the purpose of estimating fair value that interest payouts, including all accrued but unpaid amounts, began in 2020 for both notes and that principal repayments began on a graduated basis in 2025 for the seller priority note and 2030 for the pari passu note. Although these variables involve considerable judgment, the Company does not currently expect any resulting changes in the estimated value of the surplus notes to be material to its financial position. An interest payment of $2.4 million was received in the year ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value of the surplus notes as of December 31, 2016 and 2015:

	Type of Surplus Note		Total as of December 31, 2016
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	6.2	(1.1)	5.1
Regulatory approval(2)	(0.2)	(15.4)	(15.6)
Liquidity adjustment(3)	(12.8)	(5.8)	(18.6)
Total	(6.8)	(22.3)	(29.1)
Fair value(4)	$51.1	$20.8	$71.9

	Type of Surplus Note		Total as of December 31, 2015
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	(0.4)	(14.7)	(15.1)
Regulatory approval(2)	(11.7)	(12.5)	(24.2)
Liquidity adjustment(3)	(7.8)	(2.4)	(10.2)
Total	(19.9)	(29.6)	(49.5)
Fair value	$38.0	$13.5	$51.5
_______________________________________________________________________________

(1)
Represents the value of the surplus notes, at current market yields on comparable publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% RBC score under the National Association of Insurance Commissioners’ risk-based capital standards for property and casualty companies. The favorable year-over-year change in impact is due principally to the narrowing of non-investment grade credit spreads as well as the time value of money benefit from moving on year closer to modeled cash receipts.

(2)
Represents anticipated delay in securing regulatory approvals of interest and principal payments to reflect graduated changes in Issuer's statutory surplus. The monetary impact of the anticipated delay is measured based on credit spreads of public securities with roughly equivalent percentages of discounted payments missed. The favorable year-over-year change in impact is driven primarily by the narrowing of non-investment grade credit spreads, which causes the anticipated delay in securing regulatory approval to be less punitive, partially offset by the change in estimates and assumptions regarding the timeline, amounts, and process necessary to obtain regulatory approval for principal and interest payments described below.

(3)
Represents impact of liquidity spread to account for OneBeacon's sole ownership of the notes, lack of a trading market, and unique nature of the ongoing regulatory approval process. The unfavorable year-over-year change in impact is due largely to the increased fair value of the notes as well as a higher effective duration resulting from a lower overall yield to maturity; there was no change in the magnitude of the liquidity spread in 2016.

(4)
The increase in the fair value of the surplus notes during the year ended December 31, 2016 was driven primarily by the narrowing of non-investment grade credit spreads, partially offset by the impact of a change in estimates and assumptions regarding the timing of regulatory approval of principal and interest payments on the notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Hedge Funds and Private Equity Funds
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has generally been estimated using the NAV of the fund. The following table summarizes investments in hedge funds and private equity funds as of December 31, 2016 and 2015:

	December 31,
	2016		2015
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
	($ in millions)
Hedge funds
Long/short equity banks and financial	$15.0	$—	$12.8	$—
Other	3.4	—	3.6	—
Total hedge funds	18.4	—	16.4	—
Private equity funds
Energy infrastructure and services	14.1	3.2	20.7	3.4
Multi-sector	11.5	2.0	14.8	2.1
Healthcare	3.5	0.4	3.8	0.4
Private equity secondaries	3.0	2.1	4.4	2.1
Insurance	0.8	0.1	2.0	0.1
Direct lending / mezzanine debt	0.4	7.1	—	—
Real estate	0.3	0.1	0.4	0.1
Total private equity funds	33.6	15.0	46.1	8.2
Total hedge funds and private equity funds	$52.0	$15.0	$62.5	$8.2
Redemptions of investments in certain hedge funds are subject to restrictions including lock-up periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. As of December 31, 2016, none of OneBeacon's active hedge funds were subject to lock-up. The following summarizes the December 31, 2016 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements:

	Hedge Fund Notice Period
	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
	($ in millions)
Redemption frequency
Monthly	$—	$—	$—	$—	$—
Quarterly	16.0	—	—	—	16.0
Annual	—	—	2.4	—	2.4
Total hedge funds	$16.0	$—	$2.4	$—	$18.4
Certain hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of December 31, 2016, $1.0 million of OneBeacon's hedge funds were in liquidation. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions will be received is not determinable as of December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. As of December 31, 2016, redemptions of $2.4 million were outstanding and remain subject to market fluctuations. The date at which such redemptions will be received is not determinable at December 31, 2016. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
Investments in private equity funds are generally subject to lock-up periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investments. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and its investors. As of December 31, 2016, investments in private equity funds were subject to lock-up periods as follows:

	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
	($ in millions)
Private Equity Funds—expected lock-up period remaining	$14.8	$3.5	$14.9	$0.4	$33.6
NOTE 6. Debt
OneBeacon's debt outstanding as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
	($ in millions)
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.2)	(0.2)
Unamortized issuance costs(1)	(1.6)	(1.9)
Senior unsecured notes, carrying value	$273.2	$272.9

(1) Unamortized issuance costs have been reclassified from other assets to a decrease of the debt liability in accordance with ASU 2015-03, as described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies."
Contractual repayments of $275.0 million for OneBeacon's outstanding debt are due more than five years after December 31, 2016.
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
Credit Facility
On September 29, 2015 the Company and OBH, as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the "Credit Facility"). As of December 31, 2016 the credit facility was undrawn.
Debt Covenants
The 2012 Senior Notes were issued under indentures that contain restrictive covenants which, among other things, limit the ability of the Company, OBH, and their respective subsidiaries to create liens and enter into sale and leaseback transactions and limits the ability of OneBeacon to consolidate, merge or transfer their properties and assets. The indentures do not contain any financial ratios or specified levels of net worth or liquidity to which the Company or OBH must adhere. In addition, a failure by the Company or its subsidiaries to pay principal and interest on covered debt, where such failure results in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. Debt

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
As of December 31, 2016, OneBeacon was in compliance with all of the covenants under the 2012 Senior Notes and the Credit Facility.
Interest
Total interest expense incurred by OneBeacon for its indebtedness was $13.1 million, $13.0 million and $13.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Total cash interest paid by OneBeacon for its indebtedness was $12.7 million during each of the years ended December 31, 2016, 2015 and 2014.
NOTE 7. Income Taxes
OneBeacon and its Bermuda-domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event that there is a change in the current law such that taxes are imposed, OneBeacon and its Bermuda-domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. OneBeacon also has subsidiaries that operate in Gibraltar, Barbados, Luxembourg, Ireland and the United States. U.S. operations are financed with a combination of debt and equity and the financing income and underwriting income currently account for the majority of non-U.S. earnings.
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
The total income tax expense from continuing operations for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Current tax (expense) benefit:
Federal	$29.3	$9.1	$(4.3)
State	(1.0)	(1.2)	(1.6)
Non-U.S.	(0.4)	(0.8)	(0.8)
Total current tax (expense) benefit	27.9	7.1	(6.7)
Deferred tax (expense) benefit:
Federal	(15.4)	5.8	19.0
State	—	—	—
Non-U.S.	—	—	—
Total deferred tax (expense) benefit	(15.4)	5.8	19.0
Total income tax benefit	$12.5	$12.9	$12.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

A reconciliation of taxes calculated using the 35% U.S. statutory rate (the tax rate at which the majority of OneBeacon's worldwide operations are taxed) to the income tax expense on pre-tax income from continuing operations follows:

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Tax expense at the U.S. statutory rate	$(33.6)	$(8.9)	$(14.8)
Differences in taxes resulting from:
Non-U.S. earnings, net of foreign taxes	24.7	19.3	19.6
Tax reserve adjustments and IRS exam settlements	16.2	(1.7)	4.1
Tax exempt interest and dividends	2.3	2.6	2.5
Change in valuation allowance	(0.1)	0.5	(0.2)
Other, net	3.0	1.1	1.1
Total income tax benefit on pre-tax income from continuing operations	$12.5	$12.9	$12.3
The non-U.S. component of pre-tax income from continuing operations, which relates to interest and underwriting income, was $71.7 million, $57.2 million and $58.0 million, respectively, for the years ended December 31, 2016, 2015 and 2014.
The income tax benefit related to pre-tax income from continuing operations for the years ended December 31, 2016, 2015 and 2014 represented net effective tax rates of (13.0)%, (51.0)% and (29.1)%, respectively. For the years ended December 31, 2016, 2015 and 2014, the effective tax rate on non-U.S. income was 0.6%, 1.3% and 1.3%, respectively, and the effective tax rate on U.S. income or loss was (53.0)%, 42.6% and 83.7%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for tax purposes. An outline of the significant components of OneBeacon's deferred tax assets and liabilities follows:

	December 31,
	2016	2015
	($ in millions)
Deferred income tax assets related to:
U.S. net operating loss carryforwards	$74.5	$63.7
Unearned premiums	37.5	37.2
Tax credit carryforwards	19.2	16.9
Discounting of loss and LAE reserves	18.0	26.7
Compensation and bonus accruals	16.0	15.3
Sale of Runoff Business	12.6	12.6
Deferred compensation plans	5.5	6.0
Fixed assets	3.1	4.2
Allowance for doubtful accounts	0.5	0.7
Non-U.S. net operating loss carryforwards	0.4	0.4
Other accrued compensation	0.1	0.1
Accrued rent	—	3.9
Investment basis differences	—	3.2
Other items	1.3	0.2
Total gross deferred income tax assets	188.7	191.1
Less valuation allowance	(1.4)	(1.3)
Total net deferred income tax assets	187.3	189.8
Deferred income tax liabilities related to:
Deferred acquisition costs	33.7	35.2
Net unrealized investment gains	14.0	6.5
Prepaid pension	6.3	3.5
Capitalized software	4.7	4.4
Investment basis differences	1.7	—
Other items	0.2	—
Total gross deferred income tax liabilities	60.6	49.6
Net deferred tax asset	$126.7	$140.2
OneBeacon's deferred tax assets are net of federal and non-U.S. valuation allowances and, to the extent they relate to non-U.S. jurisdictions, they are shown at year-end exchange rates. Of the $1.4 million valuation allowance as of December 31, 2016, $0.4 million relates to deferred tax assets on net operating losses (“NOLs”) in Luxembourg subsidiaries that are not expected to have significant income in the future, and $1.0 million relates to deferred tax assets of Houston General Insurance Exchange ("HGIE"), which files its own tax return.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

feasible to utilize the entire deferred tax asset, which could result in material changes to OneBeacon’s net deferred tax assets and related tax expense.
OneBeacon believes that, based upon its prior earnings history, expected future earnings, reversing temporary differences and capacity for carry-back of losses, and available planning strategies it is more likely than not that the net deferred tax asset balances (net of valuation allowance) carried as of December 31, 2016 and 2015 will be realized.
NOL carryforwards as of December 31, 2016 and the expiration dates are as follows:

	December 31, 2016
	United States	Luxembourg	Total
	($ in millions)
NOL carryforwards by year:
2017	$—	$—	$—
From years 2018 to 2025	2.0	—	2.0
From years 2026 to 2036	225.6	—	225.6
No expiration date	—	1.5	1.5
Total NOL carryforwards	$227.6	$1.5	$229.1

	December 31, 2016
	United States	Luxembourg	Total
	($ in millions)
Gross deferred tax asset for NOL carryforwards	$74.5	$0.4	$74.9
Valuation allowance for NOL carryforwards	(0.6)	(0.4)	(1.0)
Net deferred tax asset for NOL carryforwards	$73.9	$—	$73.9
OneBeacon does not anticipate future taxable income in Luxembourg. Therefore, OneBeacon does not believe that it is more likely than not that these losses will be realized and has recorded a full valuation allowance against the tax benefits associated with these NOLs. Effective January 1, 2013, the Luxembourg statutory tax rate increased from 28.80% to 29.22%.
As of December 31, 2016, there were U.S. net operating loss carryforwards of approximately $227.6 million, which begin to expire in 2021. Included in these tax losses are losses of $0.5 million subject to an annual limitation on utilization under Internal Revenue Code Section 382. In addition, the losses include NOLs of $1.8 million related to HGIE, a reciprocal, which files its own tax return. As of December 31, 2016, OBFS also had low income housing tax credits of $18.0 million which begin to expire in 2031 and alternative minimum tax credit carryovers of $0.8 million which do not expire.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Permanent differences(1)	Temporary differences(2)	Interest and penalties(3)	Total
	($ in millions)
January 1, 2014	$7.6	$16.6	$8.4	$32.6
Changes in prior year tax positions	(2.2)	(0.8)	(1.9)	(4.9)
Tax positions taken during the current year	—	7.3	—	7.3
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	—	—
December 31, 2014	$5.4	$23.1	$6.5	$35.0
Changes in prior year tax positions	—	(12.4)	1.7	(10.7)
Tax positions taken during the current year	—	—	—	—
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	—	—	—	—
December 31, 2015	$5.4	$10.7	$8.2	$24.3
Changes in prior year tax positions	—	(5.5)	0.1	(5.4)
Tax positions taken during the current year	—	—	—	—
Lapse in statute of limitations	—	—	—	—
Settlements with tax authorities	(5.4)	—	(8.3)	(13.7)
December 31, 2016	$—	$5.2	$—	$5.2
_______________________________________________________________________________

(1)	Represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate.

(2)
Represents the amount of unrecognized tax benefits that, if recognized, would create a temporary difference between the reported amount of an item in OneBeacon's Consolidated Balance Sheet and its tax basis.

(3)	Net of tax benefit.
The balance as of December 31, 2016 includes $5.2 million of tax positions for which ultimate deductibility is highly certain but the timing of deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
OneBeacon classifies all interest and penalties on unrecognized tax benefits as part of income tax expense. During the years ended December 31, 2016, 2015 and 2014, OneBeacon recognized $(8.2) million, $1.7 million and $(1.9) million, respectively, of net interest (income) expense. The balance of accrued interest as of December 31, 2016 and 2015 is $0.0 million and $8.2 million, respectively, net of any tax benefit.
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
Net cash (refunds) payments for federal, state and non-U.S. income taxes, totaled $(12.8) million, $(6.2) million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Retirement Plans
OneBeacon previously sponsored the Qualified Plan. During the year ended December 31, 2016, the Qualified Plan finalized its termination by purchasing a group annuity contract from the Principal Financial Group ("Principal"), and making lump sum distributions to Qualified Plan participants electing such payments, which eliminated the remaining Qualified Plan liability, and also ceased administratively paying benefits. As a result of these transactions, the Company recognized an estimated pre-tax pension settlement gain of $3.0 million during the year ended December 31, 2016, primarily resulting from a refund from Principal related to the final settlement of the Qualified Plan, and no longer has a projected benefit obligation with respect to the Qualified Plan. The Company transferred $47.1 million of excess invested assets from the Qualified Plan into the trust supporting the OneBeacon 401(k) Savings and Employee Stock Ownership Plan ("KSOP"), which is the Qualified Replacement Plan ("QRP"), during the year ended December 31, 2016 (see Note 9—"Employee Share-Based Incentive Compensation Plans"), with $13.0 million of excess invested assets remaining in the Qualified Plan trust as of December 31, 2016 in order to wind-down potential post-termination obligations of that plan, as approved by way of a March 2016 private letter ruling from the IRS. The invested assets related to both the legacy Qualified Plan and the QRP are included in other assets and are accounted for at fair value with related income recognized in net other revenues (expenses).
OneBeacon continues to sponsor a non-qualified, non-contributory, defined benefit pension plan ("Non-qualified Plan") covering certain employees who were employed as of December 31, 2001 and former employees who had met the eligibility requirements, as well as retirees. The Non-qualified Plan was frozen and curtailed in 2002, resulting in the pension benefit obligation being equal to the accumulated benefit obligation. The benefits are based primarily on years of service and employees’ compensation through December 31, 2002. OneBeacon’s funding policy is generally to contribute amounts equal to actual benefit payments during the year.  There are no regulatory funding requirements that apply to the Non-qualified Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

The following tables set forth the obligations and funded status, assumptions, plan assets and cash flows associated with the Non-qualified and Qualified Plan as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	($ in millions)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$109.5	$119.7
Service cost	0.2	0.9
Interest cost	1.5	4.6
Settlement loss (gain) on projected benefit obligation(1)(2)	1.2	(1.8)
Assumption changes	(0.9)	(3.5)
Actuarial loss	0.4	0.9
Annuity contract purchases related to termination of Qualified Plan(3)	(69.0)	—
Benefits, including lump sum payments, and expenses paid with plan assets(3)	(17.0)	(13.7)
Benefits paid directly by OneBeacon	(2.1)	(2.2)
Remeasurement due to plan termination(4)	—	4.6
Projected benefit obligation at end of year	$23.8	$109.5

Change in plan assets:
Fair value of plan assets at beginning of year	$139.8	$146.0
Actual return on plan assets	6.3	7.5
Annuity contract purchases related to termination of Qualified Plan(3)	(69.0)	—
Transfer of assets to the QRP(5)	(47.1)	—
Benefits, including lump sum payments, and expenses paid with plan assets(3)	(17.0)	(13.7)
Fair value of plan assets at end of year	$13.0	$139.8
(Unfunded) over funded status at end of year	$(10.8)	$30.3
___________________________________________________________________________

(1)	During the year ended December 31, 2016, OneBeacon recognized a $1.2 million settlement loss primarily resulting from final settlement of the Qualified Plan.

(2)
During the fourth quarter of 2015, OneBeacon triggered settlement accounting for the Qualified Plan as the total lump sum payments exceeded the service plus interest costs, resulting in a $1.8 million adverse effect on accumulated other comprehensive income.

(3)
During the year ended December 31, 2016, the Qualified Plan finalized its termination by purchasing group annuity contracts for $69.0 million from Principal and making lump sum distributions, included in the $17.0 million above, to Qualified Plan participants electing such payments.

(4)	As of December 31, 2015, the projected benefit obligation was valued on a plan termination basis.

(5)	During the year ended December 31, 2016, OneBeacon transferred excess invested assets from the Qualified Plan after its termination into the trust supporting the QRP.
The unfunded status of the consolidated pension plans as of December 31, 2016 was $10.8 million, which includes $13.0 million of excess invested assets remaining in the Qualified Plan trust in order to wind-down potential post-termination obligations of that plan and an under-funding of $23.8 million related to the Non-qualified Plan. The Non-qualified Plan, which is unfunded, does not hold any assets. OneBeacon has set aside $20.6 million in an irrevocable rabbi trust for the benefit of Non-qualified Plan participants. Assets held in the rabbi trust are not reflected in the funded status of the consolidated pension plans as presented but are included in other assets in the consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

The Company transferred $47.1 million of excess invested assets from the Qualified Plan into the QRP during the year ended December 31, 2016. Amounts recognized in the financial statements as of December 31, 2016 and 2015 consist of:

	December 31,
	2016	2015
	($ in millions)
Net balance sheet asset recorded in other assets	$13.0	$55.8
Net balance sheet liability recorded in other liabilities	(23.8)	(25.5)
Net amount recognized in the financial statements	$(10.8)	$30.3
Information for the Non-qualified Plan, which had accumulated benefit obligations in excess of plan assets, was as follows:

	December 31,
	2016	2015
	($ in millions)
Projected benefit obligation	$23.8	$25.5
Accumulated benefit obligation	$23.8	$25.5
Fair value of plan assets	$—	$—
Information for the Qualified Plan, which had accumulated benefit obligations less than plan assets until its termination, was finalized during the year ended December 31, 2016, was as follows:

	December 31,
	2016	2015
	($ in millions)
Projected benefit obligation	$—	$84.0	(1)
Accumulated benefit obligation	$—	$84.0	(1)
Fair value of plan net assets	$13.0	$139.8
___________________________________________________________________________

(1)	Measured on a plan termination basis
The amounts recognized in accumulated other comprehensive loss on a pre-tax basis for the years ended December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	($ in millions)
Accumulated other comprehensive loss at beginning of year	$(8.0)	$(8.0)
Increase (decrease) in accumulated other comprehensive loss:
Amortization of net actuarial gains recognized during the year	1.3	1.3
Net actuarial gains (losses) occurring during the year(1)	3.2	(1.3)
Qualified Plan termination impact(2)	(3.0)	—
Accumulated other comprehensive loss at end of year	$(6.5)	$(8.0)
_______________________________________________________________________________

(1)
Net actuarial gains in 2016 resulted from changes in assumptions in estimating the projected benefit obligation as well as changes in investment returns and demographic experience different than those assumed. The 2015 net actuarial losses reflect the valuation of the Qualified Plan on a termination basis.

(2)	During the year ended December 31, 2016, OneBeacon recognized a $3.0 million gain resulting from the final settlement of the Qualified Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

The amount in accumulated other comprehensive loss, on a pre-tax basis, that has not yet been recognized as a component of net periodic benefit cost for the year ended December 31, 2016, is attributable to net losses. During the year ending December 31, 2017, OneBeacon expects $0.9 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost.
The components of net periodic benefit cost (income) for the years ended December 31, 2016, 2015 and 2014 were as follows:

	December 31,
	2016	2015	2014
	($ in millions)
Service cost	$0.2	$0.9	$0.6
Interest cost	1.5	4.6	4.7
Expected return on plan assets	(1.0)	(8.7)	(8.5)
Amortization of net actuarial losses recognized during the year	1.3	1.3	0.3
Net periodic pension cost (income) before special termination benefits	2.0	(1.9)	(2.9)
Settlement gain(1)	(3.0)	—	—
Special termination benefits expense(2)	—	—	0.3
Total net periodic benefit income	$(1.0)	$(1.9)	$(2.6)
_______________________________________________________________________________

(1)	Represents the impact of the termination of the Qualified Plan during the year ended December 31, 2016.

(2)	Special termination benefits represent additional payments made from the Qualified Plan to certain vested participants when their employment was terminated due to a reduction in force.
Assumptions
The weighted average assumptions for the Non-qualified Plan used to determine benefit obligations as of December 31, 2016 and for the Plans as of December 31, 2015 were as follows:

	December 31,
	2016	2015
Discount rate	3.78%	3.22%
The weighted average assumptions used to determine net periodic benefit cost for the Plans for the years ended December 31, 2016 and 2015 were as follows:

	December 31,
	2016		2015
Discount rate	3.88%		3.91%
Expected long-term rate of return on plan assets	3.00%	(1)	6.00%
_______________________________________________________________________________
(1) Represents the rate for the Qualified Plan prior to its termination in March 2016. The Non-qualified Plan is unfunded and, as such the expected long-term rate of return on plan assets is not applicable.
OneBeacon's discount rate assumptions used to account for the Plans reflect the rates at which the benefit obligations could be effectively settled. In addition to consideration of published yields for high quality long-term corporate bonds, U.S. Treasuries and insurance company annuity contract pricings, consideration was given to cash flow matching analyses.
OneBeacon performed an analysis of expected long-term rate of return based on the allocation of it Qualified Plan assets as of December 31, 2015 and 2014 to develop expected rates of return for 2016 and 2015, respectively, for each significant asset class or economic indicator. A range of returns was developed based both on forecasts and on broad-market historical benchmarks for expected return, correlation, and volatility for each asset class. During 2015, OneBeacon changed the asset allocation to more fixed income and shorter duration in anticipation of the plan termination, which resulted in a decrease in this assumption as compared to the prior year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

Plan Assets
The remaining assets of the Qualified Plan are managed internally by OneBeacon and consist substantially of common equity funds tracking the S&P 500 and Russell 1000 indices, held to wind-down potential post-termination obligations of the plan, as approved by way of a March 2016 private letter ruling from the IRS. The Qualified Plan's investments are stated at fair value. A description of key fair value inputs by asset category and the categorization of such inputs into the fair value level hierarchy is provided in Note 1—"Nature of Operations and Summary of Significant Accounting Policies."
The fair value of the Qualified Plan's invested assets and their related inputs as of December 31, 2016 and 2015 by asset category were as follows:

	Fair value at December 31, 2016 (1)	Level 1	Level 2	Level 3
Common equity securities	$12.8	$12.8	$—	$—
_______________________________________________________________________________
(1) Excludes cash and short-term investments

	Fair value at December 31, 2015	Level 1	Level 2	Level 3
Fixed maturity investments	$132.4	$132.4	$—	$—
Short-term investments	7.0	7.0	—	—
Total	$139.4	$139.4	$—	$—
There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2016 and 2015.
The Qualified Plan's asset allocations as of December 31, 2016 and 2015 by asset category were as follows:

	Plan Assets at December 31,
	2016	2015
Common equity securities	98.5%	—%
Fixed maturity investments	—	95.0
Cash and short-term investments	1.5	5.0
Total	100.0%	100.0%
Cash Flows
OneBeacon anticipates contributing $2.1 million to the Non-qualified Plan in 2017, for which OneBeacon has assets held in a rabbi trust.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments
($ in millions)
2017	$2.1
2018	2.1
2019	2.0
2020	2.0
2021	1.9
2022 – 2026	8.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

Other Benefit Plans
OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of employees. The contributory plan historically provided qualifying employees with matching contributions of 50% of the first 6% of salary (subject to federal limits on allowable contributions in a given year). During 2016, the matching contribution of the contributory plan was replaced with a fixed 3% of salary employer contribution (subject to federal limits on allowable contributions in a given year). Total expense for the contribution was $3.2 million, $3.0 million and $2.7 million in the years ended December 31, 2016, 2015 and 2014, respectively. The employee savings plan also includes an employee stock ownership component. See Note 9—"Employee Share-Based Incentive Compensation Plans."
OneBeacon had a post-employment benefit liability related to disability and health benefits available to former employees that are no longer employed by the Company of $3.1 million and $4.1 million as of December 31, 2016 and 2015, respectively.
OneBeacon also had a post-employment benefit liability related to death benefits to beneficiaries of former executives that are no longer employed by the Company of $12.8 million and $12.5 million as of December 31, 2016 and 2015, respectively. OneBeacon has set aside funds to satisfy its obligation in a rabbi trust of $29.3 million and $33.9 million as of December 31, 2016 and 2015, respectively. During 2016, the Company withdrew $5.5 million from the rabbi trust in accordance with the trust agreement, which remains overfunded.
NOTE 9. Employee Share-Based Incentive Compensation Plans
The OneBeacon Long-Term Incentive Plan (the "Incentive Plan") provides for the granting of various types of share-based incentive awards to certain key employees of OneBeacon.
OneBeacon's share-based compensation plans include performance shares, restricted shares, and restricted stock units ("RSUs"), which are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. OneBeacon expenses the full cost of all its share-based compensation over the requisite service period. The Company recognized expense related to its share-based compensation plans of $10.8 million, $7.7 million and $7.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Performance Shares
Performance shares are conditional awards that can be settled in a specified number of common shares or an equivalent amount of cash. In general, grants are earned, subject to the attainment of pre-specified performance goals, at the end of a three-year period or as otherwise determined by the Compensation Committee of the Board and are valued based on the market price of an underlying OneBeacon common share at the time awards are paid plus cumulative dividends for the period beginning at grant date and ending at the time awards are paid. Results that significantly exceed pre-specified targets can result in a performance share payout of up to 200% of granted shares whereas results significantly below target could result in no payout. Performance shares are typically settled by payment of cash, though, in some instances, they may be settled in common shares or may be deferred in accordance with the terms of OneBeacon's deferred compensation plan. Compensation expense, based on the estimated performance share payout, is recognized ratably over the performance period.
For awards granted during the year ended December 31, 2014, the targeted performance goal for full payment of the outstanding performance shares is the attainment of a growth in book value per share ("GBVPS") of 14% for the 2014-2016 performance cycle. At a GBVPS of 7% or less, no performance shares would be earned and at a GBVPS of 21% or more, 200% of performance shares would be earned.
For awards granted during the year ended December 31, 2015, the targeted performance goal for full payment of the outstanding performance shares is the attainment of a GBVPS of 13% for the performance cycle 2015-2017. At a GBVPS of 6% or less, no performance shares would be earned and at a GBVPS of 20% or more, 200% of performance shares would be earned.
For awards granted during the year ended December 31, 2016, the targeted performance goal for full payment of the outstanding performance shares is the attainment of a GBVPS of 12% for the performance cycle 2016-2018. At a GBVPS of 5% or less, no performance shares would be earned and at a GBVPS of 19% or more, 200% of performance shares would be earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

The following summarizes performance share activity for performance shares for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016		2015		2014
	Target Performance Shares outstanding	Accrued expense	Target Performance Shares outstanding	Accrued expense	Target Performance Shares outstanding	Accrued expense
	($ in millions)
Beginning of period	449,435	$1.4	517,470	$3.4	493,421	$4.0
Payments and deferrals(1)	(167,300)	(0.6)	(181,290)	(1.5)	(142,138)	(1.0)
New awards	163,150	—	154,887	—	165,800	—
Forfeitures and net change in assumed forfeitures	7,234	—	(41,632)	(0.1)	387	—
Expense (income) recognized	—	0.8	—	(0.4)	—	0.4
End of period	452,519	$1.6	449,435	$1.4	517,470	$3.4
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

The following summarizes performance shares outstanding and accrued performance share expense as of December 31, 2016 for each performance cycle:

	Target Performance Shares outstanding	Accrued expense
	($ in millions)
Performance cycle:
2014 – 2016	142,710	$—
2015 – 2017	146,659	0.7
2016 – 2018	163,150	0.9
Total as of December 31, 2016	452,519	1.6
If 100% of the outstanding performance shares had been vested on December 31, 2016, the total additional compensation cost to be recognized would have been $2.1 million, based on current accrual factors (common share price, accumulated dividends and performance assumptions) as of December 31, 2016. The Company has assumed no forfeitures as of December 31, 2016 based on recent experience.
All performance shares earned and paid were settled in cash or by deferral into OneBeacon's deferred compensation plan.
Restricted Shares
On February 24, 2016, OneBeacon issued to certain employees 170,650, shares of restricted stock having a grant date fair value of $2.3 million, of which 92,500 are scheduled to cliff vest on February 24, 2018 and the remaining 78,150 on January 1, 2019.
On February 24, 2015, OneBeacon issued to certain employees 75,950 shares of restricted stock having a grant date fair value of $1.1 million, of which 67,722 were outstanding as of December 31, 2016 and are scheduled to cliff vest in full on January 1, 2018.
On March 1, 2012, OneBeacon issued shares of restricted stock to certain employees. Of these restricted shares, 142,500 shares vested on February 28, 2014 and the remaining 138,500 restricted shares vested on February 28, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

On May 25, 2011, OneBeacon issued to its CEO 630,000 shares of stock, of which 157,500 restricted shares vested on each of February 22, 2014, 2015 and 2016, and the remaining 157,500 restricted shares are scheduled to vest on February 22, 2017.
The restricted shares contain dividend participation features and therefore are considered participating securities.
The following summarizes restricted shares activity for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016		2015		2014
	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
	($ in millions)
Beginning of period	382,722	$2.5	612,500	$3.5	915,000	$6.5
New awards	170,650	2.3	75,950	1.1	—	—
Forfeitures	—	—	(9,728)	(0.1)	(2,500)	—
Vested	(157,500)	—	(296,000)	—	(300,000)	—
Expense recognized	—	(2.7)	—	(2.0)	—	(3.0)
End of period	395,872	$2.1	382,722	$2.5	612,500	$3.5
Restricted shares that vested during the years ended December 31, 2016, 2015 and 2014 had a grant date fair value of $2.1 million, $4.3 million and $4.3 million, respectively. As of December 31, 2016, unrecognized compensation expense of $2.1 million related to restricted stock awards is expected to be recognized over a weighted-average period of 0.7 years.
Restricted Stock Units
During the year ended December 31, 2016, 233,461 RSUs were issued, of which 214,506 were outstanding as of December 31, 2016. The RSUs are scheduled to cliff vest in full on December 31, 2018, at which time the RSUs will be paid out in cash or shares at the discretion of the Compensation Committee. During the year ended December 31, 2015, 226,778 RSUs were issued, of which 173,042 were outstanding as of December 31, 2016. The RSUs are scheduled to cliff vest in full on December 31, 2017, at which time they will be paid out in cash or common shares at the discretion of the Compensation Committee. Compensation expense associated with the RSUs, which is recognized ratably over the three year vesting period, was $2.1 million and $0.8 million for the year ended December 31, 2016 and 2015, respectively.
If 100% of the outstanding RSUs had been vested on December 31, 2016, the total additional compensation cost to be recognized would have been $3.9 million, based on current accrual factors (common share price and accumulated dividends) as of December 31, 2016.
Share-Based Compensation under Qualified Retirement Plans
OneBeacon sponsors a defined contribution plan, the KSOP. Under the KSOP, participants have the ability to invest their balances in several different investment options, including the common shares of White Mountains and the common shares of the Company.
The employee stock ownership component of the KSOP provides all participants with an annual base contribution in common shares of the Company equal to 3% of their salary, up to the applicable Social Security wage base (or $118,500 with respect to 2016). Additionally, those participants not otherwise eligible to receive certain other Company benefits can earn a variable contribution up to an additional 6% of their salary, capped at the annual covered compensation limits ($265,000 for 2016), contingent upon OneBeacon's performance. The variable contribution amounts for eligible participants constituted approximately 3%, 3% and 2%, respectively, of salary for the years ended December 31, 2016, 2015 and 2014. OneBeacon has recorded $5.2 million, $5.4 million and $4.1 million, respectively, in compensation expense to pay benefits and allocate common shares to participants' accounts for the years ended December 31, 2016, 2015 and 2014. As discussed in Note 8—"Retirement Plans," $47.1 million was transferred to the KSOP plan trust during the year ended December 31, 2016 and will be used to fund future contributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

As of December 31, 2016 and 2015, the KSOP owned less than 3% of either of the total White Mountains common shares outstanding or the total Company common shares outstanding. All OneBeacon common shares held by the KSOP are considered outstanding for earnings (loss) per share computations.
NOTE 10. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the year ended December 31, 2016, 850,349 shares were repurchased under the share repurchase authorization for $10.6 million at an average share price of $12.42. During the year ended December 31, 2015, 166,368 shares were repurchased under the share repurchase authorization for $2.1 million at an average price of $12.62. No shares were repurchased under the share repurchase authorization during the year ended December 31, 2014. The amount of authorization remaining is $75.0 million as of December 31, 2016.
During the years ended December 31, 2016, 2015, and 2014 the Company repurchased 64,981, 112,051, and 106,366 common shares, respectively, for $0.9 million, $1.6 million and $1.8 million during the years ended December 31, 2016, 2015, and 2014, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorizations referred to above.
Dividends on Common Shares
During the year ended December 31, 2016 the Company declared and paid cash dividends totaling $79.2 million and during the years ended December 31, 2015 and 2014 the Company declared and paid cash dividends totaling $80.0 million, or $0.84 per common share of regular quarterly cash dividends for each year.
Change in Accumulated Other Comprehensive Income (Loss)
The pre-tax components of the Company's change in other comprehensive income (loss) and the related income tax benefit (expense) are as follows:

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Net change in benefit plan assets and obligations	$1.5	$—	$(18.5)
Income tax (expense) benefit	(0.5)	—	6.5
Net change in benefit plan assets and obligations, net of tax	$1.0	$—	$(12.0)
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
State insurance departments have established the insurer solvency laws and regulatory infrastructure to maintain accredited status with the National Association of Insurance Commissioners ("NAIC"). A key solvency-driven NAIC accreditation requirement is a state's adoption of risk-based capital ("RBC") requirements. As of December 31, 2016, OneBeacon's U.S. insurance operating subsidiaries exceeded their respective RBC requirements.
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
OneBeacon’s U.S. combined statutory surplus was $624.8 million and $622.3 million as of December 31, 2016 and 2015, respectively. OneBeacon's combined U.S. statutory net income (loss) for the years ended December 31, 2016, 2015 and 2014 was $36.7 million, $44.5 million and $(14.2) million, respectively. The minimum policyholders' surplus necessary to satisfy OneBeacon's top tier regulated U.S. insurance operating subsidiary, ASIC, regulatory requirements was $107.5 million as of December 31, 2016, which equals the authorized control level of the NAIC risk-based capital of OneBeacon’s primary top tier regulated operating subsidiary.
OneBeacon’s statutory capital and surplus for Split Rock was $270.2 million and $249.5 million as of December 31, 2016 and 2015, respectively, which met Bermuda's statutory capital and surplus requirements. Split Rock reported $42.4 million, $45.5 million and $46.2 million of statutory net income (loss) for the years ended December 31, 2016, 2015 and 2014, respectively.
The principal differences between OneBeacon's combined U.S. and Split Rock's statutory reported amounts, and the amounts reported in accordance with GAAP, include deferred acquisition costs, deferred taxes and market value adjustments for debt securities. OneBeacon's insurance subsidiaries' statutory policyholders' surplus as of December 31, 2016 was in excess of the minimum requirements of relevant state and Bermuda insurance regulations.
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
Our top tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company ("ASIC"), has the ability to pay dividends to its immediate parent without the prior approval of regulatory authorities in an amount set by formula based on the lesser of (i) adjusted net investment income, as defined by statute, or (ii) 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to availability of earned surplus. Based upon the formula described above, as of December 31, 2016, ASIC has the ability to pay $11.4 million of dividends without prior approval of regulatory authorities. As of December 31, 2016, ASIC had $624.8 million of statutory surplus and $69.0 million of earned surplus. During the years ended December 31, 2016 and 2015, ASIC paid dividends to its immediate parent of $26.5 million and $44.9 million, respectively, to its immediate parent. During the year ended December 31, 2015, ASIC also redeemed and retired common shares held by its immediate parent at an aggregate price of $66.0 million.

In 2017, Split Rock has the ability to distribute statutory capital without the prior approval of the Bermuda Monetary Authority, provided it does not reduce its total statutory capital, as shown in its previous financial year’s statutory financial statements, by 15% or more.

In addition, Split Rock has the ability to pay dividends without the prior notification of regulatory authorities of up to 25% of its previous financial year's total statutory capital and surplus, subject to meeting all appropriate liquidity and solvency requirements as specified in the Insurance Act 1978 and the Companies Act 1981. As of December 31, 2016, Split Rock had $210.1 million of total statutory capital and $60.1 million of surplus for total statutory capital and surplus of $270.2 million.

Based upon the limitations described above, Split Rock currently has the ability to distribute up to $31.5 million of statutory capital and pay up to $60.1 million of dividends during 2017 without the prior approval of regulatory authorities. During 2016, Split Rock paid $25.0 million of dividends to its immediate parent and paid no such dividends during 2015. Also, during 2015, OneBeacon Ltd., through an intermediary holding company, contributed $85.0 million to Split Rock as statutory capital.
During the years ended December 31, 2016 and 2015, the Company's unregulated insurance operating subsidiaries paid $5.7 million and $5.3 million, respectively, of dividends to their immediate parent. As of December 31, 2016, OneBeacon's unregulated insurance operating subsidiaries had $56.4 million of net unrestricted cash, short-term investments and fixed maturity investments and $71.9 million of other investments consisting of the surplus notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. Statutory Capital and Surplus

As described in Note 10—"Common Shareholders' Equity," during the years ended December 31, 2016, 2015 and 2014 OneBeacon Ltd. declared and paid regular quarterly dividends to its common shareholders totaling $79.2 million, $80.0 million and $80.0 million, respectively.
As of December 31, 2016, OneBeacon Ltd. and its intermediate subsidiaries held $64.5 million of net unrestricted cash, short-term investments and fixed maturity investments and $11.9 million of common equity securities outside of its regulated and unregulated insurance operating subsidiaries.
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
The Specialty Products segment is comprised of ten active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. The Specialty Products segment includes Healthcare, Tuition Reimbursement, Programs, Surety, Other Professional Lines, Management Liability, Financial Services, Specialty Property, Environmental, and Financial Institutions, as well as the inactive Crop and Collector Cars and Boats underwriting operating segments which were exited in 2015 and 2013, respectively.
The Specialty Industries segment is comprised of six active underwriting operating segments, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Specialty Industries segment includes the Accident, Technology, Ocean Marine, Government Risks, Entertainment, and Inland Marine underwriting operating segments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Segment Information

Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
Year ended December 31, 2016
Earned premiums	$524.4	$576.2	$—	$1,100.6
Loss and loss adjustment expense	(375.4)	(280.6)	—	(656.0)
Policy acquisition expenses	(99.5)	(106.5)	—	(206.0)
Other underwriting expenses	(88.6)	(120.4)	—	(209.0)
Total underwriting income (loss)	(39.1)	68.7	—	29.6
Net investment income	—	—	50.6	50.6
Net realized and change in unrealized investment gains	—	—	37.7	37.7
Net other revenues (expenses)	(0.1)	1.5	4.1	5.5
General and administrative expenses	—	(2.4)	(11.8)	(14.2)
Interest expense	—	—	(13.1)	(13.1)
Pre-tax income (loss) from continuing operations	$(39.2)	$67.8	$67.5	$96.1

Year ended December 31, 2015
Earned premiums	$560.3	$615.9	$—	$1,176.2
Loss and loss adjustment expense	(310.7)	(390.0)	—	(700.7)
Policy acquisition expenses	(100.1)	(113.7)	—	(213.8)
Other underwriting expenses	(97.9)	(120.3)	—	(218.2)
Total underwriting income (loss)	51.6	(8.1)	—	43.5
Net investment income	—	—	45.9	45.9
Net realized and change in unrealized investment gains	—	—	(35.1)	(35.1)
Net other revenues (expenses)	(0.2)	1.4	(1.8)	(0.6)
General and administrative expenses	—	(2.7)	(12.7)	(15.4)
Interest expense	—	—	(13.0)	(13.0)
Pre-tax income (loss) from continuing operations	$51.4	$(9.4)	$(16.7)	$25.3

Year ended December 31, 2014
Earned premiums	$582.1	$595.0	$—	$1,177.1
Loss and loss adjustment expense	(457.9)	(357.2)	—	(815.1)
Policy acquisition expenses	(96.2)	(107.1)	—	(203.3)
Other underwriting expenses	(78.4)	(100.8)	—	(179.2)
Total underwriting income (loss)	(50.4)	29.9	—	(20.5)
Net investment income	—	—	43.4	43.4
Net realized and change in unrealized investment gains	—	—	40.4	40.4
Net other revenues	0.9	1.1	3.8	5.8
General and administrative expenses	0.2	(2.3)	(11.7)	(13.8)
Interest expense	—	—	(13.0)	(13.0)
Pre-tax income (loss) from continuing operations	$(49.3)	$28.7	$62.9	$42.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Segment Information

	Insurance Operations		Investing, Financing and Corporate
	Specialty Products	Specialty Industries		Consolidated
	($ in millions)
December 31, 2016
Assets
Total investment securities	$—	$—	$2,620.4	$2,620.4
Premiums receivable	81.4	146.9	—	228.3
Reinsurance recoverables(1)	125.4	35.8	18.3	179.5
Deferred acquisition costs	48.3	48.0	—	96.3
Ceded unearned premiums	34.4	9.8	—	44.2
Other assets(2)	1.1	0.1	420.0	421.2
Total Assets	$290.6	$240.6	$3,058.7	$3,589.9

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$776.6	$570.7	$18.3	$1,365.6
Unearned premiums	319.8	255.3	—	575.1
Funds held under insurance contracts	153.0	—	—	153.0
Debt	—	—	273.2	273.2
Other liabilities(2)	—	—	197.8	197.8
Total Liabilities	$1,249.4	$826.0	$489.3	$2,564.7

December 31, 2015
Assets
Total investment securities	$—	$—	$2,591.4	$2,591.4
Premiums receivable	63.0	156.0	—	219.0
Reinsurance recoverables(1)	139.5	33.6	20.4	193.5
Deferred acquisition costs	49.6	51.1	—	100.7
Ceded unearned premiums	19.2	10.3	—	29.5
Other assets(2)	0.9	0.1	467.5	468.5
Total Assets	$272.2	$251.1	$3,079.3	$3,602.6

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$772.2	$597.2	$20.4	$1,389.8
Unearned premiums	288.1	272.2	—	560.3
Funds held under insurance contracts	137.7	—	—	137.7
Debt	—	—	272.9	272.9
Other liabilities(2)	—	—	237.4	237.4
Total Liabilities	$1,198.0	$869.4	$530.7	$2,598.1
_______________________________________________________________________________

(1)
ASIC entered into a 100% quota share reinsurance agreement in conjunction with the Runoff Transaction whereby ASIC is ceding to Bedivere 100% of the legacy Runoff Business that was written by ASIC or one of the ongoing entities. As of December 31, 2016 and 2015, $18.3 million and $20.4 million, respectively, are included in both unpaid loss and LAE reserves and reinsurance recoverables included within Investing, Financing, and Corporate resulting from that agreement.

(2) The majority of other assets and other liabilities are not separately identifiable at the segment level and have therefore been included within Investing, Financing, and Corporate.

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
As of December 31, 2016, consolidated amounts related to HGIE included total assets of $5.1 million and total liabilities of $5.0 million. As of December 31, 2016, the net amount of capital at risk is equal to the surplus note of $5.0 million less the accumulated losses of $0.5 million which includes accrued interest on the surplus note of $0.6 million which eliminates in consolidation.
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
As of December 31, 2016 and 2015, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $274.2 million and $276.4 million, respectively. As described in Note 6—"Debt," the net carrying value of the 2012 Senior Notes was $273.2 million and $272.9 million as of December 31, 2016 and 2015, respectively. The fair value measurement of the 2012 Senior Notes is classified as Level 2 in the valuation hierarchy and determined based on the closing market price at the end of the quarter.
NOTE 15. Related Party Disclosures
White Mountains
In 2006, White Mountains sold 27.6 million or 27.6% of the Company's common shares in an initial public offering. Prior to the initial public offering, OneBeacon was a wholly-owned subsidiary of White Mountains. As of December 31, 2016, White Mountains owned 76.1% of the Company's outstanding common shares.
Separation Agreement & Other Servicing Arrangements
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Related Party Disclosures

law, for any and all claims or actions resulting in losses, expenses or damages relating to or arising out of the business, operation or ownership of any subsidiary company or business owned by the Company or its subsidiaries that, subsequent to OneBeacon's ownership, was a subsidiary or business of White Mountains (but no longer a subsidiary or business of OneBeacon).
For the years ended December 31, 2016, 2015 and 2014, OneBeacon recorded expenses of $0.2 million, $0.3 million and $0.3 million, respectively, and received amounts of $1.4 million for the year ended December 31, 2016 and $2.0 million for each of the years ended December 31, 2015 and 2014, for services under the Separation Agreement.
Effective October 19, 2016, the Company and its Bermuda subsidiaries entered into services agreements with Bridge Holdings (Bermuda), Ltd. ("Bridge Holdings"), a wholly owned subsidiary of White Mountains, pursuant to which Bridge Holdings provides office space and various management and administrative services for the Company’s Bermuda companies, including Split Rock. For the year ended December 31, 2016, the Company and its subsidiaries paid an aggregate of less than $0.1 million in fees pursuant to these services agreements.
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
Investment Management Agreements with White Mountains Advisors LLC ("WM Advisors")
Pursuant to an Amended and Restated Investment Management Agreement dated December 23, 2014 (the "Investment Management Agreement"), WM Advisors supervises and directs OneBeacon's managed investment portfolio in accordance with the investment objectives, policies and restrictions described in OneBeacon's investment guidelines (the "Investment Guidelines").
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Related Party Disclosures

OneBeacon is responsible for custodial arrangements and the payment of all custodial charges and fees. OneBeacon has agreed to pay annual investment management fees generally based on the quarter-end market values held under custody as set forth in the table below:

Assets Under Management	Annual Fee
Investment Grade Fixed Income:
—Up to $1 billion	10.0 basis points
—Next $1 billion	8.5 basis points
—Next $3 billion	7.5 basis points
—Greater than $5 billion	2.5 basis points
High Yield Fixed Income	25.0 basis points
ETFs	10.0 basis points
Equities	100.0 basis points
Hedge Funds	100.0 basis points
Private Equities & Deferreds:
First 2 years of fund's life (committed)	100.0 basis points
Thereafter (fair value)	100.0 basis points
Affordable housing credit funds:
First year of fund's life (committed)	100.0 basis points
Thereafter (fair value)	10.0 basis points

OneBeacon incurred $3.7 million, $3.6 million and $3.4 million in total fees for investment management services provided by WM Advisors under the Investment Management Agreements during the years ended December 31, 2016, 2015 and 2014, respectively. WM Advisors is also paid a quarterly fee for treasury management services computed at the annual rate of 1.75 basis points (0.0175%) of the aggregate value of net assets on an annual basis. OneBeacon incurred $0.5 million in treasury management fees during the year ended December 31, 2016 and $0.4 million in treasury management fees during each of the years ended December 31, 2015 and 2014.
Effective as of December 15, 2016, the Company’s indirect subsidiary, OB Portfolio Solutions ICAV (“OB ICAV”) entered into a tri-party Investment Management Agreement (the “ICAV Investment Management Agreement”) in which WM Advisors provides investment advisory and management services to the OB ICAV in accordance with the fund’s stated investment objectives, policies and restrictions.  Under the ICAV Investment Management Agreement, WM Advisors is paid a quarterly fee computed at an annual rate of 1.75 basis points (0.0175%) of the net asset value of the OB ICAV.  For the year ended December 31, 2016, OB ICAV incurred a fee of less than $0.1 million for the investment advisory and management services provided by WM Advisors under this arrangement.
Star & Shield Insurance Exchange
ASIC and Split Rock each entered into a quota share agreement effective as of November 1, 2013, to reinsure certain risks of Star & Shield Insurance Exchange (“Star & Shield”), a reciprocal insurance exchange consolidated in White Mountains, which provides private passenger auto insurance. ASIC and Split Rock recorded combined written premiums of negative $2.8 million and positive $17.3 million in 2015 and 2014, respectively, related to Star & Shield which are included in the Specialty Products reporting segment. The quota share agreement was terminated on December 31, 2014 and the negative $2.8 million net written premiums in 2015 reflects the transfer of the remaining net unearned premium balance.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Related Party Disclosures

management agreements with OneBeacon and each of the plans. Under the agreements, OneBeacon and the plans paid annual management fees to Prospector based on aggregate net assets under management according to the following schedule: 1.00% on the first $200 million; 0.50% on the next $200 million; and 0.25% on amounts over $400 million.
For the years ended December 31, 2015 and 2014, OneBeacon incurred $0.4 million and $2.0 million, respectively, in fees for investment management services provided by Prospector. For the years ended December 31, 2015 and 2014, the employee benefit plans incurred $0.9 million and $1.3 million, respectively, in fees for investment management services provided by Prospector.
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
Prospector Managed Limited Partnerships
Prior to fully redeeming its interests in 2015, OneBeacon held investments in limited partnerships managed by Prospector. Under the limited partnership agreements, Prospector served as general partner and general manager of the funds and was paid a management fee by OneBeacon. In addition, OneBeacon allocated a portion of its earnings from OneBeacon's limited partnership interests to Prospector as an incentive fee. For the years ended December 31, 2015 and 2014, OneBeacon incurred $0.1 million and $0.2 million, respectively, in management fees. For the year ended December 31, 2014, OneBeacon incurred $0.2 million in incentive fees and less than $0.1 million for the year ended December 31, 2015.
NOTE 16. Commitments and Contingencies
Leases
OneBeacon leases certain office space under noncancellable operating leases expiring at various dates through 2030. Net rental expense for all of OneBeacon's locations was approximately $10.7 million, $12.0 million and $11.1 million, respectively, for the years ended December 31, 2016, 2015 and 2014. OneBeacon's future annual minimum rental payments required under noncancellable leases primarily for office space are $10.1 million, $8.4 million, $7.4 million, $5.9 million and $26.4 million for 2017, 2018, 2019, 2020 and 2021 and thereafter, respectively.
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies," in December 2011, the Company sold the majority of its then owned fixed assets and capitalized software. The Company entered into lease financing arrangements with US Bancorp and Fifth Third whereby it sold furniture and equipment and capitalized software, respectively, at a cost equal to net book value. The Company then leased the fixed assets back from US Bancorp for a lease term of five years and leased the capitalized software back from Fifth Third for a lease term of four years which expired in December 2015. The Company received cash proceeds of $23.1 million as a result of entering into the sale-leaseback transactions.
In December 2016 the lease agreement with US Bancorp expired and the leased assets under the agreement with a remaining book value of $1.3 million reverted ownership back to the Company, and there is no longer a capital lease asset or obligation. As of December 31, 2015, the Company had a capital lease obligation of $1.7 million included within other liabilities and a capital lease asset of $2.4 million included within other assets.
Other Investments
OneBeacon has future binding commitments to fund certain limited partnership investments which do not have fixed funding dates and totaled $15.0 million as of December 31, 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16. Commitments and Contingencies

Guaranty Funds
Under existing guaranty fund laws in all states, insurers licensed to do business in those states can be assessed for certain obligations of insolvent insurance companies to policyholders and claimants. OneBeacon's insurance subsidiaries record guaranty fund assessments when such assessments are billed by the respective guaranty funds. In addition, OneBeacon will monitor other insurance company insolvencies and will accrue a liability when such losses are determined to be probable and the assessment amounts can be reasonably estimated. The actual amount of such assessments will depend upon the final outcome of rehabilitation proceedings and will be paid over several years. As of December 31, 2016, the reserve for such assessments at OneBeacon's insurance subsidiaries totaled $8.0 million.
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
The following summarizes significant ongoing non-claims related litigation or arbitration as of December 31, 2016:
Deutsche Bank Litigation
In June 2011, Deutsche Bank Trust Company Americas, Law Debenture Company of New York and Wilmington Trust Company (collectively referred to as “Plaintiffs”), in their capacity as trustees for certain senior notes issued by the Tribune Company (“Tribune”), filed lawsuits in various jurisdictions (the “Noteholder Actions”) against numerous defendants including OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune seeking recovery of the proceeds from the sale of common stock of Tribune in connection with Tribune's leveraged buyout in 2007 (the “LBO”). Tribune filed for bankruptcy in 2008 in the Delaware bankruptcy court (the “Bankruptcy Court”). The Bankruptcy Court granted Plaintiffs permission to commence these LBO-related actions, and in 2011, the Judicial Panel on Multidistrict Litigation granted a motion to consolidate the actions for pretrial matters and transferred all such proceedings to the United States District Court for the Southern District of New York (the "SDNY"). Plaintiffs seek recovery of the proceeds received by the former Tribune shareholders on a theory of constructive fraudulent transfer asserting that Tribune purchased or repurchased its common shares without receiving fair consideration at a time when it was, or as a result of the purchases of shares, was rendered, insolvent. OneBeacon has entered into a joint defense agreement with other affiliates of White Mountains that are defendants in the action. OneBeacon and OneBeacon-sponsored benefit plans received approximately $32 million for Tribune common stock tendered in connection with the LBO. The Court granted an omnibus motion to dismiss the Noteholders Action in September 2013 and plaintiffs appealed. On March 29, 2016, a three judge panel of the U.S Second Circuit Court of Appeals affirmed the dismissal of the Noteholders Action. On July 22, 2016, the Plaintiff's petition to the Second Circuit for reconsideration or for a rehearing en banc was denied in full. On September 9, 2016 the Plaintiffs filed for a writ of certiorari, seeking review in the United States Supreme Court.
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the SDNY and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014 and the motion was granted on January 6, 2017. The plaintiff has requested permission to move the SDNY to certify the decision as a final judgment capable of immediate appeal. No amount has been accrued in connection with this matter as of December 31, 2016, as the amount of loss, if any, cannot be reasonably estimated.

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
The following table outlines the Company's computation of earnings per share for net income from continuing operations attributable to OneBeacon's common shareholders for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
Earnings attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders	$107.4	$37.0	$53.5
Allocation of income for participating unvested restricted common shares	(0.5)	(0.2)	(0.4)
Dividends paid on participating restricted common shares	(0.3)	(0.3)	(0.5)
Total allocation to restricted common shares	(0.8)	(0.5)	(0.9)
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$106.6	$36.5	$52.6

Undistributed (over-distributed) net earnings (in millions):
Net income from continuing operations attributable to OneBeacon's common shareholders, net of restricted common share amounts	$106.6	$36.5	$52.6
Dividends paid, net of restricted common share amounts	(78.9)	(79.7)	(79.5)
Total undistributed (over-distributed) net earnings, net of restricted common share amounts	$27.7	$(43.2)	$(26.9)

Earnings per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	94.4	95.3	95.3
Weighted average unvested restricted common shares(1)	(0.4)	(0.5)	(0.6)
Basic and diluted earnings per share denominator	94.0	94.8	94.7

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income from continuing operations attributable to OneBeacon's common shareholders	$1.13	$0.38	$0.55
Dividends declared and paid	(0.84)	(0.84)	(0.84)
Undistributed (over-distributed) earnings	$0.29	$(0.46)	$(0.29)
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.
Basic and diluted income (loss) per share amounts for discontinued operations are included in Note 18—"Discontinued Operations."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. Discontinued Operations
Runoff Business
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" and Note 2—"Acquisitions and Dispositions," on December 23, 2014, OneBeacon completed the sale of its Runoff Business to Armour and the results of operations for the Runoff Business have been classified as discontinued operations and are presented as such, net of related income taxes, in the statements of operations and comprehensive income and cash flows for all periods. Investing and financing activities for OneBeacon are managed on a consolidated basis reported within the Investing, Financing and Corporate segment. Therefore, no investment or financing activity is included in discontinued operations. The vast majority of the gross and net run-off unpaid loss and LAE reserves were included in the entities that were transferred to Armour. As of December 31, 2016 and 2015, gross loss and LAE reserves of $18.3 million and $20.4 million, respectively, related to the Runoff business were ceded to Bedivere, an indirect wholly-owned subsidiary of Armour, beginning December 23, 2014, by way of a 100% quota share agreement with ASIC.
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
Results of Discontinued Operations
Discontinued Operations Results—Year ended December 31, 2016
There was no gain or loss related to discontinued operations for the year ended December 31, 2016.
Discontinued Operations Results—Year ended December 31, 2015
The loss from discontinued operations, net of tax, of $0.2 million for the year ended December 31, 2015 included $0.5 million of post-closing expenses incurred in connection with the Runoff Business and a $0.3 million gain from sale of discontinued operations representing a positive adjustment to the estimated loss on sale taking into consideration the final settlement of certain post-closing items.
Discontinued Operations Results—Year ended December 31, 2014
During the year ended December 31, 2014, the Company reported $20.6 million, or $(0.21) per share, after-tax net loss in discontinued operations related to the Runoff Transaction, which included an $18.8 million after-tax loss from sale of the Runoff Business (further described below) and a $1.8 million after-tax loss from the underwriting results of the Runoff Business.
As part of the closing of the Runoff Transaction on December 23, 2014, the $101.0 million par value surplus notes issued had a fair value of $64.9 million at closing based on an internal discounted cash flow model, resulting in a valuation adjustment of $36.1 million, pre-tax, included in loss from sale of discontinued operations. Subsequent to the closing, the surplus notes became part of the Company's investment portfolio, categorized within other investments, and subsequent changes in the value thereon are reflected in continuing operations. See Note 5—"Investment Securities" for further disclosures regarding these surplus notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18. Discontinued Operations

Also during 2014, the Company's expectation of the treatment of a $7.4 million reserve charge recorded during the quarter ended June 30, 2013 changed. Previously, the Company had expected that the $7.4 million of assets to support this reserve charge would be transferred to Armour at the closing of the Runoff Transaction. However, OneBeacon and Armour agreed instead to increase the cap on seller financing. As a result, the $7.4 million reserve charge ($4.8 million after-tax) was recorded as a reduction to the estimated loss on sale of discontinued operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH. The following tables present OneBeacon's consolidating balance sheets as of December 31, 2016 and 2015, and statements of operations and comprehensive income and cash flows for the years ended December 31, 2016, 2015 and 2014. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of December 31, 2016	(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$2,169.1	$—	$—	$2,169.1
Short-term investments, at amortized cost (which approximates fair value)	2.5	108.1	1.5	—	112.1
Common equity securities, at fair value	—	188.7	—	—	188.7
Other investments	—	150.5	—	—	150.5
Total investment securities	2.5	2,616.4	1.5	—	2,620.4
Cash	—	69.5	0.1	—	69.6
Reinsurance recoverables	—	179.5	—	—	179.5
Premiums receivable	—	228.3	—	—	228.3
Deferred acquisition costs	—	96.3	—	—	96.3
Ceded unearned premiums	—	44.2	—	—	44.2
Net deferred tax asset	—	126.6	—	0.1	126.7
Investment income accrued	—	11.3	—	—	11.3
Accounts receivable on unsettled investment sales	—	1.4	—	—	1.4
Investments in subsidiaries	1,018.8	—	989.4	(2,008.2)	—
Other assets	0.4	211.4	0.4	—	212.2
Total assets	$1,021.7	$3,584.9	$991.4	$(2,008.1)	$3,589.9
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,365.6	$—	$—	$1,365.6
Unearned premiums	—	575.1	—	—	575.1
Funds held under insurance contracts	—	153.0	—	—	153.0
Debt	—	—	273.2	—	273.2
Other liabilities	0.4	190.6	6.8	—	197.8
Total liabilities	0.4	2,284.3	280.0	—	2,564.7
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,021.3	1,296.7	711.4	(2,008.1)	1,021.3
Noncontrolling interests	—	3.9	—	—	3.9
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,021.3	1,300.6	711.4	(2,008.1)	1,025.2
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,021.7	$3,584.9	$991.4	$(2,008.1)	$3,589.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Balance Sheet	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
as of December 31, 2015	(in millions)
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$2,074.6	$5.9	$—	$2,080.5
Short-term investments, at amortized cost (which approximates fair value)	4.4	64.1	0.7	—	69.2
Common equity securities, at fair value	—	298.7	—	—	298.7
Other investments	—	143.0	—	—	143.0
Total investment securities	4.4	2,580.4	6.6	—	2,591.4
Cash	—	94.6	0.6	—	95.2
Reinsurance recoverables	—	193.5	—	—	193.5
Premiums receivable	—	219.0	—	—	219.0
Deferred acquisition costs	—	100.7	—	—	100.7
Ceded unearned premiums	—	29.5	—	—	29.5
Net deferred tax asset	—	140.1	—	0.1	140.2
Investment income accrued	—	10.1	—	—	10.1
Accounts receivable on unsettled investment sales	—	30.5	—	—	30.5
Investments in subsidiaries	996.9	—	951.3	(1,948.2)	—
Other assets	0.5	190.6	1.4	—	192.5
Total assets	$1,001.8	$3,589.0	$959.9	$(1,948.1)	$3,602.6
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,389.8	$—	$—	$1,389.8
Unearned premiums	—	560.3	—	—	560.3
Funds held under insurance contracts	—	137.7	—	—	137.7
Debt	—	—	272.9	—	272.9
Other liabilities	0.9	230.4	6.1	—	237.4
Total liabilities	0.9	2,318.2	279.0	—	2,598.1
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,000.9	1,267.2	680.9	(1,948.1)	1,000.9
Noncontrolling interests	—	3.6	—	—	3.6
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,000.9	1,270.8	680.9	(1,948.1)	1,004.5
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,001.8	$3,589.0	$959.9	$(1,948.1)	$3,602.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2016	(in millions)
Revenues
Earned premiums	$—	$1,100.6	$—	$—	$1,100.6
Net investment income	—	50.6	—	—	50.6
Net realized and change in unrealized investment gains	—	37.7	—	—	37.7
Net other revenues	—	5.5	—	—	5.5
Total revenues	—	1,194.4	—	—	1,194.4
Expenses
Loss and loss adjustment expenses	—	656.0	—	—	656.0
Policy acquisition expenses	—	206.0	—	—	206.0
Other underwriting expenses	—	209.0	—	—	209.0
General and administrative expenses	4.5	9.3	0.4	—	14.2
Interest expense	—	—	13.1	—	13.1
Total expenses	4.5	1,080.3	13.5	—	1,098.3
Pre-tax income (loss) from continuing operations	(4.5)	114.1	(13.5)	—	96.1
Income tax benefit	—	7.7	4.8	—	12.5
Net income (loss) from continuing operations	(4.5)	121.8	(8.7)	—	108.6
Net loss from discontinued operations, net of tax	—	—	—	—	—
Income (loss) before equity in earnings of unconsolidated affiliates	(4.5)	121.8	(8.7)	—	108.6
Equity in earnings of subsidiaries, net of tax	111.9	—	59.2	(171.1)	—
Net income including noncontrolling interests	107.4	121.8	50.5	(171.1)	108.6
Less: Net income attributable to noncontrolling interests	—	(1.2)	—	—	(1.2)
Net income attributable to OneBeacon's common shareholders	107.4	120.6	50.5	(171.1)	107.4
Net change in benefit plan assets and obligations, net of tax	1.0	—	1.0	(1.0)	1.0
Comprehensive income attributable to OneBeacon's common shareholders	$108.4	$120.6	$51.5	$(172.1)	$108.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income (Loss)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2015	(in millions)
Revenues
Earned premiums	$—	$1,176.2	$—	$—	$1,176.2
Net investment income	—	45.9	—	—	45.9
Net realized and change in unrealized investment gains	—	(35.1)	—	—	(35.1)
Net other revenues (expenses)	—	(0.6)	—	—	(0.6)
Total revenues	—	1,186.4	—	—	1,186.4
Expenses
Loss and loss adjustment expenses	—	700.7	—	—	700.7
Policy acquisition expenses	—	213.8	—	—	213.8
Other underwriting expenses	—	218.2	—	—	218.2
General and administrative expenses	4.8	10.3	0.3	—	15.4
Interest expense	—	—	13.0	—	13.0
Total expenses	4.8	1,143.0	13.3	—	1,161.1
Pre-tax income (loss) from continuing operations	(4.8)	43.4	(13.3)	—	25.3
Income tax benefit	—	8.2	4.7	—	12.9
Net income (loss) from continuing operations	(4.8)	51.6	(8.6)	—	38.2
Net loss from discontinued operations, net of tax	—	(0.2)	—	—	(0.2)
Net income (loss) before equity in earnings of unconsolidated affiliates	(4.8)	51.4	(8.6)	—	38.0
Equity in earnings of subsidiaries, net of tax	41.6	—	8.3	(49.9)	—
Net income (loss) including noncontrolling interests	36.8	51.4	(0.3)	(49.9)	38.0
Less: Net income attributable to noncontrolling interests	—	(1.2)	—	—	(1.2)
Net income (loss) attributable to OneBeacon's common shareholders	36.8	50.2	(0.3)	(49.9)	36.8
Net change in benefit plan assets and obligations, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$36.8	$50.2	$(0.3)	$(49.9)	$36.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income (Loss)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2014	(in millions)
Revenues
Earned premiums	$—	$1,177.1	$—	$—	$1,177.1
Net investment income	—	44.4	0.1	(1.1)	43.4
Net realized and change in unrealized investment gains	—	44.6	—	(4.2)	40.4
Net other revenues (expenses)	—	5.8	(3.7)	3.7	5.8
Total revenues	—	1,271.9	(3.6)	(1.6)	1,266.7
Expenses
Loss and loss adjustment expenses	—	815.1	—	—	815.1
Policy acquisition expenses	—	203.3	—	—	203.3
Other underwriting expenses	—	179.2	—	—	179.2
General and administrative expenses	5.1	8.4	0.3	—	13.8
Interest expense	—	—	14.1	(1.1)	13.0
Total expenses	5.1	1,206.0	14.4	(1.1)	1,224.4
Pre-tax income (loss) from continuing operations	(5.1)	65.9	(18.0)	(0.5)	42.3
Income tax benefit	—	5.8	6.3	0.2	12.3
Net income (loss) from continuing operations	(5.1)	71.7	(11.7)	(0.3)	54.6
Net loss from discontinued operations, net of tax	—	(20.6)	—	—	(20.6)
Income (loss) before equity in earnings of unconsolidated affiliates	(5.1)	51.1	(11.7)	(0.3)	34.0
Equity in earnings of subsidiaries, net of tax	38.0	—	9.5	(47.5)	—
Net income (loss) including noncontrolling interests	32.9	51.1	(2.2)	(47.8)	34.0
Less: Net income attributable to noncontrolling interests	—	(1.1)	—	—	(1.1)
Net income (loss) attributable to OneBeacon's common shareholders	32.9	50.0	(2.2)	(47.8)	32.9
Net change in benefit plan assets and obligations, net of tax	(12.0)	—	(12.0)	12.0	(12.0)
Comprehensive income (loss) attributable to OneBeacon's common shareholders	$20.9	$50.0	$(14.2)	$(35.8)	$20.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2016	($ in millions)
Cash flows from operations:
Net income including noncontrolling interests	$107.4	$121.8	$50.5	$(171.1)	$108.6
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(111.9)	—	(59.2)	171.1	—
Net realized and change in unrealized investment gains	—	(37.7)	—	—	(37.7)
Net adjustment to gain on sale of business	—	(0.5)	—	—	(0.5)
Deferred income tax expense	—	15.4	—	—	15.4
Dividends received from subsidiaries	91.0	4.5	4.5	(100.0)	—
Other operating items:
Net change in loss and LAE reserves	—	(24.2)	—	—	(24.2)
Net change in unearned premiums	—	14.8	—	—	14.8
Net change in ceded unearned premium	—	(14.7)	—	—	(14.7)
Net change in premiums receivable	—	(9.3)	—	—	(9.3)
Net change in reinsurance recoverable on paid and unpaid losses	—	14.0	—	—	14.0
Net change in funds held under insurance contracts.	—	15.3	—	—	15.3
Net change in other assets and liabilities	2.3	(38.6)	1.9	—	(34.4)
Net cash provided from (used for) operations—continuing operations	88.8	60.8	(2.3)	(100.0)	47.3
Net cash used for operations—discontinued operations	—	—	—	—	—
Net cash provided from (used for) operations	88.8	60.8	(2.3)	(100.0)	47.3
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	1.9	(44.0)	(0.8)	—	(42.9)
Maturities of fixed maturity investments	—	543.5	—	—	543.5
Sales of fixed maturity investments	—	771.2	24.2	(42.5)	752.9
Sales of common equity securities	—	384.9	—	—	384.9
Return of capital and distributions of other investments	—	11.6	—	—	11.6
Purchases of fixed maturity investments	—	(1,420.1)	(18.3)	42.5	(1,395.9)
Purchases of common equity securities	—	(260.0)	—	—	(260.0)
Contributions for other investments	—	(1.0)	—	—	(1.0)
Net change in unsettled investment purchases and sales	—	29.1	—	—	29.1
Net acquisitions of property and equipment	—	(2.7)	—	—	(2.7)
Capital contribution from parent	—	27.3	28.5	(55.8)	—
Net cash provided from investing activities—continuing operations	1.9	39.8	33.6	(55.8)	19.5
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash provided from investing activities	1.9	39.8	33.6	(55.8)	19.5
Cash flows from financing activities:
Cash dividends paid to common shareholders	(79.2)	—	—	—	(79.2)
Cash dividends paid to parent	—	(95.5)	(4.5)	100.0	—
Capital contribution to subsidiary	—	(28.5)	(27.3)	55.8	—
Repurchases and retirements of common stock	(11.5)	—	—	—	(11.5)
Payments on capital lease obligation	—	(1.7)	—	—	(1.7)
Net cash used for financing activities—continuing operations	(90.7)	(125.7)	(31.8)	155.8	(92.4)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(90.7)	(125.7)	(31.8)	155.8	(92.4)
Net decrease in cash during period	—	(25.1)	(0.5)	—	(25.6)
Cash balance at beginning of period	—	94.6	0.6	—	95.2
Cash balance at end of period	$—	$69.5	$0.1	$—	$69.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2015	($ in millions)
Cash flows from operations:
Net income (loss) including noncontrolling interests	$36.8	$51.4	$(0.3)	$(49.9)	$38.0
Charges (credits) to reconcile net income to cash flows provided from operations:
Undistributed earnings from subsidiaries	(41.6)	—	(8.3)	49.9	—
Net loss from discontinued operations	—	0.2	—	—	0.2
Net realized and change in unrealized investment gains	—	35.1	—	—	35.1
Net adjustment to gain on sale of business	—	3.7	—	—	3.7
Deferred income tax benefit	—	(5.8)	—	—	(5.8)
Dividends received from subsidiaries	72.0	99.9	110.9	(282.8)	—
Other operating items:
Net change in loss and LAE reserves	—	47.6	—	—	47.6
Net change in unearned premiums	—	(28.0)	—	—	(28.0)
Net change in ceded unearned premiums	—	(11.6)	—	—	(11.6)
Net change in premiums receivable	—	22.5	—	—	22.5
Net change in reinsurance recoverable on paid and unpaid losses	—	(19.7)	—	—	(19.7)
Net change in funds held under reinsurance contracts	—	37.1	—	—	37.1
Net change in funds held under insurance contracts	—	56.7	—	—	56.7
Net change in other assets and liabilities	2.5	13.6	0.5	—	16.6
Net cash provided from operations—continuing operations	69.7	302.7	102.8	(282.8)	192.4
Net cash used for operations—discontinued operations	—	(0.5)	—	—	(0.5)
Net cash provided from operations	69.7	302.2	102.8	(282.8)	191.9
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	14.0	118.5	0.6	—	133.1
Maturities of fixed maturity investments	—	262.4	—	—	262.4
Sales of fixed maturity investments	—	491.5	88.7	183.3	763.5
Sales of common equity securities	—	345.6	—	—	345.6
Return of capital and distributions of other investments	—	40.5	—	—	40.5
Purchases of fixed maturity investments	—	(1,055.3)	(94.9)	(183.3)	(1,333.5)
Purchases of common equity securities	—	(323.5)	—	—	(323.5)
Contributions for other investments	—	(4.2)	—	—	(4.2)
Net change in unsettled investment purchases and sales	—	(23.8)	—	—	(23.8)
Proceeds from sale of property and equipment	—	56.8	—	—	56.8
Net acquisitions of property and equipment	—	(11.5)	—	—	(11.5)
Capital contribution from parent	—	2.2	5.5	(7.7)	—
Net cash provided from (used for) investing activities—continuing operations	14.0	(100.8)	(0.1)	(7.7)	(94.6)
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash provided from (used for) investing activities	14.0	(100.8)	(0.1)	(7.7)	(94.6)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(80.0)	—	—	—	(80.0)
Cash dividends paid to parent	—	(182.9)	(99.9)	282.8	—
Capital contribution to subsidiary	—	(5.5)	(2.2)	7.7	—
Repurchases and retirements of common stock	(3.7)	—	—	—	(3.7)
Payments on capital lease obligation	—	(5.4)	—	—	(5.4)
Net cash used for financing activities—continuing operations	(83.7)	(193.8)	(102.1)	290.5	(89.1)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(83.7)	(193.8)	(102.1)	290.5	(89.1)
Net increase in cash during period	—	7.6	0.6	—	8.2
Cash balance at beginning of period	—	87.0	—	—	87.0
Cash balance at end of period	$—	$94.6	$0.6	$—	$95.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 19. Consolidating Financial Information

Consolidating Statement of Cash Flows	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Year ended December 31, 2014	($ in millions)
Cash flows from operations:
Net income (loss) including noncontrolling interests	$32.9	$51.1	$(2.2)	$(47.8)	$34.0
Charges (credits) to reconcile net income to cash flows provided from operations:
Undistributed earnings from subsidiaries	(38.0)	—	(9.5)	47.5	—
Net loss from discontinued operations	—	20.6	—	—	20.6
Net realized and change in unrealized investment gains	—	(44.6)	—	4.2	(40.4)
Net other realized losses	—	(3.7)	3.7	—	—
Deferred income tax expense (benefit)	—	(18.8)	—	(0.2)	(19.0)
Dividends received from subsidiaries	90.4	15.0	50.0	(155.4)	—
Other operating items:
Net change in loss and LAE reserves	—	287.9	—	—	287.9
Net change in unearned premiums	—	43.4	—	—	43.4
Net change in ceded unearned premiums	—	(3.6)	—	—	(3.6)
Net change in premiums receivable	—	(13.3)	—	—	(13.3)
Net change in reinsurance recoverable on paid and unpaid losses	—	(83.9)	—	—	(83.9)
Net change in funds held under reinsurance contracts	—	(35.3)	—	—	(35.3)
Net change in funds held under insurance contracts	—	17.7	—	—	17.7
Net change in other assets and liabilities	1.9	(49.6)	(1.9)	(6.5)	(56.1)
Net cash provided from operations—continuing operations	87.2	182.9	40.1	(158.2)	152.0
Net cash used for operations—discontinued operations	—	(54.5)	—	—	(54.5)
Net cash provided from operations	87.2	128.4	40.1	(158.2)	97.5
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(5.4)	(62.8)	2.7	—	(65.5)
Maturities of fixed maturity investments	—	396.4	—	—	396.4
Sales of fixed maturity investments	—	1,927.9	80.3	(165.1)	1,843.1
Sales of common equity securities	—	240.2	—	—	240.2
Return of capital and distributions of other investments	—	53.4	—	—	53.4
Purchases of fixed maturity investments	—	(2,265.1)	(80.9)	139.2	(2,206.8)
Purchases of common equity securities	—	(202.4)	—	—	(202.4)
Contributions for other investments	—	(81.9)	—	—	(81.9)
Net change in unsettled investment purchases and sales	—	(15.0)	—	—	(15.0)
Net acquisitions of property and equipment	—	(2.2)	—	—	(2.2)
Capital contribution from parent	—	70.0	70.0	(140.0)	—
Net cash (used for) provided from investing activities—continuing operations	(5.4)	58.5	72.1	(165.9)	(40.7)
Net cash provided from investing activities—discontinued operations	—	—	—	—	—
Net cash (used for) provided from investing activities	(5.4)	58.5	72.1	(165.9)	(40.7)
Cash flows from financing activities:
Repurchases of debt	—	—	(28.7)	28.7	—
Cash dividends paid to common shareholders	(80.0)	—	—	—	(80.0)
Cash dividends paid to parent	—	(140.4)	(15.0)	155.4	—
Capital contribution to subsidiary	—	(70.0)	(70.0)	140.0	—
Repurchases and retirements of common stock	(1.8)	—	—	—	(1.8)
Payments on capital lease obligation	—	(5.3)	—	—	(5.3)
Net cash used for financing activities—continuing operations	(81.8)	(215.7)	(113.7)	324.1	(87.1)
Net cash used for financing activities—discontinued operations	—	—	—	—	—
Net cash used for financing activities	(81.8)	(215.7)	(113.7)	324.1	(87.1)
Net decrease in cash during period	—	(28.8)	(1.5)	—	(30.3)
Cash transferred with sale of business	—	(50.8)	—	—	(50.8)
Net decrease after cash transferred with sale of business	—	(79.6)	(1.5)	—	(81.1)
Cash balance at beginning of period	—	166.6	1.5	—	168.1
Cash balance at end of period	$—	$87.0	$—	$—	$87.0

NOTE 20. Selected Quarterly Financial Data (Unaudited)
Selected quarterly financial data for 2016 and 2015 is shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods.

	2016 Three months ended				2015 Three months ended
($ in millions, except per share amounts)	Mar 31	Jun 30	Sep 30	Dec 31	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$310.5	$309.0	$307.0	$267.9	$308.2	$314.2	$267.8	$296.2
Expenses	272.3	286.0	274.1	265.9	280.1	311.3	284.6	285.1
Pre-tax income (loss) from continuing operations	38.2	23.0	32.9	2.0	28.1	2.9	(16.8)	11.1
Tax (expense) benefit	8.7	2.0	(4.6)	6.4	(3.4)	0.9	3.5	11.9
Net income (loss) from continuing operations	46.9	25.0	28.3	8.4	24.7	3.8	(13.3)	23.0
Net (loss) gain from discontinued operations, net of tax	—	—	—	—	(0.1)	0.1	(0.1)	(0.1)
Net income (loss) including noncontrolling interests	46.9	25.0	28.3	8.4	24.6	3.9	(13.4)	22.9
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)	—	(0.2)	(0.5)	(0.5)	—	(0.2)
Net income (loss) attributable to OneBeacon's common shareholders	$46.4	$24.5	$28.3	$8.2	$24.1	$3.4	$(13.4)	$22.7
Earnings (loss) per share attributable to OneBeacon's common shareholders—basic and diluted:(1)
Net income (loss) from continuing operations per share	$0.49	$0.26	$0.30	$0.09	$0.25	$0.03	$(0.14)	$0.24
Net income (loss) attributable to OneBeacon's common shareholders per share	$0.49	$0.26	$0.30	$0.09	$0.25	$0.03	$(0.14)	$0.24
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
We assessed the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2016. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, we have concluded that OneBeacon maintained effective internal control over financial reporting as of December 31, 2016.
PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, has audited the effectiveness of OneBeacon's internal control over financial reporting as of December 31, 2016 as stated in their report which appears on page F-86.

February 27, 2017

/s/ T. MICHAEL MILLER	/s/ PAUL H. MCDONOUGH
T. Michael Miller President and Chief Executive Officer (Principal Executive Officer)	Paul H. McDonough Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OneBeacon Insurance Group, Ltd.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of OneBeacon Insurance Group, Ltd. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Minneapolis, Minnesota
February 27, 2017

SCHEDULE I
ONEBEACON INSURANCE GROUP, LTD.
SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 2016

	Amortized Cost	Fair Value	Carrying Value
	($ in millions)
Investments:
Fixed maturity investments:
Bonds:
U.S. Government	$169.6	$167.3	$167.3
Corporate bonds and asset-backed securities	1,915.4	1,916.2	1,916.2
States, municipalities and political subdivisions	70.1	70.5	70.5
Foreign governments	1.0	1.2	1.2
Preferred stocks	8.3	13.9	13.9
Total fixed maturity investments	2,164.4	2,169.1	2,169.1
Short-term investments	112.1	112.1	112.1
Common equity securities:
ETFs	159.6	164.4	164.4
Banks, trust and insurance companies	3.7	3.9	3.9
Industrial, miscellaneous and other	178.6	184.8	184.8
Total common equity securities	182.3	188.7	188.7
Other investments	120.9	150.5	150.5
Total investments	$2,579.7	$2,620.4	$2,620.4

SCHEDULE II
ONEBEACON INSURANCE GROUP, LTD.
(Registrant Only)
CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	($ in millions)
Assets:
Short-term investments, at amortized cost (which approximates fair value)	$2.5	$4.4
Investments in subsidiaries	1,018.8	996.9
Other assets	0.4	0.5
Total assets	$1,021.7	$1,001.8

Liabilities	$0.4	$0.9
OneBeacon's common shareholders' equity	1,021.3	1,000.9
Total liabilities and OneBeacon's common shareholders' equity	$1,021.7	$1,001.8

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Revenues	$—	$—	$—
Expenses	4.5	4.8	5.1
Pre-tax loss from continuing operations	(4.5)	(4.8)	(5.1)
Income tax benefit	—	—	—
Net loss from continuing operations	(4.5)	(4.8)	(5.1)
Equity in earnings from subsidiaries, net of tax	111.9	41.6	38.0
Net income attributable to OneBeacon's common shareholders	107.4	36.8	32.9
Other comprehensive income (loss) items, after tax	1.0	—	(12.0)
Comprehensive income attributable to OneBeacon's common shareholders	$108.4	$36.8	$20.9

See Notes to Financial Statements.

SCHEDULE II (continued)
ONEBEACON INSURANCE GROUP, LTD.
(Registrant Only)
CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
	($ in millions)
Net income	$107.4	$36.8	$32.9
Charges (credits) to reconcile net income to net cash from operations:
Undistributed earnings from subsidiaries	(111.9)	(41.6)	(38.0)
Dividends received from subsidiaries	91.0	72.0	90.4
Net change in other assets and liabilities	2.3	2.5	1.9
Net cash provided from operations	88.8	69.7	87.2
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	1.9	14.0	(5.4)
Net cash provided from (used for) investing activities	1.9	14.0	(5.4)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(79.2)	(80.0)	(80.0)
Repurchases and retirements of common stock	(11.5)	(3.7)	(1.8)
Net cash used for financing activities	(90.7)	(83.7)	(81.8)
Net change in cash during the year	—	—	—
Cash balance at beginning of year	—	—	—
Cash balance at end of year	$—	$—	$—

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
3. Supplemental Cash Flow Information
Dividends received from subsidiaries were $91.0 million, $72.0 million and $90.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

SCHEDULE III
ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Deferred acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Other policy claims and benefits payable	Premiums earned	Net investment income(1)	Benefits, claims, losses, and settlement expenses	Amortization of policy acquisition expenses	Other operating expenses	Premiums written
	($ in millions)
Years ended:
December 31, 2016:
Specialty Industries	$48.0	$570.7	$255.3	$—	$576.2	$—	$(280.6)	$(106.5)	$(120.4)	$559.8
Specialty Products	48.3	776.6	319.8	—	524.4	—	(375.4)	(99.5)	(88.6)	540.9
Investing, Financing and Corporate(2)	—	18.3	—	—	—	50.6	—	—	—	—
December 31, 2015:
Specialty Industries	$51.1	$597.2	$272.2	$—	$615.9	$—	$(390.0)	$(113.7)	$(120.3)	$603.6
Specialty Products	49.6	772.2	288.1	—	560.3	—	(310.7)	(100.1)	(97.9)	533.0
Investing, Financing and Corporate(2)	—	20.4	—	—	—	45.9	—	—	—	—
December 31, 2014:
Specialty Industries	$53.5	$519.6	$284.7	$—	$595.0	$—	$(357.2)	$(107.1)	$(100.8)	$610.0
Specialty Products	49.7	798.8	303.6	—	582.1	—	(457.9)	(96.2)	(78.4)	606.9
Investing, Financing and Corporate(2)	—	23.8	—	—	—	43.4	—	—	—	—
__________________________________________________________

(1)
Invested assets are not allocated to Specialty Industries or Specialty Products since OneBeacon does not manage its assets by segment. Net investment income related to OneBeacon's Specialty Industries and Specialty Products segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments.

(2)
As described in Note 18—"Discontinued Operations", ASIC is ceding to Bedivere 100% of the legacy Runoff Business that was written on ASIC or one of the ongoing entities. The balance of $18.3 million, $20.4 million and $23.8 million as of December 31, 2016, 2015 and 2014, respectively, is included in both unpaid loss and LAE reserves and reinsurance recoverable included within Investing, Financing, and Corporate.

SCHEDULE IV
ONEBEACON INSURANCE GROUP, LTD.
REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Premiums earned	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	($ in millions)
Year ended December 31, 2016
Specialty Products	$568.0	$(65.2)	$21.6	$524.4	4.1%
Specialty Industries	609.0	(40.6)	7.8	576.2	1.4%
Total Insurance Operations	$1,177.0	$(105.8)	$29.4	$1,100.6	2.7%
Year ended December 31, 2015
Specialty Products	$647.8	$(124.7)	$37.2	$560.3	6.6%
Specialty Industries	650.2	(43.0)	8.7	615.9	1.4%
Total Insurance Operations	$1,298.0	$(167.7)	$45.9	$1,176.2	3.9%
Year ended December 31, 2014
Specialty Products	$582.5	$(62.2)	$61.8	$582.1	10.6%
Specialty Industries	626.6	(40.7)	9.1	595.0	1.5%
Total Insurance Operations	$1,209.1	$(102.9)	$70.9	$1,177.1	6.0%

SCHEDULE V
ONEBEACON INSURANCE GROUP, LTD.
VALUATION AND QUALIFYING ACCOUNTS

	Column A	Column B	Column C	Column D	Column E
	Additions (subtractions)
Description	Balance at beginning of period	Charged (credited) to costs and expenses	Charged (credited) to other accounts(1)	Other additions (deductions) described(2)	Balance at end of period
	($ in millions)
Years ended:
December 31, 2016
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$0.7	$0.2	$—	$—	$0.9
Premiums receivable:
Allowance for uncollectible accounts	2.0	(0.3)	(0.4)	—	1.3
December 31, 2015
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$2.2	$(0.1)	$—	$(1.4)	$0.7
Premiums receivable:
Allowance for uncollectible accounts	1.9	0.8	(0.7)	—	2.0
December 31, 2014
Reinsurance recoverable on paid and unpaid losses:
Allowance for reinsurance balances	$14.3	$(0.5)	$—	$(11.6)	$2.2
Premiums receivable:
Allowance for uncollectible accounts	3.1	(0.2)	(1.0)	—	1.9
_______________________________________________________________________________

(1)
Amount credited to other accounts represents a reduction in the Allowance for uncollectible premiums receivable which was offset by a corresponding reduction in Gross premiums receivable. There was no impact to Premiums receivable as presented in the consolidated balance sheet.

(2)	Represents net collections (charge offs) of balances receivable.

SCHEDULE VI
ONEBEACON INSURANCE GROUP, LTD.
SUPPLEMENTAL INFORMATION FOR PROPERTY AND CASUALTY INSURANCE UNDERWRITERS

Column A	Column B	Column C		Column D	Column E	Column F	Column G	Column H		Column I	Column J	Column K
	Deferred acquisition costs	Reserves for Unpaid Claims and Claims Adjustment Expenses		Discount, if any, deducted in Column C(1)	Unearned Premiums	Earned Premiums	Net investment income(2)	Claims and Claims Adjustment Expenses Incurred Related to		Amortization of deferred policy acquisition costs	Paid Claims and Claims Adjustment Expenses	Premiums written
Affiliation with registrant								Current Year	Prior Year
	($ in millions)
Specialty Industries:
2016	$48.0	$570.7		$1.6	$255.3	$576.2	$—	$311.9	$(31.3)	$(106.5)	$307.9	$559.8
2015	51.1	597.2		1.1	272.2	615.9	—	368.2	21.8	(113.7)	322.7	603.6
2014	53.5	519.6		1.0	284.7	595.0	—	329.2	28.0	(107.1)	277.3	610.0
Specialty Products:
2016	$48.3	$776.6		$—	$319.8	$524.4	$—	$328.7	$46.7	$(99.5)	$359.2	$540.9
2015	49.6	772.2		—	288.1	560.3	—	334.3	(23.6)	(100.1)	354.8	533.0
2014	49.7	798.8		—	303.6	582.1	—	396.1	61.8	(96.2)	331.3	606.9
Investing, Financing and Corporate:(4)
2016	$—	$18.3	(3)	$—	$—	$—	$50.6	$—	$—	$—	$—	$—
2015	—	20.4	(3)	—	—	—	45.9	—	—	—	—	—
2014	—	23.8	(3)	—	—	—	43.4	—	—	—	—	—
__________________________________________________________

(1)
The amounts shown represent discount on long-term workers compensation loss and LAE reserves, as such liabilities constitute unpaid but settled claims under which the payment pattern and ultimate costs are fixed and determinable on an individual basis. OneBeacon discounts these reserves at the statutory rate (2.5% as of December 31, 2016, 2015 and 2014).

(2)
Invested assets are not allocated to Specialty Industries or Specialty Products since OneBeacon does not manage its assets by segment and these assets are available for payment of losses and expenses for all segments and, as such, the related net investment income is included in the Investing, Financing and Corporate segment.

(3)
As described in Note 18—"Discontinued Operations", ASIC is ceding to Bedivere 100% of the legacy Runoff Business that was written on ASIC or one of the ongoing entities. The balances of $18.3 million, $20.4 million, and $23.8 million as of December 31, 2016, 2015 and 2014, respectively, are included in unpaid loss and loss adjustment expense reserves within Investing, Financing, and Corporate.