Form 10-Q
period 2017-03-31
OneBeacon Insurance Group, Ltd.
filed 2017-05-02
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Registrant's telephone number, including area code: (952) 852-2431
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 28, 2017, 22,986,618 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

($ in millions, except per share amounts)	March 31, 2017	December 31, 2016
Assets	(Unaudited)
Investment Securities:
Fixed maturity investments, at fair value (amortized cost: $2,154.6 in 2017 and $2,164.4 in 2016)	$2,166.7	$2,169.1
Short-term investments, at amortized cost (which approximates fair value)	92.7	112.1
Common equity securities, at fair value (amortized cost: $182.4 in 2017 and $182.3 in 2016)	198.9	188.7
Other investments, at fair value (amortized cost: $109.1 in 2017 and $120.9 in 2016)	135.8	150.5
Total investment securities	2,594.1	2,620.4
Cash	79.6	69.6
Reinsurance recoverables	178.1	179.5
Premiums receivable	225.9	228.3
Deferred acquisition costs	98.5	96.3
Ceded unearned premiums	52.4	44.2
Net deferred tax asset	125.5	126.7
Investment income accrued	12.4	11.3
Accounts receivable on unsettled investment sales	9.1	1.4
Other assets	196.4	212.2
Total assets	$3,572.0	$3,589.9
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,368.8	$1,365.6
Unearned premiums	578.4	575.1
Funds held under insurance contracts	148.7	153.0
Debt	273.2	273.2
Accounts payable on unsettled investment purchases	3.6	—
Other liabilities	162.5	197.8
Total liabilities	2,535.2	2,564.7
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Preference shares (Par value $0.01; 80,000,000 authorized shares; none issued or outstanding)	—	—
Common shares and paid-in surplus (Class A: par value $0.01; 200,000,000 authorized shares; 22,986,618 and 22,592,731 issued and outstanding)(Class B: par value $0.01; 200,000,000 authorized shares; 71,754,738 issued and outstanding for both periods)	1,013.0	1,013.2
Retained earnings	24.5	12.3
Accumulated other comprehensive loss (AOCL)	(4.1)	(4.2)
Total OneBeacon's common shareholders' equity	1,033.4	1,021.3
Total noncontrolling interests	3.4	3.9
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,036.8	1,025.2
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$3,572.0	$3,589.9

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
($ in millions, except per share amounts)	2017	2016
Revenues
Earned premiums	$261.8	$278.6
Net investment income	12.2	14.4
Net realized and change in unrealized investment gains	15.0	16.6
Net other revenues	3.4	0.9
Total revenues	292.4	310.5
Expenses
Loss and loss adjustment expenses	150.6	158.8
Policy acquisition expenses	45.3	51.0
Other underwriting expenses	51.7	55.3
General and administrative expenses	5.0	3.9
Interest expense	3.3	3.3
Total expenses	255.9	272.3
Pre-tax income	36.5	38.2
Income tax (expense) benefit	(3.9)	8.7
Net income, including noncontrolling interests	32.6	46.9
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)
Net income attributable to OneBeacon's common shareholders	32.1	46.4
Other comprehensive income, net of tax	0.1	—
Comprehensive income attributable to OneBeacon's common shareholders	$32.2	$46.4

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted
Net income attributable to OneBeacon's common shareholders per share	$0.34	$0.49
Dividends declared and paid per OneBeacon's common share	$0.21	$0.21

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

		OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
($ in millions)	Common shares outstanding	Common shares and paid-in surplus	Retained earnings	AOCL	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
Balances at January 1, 2017	94,347,469	$1,013.2	$12.3	$(4.2)	$1,021.3	$3.9	$1,025.2
Comprehensive income:
Net income	—	—	32.1	—	32.1	0.5	32.6
Other comprehensive income, net of tax	—	—	—	0.1	0.1	—	0.1
Total comprehensive income	—	—	32.1	0.1	32.2	0.5	32.7
Amortization of restricted share awards	—	0.9	—	—	0.9	—	0.9
Issuance of common shares	461,160	—	—	—	—	—	—
Repurchase and retirement of common shares	(67,273)	(1.1)	—	—	(1.1)	—	(1.1)
Dividends	—	—	(19.9)	—	(19.9)	(1.0)	(20.9)
Balances at March 31, 2017	94,741,356	$1,013.0	$24.5	$(4.1)	$1,033.4	$3.4	$1,036.8

		OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
($ in millions)	Common shares outstanding	Common shares and paid-in surplus	Retained earnings	AOCL	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
Balances at January 1, 2016	95,089,240	$1,022.0	$(15.9)	$(5.2)	$1,000.9	$3.6	$1,004.5
Comprehensive income:
Net income	—	—	46.4	—	46.4	0.5	46.9
Other comprehensive income, net of tax	—	—	—	—	—	—	—
Total comprehensive income	—	—	46.4	—	46.4	0.5	46.9
Amortization of restricted share awards	—	0.6	—	—	0.6	—	0.6
Issuance of common shares	170,650	—	—	—	—	0.1	0.1
Repurchase and retirement of common shares	(915,330)	(11.5)	—	—	(11.5)	—	(11.5)
Dividends		—	(19.8)	—	(19.8)	(1.0)	(20.8)
Balances at March 31, 2016	94,344,560	$1,011.1	$10.7	$(5.2)	$1,016.6	$3.2	$1,019.8

   See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
($ in millions)	2017	2016
Cash flows from operations:
Net income including noncontrolling interests	$32.6	$46.9
Charges (credits) to reconcile net income to cash flows provided from operations:
Net realized and change in unrealized investment gains	(15.0)	(16.6)
Deferred income tax expense	1.6	6.7
Other operating items:
Net change in loss and LAE reserves	3.2	(46.0)
Net change in unearned premiums	3.3	8.3
Net change in ceded unearned premium	(8.2)	(6.8)
Net change in premiums receivable	2.4	(11.4)
Net change in reinsurance recoverables on paid and unpaid losses	1.4	26.5
Net change in funds held under insurance contracts	(4.3)	(2.8)
Net change in other assets and liabilities	(18.3)	(28.3)
Net cash used for operations	(1.3)	(23.5)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	19.5	(50.5)
Maturities of fixed maturity investments	105.6	110.1
Sales of fixed maturity investments	493.2	161.9
Sales of common equity securities	1.8	103.2
Return of capital and distributions of other investments	13.3	3.0
Purchases of fixed maturity investments	(594.2)	(209.8)
Purchases of common equity securities	(1.6)	(75.4)
Contributions for other investments	(0.8)	(0.3)
Net change in unsettled investment purchases and sales	(4.1)	27.6
Net acquisitions of property and equipment	(0.4)	(0.9)
Net cash provided from investing activities	32.3	68.9
Cash flows from financing activities:
Cash dividends paid to common shareholders	(19.9)	(19.8)
Repurchases and retirements of common stock	(1.1)	(11.5)
Payments on capital lease obligation	—	(0.5)
Net cash used for financing activities	(21.0)	(31.8)
Net increase in cash during period	10.0	13.6
Cash balance at beginning of period	69.6	95.2
Cash balance at end of period	$79.6	$108.8
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
OneBeacon is 75.7% owned by White Mountains Insurance Group, Ltd. ("White Mountains"), a holding company whose businesses provide property and casualty insurance, reinsurance and certain other products. The Company's headquarters are located at 26 Reid Street, Hamilton HM 11, Bermuda. The Company's U.S. corporate headquarters are located at 605 North Highway 169, Plymouth, Minnesota 55441 and its registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.
OneBeacon's reportable segments are Specialty Products, Specialty Industries and Investing, Financing and Corporate. The Specialty Products segment is comprised of ten active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. The Specialty Industries segment is comprised of six active underwriting operating segments, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate holding company subsidiaries. See Note 6—"Segment Information" for changes to underwriting operating and reportable segments during the three months ended March 31, 2017. Prior periods have been restated to conform to the current presentation of segment information.
All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows of OneBeacon. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2016 Annual Report on Form 10-K for a complete discussion regarding OneBeacon’s significant accounting policies. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.
Derivatives
During the three months ended March 31, 2017, OneBeacon began purchasing foreign currency forward contracts in order to provide an economic hedge against fluctuations in certain foreign-denominated fixed maturity securities that were purchased during the same time period. These foreign currency forward contracts are considered derivative financial instrument and they have not been designated or accounted for under hedge accounting. OneBeacon recognizes these derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheets. Changes in the fair value of derivative instruments, or realized gains and losses from the sale or maturity of the forward contracts, are recognized as components of investment results in current period pre-tax income.
Recently Adopted Changes in Accounting Principles
Stock Compensation
Effective January 1, 2017, OneBeacon adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASC 718) which simplifies certain aspects of the accounting for share-based compensation. The new guidance provides an accounting policy election to account for forfeitures by either applying an assumption, as required under existing guidance, or by recognizing forfeitures when they actually occur. At adoption, OneBeacon did not change its accounting policy for forfeitures, which is to apply an assumed forfeiture rate. The new guidance has also changed the threshold for partial cash settlement to settle statutory withholding requirements for equity classified awards, increasing the threshold up to the maximum statutory tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

In addition, the new guidance changed the treatment for excess tax benefits which arise from the difference between the deduction for tax purposes and the compensation costs recognized for financial reporting. Previously, excess tax benefits were recognized through other comprehensive income. Under the new guidance, OneBeacon will recognize excess tax benefits or expense in current period earnings.
Short-Duration Contracts
Effective December 31, 2016, OneBeacon adopted ASU 2015-09, Disclosures about Short Duration Contracts (ASC 944) which requires expanded footnote disclosures about loss and loss adjustment expense ("LAE") reserves. Upon adoption, OneBeacon modified its disclosures in the Company's 2016 Annual Report on Form 10-K to include loss development tables on a disaggregated basis by accident year and a reconciliation of loss development data to the loss and LAE reserves reflected on the balance sheet. The footnote disclosures were also expanded to include information about claim frequency data, including a description of how the claims frequency data is measured. Prior year disclosures were modified to conform to the new disclosures. There was no impact upon adoption to the financial statements contained herein as OneBeacon was already disclosing the new required loss rollforward. See Note 2 - "Unpaid Loss and Loss Adjustment Expense (LAE) Reserves".
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (ASC230). Under current guidance, restricted amounts of cash or cash equivalents are excluded from the cash flow statement. The new guidance requires restricted cash and restricted cash equivalents to be included in the reconciliation of beginning and end-of-period amounts presented on the statement of cash flows. In addition, the new guidance requires a description of the nature of the changes in restricted cash and cash equivalents during the periods presented.
The updated guidance in ASU 2016-15 and ASU 2016-18 are both effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. OneBeacon does not expect the adoption of this guidance to have a material impact on its consolidated statement of cash flows.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326), which establishes new guidance for the recognition of credit losses for financial assets measured at amortized cost. The new ASU, which applies to financial assets that have the contractual right to receive cash requires reporting entities to estimate the credit losses expected over the life of a credit exposure using historical information, current information, and reasonable and supportable forecasts that affect the collectability of the financial asset. The types of assets included in the scope of the new guidance includes premium receivables, reinsurance recoverables, and loans. ASU 2016-13 is effective for annual periods beginning after January 1, 2020, including interim periods. OneBeacon measures financial assets at fair value with changes therein recognized in current period earnings and accordingly, does not expect adoption to have a significant impact on its financial statements.
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
Financial Instruments - Recognition and Measurement
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASC 825-10). The new ASU modifies the guidance for financial instruments, including investments in equity securities. Under the new guidance, all equity securities with readily determinable fair values are required to be measured at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1. Nature of Operations and Summary of Significant Accounting Policies

fair value with changes therein recognized through current period earnings. In addition, the new ASU requires a qualitative assessment for equity securities without readily determinable fair values to identify impairment, and for impaired equity securities to be measured at fair value. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. OneBeacon measures its portfolio of investment securities at fair value with changes therein recognized through current period earnings accordingly, does not expect the adoption of ASU 2016-01 to have a significant impact on its financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which modifies the guidance for revenue recognition. Under ASU 2014-09, revenue is to be recognized at an amount that reflects the consideration to which an entity expects to be entitled in exchange for goods and services transferred to customers. The new guidance sets forth the steps to be followed to recognized revenue: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Subsequently, the FASB issued additional ASUs clarifying the guidance in and providing implementation guidance for ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (ASC 606), which delays the effective date of ASU 2014-09 and all related ASUs to annual and interim periods beginning after December 15, 2017. Most of OneBeacon's revenue from customer relates to insurance contracts, which are excluded from the scope of ASU 2014-09, as are investment income and investment gains and losses. However, the new guidance is applicable to some of OneBeacon's revenue streams, including certain fee arrangements as well as commissions and other non-insurance revenues. OneBeacon is evaluating the new guidance, but does not expect ASU 2014-09 to have a significant effect on recognition of OneBeacon's non-insurance revenues from customers.
NOTE 2. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves
Loss and LAE reserve summary
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
($ in millions)	2017	2016
Gross beginning balance	$1,365.6	$1,389.8
Less beginning reinsurance recoverables on unpaid losses	(172.9)	(186.0)
Net beginning loss and LAE reserves	1,192.7	1,203.8
Loss and LAE incurred relating to:
Current year losses	150.6	158.8
Prior year losses	—	—
Total incurred loss and LAE	150.6	158.8
Loss and LAE paid relating to:
Current year losses	(21.3)	(22.0)
Prior year losses	(127.9)	(147.2)
Total loss and LAE payments	(149.2)	(169.2)
Net ending loss and LAE reserves	1,194.1	1,193.4
Plus ending reinsurance recoverables on unpaid losses	174.7	150.4
Gross ending loss and LAE reserves	$1,368.8	$1,343.8
Loss and LAE development
Loss and LAE development—2017
During the three months ended March 31, 2017, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves as unfavorable reserve development, primarily in Healthcare due to an adverse settlement on a single managed care errors and omissions claim, and to a lesser extent, unfavorable development in Programs driven by an auto-related program, was offset by favorable reserve development driven by Technology, Accident & Health, and Entertainment resulting from favorable loss experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves

Loss and LAE development—2016
During the three months ended March 31, 2016, OneBeacon experienced no net loss and LAE reserve development on prior accident year reserves, as favorable development from several businesses, most notably Accident & Health and Technology was offset by unfavorable development primarily in Healthcare due to large claims and heavy loss activity.
NOTE 3. Reinsurance
In the normal course of business, OneBeacon's insurance subsidiaries seek to limit losses that may arise from catastrophes or other events by reinsuring with third-party reinsurers. OneBeacon remains liable for risks reinsured even if the reinsurer does not honor its obligations under reinsurance contracts.
Reinsurance Treaties
The Company's reinsurance coverage is discussed in Note 4—"Reinsurance" in the Company's 2016 Annual Report on Form 10-K. There have been no material changes to the Company's reinsurance coverage from that reported in the 2016 Annual Report on Form 10-K.
Reinsurance Recoverables
As of March 31, 2017, OneBeacon had reinsurance recoverables on paid losses of $3.4 million and reinsurance recoverables on unpaid losses of $174.7 million. As reinsurance contracts do not relieve OneBeacon of its obligations, collectibility of balances due from reinsurers is important to OneBeacon's financial strength. The following table summarizes A.M. Best Company, Inc. ("A.M. Best") ratings for OneBeacon's reinsurers, excluding industry pools and associations, based upon reinsurance recoverable amounts on paid and unpaid losses and LAE:

	Balance at March 31, 2017	% of total
A.M.Best's Rating(1):	($ in millions)
A+ or better	$76.5	43%
A- to A	75.5	43%
B, Not Rated and Other(2)	26.1	14%
Total reinsurance recoverables	$178.1	100%
_______________________________________________________________________________
(1) A.M. Best's ratings as detailed above are "A+ or better" (Superior), "A- to A" (Excellent) and "B" (Fair).
(2) Includes reinsurance recoverable on unpaid losses from Bedivere of $17.9 million.

NOTE 4. Investment Securities
OneBeacon's invested assets are comprised of securities and other investments held for general investment purposes. Refer to the Company's 2016 Annual Report on Form 10-K for a complete discussion.
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
Other investments consist primarily of surplus notes, hedge funds and private equity funds. Surplus notes provided in conjunction with the financing of the sale of the run-off business are measured at estimated fair value based on a discounted expected cash flow model, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains. OneBeacon measures its investments in hedge funds and private equity funds at fair value with changes therein reported in total revenues as net realized and change in unrealized investment gains. Other investments also include an investment in a community reinvestment vehicle which is accounted for at fair value, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains, a tax advantaged federal affordable housing development

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Investment Securities

fund, which is accounted for under the proportional amortization method, and beginning in the first quarter of 2017, a foreign currency forward contract which is accounted for at fair value, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains.
OneBeacon's net investment income is comprised primarily of interest income associated with OneBeacon's fixed maturity investments and short-term investments and dividend income from its common equity securities and other investments.
Net investment income for the three months ended March 31, 2017 and 2016 consisted of the following:

	Three months ended March 31,
($ in millions)	2017	2016
Fixed maturity investments	$12.6	$12.1
Short-term investments	0.1	—
Common equity securities	0.8	1.0
Other investments(1)	—	2.5
Gross investment income	13.5	15.6
Less investment expenses	(1.3)	(1.2)
Net investment income, pre-tax	$12.2	$14.4
_______________________________________________________________________________
(1) Includes an interest payment on the surplus notes of $2.4 million received in the three months ended March 31, 2016.

The composition of net realized investment gains and losses consisted of the following:

	Three months ended March 31,
($ in millions)	2017	2016
Fixed maturity investments	$(1.1)	$(1.4)
Common equity securities	0.3	(4.7)
Other investments	1.2	0.2
Net realized investment gains (losses), pre-tax	$0.4	$(5.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Investment Securities

The net changes in net unrealized gains for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31, 2017
($ in millions)	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in unrealized gains reflected in revenues
Fixed maturity investments	$7.3	$0.1	$7.4
Common equity securities	10.1	—	10.1
Other investments	(2.9)	—	(2.9)
Net change, pre-tax	$14.5	$0.1	$14.6

	Three months ended March 31, 2016
($ in millions)	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in unrealized gains reflected in revenues
Fixed maturity investments	$15.0	$—	$15.0
Common equity securities	9.7	—	9.7
Other investments	(2.2)	—	(2.2)
Net change, pre-tax	$22.5	$—	$22.5
The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of March 31, 2017 and December 31, 2016 were as follows:

($ in millions)	March 31, 2017	December 31, 2016
Investment securities:
Gross unrealized investment gains	$62.7	$52.7
Gross unrealized investment losses	(7.5)	(12.0)
Total net unrealized investment gains, pre-tax	55.2	40.7
Income taxes	(16.9)	(14.0)
Total net unrealized investment gains, after-tax	$38.3	$26.7
The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency gains and losses and carrying values of OneBeacon's fixed maturity investments as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$56.0	$—	$(0.2)	$—	$55.8
Debt securities issued by corporations	902.9	7.8	(2.2)	0.1	908.6
Municipal obligations	69.9	1.1	(0.5)	—	70.5
Mortgage and asset-backed securities	1,112.6	3.4	(2.9)	—	1,113.1
Foreign government obligations	4.9	0.1	—	—	5.0
Preferred stocks	8.3	5.4	—	—	13.7
Total fixed maturity investments	$2,154.6	$17.8	$(5.8)	$0.1	$2,166.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Investment Securities

	December 31, 2016
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$169.6	$—	$(2.3)	$—	$167.3
Debt securities issued by corporations	760.6	6.2	(3.7)	—	763.1
Municipal obligations	70.1	0.8	(0.4)	—	70.5
Mortgage and asset-backed securities	1,154.8	1.8	(3.5)	—	1,153.1
Foreign government obligations	1.0	0.2	—	—	1.2
Preferred stocks	8.3	5.6	—	—	13.9
Total fixed maturity investments	$2,164.4	$14.6	$(9.9)	$—	$2,169.1

The following table summarizes the credit ratings(1) of the debt securities issued by corporations owned by OneBeacon as of March 31, 2017 and December 31, 2016:

	at Fair value
($ in millions)	March 31, 2017	December 31, 2016
AA	$62.8	$63.7
A	264.9	169.1
BBB	493.7	450.8
BB	80.1	70.8
B	7.1	8.7
Debt securities issued by corporations	$908.6	$763.1
_______________________________________________________________________________
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor’s Financial Services LLC (“Standard and Poor’s”) and 2) Moody’s Investor Service (“Moody’s”).
The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net unrealized pre-tax foreign currency gains and losses and carrying values of common equity securities and other investments as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
Common equity securities	$182.4	$16.9	$(0.4)	$—	$198.9
Other investments	109.1	28.0	(1.3)	—	135.8
Total common equity securities and other investments	$291.5	$44.9	$(1.7)	$—	$334.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Investment Securities

	December 31, 2016
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
Common equity securities	$182.3	$6.9	$(0.5)	$—	$188.7
Other investments	120.9	31.2	(1.6)	—	150.5
Total common equity securities and other investments	$303.2	$38.1	$(2.1)	$—	$339.2
As of March 31, 2017 and December 31, 2016, the Company held unrestricted collateral from its customers, primarily relating to its surety business, of $148.7 million and $153.0 million, respectively, which is included in cash and invested assets. The obligation to return these funds is classified as funds held under insurance contracts in the consolidated balance sheets.
Fair value measurements
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). Quoted prices in active markets for identical assets or liabilities have the highest priority ("Level 1"), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities ("Level 2") with unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority ("Level 3"). As of March 31, 2017 and December 31, 2016, approximately 93% and 95%, respectively, of the investment portfolio recorded at fair value was priced based upon observable inputs.
Investments valued using Level 1 inputs include fixed maturity investments, primarily investments in U.S. Treasuries, common equity securities and short-term investments, which include U.S. Treasury Bills. Investments valued using Level 2 inputs are comprised primarily of fixed maturity investments, which have been disaggregated into classes, including debt securities issued by corporations, municipal obligations, mortgage and asset-backed securities, foreign government obligations and preferred stocks. Certain ETFs that track U.S. stock indices such as the S&P 500 but are traded on foreign exchanges are also considered Level 2 measurements, as management values such investments using the fund's published net asset value ("NAV") to account for the difference in market close times. Fair value estimates for investments that trade infrequently and have few or no observable market prices are classified as Level 3 measurements. Level 3 fair value estimates based upon unobservable inputs include OneBeacon's investments in surplus notes and certain fixed maturity investments and common equity securities where quoted market prices are unavailable or are not considered reasonable. OneBeacon determines when transfers between levels have occurred as of the beginning of the period.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Investment Securities

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
The fair value of the surplus notes is determined based on a discounted expected cash flow model using information as of the measurement date, and is classified as a Level 3 measurement. OneBeacon’s other investments also include an investment in a community reinvestment vehicle and a foreign currency forward contract, which are accounted for at fair value, and a tax advantaged federal affordable housing development fund, which is accounted for under the proportional amortization method.
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as NAV as prescribed by ASU 2015-07. OneBeacon employs a number of procedures to assess the reasonableness of the NAV reported by the fund's manager, including obtaining and reviewing periodic and audited financial statements and discussing each fund’s pricing with the fund manager throughout the year. In the event OneBeacon believes that its estimate of NAV differs from that reported by the fund due to illiquidity or other factors, OneBeacon will adjust the fund's reported NAV to more appropriately represent the fair value of its interest in the investment. As of March 31, 2017 and December 31, 2016, OneBeacon recorded negative adjustments of $1.0 million and $5.0 million, respectively, to the reported NAV of certain investments in hedge funds and private equity funds.
Fair value measurements by level

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Investment Securities

The following tables summarize the Company's fair value measurements for investments as of March 31, 2017 and December 31, 2016 by level. The major security types were based on the legal form of the securities. OneBeacon has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing asset-backed securities vary depending on the nature of the issuing entity type. OneBeacon further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, OneBeacon has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications the Company uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices.

($ in millions)	Fair value at March 31, 2017	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$55.8	$55.8	$—	$—
Debt securities issued by corporations:
Consumer	185.3	—	185.3	—
Financials	167.3	—	167.3	—
Industrial	136.2	—	136.2	—
Healthcare	130.5	—	130.5	—
Utilities	80.2	—	80.2	—
Technology	64.5	—	64.5	—
Communications	59.7	—	59.7	—
Energy	47.3	—	47.3	—
Basic materials	37.6	—	37.6	—
Debt securities issued by corporations	908.6	—	908.6	—
Municipal obligations	70.5	—	70.5	—
Mortgage and asset-backed securities	1,113.1	—	1,065.9	47.2
Foreign government obligations	5.0	0.5	4.5	—
Preferred stocks	13.7	—	13.7	—
Fixed maturity investments	2,166.7	56.3	2,063.2	47.2
Short-term investments	92.7	92.7	—	—
Common equity securities:
Exchange traded funds(1)	173.4	148.6	24.8	—
Healthcare	6.7	6.7	—	—
Financials	5.1	5.1	—	—
Consumer	4.6	4.6	—	—
Communications	3.6	3.6	—	—
Technology	3.5	3.5	—	—
Energy	1.2	1.2	—	—
Industrial	0.8	0.8	—	—
Common equity securities	198.9	174.1	24.8	—
Other investments(2)(3)	84.1	—	—	84.1
Total(1)(2)	$2,542.4	$323.1	$2,088.0	$131.3
_______________________________________________________________________________

(1)	ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated as level 2 measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Investment Securities

(2)
Excludes the carrying value of $11.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method and $(0.2) million related to foreign currency forward contracts.

(3)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds of $40.2 million for which NAV is generally the practical expedient are no longer classified within the fair value hierarchy.

($ in millions)	Fair value at December 31, 2016	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$167.3	$167.3	$—	$—
Debt securities issued by corporations:
Consumer	194.8	—	194.8	—
Healthcare	129.2	—	129.2	—
Industrial	118.2	—	118.2	—
Financials	96.3	—	96.3	—
Communications	59.4	—	59.4	—
Energy	47.4	—	47.4	—
Technology	40.7	—	40.7	—
Utilities	39.5	—	39.5	—
Basic materials	37.6	—	37.6	—
Debt securities issued by corporations	763.1	—	763.1	—
Municipal obligations	70.5	—	70.5	—
Mortgage and asset-backed securities	1,153.1	—	1,153.1	—
Foreign government obligations	1.2	0.6	0.6	—
Preferred stocks	13.9	—	13.9	—
Fixed maturity investments	2,169.1	167.9	2,001.2	—
Short-term investments	112.1	112.1	—	—
Common equity securities:
Exchange traded funds(1)	164.4	140.9	23.5	—
Healthcare	7.0	7.0	—	—
Consumer	4.3	4.3	—	—
Financials	3.9	3.9	—	—
Technology	3.7	3.7	—	—
Communications	3.5	3.5	—	—
Energy	1.2	1.2	—	—
Industrial	0.7	0.7	—	—
Common equity securities	188.7	165.2	23.5	—
Other investments(2)(3)	86.2	—	—	86.2
Total(1)(2)(3)	$2,556.1	$445.2	$2,024.7	$86.2
_______________________________________________________________________________

(1)	ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated as level 2 measurements.

(2)	Excludes the carrying value of $12.3 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

(3)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds of $52.0 million for which NAV is generally the practical expedient are no longer classified within the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Investment Securities

Rollforwards of Fair Value Measurements by Level
The following tables summarize the changes in OneBeacon’s fair value measurements by level for the three months ended March 31, 2017 and 2016:

			Level 3 Investments
($ in millions)	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Other investments(1)	NAV investments(2)	Total(1)(2)(3)
Balance at January 1, 2017	$333.1	$2,024.7	$—	$86.2	$52.0	$2,496.0
Amortization/accretion	—	(4.1)	—	—	—	(4.1)
Net realized and unrealized gains	9.4	7.2	0.1	(2.1)	0.6	15.2
Purchases	9.3	539.4	47.1	—	0.8	596.6
Sales	(121.4)	(479.2)	—	—	(13.2)	(613.8)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at March 31, 2017	$230.4	$2,088.0	$47.2	$84.1	$40.2	$2,489.9
_______________________________________________________________________________

(1)
Excludes the carrying value of $11.7 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method and $(0.2) million related to foreign currency forward contracts as of March 31, 2017.

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
There were no “Transfers in” to Level 3 or “Transfers out” of Level 3 for the three months ended March 31, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Investment Securities

The following table summarizes the change in net pre-tax unrealized gains or losses for assets designated as Level 3 for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
($ in millions)	2017	2016
Fixed maturity investments	$0.1	$0.5
Other investments	(2.1)	0.4
Total	$(2.0)	$0.9
Significant Unobservable Inputs
As previously described, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing methodologies and both observable and unobservable inputs. The following summarizes significant unobservable inputs used in estimating the fair value of fixed maturity and other investments classified within Level 3, as of March 31, 2017 and December 31, 2016.

($ in millions)	As of March 31, 2017
Description	Fair Value	Rating(1)	Valuation Technique	Unobservable Inputs	Input
Surplus notes:
- Seller priority note	$48.1	N/R	Discounted cash flow	Discount rate(2)	10.6%
				Timing of interest payments(3)	2020
				Timing of principal payments(3)	2030
- Pari passu note	$21.5	N/R	Discounted cash flow	Discount rate(4)	15.0%
				Timing of interest payments(5)	2021
				Timing of principal payments(5)	2035
Non-agency residential mortgage-backed securities	$47.2	AAA	Broker pricing	Broker quote (6)	$102.2
Community reinvestment vehicle	$14.5	N/R	Member share of GAAP net equity	GAAP net equity	$14.5

($ in millions)	As of December 31, 2016
Description	Fair Value	Rating(1)	Valuation Technique	Unobservable Inputs	Input
Surplus notes:
- Seller priority note	$51.1	N/R	Discounted cash flow	Discount rate(2)	9.6%
				Timing of interest payments(3)	2020
				Timing of principal payments(3)	2030
- Pari passu note	$20.8	N/R	Discounted cash flow	Discount rate(4)	15.0%
				Timing of interest payments(5)	2021
				Timing of principal payments(5)	2035
Community reinvestment vehicle	$14.3	N/R	Member share of GAAP net equity	GAAP net equity	$14.3
_________________________________________________________________________

(1)	Credit ratings, if rated, are assigned based on the following hierarchy: 1) Standard & Poor's and 2) Moody's

(2)
Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the seller priority note is roughly equivalent to that of a conventional debt security with a credit rating of ‘B’. The corresponding credit spread, increased by an additional 400 bps and 250 bps as of March 31, 2017 and December 31, 2016, respectively, to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, was added to the treasury rate to determine the discount rate for the seller priority note.

(3)
As of March 31, 2017 and December 31, 2016, the Company has assumed for the purpose of estimating fair value that all accrued but unpaid interest on the seller priority note since the date of issuance is paid in 2020, with regular annual interest payments beginning thereafter. Principal repayments are assumed to begin on a graduated basis in 2030.

(4)
Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the pari passu note is roughly equivalent to that of a conventional debt security with a credit rating of ‘CCC’. The corresponding credit spread, increased by an additional 400 bps and 250 bps as of March 31, 2017 and December 31, 2016, respectively, to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, was added to the treasury rate to determine the discount rate for the seller priority note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Investment Securities

(5)
As of March 31, 2017 and December 31, 2016, the company has assumed for the purpose of estimating fair value that regular annual interest payments on the pari passu note begin in 2021. All accrued but unpaid interest since the date of issuance is assumed to be paid in 2025. Principal repayments are assumed to begin on a graduated basis in 2035.

(6) As of March 31, 2017, asset type consists of one security.
Mortgage and Asset-backed Securities
OneBeacon purchases commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS") to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency CMBS are generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed rate and floating rate CMBS as of March 31, 2017. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of March 31, 2017, none of the underlying loans of the agency and non-agency CMBS were reported as non-performing.
OneBeacon's non-agency RMBS portfolio is generally of moderate average life, fixed rate, and structurally senior. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics). OneBeacon did not hold any RMBS categorized as sub-prime as of March 31, 2017.
There are also mortgage-backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of March 31, 2017, OneBeacon did not hold any mortgage-backed securities classified as non-prime. OneBeacon's non-agency RMBS portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, with the exception of $26.9 million of non-agency RMBS resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency RMBS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Investment Securities

The following table summarizes the carrying value of OneBeacon's mortgage and asset-backed securities as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
($ in millions)	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$176.6	$176.6	$—	$213.5	$213.5	$—
FNMA	47.2	47.2	—	42.8	42.8	—
FHLMC	23.8	23.8	—	30.3	30.3	—
Total agency(1)	247.6	247.6	—	286.6	286.6	—
Non-agency:
Residential	222.9	175.7	47.2	135.0	135.0	—
Commercial	123.1	123.1	—	123.6	123.6	—
Total Non-agency	346.0	298.8	47.2	258.6	258.6	—
Total mortgage-backed securities	593.6	546.4	47.2	545.2	545.2	—
Other asset-backed securities:
Vehicle receivables	211.4	211.4	—	273.6	273.6	—
Credit card receivables	194.1	194.1	—	224.3	224.3	—
Other	114.0	114.0	—	110.0	110.0	—
Total other asset-backed securities	519.5	519.5	—	607.9	607.9	—
Total mortgage and asset-backed securities	$1,113.1	$1,065.9	$47.2	$1,153.1	$1,153.1	$—
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guarantee of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of March 31, 2017 are as follows:

	Fair Value	Security Issuance Year
($ in millions)		2004	2005	2006	2008	2010	2011	2012	2013	2014	2015	2016	2017
Total non-agency RMBS	$222.9	$17.8	$5.3	$2.8	$2.4	$6.0	$8.4	$4.2	$18.4	$27.3	$51.9	$32.1	$46.3
Total non-agency CMBS	123.1	—	—	—	—	4.1	—	18.1	11.5	23.5	44.2	21.7	—
Total non-agency	$346.0	$17.8	$5.3	$2.8	$2.4	$10.1	$8.4	$22.3	$29.9	$50.8	$96.1	$53.8	$46.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Investment Securities

Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of March 31, 2017:

($ in millions)	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Prime	$222.9	$41.6	$181.3	$—
Total non-agency RMBS	$222.9	$41.6	$181.3	$—
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
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels of OneBeacon's non-agency CMBS securities are as follows as of March 31, 2017:

($ in millions)	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$111.4	$1.6	$67.9	$41.9
Floating rate CMBS	11.7	—	—	11.7
Total non-agency CMBS	$123.1	$1.6	$67.9	$53.6
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
Other Investments
As of both March 31, 2017 and December 31, 2016, other investments reported at fair value represented approximately 5% of the total investment portfolio and consisted of the following:

($ in millions)	March 31, 2017	December 31, 2016
Hedge funds(1)	$18.1	$18.4
Private equity funds(2)	22.1	33.6
Total hedge funds and private equity funds	40.2	52.0
Surplus notes (par value $101.0)(3)	69.6	71.9
Investment in community reinvestment vehicle	14.5	14.3
Foreign currency forward contract	(0.2)	—
Total other investments(4)	$124.1	$138.2
_______________________________________________________________________________

(1)	Consists of 4 hedge funds as of both March 31, 2017 and December 31, 2016.

(2)	Consists of 14 and 17 private equity funds as of March 31, 2017 and December 31, 2016, respectively.

(3)
The decrease in fair value of the surplus notes during the three months ended March 31, 2017 was driven primarily by an increase in the assumed liquidity spread, partially offset by the narrowing of non-investment grade credit spreads as well as the time value of money benefit generated by moving three months closer to modeled cash receipts.

(4)
Excludes the carrying value of $11.7 million and $12.3 million as of March 31, 2017 and December 31, 2016, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Investment Securities

The largest investment in a single hedge fund or private equity fund was $15.9 million and $15.0 million as of March 31, 2017 and December 31, 2016, respectively.
Surplus Notes
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes, which had a fair value of $69.6 million and $71.9 million as of March 31, 2017 and December 31, 2016, respectively. The surplus notes, issued by one of the transferred entities, Bedivere Insurance Company (“Bedivere" or "Issuer”), were in the form of both seller priority and pari passu notes.
The internal valuation model used to estimate the fair value of the surplus notes is based on discounted expected cash flows using information as of the measurement date. The estimated fair value of the surplus notes is sensitive to changes in public debt credit spreads, as well as changes in estimates with respect to other variables including a discount to reflect the private nature of the notes (and the related lack of liquidity), the credit quality of the notes, based on the financial performance of the Issuer relative to expectations, and the timing, amount, and likelihood of interest and principal payments on the notes, which are subject to regulatory approval and therefore may vary from the contractual terms. For the purposes of estimating fair value, the Company has assumed that all accrued but unpaid interest on the seller priority note since the date of issuance is paid in 2020, with regular annual interest payments on both the seller priority note and the pari passu note beginning in 2021, all accrued but unpaid interest on the pari passu note since the date of issuance is paid in 2025 and principal repayments begin on a graduated basis in 2030 for the seller priority note and 2035 for the pari passu note. Although these variables involve considerable judgment, the Company does not currently expect any resulting changes in the estimated value of the surplus notes to be material to its financial position. An interest payment of $2.4 million was received in the three months ended March 31, 2016.
Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value of the surplus notes as of March 31, 2017 and December 31, 2016:

	Type of Surplus Note		Total as of March 31, 2017
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	7.2	1.8	9.0
Regulatory approval(2)	2.9	(13.2)	(10.3)
Liquidity adjustment(3)	(19.9)	(10.2)	(30.1)
Total	(9.8)	(21.6)	(31.4)
Fair value(4)	$48.1	$21.5	$69.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Investment Securities

	Type of Surplus Note		Total as of December 31, 2016
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	6.2	(1.1)	5.1
Regulatory approval(2)	(0.2)	(15.4)	(15.6)
Liquidity adjustment(3)	(12.8)	(5.8)	(18.6)
Total	(6.8)	(22.3)	(29.1)
Fair value	$51.1	$20.8	$71.9
_______________________________________________________________________________

(1)
Represents the value of the surplus notes, at current market yields on comparable publicly traded debt, and assuming issuer is allowed to make principal and interest payments when its financial capacity is available, as measured by statutory capital in excess of a 250% RBC score under the National Association of Insurance Commissioners’ risk-based capital standards for property and casualty companies. The favorable year-to-date change in impact is due principally to the narrowing of non-investment grade credit spreads as well as the time value of money benefit from moving three months closer to modeled cash receipts.

(2)
Represents anticipated delay in securing regulatory approvals of interest and principal payments to reflect graduated changes in Issuer's statutory surplus. The monetary impact of the anticipated delay is measured based on credit spreads of public securities with roughly equivalent percentages of discounted payments missed. The favorable year-to-date change in impact is driven primarily by the narrowing of non-investment grade credit spreads, which causes the anticipated delay in securing regulatory approval to be less punitive.

(3)
Represents impact of liquidity spread to account for OneBeacon's sole ownership of the notes, lack of a trading market, and unique nature of the ongoing regulatory approval process. The unfavorable year-to-date change in impact is due largely to an increase in the assumed liquidity spread to 400 basis points at March 31, 2017 from 250 basis points at December 31, 2016.

(4)
The decrease in fair value of the surplus notes during the three months ended March 31, 2017 was driven primarily by an increase in the assumed liquidity spread, partially offset by the narrowing of non-investment grade credit spreads as well as the time value of money benefit generated by moving three months closer to modeled cash receipts.

Hedge Funds and Private Equity Funds
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has generally been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
($ in millions)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity banks and financials	$15.9	$—	$15.0	$—
Other	2.2	—	3.4	—
Total hedge funds	18.1	—	18.4	—
Private equity funds
Multi-sector	11.0	2.0	11.5	2.0
Healthcare	3.4	0.4	3.5	0.4
Energy infrastructure and services	2.8	3.0	14.1	3.2
Private equity secondaries	2.6	2.1	3.0	2.1
Direct lending / mezzanine debt	1.1	6.4	0.4	7.1
Insurance	0.9	0.1	0.8	0.1
Real estate	0.3	0.1	0.3	0.1
Total private equity funds	22.1	14.1	33.6	15.0
Total hedge funds and private equity funds	$40.2	$14.1	$52.0	$15.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4. Investment Securities

Redemptions of investments in certain hedge funds are subject to restrictions including "lock-up" periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. As of March 31, 2017, none of OneBeacon's hedge funds were subject to lock-up. The following summarizes the March 31, 2017 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds Notice Period
($ in millions)	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
Redemption frequency
Monthly	$—	$—	$—	$—	$—
Quarterly	15.9	—	—	—	15.9
Annual	—	—	2.2	—	2.2
Total hedge funds	$15.9	$—	$2.2	$—	$18.1
Certain hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of March 31, 2017, OneBeacon's hedge funds in liquidation had a fair value of zero. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions, if any, will be received is not determinable as of March 31, 2017.
OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. As of March 31, 2017, redemptions of $2.2 million were outstanding and remain subject to market fluctuations. The date at which such redemptions will be received is not determinable at March 31, 2017. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.
Investments in private equity funds are generally subject to lock-up periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. As of March 31, 2017, investments in private equity funds were subject to lock-up periods as follows:

($ in millions)	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
Private Equity Funds—expected lock-up period remaining	$18.4	$2.6	$—	$1.1	$22.1
Foreign Currency Forward Contracts
During the three months ended March 31, 2017, OneBeacon established a portfolio of investment grade fixed maturity investments denominated in British Pound Sterling ("GBP"). As part of managing exposure to foreign currency risk within that portfolio, the Company entered into a foreign currency forward contract with notional amounts of $62.6 million (GBP 50.0 million) as of March 31, 2017. The contract does not meet the criteria to be accounted for as a hedge.
As of March 31, 2017, the fair value of the foreign currency forward contracts, as estimated using OTC quotes for similar instruments, which are classified as Level 2 measurements with the fair value hierarchy, was negative $0.2 million, and was included in other investments. During the three months ended March 31, 2017, change in fair value of negative $0.2 million was included in net realized and change in unrealized investment gains, with no such amount included for the three months ended March 31, 2016. The Company's derivative transactions are documented under an International Swaps and Derivatives Association ("ISDA") agreement and are subject to a master netting agreement. In conjunction with the ISDA agreement, no collateral is either pledged or received related to this contract. The following table summarizes the notional amount and uncollaterized balance as of March 31, 2017:

($ in millions)	Notional Amount	Carrying Value	Standard & Poor's Rating
Counterparty
Barclays Bank PLC	$62.6	$(0.2)	A-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Debt

OneBeacon's debt outstanding as of March 31, 2017 and December 31, 2016 consisted of the following:

($ in millions)	March 31, 2017	December 31, 2016
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.2)	(0.2)
Unamortized issuance costs	(1.6)	(1.6)
Senior unsecured notes, carrying value	$273.2	$273.2
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
Credit Facility
On September 29, 2015, the Company and OBH, as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the "Credit Facility"). As of March 31, 2017, the Credit Facility was undrawn.
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
As of March 31, 2017, OneBeacon was in compliance with all of the covenants under the 2012 Senior Notes and the Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. Segment Information

The Company has sixteen active underwriting operating segments, which are managed by the Chief Operating Decision Maker ("CODM") and are aggregated into two underwriting reportable segments, Specialty Products and Specialty Industries. In addition, the Investing, Financing and Corporate reportable segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate holding company subsidiaries.
Invested assets are not allocated to the Specialty Products and Specialty Industries segments since OneBeacon does not manage them by segment. Invested assets, net investment income and net realized and change in unrealized investment gains related to OneBeacon's Specialty Products and Specialty Industries segments are included in the Investing, Financing and Corporate segment since these assets are available for payment of losses and expenses for all segments. Debt and related interest expense also are not allocated to or managed by segment and are also included in the Investing, Financing and Corporate segment.
During the three months ended March 31, 2017, the Company completed its transition to reflect certain management changes and a re-segmenting of various business lines within underwriting operating segments. As part of the transition, the Company's executive management, including the CODM, began receiving a new CODM package which reflected an adjusted aggregation of the underwriting operating segments among the existing underwriting reportable segments. The new underwriting operating segments are also consistent with how the Company began externally branding the related insurance products during the three months ended March 31, 2017. The following represents a summary of the changes made:
Media liability: The media liability line, which was previously included in the Other Professional Lines underwriting operating segment within Specialty Products, was moved into the Entertainment underwriting operating segment within Specialty Industries.
Medical excess: The medical excess line, which was previously included in the Healthcare underwriting operating segment within Specialty Products, was moved into the Accident underwriting operating segment which, in turn, has been renamed "Accident and Health" within Specialty Industries.
Architects and Engineers: The Architects and Engineers line, which was previously included in the Other Professional Lines underwriting operating segment within Specialty Products, has been separately broken out such that it is now a separate underwriting operating segment.
Other Professional Lines: The Other Professional Lines former underwriting operating segment is no longer considered an underwriting operating segment.
Other than these changes, there have been no material changes to the Company's determination of reportable segments from that reported in the 2016 Annual Report on Form 10-K.
The Specialty Products segment now includes Healthcare, Tuition Reimbursement, Programs, Surety, Management Liability, Financial Services, Architects and Engineers, Specialty Property, Environmental, and Financial Institutions underwriting operating segments. The Specialty Industries segment includes the Accident and Health, Technology, Ocean Marine, Government Risks, Entertainment, and Inland Marine underwriting operating segments
Prior periods have been restated to conform to the current presentation of segment information. Substantially all of the Company's revenue is generated from customers located in the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. Segment Information

Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
Three months ended March 31, 2017
Earned premiums	$119.2	$142.6	$—	$261.8
Loss and loss adjustment expense	(82.9)	(67.7)	—	(150.6)
Policy acquisition expenses	(19.6)	(25.7)	—	(45.3)
Other underwriting expenses	(20.7)	(31.0)	—	(51.7)
Total underwriting income (loss)	(4.0)	18.2	—	14.2
Net investment income	—	—	12.2	12.2
Net realized and change in unrealized investment gains	—	—	15.0	15.0
Net other revenues (expenses)	(0.1)	0.2	3.3	3.4
General and administrative expenses	—	(0.5)	(4.5)	(5.0)
Interest expense	—	—	(3.3)	(3.3)
Pre-tax income (loss)	$(4.1)	$17.9	$22.7	$36.5

Three months ended March 31, 2016
Earned premiums	$123.2	$155.4	$—	$278.6
Loss and loss adjustment expense	(86.4)	(72.4)	—	(158.8)
Policy acquisition expenses	(23.2)	(27.8)	—	(51.0)
Other underwriting expenses	(21.3)	(34.0)	—	(55.3)
Total underwriting income (loss)	(7.7)	21.2	—	13.5
Net investment income	—	—	14.4	14.4
Net realized and change in unrealized investment gains	—	—	16.6	16.6
Net other revenues (expenses)	(0.1)	0.3	0.7	0.9
General and administrative expenses	—	(0.5)	(3.4)	(3.9)
Interest expense	—	—	(3.3)	(3.3)
Pre-tax income (loss)	$(7.8)	$21.0	$25.0	$38.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. Segment Information

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
March 31, 2017
Assets
Total investment securities	$—	$—	$2,594.1	$2,594.1
Premiums receivable	69.7	156.2	—	225.9
Reinsurance recoverables(1)	121.8	38.4	17.9	178.1
Deferred acquisition costs	48.6	49.9	—	98.5
Ceded unearned premiums	41.7	10.7	—	52.4
Other assets	1.2	0.1	421.7	423.0
Total Assets	$283.0	$255.3	$3,033.7	$3,572.0

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$749.4	$601.5	$17.9	$1,368.8
Unearned premiums	301.1	277.3	—	578.4
Funds held under insurance contracts	148.7	—	—	148.7
Debt	—	—	273.2	273.2
Other liabilities	—	—	166.1	166.1
Total Liabilities	$1,199.2	$878.8	$457.2	$2,535.2

December 31, 2016
Assets
Total investment securities	$—	$—	$2,620.4	$2,620.4
Premiums receivable	80.1	148.2	—	228.3
Reinsurance recoverables(1)	120.9	40.3	18.3	179.5
Deferred acquisition costs	46.1	50.2	—	96.3
Ceded unearned premiums	33.7	10.5	—	44.2
Other assets	1.1	0.1	420.0	421.2
Total Assets	$281.9	$249.3	$3,058.7	$3,589.9

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$734.9	$612.4	$18.3	$1,365.6
Unearned premiums	307.3	267.8	—	575.1
Funds held under insurance contracts	153.0	—	—	153.0
Debt	—	—	273.2	273.2
Other liabilities	—	—	197.8	197.8
Total Liabilities	$1,195.2	$880.2	$489.3	$2,564.7
_______________________________________________________________________________

(1)
Atlantic Specialty Insurance Company ("ASIC"), the top tier regulated U.S. insurance operating subsidiary of the Company, is ceding to Bedivere 100% of the legacy runoff business that was written by ASIC or one of the ongoing entities. As of March 31, 2017 and December 31, 2016, $17.9 million and $18.3 million, respectively, are included in both unpaid loss and loss adjustment expense reserves and reinsurance recoverable included within Investing, Financing, and Corporate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Retirement Plans

OneBeacon previously sponsored the OneBeacon qualified pension plan (the "Qualified Plan"). During the three months ended March 31, 2016, the Qualified Plan finalized its termination by purchasing group annuity contracts from the Principal Financial Group ("Principal"), and making lump sum distributions to Qualified Plan participants electing such payments, which eliminated the remaining Qualified Plan liability, and also ceased administratively paying benefits. As a result of these transactions, the Company recognized a pre-tax pension settlement charge of $0.3 million during the three months ended March 31, 2016, and no longer has a projected benefit obligation with respect to the Qualified Plan. The Company transferred $47.1 million of excess invested assets from the Qualified Plan into the trust supporting the OneBeacon 401(k) Savings and Employee Stock Ownership Plan ("KSOP"), which is the Qualified Replacement Plan ("QRP") with $13.8 million of excess invested assets remaining in the Qualified Plan trust as of March 31, 2017 in order to wind-down potential post-termination obligations of that plan, as approved by way of a March 2016 private letter ruling from the IRS. The invested assets related to both the legacy Qualified Plan trust and the QRP are included in other assets and are accounted for at fair value with related income recognized in net other revenues.
OneBeacon continues to sponsor a non-qualified, non-contributory, defined benefit pension plan ("Non-qualified Plan") covering certain employees who were employed as of December 31, 2001 and former employees who had met the eligibility requirements, as well as retirees. The Non-qualified Plan was frozen and curtailed in 2002 resulting in the pension benefit obligation being equal to the accumulated benefit obligation. The benefits are based primarily on years of service and employees’ compensation through December 31, 2002. OneBeacon’s funding policy is generally to contribute amounts to satisfy actual disbursements for the calendar year.
The components of net periodic benefit cost for the three months ended March 31, 2017 and 2016 for the Non-qualified Plan and Qualified Plan were as follows:

	Three months ended March 31,
($ in millions)	2017 (1)	2016
Service cost	$—	$0.2
Interest cost	0.2	0.8
Expected return on plan assets	—	(1.0)
Amortization of unrecognized loss	0.2	0.3
Net periodic pension cost	0.4	0.3
Settlement loss(2)	—	0.3
Total net periodic benefit income	$0.4	$0.6
_______________________________________________________________________________
(1) Represents the components of net periodic benefit cost for the Non-qualified Plan as the Qualified Plan was terminated in 2016.
(2) Represents the impact of the termination of the Qualified Plan during the three months ended March 31, 2016.
OneBeacon anticipates contributing $2.1 million to the Non-qualified Plan in 2017, for which OneBeacon has assets held in a rabbi trust. During the three months ended March 31, 2017, the Company contributed $0.5 million to the Non-qualified Plan.
OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of employees. The contributory plan historically provided qualifying employees with matching contributions of 50% of the first 6% of salary (subject to federal limits on allowable contributions in a given year). During mid-2016, the matching contribution of the contributory plan was replaced with a fixed 3% of salary employer contribution (subject to federal limits on allowable contributions in a given year). Total expense for the contribution was $0.9 million and $0.7 million in the three months ended March 31, 2017, and 2016, respectively. The employee savings plan also includes an employee stock ownership component. See Note 8—"Employee Share-Based Incentive Compensation Plans."
OneBeacon had a post-employment benefit liability related to disability and health benefits available to former employees that are no longer employed by the Company of $2.8 million and $3.1 million as of March 31, 2017 and December 31, 2016, respectively.
OneBeacon also had a post-employment benefit liability related to death benefits to beneficiaries of former executives that are no longer employed by the Company of $12.7 million and $12.8 million as of March 31, 2017 and December 31, 2016, respectively. OneBeacon has set aside funds to satisfy its obligation in a rabbi trust of $29.8 million and $29.3 million as of March 31, 2017 and December 31, 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Employee Share-Based Incentive Compensation Plans
OneBeacon's share-based compensation plans include performance shares, restricted shares and restricted stock units ("RSUs"), which are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. Performance shares and restricted stock units are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OneBeacon's deferred compensation plan. Beginning with the 2017-2019 cycle, performance shares were eliminated as a component of the Company's share-based compensation. Restricted shares vest either annually in equal installments over the specified service period or cliff-vest in full after the service period, depending on the award. OneBeacon expenses the full cost of all its share-based compensation over the requisite service period. The Company recognized expense related to its share-based compensation plans, including the KSOP plan, of $3.0 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively.
Performance Shares
The following summarizes performance share activity for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017		2016
($ in millions)	Target Performance Shares outstanding	Accrued expense	Target Performance Shares outstanding	Accrued expense
Beginning of period	452,519	$1.6	449,435	$1.4
Payments and deferrals	(142,710)	—	(167,300)	(0.7)
New awards	—	—	163,150	—
Forfeitures and net change in assumed forfeitures	(13)	—	(4,079)	—
Expense (income) recognized	—	0.3	—	0.4
End of period	309,796	$1.9	441,206	$1.1
_______________________________________________________________________________

(1)
There were no Performance share payments in 2017 for the 2014-2016 performance cycle due to the factor being zero. Performance share payments in 2016 for the 2013-2015 performance cycle were based upon a performance factor of 24.3%.

The following summarizes performance shares outstanding and accrued performance share expense at March 31, 2017 for each performance cycle:

($ in millions)	Target OB Performance Shares outstanding	Accrued expense
Performance cycle:
2015 — 2017	146,646	0.8
2016 — 2018	163,150	1.1
Subtotal	309,796	1.9
Assumed forfeitures	—	—
Total at March 31, 2017	309,796	$1.9
All performance shares cliff vest on December 31 of the last year in the cycle. If 100% of the outstanding performance shares had been vested on March 31, 2017, the total additional compensation cost to be recognized would have been $1.8 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) at March 31, 2017.
All performance shares earned and paid were settled in cash or by deferral into OneBeacon's deferred compensation plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Employee Share-Based Incentive Compensation Plans

Restricted Shares
On February 28, 2017, OneBeacon issued to certain employees 461,160 shares of restricted stock having a grant date fair value of $7.4 million, of which 235,000 were issued in anticipation of a sale transaction, as described in Note 15 - Subsequent Events, are scheduled to cliff vest on August 28, 2018, 115,450 are scheduled to cliff vest on January 1, 2020, and 110,710 are scheduled to vest in two equal installments on February 24, 2018 and February 24, 2019.
On February 24, 2016, OneBeacon issued to certain employees 170,650 shares of restricted stock having a grant date fair value of $2.3 million, of which 92,500 are scheduled to cliff vest in full on February 24, 2018 and the remaining 78,150 are scheduled to cliff vest in full on January 1, 2019. On February 24, 2015, OneBeacon issued to certain employees 75,950 shares of restricted stock having a grant date fair value of $1.1 million, of which 67,722 were outstanding as of March 31, 2017 and are scheduled to cliff vest in full on January 1, 2018.
On May 25, 2011, OneBeacon issued to its CEO 630,000 shares of restricted stock, of which 157,500 restricted shares vested on each of February 22, 2014, 2015, 2016, and 2017.
The restricted shares contain dividend participation features and therefore are considered participating securities.
The following summarizes restricted shares activity for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017		2016
($ in millions)	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Beginning of period	395,872	$2.1	382,722	$2.5
New awards	461,160	7.4	170,650	2.3
Forfeitures	—	—	—	—
Vested	(157,500)	—	(157,500)	—
Expense recognized	—	(0.9)	—	(0.5)
End of period	699,532	$8.6	395,872	$4.3
Restricted shares that vested during the three months ended March 31, 2017 and 2016 had a grant date fair value of $2.1 million and $2.1 million, respectively. As of March 31, 2017, unrecognized compensation expense of $8.6 million related to restricted stock awards is expected to be recognized over a weighted-average period of 0.9 years.
Restricted Stock Units
During the three months ended March 31, 2017, 240,160 RSUs were issued contingent upon the approval of the OneBeacon 2017 Long-Term Incentive Plan at the 2017 Annual General Meeting to be held May 24, 2017, all of which were outstanding as of March 31, 2017. The RSUs are scheduled to cliff vest in full on December 31, 2019, at which time the RSUs will be paid out in cash or shares at the discretion of the Compensation Committee. During the three months ended March 31, 2016, 222,449 RSUs were issued, of which 208,499 were outstanding as of March 31, 2017. The expense associated with the RSUs, which is being recognized over the vesting period, was $0.6 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.
If 100% of outstanding RSUs had vested on March 31, 2017, additional compensation cost to be recognized would have been $7.0 million, based on current accrual factors (common share price and accumulated dividends) as of March 31, 2017.
Share-Based Compensation under Qualified Retirement Plans
OneBeacon sponsors a defined contribution plan, the KSOP. Under the KSOP, participants have the ability to invest their balances in several different investment options, including the common shares of White Mountains and the common shares of the Company. OneBeacon has recorded $1.2 million and $1.4 million in compensation expense to pay benefits and allocate common shares to participants' accounts for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017 and December 31, 2016, the KSOP owned less than 3% of either of the total White Mountains common shares outstanding or the total Company common shares outstanding. All common shares held by the KSOP are considered outstanding for earnings per share computations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Income Taxes
OneBeacon and its Bermuda-domiciled subsidiaries are not subject to Bermuda income tax under current Bermuda law. In the event that there is a change in the current law such that taxes are imposed, OneBeacon and its Bermuda-domiciled subsidiaries would be exempt from such tax until March 31, 2035, pursuant to the Bermuda Exempted Undertakings Tax Protection Act of 1966. OneBeacon also has subsidiaries that operate in Gibraltar, Barbados, Luxembourg, Ireland, the United Kingdom and the United States. U.S. operations are financed with a combination of debt and equity and the financing income and underwriting income currently account for the majority of non-U.S. earnings.
OneBeacon's income tax expense related to pre-tax income for the three months ended March 31, 2017 and 2016 represented a net effective tax rate of 10.7% and (22.8)%, respectively. The effective tax rates for the three months ended March 31, 2017 and 2016, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate. Additionally, the rate for the three months ended March 31, 2016 was impacted by a $12.8 million favorable settlement of the 2007-2009 IRS exam, as further described below. For the three months ended March 31, 2017 and 2016, the effective tax rate on non-U.S. income was 0.2% and 0.7%, respectively.
In arriving at the effective tax rate for the three months ended March 31, 2017 and 2016, OneBeacon forecasted all income and expense items including the realized and change in unrealized investment gains for the years ending December 31, 2017 and 2016, and included these gains in the effective tax rate calculation.
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
In the first and second quarters of 2016, OneBeacon recorded tax benefits of $12.8 million and $3.5 million, respectively, related to the settlement of IRS audits for tax years 2007-2009 and 2010-2012.
NOTE 10. Fair Value of Financial Instruments
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
As of March 31, 2017 and December 31, 2016, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $279.4 million and $274.2 million, respectively. As described in Note 5—"Debt", the net carrying value of the 2012 Senior Notes was $273.2 million as of both March 31, 2017 and December 31, 2016, respectively. The fair value measurement of the 2012 Senior Notes is classified as Level 2 in the valuation hierarchy and determined based on the closing market price at the end of the fiscal quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. Legal Contingencies

OneBeacon, and the insurance and reinsurance industry in general, is routinely subject to claims related litigation and arbitration in the normal course of business, as well as litigation and arbitration that does not arise from, or directly relate to, claims activity. OneBeacon's estimates of the costs of settling matters routinely encountered in claims activity are reflected in the reserves for unpaid loss and LAE. See Note 2—"Unpaid Loss and Loss Adjustment Expense ("LAE") Reserves."
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
The following summarizes significant ongoing non-claims related litigation or arbitration as of March 31, 2017:
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
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the SDNY and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014 and the motion was granted on January 6, 2017. The plaintiff has requested permission to move the SDNY to certify the decision as a final judgment capable of immediate appeal. No amount has been accrued in connection with this matter as of March 31, 2017, as the amount of loss, if any, cannot be reasonably estimated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. Earnings per Share
Basic and diluted earnings per share amounts are based on the weighted average number of common shares outstanding, including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares.
The following table outlines the Company's computation of earnings per share for net income attributable to OneBeacon's common shareholders for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Earnings attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income attributable to OneBeacon's common shareholders	$32.1	$46.4
Allocation of income for participating unvested restricted common shares	(0.2)	(0.2)
Dividends paid on participating restricted common shares	(0.1)	—
Total allocation to restricted common shares	(0.3)	(0.2)
Net income attributable to OneBeacon's common shareholders, net of restricted common share amounts	$31.8	$46.2

Undistributed net earnings (in millions):
Net income attributable to OneBeacon's common shareholders, net of restricted common share amounts	$31.8	$46.2
Dividends paid, net of restricted common share amounts	(19.8)	(19.8)
Total undistributed net earnings, net of restricted common share amounts	$12.0	$26.4

Earnings per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	94.5	94.5
Weighted average unvested restricted common shares(1)	(0.5)	(0.4)
Basic and diluted earnings per share denominator	94.0	94.1

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income attributable to OneBeacon's common shareholders	$0.34	$0.49
Dividends declared and paid	(0.21)	(0.21)
Undistributed earnings	$0.13	$0.28
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. Common Shareholders' Equity
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. No shares were repurchased under the share repurchase authorization during the three months ended March 31, 2017. During the three months ended March 31, 2016, 850,349 shares were repurchased under the share repurchase authorization for $10.6 million at an average share price of $12.42. The amount of authorization remaining is $75.0 million as of March 31, 2017.
During the three months ended March 31, 2017 and 2016, the Company repurchased 67,273 and 64,981 common shares, respectively, for $1.1 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.
Dividends on Common Shares
During the three months ended March 31, 2017 and 2016 the Company declared and paid cash dividends to OneBeacon shareholders of $0.21 per common share for a total of $19.9 million and $19.8 million, respectively.
Accumulated Other Comprehensive Loss
The pre-tax components of the Company's other comprehensive income and the related tax expense are as follows:

	Three months ended March 31,
($ in millions)	2017	2016
Net change in benefit plan assets and obligations	$0.2	$—
Income tax expense	(0.1)	—
Net change in benefit plan assets and obligations, net of tax	$0.1	$—
NOTE 14. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH, as well as any draw made by OBH on the Credit Facility, which was undrawn as of March 31, 2017. The following tables present OneBeacon's consolidating balance sheets as of March 31, 2017 and December 31, 2016 and statements of operations and comprehensive income for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. Consolidating Financial Information

Consolidating Balance Sheet As of March 31, 2017 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$2,166.7	$—	$—	$2,166.7
Short-term investments, at amortized cost (which approximates fair value)	2.3	89.0	1.4	—	92.7
Common equity securities, at fair value	—	198.9	—	—	198.9
Other investments	—	135.8	—	—	135.8
Total investment securities	2.3	2,590.4	1.4	—	2,594.1
Cash	—	79.6	—	—	79.6
Reinsurance recoverables	—	178.1	—	—	178.1
Premiums receivable	—	225.9	—	—	225.9
Deferred acquisition costs	—	98.5	—	—	98.5
Ceded unearned premiums	—	52.4	—	—	52.4
Net deferred tax asset	—	125.4	—	0.1	125.5
Investment income accrued	—	12.4	—	—	12.4
Accounts receivable on unsettled investment sales	—	9.1	—	—	9.1
Investments in subsidiaries	1,034.0	—	1,000.7	(2,034.7)	—
Other assets	0.2	195.9	0.3	—	196.4
Total assets	$1,036.5	$3,567.7	$1,002.4	$(2,034.6)	$3,572.0
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,368.8	$—	$—	$1,368.8
Unearned premiums	—	578.4	—	—	578.4
Funds held under insurance contracts	—	148.7	—	—	148.7
Debt	—	—	273.2	—	273.2
Accounts payable on unsettled investment purchases	—	3.6	—	—	3.6
Other liabilities	3.1	150.9	8.5	—	162.5
Total liabilities	3.1	2,250.4	281.7	—	2,535.2
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,033.4	1,313.9	720.7	(2,034.6)	1,033.4
Total noncontrolling interests	—	3.4	—	—	3.4
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,033.4	1,317.3	720.7	(2,034.6)	1,036.8
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,036.5	$3,567.7	$1,002.4	$(2,034.6)	$3,572.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. Consolidating Financial Information

Consolidating Balance Sheet As of December 31, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$2,169.1	$—	$—	$2,169.1
Short-term investments, at amortized cost (which approximates fair value)	2.5	108.1	1.5	—	112.1
Common equity securities, at fair value	—	188.7	—	—	188.7
Other investments	—	150.5	—	—	150.5
Total investment securities	2.5	2,616.4	1.5	—	2,620.4
Cash	—	69.5	0.1	—	69.6
Reinsurance recoverables	—	179.5	—	—	179.5
Premiums receivable	—	228.3	—	—	228.3
Deferred acquisition costs	—	96.3	—	—	96.3
Ceded unearned premiums	—	44.2	—	—	44.2
Net deferred tax asset	—	126.6	—	0.1	126.7
Investment income accrued	—	11.3	—	—	11.3
Accounts receivable on unsettled investment sales	—	1.4	—	—	1.4
Investments in subsidiaries	1,018.8	—	989.4	(2,008.2)	—
Other assets	0.4	211.4	0.4	—	212.2
Total assets	$1,021.7	$3,584.9	$991.4	$(2,008.1)	$3,589.9
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,365.6	$—	$—	$1,365.6
Unearned premiums	—	575.1	—	—	575.1
Funds held under insurance contracts	—	153.0	—	—	153.0
Debt	—	—	273.2	—	273.2
Other liabilities	0.4	190.6	6.8	—	197.8
Total liabilities	0.4	2,284.3	280.0	—	2,564.7
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,021.3	1,296.7	711.4	(2,008.1)	1,021.3
Total noncontrolling interests	—	3.9	—	—	3.9
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,021.3	1,300.6	711.4	(2,008.1)	1,025.2
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,021.7	$3,584.9	$991.4	$(2,008.1)	$3,589.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Three months ended March 31, 2017 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$261.8	$—	$—	$261.8
Net investment income	—	12.2	—	—	12.2
Net realized and change in unrealized investment gains	—	15.0	—	—	15.0
Net other revenues (expenses)	—	3.4	—	—	3.4
Total revenues	—	292.4	—	—	292.4
Expenses
Loss and loss adjustment expenses	—	150.6	—	—	150.6
Policy acquisition expenses	—	45.3	—	—	45.3
Other underwriting expenses	—	51.7	—	—	51.7
General and administrative expenses	2.9	2.0	0.1	—	5.0
Interest expense	—	—	3.3	—	3.3
Total expenses	2.9	249.6	3.4	—	255.9
Pre-tax income (loss)	(2.9)	42.8	(3.4)	—	36.5
Income tax (expense) benefit	—	(5.3)	1.4	—	(3.9)
Income (loss) before equity in earnings of unconsolidated affiliates	(2.9)	37.5	(2.0)	—	32.6
Equity in earnings of subsidiaries, net of tax	35.0	—	11.2	(46.2)	—
Net income including noncontrolling interests	32.1	37.5	9.2	(46.2)	32.6
Less: Net income attributable to noncontrolling interests	—	(0.5)	—	—	(0.5)
Net income attributable to OneBeacon's common shareholders	32.1	37.0	9.2	(46.2)	32.1
Other comprehensive income, net of tax	0.1	—	0.1	(0.1)	0.1
Comprehensive income attributable to OneBeacon's common shareholders	$32.2	$37.0	$9.3	$(46.3)	$32.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income (Loss) Three months ended March 31, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$278.6	$—	$—	$278.6
Net investment income	—	14.4	—	—	14.4
Net realized and change in unrealized investment gains	—	16.6	—	—	16.6
Net other revenues	—	0.9	—	—	0.9
Total revenues	—	310.5	—	—	310.5
Expenses
Loss and loss adjustment expenses	—	158.8	—	—	158.8
Policy acquisition expenses	—	51.0	—	—	51.0
Other underwriting expenses	—	55.3	—	—	55.3
General and administrative expenses	1.2	2.7	—	—	3.9
Interest expense	—	—	3.3	—	3.3
Total expenses	1.2	267.8	3.3	—	272.3
Pre-tax income (loss)	(1.2)	42.7	(3.3)	—	38.2
Income tax benefit	—	7.1	1.6	—	8.7
Net income (loss) before equity in earnings of unconsolidated affiliates	(1.2)	49.8	(1.7)	—	46.9
Equity in earnings of subsidiaries, net of tax	47.6	—	22.7	(70.3)	—
Net income including noncontrolling interests	46.4	49.8	21.0	(70.3)	46.9
Less: Net income attributable to noncontrolling interests	—	(0.5)	—	—	(0.5)
Net income attributable to OneBeacon's common shareholders	46.4	49.3	21.0	(70.3)	46.4
Other comprehensive income, net of tax	—	—	—	—	—
Comprehensive income attributable to OneBeacon's common shareholders	$46.4	$49.3	$21.0	$(70.3)	$46.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. Consolidating Financial Information

Consolidating Statement of Cash Flows Three months ended March 31, 2017 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Cash flows from operations:
Net income (loss) including noncontrolling interests	$32.1	$37.5	$9.2	$(46.2)	$32.6
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed losses from subsidiaries	(35.0)	—	(11.2)	46.2	—
Net realized and change in unrealized investment gains	—	(15.0)	—	—	(15.0)
Deferred income tax expense	—	1.6	—	—	1.6
Dividends received from subsidiaries	20.0	—	—	(20.0)	—
Other operating items:
Net change in loss and LAE reserves	—	3.2	—	—	3.2
Net change in unearned premiums	—	3.3	—	—	3.3
Net change in ceded unearned premiums	—	(8.2)	—	—	(8.2)
Net change in premiums receivable	—	2.4	—	—	2.4
Net change in reinsurance recoverables on paid and unpaid losses	—	1.4	—	—	1.4
Net change in funds held under insurance contracts	—	(4.3)	—	—	(4.3)
Net change in other assets and liabilities	3.7	(23.8)	1.8	—	(18.3)
Net cash provided from (used for) operations	20.8	(1.9)	(0.2)	(20.0)	(1.3)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	0.2	19.2	0.1	—	19.5
Maturities of fixed maturity investments	—	105.6	—	—	105.6
Sales of fixed maturity investments	—	493.2	—	—	493.2
Sales of common equity securities	—	1.8	—	—	1.8
Return of capital and distributions of other investments	—	13.3	—	—	13.3
Purchases of fixed maturity investments	—	(594.2)	—	—	(594.2)
Purchases of common equity securities	—	(1.6)	—	—	(1.6)
Contributions for other investments	—	(0.8)	—	—	(0.8)
Net change in unsettled investment purchases and sales	—	(4.1)	—	—	(4.1)
Net acquisitions of property and equipment	—	(0.4)	—	—	(0.4)
Net cash provided from investing activities	0.2	32.0	0.1	—	32.3
Cash flows from financing activities:
Cash dividends paid to common shareholders	(19.9)	—	—	—	(19.9)
Cash dividends paid to parent	—	(20.0)	—	20.0	—
Repurchases and retirements of common stock	(1.1)	—	—	—	(1.1)
Payments on capital lease obligation	—	—	—	—	—
Net cash used for financing activities	(21.0)	(20.0)	—	20.0	(21.0)
Net increase (decrease) in cash during period	—	10.1	(0.1)	—	10.0
Cash balance at beginning of period	—	69.5	0.1	—	69.6
Cash balance at end of period	$—	$79.6	$—	$—	$79.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. Consolidating Financial Information

Consolidating Statement of Cash Flows Three months ended March 31, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Cash flows from operations:
Net income including noncontrolling interests	$46.4	$49.8	$21.0	$(70.3)	$46.9
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(47.6)	—	(22.7)	70.3	—
Net realized and change in unrealized investment gains	—	(16.6)	—	—	(16.6)
Deferred income tax expense	—	6.7	—	—	6.7
Dividends received from subsidiaries	31.0	—	—	(31.0)	—
Other operating items:
Net change in loss and LAE reserves	—	(46.0)	—	—	(46.0)
Net change in unearned premiums	—	8.3	—	—	8.3
Net change in ceded unearned premiums	—	(6.8)	—	—	(6.8)
Net change in premiums receivable	—	(11.4)	—	—	(11.4)
Net change in reinsurance recoverables on paid and unpaid losses	—	26.5	—	—	26.5
Net change in funds held under insurance contracts	—	(2.8)	—	—	(2.8)
Net change in other assets and liabilities	1.3	(31.2)	1.6	—	(28.3)
Net cash provided from (used for) operations	31.1	(23.5)	(0.1)	(31.0)	(23.5)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	0.2	(51.3)	0.6	—	(50.5)
Maturities of fixed maturity investments	—	110.1	—	—	110.1
Sales of fixed maturity investments	—	161.9	5.9	(5.9)	161.9
Sales of common equity securities	—	103.2	—	—	103.2
Return of capital and distributions of other investments	—	3.0	—	—	3.0
Purchases of fixed maturity investments	—	(215.7)		5.9	(209.8)
Purchases of common equity securities	—	(75.4)	—	—	(75.4)
Contributions for other investments	—	(0.3)	—	—	(0.3)
Net change in unsettled investment purchases and sales	—	27.6	—	—	27.6
Net acquisitions of property and equipment	—	(0.9)	—	—	(0.9)
Capital contribution from parent	—	8.8	2.0	(10.8)	—
Net cash provided from investing activities	0.2	71.0	8.5	(10.8)	68.9
Cash flows from financing activities:
Cash dividends paid to common shareholders	(19.8)	—	—	—	(19.8)
Cash dividends paid to parent	—	(31.0)	—	31.0	—
Capital contribution to subsidiary	—	(2.0)	(8.8)	10.8	—
Repurchases and retirements of common stock	(11.5)	—	—	—	(11.5)
Payments on capital lease obligation	—	(0.5)	—	—	(0.5)
Net cash used for financing activities	(31.3)	(33.5)	(8.8)	41.8	(31.8)
Net increase (decrease) in cash during period	—	14.0	(0.4)	—	13.6
Cash balance at beginning of period	—	94.6	0.6	—	95.2
Cash balance at end of period	$—	$108.6	$0.2	$—	$108.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. Subsequent Events
On May 2, 2017, an indirect subsidiary of Intact Financial Corporation (“Intact”), which is based in Toronto, Ontario, Canada and is the largest provider of property and casualty insurance in Canada, and the Company announced that they had entered into a definitive merger agreement which provides for the merger of such indirect subsidiary of Intact with and into the Company, following the satisfaction of various closing conditions, including approval by the Company’s shareholders and approval by applicable insurance regulatory authorities (the “Intact Merger”). The subsidiaries of White Mountains Insurance Group, Ltd. that own the Company's common stock have executed a voting agreement in support of the Intact Merger. Under the terms of the definitive merger agreement, which has been approved by the board of directors of both companies, the Company’s shareholders will be entitled to receive $18.10 for each outstanding share of the Company’s common stock. Aggregate cash consideration to Company shareholders is anticipated to be approximately $1.7 billion. The Intact Merger is expected to be completed in the fourth quarter of 2017.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        The following discussion contains "forward-looking statements." Statements that are not historical in nature are forward-looking statements. OneBeacon Insurance Group, Ltd. (the "Company" or the "Registrant") and its subsidiaries (collectively, "OneBeacon") cannot promise that its expectations in such forward-looking statements will turn out to be correct. OneBeacon's actual results could be materially different from and worse than its expectations. See "Forward-Looking Statements" on page 56 for specific important factors that could cause actual results to differ materially from those contained in forward-looking statements.
Overview—Three months ended March 31, 2017 versus three months ended March 31, 2016
We ended the first quarter of 2017 with a book value per share of $10.91, reflecting a 2.8% increase, including a quarterly dividend of $0.21 per share, for the three months ended March 31, 2017 as compared to the first quarter of 2016.
Net income attributable to OneBeacon's common shareholders was $32.1 million for the first quarter of 2017, compared to $46.4 million for the first quarter of 2016. Pre-tax underwriting income of $14.2 million for the first quarter of 2017, reflecting a combined ratio of 94.5%, compared to pre-tax underwriting income of $13.5 million for the first quarter of 2016, reflecting a combined ratio of 95.2%. The change in pre-tax underwriting results for the first quarter of 2017 were driven by lower expenses in the current year period. Pre-tax underwriting results for both the first quarter of 2017 and 2016 were adversely impacted by the poor results of our Healthcare business, and to a lesser extent, our Programs business.
Pre-tax net investment return was $27.2 million for the first quarter of 2017, representing a 1.1% total return on average invested assets, compared to $31.0 million for the first quarter of 2016, representing a 1.2% total return on average invested assets. The slight decrease from the prior year period was primarily driven by the fixed maturity investments portfolio driven by interest rate movements in the respective periods and a decreased return in our other investments portfolio driven by the surplus notes. These decreases were partially offset by a higher return in our common equity securities portfolio which benefited from stronger market performance (as measured by the S&P 500 total return index) as compared to the 2016 period.
Our net income for the first quarter of 2016 included a $12.8 million tax benefit resulting from the settlement of an IRS examination for tax years 2007, 2008 and 2009.
Book Value Per Share
The following table presents our book value per share:

(in millions except per share amounts)	March 31, 2017	December 31, 2016	March 31, 2016
Numerator
OneBeacon's common shareholders' equity	$1,033.4	$1,021.3	$1,016.6
Denominator
Common shares outstanding(1)	94.7	94.3	94.3
Book value per share(1)	$10.91	$10.82	$10.78

Dividends paid per share, year-to-date	$0.21	$0.84	$0.21
_______________________________________________________________________________

(1)	Common shares outstanding includes unvested restricted shares.

Results of Operations
Review of Consolidated Results
A summary of our consolidated financial results for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
($ in millions)	2017	2016
Gross written premiums(1)	$297.3	$310.5
Net written premiums(1)	$256.9	$280.1
Revenues
Earned premiums	$261.8	$278.6
Net investment income	12.2	14.4
Net realized and change in unrealized investment gains	15.0	16.6
Net other revenues	3.4	0.9
Total revenues	292.4	310.5
Expenses
Loss and loss adjustment expense (LAE)	150.6	158.8
Policy acquisition expenses	45.3	51.0
Other underwriting expenses	51.7	55.3
General and administrative expenses	5.0	3.9
Interest expense	3.3	3.3
Total expenses	255.9	272.3
Pre-tax income	36.5	38.2
Income tax (expense) benefit	(3.9)	8.7
Net income including noncontrolling interests	32.6	46.9
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)
Net income attributable to OneBeacon's common shareholders	32.1	46.4
Other comprehensive income, net of tax	0.1	—
Comprehensive income attributable to OneBeacon's common shareholders	$32.2	$46.4
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

A summary of our consolidated underwriting income and pre-tax income is as follows:

	Three months ended March 31,
($ in millions)	2017	2016
Earned premiums	$261.8	$278.6
Loss and LAE	(150.6)	(158.8)
Policy acquisition expenses	(45.3)	(51.0)
Other underwriting expenses	(51.7)	(55.3)
Pre-tax underwriting income	14.2	13.5
Net investment income	12.2	14.4
Net realized and change in unrealized investment gains	15.0	16.6
Net other revenues	3.4	0.9
General and administrative expenses	(5.0)	(3.9)
Interest expense	(3.3)	(3.3)
Pre-tax income	$36.5	$38.2
The following table provides our consolidated underwriting ratios for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Underwriting ratios(1)
Loss and LAE	57.5%	57.0%
Expense	37.0	38.2
Total combined ratio	94.5%	95.2%
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

The impact of certain items to our underwriting ratios was as follows:

	Three months ended March 31,
(Favorable) unfavorable impact	2017	2016
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	0.6 pts	0.9 pts
Prior year loss reserve development	—	—
Consolidated Results—Three months ended March 31, 2017 versus three months ended March 31, 2016
Our comprehensive income attributable to OneBeacon's common shareholders was $32.2 million for the first quarter of 2017 compared to $46.4 million for the first quarter of 2016, with the change driven primarily by a $12.8 million tax benefit in the first quarter of 2016 resulting from the settlement of an IRS examination for tax years 2007, 2008 and 2009. Pre-tax investment results decreased $3.8 million due to lower returns in the fixed maturity investments and other investments portfolios but were partially offset by higher returns in the common equity securities portfolio driven by the factors discussed below in "Summary of Investment Results." Pre-tax underwriting results increased by $0.7 million in the first quarter of 2017 driven by lower expense across the Company driven by the factors discussed below. While most of our businesses contributed strong relative performance year over year, the favorable results were mostly offset by the performance of our Government Risks business which was negatively impacted by several large claims in the first quarter of 2017. Both of the first quarters of 2017 and 2016 were adversely impacted by the poor performance of our Healthcare, and to a lesser extent, our Programs business as described below.
Our total revenues of $292.4 million for the first quarter of 2017 decreased $18.1 million from $310.5 million for the 2016 period, due to a decrease in net earned premiums of $16.8 million, or 6.0%, driven by premium decreases in our Programs and Entertainment businesses in addition to the $3.8 million decrease in pre-tax investment results.

Written Premiums
Consolidated net written premiums were $256.9 million in the first quarter of 2017, with the decrease of 8.3% from the comparative prior year period driven by Programs ($16.0 million), as we have exited two underperforming large accounts, in Entertainment ($9.6 million) due to a refinement of our underwriting appetite and in Healthcare ($4.2 million), reflecting the impact of refocusing our sales activity on more desirable risks.
Underwriting Results
Pre-tax underwriting income was $14.2 million for the first quarter of 2017, compared to pre-tax underwriting income of $13.5 million for the first quarter of 2016 driven by the factors discussed below.
Our combined ratio for the first quarter of 2017 of 94.5% reflected a 57.5% loss and LAE ratio and a 37.0% expense ratio, which compared to a combined ratio for the first quarter of 2016 of 95.2%, consisting of a 57.0% loss and LAE ratio and a 38.2% expense ratio.
The 0.5 point increase in the loss and LAE ratio was comprised of a 0.8 point increase in current accident year non-catastrophe losses, and a 0.3 point decrease in catastrophe losses.
Current accident year non-catastrophe losses for the first quarter of 2017 of $148.9 million, or 56.9 points, compared to $156.3 million, or 56.1 points, for the 2016 period. The increased current accident year non-catastrophe loss ratio was primarily driven by increased losses in our Architects & Engineers, Healthcare and Government Risks businesses.
There was no net loss and LAE reserve development on prior accident year reserves in the first quarter of 2017, as unfavorable reserve development, primarily in Healthcare due to an adverse ruling on a single managed care errors and omissions claim, and to a lesser extent, in Programs driven by an auto-related program, was offset by favorable reserve development driven by Technology, Accident & Health, and Entertainment resulting from favorable loss experience. There was also no net loss and LAE reserve development on prior accident year reserves in the first quarter of 2016, although unfavorable development was recorded primarily in the Healthcare business driven by large claims and heavy loss activity and, to a lesser extent, by Programs, but was offset by favorable development at a number of businesses, most notably Accident & Health and Technology.
Catastrophe losses of $1.7 million, or 0.6 points, in the first quarter of 2017, compared to $2.5 million, or 0.9 points, for the first quarter of 2016, reflecting fairly benign catastrophic activity in both periods.
The expense ratio decreased 1.2 points to 37.0% for the first quarter of 2017, compared to 38.2% for the first quarter of 2016, driven by lower employee benefit costs, resulting primarily from favorable results on investments supporting certain benefit plans, and lower acquisition costs in part due to mix of business along with decreased expenses across several other categories due to continued efforts to manage controllable expenses. These decreases more than offset the negative impact of lower earned premiums.
Investments
Net investment income decreased to $12.2 million for the first quarter of 2017, compared to $14.4 million for the first quarter of 2016, driven by a $2.4 million interest payment on the surplus notes in the first quarter of 2016. Net realized and change in unrealized investment gains of $15.0 million for the first quarter of 2017, compared to $16.6 million for the first quarter of 2016. The slight decrease was driven by a lower return in our fixed maturity investments portfolio driven by relative interest rate movements in the first quarter of 2017 compared to the first quarter of 2016. In addition, our other investments portfolio was adversely impacted by the surplus notes, which experienced a negative valuation adjustment during the first quarter of 2017 of $2.3 million as opposed to a $0.3 million favorable adjustment in the prior year period. These decreases were partially offset by a higher return in our common equity securities portfolio which benefited from stronger market performance (as measured by the S&P 500 total return index) as compared to 2016.
Other Revenues (Expenses)
The $2.5 million favorable change in other revenues compared to the first quarter of 2016 was driven by income for the first quarter of 2017 from the excess invested assets remaining after the termination of the OneBeacon qualified pension plan (Qualified Plan).
General and Administrative Expenses
The Company accrued $1.4 million of general and administrative expenses for professional services rendered as of March 31, 2017 in conjunction with the transaction described in Note 15 - Subsequent Events.
Income Taxes
Our income tax expense related to pre-tax income represented a net effective tax rate of 10.7% for the first quarter of 2017 compared to a net effective benefit of 22.8% for the first quarter of 2016. The effective tax rate for the first quarter of 2017 and 2016 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United

States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate and, for the first quarter of 2016, the impact of a $12.8 million favorable settlement of the 2007, 2008 and 2009 IRS examination. The effective tax rate on non-U.S. income for the first quarter of 2017 and 2016 was 0.2% and 0.7%, respectively.
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
For the three months ended March 31, 2017 and 2016, our net combined ratio was higher than our gross combined ratio by 6.3 points and 10.7 points, respectively, as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses. In the first quarter of 2016, the Crop business reduced the gross combined ratio, but had no effect on the net combined ratio, as 100% of the Crop results were ceded under the quota share reinsurance agreement that OneBeacon entered into on July 31, 2015 pursuant to our exit of the Crop business. Excluding the effects of the Crop business, our net combined ratio was higher than our gross combined ratio by 5.3 points for the three months ended March 31, 2016 as a result of the cost of the reinsurance programs. The Crop business did not impact either ratio for the three months ended March 31, 2017.
Summary of Operations By Segment
Our reportable segments are Specialty Products, Specialty Industries, and Investing, Financing and Corporate.
During the three months ended March 31, 2017, the Company completed its transition to reflect certain management changes and a re-segmenting of various business lines within underwriting operating segments. As part of the transition, the Company's executive management, including the Chief Operating Decision Maker ("CODM"), began receiving a new CODM package which reflected an adjusted aggregation of the underwriting operating segments among the existing underwriting reportable segments. The new underwriting operating segments are also consistent with how we began externally branding the related insurance products during the three months ended March 31, 2017. The following represents a summary of the changes made:
Media liability: The media liability line, which was previously included in the Other Professional Lines underwriting operating segment within Specialty Products, was moved into the Entertainment underwriting operating segment within Specialty Industries.
Medical excess: The medical excess line, which was previously included in the Healthcare underwriting operating segment within Specialty Products, was moved into the Accident underwriting operating segment which, in turn, has been renamed "Accident and Health" within Specialty Industries.
Architects and Engineers: The Architects and Engineers line, which was previously included in the Other Professional Lines underwriting operating segment within Specialty Products, has been separately broken out such that it is now a separate underwriting operating segment.
Other Professional Lines: The Other Professional Lines former underwriting operating segment is no longer considered an underwriting operating segment.
Prior periods have been restated to conform to current presentation of segment information. Other than these changes, there have been no material changes to the Company's determination of reportable segments from that reported in the 2016 Annual Report on Form 10-K.
The Specialty Products segment is comprised of ten active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. Specialty Products includes the Healthcare, Management Liability, Financial Services, Architects and Engineers, Specialty Property, Environmental, Tuition Reimbursement, Programs, Surety and Financial Institutions underwriting operating segments.
The Specialty Industries segment is comprised of six active underwriting operating segments, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Specialty Industries segment includes the Ocean Marine, Inland Marine, Technology, Accident & Health, Government Risks and Entertainment underwriting operating segments.
The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and our intermediate holding company subsidiaries.

Specialty Products
Financial results for our Specialty Products reportable segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,
($ in millions)	2017	2016
Gross written premiums	$134.9	$137.8
Net written premiums	$105.1	$118.4

Earned premiums	$119.2	$123.2
Loss and LAE	(82.9)	(86.4)
Policy acquisition expenses	(19.6)	(23.2)
Other underwriting expenses	(20.7)	(21.3)
Total underwriting income (loss)	(4.0)	(7.7)
Net other expenses	(0.1)	(0.1)
Pre-tax income (loss)	$(4.1)	$(7.8)
The following table provides underwriting ratios for Specialty Products for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Underwriting ratios:
Loss and LAE	69.5%	70.1%
Expense	33.9	36.1
Total combined ratio	103.4%	106.2%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended March 31,
(Favorable) unfavorable impact	2017	2016
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	0.4 pts	0.4 pts
Prior year loss reserve development	8.8 pts	12.1 pts
Specialty Products—Three months ended March 31, 2017 versus three months ended March 31, 2016
Net written premiums for Specialty Products decreased to $105.1 million for the first quarter of 2017 from $118.4 million for the comparative 2016 period, primarily due to a decrease at our Programs business ($16.0 million), as we have exited two large accounts as a result of poor underwriting results, and to a lesser extent, due to a decrease at our Healthcare business ($4.2 million), reflecting the impact of refocusing our sales activity on more desirable risks. These decreases were partially offset by modest increases at most of our other businesses, most notably Management Liability ($3.5 million) and Architects & Engineers ($3.1 million).
The Specialty Products combined ratio for the first quarter of 2017 decreased to 103.4% from 106.2% for the first quarter of 2016, as the loss and LAE ratio decreased by 0.6 points to 69.5%, and the expense ratio decreased by 2.2 points to 33.9%.
The 0.6 point decrease to the loss and LAE ratio in the first quarter of 2017 compared to the 2016 period was comprised of a 2.7 point increase in current accident year non-catastrophe losses that was more than offset by a 3.3 point favorable change in net prior year loss reserve development. Catastrophe losses of 0.4% in the first quarter of 2017 were consistent with the 2016 period.
The current accident year non-catastrophe loss ratio for the first quarter of 2017 was 60.3%, compared to 57.6% for the first quarter of 2016, with the increase driven by increased losses in our Architects & Engineers business, with both periods being adversely affected by Programs and Healthcare.

The first quarter of 2017 results included 8.8 points of net unfavorable prior accident year loss reserve development, primarily in Healthcare due primarily to an adverse settlement on a single managed care errors and omissions claim, and to a lesser extent, unfavorable development in Programs driven by an auto-related program, which was modestly offset by favorable development in Surety and Financial Services, among others, resulting from favorable loss activity. This compared with 12.1 points of net unfavorable prior year loss reserve development in the first quarter of 2016, primarily related to unfavorable loss reserve development driven by large claims and heavy loss activity in Healthcare, and to a lesser extent, Programs and Architects & Engineers, which was partially offset by favorable development in Financial Services and Surety.
The first quarter of 2017 and 2016 both included fairly benign catastrophe losses of 0.4 points.
The 2.2 point decrease in the expense ratio for the first quarter of 2017, compared to the first quarter of 2016, was driven by lower insurance acquisition expenses as well as lower employee benefit costs resulting primarily from favorable results on investments supporting certain benefit plans, lower depreciation expense on capitalized software, and decreased external consulting expense along with decreased expenses across several other categories due to continued efforts to manage controllable expenses. These decreases more than offset the negative impact of lower earned premiums.
Specialty Industries
Financial results for our Specialty Industries reportable segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,
($ in millions)	2017	2016
Gross written premiums	$162.4	$172.7
Net written premiums	$151.8	$161.7

Earned premiums	$142.6	$155.4
Loss and LAE	(67.7)	(72.4)
Policy acquisition expenses	(25.7)	(27.8)
Other underwriting expenses	(31.0)	(34.0)
Total underwriting income	18.2	21.2
Net other revenues	0.2	0.3
General and administrative expenses	(0.5)	(0.5)
Pre-tax income	$17.9	$21.0
The following table provides underwriting ratios for Specialty Industries for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Underwriting ratios:
Loss and LAE	47.5%	46.6%
Expense	39.7	39.8
Total combined ratio	87.2%	86.4%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended March 31,
(Favorable) unfavorable impact	2017	2016
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	0.9 pts	1.3 pts
Prior year loss reserve development	(7.4) pts	(9.5) pts

Specialty Industries—Three months ended March 31, 2017 versus three months ended March 31, 2016
Net written premiums for Specialty Industries decreased to $151.8 million for the first quarter of 2017 from $161.7 million for the comparative 2016 period. The decrease in the first quarter of 2017 was driven by an $9.6 million decrease at our Entertainment business due to a refinement of our underwriting appetite along with a decrease at Accident & Health ($4.9 million) driven by the Medical Excess sub-line. These decreases were partially offset by modest increases at several other business units, most notably, Government Risks ($2.0 million).
The Specialty Industries combined ratio for the first quarter of 2017 increased to 87.2%, compared to 86.4% for the first quarter of 2016, as the loss and LAE ratio increased by 0.9 points to 47.5%, and the expense ratio decreased by 0.1 point to 39.7%.
The 0.9 point increase to the loss and LAE ratio was comprised of a 0.8 point decrease in current accident year non-catastrophe losses, a 2.1 point unfavorable change in prior year loss reserve development and a 0.4 point decrease in catastrophe losses.
The current accident year non-catastrophe loss ratio for the first quarter of 2017 was 54.0%, compared to 54.8% for the first quarter of 2016, driven by the improved relative performance of most of our businesses, most notably Ocean Marine and Accident & Health, but was partially offset by higher current accident year non-catastrophe losses in our Government Risks business.
Results for the first quarter of 2017 included 7.4 points of net favorable prior accident year loss reserve development driven by Technology, Accident & Health, and Entertainment resulting from better than expected case incurred activity, which was partially offset by a large prior accident year claim in the runoff Energy business as well as modest unfavorable development in other businesses. This compared to 9.5 points of net favorable prior accident year loss reserve development in the first quarter of 2016, driven by Accident & Health, Technology and Government Risks, generally resulting from better than expected case incurred activity.
Results for the first quarter of 2017 included 0.9 points of catastrophe losses, resulting from modest activity impacting several businesses. This compared to 1.3 points of catastrophe losses in the first quarter of 2016, driven by winter storms in the eastern United States, primarily impacting Ocean Marine.
The 0.1 point slight decrease in the expense ratio for the first quarter of 2017, compared to the first quarter of 2016, was driven by lower allocated expenses due primarily to a decrease in employee benefit costs, and mostly offset by the negative impact of lower earned premiums and higher direct expenses.
Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
($ in millions)	2017	2016
Net investment income	$12.2	$14.4
Net realized and change in unrealized investment gains	15.0	16.6
Pre-tax investment results	27.2	31.0
Net other revenues	3.3	0.7
General and administrative expenses	(4.5)	(3.4)
Interest expense	(3.3)	(3.3)
Pre-tax income	$22.7	$25.0
Investing, Financing and Corporate—Three months ended March 31, 2017 versus three months ended March 31, 2016
Investing, Financing and Corporate reported pre-tax income of $22.7 million in the first quarter of 2017, compared to $25.0 million in the first quarter of 2016. The decrease was driven by lower pre-tax investment results due to lower returns in the fixed maturity investments and other investments portfolios but was partially offset by higher returns in the common equity securities portfolio. This decrease was partially offset by a $2.6 million increase in net other revenues compared to the first quarter of 2016 resulting from income from the excess invested assets that previously supported the Qualified Plan, the majority of which are now held in the Qualified Replacement Plan.

Summary of Investment Results
OneBeacon invests to maximize long-term total returns (after-tax) while taking prudent levels of risk and maintaining a diversified portfolio, subject to investment guidelines and regulatory restrictions. Investments include fixed maturity investments, short-term investments, common equity securities and other investments.
During the third quarter of 2016, OneBeacon established a portfolio of high-yield fixed maturity investments. Given the risk profile of these investments, OneBeacon's management believes that the returns associated with the high-yield fixed maturity investments are more appropriately included with the returns from common equity securities and other investments instead of with returns associated with short-term investments and investment grade fixed maturity investments. See "INVESTMENT RETURN NON-GAAP FINANCIAL MEASURE" on page 52.
Investment Returns
OneBeacon's investment return percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of management fees and trading expenses. A summary of our consolidated pre-tax investment results for the three months ended March 31, 2017 and 2016 is as follows:

Components of Investment Results	Three months ended March 31,
($ in millions)	2017	2016
Net investment income	$12.2	$14.4
Net realized investment gains (losses)	0.4	(5.9)
Change in net unrealized investment gains	14.6	22.5
Total pre-tax investment results	$27.2	$31.0

Gross investment returns on average invested assets versus typical benchmarks for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,(1)
	2017	2016
Short-term investments	0.1%	—%
Investment grade fixed maturity investments	0.8%	1.3%
High-yield fixed maturity investments	2.2%	N/A
Total fixed income investments	0.8%	1.2%
Total fixed income investments, excluding high-yield fixed maturity investments	0.8%	N/A
Bloomberg Barclays U.S. Intermediate Aggregate Index	0.7%	2.3%

Common equity securities	5.8%	2.1%
Other investments	(1.2)%	0.4%
Total common equity securities and other investments	2.8%	1.5%
Total common equity securities, other investments and high-yield fixed maturity investments	2.7%	N/A
S&P 500 Index	6.1%	1.3%

Total consolidated portfolio	1.1%	1.2%
_______________________________________________________________________________

(1)	Gross investment returns exclude investment expenses of $1.3 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.
Investment Returns—Three months ended March 31, 2017 versus three months ended March 31, 2016
Overview
Our total pre-tax investment results were $27.2 million, a return on average invested assets of 1.1%, for the three months ended March 31, 2017, compared to $31.0 million, a return on average invested assets of 1.2%, for the three months ended March 31, 2016. The slight decrease was driven by a lower return on our fixed maturity investments portfolio, which reflects a largely unchanged treasury curve in the first quarter of 2017 compared to a significant decline in treasury rates in the first quarter of 2016. In addition, our other investments portfolio was adversely impacted in the three months ended March 31, 2017 by a negative $2.3 million valuation adjustment to the surplus notes. Those decreases were partially offset by a higher return in our common equity securities portfolio, which benefited from stronger market performance (as measured by the S&P 500 total return index) as compared to 2016.
Fixed income
We maintain a high quality fixed income portfolio with a relatively short duration of approximately 2.8 years excluding short-term investments and approximately 2.7 years including short-term investments as of March 31, 2017. Our fixed income portfolio returned 0.8% for the three months ended March 31, 2017, outperforming the longer duration, but higher credit quality Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.7% compared to 1.2% for the three months ended March 31, 2016, underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 2.3%.
Excluding high-yield fixed maturity investments, our fixed income portfolio returned 0.8% for the three months ended March 31, 2017, outperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.7% for the three months ended March 31, 2017.
Common equity securities and other investments
OneBeacon maintains a portfolio of common equity securities and other investments, including surplus notes, hedge funds and private equity funds. We believe that prudent levels of these investments are likely to enhance long-term after-tax total returns. Our portfolio of common equity securities and other investments represented approximately 12.9% of total invested assets as of both March 31, 2017 and December 31, 2016. Including high-yield fixed maturity investments OneBeacon’s portfolio of common equity securities, other investments and high-yield fixed maturity investments represented approximately 16.6% and 16.4% of total invested assets as of March 31, 2017 and December 31, 2016, respectively.
Our common equity securities portfolio returned 5.8% for the three months ended March 31, 2017, underperforming the S&P 500 Index return of 6.1%, compared to 2.1% for the three months ended March 31, 2016, outperforming the S&P 500 Index return of 1.3%. Both variances to the S&P 500 Index return can largely be attributed to the results of our actively-managed publicly traded common equity securities portfolio.
Our other investments portfolio returned (1.2)% for the three months ended March 31, 2017, significantly underperforming the S&P 500 Index return of 6.1%, compared to 0.4% for the three months ended March 31, 2016, modestly underperforming the S&P 500 Index return of 1.3%. The variance for the three months ended March 31, 2017 is largely attributable to a negative $2.3 million valuation adjustment to the surplus notes, reflecting an increase in the assumed liquidity spread from 250 basis points to 400 basis points, partially offset by the impact of narrowing of non-investment grade credit spreads. The change in estimated liquidity spread reflects management’s increasing view that the surplus notes would be difficult to sell.
Our common equity securities and other investments portfolio returned 2.8% for the three months ended March 31, 2017, underperforming the S&P 500 Index return of 6.1%, compared to 1.5% for the three months ended March 31, 2016, outperforming the S&P 500 Index return of 1.3%.
The portfolio of common equity securities, other investments and high-yield fixed maturity investments returned 2.7% for the three months ended March 31, 2017, which underperformed the S&P 500 Index return of 6.1%.
OneBeacon invests in ETFs that seek to provide investment results that, before expenses, generally correspond to the performance of broad market indices. The ETF investments earned the effective market return, before expenses.
The following summarizes OneBeacon's investments in ETFs by exposure to each index:

	Fair Value ($ in millions)
Index	March 31, 2017	December 31, 2016
S&P 500	$173.4	$164.4
We, through White Mountains Advisors LLC (WM Advisors), a registered investment advisor and wholly owned subsidiary of White Mountains, have established a relationship with an unrelated third party registered investment adviser, Lateef Investment Management (Lateef), to actively manage a portion of our common equity securities portfolio. The Lateef common equity portfolio had fair values of $25.5 million and $24.3 million as of March 31, 2017 and December 31, 2016, respectively, which reflect a reduction in the allocation to Lateef that occurred during the fourth quarter of 2016, with the pre-reduction fair value as of September 30, 2016 at $110.6 million.
During the third quarter of 2016, we established a portfolio of high-yield fixed maturity investments. The high-yield portfolio had a fair value of $96.5 million as of March 31, 2017.

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

	March 31, 2017
	GAAP return	Include: Impact of return on high yield fixed maturity investments(1)	Reported return
Common equity securities and other investment returns	2.8%	(0.1)%	2.7%
_______________________________________________________________________________
(1) High-yield fixed maturity investments returned 2.2% for the three months ended March 31, 2017.
Liquidity and Capital Resources
Operating Cash and Short-term Investments
Our sources and uses of cash are as follows:
Holding company level. The primary sources of cash for OneBeacon Insurance Group, Ltd. (OneBeacon Ltd.) and certain of our intermediate subsidiaries are expected to be distributions and tax sharing payments received from our insurance operating subsidiaries, capital raising activities, net investment income, and proceeds from sales and maturities of holding company investments. The primary uses of cash are expected to be interest payments on our debt obligations, repurchases and retirements of our debt obligations, dividend payments on our common shares, common share repurchases, purchases of investments, payments made to tax authorities, contributions to our operating subsidiaries, and holding company operating expenses.
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
Our top tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company (ASIC), has the ability to pay dividends to its immediate parent without the prior approval of regulatory authorities in an amount set by formula based on the lesser of (i) adjusted net investment income, as defined by statute, or (ii) 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to availability of earned surplus. Based upon the formula described above, most recently calculated as of December 31, 2016, ASIC currently had the ability to pay $11.4 million of dividends without the prior approval of regulatory authorities. When taking into consideration the rolling 12-month portion of this statutorily-defined calculation, including adjusted net investment income and the timing of dividends paid, we anticipated that ASIC would have the ability to pay dividends of approximately $30.0 million during 2017, which it did on April 27, 2017. As of December 31, 2016, ASIC had $624.8 million of statutory surplus and $69.0 million of earned surplus.
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
Based upon the limitations described above, Split Rock currently has the ability to distribute up to $31.5 million of statutory capital and pay up to $60.1 million of dividends during 2017 without the prior approval of regulatory authorities. During the three months ended March 31, 2017 and 2016, Split Rock did not pay any dividends or distributions to its immediate parent.
During the three months ended March 31, 2017 and 2016, our unregulated insurance operating subsidiaries paid $4.8 million and $4.6 million, respectively, of dividends to their immediate parent. As of March 31, 2017, our unregulated insurance operating subsidiaries had $59.8 million of net unrestricted cash, short-term investments, and fixed maturity investments and $69.6 million of other investments consisting of the surplus notes.
As described in Note 13—"Common Shareholders' Equity" to the accompanying consolidated financial statements, during the three months ended March 31, 2017 and 2016, we declared and paid dividends totaling $19.9 million and $19.8 million, respectively, to our common shareholders.
As of March 31, 2017, OneBeacon Ltd. and its intermediate holding company subsidiaries held $44.2 million of net unrestricted cash, short-term investments and fixed maturity investments and $12.5 million of common equity securities outside of its regulated and unregulated insurance operating subsidiaries.
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

The following table illustrates our consolidated insurance float position and two operational leverage ratios based on insurance float as of March 31, 2017 and December 31, 2016:

($ in millions)	March 31, 2017		December 31, 2016
Loss and LAE reserves	$1,368.8		$1,365.6
Unearned premiums	578.4		575.1
Reinsurance balances payable	11.2		17.0
Funds held under insurance contracts	148.7		153.0
Insurance liabilities	$2,107.1		$2,110.7

Cash in regulated insurance and reinsurance subsidiaries	$20.9		$13.6
Reinsurance recoverable on paid and unpaid losses	178.1		179.5
Premiums receivable	225.9		228.3
Deferred acquisition costs	98.5		96.3
Ceded unearned premiums	52.4		44.2
Insurance assets	$575.8		$561.9
Insurance float	$1,531.3		$1,548.8
Insurance float as a multiple of total capital	1.2	x	1.2	x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.5	x	1.5	x
During the three months ended March 31, 2017, insurance float decreased by $17.5 million, primarily due to the slight contraction of our insurance operations.
Financing
Debt
The following table summarizes our debt to capital ratio at March 31, 2017 and December 31, 2016:

($ in millions)	March 31, 2017	December 31, 2016
Senior Notes, carrying value	$273.2	$273.2
Non-controlling interest	3.4	3.9
OneBeacon's common shareholders' equity	1,033.4	1,021.3
Total capital	$1,310.0	$1,298.4
Ratio of debt to total capital	20.9%	21.0%
We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
On September 29, 2015, the Company and OneBeacon Holdings, Inc. (OBH), as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. (U.S. Bank) and including BMO Harris Bank N.A. as an additional lender, which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (Credit Facility). As of March 31, 2017, the Credit Facility was undrawn.
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

No interest was paid or scheduled to be paid on the 2012 Senior Notes during each of the three months ended March 31, 2017 and 2016.
As of March 31, 2017, the Company and OBH were in compliance with all of the covenants under the 2012 Senior Notes and the Credit Facility, and anticipate they will continue to remain in compliance with these covenants for the foreseeable future.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 6.7 million of its Class A common shares. During the three months ended March 31, 2017, no shares were repurchased under the share repurchase authorization. During the three months ended March 31, 2016, 850,349 shares were repurchased under the share repurchase authorization for $10.6 million at an average share price of $12.42. The amount of authorization remaining is $75.0 million as of March 31, 2017.
During the three months ended March 31, 2017 and 2016, the Company repurchased 67,273 and 64,981 common shares, respectively, for $1.1 million and $0.9 million to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.
Cash Flows
Detailed information concerning our cash flows during the three months ended March 31, 2017 and 2016 follows:
Cash flows from operations for the three months ended March 31, 2017 and 2016
Net cash flows used for operations for the three months ended March 31, 2017 were negative $1.3 million compared to negative $23.5 million for the three months ended March 31, 2016. Net cash flows relating to operations increased on a relative basis primarily due to lower paid losses.
Other Liquidity and Capital Resource Activities
During the three months ended March 31, 2017, we made payments with respect to our long-term incentive compensation plans totaling $6.5 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 113,950 performance units, and 3,767,500 long-term cash awards for the 2014-2016 performance cycle.
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
Cash flows from investing and financing activities for the three months ended March 31, 2017 and 2016
Financing and Other Capital Activities
During the three months ended March 31, 2017 and 2016, we declared and paid $19.9 million and $19.8 million, respectively, of regular quarterly cash dividends to holders of OneBeacon's common shares.
During the three months ended March 31, 2017, we repurchased and retired no shares of our Class A common stock. During the three months ended March 31, 2016, we repurchased and retired 850,349 shares of our Class A common stock for $10.6 million at an average share price of $12.42 under the board authorization referred to above.
During the three months ended March 31, 2017 and 2016, the Company repurchased 67,273 and 64,981 common shares, respectively, for $1.1 million and $0.9 million, respectively, to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorization referred to above.

Recently Issued Accounting Pronouncements
Refer to Note 1—"Nature of Operations and Summary of Significant Accounting Policies" to the Company’s unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2016 Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.
Fair Value of Financial Instruments
Refer to Note 4—"Investment Securities" to the Company’s unaudited consolidated financial statements contained in this quarterly report and Note 5—"Investment Securities" in the Company’s 2016 Annual Report on Form 10-K for discussion regarding assets measured at fair value using unobservable inputs.
Critical Accounting Estimates
Refer to the Company's 2016 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of March 31, 2017, there were no material changes to our critical accounting estimates.
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
These statements are based on certain assumptions and analyses made by us in light of our experience and judgments about historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to our expectations is subject to a number of risks, uncertainties or other factors which are described in more detail beginning on page 16 of the Company's 2016 Annual Report on Form 10-K, that could cause actual results to differ materially from expectations, including:

•	recorded loss and loss adjustment expense reserves subsequently proving to have been inadequate;

•	changes in interest rates, debt or equity markets or other market volatility that negatively impact our investment portfolio;

•	competitive forces and the cyclicality of the property and casualty insurance industry;

•	claims arising from catastrophic events, such as hurricanes, windstorms, earthquakes, floods or terrorist attacks;

•	the continued availability of capital and financing;

•	the continued availability and cost of reinsurance coverage and our ability to collect reinsurance recoverables;

•	the ability to maintain data and system security;

•	the outcome of litigation and other legal or regulatory proceedings;

•	our ability to continue meeting our debt and related service obligations or to pay dividends;

•	our ability to successfully develop new specialty businesses;

•	changes in laws or regulations, or their interpretations, which are applicable to us, our competitors, our agents or our customers;

•	actions taken by rating agencies from time to time with respect to us, such as financial strength or credit rating downgrades or placing our ratings on negative watch;

•	our ability to retain key personnel;

•	participation in guaranty funds and mandatory market mechanisms;

•	our ability to maintain effective operating procedures and manage operational risk;

•	changes to current shareholder dividend practice and regulatory restrictions on dividends;

•	credit risk exposure in certain of our business operations;

•	Bermuda law may afford less protection to shareholders;

•	our status as a subsidiary of White Mountains, including potential conflicts of interest, competition, and related-party transaction;

•	changes in tax laws or tax treaties;

•	the risk that the proposed merger with Intact Financial Corporation (“Intact”) may not be completed on the currently contemplated timeline or at all;

•
risks related to diverting management’s attention from our ongoing business operations and other risks related to the announcement or pendency of the proposed merger with Intact, including on our ability to retain and hire key personnel, our ability to maintain relationships with our customers, policyholders, brokers, service providers and others with whom we do business and our operating results and business generally; and

•	other factors, most of which are beyond our control.
Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the anticipated results or developments will be realized or, even if substantially realized, that they will have the expected consequences. Readers should carefully review these risk factors, and are cautioned not to place undue reliance on our forward-looking statements. The forward-looking statements in this report speak only as of the date on which they are made. We assume no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to our 2016 Annual Report on Form 10-K and in particular Item 7A — "Quantitative and Qualitative Disclosures About Market Risk." As of March 31, 2017, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.

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
The Company's management, with the participation of the CEO and CFO (the principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of March 31, 2017, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. During the quarter ended March 31, 2017, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the SDNY and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014 and the motion was granted on January 6, 2017. The plaintiff has requested permission to move the SDNY to certify the decision as a final judgment capable of immediate appeal. No amount has been accrued in connection with this matter as of March 31, 2017, as the amount of loss, if any, cannot be reasonably estimated.
ITEM 1A.        RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A — “Risk Factors” of our 2016 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2017, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the three months ended March 31, 2017, no shares were repurchased under the share repurchase authorization. As of March 31, 2017, an aggregate of 6.7 million Class A common shares were repurchased for $125.0 million under this authorization and retired. The amount of authorization remaining is $75.0 million as of March 31, 2017.

ITEM 6.	EXHIBITS
(a)   Exhibits

10.1*
Fourth Amendment dated as of February 28, 2017 to the Amended and Restated Investment Management Agreement dated as of December 23, 2014 by and between White Mountains Advisors LLC and OneBeacon Insurance Group, Ltd.

10.2*	OneBeacon's 2017 Management Incentive Plan.
10.3**	Form of OneBeacon Insurance Group, Ltd. 2017 Special Restricted Share Award Agreement incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2017.
10.4**	Form of OneBeacon Insurance Group, Ltd. 2017-2019 Restricted Share Award Agreement incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 6, 2017.
10.5**	OneBeacon 2017 Long-Term Incentive Plan incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the Annual General Meeting of Members filed on April 11, 2017.
31.1*	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*
The following financial information from OneBeacon Insurance Group, Ltd.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets, March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations and Comprehensive Income, Three Months Ended March 31, 2017 and 2016; (iii) Consolidated Statements of Common Shareholders' Equity, Three Months Ended March 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows, Three Months Ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Filed Herewith

**	Previously filed
***Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.
Date: May 2, 2017	By:	/s/ JOHN C. TREACY
John C. Treacy Chief Accounting Officer and Treasurer*

*Executing as both the Chief Accounting Officer and a duly authorized officer of the Company