Form 10-Q
period 2017-06-30
OneBeacon Insurance Group, Ltd.
filed 2017-08-04
CIK 1369817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2017, 22,986,618 Class A common shares, par value $0.01 per share, and 71,754,738 Class B common shares, par value $0.01 per share, were outstanding.

ONEBEACON INSURANCE GROUP, LTD.

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED BALANCE SHEETS

($ in millions, except per share amounts)	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Investment Securities:
Fixed maturity investments, at fair value (amortized cost: $2,269.8 in 2017 and $2,164.4 in 2016)	$2,288.6	$2,169.1
Short-term investments, at amortized cost (which approximates fair value)	55.5	112.1
Common equity securities, at fair value (cost: $183.8 in 2017 and $182.3 in 2016)	205.5	188.7
Other investments, at fair value (cost: $107.5 in 2017 and $120.9 in 2016)	134.1	150.5
Total investment securities	2,683.7	2,620.4
Cash	71.3	69.6
Reinsurance recoverables	198.0	179.5
Premiums receivable	245.4	228.3
Deferred acquisition costs	106.9	96.3
Ceded unearned premiums	56.6	44.2
Net deferred tax asset	130.1	126.7
Investment income accrued	12.9	11.3
Accounts receivable on unsettled investment sales	5.8	1.4
Other assets	185.7	212.2
Total assets	$3,696.4	$3,589.9
Liabilities
Unpaid loss and loss adjustment expense reserves	$1,411.2	$1,365.6
Unearned premiums	595.2	575.1
Funds held under insurance contracts	210.2	153.0
Debt	273.3	273.2
Accounts payable on unsettled investment purchases	9.3	—
Other liabilities	182.4	197.8
Total liabilities	2,681.6	2,564.7
OneBeacon's common shareholders' equity and noncontrolling interests
OneBeacon's common shareholders' equity
Preference shares (Par value $0.01; 80,000,000 authorized shares; none issued or outstanding)	—	—
Common shares and paid-in surplus (Class A: par value $0.01; 200,000,000 authorized shares; 22,986,618 and 22,592,731 issued and outstanding)(Class B: par value $0.01; 200,000,000 authorized shares; 71,754,738 issued and outstanding for both periods)	1,014.5	1,013.2
Retained earnings	4.5	12.3
Accumulated other comprehensive loss (AOCL)	(3.9)	(4.2)
Total OneBeacon's common shareholders' equity	1,015.1	1,021.3
Total noncontrolling interests	(0.3)	3.9
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,014.8	1,025.2
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$3,696.4	$3,589.9

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
($ in millions, except per share amounts)	2017	2016	2017	2016
Revenues
Earned premiums	$277.4	$271.4	$539.2	$550.0
Net investment income	14.5	12.1	26.7	26.5
Net realized and change in unrealized investment gains	12.3	24.7	27.3	41.3
Net other revenues	2.1	0.8	5.5	1.7
Total revenues	306.3	309.0	598.7	619.5
Expenses
Loss and loss adjustment expenses	188.6	179.7	339.2	338.5
Policy acquisition expenses	48.4	48.7	93.7	99.7
Other underwriting expenses	59.6	50.9	111.3	106.2
General and administrative expenses	8.8	3.5	13.8	7.4
Interest expense	3.3	3.2	6.6	6.5
Total expenses	308.7	286.0	564.6	558.3
Pre-tax income (loss)	(2.4)	23.0	34.1	61.2
Income tax (expense) benefit	2.7	2.0	(1.2)	10.7
Net income, including noncontrolling interests	0.3	25.0	32.9	71.9
Less: Net income attributable to noncontrolling interests	(0.4)	(0.5)	(0.9)	(1.0)
Net income (loss) attributable to OneBeacon's common shareholders	(0.1)	24.5	32.0	70.9
Other comprehensive income, net of tax	0.2	0.2	0.3	0.2
Comprehensive income attributable to OneBeacon's common shareholders	$0.1	$24.7	$32.3	$71.1

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted
Net income attributable to OneBeacon's common shareholders per share	$—	$0.26	$0.34	$0.75
Dividends declared and paid per OneBeacon's common share	$0.21	$0.21	$0.42	$0.42

See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
(Unaudited)

		OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
($ in millions)	Common shares outstanding	Common shares and paid-in surplus	Retained earnings	AOCL	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
Balances at January 1, 2017	94,347,469	$1,013.2	$12.3	$(4.2)	$1,021.3	$3.9	$1,025.2
Comprehensive income:
Net income	—	—	32.0	—	32.0	0.9	32.9
Other comprehensive income, net of tax	—	—	—	0.3	0.3	—	0.3
Total comprehensive income	—	—	32.0	0.3	32.3	0.9	33.2
Amortization of restricted share awards	—	2.4	—	—	2.4	—	2.4
Issuance of common shares	461,160	—	—	—	—	—	—
Repurchase and retirement of common shares	(67,273)	(1.1)	—	—	(1.1)	(4.1)	(5.2)
Dividends	—	—	(39.8)	—	(39.8)	(1.0)	(40.8)
Balances at June 30, 2017	94,741,356	$1,014.5	$4.5	$(3.9)	$1,015.1	$(0.3)	$1,014.8

		OneBeacon's Common Shareholders' Equity					Total OneBeacon's common shareholders' equity and noncontrolling interests
($ in millions)	Common shares outstanding	Common shares and paid-in surplus	Retained earnings	AOCL	Total OneBeacon common shareholders' equity	Noncontrolling interests, after tax
Balances at January 1, 2016	95,089,240	$1,022.0	$(15.9)	$(5.2)	$1,000.9	$3.6	$1,004.5
Comprehensive income:
Net income	—	—	70.9	—	70.9	1.0	71.9
Other comprehensive income, net of tax	—	—	—	0.2	0.2	—	0.2
Total comprehensive income	—	—	70.9	0.2	71.1	1.0	72.1
Amortization of restricted share awards	—	1.3	—	—	1.3	—	1.3
Issuance of common shares	173,559	—	—	—	—	0.1	0.1
Repurchase and retirement of common shares	(915,330)	(11.5)	—	—	(11.5)	—	(11.5)
Dividends		—	(39.6)	—	(39.6)	(1.0)	(40.6)
Balances at June 30, 2016	94,347,469	$1,011.8	$15.4	$(5.0)	$1,022.2	$3.7	$1,025.9

   See Notes to Consolidated Financial Statements.

ONEBEACON INSURANCE GROUP, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
($ in millions)	2017	2016
Cash flows from operations:
Net income including noncontrolling interests	$32.9	$71.9
Charges (credits) to reconcile net income to cash flows provided from operations:
Net realized and change in unrealized investment gains	(27.3)	(41.3)
Deferred income tax (benefit) expense	(2.6)	19.2
Other operating items:
Net change in loss and LAE reserves	45.6	(13.2)
Net change in unearned premiums	20.1	(3.9)
Net change in ceded unearned premium	(12.4)	(5.0)
Net change in premiums receivable	(17.1)	(19.9)
Net change in reinsurance recoverables on paid and unpaid losses	(18.5)	10.0
Net change in funds held under insurance contracts	57.2	3.2
Net change in other assets and liabilities	8.3	(38.3)
Net cash provided from (used for) operations	86.2	(17.3)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	56.6	(45.4)
Maturities of fixed maturity investments	158.6	229.5
Sales of fixed maturity investments	686.1	200.5
Sales of common equity securities	5.8	174.4
Return of capital and distributions of other investments	13.5	7.0
Purchases of fixed maturity investments	(957.9)	(449.4)
Purchases of common equity securities	(6.2)	(109.5)
Contributions for other investments	(0.9)	(0.4)
Net change in unsettled investment purchases and sales	4.8	42.5
Acquisitions of property and equipment	(4.0)	(2.1)
Net cash (used for) provided from investing activities	(43.6)	47.1
Cash flows from financing activities:
Cash dividends paid to common shareholders	(39.8)	(39.6)
Repurchases and retirements of common stock	(1.1)	(11.5)
Payments on capital lease obligation	—	(1.0)
Net cash used for financing activities	(40.9)	(52.1)
Net increase (decrease) in cash during period	1.7	(22.3)
Cash balance at beginning of period	69.6	95.2
Cash balance at end of period	$71.3	$72.9
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
On May 2, 2017, Intact Financial Corporation (“Intact”), which is based in Toronto, Ontario, Canada and is the largest provider of property and casualty insurance in Canada, and the Company announced that they had entered into a definitive merger agreement ("Merger Agreement") which provides for the merger of an indirect subsidiary of Intact with and into the Company, following the satisfaction of various closing conditions, including approval by the Company’s shareholders and approval by applicable insurance regulatory authorities (the “OneBeacon Acquisition”). See Note 2—"OneBeacon Acquisition".
OneBeacon's reportable segments are Specialty Products, Specialty Industries and Investing, Financing and Corporate. The Specialty Products segment is comprised of ten active underwriting operating segments, representing an aggregation based on those that offer distinct products and tailored coverages and services to a broad customer base across the United States. The Specialty Industries segment is comprised of six active underwriting operating segments, representing an aggregation based on those that focus on solving the unique needs of a particular customer or industry group. The Investing, Financing and Corporate segment includes the investing and financing activities for OneBeacon on a consolidated basis, and certain other activities conducted through the Company and its intermediate holding company subsidiaries. See Note 7—"Segment Information" for changes to underwriting operating and reportable segments during the three months ended March 31, 2017. Prior periods have been restated to conform to the current presentation of segment information.
All significant intercompany transactions have been eliminated in consolidation. These interim financial statements include all adjustments considered necessary by management to fairly state the financial position, results of operations and cash flows of OneBeacon. These interim financial statements may not be indicative of financial results for the full year and should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on February 27, 2017. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Refer to the Company’s 2016 Annual Report on Form 10-K for a complete discussion regarding OneBeacon’s significant accounting policies. Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.
Derivatives
During 2017, OneBeacon began purchasing foreign currency forward contracts in order to provide an economic hedge against fluctuations in certain foreign-denominated fixed maturity securities that were purchased during the same time period. These foreign currency forward contracts are considered derivative financial instruments and they have not been designated or accounted for under hedge accounting. OneBeacon recognizes these derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheets. Changes in the fair value of derivative instruments, or realized gains and losses from the sale or maturity of the forward contracts, are recognized as components of investment results in current period pre-tax income.

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
Short-Duration Contracts
Effective December 31, 2016, OneBeacon adopted ASU 2015-09, Disclosures about Short Duration Contracts (ASC 944) which requires expanded footnote disclosures about loss and loss adjustment expense ("LAE") reserves. Upon adoption, OneBeacon modified its disclosures in the Company's 2016 Annual Report on Form 10-K to include loss development tables on a disaggregated basis by accident year and a reconciliation of loss development data to the loss and LAE reserves reflected on the balance sheet. The footnote disclosures were also expanded to include information about claim frequency data, including a description of how the claims frequency data is measured. Prior year disclosures were modified to conform to the new disclosures. There was no impact upon adoption to the financial statements contained herein as OneBeacon was already disclosing the new required loss rollforward. See Note 3—"Unpaid Loss and Loss Adjustment Expense (LAE) Reserves".
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
Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting (ASC 718), which narrows the scope of transactions subject to modification accounting to changes in terms of an award that result in a change in the award's fair value, vesting conditions, or classification. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017. OneBeacon does not expect the adoption of this guidance to have a material impact on its financial statements.
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
NOTE 2. OneBeacon Acquisition
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies", on May 2, 2017, Intact and the Company announced the OneBeacon Acquisition. The subsidiaries of White Mountains Insurance Group, Ltd. that own the Company's common stock have executed a voting agreement in support of the OneBeacon Acquisition. Under the terms of the Merger Agreement, which has been approved by the board of directors of both companies, the Company’s shareholders will be entitled to receive $18.10 for each outstanding share of the Company’s common stock. Aggregate cash consideration to Company shareholders is anticipated to be approximately $1.7 billion. The OneBeacon Acquisition is expected to be completed in the third quarter or early in the fourth quarter of 2017.
The closing of the OneBeacon Acquisition is subject to the satisfaction of various closing conditions, including the approval by the Company’s shareholders, which occurred on July 18, 2017, as well as the approval of various insurance regulatory authorities and other closing conditions customary for a transaction of this type. Pursuant to the Merger Agreement, the Company is required to carry on its business in the ordinary course consistent with past practice, in all material respects; however, certain actions are restricted or may not be taken without Intact's prior written consent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves
Loss and LAE reserve summary
The following table summarizes the loss and LAE reserve activities of OneBeacon's insurance subsidiaries for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Gross beginning balance	$1,368.8	$1,343.8	$1,365.6	$1,389.8
Less beginning reinsurance recoverables on unpaid losses	(174.7)	(150.4)	(172.9)	(186.0)
Net beginning loss and LAE reserves	1,194.1	1,193.4	1,192.7	1,203.8
Loss and LAE incurred relating to:
Current year losses	181.3	164.3	331.9	323.1
Prior year losses	7.3	15.4	7.3	15.4
Total incurred loss and LAE	188.6	179.7	339.2	338.5
Loss and LAE paid relating to:
Current year losses	(36.4)	(37.1)	(57.7)	(59.1)
Prior year losses	(132.1)	(122.2)	(260.0)	(269.4)
Total loss and LAE payments	(168.5)	(159.3)	(317.7)	(328.5)
Net ending loss and LAE reserves	1,214.2	1,213.8	1,214.2	1,213.8
Plus ending reinsurance recoverables on unpaid losses	197.0	162.8	197.0	162.8
Gross ending loss and LAE reserves	$1,411.2	$1,376.6	$1,411.2	$1,376.6
Loss and LAE development
Loss and LAE development—2017
During the three months ended June 30, 2017, OneBeacon experienced $7.3 million net unfavorable loss and LAE reserve development on prior accident year reserves driven by Programs. The unfavorable development in Programs was driven by increased loss activity, including numerous mid-size losses, across most accounts, including auto-related programs.
During the six months ended June 30, 2017, OneBeacon experienced $7.3 million net loss and LAE reserve development on prior accident year reserves as unfavorable reserve development, primarily in Healthcare due to an adverse settlement on a single managed care errors and omissions claim, and in Programs driven by increased loss activity, including numerous mid-size losses, across most accounts, including auto-related programs, with the unfavorable development partially offset by favorable reserve development driven in part by Technology and Accident & Health resulting from favorable loss experience.
Loss and LAE development—2016
During both the three and six months ended June 30, 2016, OneBeacon experienced $15.4 million net unfavorable loss and LAE reserve development on prior accident year reserves. During the three months ended June 30, 2016, the Healthcare operating segment recorded $24.0 million of net unfavorable loss reserve development as a result of increasing claim frequency, as well as higher than expected paid and case activity, most notably within the senior living sub-line, which provides medical malpractice and general liability insurance for extended care facilities, including assisted living, memory care and continuing care facilities. As a result of the continuing loss activity experienced in this sub-line, we performed an in-depth claim file review, which confirmed that the increased case incurred loss activity was driven by frequency, especially in the more recent prior accident years, as opposed to other potential considerations such as changes in claims-handling practices. In addition, a thorough actuarial review was completed, including analysis of the results of enhancements made to the predictive model deployed in the senior living sub-line. Adverse financial results were primarily observed in high-risk categories of business and in difficult geographic venues identified by the predictive model data. As a result of these analyses, management increased its best estimate of prior accident year losses during the prior year period, and increased its loss provisions for the current accident year based on the updated actuarial indications. In addition, also within the Healthcare operating segment, there were two large claims within the managed care errors and omissions sub-line related to unexpected outcomes from mediation and extended costs associated with claim defense, which contributed to the unfavorable development in prior accident years. In the six months ended June 30, 2016, Healthcare recorded $34.8 million of adverse prior year development, which included prior year

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3. Unpaid Loss and Loss Adjustment Expense (LAE) Reserves

loss activity recorded in the first quarter of 2016 in the complex risk sub-line, which provides professional liability coverage to hospitals, physicians, and physician groups as well as physicians' extended reporting period coverage.
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
Reinsurance Treaties
The Company's reinsurance coverage is discussed in Note 4—"Reinsurance" in the Company's 2016 Annual Report on Form 10-K. All of the Company's expiring reinsurance treaties were renewed during the three months ended June 30, 2017 with terms that were substantially similar to those reported in the 2016 Annual Report on Form 10-K.
Reinsurance Recoverables
As of June 30, 2017, OneBeacon had reinsurance recoverables on paid losses of $1.0 million and reinsurance recoverables on unpaid losses of $197.0 million. As reinsurance contracts do not relieve OneBeacon of its obligations, collectibility of balances due from reinsurers is important to OneBeacon's financial strength. The following table summarizes A.M. Best Company, Inc. ("A.M. Best") ratings for OneBeacon's reinsurers, excluding industry pools and associations, based upon reinsurance recoverable amounts on paid and unpaid losses and LAE:

	Balance at June 30, 2017	% of total
A.M.Best's Rating(1):	($ in millions)
A+ or better	$85.9	43%
A- to A	83.4	42%
B, Not Rated and Other(2)	28.7	15%
Total reinsurance recoverables	$198.0	100%
_______________________________________________________________________________
(1) A.M. Best's ratings as detailed above are "A+ or better" (Superior), "A- to A" (Excellent) and "B" (Fair).
(2) Includes reinsurance recoverable on unpaid losses from Bedivere Insurance Company ("Bedivere"), one of the legal entities transferred as part of the runoff transaction in 2014, of $17.2 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Other investments consist primarily of surplus notes, hedge funds and private equity funds. Surplus notes provided in conjunction with the financing of the sale of the run-off business in 2014 are measured at estimated fair value based on a discounted expected cash flow model, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains. OneBeacon measures its investments in hedge funds and private equity funds at fair value with changes therein reported in total revenues as net realized and change in unrealized investment gains. Other investments also include an investment in a community reinvestment vehicle which is accounted for at fair value, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains, a tax advantaged federal affordable housing development fund, which is accounted for under the proportional amortization method, and beginning in the first quarter of 2017, a foreign currency forward contract which is accounted for at fair value, with changes in fair value reported in total revenues as net realized and change in unrealized investment gains.
OneBeacon's net investment income is comprised primarily of interest income associated with OneBeacon's fixed maturity investments and short-term investments and dividend income from its common equity securities and other investments.
Net investment income for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Fixed maturity investments	$14.1	$12.2	$26.7	$24.3
Short-term investments	0.1	0.1	0.2	0.1
Common equity securities	0.9	0.5	1.7	1.5
Other investments(1)	0.4	0.5	0.4	3.0
Gross investment income	15.5	13.3	29.0	28.9
Less investment expenses	(1.0)	(1.2)	(2.3)	(2.4)
Net investment income, pre-tax	$14.5	$12.1	$26.7	$26.5
_______________________________________________________________________________
(1) Includes an interest payment on the surplus notes of $2.4 million received in the six months ended June 30, 2016.

The composition of net realized investment gains and losses consisted of the following:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Fixed maturity investments	$0.8	$0.4	$(0.3)	$(1.0)
Common equity securities	0.7	3.7	1.0	(1.0)
Other investments	(1.0)	(3.0)	0.2	(2.8)
Net realized investment gains (losses), pre-tax	$0.5	$1.1	$0.9	$(4.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

The net changes in net unrealized gains for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three months ended June 30, 2017			Six months ended June 30, 2017
($ in millions)	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in unrealized gains reflected in revenues	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in fair value reflected in revenues
Fixed maturity investments	$4.8	$1.9	$6.7	$12.1	$2.0	$14.1
Common equity securities	5.2	—	5.2	15.3	—	15.3
Other investments	(0.1)	—	(0.1)	(3.0)	—	(3.0)
Net change, pre-tax	$9.9	$1.9	$11.8	$24.4	$2.0	$26.4

	Three months ended June 30, 2016			Six months ended June 30, 2016
($ in millions)	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in unrealized gains reflected in revenues	Changes in net unrealized investment gains	Changes in net foreign currency gains (losses)	Total net changes in fair value reflected in revenues
Fixed maturity investments	$12.0	$—	$12.0	$27.0	$—	$27.0
Common equity securities	(5.4)	—	(5.4)	4.3	—	4.3
Other investments	17.0	—	17.0	14.8	—	14.8
Net change, pre-tax	$23.6	$—	$23.6	$46.1	$—	$46.1
The components of OneBeacon's ending net unrealized investment gains and losses, excluding the impact of net unrealized foreign currency translation gains and losses, on its investment portfolio as of June 30, 2017 and December 31, 2016 were as follows:

($ in millions)	June 30, 2017	December 31, 2016
Investment securities:
Gross unrealized investment gains	$72.2	$52.7
Gross unrealized investment losses	(7.1)	(12.0)
Total net unrealized investment gains, pre-tax	65.1	40.7
Income taxes	(20.4)	(14.0)
Total net unrealized investment gains, after-tax	$44.7	$26.7
The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net foreign currency gains and losses and carrying values of OneBeacon's fixed maturity investments as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$56.0	$—	$(0.3)	$—	$55.7
Debt securities issued by corporations	892.7	9.6	(0.7)	2.0	903.6
Municipal obligations	69.7	1.3	(0.4)	—	70.6
Mortgage and asset-backed securities	1,238.8	3.7	(2.4)	—	1,240.1
Foreign government obligations	4.3	0.1	—	—	4.4
Preferred stocks	8.3	5.9	—	—	14.2
Total fixed maturity investments	$2,269.8	$20.6	$(3.8)	$2.0	$2,288.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	December 31, 2016
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
U.S. Government and agency obligations	$169.6	$—	$(2.3)	$—	$167.3
Debt securities issued by corporations	760.6	6.2	(3.7)	—	763.1
Municipal obligations	70.1	0.8	(0.4)	—	70.5
Mortgage and asset-backed securities	1,154.8	1.8	(3.5)	—	1,153.1
Foreign government obligations	1.0	0.2	—	—	1.2
Preferred stocks	8.3	5.6	—	—	13.9
Total fixed maturity investments	$2,164.4	$14.6	$(9.9)	$—	$2,169.1
The following table summarizes the credit ratings(1) of the debt securities issued by corporations owned by OneBeacon as of June 30, 2017 and December 31, 2016:

	at Fair value
($ in millions)	June 30, 2017	December 31, 2016
AA	$62.6	$63.7
A	255.7	169.1
BBB	491.4	450.8
BB	87.0	70.8
B	6.9	8.7
Debt securities issued by corporations	$903.6	$763.1
_______________________________________________________________________________
(1) Credit ratings are assigned based on the following hierarchy: 1) Standard and Poor’s Financial Services LLC (“Standard and Poor’s”) and 2) Moody’s Investor Service (“Moody’s”).

The cost or amortized cost, gross unrealized pre-tax investment gains and losses, net unrealized pre-tax foreign currency gains and losses and carrying values of common equity securities and other investments as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
Common equity securities	$183.8	$22.5	$(0.8)	$—	$205.5
Other investments	107.5	29.1	(2.5)	—	134.1
Total common equity securities and other investments	$291.3	$51.6	$(3.3)	$—	$339.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

	December 31, 2016
($ in millions)	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Net unrealized foreign currency gains (losses)	Carrying value
Common equity securities	$182.3	$6.9	$(0.5)	$—	$188.7
Other investments	120.9	31.2	(1.6)	—	150.5
Total common equity securities and other investments	$303.2	$38.1	$(2.1)	$—	$339.2
As of June 30, 2017 and December 31, 2016, the Company held unrestricted collateral from its customers, primarily relating to its surety business, of $210.2 million and $153.0 million, respectively, which is included in cash and invested assets. The obligation to return these funds is classified as funds held under insurance contracts in the consolidated balance sheets.
Fair value measurements
Fair value measurements are categorized into a hierarchy that distinguishes between inputs based on market data from independent sources ("observable inputs") and a reporting entity's internal assumptions based upon the best information available when external market data is limited or unavailable ("unobservable inputs"). Quoted prices in active markets for identical assets or liabilities have the highest priority ("Level 1"), followed by observable inputs other than quoted prices, including prices for similar but not identical assets or liabilities ("Level 2") with unobservable inputs, including the reporting entity's estimates of the assumptions that market participants would use, having the lowest priority ("Level 3"). As of both June 30, 2017 and December 31, 2016, approximately 95% of the investment portfolio recorded at fair value was priced based upon observable inputs.
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
NOTE 5. Investment Securities

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
The fair values of OneBeacon's investments in hedge funds and private equity funds have been classified as NAV as prescribed by ASU 2015-07. OneBeacon employs a number of procedures to assess the reasonableness of the NAV reported by the fund's manager, including obtaining and reviewing periodic and audited financial statements and discussing each fund’s pricing with the fund manager throughout the year. In the event OneBeacon believes that its estimate of NAV differs from that reported by the fund due to illiquidity or other factors, OneBeacon will adjust the fund's reported NAV to more appropriately represent the fair value of its interest in the investment. As of June 30, 2017 and December 31, 2016, OneBeacon recorded negative adjustments of $1.1 million and $5.0 million, respectively, to the reported NAV of certain investments in hedge funds and private equity funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Fair value measurements by level
The following tables summarize the Company's fair value measurements for investments as of June 30, 2017 and December 31, 2016 by level. The major security types were based on the legal form of the securities. OneBeacon has disaggregated its fixed maturity investments based on the issuing entity type, which impacts credit quality, with debt securities issued by U.S. government entities carrying minimal credit risk, while the credit and other risks associated with other issuers, such as corporations, foreign governments, municipalities or entities issuing asset-backed securities vary depending on the nature of the issuing entity type. OneBeacon further disaggregates debt securities issued by corporations and common equity securities by industry sector because investors often reference commonly used benchmarks and their subsectors to monitor risk and performance. Accordingly, OneBeacon has further disaggregated these asset classes into subclasses based on the similar sectors and industry classifications the Company uses to evaluate investment risk and performance against commonly used benchmarks, such as the Bloomberg Barclays U.S. Intermediate Aggregate and S&P 500 indices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

($ in millions)	Fair value at June 30, 2017	Level 1	Level 2	Level 3
Fixed maturity investments:
U.S. Government and agency obligations	$55.7	$55.7	$—	$—
Debt securities issued by corporations:
Consumer	187.3	—	187.3	—
Financials	154.9	—	154.9	—
Industrial	141.6	—	140.0	1.6
Health Care	122.3	—	122.3	—
Utilities	81.9	—	81.9	—
Technology	63.8	—	63.8	—
Communications	58.4	—	58.4	—
Basic materials	51.4	—	51.4	—
Energy	42.0	—	42.0	—
Debt securities issued by corporations	903.6	—	902.0	1.6
Municipal obligations	70.6	—	70.6	—
Mortgage and asset-backed securities	1,240.1	—	1,227.4	12.7
Foreign government obligations	4.4	0.6	3.8	—
Preferred stocks	14.2	—	14.2	—
Fixed maturity investments	2,288.6	56.3	2,218.0	14.3
Short-term investments	55.5	55.5	—	—
Common equity securities:
Exchange traded funds(1)	177.9	152.4	25.5	—
Health Care	6.2	6.2	—	—
Financials	5.4	5.4	—	—
Consumer	4.8	4.8	—	—
Communications	3.3	3.3	—	—
Technology	3.3	3.3	—	—
Industrial	3.3	3.3	—	—
Energy	1.3	1.3	—	—
Common equity securities	205.5	180.0	25.5	—
Other investments(2)(3)	84.7	—	—	84.7
Total(1)(2)(3)	$2,634.3	$291.8	$2,243.5	$99.0
_______________________________________________________________________________

(1)	ETFs traded on foreign exchanges are priced using the fund's published NAV to account for the difference in market close times and are therefore designated as level 2 measurements.

(2)
Excludes the carrying value of $11.3 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method and ($2.5) million related to foreign currency forward contracts.

(3)
As described in Note 1—"Nature of Operations and Summary of Significant Accounting Policies" investments in hedge funds and private equity funds of $40.6 million for which NAV is generally the practical expedient are no longer classified within the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Rollforwards of Fair Value Measurements by Level
The following tables summarize the changes in OneBeacon’s fair value measurements by level for the three and six months ended June 30, 2017 and 2016:

			Level 3 Investments
($ in millions)	Level 1 Investments	Level 2 Investments	Fixed maturity investments	Other investments(1)	NAV investments(2)	Total(1)(2)(3)
Balance at January 1, 2017	$333.1	$2,024.7	$—	$86.2	$52.0	$2,496.0
Amortization/accretion	—	(4.1)	—	—	—	(4.1)
Net realized and unrealized gains	9.4	7.2	0.1	(2.1)	0.6	15.2
Purchases	9.3	539.4	47.1	—	0.8	596.6
Sales	(121.4)	(479.2)	—	—	(13.2)	(613.8)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Balance at March 31, 2017	$230.4	$2,088.0	$47.2	$84.1	$40.2	$2,489.9
Amortization/accretion	—	(3.4)	—	—	—	(3.4)
Net realized and unrealized gains	5.1	8.3	—	0.6	0.6	14.6
Purchases	5.4	348.7	14.3	—	0.1	368.5
Sales	(4.6)	(245.3)	—	—	(0.3)	(250.2)
Transfers in	—	47.2	—	—	—	47.2
Transfers out	—	—	(47.2)	—	—	(47.2)
Balance at June 30, 2017	$236.3	$2,243.5	$14.3	$84.7	$40.6	$2,619.4
_______________________________________________________________________________

(1)
Excludes the carrying value of $11.3 million associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method and $(2.5) million related to foreign currency forward contracts as of June 30, 2017.

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
There were no “Transfers in” to Level 3 investments for the six months ended June 30, 2017 and 2016. “Transfers out” of Level 3 investments for the six months ended June 30, 2017 were comprised of $47.2 million in residential mortgage backed securities, which were recategorized as Level 2 measurements when quoted market prices for similar securities that were considered reliable and could be validated against an alternative source became available. There were no "Transfers out" of Level 3 investments for the six months ended June 30, 2016.
The following table summarizes the change in net pre-tax unrealized gains or losses for assets designated as Level 3 for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Fixed maturity investments	$—	$0.7	$0.1	$1.2
Other investments	0.6	10.9	(1.5)	11.3
Total	$0.6	$11.6	$(1.4)	$12.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Significant Unobservable Inputs
As previously described, in certain circumstances, OneBeacon estimates the fair value of investments using industry standard pricing methodologies and both observable and unobservable inputs. The following summarizes significant unobservable inputs used in estimating the fair value of fixed maturity and other investments classified within Level 3, as of June 30, 2017 and December 31, 2016.

($ in millions)	As of June 30, 2017
Description	Fair Value	Rating(1)	Valuation Technique	Unobservable Inputs	Input
Surplus notes:
- Seller priority note	$48.9	N/R	Discounted cash flow	Discount rate(2)	10.6%
				Timing of interest payments(3)	2020
				Timing of principal payments(3)	2030
- Pari passu note	$21.6	N/R	Discounted cash flow	Discount rate(4)	15.2%
				Timing of interest payments(5)	2021
				Timing of principal payments(5)	2035
Non-agency residential mortgage-backed securities	$7.7	AAA	Broker pricing	Broker quote (6)	$102.0
Non-agency commercial mortgage-backed securities	$5.0	A-	Broker pricing	Broker quote (6)	$100.0
Debt securities issued by corporations	$1.6	BBB	Broker pricing	Broker quote (6)	$127.5
Community reinvestment vehicle	$14.2	N/R	Member share of GAAP net equity	GAAP net equity	$14.2

($ in millions)	As of December 31, 2016
Description	Fair Value	Rating(1)	Valuation Technique	Unobservable Inputs	Input
Surplus notes:
- Seller priority note	$51.1	N/R	Discounted cash flow	Discount rate(2)	9.6%
				Timing of interest payments(3)	2020
				Timing of principal payments(3)	2030
- Pari passu note	$20.8	N/R	Discounted cash flow	Discount rate(4)	15.0%
				Timing of interest payments(5)	2021
				Timing of principal payments(5)	2035
Community reinvestment vehicle	$14.3	N/R	Member share of GAAP net equity	GAAP net equity	$14.3
_________________________________________________________________________

(1)	Credit ratings, if rated, are assigned based on the following hierarchy: 1) Standard & Poor's and 2) Moody's

(2)
Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the seller priority note is roughly equivalent to that of a conventional debt security with a credit rating of ‘B’. The corresponding credit spread, increased by an additional 400 bps and 250 bps as of June 30, 2017 and December 31, 2016, respectively, to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, was added to the treasury rate to determine the discount rate for the seller priority note.

(3)
As of June 30, 2017 and December 31, 2016, the Company has assumed for the purpose of estimating fair value that all accrued but unpaid interest on the seller priority note since the date of issuance is paid in 2020, with regular annual interest payments beginning thereafter. Principal repayments are assumed to begin on a graduated basis in 2030.

(4)
Stochastic modeling supporting the fair value estimation indicates that the average percentage of discounted payments missed on the pari passu note is roughly equivalent to that of a conventional debt security with a credit rating of ‘CCC’. The corresponding credit spread, increased by an additional 400 bps and 250 bps as of June 30, 2017 and December 31, 2016, respectively, to reflect both a liquidity discount for a private debt instrument and regulatory payment approval uncertainty, was added to the treasury rate to determine the discount rate for the seller priority note.

(5)
As of June 30, 2017 and December 31, 2016, the company has assumed for the purpose of estimating fair value that regular annual interest payments on the pari passu note begin in 2021. All accrued but unpaid interest since the date of issuance is assumed to be paid in 2025. Principal repayments are assumed to begin on a graduated basis in 2035.

(6) As of June 30, 2017, asset type consists of one security.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Mortgage and Asset-backed Securities
OneBeacon purchases commercial mortgage-backed securities ("CMBS") and residential mortgage-backed securities ("RMBS") to maximize its risk adjusted returns in the context of a diversified portfolio. OneBeacon's non-agency CMBS are generally short tenor and structurally senior, with approximately 30 points of subordination on average for fixed rate and floating rate CMBS as of June 30, 2017. In general, subordination represents the percentage of principal loss on the underlying collateral that would have to occur before the security incurs a loss. These collateral losses, instead, are first absorbed by other securities lower in the capital structure. OneBeacon believes this structural protection mitigates the risk of loss tied to refinancing challenges facing the commercial real estate market. As of June 30, 2017, none of the underlying loans of the agency and non-agency CMBS were reported as non-performing.
OneBeacon's non-agency RMBS portfolio is generally of moderate average life, fixed rate, and structurally senior. OneBeacon considers sub-prime mortgage-backed securities to be those that have underlying loan pools that exhibit weak credit characteristics or are issued from dedicated sub-prime shelves or dedicated second-lien shelf registrations (i.e., OneBeacon considers investments backed primarily by second-liens to be sub-prime risks regardless of credit scores or other metrics). OneBeacon did not hold any RMBS categorized as sub-prime as of June 30, 2017.
There are also mortgage-backed securities that OneBeacon categorizes as "non-prime" (also called "Alt A" or "A-") that are backed by collateral that has overall credit quality between prime and sub-prime, as determined based on OneBeacon's review of the characteristics of their underlying mortgage loan pools, such as credit scores and financial ratios. As of June 30, 2017, OneBeacon did not hold any mortgage-backed securities classified as non-prime. OneBeacon's non-agency RMBS portfolio is generally of moderate average life, fixed rate and structurally senior. OneBeacon does not own any collateralized debt obligations, with the exception of $23.3 million of non-agency RMBS resecuritization tranches, each a senior tranche in its own right and each collateralized by a single earlier vintage Super Senior or Senior non-agency RMBS.
The following table summarizes the carrying value of OneBeacon's mortgage and asset-backed securities as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
($ in millions)	Fair Value	Level 2	Level 3	Fair Value	Level 2	Level 3
Mortgage-backed securities:
Agency:
GNMA	$170.7	$170.7	$—	$213.5	$213.5	$—
FNMA	45.7	45.7	—	42.8	42.8	—
FHLMC	22.3	22.3	—	30.3	30.3	—
Total agency(1)	238.7	238.7	—	286.6	286.6	—
Non-agency:
Residential	218.5	210.8	7.7	135.0	135.0	—
Commercial	145.8	140.8	5.0	123.6	123.6	—
Total Non-agency	364.3	351.6	12.7	258.6	258.6	—
Total mortgage-backed securities	603.0	590.3	12.7	545.2	545.2	—
Other asset-backed securities:
Vehicle receivables	216.8	216.8	—	273.6	273.6	—
Credit card receivables	266.3	266.3	—	224.3	224.3	—
Other	154.0	154.0	—	110.0	110.0	—
Total other asset-backed securities	637.1	637.1	—	607.9	607.9	—
Total mortgage and asset-backed securities	$1,240.1	$1,227.4	$12.7	$1,153.1	$1,153.1	$—
_______________________________________________________________________________

(1)
Represents publicly traded mortgage-backed securities which carry the full faith and credit guarantee of the U.S. government (i.e., GNMA) or are guaranteed by a government sponsored entity (i.e., FNMA, FHLMC).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Non-agency Mortgage-backed Securities
The security issuance years of OneBeacon's investments in non-agency RMBS and non-agency CMBS securities as of June 30, 2017 are as follows:

	Fair Value	Security Issuance Year
($ in millions)		2004	2005	2006	2008	2010	2011	2012	2013	2014	2015	2016	2017
Total non-agency RMBS	$218.5	$16.8	$5.0	$2.5	$2.3	$4.7	$7.7	$3.5	$17.4	$24.9	$50.0	$31.0	$52.7
Total non-agency CMBS	145.8	—	—	—	—	3.8	—	18.1	11.5	23.5	43.8	21.2	23.9
Total non-agency	$364.3	$16.8	$5.0	$2.5	$2.3	$8.5	$7.7	$21.6	$28.9	$48.4	$93.8	$52.2	$76.6
Non-agency Residential Mortgage-backed Securities
The classification of the underlying collateral quality and the tranche levels of OneBeacon's non-agency RMBS securities are as follows as of June 30, 2017:

($ in millions)	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Prime	$218.5	$46.2	$172.3	$—
Total non-agency RMBS	$218.5	$46.2	$172.3	$—
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
Non-agency Commercial Mortgage-backed Securities
The amount of fixed and floating rate securities and their tranche levels of OneBeacon's non-agency CMBS securities are as follows as of June 30, 2017:

($ in millions)	Fair Value	Super Senior(1)	Senior(2)	Subordinate(3)
Fixed rate CMBS	$126.4	$1.6	$83.0	$41.8
Floating rate CMBS	19.4	—	—	19.4
Total non-agency CMBS	$145.8	$1.6	$83.0	$61.2
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Other Investments
As of both June 30, 2017 and December 31, 2016, other investments reported at fair value represented approximately 5% of the total investment portfolio and consisted of the following:

($ in millions)	June 30, 2017	December 31, 2016
Hedge funds(1)	$18.2	$18.4
Private equity funds(2)	22.4	33.6
Total hedge funds and private equity funds	40.6	52.0
Surplus notes (par value $101.0)(3)	70.5	71.9
Investment in community reinvestment vehicle	14.2	14.3
Foreign currency forward contract	(2.5)	—
Total other investments(4)	$122.8	$138.2
_______________________________________________________________________________

(1)	Consists of 4 hedge funds as of both June 30, 2017 and December 31, 2016.

(2)	Consists of 14 and 17 private equity funds as of June 30, 2017 and December 31, 2016, respectively.

(3)
The decrease in fair value of the surplus notes during the six months ended June 30, 2017 was driven primarily by an increase in the assumed liquidity spread, partially offset by the narrowing of non-investment grade credit spreads as well as the time value of money benefit generated by moving six months closer to modeled cash receipts.

(4)
Excludes the carrying value of $11.3 million and $12.3 million as of June 30, 2017 and December 31, 2016, respectively, associated with a tax advantaged federal affordable housing development fund accounted for using the proportional amortization method.

The largest investment in a single hedge fund or private equity fund was $16.1 million and $15.0 million as of June 30, 2017 and December 31, 2016, respectively.
Surplus Notes
In the fourth quarter of 2014, in conjunction with the Runoff Transaction, OneBeacon provided financing in the form of surplus notes, which had a fair value of $70.5 million and $71.9 million as of June 30, 2017 and December 31, 2016, respectively. The surplus notes, issued by one of the transferred entities, Bedivere Insurance Company (“Bedivere" or "Issuer”), were in the form of both seller priority and pari passu notes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Below is a table illustrating the valuation adjustments taken to arrive at estimated fair value of the surplus notes as of June 30, 2017 and December 31, 2016:

	Type of Surplus Note		Total as of June 30, 2017
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	7.9	2.1	10.0
Regulatory approval(2)	2.7	(13.7)	(11.0)
Liquidity adjustment(3)	(19.6)	(9.9)	(29.5)
Total	(9.0)	(21.5)	(30.5)
Fair value(4)	$48.9	$21.6	$70.5

	Type of Surplus Note		Total as of December 31, 2016
	Seller Priority	Pari Passu
	(in millions)
Par value	$57.9	$43.1	$101.0
Fair value adjustments to reflect:
Current market rates on public debt and contract-based repayments(1)	6.2	(1.1)	5.1
Regulatory approval(2)	(0.2)	(15.4)	(15.6)
Liquidity adjustment(3)	(12.8)	(5.8)	(18.6)
Total	(6.8)	(22.3)	(29.1)
Fair value	$51.1	$20.8	$71.9
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

(3)
Represents impact of liquidity spread to account for OneBeacon's sole ownership of the notes, lack of a trading market, and unique nature of the ongoing regulatory approval process. The unfavorable year-to-date change in impact is due largely to an increase in the assumed liquidity spread to 400 basis points at June 30, 2017 from 250 basis points at December 31, 2016.

(4)
The decrease in fair value of the surplus notes during the six months ended June 30, 2017 was driven primarily by an increase in the assumed liquidity spread, partially offset by the narrowing of non-investment grade credit spreads as well as the time value of money benefit generated by moving six months closer to modeled cash receipts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Hedge Funds and Private Equity Funds
OneBeacon holds investments in hedge funds and private equity funds which are included in other investments. The fair value of these investments has generally been estimated using the net asset value of the funds. The following table summarizes investments in hedge funds and private equity funds as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
($ in millions)	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Hedge funds
Long/short equity banks and financials	$16.1	$—	$15.0	$—
Other	2.1	—	3.4	—
Total hedge funds	18.2	—	18.4	—
Private equity funds
Multi-sector	11.0	2.0	11.5	2.0
Healthcare	3.4	0.4	3.5	0.4
Energy infrastructure and services	3.2	3.0	14.1	3.2
Private equity secondaries	2.4	2.1	3.0	2.1
Direct lending / mezzanine debt	1.3	6.2	0.4	7.1
Insurance	0.9	0.1	0.8	0.1
Real estate	0.2	0.1	0.3	0.1
Total private equity funds	22.4	13.9	33.6	15.0
Total hedge funds and private equity funds	$40.6	$13.9	$52.0	$15.0
Redemptions of investments in certain hedge funds are subject to restrictions including "lock-up" periods where no redemptions or withdrawals are allowed, restrictions on redemption frequency and advance notice periods for redemptions. Amounts requested for redemptions remain subject to market fluctuations until the redemption effective date, which generally falls at the end of the defined redemption period. As of June 30, 2017, none of OneBeacon's hedge funds were subject to lock-up. The following summarizes the June 30, 2017 fair value of hedge funds subject to restrictions on redemption frequency and advance notice period requirements for investments in active hedge funds:

	Hedge Funds Notice Period
($ in millions)	30 - 59 days notice	60 - 89 days notice	90 - 119 days notice	120+ days notice	Total
Redemption frequency
Monthly	$—	$—	$—	$—	$—
Quarterly	16.1	—	—	—	16.1
Annual	—	—	2.1	—	2.1
Total hedge funds	$16.1	$—	$2.1	$—	$18.2
Certain hedge fund investments are no longer active and are in the process of disposing of their underlying investments. Distributions from such funds are remitted to investors as the fund's underlying investments are liquidated. As of June 30, 2017, OneBeacon's hedge funds in liquidation had a fair value of zero. The actual amount of the final distribution is subject to market fluctuations. The date at which such distributions, if any, will be received is not determinable as of June 30, 2017.
OneBeacon has also submitted redemption requests for certain of its investments in active hedge funds. As of June 30, 2017, redemptions of $2.1 million were outstanding and remain subject to market fluctuations. The date at which such redemptions will be received is not determinable at June 30, 2017. Redemptions are recorded as receivables when the investment is no longer subject to market fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5. Investment Securities

Investments in private equity funds are generally subject to lock-up periods during which investors may not request a redemption. Distributions prior to the expected termination date of the fund may be limited to dividends or proceeds arising from the liquidation of the fund's underlying investment. In addition, certain private equity funds provide an option to extend the lock-up period at either the sole discretion of the fund manager or upon agreement between the fund and the investors. As of June 30, 2017, investments in private equity funds were subject to lock-up periods as follows:

($ in millions)	1 - 3 years	3 - 5 years	5 - 10 years	>10 years	Total
Private Equity Funds—expected lock-up period remaining	$18.7	$2.4	$—	$1.3	$22.4
Foreign Currency Forward Contracts
During the first quarter of 2017, OneBeacon established a portfolio of investment grade fixed maturity investments denominated in British Pound Sterling ("GBP"). As part of managing exposure to foreign currency risk within that portfolio, the Company entered into a foreign currency forward contract with notional amounts of $62.6 million (GBP 50.0 million) as of June 30, 2017. The contract does not meet the criteria to be accounted for as a hedge.
As of June 30, 2017, the fair value of the foreign currency forward contracts, as estimated using OTC quotes for similar instruments, which are classified as Level 2 measurements with the fair value hierarchy, was negative $2.5 million, and was included in other investments. During the three and six months ended June 30, 2017, change in fair value of negative $2.3 million and negative $2.5 million, respectively, was included in net realized and change in unrealized investment gains, with no such amount included for the three and six months ended June 30, 2016. The Company's derivative transactions are documented under an International Swaps and Derivatives Association ("ISDA") agreement and are subject to a master netting agreement. In conjunction with the ISDA agreement, no collateral is either pledged or received related to this contract. The following table summarizes the notional amount and uncollaterized balance as of June 30, 2017:

($ in millions)	Notional Amount	Carrying Value	Standard & Poor's Rating
Counterparty
Barclays Bank PLC	$62.6	$(2.5)	A-
NOTE 6. Debt
OneBeacon's debt outstanding as of June 30, 2017 and December 31, 2016 consisted of the following:

($ in millions)	June 30, 2017	December 31, 2016
Senior unsecured notes, at face value	$275.0	$275.0
Unamortized original issue discount	(0.2)	(0.2)
Unamortized issuance costs	(1.5)	(1.6)
Senior unsecured notes, carrying value	$273.3	$273.2
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
Credit Facility
On September 29, 2015, the Company and OBH, as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. and also including BMO Harris Bank N.A., which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (the "Credit Facility"). As of June 30, 2017, the Credit Facility was undrawn.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6. Debt

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
As of June 30, 2017, OneBeacon was in compliance with all of the covenants under the 2012 Senior Notes and the Credit Facility. The closing of the OneBeacon Acquisition will not result in any default under the indenture for the 2012 Senior Notes. While the closing of the OneBeacon Acquisition would constitute an event of default under the Credit Facility, OneBeacon intends to voluntarily terminate the Credit Facility, which is undrawn, effective as of the closing.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

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
Financial information for OneBeacon's reportable segments is as follows:

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
Three months ended June 30, 2017
Earned premiums	$130.4	$147.0	$—	$277.4
Loss and loss adjustment expense	(98.6)	(90.0)	—	(188.6)
Policy acquisition expenses	(22.0)	(26.4)	—	(48.4)
Other underwriting expenses	(24.8)	(34.8)	—	(59.6)
Total underwriting loss	(15.0)	(4.2)	—	(19.2)
Net investment income	—	—	14.5	14.5
Net realized and change in unrealized investment gains	—	—	12.3	12.3
Net other revenues	—	0.2	1.9	2.1
General and administrative expenses	—	(0.5)	(8.3)	(8.8)
Interest expense	—	—	(3.3)	(3.3)
Pre-tax income (loss)	$(15.0)	$(4.5)	$17.1	$(2.4)

Three months ended June 30, 2016
Earned premiums	$123.1	$148.3	$—	$271.4
Loss and loss adjustment expense	(99.4)	(80.3)	—	(179.7)
Policy acquisition expenses	(21.6)	(27.1)	—	(48.7)
Other underwriting expenses	(22.3)	(28.6)	—	(50.9)
Total underwriting income (loss)	(20.2)	12.3	—	(7.9)
Net investment income	—	—	12.1	12.1
Net realized and change in unrealized investment gains	—	—	24.7	24.7
Net other revenues	—	0.2	0.6	0.8
General and administrative expenses	—	(0.5)	(3.0)	(3.5)
Interest expense	—	—	(3.2)	(3.2)
Pre-tax income (loss)	$(20.2)	$12.0	$31.2	$23.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
Six months ended June 30, 2017
Earned premiums	$249.6	$289.6	$—	$539.2
Loss and loss adjustment expense	(181.5)	(157.7)	—	(339.2)
Policy acquisition expenses	(41.6)	(52.1)	—	(93.7)
Other underwriting expenses	(45.5)	(65.8)	—	(111.3)
Total underwriting income (loss)	(19.0)	14.0	—	(5.0)
Net investment income	—	—	26.7	26.7
Net realized and change in unrealized investment gains	—	—	27.3	27.3
Net other revenues (expenses)	(0.1)	0.4	5.2	5.5
General and administrative expenses	—	(1.0)	(12.8)	(13.8)
Interest expense	—	—	(6.6)	(6.6)
Pre-tax income (loss)	$(19.1)	$13.4	$39.8	$34.1

Six months ended June 30, 2016
Earned premiums	$246.3	$303.7	$—	$550.0
Loss and loss adjustment expense	(185.8)	(152.7)	—	(338.5)
Policy acquisition expenses	(44.8)	(54.9)	—	(99.7)
Other underwriting expenses	(43.6)	(62.6)	—	(106.2)
Total underwriting income (loss)	(27.9)	33.5	—	5.6
Net investment income	—	—	26.5	26.5
Net realized and change in unrealized investment gains	—	—	41.3	41.3
Net other revenues (expenses)	(0.1)	0.5	1.3	1.7
General and administrative expenses	—	(1.0)	(6.4)	(7.4)
Interest expense	—	—	(6.5)	(6.5)
Pre-tax income (loss)	$(28.0)	$33.0	$56.2	$61.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7. Segment Information

	Insurance Operations		Investing, Financing and Corporate
($ in millions)	Specialty Products	Specialty Industries		Consolidated
June 30, 2017
Assets
Total investment securities	$—	$—	$2,683.7	$2,683.7
Premiums receivable	72.9	172.5	—	245.4
Reinsurance recoverables(1)	134.3	46.5	17.2	198.0
Deferred acquisition costs	51.1	55.8	—	106.9
Ceded unearned premiums	46.2	10.4	—	56.6
Other assets	1.0	0.1	404.7	405.8
Total Assets	$305.5	$285.3	$3,105.6	$3,696.4

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$778.7	$615.3	$17.2	$1,411.2
Unearned premiums	301.9	293.3	—	595.2
Funds held under insurance contracts	210.2	—	—	210.2
Debt	—	—	273.3	273.3
Other liabilities	—	—	191.7	191.7
Total Liabilities	$1,290.8	$908.6	$482.2	$2,681.6

December 31, 2016
Assets
Total investment securities	$—	$—	$2,620.4	$2,620.4
Premiums receivable	80.1	148.2	—	228.3
Reinsurance recoverables(1)	120.9	40.3	18.3	179.5
Deferred acquisition costs	46.1	50.2	—	96.3
Ceded unearned premiums	33.7	10.5	—	44.2
Other assets	1.1	0.1	420.0	421.2
Total Assets	$281.9	$249.3	$3,058.7	$3,589.9

Liabilities
Unpaid loss and loss adjustment expense reserves(1)	$734.9	$612.4	$18.3	$1,365.6
Unearned premiums	307.3	267.8	—	575.1
Funds held under insurance contracts	153.0	—	—	153.0
Debt	—	—	273.2	273.2
Other liabilities	—	—	197.8	197.8
Total Liabilities	$1,195.2	$880.2	$489.3	$2,564.7
_______________________________________________________________________________

(1)
Atlantic Specialty Insurance Company ("ASIC"), the top tier regulated U.S. insurance operating subsidiary of the Company, is ceding to Bedivere 100% of the legacy runoff business that was written by ASIC or one of the ongoing entities. As of June 30, 2017 and December 31, 2016, $17.2 million and $18.3 million, respectively, are included in both unpaid loss and loss adjustment expense reserves and reinsurance recoverables included within Investing, Financing, and Corporate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Retirement Plans
OneBeacon previously sponsored the OneBeacon qualified pension plan (the "Qualified Plan"). During the six months ended June 30, 2016, the Qualified Plan finalized its termination by purchasing group annuity contracts from the Principal Financial Group ("Principal"), and making lump sum distributions to Qualified Plan participants electing such payments, which eliminated the remaining Qualified Plan liability, and also ceased administratively paying benefits. As a result of these transactions, the Company recognized a pre-tax pension settlement charge of $0.2 million during the six months ended June 30, 2016, and no longer has a projected benefit obligation with respect to the Qualified Plan. During the year ended December 31, 2016, the Company transferred $47.1 million of excess invested assets from the Qualified Plan into the trust supporting the OneBeacon 401(k) Savings and Employee Stock Ownership Plan ("KSOP"), which is the Qualified Replacement Plan ("QRP"), with $14.3 million of excess invested assets remaining in the Qualified Plan trust as of June 30, 2017 in order to wind-down potential post-termination obligations of that plan, as approved by way of a March 2016 private letter ruling from the IRS. The invested assets related to both the legacy Qualified Plan trust and the QRP of $43.0 million as of June 30, 2017, are included in other assets and are accounted for at fair value with related income recognized in net other revenues.
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
The components of net periodic benefit cost for the three and six months ended June 30, 2017 and 2016 for the Non-qualified Plan and Qualified Plan were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017 (1)	2016	2017	2016
Service cost	$—	$—	$—	$0.2
Interest cost	0.2	0.3	0.4	1.1
Expected return on plan assets	—	—	—	(1.0)
Amortization of unrecognized loss	0.2	0.2	0.4	0.5
Net periodic pension cost	0.4	0.5	0.8	0.8
Settlement loss(2)	—	(0.1)	—	0.2
Total net periodic benefit income	$0.4	$0.4	$0.8	$1.0
_______________________________________________________________________________
(1) Represents the components of net periodic benefit cost for the Non-qualified Plan as the Qualified Plan was terminated in 2016.
(2) Represents the impact of the termination of the Qualified Plan during the three and six months ended June 30, 2016.
OneBeacon anticipates contributing $2.1 million to the Non-qualified Plan in 2017, for which OneBeacon has assets held in a rabbi trust. During the three and six months ended June 30, 2017, the Company contributed $0.5 million and $1.0 million, respectively, to the Non-qualified Plan.
OneBeacon sponsors an employee savings plan (defined contribution plan) covering the majority of employees. The contributory plan historically provided qualifying employees with matching contributions of 50% of the first 6% of salary (subject to federal limits on allowable contributions in a given year). During mid-2016, the matching contribution of the contributory plan was replaced with a fixed 3% of salary employer contribution (subject to federal limits on allowable contributions in a given year). Total expense for the contribution was $0.8 million and $0.7 million in the three months ended June 30, 2017, and 2016, respectively and $1.8 million and $1.4 million in the six months ended June 30, 2017 and 2016, respectively. The employee savings plan also includes an employee stock ownership component. See Note 9—"Employee Share-Based Incentive Compensation Plans."
OneBeacon had a post-employment benefit liability related to disability and health benefits available to former employees that are no longer employed by the Company of $2.7 million and $3.1 million as of June 30, 2017 and December 31, 2016, respectively.
OneBeacon also had a post-employment benefit liability related to death benefits to beneficiaries of former executives that are no longer employed by the Company of $12.8 million both June 30, 2017 and December 31, 2016. OneBeacon has set aside funds to satisfy its obligation in a rabbi trust of $22.7 million and $29.3 million as of June 30, 2017 and December 31, 2016,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 8. Retirement Plans

respectively. During the last half of 2016, the Company withdrew $5.5 million from the rabbi trust in accordance with the trust agreement, which remains overfunded.

NOTE 9. Employee Share-Based Incentive Compensation Plans
OneBeacon's share-based compensation plans include performance shares, restricted shares and restricted stock units ("RSUs"), which are designed to maximize shareholder value over long periods of time by aligning the financial interests of its management with those of its owners. Performance shares are payable only upon achievement of pre-defined business goals and are valued based on the market value of OneBeacon's common shares at the time awards are earned. Performance shares and restricted stock units are typically paid in cash, though, in some instances, they may be paid in common shares or may be deferred in accordance with the terms of OneBeacon's deferred compensation plan. Beginning with the 2017-2019 cycle, performance shares were eliminated as a component of the Company's share-based compensation. Restricted shares vest either annually in equal installments over the specified service period or cliff-vest in full after the service period, depending on the award. OneBeacon expenses the full cost of all its share-based compensation over the requisite service period. The Company recognized expense related to its share-based compensation plans, including the KSOP plan, of $6.5 million and $2.5 million for the three months ended June 30, 2017 and 2016, respectively and $9.5 million and $5.2 million for the six months ended June 30, 2017 and 2016, respectively.
Performance Shares
The following summarizes performance share activity for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017		2016
($ in millions)	Target Performance Shares outstanding	Accrued expense	Target Performance Shares outstanding	Accrued expense
Beginning of period	309,796	$1.9	441,206	$1.1
Payments and deferrals (1)	—	—	—	—
New awards	—	—	—	—
Forfeitures and net change in assumed forfeitures	—	—	—	—
Expense (income) recognized (2)	—	2.0	—	(0.1)
End of period	309,796	$3.9	441,206	$1.0

	Six months ended June 30,
	2017		2016
($ in millions)	Target Performance Shares outstanding	Accrued expense	Target Performance Shares outstanding	Accrued expense
Beginning of period	452,519	$1.6	449,435	$1.4
Payments and deferrals (1)	(142,710)	—	(167,300)	(0.7)
New awards	—	—	163,150	—
Forfeitures and net change in assumed forfeitures	(13)	—	(4,079)	—
Expense (income) recognized (2)	—	2.3	—	0.3
End of period	309,796	$3.9	441,206	$1.0
_______________________________________________________________________________

(1)
There were no Performance share payments in 2017 for the 2014-2016 performance cycle due to the factor being zero. Performance share payments in 2016 for the 2013-2015 performance cycle were based upon a performance factor of 24.3%.

(2)	The assumed performance factor for the 2015-2017 performance cycle was increased to 100% during the three months ended June 30, 2017 as per the terms of the OneBeacon Acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

The following summarizes performance shares outstanding and accrued performance share expense at June 30, 2017 for each performance cycle:

($ in millions)	Target OB Performance Shares outstanding	Accrued expense
Performance cycle:
2015 — 2017	146,646	$2.5
2016 — 2018	163,150	1.4
Subtotal	309,796	3.9
Assumed forfeitures	—	—
Total at June 30, 2017	309,796	$3.9
All performance shares cliff vest on December 31 of the last year in the cycle. If 100% of the outstanding performance shares had been vested on June 30, 2017, the total additional compensation cost to be recognized would have been $1.9 million, based on current accrual factors (common share price, accumulated dividends and payout assumptions) at June 30, 2017.
All performance shares earned and paid were settled in cash or by deferral into OneBeacon's deferred compensation plan.
Restricted Shares
On February 28, 2017, OneBeacon issued to certain employees 461,160 shares of restricted stock having a grant date fair value of $7.4 million, of which 235,000 were issued in anticipation of a sale transaction, as described in Note 2—"OneBeacon Acquisition," and are scheduled to cliff vest on August 28, 2018, 110,710 are scheduled to vest in two equal installments on February 24, 2018 and February 24, 2019, and 115,450 are scheduled to cliff vest on January 1, 2020.
On February 24, 2016, OneBeacon issued to certain employees 170,650 shares of restricted stock having a grant date fair value of $2.3 million, of which 92,500 are scheduled to cliff vest in full on February 24, 2018 and the remaining 78,150 are scheduled to cliff vest in full on January 1, 2019.
On February 24, 2015, OneBeacon issued to certain employees 75,950 shares of restricted stock having a grant date fair value of $1.1 million, of which 67,722 were outstanding as of June 30, 2017 and are scheduled to cliff vest in full on January 1, 2018.
On May 25, 2011, OneBeacon issued to its CEO 630,000 shares of restricted stock, of which 157,500 restricted shares vested on each of February 22, 2014, 2015, 2016, and 2017.
The restricted shares contain dividend participation features and therefore are considered participating securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9. Employee Share-Based Incentive Compensation Plans

The following summarizes restricted shares activity for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017		2016
($ in millions)	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Beginning of period	699,532	$8.6	395,872	$4.3
New awards	—	—	—	—
Forfeitures	—	—	—	—
Vested	—	—	—	—
Expense recognized	—	(1.5)	—	(0.8)
End of period	699,532	$7.1	395,872	$3.5

	Six months ended June 30,
	2017		2016
($ in millions)	Restricted Shares	Unamortized Issue Date Fair Value	Restricted Shares	Unamortized Issue Date Fair Value
Beginning of period	395,872	$2.1	382,722	$2.5
New awards	461,160	7.4	170,650	2.3
Forfeitures	—	—	—	—
Vested	(157,500)	—	(157,500)	—
Expense recognized	—	(2.4)	—	(1.3)
End of period	699,532	$7.1	395,872	$3.5

Restricted shares that vested during the six months ended June 30, 2017 and 2016 had a grant date fair value of $2.1 million and $2.1 million, respectively. No shares vested during the three months ended June 30, 2017 or 2016. As of June 30, 2017, unrecognized compensation expense of $7.1 million related to restricted stock awards is expected to be recognized over a weighted-average period of 0.8 years.
Restricted Stock Units
During the six months ended June 30, 2017, 240,840 RSUs were issued, 239,470 of which were outstanding as of June 30, 2017. The RSUs are scheduled to cliff vest in full on December 31, 2019, at which time the RSUs will be paid out in cash or shares at the discretion of the Compensation Committee. During the six months ended June 30, 2016, 227,788 RSUs were issued, of which 206,502 were outstanding as of June 30, 2017. The expense associated with the RSUs, which is being recognized over the vesting period, was $1.5 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $2.1 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.
If 100% of outstanding RSUs had vested on June 30, 2017, additional compensation cost to be recognized would have been $7.0 million, based on current accrual factors (common share price and accumulated dividends) as of June 30, 2017.
Share-Based Compensation under Qualified Retirement Plans
OneBeacon sponsors a defined contribution plan, the KSOP. Under the KSOP, participants have the ability to invest their balances in several different investment options, including the common shares of White Mountains and the common shares of the Company. OneBeacon has recorded $1.5 million and $1.3 million in compensation expense to pay benefits and allocate common shares to participants' accounts for the three months ended June 30, 2017 and 2016, respectively, and recorded $2.7 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017 and December 31, 2016, the KSOP owned less than 3% of either of the total White Mountains common shares outstanding or the total Company common shares outstanding. All common shares held by the KSOP are considered outstanding for earnings per share computations.

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
OneBeacon's income tax benefit related to pre-tax income for the three months ended June 30, 2017 and 2016 represented a net effective tax rate of 112.5% and (8.7)%, respectively, and for the six months ended June 30, 2017 and 2016 represented a net effective tax rate of 3.5% and (17.5)%, respectively. The effective tax rates for the three and six months ended June 30, 2017 and 2016, were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate. Additionally, the rate for the three months ended June 30, 2016 was impacted by a $3.5 million favorable settlement of the 2010-2012 IRS exam and the rate for the six months ended June 30, 2016 was impacted by a $12.8 million favorable settlement of the 2007-2009 IRS exam in addition to the $3.5 million favorable settlement of the 2010-2012 IRS exam. For the three months ended June 30, 2017 and 2016, the effective tax rate on non-U.S. income was 0.7% and 0.5%, respectively and for the six months ended June 30, 2017 and 2016, the effective tax rate on non-U.S. income was 0.3% and 0.7%, respectively.
In arriving at the effective tax rate for the three and six months ended June 30, 2017 and 2016, OneBeacon forecasted all income and expense items including the realized and change in unrealized investment gains for the years ending December 31, 2017 and 2016, and included these gains in the effective tax rate calculation.
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
As of June 30, 2017 and December 31, 2016, the fair value of OneBeacon's 2012 Senior Notes (its fixed-rate, long-term indebtedness) was $282.4 million and $274.2 million, respectively. As described in Note 6—"Debt", the net carrying value of the 2012 Senior Notes was $273.3 million and $273.2 million as of June 30, 2017 and December 31, 2016, respectively. The fair value measurement of the 2012 Senior Notes is classified as Level 2 in the valuation hierarchy and determined based on the closing market price at the end of the fiscal quarter.

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
The following summarizes significant ongoing non-claims related litigation or arbitration as of June 30, 2017:
Litigation Related to the OneBeacon Acquisition
 On June 2, 2017, Stephen Bushansky, a purported Company shareholder, filed a class action complaint against the Company and each of the Company’s directors in the U.S. District Court for the District of Minnesota (the “Minnesota Court”), purportedly on behalf of the Company’s public shareholders. Thereafter, three additional lawsuits were filed in the Minnesota Court by additional purported shareholders, Darrin Dickers, Raymond Martino and Robert Berg (collectively with Bushansky, the “Plaintiffs”). The complaints in each pending class action allege that the Company’s preliminary proxy statement filed with the U.S. Securities and Exchange Commission (“SEC”) omitted or misrepresented certain material information, allegedly in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 and sought to enjoin the Company and Intact Financial Corporation from closing the OneBeacon Acquisition, or if the Acquisition closes, to award Plaintiffs damages and costs.
On June 26, 2017, Plaintiffs jointly filed a motion for preliminary injunction to enjoin the shareholder vote on the OneBeacon Acquisition, but withdrew their motion on July 7, 2017. Company shareholders approved the OneBeacon Acquisition on July 18, 2017 at a special general meeting of shareholders. Plaintiffs have not dismissed their cases and OneBeacon’s responsive pleadings are due August 14, 2017. The Company believes the cases lack merit and continues to vigorously defend this litigation.
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
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. Legal Contingencies

intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the SDNY and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014 and the motion was granted on January 6, 2017. The plaintiff has requested permission to move the SDNY to certify the decision as a final judgment capable of immediate appeal. No amount has been accrued in connection with this matter as of June 30, 2017, as the amount of loss, if any, cannot be reasonably estimated.
NOTE 13. Earnings per Share
Basic and diluted earnings per share amounts are based on the weighted average number of common shares outstanding, including unvested restricted shares that are considered participating securities. Diluted earnings per share amounts are based on the weighted average number of common shares including unvested restricted shares.
The following table outlines the Company's computation of earnings per share for net income attributable to OneBeacon's common shareholders for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Earnings attributable to OneBeacon's common shareholders—basic and diluted (in millions):
Net income (loss) attributable to OneBeacon's common shareholders	$(0.1)	$24.5	$32.0	$70.9
Allocation of income for participating unvested restricted common shares	—	(0.1)	(0.2)	(0.3)
Dividends paid on participating restricted common shares	(0.2)	(0.1)	(0.3)	(0.1)
Total allocation to restricted common shares	(0.2)	(0.2)	(0.5)	(0.4)
Net income (loss) attributable to OneBeacon's common shareholders, net of restricted common share amounts	$(0.3)	$24.3	$31.5	$70.5

Undistributed net earnings (in millions):
Net income attributable to OneBeacon's common shareholders, net of restricted common share amounts	$(0.3)	$24.3	$31.5	$70.5
Dividends paid, net of restricted common share amounts	(19.7)	(19.7)	(39.5)	(39.5)
Total undistributed (overdistributed) net earnings, net of restricted common share amounts	$(20.0)	$4.6	$(8.0)	$31.0

Earnings per share denominator—basic and diluted (in millions):
Total weighted average common shares outstanding	94.7	94.3	94.6	94.4
Weighted average unvested restricted common shares(1)	(0.7)	(0.4)	(0.6)	(0.4)
Basic and diluted earnings per share denominator	94.0	93.9	94.0	94.0

Earnings per share attributable to OneBeacon's common shareholders—basic and diluted (in dollars):
Net income attributable to OneBeacon's common shareholders	$—	$0.26	$0.34	$0.75
Dividends declared and paid	(0.21)	(0.21)	(0.42)	(0.42)
Undistributed (overdistributed) earnings	$(0.21)	$0.05	$(0.08)	$0.33
_______________________________________________________________________________

(1)	Restricted shares outstanding vest in equal installments upon a stated date or upon the occurrence of a specified event.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Common Shareholders' Equity and Noncontrolling Interest
Common Shares Repurchased and Retired
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. No shares were repurchased under the share repurchase authorization during the six months ended June 30, 2017. During the six months ended June 30, 2016, 850,349 shares were repurchased under the share repurchase authorization for $10.6 million at an average share price of $12.42. The amount of authorization remaining is $75.0 million as of June 30, 2017.
During the six months ended June 30, 2017 and 2016, the Company repurchased 67,273 and 64,981 common shares, respectively, for $1.1 million and $0.9 million, to satisfy employee income tax withholding, pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.
Dividends on Common Shares
During the six months ended June 30, 2017 and 2016 the Company declared and paid cash dividends to OneBeacon shareholders of 0.42 per common share for a total of $39.8 million and $39.6 million, respectively.
Accumulated Other Comprehensive Loss
The pre-tax components of the Company's other comprehensive income and the related tax expense are as follows:

	Six months ended June 30,
($ in millions)	2017	2016
Net change in benefit plan assets and obligations	$0.4	$0.3
Income tax expense	(0.1)	(0.1)
Net change in benefit plan assets and obligations, net of tax	$0.3	$0.2
Noncontrolling Interests
On June 30, 2017, A.W.G. Dewar, Inc. ("Dewar"), which is consolidated within OneBeacon's financial statements, repurchased $4.1 million of stock from Dewar management. As a result of the repurchase, OneBeacon owns approximately 89% of Dewar as of June 30, 2017, an increase from ownership of 81% as of December 31, 2016.
NOTE 15. Consolidating Financial Information
The Company has fully and unconditionally guaranteed the 2012 Senior Notes issued by its 100% owned subsidiary, OBH, as well as any draw made by OBH on the Credit Facility, which was undrawn as of June 30, 2017. The following tables present OneBeacon's consolidating balance sheets as of June 30, 2017 and December 31, 2016 and statements of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. These financial statements reflect the Company's ("guarantor") financial position, results of operations and cash flows on a stand-alone basis, that of OBH ("the issuer") and of the Company's other entities ("non-guarantor subsidiaries") as well as the necessary consolidating adjustments to eliminate intercompany balances and transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Consolidating Financial Information

Consolidating Balance Sheet As of June 30, 2017 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$2,288.6	$—	$—	$2,288.6
Short-term investments, at amortized cost (which approximates fair value)	5.4	44.2	5.9	—	55.5
Common equity securities, at fair value	—	205.5	—	—	205.5
Other investments	—	134.1	—	—	134.1
Total investment securities	5.4	2,672.4	5.9	—	2,683.7
Cash	—	71.2	0.1	—	71.3
Reinsurance recoverables	—	198.0	—	—	198.0
Premiums receivable	—	245.4	—	—	245.4
Deferred acquisition costs	—	106.9	—	—	106.9
Ceded unearned premiums	—	56.6	—	—	56.6
Net deferred tax asset	—	130.0	—	0.1	130.1
Investment income accrued	—	12.9	—	—	12.9
Accounts receivable on unsettled investment sales	—	5.8	—	—	5.8
Investments in subsidiaries	1,015.6	—	966.9	(1,982.5)	—
Other assets	0.6	184.0	1.1	—	185.7
Total assets	$1,021.6	$3,683.2	$974.0	$(1,982.4)	$3,696.4
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,411.2	$—	$—	$1,411.2
Unearned premiums	—	595.2	—	—	595.2
Funds held under insurance contracts	—	210.2	—	—	210.2
Debt	—	—	273.3	—	273.3
Accounts payable on unsettled investment purchases	—	9.3	—	—	9.3
Other liabilities	6.5	171.0	4.9	—	182.4
Total liabilities	6.5	2,396.9	278.2	—	2,681.6
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,015.1	1,286.6	695.8	(1,982.4)	1,015.1
Total noncontrolling interests	—	(0.3)	—	—	(0.3)
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,015.1	1,286.3	695.8	(1,982.4)	1,014.8
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,021.6	$3,683.2	$974.0	$(1,982.4)	$3,696.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Consolidating Financial Information

Consolidating Balance Sheet As of December 31, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Assets
Investment Securities:
Fixed maturity investments, at fair value	$—	$2,169.1	$—	$—	$2,169.1
Short-term investments, at amortized cost (which approximates fair value)	2.5	108.1	1.5	—	112.1
Common equity securities, at fair value	—	188.7	—	—	188.7
Other investments	—	150.5	—	—	150.5
Total investment securities	2.5	2,616.4	1.5	—	2,620.4
Cash	—	69.5	0.1	—	69.6
Reinsurance recoverables	—	179.5	—	—	179.5
Premiums receivable	—	228.3	—	—	228.3
Deferred acquisition costs	—	96.3	—	—	96.3
Ceded unearned premiums	—	44.2	—	—	44.2
Net deferred tax asset	—	126.6	—	0.1	126.7
Investment income accrued	—	11.3	—	—	11.3
Accounts receivable on unsettled investment sales	—	1.4	—	—	1.4
Investments in subsidiaries	1,018.8	—	989.4	(2,008.2)	—
Other assets	0.4	211.4	0.4	—	212.2
Total assets	$1,021.7	$3,584.9	$991.4	$(2,008.1)	$3,589.9
Liabilities
Unpaid loss and loss adjustment expense reserves	$—	$1,365.6	$—	$—	$1,365.6
Unearned premiums	—	575.1	—	—	575.1
Funds held under insurance contracts	—	153.0	—	—	153.0
Debt	—	—	273.2	—	273.2
Other liabilities	0.4	190.6	6.8	—	197.8
Total liabilities	0.4	2,284.3	280.0	—	2,564.7
OneBeacon's common shareholders' equity and noncontrolling interests
Total OneBeacon's common shareholders' equity	1,021.3	1,296.7	711.4	(2,008.1)	1,021.3
Total noncontrolling interests	—	3.9	—	—	3.9
Total OneBeacon's common shareholders' equity and noncontrolling interests	1,021.3	1,300.6	711.4	(2,008.1)	1,025.2
Total liabilities, OneBeacon's common shareholders' equity and noncontrolling interests	$1,021.7	$3,584.9	$991.4	$(2,008.1)	$3,589.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income (Loss) Three months ended June 30, 2017 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$277.4	$—	$—	$277.4
Net investment income	—	14.5	—	—	14.5
Net realized and change in unrealized investment gains	—	12.3	—	—	12.3
Net other revenues	—	2.1	—	—	2.1
Total revenues	—	306.3	—	—	306.3
Expenses
Loss and loss adjustment expenses	—	188.6	—	—	188.6
Policy acquisition expenses	—	48.4	—	—	48.4
Other underwriting expenses	—	59.6	—	—	59.6
General and administrative expenses	6.5	2.2	0.1	—	8.8
Interest expense	—	—	3.3	—	3.3
Total expenses	6.5	298.8	3.4	—	308.7
Pre-tax income (loss)	(6.5)	7.5	(3.4)	—	(2.4)
Income tax benefit	—	1.5	1.2	—	2.7
Income (loss) before equity in earnings of unconsolidated affiliates	(6.5)	9.0	(2.2)	—	0.3
Equity in earnings of subsidiaries, net of tax	6.4	—	0.5	(6.9)	—
Net income including noncontrolling interests	(0.1)	9.0	(1.7)	(6.9)	0.3
Less: Net income attributable to noncontrolling interests	—	(0.4)	—	—	(0.4)
Net income (loss) attributable to OneBeacon's common shareholders	(0.1)	8.6	(1.7)	(6.9)	(0.1)
Other comprehensive income, net of tax	0.2	—	0.2	(0.2)	0.2
Comprehensive income attributable to OneBeacon's common shareholders	$0.1	$8.6	$(1.5)	$(7.1)	$0.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Three months ended June 30, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$271.4	$—	$—	$271.4
Net investment income	—	12.1	—	—	12.1
Net realized and change in unrealized investment gains	—	24.7	—	—	24.7
Net other revenues	—	0.8	—	—	0.8
Total revenues	—	309.0	—	—	309.0
Expenses
Loss and loss adjustment expenses	—	179.7	—	—	179.7
Policy acquisition expenses	—	48.7	—	—	48.7
Other underwriting expenses	—	50.9	—	—	50.9
General and administrative expenses	1.2	2.1	0.2	—	3.5
Interest expense	—	—	3.2	—	3.2
Total expenses	1.2	281.4	3.4	—	286.0
Pre-tax income (loss)	(1.2)	27.6	(3.4)	—	23.0
Income tax benefit	—	—	2.0	—	2.0
Net income (loss) before equity in earnings of unconsolidated affiliates	(1.2)	27.6	(1.4)	—	25.0
Equity in earnings of subsidiaries, net of tax	25.7	—	18.0	(43.7)	—
Net income including noncontrolling interests	24.5	27.6	16.6	(43.7)	25.0
Less: Net income attributable to noncontrolling interests	—	(0.5)	—	—	(0.5)
Net income attributable to OneBeacon's common shareholders	24.5	27.1	16.6	(43.7)	24.5
Other comprehensive income, net of tax	0.2	—	0.2	(0.2)	0.2
Comprehensive income attributable to OneBeacon's common shareholders	$24.7	$27.1	$16.8	$(43.9)	$24.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Six months ended June 30, 2017 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$539.2	$—	$—	$539.2
Net investment income	—	26.7	—	—	26.7
Net realized and change in unrealized investment gains	—	27.3	—	—	27.3
Net other revenues	—	5.5	—	—	5.5
Total revenues	—	598.7	—	—	598.7
Expenses
Loss and loss adjustment expenses	—	339.2	—	—	339.2
Policy acquisition expenses	—	93.7	—	—	93.7
Other underwriting expenses	—	111.3	—	—	111.3
General and administrative expenses	9.4	4.2	0.2	—	13.8
Interest expense	—	—	6.6	—	6.6
Total expenses	9.4	548.4	6.8	—	564.6
Pre-tax income (loss)	(9.4)	50.3	(6.8)	—	34.1
Income tax benefit (expense)	—	(3.8)	2.6	—	(1.2)
Net income (loss) before equity in earnings of unconsolidated affiliates	(9.4)	46.5	(4.2)	—	32.9
Equity in earnings of subsidiaries, net of tax	41.4	—	11.7	(53.1)	—
Net income including noncontrolling interests	32.0	46.5	7.5	(53.1)	32.9
Less: Net income attributable to noncontrolling interests	—	(0.9)	—	—	(0.9)
Net income attributable to OneBeacon's common shareholders	32.0	45.6	7.5	(53.1)	32.0
Other comprehensive income, net of tax	0.3	—	0.3	(0.3)	0.3
Comprehensive income attributable to OneBeacon's common shareholders	$32.3	$45.6	$7.8	$(53.4)	$32.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Consolidating Financial Information

Consolidating Statement of Operations and Comprehensive Income Six months ended June 30, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Revenues
Earned premiums	$—	$550.0	$—	$—	$550.0
Net investment income	—	26.5	—	—	26.5
Net realized and change in unrealized investment gains	—	41.3	—	—	41.3
Net other revenues	—	1.7	—	—	1.7
Total revenues	—	619.5	—	—	619.5
Expenses
Loss and loss adjustment expenses	—	338.5	—	—	338.5
Policy acquisition expenses	—	99.7	—	—	99.7
Other underwriting expenses	—	106.2	—	—	106.2
General and administrative expenses	2.4	4.8	0.2	—	7.4
Interest expense	—	—	6.5	—	6.5
Total expenses	2.4	549.2	6.7	—	558.3
Pre-tax income (loss)	(2.4)	70.3	(6.7)	—	61.2
Income tax benefit	—	7.1	3.6	—	10.7
Net income (loss) before equity in earnings of unconsolidated affiliates	(2.4)	77.4	(3.1)	—	71.9
Equity in earnings of subsidiaries, net of tax	73.3	—	40.7	(114.0)	—
Net income including noncontrolling interests	70.9	77.4	37.6	(114.0)	71.9
Less: Net income attributable to noncontrolling interests	—	(1.0)	—	—	(1.0)
Net income attributable to OneBeacon's common shareholders	70.9	76.4	37.6	(114.0)	70.9
Other comprehensive income, net of tax	0.2	—	0.2	(0.2)	0.2
Comprehensive income attributable to OneBeacon's common shareholders	$71.1	$76.4	$37.8	$(114.2)	$71.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Consolidating Financial Information

Consolidating Statement of Cash Flows Six months ended June 30, 2017 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Cash flows from operations:
Net income including noncontrolling interests	$32.0	$46.5	$7.5	$(53.1)	$32.9
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(41.4)	—	(11.7)	53.1	—
Net realized and change in unrealized investment gains	—	(27.3)	—	—	(27.3)
Deferred income tax benefit	—	(2.6)	—	—	(2.6)
Dividends received from subsidiaries	45.0	—	—	(45.0)	—
Other operating items:
Net change in loss and LAE reserves	—	45.6	—	—	45.6
Net change in unearned premiums	—	20.1	—	—	20.1
Net change in ceded unearned premiums	—	(12.4)	—	—	(12.4)
Net change in premiums receivable	—	(17.1)	—	—	(17.1)
Net change in reinsurance recoverables on paid and unpaid losses	—	(18.5)	—	—	(18.5)
Net change in funds held under insurance contracts	—	57.2	—	—	57.2
Net change in other assets and liabilities	8.2	2.5	(2.4)	—	8.3
Net cash provided from (used for) operations	43.8	94.0	(6.6)	(45.0)	86.2
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	(2.9)	63.9	(4.4)	—	56.6
Maturities of fixed maturity investments	—	158.6	—	—	158.6
Sales of fixed maturity investments	—	686.1	—	—	686.1
Sales of common equity securities	—	5.8	—	—	5.8
Return of capital and distributions of other investments	—	13.5	—	—	13.5
Purchases of fixed maturity investments	—	(957.9)	—	—	(957.9)
Purchases of common equity securities	—	(6.2)	—	—	(6.2)
Contributions for other investments	—	(0.9)	—	—	(0.9)
Net change in unsettled investment purchases and sales	—	4.8	—	—	4.8
Net acquisitions of property and equipment	—	(4.0)	—	—	(4.0)
Capital contribution from parent	—	23.5	34.5	(58.0)	—
Net cash provided from (used for) investing activities	(2.9)	(12.8)	30.1	(58.0)	(43.6)
Cash flows from financing activities:
Cash dividends paid to common shareholders	(39.8)	—	—	—	(39.8)
Cash dividends paid to parent	—	(45.0)	—	45.0	—
Capital contribution to subsidiary	—	(34.5)	(23.5)	58.0	—
Repurchases and retirements of common stock	(1.1)	—	—	—	(1.1)
Payments on capital lease obligation	—	—	—	—	—
Net cash used for financing activities	(40.9)	(79.5)	(23.5)	103.0	(40.9)
Net increase in cash during period	—	1.7	—	—	1.7
Cash balance at beginning of period	—	69.5	0.1	—	69.6
Cash balance at end of period	$—	$71.2	$0.1	$—	$71.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15. Consolidating Financial Information

Consolidating Statement of Cash Flows Six months ended June 30, 2016 (in millions)	The Company (guarantor)	Non-guarantor subsidiaries	OBH (issuer)	Consolidating adjustments	Consolidated
Cash flows from operations:
Net income including noncontrolling interests	$70.9	$77.4	$37.6	$(114.0)	$71.9
Charges (credits) to reconcile net income to cash flows provided from (used for) operations:
Undistributed earnings from subsidiaries	(73.3)	—	(40.7)	114.0	—
Net realized and change in unrealized investment gains	—	(41.3)	—	—	(41.3)
Deferred income tax expense	—	19.2	—	—	19.2
Dividends received from subsidiaries	51.0	—	—	(51.0)	—
Other operating items:
Net change in loss and LAE reserves	—	(13.2)	—	—	(13.2)
Net change in unearned premiums	—	(3.9)	—	—	(3.9)
Net change in ceded unearned premiums	—	(5.0)	—	—	(5.0)
Net change in premiums receivable	—	(19.9)	—	—	(19.9)
Net change in reinsurance recoverables on paid and unpaid losses	—	10.0	—	—	10.0
Net change in funds held under insurance contracts	—	3.2	—	—	3.2
Net change in other assets and liabilities	1.2	(35.4)	(4.1)	—	(38.3)
Net cash provided from (used for) operations	49.8	(8.9)	(7.2)	(51.0)	(17.3)
Cash flows from investing activities:
Net maturities, purchases and sales of short-term investments	1.3	(47.8)	1.1	—	(45.4)
Maturities of fixed maturity investments	—	229.5	—	—	229.5
Sales of fixed maturity investments	—	218.8	24.2	(42.5)	200.5
Sales of common equity securities	—	174.4	—	—	174.4
Return of capital and distributions of other investments	—	7.0	—	—	7.0
Purchases of fixed maturity investments	—	(473.6)	(18.3)	42.5	(449.4)
Purchases of common equity securities	—	(109.5)	—	—	(109.5)
Contributions for other investments	—	(0.4)	—	—	(0.4)
Net change in unsettled investment purchases and sales	—	42.5	—	—	42.5
Net acquisitions of property and equipment	—	(2.1)	—	—	(2.1)
Capital contribution from parent	—	27.3	28.5	(55.8)	—
Net cash provided from investing activities	1.3	66.1	35.5	(55.8)	47.1
Cash flows from financing activities:
Cash dividends paid to common shareholders	(39.6)	—	—	—	(39.6)
Cash dividends paid to parent	—	(51.0)	—	51.0	—
Capital contribution to subsidiary	—	(28.5)	(27.3)	55.8	—
Repurchases and retirements of common stock	(11.5)	—	—	—	(11.5)
Payments on capital lease obligation	—	(1.0)	—	—	(1.0)
Net cash used for financing activities	(51.1)	(80.5)	(27.3)	106.8	(52.1)
Net increase (decrease) in cash during period	—	(23.3)	1.0	—	(22.3)
Cash balance at beginning of period	—	94.6	0.6	—	95.2
Cash balance at end of period	$—	$71.3	$1.6	$—	$72.9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview—OneBeacon Acquisition
On May 2, 2017, Intact Financial Corporation (“Intact”), which is based in Toronto, Ontario, Canada and is the largest provider of property and casualty insurance in Canada, and the Company, announced that they had entered into a definitive merger agreement ("Merger Agreement") which provides for the merger of an indirect subsidiary of Intact with and into the Company, following the satisfaction of various closing conditions, (the “OneBeacon Acquisition”).
Under the terms of the Merger Agreement, which has been approved by the board of directors of both companies, OneBeacon shareholders will be entitled to receive $18.10 for each outstanding share of our common stock. Aggregate cash consideration to OneBeacon shareholders is anticipated to be approximately $1.7 billion. The OneBeacon Acquisition is expected to be completed in the third quarter or early in the fourth quarter of 2017.
The closing of the OneBeacon Acquisition is subject to the satisfaction of various closing conditions, including the approval by the Company’s shareholders, which occurred on July 18, 2017, as well as the approval of various insurance regulatory authorities and other closing conditions customary for a transaction of this type. Pursuant to the Merger Agreement, the Company is required to carry on its business in the ordinary course consistent with past practice, in all material respects; however, certain actions are restricted or may not be taken without Intact's prior written consent. See also Note 2—"OneBeacon Acquisition" and "Liquidity and Capital Resources"—"Financing and Capital Items"
Overview—Three months ended June 30, 2017 versus three months ended June 30, 2016
We ended the second quarter of 2017 with a book value per share of $10.71, reflecting a 0.1% increase, including a quarterly dividend of $0.21 per share, for the three months ended June 30, 2017.
Net loss attributable to OneBeacon's common shareholders was $0.1 million for the second quarter of 2017, compared to net income of $24.5 million for the second quarter of 2016. Pre-tax underwriting loss of $19.2 million for the second quarter of 2017, reflecting a combined ratio of 106.9%, compared to pre-tax underwriting loss of $7.9 million for the second quarter of 2016, reflecting a combined ratio of 102.9%. The change in pre-tax underwriting results for the second quarter of 2017 was driven by higher current accident year non-catastrophe and catastrophe losses as well as higher expenses in the current year period.
Pre-tax net investment return was $26.8 million for the second quarter of 2017, representing a 1.1% total return on average invested assets, compared to $36.8 million for the second quarter of 2016, representing a 1.5% total return on average invested assets. The slight decrease from the prior year period was primarily driven by the fixed maturity investments portfolio driven by interest rate movements in the respective periods and a decreased return in our other investments portfolio driven by the surplus notes. These decreases were partially offset by a higher return in our common equity securities portfolio which benefited from stronger market performance (as measured by the S&P 500 total return index) as compared to the 2016 period.
Overview—Six months ended June 30, 2017 versus six months ended June 30, 2016
We ended the first six months of 2017 with a book value per share of $10.71, reflecting a 2.9% increase, including quarterly dividends totaling $0.42 per share, for the six months ended June 30, 2017.
Net income attributable to OneBeacon's common shareholders was $32.0 million for the six months ended June 30, 2017, compared to $70.9 million for the six months ended June 30, 2016. Pre-tax underwriting loss of $5.0 million for the six months ended June 30, 2017, reflecting a combined ratio of 100.9%, compared to pre-tax underwriting income of $5.6 million for the six months ended June 30, 2016, reflecting a combined ratio of 98.9%. The change in pre-tax underwriting results for the six months ended June 30, 2017 was driven by higher current accident year non-catastrophe and catastrophe losses as well as higher expenses in the current year period.
Pre-tax net investment return was $54.0 million for the six months ended June 30, 2017, representing a 2.1% total return on average invested assets, compared to $67.8 million for the six months ended June 30, 2016, representing a 2.7% total return on average invested assets. The decrease from the prior year period was primarily driven by the impact of interest rate movements on the fixed maturity investments portfolio in the respective periods and a decreased return in our other investments portfolio driven by the surplus notes. These decreases were partially offset by a higher return in our common equity securities portfolio which benefited from stronger market performance (as measured by the S&P 500 total return index) as compared to the 2016 period.
Book Value Per Share
The following table presents our book value per share:

(in millions except per share amounts)	June 30, 2017	March 31, 2017	December 31, 2016
Numerator
OneBeacon's common shareholders' equity	$1,015.1	$1,033.4	$1,021.3
Denominator
Common shares outstanding(1)	94.7	94.7	94.3
Book value per share(1)	$10.71	$10.91	$10.82

Dividends paid per share, year-to-date	$0.42	$0.21	$0.84
_______________________________________________________________________________

(1)	Common shares outstanding includes unvested restricted shares.

Results of Operations
Review of Consolidated Results
A summary of our consolidated financial results for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Gross written premiums(1)	$322.9	$286.0	$620.2	$596.5
Net written premiums(1)	$290.1	$261.0	$547.0	$541.1
Revenues
Earned premiums	$277.4	$271.4	$539.2	$550.0
Net investment income	14.5	12.1	26.7	26.5
Net realized and change in unrealized investment gains	12.3	24.7	27.3	41.3
Net other revenues	2.1	0.8	5.5	1.7
Total revenues	306.3	309.0	598.7	619.5
Expenses
Loss and loss adjustment expense (LAE)	188.6	179.7	339.2	338.5
Policy acquisition expenses	48.4	48.7	93.7	99.7
Other underwriting expenses	59.6	50.9	111.3	106.2
General and administrative expenses	8.8	3.5	13.8	7.4
Interest expense	3.3	3.2	6.6	6.5
Total expenses	308.7	286.0	564.6	558.3
Pre-tax income (loss)	(2.4)	23.0	34.1	61.2
Income tax (expense) benefit	2.7	2.0	(1.2)	10.7
Net income including noncontrolling interests	0.3	25.0	32.9	71.9
Less: Net income attributable to noncontrolling interests	(0.4)	(0.5)	(0.9)	(1.0)
Net income (loss) attributable to OneBeacon's common shareholders	(0.1)	24.5	32.0	70.9
Other comprehensive income, net of tax	0.2	0.2	0.3	0.2
Comprehensive income attributable to OneBeacon's common shareholders	$0.1	$24.7	$32.3	$71.1
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

A summary of our consolidated underwriting income and pre-tax income is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Earned premiums	$277.4	$271.4	$539.2	$550.0
Loss and LAE	(188.6)	(179.7)	(339.2)	(338.5)
Policy acquisition expenses	(48.4)	(48.7)	(93.7)	(99.7)
Other underwriting expenses	(59.6)	(50.9)	(111.3)	(106.2)
Pre-tax underwriting income (loss)	(19.2)	(7.9)	(5.0)	5.6
Net investment income	14.5	12.1	26.7	26.5
Net realized and change in unrealized investment gains	12.3	24.7	27.3	41.3
Net other revenues	2.1	0.8	5.5	1.7
General and administrative expenses	(8.8)	(3.5)	(13.8)	(7.4)
Interest expense	(3.3)	(3.2)	(6.6)	(6.5)
Pre-tax income (loss)	$(2.4)	$23.0	$34.1	$61.2

The following table provides our consolidated underwriting ratios for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Underwriting ratios(1)
Loss and LAE	68.0%	66.2%	62.9%	61.5%
Expense	38.9	36.7	38.0	37.4
Total combined ratio	106.9%	102.9%	100.9%	98.9%
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

The impact of certain items to our underwriting ratios was as follows:

	Three months ended June 30,		Six months ended June 30,
(Favorable) unfavorable impact	2017	2016	2017	2016
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	3.8 pts	1.9 pts	2.2 pts	1.4 pts
Prior year loss reserve development	2.6 pts	5.7 pts	1.4 pts	2.8 pts
Consolidated Results—Three months ended June 30, 2017 versus three months ended June 30, 2016
Our comprehensive income attributable to OneBeacon's common shareholders was $0.1 million for the second quarter of 2017 compared to $24.7 million for the second quarter of 2016, with the change driven primarily by lower underwriting results and investment returns. Pre-tax investment results decreased $10.0 million due to lower returns in the fixed maturity investments and other investments portfolios but were partially offset by higher returns in the common equity securities portfolio driven by the factors discussed below in "Summary of Investment Results." Pre-tax underwriting results decreased by $11.3 million in the second quarter of 2017 driven by adverse impacts from Entertainment, Government Risks, Financial Institutions, and Programs, as described in more detail below, along with higher incentive compensation expenses due primarily to the impact of the OneBeacon Acquisition. These adverse impacts were partially off-set by favorable relative results from Healthcare, which experienced significant unfavorable development in the prior period and less unfavorable development in the current period. As a result of continued under-performance in our Programs business, we are considering strategic alternatives for that business.
Our total revenues of $306.3 million for the second quarter of 2017 decreased $2.7 million from $309.0 million for the 2016 period, due primarily to a decrease in net realized and change in unrealized investment gains of $12.4 million driven by the factors described below, partially offset by an increase in earned premiums of $6.0 million or 2.2% compared to the second quarter of 2016, due to the prior period including a negative $7.0 million adjustment related to return Healthcare premium, as well as higher return ceded premiums under reinsurance policies in the current period of $7.9 million but only benefited the prior year period by $3.4 million, and all of which were fully earned in the respective periods. These favorable impacts were partially off-set by the earned effect of recently lower written premium generally due to refocusing our sales activity on more desirable risks.
Written Premiums
Consolidated net written premiums were $290.1 million in the second quarter of 2017, with the increase of 11.1% from the comparative prior year period driven by increases in Surety ($6.1 million), and Management Liability ($5.2 million) due to strength in both renewals and new business. In addition, return ceded premiums benefited the second quarter of 2017 by $7.9 million, but only benefited the prior year period by $3.4 million, while the prior year period was impacted by a $7 million adverse return Healthcare premium.
Underwriting Results
Pre-tax underwriting loss was $19.2 million for the second quarter of 2017, compared to $7.9 million for the second quarter of 2016 driven by the factors discussed below.
Our combined ratio for the second quarter of 2017 of 106.9% reflected a 68.0% loss and LAE ratio and a 38.9% expense ratio, which compared to a combined ratio for the second quarter of 2016 of 102.9%, consisting of a 66.2% loss and LAE ratio and a 36.7% expense ratio.

The 1.8 point increase in the loss and LAE ratio was comprised of a 3.0 point increase in current accident year non-catastrophe losses, and a 1.9 point increase in catastrophe losses, offset by a 3.1 point decrease in prior accident year losses.
Current accident year non-catastrophe losses for the second quarter of 2017 of $170.9 million, or 61.6 points, compared to $159.0 million, or 58.6 points, for the 2016 period. The increased current accident year non-catastrophe loss ratio was primarily driven by increased losses in our Financial Institutions, Healthcare, and Programs businesses.
There were 2.6 points of net unfavorable prior year loss and LAE reserve development, or $7.3 million, in the second quarter of 2017 driven by Programs due to increased loss activity, including numerous mid-size losses, across most accounts, including auto-related programs. This compared to 5.7 points of net unfavorable prior year loss and LAE reserve development in the second quarter of 2016, due to the Healthcare operating segment, which recorded $24.0 million of net unfavorable loss reserve development as a result of increasing claim frequency, as well as higher than expected paid and case activity, most notably within the senior living sub-line, which provides medical malpractice and general liability insurance for extended care facilities, including assisted living, memory care and continuing care facilities. As a result of the continuing loss activity experienced in this sub-line, an in-depth claim file review was performed at that time which confirmed that the increased case incurred was driven by frequency of claims, especially in the more recent prior accident years, as opposed to other potential considerations such as changes in claims-handling practices. In addition, a thorough actuarial review was completed, including analysis of the results of enhancements made to the predictive model deployed in the senior living sub-line. Adverse financial results were primarily observed in high-risk categories of business and in difficult geographic venues identified by the predictive model data. As a result of these analyses, management increased its best estimate of prior accident year losses during the prior year period, and increased its loss provisions for the current accident year based on the updated actuarial indications. Also within the Healthcare operating segment, there were two large claims within the managed care errors and omissions sub-line related to unexpected outcomes from mediation and extended costs associated with claim defense, which contributed to the unfavorable development in prior accident years. In addition, there were two large auto-related accounts within Programs that experienced adverse claim activity.
Catastrophe losses of $10.4 million, or 3.8 points, in the second quarter of 2017, compared to $5.3 million, or 1.9 points, for the second quarter of 2016, with the increase being driven by a large hail storm in Texas impacting Government Risk.
The expense ratio increased 2.2 points to 38.9% for the second quarter of 2017, compared to 36.7% for the second quarter of 2016, driven by higher incentive compensation expense related to the OneBeacon Acquisition discussed in Note 2—"OneBeacon Acquisition."
Investments
Net investment income increased to $14.5 million for the second quarter of 2017, compared to $12.1 million for the second quarter of 2016. Net realized and change in unrealized investment gains of $12.3 million for the second quarter of 2017, compared to $24.7 million for the second quarter of 2016. The decrease was driven by a lower return in our fixed maturity investments portfolio driven by relative interest rate movements in the second quarter of 2017 compared to the second quarter of 2016, as well as surplus notes, within our other investments portfolio, which experienced a smaller positive valuation adjustment during the second quarter of 2017 of $0.9 million as opposed to $11.0 million in the prior period. These decreases were partially offset by a higher return in our common equity securities portfolio which benefited from stronger market performance (as measured by the S&P 500 total return index) as compared to 2016.
Other Revenues
Other revenues increased $1.3 million in the second quarter of 2017 compared to the second quarter of 2016, driven by income for the second quarter of 2017 from the excess invested assets remaining after the termination of the OneBeacon qualified pension plan (Qualified Plan).
General and Administrative Expenses
The Company accrued $5.0 million of general and administrative expenses, related substantially to legal and banker fees, during the quarter ended June 30, 2017 in conjunction with the transaction described in Note 2—"OneBeacon Acquisition."
Income Taxes
Our income tax benefit related to pre-tax income represented a net effective tax rate of 112.5% for the second quarter of 2017 compared to a net effective tax rate of (8.7)% for the second quarter of 2016. The effective tax rate for the second quarter of 2017 and 2016 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate and, for the second quarter of 2016, the impact of a $3.5 million favorable settlement of the IRS examinations for the 2010 through 2012 tax years. The effective tax rate on non-U.S. income for the second quarter of 2017 and 2016 was 0.7% and 0.5%, respectively.

Consolidated Results—Six months ended June 30, 2017 versus six months ended June 30, 2016
Our comprehensive income attributable to OneBeacon's common shareholders was $32.3 million for the six months ended June 30, 2017 compared to $71.1 million for the six months ended June 30, 2016, with the change driven primarily by a $16.3 million tax benefit in the second quarter of 2016 resulting from the settlement of an IRS examination for tax years 2007 through 2012, lower underwriting results, and lower investment returns. Pre-tax investment results decreased $13.8 million during the same period due to lower returns in the fixed maturity investments and other investments portfolios but were partially offset by higher returns in the common equity securities portfolio driven by the factors discussed below in "Summary of Investment Results." Pre-tax underwriting results decreased by $10.6 million in the six months ended June 30, 2017 compared to the 2016 period, driven by the factors discussed below. While most of our businesses contributed strong relative performance year over year, the favorable results were mostly offset by the performance of our Government Risks business which was negatively impacted by claims related to wind and thunderstorms in Texas in the six months ended June 30, 2017. Both of the six months ending June 30, 2017 and 2016 were also adversely impacted by the poor performance of our Healthcare, and to a lesser extent, our Programs business as described below.
Our total revenues of $598.7 million for the six months ended June 30, 2017 decreased $20.8 million from $619.5 million for the 2016 period, primarily due to a decrease in net realized and change in unrealized investment gains of $14.0 million driven by the factors described below, as well as a decrease in earned premiums of $10.8 million or 2.0% compared to the six months ended June 30, 2016. The decrease in earned premiums was due to the earned effect of recently lower written premium generally due to refocusing our sales activity on more desirable risks, which more than off-set the effects of the prior period including a negative $7.0 million adjustment related to return Healthcare premium, as well as higher return ceded premiums under reinsurance policies in the current period of $7.9 million that only benefited the prior year period by $2.9 million, and all of which were fully earned in the respective periods.
Written Premiums
Consolidated net written premiums were $547.0 million in the six months ended June 30, 2017, with an increase of 1.1% from the comparative prior year period driven by increases in twelve of our sixteen operating segments, including Management Liability ($8.7 million), Architects & Engineers ($5.4 million), Surety ($4.8 million), and Technology ($4.6 million) due to strength in both renewals and new business, partially offset by decreases in Programs ($15.9 million), due to exiting two underperforming large accounts, and Entertainment ($12.5 million) due to a refinement of our underwriting appetite.
Underwriting Results
Pre-tax underwriting loss was $5.0 million for the six months ended June 30, 2017, compared to pre-tax underwriting income of $5.6 million for the six months ended June 30, 2016 driven by the factors discussed below.
Our combined ratio for the six months ended June 30, 2017 of 100.9% reflected a 62.9% loss and LAE ratio and a 38.0% expense ratio, which compared to a combined ratio for the six months ended June 30, 2016 of 98.9%, consisting of a 61.5% loss and LAE ratio and a 37.4% expense ratio.
The 1.4 point increase in the loss and LAE ratio was comprised of a 2.0 point increase in current accident year non-catastrophe losses, and a 0.8 point increase in catastrophe losses, partially offset by a 1.4 point decrease in prior accident year losses.
Current accident year non-catastrophe losses for the six months ended June 30, 2017 of $319.8 million, or 59.3 points, compared to $315.3 million, or 57.3 points, for the 2016 period. The increased current accident year non-catastrophe loss ratio was primarily driven by Financial Institutions, which had a large loss, Healthcare, which had increased loss activity in extended care facilities, and continued increased provisions in Programs and Architects & Engineers. These adverse impacts were partially offset by the favorable impacts of Accident & Health, which experienced favorable loss activity.
There was 1.4 points net loss and LAE reserve development on prior accident year reserves, or $7.3 million in the six months ended June 30, 2017, as unfavorable reserve development, primarily in Healthcare due to an adverse settlement on a single managed care errors and omissions claim, and in Programs driven by increased loss activity, including numerous mid-size losses, across most accounts, including auto-related programs, with the unfavorable development partially offset by favorable reserve development driven in part by Technology and Accident & Health resulting from favorable loss experience. There was 2.8 points net loss and LAE reserve development on prior accident year reserves in six months ended June 30, 2016, which was driven by Healthcare which recorded $34.8 million of adverse prior year development, which included prior year loss activity recorded in the first quarter of 2016 in the complex risk sub-line, which provides professional liability coverage to hospitals, physicians, and physician groups as well as physicians' extended reporting period coverage. In addition, to a lesser extent, unfavorable development in Programs and a few other businesses, was partially offset by favorable development in Technology, Financial Services and Accident, as well as other businesses.

Catastrophe losses of $12.1 million, or 2.2 points, in the six months ended June 30, 2017, compared to $7.8 million, or 1.4 points, for the six months ended June 30, 2016, the increase being driven by a large hail storm in Texas impacting Government Risk.
The expense ratio increased 0.6 points to 38.0% for the six months ended June 30, 2017, compared to 37.4% for the six months ended June 30, 2016, driven by higher incentive compensation costs related to the OneBeacon Acquisition.
Investments
Net investment income increased slightly to $26.7 million for the six months ended June 30, 2017, compared to $26.5 million for the six months ended June 30, 2016. Net realized and change in unrealized investment gains of $27.3 million for the six months ended June 30, 2017, compared to $41.3 million for the six months ended June 30, 2016. The decrease was driven by a lower return in our fixed maturity investments portfolio driven by relative interest rate movements in the first six months of 2017 compared to the first six months of 2016. In addition, our other investments portfolio was adversely impacted by the surplus notes, which experienced a negative valuation adjustment during the first six months of 2017 of $1.4 million as opposed to a $11.3 million favorable adjustment in the prior year period. These decreases were partially offset by a higher return in our common equity securities portfolio which benefited from stronger market performance (as measured by the S&P 500 total return index) as compared to the first six months of 2016.
Other Revenues (Expenses)
Other revenues (expenses) increased $3.8 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, which was primarily driven by income for the six months ended June 30, 2017 from the excess invested assets remaining after the termination of the OneBeacon qualified pension plan (Qualified Plan).
General and Administrative Expenses
The Company accrued $6.4 million of general and administrative expenses through the six months ended June 30, 2017 in conjunction with the transaction described in Note 2—"OneBeacon Acquisition."
Income Taxes
Our income tax expense (benefit) related to pre-tax income represented a net effective tax rate of 3.5% and (17.5)% for the six months ended June 30, 2017 and 2016, respectively. The effective tax rate for six months ended June 30, 2017 and 2016 were lower than the U.S. statutory rate of 35% due to income generated in jurisdictions other than the United States, principally representing interest income and underwriting income taxed in a jurisdiction with a lower effective tax rate and, for the six months ended June 30, 2016, the impact of a $16.3 million favorable settlement of IRS examinations for the 2007 through 2012 tax years. The effective tax rate on non-U.S. income for the six months ended June 30, 2017 and 2016 was 0.3% and 0.7%, respectively.
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
For the six months ended June 30, 2017 and 2016, our net combined ratio was higher than our gross combined ratio by 3.5 points and 4.4 points, respectively, as a result of the cost of the reinsurance programs more than offsetting the benefits from ceded losses.
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

Specialty Products
Financial results for our Specialty Products reportable segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Gross written premiums	$150.2	$120.6	$285.1	$258.4
Net written premiums	$126.8	$105.0	$231.9	$223.4

Earned premiums	$130.4	$123.1	$249.6	$246.3
Loss and LAE	(98.6)	(99.4)	(181.5)	(185.8)
Policy acquisition expenses	(22.0)	(21.6)	(41.6)	(44.8)
Other underwriting expenses	(24.8)	(22.3)	(45.5)	(43.6)
Total underwriting loss	(15.0)	(20.2)	(19.0)	(27.9)
Net other expenses	—	—	(0.1)	(0.1)
Pre-tax loss	$(15.0)	$(20.2)	$(19.1)	$(28.0)
The following table provides underwriting ratios for Specialty Products for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Underwriting ratios:
Loss and LAE	75.6%	80.8%	72.7%	75.5%
Expense	35.8	35.6	34.9	35.9
Total combined ratio	111.4%	116.4%	107.6%	111.4%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended June 30,		Six months ended June 30,
(Favorable) unfavorable impact	2017	2016	2017	2016
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	0.5 pts	1.3 pts	0.4 pts	0.9 pts
Prior year loss reserve development	6.9 pts	19.5 pts	7.8 pts	15.8 pts
Specialty Products—Three months ended June 30, 2017 versus three months ended June 30, 2016
Net written premiums for Specialty Products increased to $126.8 million for the second quarter of 2017 from $105.0 million for the comparative 2016 period, primarily due to increases at our Surety ($6.1 million) and Management Liability ($5.2 million) businesses, as well as smaller increases at most other businesses driven generally by stronger renewals and new business.
The Specialty Products combined ratio for the second quarter of 2017 decreased to 111.4% from 116.4% for the second quarter of 2016, as the loss and LAE ratio decreased by 5.2 points to 75.6%, and the expense ratio increased by 0.2 points to 35.8%.
The 5.2 point decrease to the loss and LAE ratio in the second quarter of 2017 compared to the 2016 period was comprised of a 8.2 point increase in current accident year non-catastrophe losses that was more than offset by a 12.6 point favorable change in net prior year loss reserve development and a 0.8 point decrease in catastrophe losses.
The current accident year non-catastrophe loss ratio for the second quarter of 2017 was 68.2%, compared to 60.0% for the second quarter of 2016, with the increase driven by increased losses in our Financial Institutions, driven by one large loss, Healthcare, which had increased loss activity in extended care facilities, and Programs, driven by continued adverse results across accounts. As a result of continued under-performance in our Programs business, we are considering strategic alternatives for that business.

The second quarter of 2017 results included 6.9 points of net unfavorable prior accident year loss reserve development, primarily due to unfavorable development in Programs, due to increased loss activity, including numerous mid-size losses, across most accounts, including auto-related programs. This compared with 19.5 points of net unfavorable prior year loss reserve development in the second quarter of 2016, primarily related to unfavorable loss reserve development driven by large claims and heavy loss activity in Healthcare, and to a lesser extent, Programs, related to two larger programs that we have exited, and Architects & Engineers, which was partially offset by favorable development in Financial Services.
The second quarter of 2017 included 0.5 points of catastrophe losses which compared to 1.3 points in the second quarter of 2016, with Financial Services in the prior year being adversely affected by wind and thunderstorms in the midwest and on the east coast of the United States.
The 0.2 point slight increase in the expense ratio for the second quarter of 2017, compared to the second quarter of 2016, was driven by incentive compensation expenses related to the OneBeacon Acquisition, which were partially offset by lower insurance acquisition expenses.
Specialty Products—Six months ended June 30, 2017 versus six months ended June 30, 2016
Net written premiums for Specialty Products increased to $231.9 million for the six months ended June 30, 2017 from $223.4 million for the comparative 2016 period, primarily due to increases at our Management Liability ($8.7 million), Architects & Engineers ($5.4 million), and Surety ($4.8 million) businesses as well as smaller increases at most other businesses. These increases were partially offset by a large decrease at our Programs business ($15.9 million), as we have exited two large accounts as a result of poor underwriting results, and to a lesser extent a decrease at our Healthcare business due to refocusing our sales activity on more desirable risks.
The Specialty Products combined ratio for the six months ended June 30, 2017 decreased to 107.6% from 111.4% for the six months ended June 30, 2016, as the loss and LAE ratio decreased by 2.8 points to 72.7%, and the expense ratio decreased by 1.0 points to 34.9%.
The 2.8 point decrease to the loss and LAE ratio in the six months ended June 30, 2017 compared to the 2016 period was comprised of a 5.7 point increase in current accident year non-catastrophe losses that was more than offset by a 8.0 point favorable change in net prior year loss reserve development and a 0.5 point decrease in catastrophe losses.
The current accident year non-catastrophe loss ratio for the six months ended June 30, 2017 was 64.5%, compared to 58.8% for the six months ended June 30, 2016, with the increase driven by increased losses in Financial Institutions and Healthcare, which had increased loss activity in extended care facilities.
The results for the six months ended June 30, 2017 included 7.8 points of net unfavorable prior accident year loss reserve development, primarily in Healthcare due to an adverse settlement on a single managed care errors and omissions claim and other claim activity, and in Programs driven by increased loss activity, including numerous mid-size losses, across most accounts, including auto-related programs, which was modestly offset by favorable development elsewhere. This compared with 15.8 points of net unfavorable prior year loss reserve development in the six months ended June 30, 2016, primarily related to unfavorable loss reserve development driven by large claims and heavy loss activity in Healthcare, and to a lesser extent Architects & Engineers and Programs, which was partially offset by favorable development in Financial Services.
The six months ended June 30, 2017 included 0.4 points of catastrophe losses which compared to 0.9 points of catastrophe losses for the six months ended June 30, 2016 related to wind and thunderstorms in Texas impacting Financial Services.
The 1.0 point decrease in the expense ratio for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was as a result of ceding commissions related to our Financial Institutions business and fronting of other business, which were partially offset by incentive compensation expenses related to the OneBeacon Acquisition.

Specialty Industries
Financial results for our Specialty Industries reportable segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Gross written premiums	$172.7	$165.4	$335.1	$338.1
Net written premiums	$163.3	$156.0	$315.1	$317.7

Earned premiums	$147.0	$148.3	$289.6	$303.7
Loss and LAE	(90.0)	(80.3)	(157.7)	(152.7)
Policy acquisition expenses	(26.4)	(27.1)	(52.1)	(54.9)
Other underwriting expenses	(34.8)	(28.6)	(65.8)	(62.6)
Total underwriting income (loss)	(4.2)	12.3	14.0	33.5
Net other revenues	0.2	0.2	0.4	0.5
General and administrative expenses	(0.5)	(0.5)	(1.0)	(1.0)
Pre-tax income	$(4.5)	$12.0	$13.4	$33.0
The following table provides underwriting ratios for Specialty Industries for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Underwriting ratios:
Loss and LAE	61.2%	54.3%	54.5%	50.2%
Expense	41.6	37.5	40.7	38.7
Total combined ratio	102.8%	91.8%	95.2%	88.9%
The impact of certain items to our underwriting ratios was as follows:

	Three months ended June 30,		Six months ended June 30,
(Favorable) unfavorable impact	2017	2016	2017	2016
Point impact on loss and LAE ratio and combined ratio:
Catastrophe losses, net of reinsurance	6.7 pts	2.5 pts	3.8 pts	1.9 pts
Prior year loss reserve development	(1.1) pts	(5.8) pts	(4.2) pts	(7.8) pts
Specialty Industries—Three months ended June 30, 2017 versus three months ended June 30, 2016
Net written premiums for Specialty Industries increased to $163.3 million for the second quarter of 2017 from $156.0 million for the comparative 2016 period. The increase in the second quarter of 2017 was driven by increases at our Accident & Health ($3.7 million) and Technology ($2.9 million) businesses partially offset by a decrease at our Entertainment ($2.9 million) business.
The Specialty Industries combined ratio for the second quarter of 2017 increased to 102.8%, compared to 91.8% for the second quarter of 2016, as the loss and LAE ratio increased by 6.9 points to 61.2%, and the expense ratio increased by 4.1 points to 41.6%.
The 6.9 point increase to the loss and LAE ratio was comprised of a 2.0 point decrease in current accident year non-catastrophe losses, a 4.7 point decrease in favorable prior year loss reserve development and a 4.2 point increase in catastrophe losses.
The current accident year non-catastrophe loss ratio for the second quarter of 2017 was 55.6%, compared to 57.6% for the second quarter of 2016, with the decrease driven by the performance of our Accident & Health business, with the Medical Excess sub-line improving relative to the prior year period, partially offset by higher current accident year non-catastrophe losses in our Ocean Marine and Entertainment businesses.

Results for the second quarter of 2017 included 1.1 points of net favorable prior accident year loss reserve development driven by Technology, Ocean Marine, and Accident & Health, resulting generally from better than expected case incurred activity, which was partially offset by unfavorable development in Government Risks and Entertainment, due to a large claim settlement. This compared to 5.8 points of net favorable prior accident year loss reserve development in the second quarter of 2016.
Results for the second quarter of 2017 included 6.7 points of catastrophe losses, resulting substantially from claims related to a hail storm within our Government Risks business, as well as modest activity impacting several other businesses. This compared to 2.5 points of catastrophe losses in the second quarter of 2016.
The 4.1 point increase in the expense ratio for the second quarter of 2017, compared to the second quarter of 2016, was driven by incentive compensation expenses related to the OneBeacon Acquisition.
Specialty Industries—Six months ended June 30, 2017 versus six months ended June 30, 2016
Net written premiums for Specialty Industries decreased to $315.1 million for the six months ended June 30, 2017 from $317.7 million for the comparative 2016 period. The decrease in the six months ended June 30, 2017 was driven by a $12.5 million decrease at our Entertainment business due to a refinement of our underwriting appetite and was offset by modest increases at most other business units, most notably, Technology ($4.6 million).
The Specialty Industries combined ratio for the six months ended June 30, 2017 increased to 95.2%, compared to 88.9% for the six months ended June 30, 2016, as the loss and LAE ratio increased by 4.3 points to 54.5%, and the expense ratio increased by 2.0 points to 40.7%.
The 4.3 point increase to the loss and LAE ratio was comprised of a 1.2 point decrease in current accident year non-catastrophe losses, a 3.6 point unfavorable change in prior year loss reserve development and a 1.9 point increase in catastrophe losses due to a large claim.
The current accident year non-catastrophe loss ratio for the six months ended June 30, 2017 was 54.9%, compared to 56.1% for the six months ended June 30, 2016, driven by the performance of our Accident & Health business, partially offset by higher current accident year non-catastrophe losses primarily in Government Risks, driven by the auto and professional and excess liability lines.
Results for the six months ended June 30, 2017 included 4.2 points of net favorable prior accident year loss reserve development driven by Technology, Accident & Health, and Ocean Marine resulting from better than expected case incurred activity, which was partially offset by unfavorable development in Government Risks, driven by the auto and professional and excess liability lines, and Inland Marine, due to several large claims. This compared to 7.8 points of net favorable prior accident year loss reserve development in the six months ended June 30, 2016.
Results for the six months ended June 30, 2017 included 3.8 points of catastrophe losses, resulting substantially from claims related to a large hail storm in Texas within our Government Risks business, as well as modest activity impacting several other businesses. This compared to 1.9 points of catastrophe losses in the six months ended June 30, 2016.
The 2.0 point increase in the expense ratio for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was driven by incentive compensation expenses related to the OneBeacon Acquisition, which were partially offset by lower insurance acquisition expenses.
Investing, Financing and Corporate
A summary of results from our Investing, Financing and Corporate reportable segment for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Net investment income	$14.5	$12.1	$26.7	$26.5
Net realized and change in unrealized investment gains	12.3	24.7	27.3	41.3
Pre-tax investment results	26.8	36.8	54.0	67.8
Net other revenues	1.9	0.6	5.2	1.3
General and administrative expenses	(8.3)	(3.0)	(12.8)	(6.4)
Interest expense	(3.3)	(3.2)	(6.6)	(6.5)
Pre-tax income	$17.1	$31.2	$39.8	$56.2

Investing, Financing and Corporate—Three months ended June 30, 2017 versus three months ended June 30, 2016
Investing, Financing and Corporate reported pre-tax income of $17.1 million in the second quarter of 2017, compared to $31.2 million in the second quarter of 2016. The decrease was driven by lower pre-tax investment results due to lower positive valuation adjustments on the surplus notes of $0.9 million compared to $11.0 million in the 2016 period, as well as lower returns in the fixed maturity investments portfolio, but was partially offset by higher returns in the common equity securities portfolio. In addition, general and administrative expenses increased from $3.0 million to $8.3 million as a result of expenses related to the OneBeacon Acquisition. These decreases were partially offset by a $1.3 million increase in net other revenues compared to the second quarter of 2016 resulting from income from the excess invested assets that previously supported the Qualified Plan.
Investing, Financing and Corporate—Six months ended June 30, 2017 versus six months ended June 30, 2016
Investing, Financing and Corporate reported pre-tax income of $39.8 million in six months ended June 30, 2017, compared to $56.2 million in the six months ended June 30, 2016. The decrease was driven by lower pre-tax investment results due to a negative valuation adjustment on the surplus notes of $1.4 million compared to a positive valuation adjustment of $13.7 million in the 2016 period, as well as lower returns in the fixed maturity investments portfolio but was partially offset by higher returns in the common equity securities portfolio. In addition, general and administrative expenses increased from $6.4 million to $12.8 million as a result of expenses related to the OneBeacon Acquisition. These decreases were partially offset by a $3.9 million increase in net other revenues compared to the six months ended June 30, 2016 resulting from income from the excess invested assets that previously supported the Qualified Plan, the majority of which are now held in the Qualified Replacement Plan.
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
Investment Returns
OneBeacon's investment return percentages are presented gross of management fees and trading expenses in order to produce a better comparison to benchmark returns, while all dollar amounts are presented net of management fees and trading expenses. A summary of our consolidated pre-tax investment results for the three and six months ended June 30, 2017 and 2016 is as follows:

Components of Investment Results	Three months ended June 30,		Six months ended June 30,
($ in millions)	2017	2016	2017	2016
Net investment income	$14.5	$12.1	$26.7	$26.5
Net realized investment gains (losses)	0.5	1.1	0.9	(4.8)
Change in net unrealized investment gains	11.8	23.6	26.4	46.1
Total pre-tax investment results	$26.8	$36.8	$54.0	$67.8

Gross investment returns on average invested assets versus typical benchmarks for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three months ended June 30,(1)		Six months ended June 30,(1)
	2017	2016	2017	2016
Short-term investments	0.1%	0.1%	0.2%	0.1%
Investment grade fixed maturity investments	0.9%	1.2%	1.7%	2.4%
High-yield fixed maturity investments	3.1%	N/A	5.4%	N/A
Total fixed income investments	0.9%	1.1%	1.8%	2.3%
Total fixed income investments, excluding high-yield fixed maturity investments	0.8%	N/A	1.6%	N/A
Bloomberg Barclays U.S. Intermediate Aggregate Index	0.9%	1.4%	1.6%	3.8%

Common equity securities	3.4%	(0.5)%	9.1%	1.8%
Other investments	(0.5)%	10.2%	(1.7)%	10.5%
Total common equity securities and other investments	1.8%	3.3%	4.6%	4.8%
Total common equity securities, other investments and high-yield fixed maturity investments	2.1%	N/A	4.8%	N/A
S&P 500 Index	3.1%	2.5%	9.3%	3.8%

Total consolidated portfolio	1.1%	1.5%	2.1%	2.7%
_______________________________________________________________________________

(1)
Gross investment returns exclude investment expenses of $1.0 million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively, and $2.3 million and $2.4 million for the six months ended June 30, 2017 and 2016, respectively.

Investment Returns—Three months ended June 30, 2017 versus three months ended June 30, 2016
Overview
Our total pre-tax investment results were $26.8 million, a return on average invested assets of 1.1%, for the three months ended June 30, 2017, compared to $36.8 million, a return on average invested assets of 1.5%, for the three months ended June 30, 2016. The decrease was driven primarily by a lower return on our other invested asset portfolio, which was positively impacted by an $11.0 million favorable valuation adjustment on the surplus notes in the 2016 period. Partially offsetting the decrease was a higher return on our common equity portfolio, which benefited from stronger market performance (as measured by the S&P 500 total return index) as compared to 2016 as well as improved relative performance in the 2017 period.
Fixed income
We maintain a high quality fixed income portfolio with a relatively short duration of approximately 2.6 years excluding short-term investments and approximately 2.5 years including short-term investments as of June 30, 2017. Our fixed income portfolio returned 0.9% for the three months ended June 30, 2017, in line with the longer duration, but higher credit quality Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.9%. That compares to a 1.1% return on our fixed income portfolio for the three months ended June 30, 2016, underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 1.4% for that period.
Excluding high-yield fixed maturity investments, our fixed income portfolio returned 0.8% for the three months ended June 30, 2017, underperforming the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 0.9%.
Common equity securities and other investments
OneBeacon maintains a portfolio of common equity securities and other investments, including surplus notes, hedge funds and private equity funds. We believe that prudent levels of these investments are likely to enhance long-term after-tax total returns. Our portfolio of common equity securities and other investments represented approximately 12.6% and 12.9% of total invested assets as of June 30, 2017 and December 31, 2016, respectively. Including high-yield fixed maturity investments OneBeacon’s portfolio of common equity securities, other investments and high-yield fixed maturity investments represented approximately 16.5% and 16.4% of total invested assets as of June 30, 2017 and December 31, 2016, respectively.
Our common equity securities portfolio returned 3.4% for the three months ended June 30, 2017, outperforming the S&P 500 Index return of 3.1%, compared to (0.5)% for the three months ended June 30, 2016, underperforming the S&P 500 Index return of 2.5%. Both variances to the S&P 500 Index return can be attributed largely to the results of our actively-managed publicly traded common equity securities portfolio.
Our other investments portfolio returned (0.5)% for the three months ended June 30, 2017, underperforming the S&P 500 Index return of 3.1%, compared to 10.2% for the three months ended June 30, 2016, significantly outperforming the S&P 500 Index return of 2.5%. The variance for the three months ended June 30, 2017 is partially attributable to a negative $2.3 million valuation adjustment to our currency forward position, which was adversely impacted by the strengthening of the British Pound Sterling relative to the United States Dollar.
Our common equity securities and other investments portfolio returned 1.8% for the three months ended June 30, 2017, underperforming the S&P 500 Index return of 3.1%, compared to 3.3% for the three months ended March 31, 2016, outperforming the S&P 500 Index return of 2.5%.
The portfolio of common equity securities, other investments and high-yield fixed maturity investments returned 2.1% for the three months ended June 30, 2017, underperforming the S&P 500 Index return of 3.1%.
OneBeacon invests in ETFs that seek to provide investment results that, before expenses, generally correspond to the performance of broad market indices. The ETF investments earned the effective market return, before expenses.
The following summarizes OneBeacon's investments in ETFs by exposure to each index:

	Fair Value ($ in millions)
Index	June 30, 2017	December 31, 2016
S&P 500	$177.9	$164.4
We, through White Mountains Advisors LLC (WM Advisors), a registered investment advisor and wholly owned subsidiary of White Mountains, have established a relationship with an unrelated third party registered investment adviser, Lateef Investment Management (Lateef), to actively manage a portion of our common equity securities portfolio. The Lateef common equity portfolio had fair values of $27.6 million and $24.3 million as of June 30, 2017 and December 31, 2016, respectively.
During the third quarter of 2016, we established a portfolio of high-yield fixed maturity investments. The high-yield portfolio had fair values of $102.4 million and $91.0 million as of June 30, 2017 and December 31, 2016, respectively.
Investment Returns—Six months ended June 30, 2017 versus six months ended June 30, 2016
Overview
Our total pre-tax investment results were $54.0 million, a return on average invested assets of 2.1%, for the six months ended June 30, 2017, compared to $67.8 million, a return on average invested assets of 2.7%, for the six months ended June 30, 2016. The decrease was driven primarily by a lower return on our other invested asset portfolio, which was positively impacted by an $11.3 million favorable valuation adjustment on the surplus notes in the 2016 period, as well as a lower return on our fixed income portfolio, which was positively impacted by declining interest rates in the 2016 period. Partially offsetting the decrease was a higher return on our common equity portfolio, which benefited from stronger market performance (as measured by the S&P 500 total return index) as compare to 2016 as well as improved relative performance in the 2017 period.
Fixed income
We maintain a high quality fixed income portfolio with a relatively short duration of approximately 2.6 years excluding short-term investments and approximately 2.5 years including short-term investments as of June 30, 2017. Our fixed income portfolio returned 1.8% for the six months ended June 30, 2017, outperforming the longer duration, but higher credit quality Bloomberg Barclays U.S. Intermediate Aggregate Index return of 1.6%. That compares to a 2.3% return on our fixed income portfolio for the six months ended June 30, 2016, underperforming the Bloomberg Barclays U.S. Intermediate Aggregate Index return of 3.8% for that period.
Excluding high-yield fixed maturity investments, our fixed income portfolio returned 1.6% for the six months ended June 30, 2017, in-line with the longer duration Bloomberg Barclays U.S. Intermediate Aggregate Index return of 1.6%.
Common equity securities and other investments
Our common equity securities portfolio returned 9.1% for the six months ended June 30, 2017, largely in-line with the S&P 500 Index return of 9.3%, compared to 1.8% for the six months ended June 30, 2016, underperforming the S&P 500 Index return of 3.8%. Both variances to the S&P 500 Index return can be attributed largely to the results of our actively-managed publicly traded common equity securities portfolio.
Our other investments portfolio returned (1.7)% for the six months ended June 30, 2017, significantly underperforming the S&P 500 Index return of 9.3%, compared to 10.5% for the six months ended June 30, 2016, significantly outperforming the S&P 500 Index return of 3.8%. The variance for the six months ended June 30, 2017 is partially attributable to a negative $2.3 million valuation adjustment to our currency forward position, which was adversely impacted by the strengthening of the British Pound Sterling relative to the United States Dollar as well as a negative $1.4 million valuation adjustment to the surplus notes, reflecting an increase in the assumed liquidity spread from 250 basis points to 400 basis points, partially offset by the impact of narrowing of non-investment grade credit spreads. The change in estimated liquidity spread reflects management’s increasing view that the surplus notes would be difficult to sell.
Our common equity securities and other investments portfolio returned 4.6% for the six months ended June 30, 2017, underperforming the S&P 500 Index return of 9.3%, compared to 4.8% for the six months ended June 30, 2016, outperforming the S&P 500 Index return of 3.8%.
The portfolio of common equity securities, other investments and high-yield fixed maturity investments returned 4.8% for the six months ended June 30, 2017, underperforming the S&P 500 Index return of 9.3%.
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

	Three Months Ended June 30, 2017
	GAAP return	Include: Impact of return on high yield fixed maturity investments(1)	Reported return
Common equity securities and other investment returns	1.8%	0.3%	2.1%

	Six Months Ended June 30, 2017
	GAAP return	Include: Impact of return on high yield fixed maturity investments(1)	Reported return
Common equity securities and other investment returns	4.6%	0.2%	4.8%
_______________________________________________________________________________
(1) High-yield fixed maturity investments returned 3.1% and 5.4% for the three and six months ended June 30, 2017, respectively.
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
Our top tier regulated U.S. insurance operating subsidiary, Atlantic Specialty Insurance Company (ASIC), has the ability to pay dividends to its immediate parent without the prior approval of regulatory authorities in an amount set by formula based on the lesser of (i) adjusted net investment income, as defined by statute, or (ii) 10% of statutory surplus, in both cases as most recently reported to regulatory authorities, subject to availability of earned surplus. During the six months ended June 30, 2017, ASIC paid $30.0 million of dividend to its immediate parent which took into consideration the rolling 12 month portion of this statutorily defined calculation, including adjusted net investment income and the timing of dividends paid. As of March 31, 2017, ASIC had $624.8 million of statutory surplus and $69.0 million of earned surplus.
In 2017, Split Rock Insurance, Ltd. ("Split Rock") has the ability to distribute statutory capital without the prior approval of the Bermuda Monetary Authority, provided it does not reduce its total statutory capital, as shown in its previous financial year’s statutory financial statements, by 15% or more. In addition, Split Rock has the ability to pay dividends without the prior notification of regulatory authorities of up to 25% of its previous financial year's total statutory capital and surplus, subject to meeting all appropriate liquidity and solvency requirements as specified in the Insurance Act and the Companies Act. As of December 31, 2016, Split Rock had $210.1 million of total statutory capital and $60.1 million of surplus for total statutory capital and surplus of $270.2 million.
Based upon the limitations described above, Split Rock currently has the ability to distribute up to $31.5 million of statutory capital and pay up to $60.1 million of dividends during 2017 without the prior approval of regulatory authorities. During the six months ended June 30, 2017 and 2016, Split Rock did not pay any dividends or distributions to its immediate parent.
During the six months ended June 30, 2017 and 2016, our unregulated insurance operating subsidiaries paid $4.8 million and $4.7 million, respectively, of dividends to their immediate parent. As of June 30, 2017, our unregulated insurance operating subsidiaries had $57.5 million of net unrestricted cash, short-term investments, and fixed maturity investments and $70.5 million of other investments consisting of the surplus notes.
As described in Note 13—"Common Shareholders' Equity" to the accompanying consolidated financial statements, during the six months ended June 30, 2017 and 2016, we declared and paid dividends totaling $39.8 million and $39.6 million, respectively, to our common shareholders.
As of June 30, 2017, the Company and its intermediate holding company subsidiaries held $50.5 million of net unrestricted cash, short-term investments and fixed maturity investments and $12.8 million of common equity securities outside of its regulated and unregulated insurance operating subsidiaries.
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

The following table presents the financial strength ratings assigned to our principal insurance operating subsidiaries as of August 4, 2017:

	A.M. Best(1)	Fitch(2)	Moody's(3)	Standard & Poor's(4)
Ratings	"A" (Excellent)	"A" (Strong)	"A3" (Good)	"A-" (Strong)
Outlook	Under Review	Positive Watch	Under Review	Developing
_______________________________________________________________________________

(1)	"A" is the third highest of sixteen financial strength ratings assigned by A.M. Best.

(2)	"A" is the sixth highest of nineteen international financial strength ratings assigned by Fitch.

(3)	"A3" is the seventh highest of twenty-one financial strength ratings assigned by Moody's.

(4)	"A-" is the seventh highest of twenty-one financial strength ratings assigned by Standard & Poor's.
Subsequent to the announcement of the OneBeacon Acquisition, the rating agencies listed above revised their Outlook. On May 2, 2017, Fitch placed the rating on "Positive Watch." On May 3, 2017, Moody's placed the rating on "review for upgrade." On May 2, 2017, Standard & Poor's revised the rating outlook to "Developing" from "Stable." On May 3, 2017, A.M. Best placed the rating on "under review with positive implications."
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

The following table illustrates our consolidated insurance float position and two operational leverage ratios based on insurance float as of June 30, 2017 and December 31, 2016:

($ in millions)	June 30, 2017		December 31, 2016
Loss and LAE reserves	$1,411.2		$1,365.6
Unearned premiums	595.2		575.1
Reinsurance balances payable	7.1		17.0
Funds held under insurance contracts	210.2		153.0
Insurance liabilities	$2,223.7		$2,110.7

Cash in regulated insurance and reinsurance subsidiaries	$14.5		$13.6
Reinsurance recoverable on paid and unpaid losses	198.0		179.5
Premiums receivable	245.4		228.3
Deferred acquisition costs	106.9		96.3
Ceded unearned premiums	56.6		44.2
Insurance assets	$621.4		$561.9
Insurance float	$1,602.3		$1,548.8
Insurance float as a multiple of total capital	1.2	x	1.2	x
Insurance float as a multiple of OneBeacon's common shareholders' equity	1.6	x	1.5	x
During the six months ended June 30, 2017, insurance float increased by $53.5 million, primarily due to an increase in funds held under insurance contracts as a result of additional collateral received related to our Surety business.
Financing and Capital Items
Debt
The following table summarizes our debt to capital ratio at June 30, 2017 and December 31, 2016:

($ in millions)	June 30, 2017	December 31, 2016
Senior Notes, carrying value	$273.3	$273.2
Non-controlling interest	(0.3)	3.9
OneBeacon's common shareholders' equity	1,015.1	1,021.3
Total capital	$1,288.1	$1,298.4
Ratio of debt to total capital	21.2%	21.0%
We believe that we have the flexibility and capacity to obtain funds externally as needed through debt or equity financing on both a short-term and long-term basis. However, we can provide no assurance that, if needed, we would be able to obtain additional debt or equity financing on satisfactory terms, if at all.
On September 29, 2015, the Company and OneBeacon Holdings, Inc. (OBH), as co-borrowers and co-guarantors, entered into a revolving credit facility administered by U.S. Bank N.A. (U.S. Bank) and including BMO Harris Bank N.A. as an additional lender, which has a total commitment of $65.0 million and has a maturity date of September 29, 2019 (Credit Facility). As of June 30, 2017, the Credit Facility was undrawn.
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
Interest payments on the 2012 Senior Notes during the six months ended June 30, 2017 and 2016 totaled $6.3 million in both periods.
As of June 30, 2017, the Company and OBH were in compliance with all of the covenants under the 2012 Senior Notes and the Credit Facility. The closing of the OneBeacon Acquisition will not result in any default under the indenture for the 2012 Senior Notes. While the closing of the OneBeacon Acquisition would constitute an event of default under the Credit Facility, OneBeacon intends to voluntarily terminate the Credit Facility, which is undrawn, effective as of the closing.
Pursuant to the Merger Agreement, OneBeacon, without the prior written consent of Intact, cannot take certain actions until the effective time of the merger or termination of the Merger Agreement, including incurring any additional indebtedness, issuing equity, selling any material properties or assets, acquiring assets or making, or committing to make, capital expenditures, in each case except as permitted pursuant to the Merger Agreement.
Share Repurchase Authorization
On August 22, 2007, our Board authorized us to repurchase up to $200.0 million of OneBeacon's Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. Since the inception of this authorization, the Company has repurchased and retired 6.7 million of its Class A common shares. During the six months ended June 30, 2017, no shares were repurchased under the share repurchase authorization. During the six months ended June 30, 2016, 850,349 shares were repurchased under the share repurchase authorization for $10.6 million at an average share price of $12.42. The amount of authorization remaining is $75.0 million as of June 30, 2017.
During the six months ended June 30, 2017 and 2016, the Company repurchased 67,273 and 64,981 common shares, respectively, for $1.1 million and $0.9 million to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not reduce the board authorization referred to above.
Cash Flows
Detailed information concerning our cash flows during the six months ended June 30, 2017 and 2016 follows:
Cash flows from operations for the six months ended June 30, 2017 and 2016
Net cash flows provided from operations for the six months ended June 30, 2017 were $86.2 million compared to net cash flows used for operations of $17.3 million for the six months ended June 30, 2016. Net cash flows relating to operations increased primarily due to additional collateral received related to our Surety business, as well as lower paid losses.
Other Liquidity and Capital Resource Activities
During the six months ended June 30, 2017, we made payments with respect to our long-term incentive compensation plans totaling $6.5 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 113,950 performance units, and 3,767,500 long-term cash awards for the 2014-2016 performance cycle.
During the six months ended June 30, 2016, we made payments with respect to our long-term incentive compensation plans totaling $9.3 million, in cash or by deferral into certain of our non-qualified compensation plans. These payments were made primarily with respect to 167,300 performance shares, 126,900 performance units, and 3,825,000 long-term cash awards for the 2013-2015 performance cycle.
Cash flows from investing and financing activities for the six months ended June 30, 2017 and 2016
Financing and Other Capital Activities
During the six months ended June 30, 2017 and 2016, we declared and paid $39.8 million and $39.6 million, respectively, of regular quarterly cash dividends to holders of OneBeacon's common shares.
During the six months ended June 30, 2017, we repurchased and retired no shares of our Class A common stock. During the six months ended June 30, 2016, we repurchased and retired 850,349 shares of our Class A common stock for $10.6 million at an average share price of $12.42 under the board authorization referred to above.

During the six months ended June 30, 2017 and 2016, the Company repurchased 67,273 and 64,981 common shares, respectively, for $1.1 million and $0.9 million, respectively, to satisfy employee income tax withholding pursuant to employee benefit plans. Shares repurchased pursuant to employee benefit plans do not fall under the board authorization referred to above.
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
Critical Accounting Estimates
Refer to the Company's 2016 Annual Report on Form 10-K for a complete discussion regarding our critical accounting estimates. As of June 30, 2017, there were no material changes to our critical accounting estimates.
FORWARD-LOOKING STATEMENTS
The information contained in this report may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report that address activities, events or developments which we expect will or may occur in the future are forward-looking statements. The words "will," "believe," "intend," "expect," "anticipate," "project," "estimate," "predict" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements with respect to our:

•	change in book value per share or return on equity;

•	business strategy;

•	financial and operating targets or plans;

•	incurred loss and loss adjustment expenses and the adequacy of our loss and loss adjustment expense reserves and related reinsurance;

•	projections of revenues, income (or loss), earnings (or loss) per share, dividends, market share or other financial forecasts;

•	expansion and growth of our business and operations;

•	proposed merger with Intact Financial Corporation ("Intact");

•	future capital expenditures; and

•	pending legal proceedings.
These statements are based on certain assumptions and analyses made by us in light of our experience and judgments about historical trends, current conditions and expected future developments, as well as other factors believed to be appropriate in the circumstances. However, whether actual results and developments will conform to our expectations is subject to a number of risks, uncertainties or other factors which are described in more detail in Part II, Item 1A under the caption "Risk Factors" of this report and beginning on page 16 of the Company's 2016 Annual Report on Form 10-K, that could cause actual results to differ materially from expectations, including:

•	recorded loss and loss adjustment expense reserves subsequently proving to have been inadequate;

•	changes in interest rates, debt or equity markets or other market volatility that negatively impact our investment portfolio;

•	competitive forces and the cyclicality of the property and casualty insurance industry;

•	claims arising from catastrophic events, such as hurricanes, windstorms, earthquakes, floods or terrorist attacks;

•	the continued availability of capital and financing;

•	the continued availability and cost of reinsurance coverage and our ability to collect reinsurance recoverables;

•	the ability to maintain data and system security;

•	the outcome of litigation and other legal or regulatory proceedings;

•	our ability to continue meeting our debt and related service obligations or to pay dividends;

•	our ability to successfully develop new specialty businesses;

•	changes in laws or regulations, or their interpretations, which are applicable to us, our competitors, our agents or our customers;

•	actions taken by rating agencies from time to time with respect to us, such as financial strength or credit rating downgrades or placing our ratings on negative watch;

•	our ability to retain key personnel;

•	participation in guaranty funds and mandatory market mechanisms;

•	our ability to maintain effective operating procedures and manage operational risk;

•	changes to current shareholder dividend practice and regulatory restrictions on dividends;

•	credit risk exposure in certain of our business operations;

•	Bermuda law may afford less protection to shareholders;

•	our status as a subsidiary of White Mountains, including potential conflicts of interest, competition, and related-party transaction;

•	changes in tax laws or tax treaties;

•	the risk that the proposed merger with Intact may not be completed on the currently contemplated timeline or at all;

•
risks related to diverting management’s attention from our ongoing business operations and other risks related to the pendency of the proposed merger with Intact, including on our ability to retain and hire key personnel, our ability to maintain relationships with our customers, policyholders, brokers, service providers and others with whom we do business, our stock price and our business, financial condition and results of operations generally;

•	the risk that shareholder litigation in connection with the proposed merger with Intact may result in significant costs of defense, indemnification and liability; and

•	other factors, most of which are beyond our control.
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
Refer to our 2016 Annual Report on Form 10-K and in particular Item 7A — "Quantitative and Qualitative Disclosures About Market Risk." As of June 30, 2017, there were no material changes to the market risks described in our most recent Annual Report on Form 10-K.
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
The Company's management, with the participation of the CEO and CFO (the principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that as of June 30, 2017, our disclosure controls and procedures are adequate and effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. During the quarter ended June 30, 2017, there were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
Litigation Related to the OneBeacon Acquisition
 On June 2, 2017, Stephen Bushansky, a purported Company shareholder, filed a class action complaint against the Company and each of the Company’s directors in the U.S. District Court for the District of Minnesota (the “Minnesota Court”), purportedly on behalf of the Company’s public shareholders. Thereafter, three additional lawsuits were filed in the Minnesota Court by additional purported shareholders, Darrin Dickers, Raymond Martino and Robert Berg (collectively with Bushansky, the “Plaintiffs”). The complaints in each pending class action allege that the Company’s preliminary proxy statement filed with the U.S. Securities and Exchange Commission (“SEC”) omitted or misrepresented certain material information, allegedly in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 and sought to enjoin the Company and Intact Financial Corporation from closing the OneBeacon Acquisition, or if the Acquisition closes, to award Plaintiffs damages and costs.
On June 26, 2017, Plaintiffs jointly filed a motion for preliminary injunction to enjoin the shareholder vote on the OneBeacon Acquisition, but withdrew their motion on July 7, 2017. Company shareholders approved the OneBeacon Acquisition on July 18, 2017 at a special general meeting of shareholders. Plaintiffs have not dismissed their cases and OneBeacon’s responsive pleadings are due August 14, 2017. The Company believes the cases lack merit and continues to vigorously defend this litigation.
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
In addition, OneBeacon, OneBeacon-sponsored benefit plans and other affiliates of White Mountains in their capacity as former shareholders of Tribune, along with thousands of former Tribune shareholders, have been named as defendants in an adversary proceeding brought by the Official Committee of Unsecured Creditors of the Tribune Company (the “Committee”), on behalf of the Tribune Company, which seeks to avoid the repurchase of shares by Tribune in the LBO on a theory of intentional fraudulent transfer (the “Committee Action”). Tribune emerged from bankruptcy in 2012, and a litigation trustee replaced the Committee as plaintiff in the Committee Action. This matter was consolidated for pretrial matters with the Noteholder Actions in the SDNY and was stayed pending the motion to dismiss in the Noteholder Action. An omnibus motion to dismiss the shareholder defendants in the Committee Action was filed in May 2014 and the motion was granted on January 6, 2017. The plaintiff has requested permission to move the SDNY to certify the decision as a final judgment capable of immediate appeal. No amount has been accrued in connection with this matter as of June 30, 2017, as the amount of loss, if any, cannot be reasonably estimated.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A - “Risk Factors” of our 2016 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2017, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, except for those noted below. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
Risks Related to the Merger
The pendency of the proposed merger with Intact could have a material and adverse effect on OneBeacon’s business, financial condition and results of operations.
The pendency of the proposed acquisition of OneBeacon by Intact could cause disruptions and create uncertainty surrounding OneBeacon’s business, including affecting OneBeacon’s relationships with its customers, policyholders, brokers, service providers and employees, which could have an adverse effect on its business, financial condition, results of operations and ability to retain and hire key personnel, regardless of whether the proposed merger is completed. In particular, OneBeacon could potentially lose customers, policyholders, brokers or service providers. In addition, OneBeacon has diverted, and will continue to divert, significant management resources towards the completion of the proposed merger, which could have a material and adverse effect on its business, financial condition and results of operations.
OneBeacon is also subject to certain restrictions on the conduct of its business prior to the consummation of the merger as provided in the merger agreement, which may adversely affect its ability to execute certain of its business strategies, including, among other things, the ability in certain cases to enter into material contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. These restrictions could result in OneBeacon’s inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise have a material and adverse effect on its business, financial condition and results of operations.
The merger is subject to conditions, including certain conditions that may not be satisfied, or satisfied on a timely basis. Failure to complete the merger could have a material and adverse effect on OneBeacon.
Completion of the merger is subject to the satisfaction or waiver of a number of closing conditions, including the receipt of required regulatory approvals or consents, including from the domestic insurance regulators of the states of Delaware, Pennsylvania, Texas and New York, the absence of any injunction or restraint enjoining the merger, as well as other conditions to closing as are customary in transactions such as the merger. Many of the conditions to closing are outside of OneBeacon’s control and may prevent, delay or otherwise adversely affect the completion of the merger.
If the merger is not completed on a timely basis, or at all, OneBeacon’s ongoing businesses may be adversely affected and OneBeacon will be subject to a number of risks, including the following:

•
OneBeacon will be required to pay costs relating to the merger, such as legal, accounting, financial advisory and costs relating to regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses, whether or not the merger is completed;

•
time and resources committed by OneBeacon’s management to matters relating to the merger could otherwise have been devoted to OneBeacon’s existing business or to pursuing other beneficial opportunities;

•
the manner in which brokers, insurers and other third parties perceive OneBeacon may be negatively impacted, which in turn could affect OneBeacon’s ability to compete for or write new business or obtain renewals in the marketplace;

•	OneBeacon may experience negative reactions from current and prospective employees;

•	OneBeacon’s stock price may decline significantly from the current market price to the extent its current stock price reflects a market assumption that the merger will occur;

•	OneBeacon’s ratings may be adversely affected, which could have an adverse effect on its business, financial condition and results of operations; and

•
OneBeacon could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against OneBeacon to perform its obligations under the merger agreement.

Additionally, in approving the merger agreement, OneBeacon’s board of directors considered a number of factors and potential benefits. If the merger is not completed, OneBeacon will not realize these and other anticipated benefits of the merger.
Lawsuits have been and may continue to be filed against OneBeacon or its board of directors or officers and could prevent or delay the completion of the merger or result in the payment of damages following the completion of the merger.
Transactions such as the merger are often subject to lawsuits filed against OneBeacon or its board of directors or officers in connection with the merger, which could prevent or delay the completion of the merger and result in substantial costs to OneBeacon, including costs associated with defense, indemnification and liability. To date, multiple purported class action lawsuits, which have been consolidated into one lawsuit, have been filed by shareholders seeking an award of unspecified damages, attorneys’ and other fees and costs and other relief. OneBeacon and its directors believe these claims are without merit and intend to vigorously defend the litigation. OneBeacon cannot predict the outcome of or estimate the possible loss or delay of the completion of the merger, if any, resulting from these matters.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On August 22, 2007, the Company's Board authorized the repurchase of up to $200.0 million of its Class A common shares from time to time, subject to market conditions. Shares may be repurchased on the open market or through privately negotiated transactions. This authorization does not have a stated expiration date. During the three months ended June 30, 2017, no shares were repurchased under the share repurchase authorization. As of June 30, 2017, an aggregate of 6.7 million Class A common shares were repurchased for $125.0 million under this authorization and retired. The amount of authorization remaining is $75.0 million as of June 30, 2017.

ITEM 6.	EXHIBITS
(a)   Exhibits

2.1**
Agreement and Plan of Merger, dated as of May 2, 2017, by and among OneBeacon Insurance Group, Ltd., Intact Financial Corporation, Intact Bermuda Holdings Ltd. and Intact Acquisition Co. Ltd. incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 2, 2017.

10.1*	Form of OneBeacon Insurance Group, Ltd. 2017-2019 Performance Unit Award Agreement (combined ratio)
10.2*	Form of OneBeacon Insurance Group, Ltd. 2017-2019 Performance Unit Agreement (combined ratio and growth in book value per common share)
10.3**	Form of Retention Agreement for CEO incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2017.
10.4**	Form of Retention Agreement for Non-CEO Named Executive Officers incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2017.
10.5**	OneBeacon Severance Plan incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 24, 2017.
10.6**	OneBeacon 2017 Long-Term Incentive Plan incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on May 26, 2017.
31.1*	Certification of T. Michael Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Paul H. McDonough pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of T. Michael Miller pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Paul H. McDonough pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*
The following financial information from OneBeacon Insurance Group, Ltd.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets, June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations and Comprehensive Income, Six Months Ended June 30, 2017 and 2016; (iii) Consolidated Statements of Common Shareholders' Equity, Six Months Ended June 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows, Six Months Ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Filed Herewith

**	Previously filed
***Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

OneBeacon Insurance Group, Ltd.
Date:	August 4, 2017	By:	/s/ JOHN C. TREACY
John C. Treacy Chief Accounting Officer and Treasurer*

*Executing as both the Chief Accounting Officer and a duly authorized officer of the Company